Form 10-K405
period 2000-06-30
LANTRONIX
filed 2000-09-28
CIK 1114925

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _________ to __________

                        Commission File Number 333-37508

                               ----------------

                                LANTRONIX, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       33-0362767
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                15353 Barranca Parkway, Irvine, California 92618
                    (Address of principal executive offices)

                                 (949) 453-3990
              (Registrant's telephone number, including area code)

                               ----------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

         Title of                                       Name of each exchange
        each class                                       on which registered
        ----------                                      ---------------------
       Common Stock                                     Nasdaq National Market

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of September 20, 2000, there were 35,831,372 shares of the company's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Company (based on the closing sale price of such shares on the NASDAQ National market on September 20, 2000) was approximately $51,836,176. Shares of the Company's common stock held by each executive officer, director and holder of five percent or more of the registrant's common stock outstanding as of September 20, 2000 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
===============================================================================

                                LANTRONIX, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
                                                  PART 1

ITEM 1.   Business...............................................................................   1

ITEM 2.   Properties.............................................................................  12

ITEM 3.   Legal Proceedings......................................................................  12

ITEM 4.   Submission of Matters to a Vote of Security Holders....................................  12

                                                  PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  13

ITEM 6.   Selected Consolidated Financial Data...................................................  15

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  16

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................  31

ITEM 8.   Financial Statements and Supplementary Data............................................  31

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  31

                                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant.....................................  32

ITEM 11.  Executive Compensation.................................................................  33

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.........................  34

ITEM 13.  Certain Relationships and Related Transactions.........................................  35

                                                  PART IV

ITEM 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  37

                                     PART I

ITEM 1. BUSINESS

Overview

   Lantronix designs, develops and markets network device servers that enable almost any electronic device to be accessed, managed, controlled, reprogrammed and configured or reconfigured over the Internet or other networks using standard protocols for connectivity, including fiber optic, Ethernet and wireless. Our Device Servers and Multiport Device Servers are fully integrated systems that contain memory, processors, operating systems, software applications and communication ports. As a result, users can gain instant access to critical information, manage devices in real-time and manage and control devices over the Internet or other networks. We have developed networking solutions for devices such as bar code scanners, building Heating, Ventilation and Air Conditioning (HVAC) systems, elevators, manufacturing equipment, process control equipment, vending machines, thermostats, security cameras, medical instruments, temperature sensors, card readers and point of sale terminals. We sell our products, which also include print servers and other devices, through multiple channels including Original Equipment Manufacturers (OEMs), systems integrators, distributors and Value Added Resellers (VARs) to a wide variety of end-markets, including industrial automation, healthcare, security/access control, retail/point of sale, commercial/information technology and telecommunications.

Industry Background and Trends

   The emergence of the Internet has increased users' access to information and the speed at which users are able to interact with new information. As Internet technology applications have become more advanced, users have become able to conduct business in real-time over the Internet and other networks. This trend has escalated demand for real-time access to devices over the Internet for a broad range of applications at all levels of technological sophistication.

   The majority of electronic devices in existence today are not connected to the Internet or other networks. Instead, these devices, if networked, primarily communicate through proprietary closed control systems. These systems collect data from the physical world and convert that data into electrical signals. These signals can be used to effect responses based on preprogrammed rules and logic. These systems have traditionally required a PC gateway solution, where the intelligence is based in the central controller and complex wiring and customization are required for communication. Examples of these systems include point of sale devices, bar code scanners, security systems, elevators, manufacturing equipment and medical instruments. Moreover, any intelligent action that must be taken as a result of information provided by these devices, such as ordering additional inventory, requires action by a human being. Today, manufacturers, VARs, systems integrators and end-users are increasingly demanding cost-efficient solutions to enable electronic devices to be connected and controlled and to be able to respond automatically and intelligently to data inputs over the Internet or other networks.

   Device server technology can enhance the full spectrum of electronic devices, from ordinary devices such as vending machines to highly sophisticated devices such as security systems, by reducing hardware and software costs, reducing labor costs, increasing access to information and increasing the overall speed and efficiency of completing tasks. For example, a traditional vending machine requires a human being to routinely drive out to the vending machine site, perform routine maintenance, collect cash and to check, stock and order new inventory. By connecting the vending machine to the Internet using device server technology, the vending machine could automatically monitor its inventory and operational status, send purchase orders to suppliers, and request maintenance visits as needed. The vending machine could also adjust prices automatically and even process credit card payments instead of requiring cash. Moreover, the vending machine could accurately monitor consumer preferences for use by snack food companies to measure demand or set pricing.

   Device server technology can also benefit more complex applications such as security systems. Traditionally, security systems have had security panels located at entrances where permitted entrants input a code or swipe a badge for access to the building. Typically, these security panels are connected to central, on-site control panels through extensive wiring which in turn is connected to a local server, which in turn is connected to the security company's main server. Together theses devices determine if the person requesting access should be admitted to the building. By implementing device server technology at the point of entry, the local server, control panel and system specific wiring could be eliminated because the device server could communicate directly with the main server via the Internet. In addition, this Internet access enables a host of control options and potential efficiencies. For example, a security system which is monitored via the Internet emits a constant pinging while connected. Therefore, an end-user would immediately be informed of a problem if the pinging were to stop. In contrast, a security system that relies on a telephone line does not emit a constant pinging, and therefore might require a longer period of time to discover that a problem exists. Moreover, using device server technology, the end-user could change specific employee access to the point of entry remotely, and end users could switch security companies easily because no proprietary security company hardware would exist on site and the device servers can be remotely reprogrammed.

   Demand for device servers is being driven by the need for cost effective networking solutions for devices which are already installed and are not designed to have Internet access as well as devices currently being developed by OEMs and system integrators. We believe that our customers deploy our device server technology only in instances where the financial benefits outweigh the cost of our products. As with the computer industry's move away from centralized computing architectures, we believe that across a broad range of applications, the access control industry is moving away from customized, wiring-intensive and closed interconnection schemes among various system components, towards open, interoperable, distribution architectures in which the control intelligence resides among the sensors and actuators in an intelligent network. In terms of the installed base of devices, device server technology can enable Internet access to almost any electronic device that has a serial port. In terms of devices currently being developed, device server technology can be embedded in many electronic devices, including devices that contain a microprocessor. Cahners In-stat Group, an independent research company, estimates that the number of microprocessors embedded in electronic devices is expected to increase from over 4.9 billion units as of December 31, 1999 to 7.3 billion units by December 31, 2000. As competition to be the first-to-market with Internet-enabled products intensifies we believe OEMs and systems integrators, whose core competencies typically do not include networking expertise, are increasingly seeking out third-party providers of networking capabilities that can meet end-user demand.

The Lantronix Solution

   We are a leading provider of intelligent network device servers that enable almost any electronic devices to be accessed, managed, controlled, reprogrammed and configured or reconfigured over the Internet and other networks using standard protocols for connectivity, including fiber optic, Ethernet and wireless. We offer a broad range of products for various currently installed devices that lack built-in network functionality. Our products are designed to connect to many of these devices at a fraction of the cost of replacing the existing equipment or wiring each device to a conventional PC that would act as a gateway to the network. We also offer products that are used by OEMs to provide Internet connectivity in their current and future product lines. Because our products are based on open standards, OEMs can avoid potentially complicated hardware and software integration issues and can network-enable their products quickly and seamlessly.

   Our Device Servers can be segmented into two major categories: external and embedded. Our external products are primarily used to network-enable the installed base of electronic devices, though we also offer manufacturers a turnkey solution for new devices. Our embedded products are designed into new electronic devices. By offering both product lines, we allow manufacturers to uniformly connect the end-users' new and existing equipment.

   We believe our Device Servers enable our customers and end-users to compete more effectively by allowing them to improve their business models by automating tasks previously performed by human resources, increasing control and creating cost efficiencies. We currently offer our Device Servers in many markets, including industrial automation, healthcare, security access/control, retail/point of sale, commercial/information technology, and telecommunications. We believe our products offer end-users and manufacturers the following key advantages:

    Fully Integrated Solution. Our Device Servers are fully integrated with hardware, firmware, protocols, application software and a real-time operating system. Our Device Server technology is based on widely accepted industry standards, such as TCP/IP, HTTP, SNMP and Telnet, which we believe will provide Internet and other network compatibility today and in the future. We believe our solution enables OEMs to quickly integrate the products they manufacture, significantly reducing their time-to-market. We also believe that our products offer a turnkey solution to our end-user customers.

    Remote Real-Time Solution. By enabling our end-users to communicate in a remote real-time environment over the Internet or other networks, our Device Servers facilitate increased user efficiencies. Our products can significantly reduce labor costs as well as eliminate the need for expensive gateways and redundant wiring used to network many devices. For example, the restaurant industry has traditionally used a point of sale system that communicates to an internal database which in turn communicates to a manager at a remote site for inventory and procurement review. Our remote solution could simplify this process by continuously communicating data directly from the restaurant point of sale devices to the restaurant's suppliers and food distributors, and order supplies as needed, thereby reducing the costs in a restaurant's procurement chain.

    Open, Standards-based Architecture. We have an open architecture that enables our products to be compatible and interoperable with a variety of devices manufactured by different OEMs and across different platforms. Unlike products that use a proprietary system, we believe our Device Servers are flexible and easily facilitate communication between devices with various architectures. In addition, our open architecture gives our customers the ability to modify and customize our products. For example, we offer our customers a development environment we call our Software Developers Kit that allows our customers to customize our products with the commonly used "C" programming language. We offer a variety of support programs to assist our customers in developing these custom applications.

    No Gateway Requirement to Network Devices. Unlike many of our competitors, we are able to network electronic devices without the need for a proprietary PC or server gateway. Because our technology enables intelligent action to occur at the device level instead of at the gateway, end users can communicate directly with devices over the Internet.

    Improved Reliability. Our Device Server technology is highly reliable because there is no single point of failure. Because our Device Servers contain a built-in web server and software, each of our Device Servers operates independently and does not rely on a centrally located gateway or server. In addition, by using its built-in processor power, our Device Servers have the capability of tracking the status of the electronic device and can report problems before they occur.

Our Strategy

   Our objective is to be the leading global provider for network-enabling devices. The following elements are central to our strategy:

    Build our Sales Channel Relationships. We plan to continue to develop relationships with OEMs, VARs and system integrators that are leaders in our targeted industry markets. Currently we have relationships with approximately 1,400 customers. We will seek to strengthen and expand our relationships as well as aggressively increase our customer base by providing timely, cost effective networking solutions and customer service.

    Target Complementary Alliances and Strategic Acquisitions. We plan to continue to enter into complementary alliances and make strategic acquisitions of both companies and key technologies which we believe will have synergistic benefits with our existing customer base and product lines. For example, we are involved in the Universal Plug and Play Forum with Microsoft, Intel, Hewlett Packard and other technology companies. In addition, in 1998 we acquired ProNet GmbH, a German supplier of industrial application device servers. We believe this strategy will have the potential to enable us to increase our market share in what is currently a fragmented device server market as well as gain access to larger product and customer bases.

    Invest Significantly in Research and Development. We intend to spend significantly greater sums on our research and development efforts over the next two years to develop additional cost efficient Device Server solutions and other technologies, in order to meet changing client needs. We believe that we have substantial expertise in developing network-enabling technology, and we intend to use this expertise to continue to deliver products with high-functionality at competitive prices.

    Extend Existing Customer Relationships to Expand Future Revenue
  Streams. We intend to extend our existing customer relationships by providing Device Server solutions for a greater percentage of the products and services our customers currently offer, and also by providing solutions for our customers' new products and services. For example, our customers include many OEMs which develop products in a wide variety of industries. To the extent that we provide Device Server technology solutions for an OEM within a specific industry, we expect to be able to provide similar solutions in the other industries that the OEM services. In addition, as demand for real-time connectivity continues to grow, we believe our customers will increasingly demand highly integrated embedded networking solutions for their new products. We expect to be able to grow with our customers by providing continually enhanced embedded and external device server solutions to better suit our customers' needs.

    Leverage our Application Expertise. We have substantial experience in developing Device Server application solutions, and have developed software applications that can be used across our product lines to serve our customers' diverse needs. As we further penetrate our target markets, we intend to continue to develop and refine our software applications, providing us with a growing base of sophisticated software to help develop new device applications.

    Establish Strong Brand Awareness. We believe Lantronix is a leading name in the device server market. We intend to further develop brand awareness by expanding our marketing relationships and programs. For example, we intend to co-brand our products with select customers. We believe that establishing brand recognition will help us establish wide acceptance of our technology and products.

Products

   We develop, market and support a variety of powerful, turnkey hardware and software products that enable electronic devices to be connected over the Internet or other networks. Our connectivity solutions are currently deployed in industrial automation, healthcare, security access/control, retail/point of sale, commercial/ information technology, and telecommunication markets. Our products are based on our integrated, open architecture Device Server technology.

                          Net Revenues for
                             Year Ended
                           June 30, 2000   Primary Product
 Product Family              (millions)    Function                  Products
 --------------           ---------------- ---------------           --------
 Device Servers                $24.2       Enable almost any         External and embedded
                                           electronic device to      CoBox, MSS and UDS
                                           become network-enabled,   products.
                                           allowing the user to
                                           control the device by
                                           way of the Internet
                                           using a wide range of
                                           network protocols.

 Multiport Device Servers      $10.9       Enable multiple devices   ETS and LRS products.
                                           to become network-
                                           enabled, allowing the
                                           user to control the
                                           devices by way of the
                                           Internet using a wide
                                           range of network
                                           protocols.

 Print Servers                 $ 6.5       Allow multiple users to   EPS, MPS and LPS
                                           share printers anywhere   products.
                                           on an Ethernet network
                                           using a wide range of
                                           network protocols.

 Other                         $ 3.4       Support our product       Switches, hubs and other
                                           lines.                    connectivity
                                                                     peripherals.

 Device Servers and Multiport Device Servers

   We produce a wide variety of device servers. Both our Device Servers and our Multiport Device Servers enable almost any electronic device to become network-enabled, allowing the user to control the device by way of the Internet or other networks. Our products range from our MSS, UDS and CoBox lines of single and dual- port Device Servers, in sizes as small as a matchbook, to our ETS line of rackmount and tabletop Multiport Device Servers.

   Device Servers. Originally our Device Servers were designed using our Micro Serial Server or MSS architecture. In 1998, we acquired ProNet GmbH, a supplier of industrial applications and device servers. Using the acquired proprietary CoBox architecture, we introduced a board-level Device Server, giving OEMs a quick and compatible way to embed open standards-based Internet capability and computing power into almost any electronic device. We also launched a line of Device Servers for the industrial automation market, which are available in industry-standard DIN Rail form factors, with support for traditional industrial communications protocols including Modbus and SECS. Device Servers are easy to manage using any standard web browser, due to a built-in HTTP server and Java management program.

   The table below sets forth our Device Servers, their type of connection, the product description and their initial introduction date:

               Connection
 Product Name     Type                        Description               Introduction Date
 ------------  ----------                     -----------               -----------------

 UDS 10         External  RS-232, RS-485, RS-422 serial standards.      June 2000
                          DB25 serial port. RJ45 connector. Flash
                          ROM. Managed via HTTP, DHCP, Telnet and
                          SNMP.

 CoBox Micro    Embedded  TTL serial. Ethernet RJ45 connector. IP       November 1999
                          protocol stack. Flash ROM. Managed via
                          HTTP, Telnet and SNMP.

 MSS-VIA        External  Combines RS-232, RS-422 and RS-485            October 1999
                          interface with a 10/100 Ethernet and
                          integrated PC Card interface for Wireless
                          Connectivity. Flash ROM for software
                          upgrades. Management via Telnet, SNMP,
                          DHCP, HTTP, DB9 Serial Console Port and
                          EZWebCon.

 CoBox DinRail  External  RS-232, RS-485, & RS-422 serial standards     March 1999
                          (switch selectable). 10BASE-T Ethernet
                          interface (RJ45). Master or slave
                          functionality.

 CoBox Modbus   External  RS-232, RS-485, RS-422 serial standards.      March 1999
                          DB25 and DB9 serial interfaces. RJ45 and
                          AUI Ethernet interfaces, STP/UTP Token Ring
                          interfaces. IP, Modbus RTU, Modbus ASCII
                          and Modbus TCP. Flash ROM. Managed via
                          Serial, Telnet, and SNMP.

 CoBox Mini     Embedded  Two TTL serial interfaces. Ethernet and       December 1998
                          Token Ring available. IP protocol stack.
                          Flash ROM. Managed via HTTP, Serial, Telnet
                          and SNMP.

 MSS100         External  DB25 with full modern controls and a 10/100   November 1998
                          RJ45 network interface. Flash ROM for
                          software upgrades. Management via HTTP,
                          SNMP, DHCP, Telnet and EZWebCon GUI.

 CoBox          External  RS-232, RS-485, RS-422 serial standards.      October 1998
                          DB25 and DB9 serial interfaces. RJ45 and
                          AUI Ethernet interfaces, STP/UTP Token Ring
                          interfaces. Flash ROM. IP protocol
                          implementation. Managed via HTTP, Telnet,
                          Serial and SNMP.

 MSS485         External  RJ45/screw block serial interface Flash       March 1998
                          ROM. Management via Telnet, SNMP, DHCP and
                          EZWebCon.

 MSS1           External  DB25 serial interface. Wide variety of port   October 1995
                          and network configuration options. Flash
                          ROM Management via Telnet, SNMP, DHCP, and
                          EZWebCon.

 LRS1           External  RS-232 DB25 DTE asynchronous serial ports.    September 1995
                          TCP/IP, IPX/SPX and AppleTalk protocols.
                          RIP and Static routing. PPP, SLIP/CSLIP,
                          and NAT support. Supports V.90 and ISDN
                          modems. Provides secure access for Dial-in,
                          Dial-out, LAN-to-LAN, Console Server and
                          ISP.

   Multiport Device Servers. We offer a broad line of Multiport Device Servers, which are specialized devices that can network multiple devices while operating independent of any proprietary host and supporting virtually every standard networking protocol.

   The table below sets forth our line of Multiport Servers, their number of serial ports, the product description and their initial introduction date:

 Product   # of
 Name      Ports                        Description                   Introduction Date
 -------   -----                        -----------                   -----------------
 ETS32PR    32   10/100 RJ45 and AUI Ethernet ports. Full modem       November 1998
                 controls on each port. Managed via HTTP, SNMP,
                 DHCP, Telnet and EZWebCon.

 CoBox NTP  2    Connect GPS time source to an Ethernet or Token      October 1998
                 Ring network. Supports NTP and time/udp protocols.
                 RS-232 and RS-422 serial standards. Flash ROM.
                 Managed via Serial and Telnet.

 ETS4P      4    10BASE-T and AUI Ethernet interfaces. TCP/IP, IPX,   September 1998
                 AppleTalk, Windows NT, and LAT. NDS compliant.
                 Managed via Telnet, SNMP, DHCP and EZWebCon.

 ETS8P      8    10BASE-T and AUI Ethernet interfaces. TCP/IP, IPX,   May 1997
                 AppleTalk, Windows NT, and LAT. NDS compliant.
                 Managed via Telnet, SNMP, DHCP, and EZWebCon.

 ETS16P     16   10BASE-T and AUI Ethernet interfaces. TCP/IP, IPX,   May 1997
                 AppleTalk, Windows NT, and LAT. NDS compliant.
                 Managed via Telnet, SNMP, DHCP and EZWebCon.

 LRS32F     32   RJ45 serial ports support RS-423 and RS-232C.        May 1997
                 Secure Console Server connections to host systems.
                 In-band/out-of-band management. 10/100 and AUI
                 network interfaces.

 LRS16F     16   RJ45 serial ports support RS-423 and RS-232C.        March 1996
                 Secure Console Server connections to host systems.
                 In-band/out-of-band management. 10/100 and AUI
                 network interfaces.

   Software Developers Kit. Many of our Device Servers can be easily customized by an OEM or systems integrator to meet unique application requirements by using our Software Developers Kit. Using the commonly used "C" programming language, our customers can quickly customize the core operating system on a variety of our Device Servers.

   Comm Port Redirector. We provide customers with our Comm Port Redirector software utility at no charge. When used in conjunction with Device Servers, our Comm Port Redirector allows existing Windows-based software applications to continue operating over a network without any modification, as if devices were still locally attached.

   Other Products. We also sell switches, hubs and other connectivity peripherals that our customers may request in conjunction with our Device Servers, Multiport Device Servers and Print Server products.

   Print Servers. We offer our MPS, LPS and EPS lines of print servers, which enable multiple users to share printers anywhere on an Ethernet network using a wide range of network protocols. Our EPS product line supports TCP/IP, IPX, AppleTalk, and LAT protocols. Within the individual EPS products, additional protocols are supported. Our MPS and LPS product lines support TCP/IP, IPX, NetBIOS/NetBEUI and LAT. In addition, our MPS product line supports AppleTalk.

Customers

   Our Device Server technology has a broad range of applications across a variety of markets, including industrial automation, healthcare, security/access control, retail/point of sales, commercial/information technologies and telecommunications. We primarily service these markets by selling our products to OEMs, VARs and systems integrators. Our products are sold either directly or through distributors.

   Original Equipment Manufacturers. Our OEM customers manufacture products that traditionally have not been networked, but for which consumers are increasingly demanding networking capabilities. Typically, OEMs use our external solutions to network-enable their installed base of products and our embedded solutions to network-enable their current and future products. These OEMs typically lack a core competency in networking but require solutions that enable them to quickly introduce network solutions to their end-users. We allow OEMs to outsource the development function of these networking solutions, and as a result, reduce the OEMs' research and development costs, avoid integration problems and bring newly networked products to market faster. We expect that sales to OEMs as a percentage of total sales will increase in the future.

   Value Added Resellers/Systems Integrators. Our VAR and systems integrator customers are typically seeking an easily integrated, open standards-based way to connect a variety of devices to networks to address the needs of their customers. Our products enable VARs and systems integrators to create value added networking solutions for their customers.

   Distributors. Our distributor customers resell our products to a variety of customers including manufacturers, VARs, systems integrators and end-users. We primarily use the distribution channel to service smaller VAR, systems integrator and end-user customers that would not be cost effective for us to service directly.

   End-Users. Our end-users require solutions that will enable them to network company-specific equipment or processes.

Case Studies

   We believe our market includes applications such as semiconductor manufacturing equipment, medical devices, security systems, retail kiosks, HVAC systems and telephone switches, among others. Below are case studies depicting the use of our products.

   Industrial Automation. A semiconductor manufacturing facility uses our device server technology to accurately manage capital equipment used for the production of semiconductor wafers. Our Device Server Technology allows for the remote measurement and control of etch and deposition, lithography and metrology tools and for the precision management of industrial robotics. With the use of our Device Server Technology, this highly technical machinery can be connected, monitored and controlled by any PC over the LAN.

   Retail/POS. One of our customers uses our Device Servers to deliver content over the Internet to a network of kiosks located in numerous major retail locations nationwide. Instead of spending the high capital costs associated with networking each kiosk separately, our Device Servers enable our customer to utilize the Ethernet infrastructure already in place within the retailer to deliver content. In addition, our technology provides a secure connection to our customer, completely encrypting our customer's data and separating it from the retailers within the same network.

   Healthcare. A leading provider of handheld point-of-care blood analyzer equipment uses our technology to enable doctors to get fast, accurate results at the patient bedside instead of sending blood samples to an expensive laboratory. Prior to being networked using our device server technology, information from the blood analyzers had to be downloaded at local PCs located throughout the hospital in order to transmit the data to the central data station for analysis. With the use of our Device Servers, this data can be transmitted directly from the blood analyzer to the central data station and sent back to the blood analyzer without the need for local PCs.

   Security/Access Control. A leader in integrated security management systems used our Device Server technology to connect their security system card readers and keypads directly to a building's high-speed Ethernet network, enabling their customers to remotely control and monitor security systems in multiple buildings using networked PCs. Previously, the company relied on costly serial lines and dedicated PCs to control their building access systems. In addition, our technology enabled the customer to send data from the readers and keypads upstream to multiple IP addresses for online monitoring by multiple security personnel, automatic database logging and backup system coverage.

   Commercial/Information Technology. A company that designs and manufactures cost effective electronic and software products to meet the on-site and remote-location control needs for the heating, ventilation and air conditioning market, uses our Device Servers to control interior environments in multi-unit apartment complexes, schools and hotels from a central location. As a result, our client's customers are able to eliminate expensive wiring and gain the benefits of controlling their HVAC systems over the Internet.

   Telecommunications. A large telecommunications equipment manufacturer uses our embedded device server technology in their telephone switches to enable remote management of the equipment. Our Device Servers enable remote monitoring of call logging data, automatic uploading of software upgrades and system maintenance. Previously these actions were performed through on-site visits or by people using slow modem connections.

Sales and Marketing

   We maintain regional sales offices in Irvine, California, the Netherlands and Singapore. Additionally, we have local sales offices in Germany, the United Kingdom, Spain, France and the United States. As of August 1, 2000, our direct sales force consisted of 48 sales professionals located worldwide. We supplement our sales effort with marketing activities designed to build our brand name and promote product awareness. These activities include magazine and online advertising, public relations efforts and targeted mailings. We also participate in trade shows and industry gatherings.

Manufacturing

   Our manufacturing objective is to produce reliable, high quality products at competitive prices and to achieve on-time delivery to our customers. We outsource the manufacturing of our products, which enables us to concentrate our resources on the design, engineering and marketing of our products where we believe we have greater competitive advantages, and to eliminate the high cost of owning and operating a manufacturing facility.

   We currently outsource all of our product manufacturing to two third party manufacturers. Our manufacturing is performed on a purchase order basis and the manufacturers are not contractually obligated to accept our manufacturing requests or deliver our requests within our desired schedules. We supply our own raw materials and testing is performed by the manufacturers using test equipment we supply to them. We buy some of our integrated circuits from sole sources of supplies. We also employ quality control personnel who visit our contract manufacturers' sites at regular intervals and independently test our products. Please see "Risk Factors" for a discussion of the risks associated with manufacturing.

Research and Development

   Our research and development efforts are focused on the development of technology and products that will enhance our position in our markets. We intend to significantly expand our research and development team in the near future. As of August 1, 2000, we employed 22 people in our research and development organization. Our research and development expenses were $3.2 million for the year ended June 30, 2000, $2.6 million for the year ended June 30, 1999 and $1.8 million for the year ended June 30, 1998.

   We believe that we must continually enhance the performance and flexibility of our current products, and successfully introduce new products to maintain a leadership position. We intend to substantially increase our research and development expenditures over the next two years including planned increases in personnel, material costs and depreciation resulting from higher capital expenditures.

   Gordian, Inc. develops certain intellectual property used in our MSS line of products. Please see "Risk Factors--Our intellectual property protection might be limited" for a discussion of the risks associated with our relationship with Gordian.

Competition

   The markets in which we compete are competitive and we expect competition to intensify in the future. Our current and potential competitors include the following:

  .  companies that network-enable devices, such as Echelon;

  .  companies in the automation industries, such as Schneider and Siemens;

  . companies with significant networking expertise and research and development resources, including 3Com, Cisco Systems, Hewlett Packard, IBM, Lucent Technologies, Nortel Networks; and

  . companies that produce semiconductors such as Cirrus Logic and National Semiconductor.

Many of our current and potential competitors, alone or together with their trade associations and partners, have significantly greater financial, technical, marketing, service and other resources, greater name recognition, broader product offerings, and longer operating histories.

   We also compete with companies' in-house capabilities to network-enable their products. Our current customers may, in the future, elect to use their internal resources to create network capabilities for their products.

   Our industry involves rapidly changing technology, frequent new product introductions and evolving standards and protocols. To maintain or improve our competitive position, we must continue to develop and introduce, on a timely and cost-effective basis, new products and services. We must also maintain and strengthen our relationships with OEMs, VARs and systems integrators.

   The principal competitive factors that affect the market for our products are:

  . product quality, technological innovation, compatibility with standards and protocols, reliability, functionality, ease of use, and compatibility;

  .  price of our products; and

  . potential customers' awareness and perception of our products as well as device servers generally.

   We offer an open architecture, meaning that much of our technology can be licensed without royalties or licenses fees. As a result, our customers could develop products that compete with our offerings. In addition, there is a risk that our customers could develop and market their own applications based on our technology without paying a fee to us.

   If we are unable to compete successfully with new or existing competitors or otherwise meet the competitive challenges we face, we could receive fewer orders than we anticipate, lose existing customers, have reduced operating margins and lose market share. This could harm our business and cause the price of our stock to decline.

Intellectual Property Rights

   We have developed proprietary methodologies, tools, processes and software in connection with delivering our services. We rely on a combination of copyright, trademark, trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses to establish and protect our proprietary rights. As of June 30, 2000, we have had no patents issued in the United States and one patent issued in Germany. We do not rely on patents to protect our proprietary rights. We have no patent applications pending. Lantronix is our registered trademark in the United States. We have also registered some of our trademarks and logos in foreign countries.

   Trade secret and copyright laws afford us only limited protection. We typically enter into confidentiality and non-disclosure agreements with our employees. These agreements are intended to limit access to and distribution of our proprietary information. In addition, we have entered into non-competition agreements with certain of our key employees. We cannot be certain that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, an adverse change in the laws protecting intellectual property could harm our business.

Limitations on Our Rights to Intellectual Property

   Pursuant to an agreement dated February 29, 1989 between the Company and Gordian, Inc., Gordian developed certain intellectual property used in our Micro Serial Server line of products. These products represented and continue to represent a significant portion of our revenues. Under the terms of this agreement, Gordian owns the rights to the intellectual property developed by it, but has agreed that for the term of the agreement it will not develop products for any other party which will directly compete with a product Gordian developed for us. The agreement with Gordian currently provides that we are required to pay royalties in respect of sales of products covered by the agreement. In the fiscal years ended June 30, 2000 and 1999, we paid Gordian approximately $2.2 and $2.0 million for royalties, respectively. Our agreement with Gordian terminates at the end of the sales life of the product. The agreement may also be terminated by either party upon 30 days notice or under other specified conditions. In the event that the Gordian agreement is terminated, we may lose our rights to the intellectual property developed under the Gordian agreement and this might prevent us from marketing some or all of our MSS line of products in the future. Although we believe that other products developed by us using alternative technology can be substituted in the future for the products sold by us using the technology developed by Gordian, Inc., in the event our agreement with Gordian, Inc. is terminated, there is no guarantee that we will not lose customers and revenues and if this were to occur it would harm our business.

United States and Foreign Government Regulation

   Many of our products and the industries in which they are used are subject to federal, state or local regulation in the United States. In addition, our products are exported and seven wholly-owned subsidiaries are incorporated outside of the United States. Therefore, we are subject to the regulation of foreign governments. For example, wireless communication is highly regulated in both the United States and elsewhere. Our products currently employ encryption technology. The export of encryption software is restricted. It is possible that these, or other existing laws or regulations, may adversely affect us. In addition, future regulation could adversely affect our business, operating results and financial condition.

Employees

   As of August 1, 2000, we had 149 full-time employees, of which 111 were located in the United States and 38 were located internationally. As of that date, we had 22 employees in research and development, 84 in sales and marketing department, and 23 general and administrative employees. We have not experienced any work stoppages and we believe that our relationship with our employees is good. None of our employees are currently represented by a labor union.

ITEM 2. PROPERTIES

   In July 2000, we renewed and extended the lease for our corporate headquarters facility in Irvine, California. Our products are manufactured by third party contractors and distributed primarily from our Irvine facility. Our renewed lease provides us with approximately 51,000 square feet of space, of which 28,000 square feet had previously been subleased. We have now terminated the sublease agreement which will be used as additional office space. We believe our expanded facilities will be adequate to meet our needs for the next several years. Our lease expires in July 2005.

   Lantronix International AG Switzerland, a holding company which is our wholly owned subsidiary, operates out of a leased office in Breda, Netherlands. New sales offices, which we lease, have been established throughout Europe during the past year, including Germany, the United Kingdom, Spain and France. We also lease a research and development facility in Germany. We recently leased office space in Singapore which is used to support our Asia Pacific Region sales efforts.

ITEM 3. LEGAL PROCEEDINGS

   We are not currently a party to any material legal proceedings. We are involved from time to time in routine legal proceedings incidental to the conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. On June 19, 2000, Lantronix, a California corporation ("Lantronix California"), solicited the consent of its stockholders to approve the following:

  (1) The reincorporation of Lantronix California into the State of Delaware, including (i) the Agreement and Plan of Merger, (ii) the Certificate of Incorporation of the Subsidiary, (iii) the Bylaws, and (iv) the form of indemnification agreement for the directors and officers of the Company

       For                        Against or Withheld                                Abstain
       ---                        -------------------                               ---------
       28,314,864                          0                                        1,459,568

2. On June 19, 2000, Lantronix Inc., a Delaware corporation ("Lantronix Delaware"), solicited the consent of its stockholders to approve the following:

  (1) The reincorporation of Lantronix California into the State of Delaware, including (i) the Agreement and Plan of Merger, (ii) the Delaware Certificate of Incorporation of the Company authorizing 200,000,000 shares of common stock and 5,000,000 shares of "blank check" preferred stock and (iii) the Delaware bylaws eliminating the right of stockholders to act without written consent and eliminating the right of cumulative voting.

       For                        Against or Withheld                                 Abstain
       ---                        -------------------                                 -------
       Unanimous                           0                                             0

  (2) The ratification and assumption by the Company of all employee benefits plans of Lantronix California, including the 1993 Incentive Stock Option Plan, the 1994 Nonstatutory Stock Option Plan, and the ratification and assumption by the Company of the new 2000 Stock Plan and 2000 Employee Stock Purchase Plan, and all outstanding and unexercised options or warrants issued under all Plans.

       For                        Against or Withheld                                 Abstain
       ---                        -------------------                                 -------
       Unanimous                           0                                             0

  (3) The form of indemnification agreement for the directors and officers of the Company.

       For                        Against or Withheld                                 Abstain
       ---                        -------------------                                 -------
       Unanimous                           0                                             0

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Lantronix's common stock has been traded on the National Association of Securities Dealers Automated Quote system ("NASDAQ") under the symbol "LTRX" since August 4, 2000. The number of record holders of the Company's common stock as of September 20, 2000 was approximately 34. The following table sets forth, for the period indicated, the high and low sales prices for the Company's common stock:


       Fiscal Year 2001                                             High   Low
       ----------------                                            ------ -----
       First Quarter through September 20, 2000................... $12.38 $6.56

Dividend Policy

   We have never declared or paid cash dividends on our common stock. We do not currently anticipate paying any cash dividends on our common stock in the foreseeable future, and we intend to retain any future earnings for use in the expansion of our business and for general corporate purposes. Additionally, our current debt instruments limit the payment of dividends.

Recent Sales of Unregistered Securities

  Lantronix has issued and sold the following securities since June 1997:

  (1) In June 1997, we issued and sold an aggregate of 169,600 shares of our common stock for an aggregate purchase price of $18,444.00 to an employee individually and as the custodian of two minor children.

  (2) In November 1997, we issued and sold an aggregate of 3,084 shares of our common stock for an aggregate purchase price of $578.25 to an employee.

  (3) In August 1998, we issued and sold an aggregate of 3,500 shares of our common stock for an aggregate purchase price of $720.00 to an employee.

  (4) In September 1998, we issued and sold an aggregate of 859,496 shares of our common stock for an aggregate purchase price of $150,411.94 to the spouse of an employee.

  (5) In September 1998, we issued and sold an aggregate of 2,578,492 shares of our common stock for an aggregate purchase price of $451,235.90 to an employee.

  (6) From April 1999 to July 1999, we issued and sold an aggregate of 215,840 shares of our common stock for an aggregate purchase price of $36,371.00 to an employee. This employee also received a grant of 84,016 options.

  (7) In June 1999, we issued and sold an aggregate of 10,980 shares of our common stock for an aggregate purchase price of $2,227.36 to an employee.

  (8) In March 2000, we issued and sold an aggregate of 26,664 shares of our common stock for an aggregate purchase price of $4,666.20 to an employee.

  (9) In April 2000, we issued and sold an aggregate of 5,804 shares of our common stock for an aggregate purchase price of $1,268.96 to an employee.

  (10) In May 2000, we issued and sold an aggregate of 60,000 shares of our common stock for an aggregate purchase price of $17,200.00 to a director.

  (11) In May 2000, we issued and sold an aggregate of 100,000 shares of our common stock for an aggregate purchase price of $28,100.00 to a director.

  (12) In May 2000, we issued and sold an aggregate of 459,354 shares of our common stock for an aggregate purchase price of $82,683.72 to an employee.

  (13) In May 2000, we issued and sold an aggregate of 48,572 shares of our common stock for an aggregate purchase price of $24,286.00 to an employee.

  (14) In June 2000, we issued and sold an aggregate of 42,236 shares of our common stock for an aggregate purchase price of $8,105.12 to an employee.

  (15) In June 2000, we issued and sold an aggregate of 15,250 shares of our common stock for an aggregate purchase price of $3,098.00 to an employee.

  (16) In June 2000, we issued and sold an aggregate of 21,853 shares of our common stock for an aggregate purchase price of $4,001.97 to an employee.

  (17) In June 2000, we issued and sold an aggregate of 31,547 shares of our common stock for an aggregate purchase price of $6,106.89 to an employee.

  (18) In June 2000, we issued and sold an aggregate of 1,800 shares of our common stock for an aggregate purchase price of $324.00 to an employee.

  (19) In June 2000, we issued and sold an aggregate of 28,800 shares of our common stock for an aggregate purchase price of $4,608.00 to an employee.

   The sale of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or, with respect to issuances to employees and consultants, Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. All recipients either received adequate information about Lantronix or had adequate access to, through their relationships with Lantronix, to such information.

   There were no underwritten offerings employed in connection with any of the transactions set forth above.

Use of Proceeds

   On August 4, 2000, we commenced our initial public offering ("IPO") of 6,000,000 shares, including an underwriter's over-allotment option to purchase an additional 900,000 shares from two selling stockholders, at an offering price of $10.00 per share. We made this offering pursuant to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission (file no. 333-37508). One share consisted of one share of our Common Stock, $.0001 par value per share. Of the shares registered, 6,000,000 were sold. The over-allotment option was not exercised by the underwriters.

   Donaldson, Lufkin & Jenrette was the managing underwriter of the IPO. The aggregate gross proceeds of the IPO (before deduction of underwriting discounts and commissions and expenses of the offering) were $60,000,000. We paid total expenses of $5,612,000 in connection with the IPO consisting of underwriting discounts, commissions and expenses. Our net proceeds from the offering were $54,388,000. As of September 25, 2000, we have not used any of these net proceeds, other than for issuance expenses.

   A summary of the issuance expenses in connection with the IPO is provided in the table below:

       Underwriters.................................................. $4,200,000
       Legal.........................................................    684,000
       Accounting....................................................    450,000
       Other.........................................................    278,000
                                                                      ----------
         Total....................................................... $5,612,000
                                                                      ==========

   None of expenses listed above consisted of direct or indirect payments to directors, officers 10% stockholders or affiliates.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below. The consolidated statements of operations data for the years ended June 30, 2000, 1999 and 1998 and the balance sheet data as of June 30, 2000 and 1999, are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended June 30, 1997 and 1996, and the balance sheet data as of June 30, 1998, 1997 and 1996, are derived from the audited consolidated financial statements not included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for future periods.

                                             Year ended June 30,
                                   -------------------------------------------
                                    2000     1999     1998     1997     1996
                                   -------  -------  -------  -------  -------
Statements of Operations Data:
Net revenues.....................  $44,975  $32,980  $28,300  $30,680  $40,252
Cost of revenues.................   21,500   16,824   16,812   20,430   27,463
                                   -------  -------  -------  -------  -------
Gross profit.....................   23,475   16,156   11,488   10,250   12,789
                                   -------  -------  -------  -------  -------

Operating expenses:
  Selling, general and
   administrative................   17,557    9,768    7,857    7,455    9,674
  Research and development.......    3,186    2,615    1,770    2,471    3,770
  Amortization of deferred
   compensation..................    1,119      --       --       --       --
                                   -------  -------  -------  -------  -------
    Total operating expenses.....   21,862   12,383    9,627    9,926   13,444
                                   -------  -------  -------  -------  -------
Income (loss) from operations....    1,613    3,773    1,861      324     (655)
Minority interest................      (49)     (30)     --       --       --
Interest income (expense), net...      187      151       (5)    (168)      33
Other income (expense), net......      (47)     (10)       1        9      (15)
                                   -------  -------  -------  -------  -------
    Income (loss) before income
     taxes.......................    1,704    3,884    1,857      165     (637)
Provision (benefit) for income
 taxes...........................      649    1,098      554      (37)    (191)
                                   -------  -------  -------  -------  -------
Net income (loss)................  $ 1,055  $ 2,786  $ 1,303  $   202  $  (446)
                                   =======  =======  =======  =======  =======
Earnings (loss) per share:
    Basic........................  $  0.04  $  0.10  $  0.05  $  0.01  $ (0.02)
    Diluted......................     0.03     0.10     0.05     0.01    (0.02)
Weighted average shares:
    Basic........................   29,274   26,977   25,207   25,128   25,051
    Diluted......................   34,178   28,880   25,443   25,427   25,051
                                               As of June 30,
                                   -------------------------------------------
                                    2000     1999     1998     1997     1996
                                   -------  -------  -------  -------  -------
Balance Sheet Data:
Cash and cash equivalents........  $ 1,988  $ 5,833  $ 1,759  $   173  $   230
Working capital..................   11,138    8,109    6,327    4,812    3,838
Total assets.....................   20,210   17,292    9,800    9,570   14,985
Capital lease obligations, net of
 current portion.................       96       97      --       --       --
Minority interest................      --        68      --       --       --
Retained earnings................    8,427    7,372    4,586    3,284    3,081
Total stockholders' equity.......   12,547   10,312    6,928    5,624    5,407

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth under "Risk Factors" and elsewhere in this report.

Overview

   Lantronix designs, develops and markets network device servers that enable almost any electronic device to be accessed, managed, controlled, reprogrammed and configured or reconfigured over the Internet or other networks using standard protocols for connectivity, including fiber optic, Ethernet and wireless. Since our inception in 1989, we have developed an array of network-enabling products including Device Servers, Multiport Device Servers, Print Servers and other products. Beginning in fiscal year 1999, we began to experience an increase in sales of our Device Servers reflecting our focus on this higher margin product line. At the same time, we began to experience a decline in sales of Print Server and other products as we shifted resources to our Device Server business, which we believe represents a greater opportunity for long-term growth. We believe sales of our Device Server products will continue to represent an increasing percentage of our net revenues in the future. Our strategy for continuing to increase sales of our Device Server product line involves a two-fold approach. First, we intend to substantially increase our research and development expenditures over the next two years to enhance our Device Server product line and develop new products. Second, we intend to grow our Device Server business through strategic acquisitions, investments and partnerships, which we believe will support our product lines and allow us to secure additional intellectual property, increase our customer base and provide access to new markets.

   Our products are sold to OEMs, VARs, systems integrators and distributors, as well as directly to end-users. We have two customers that accounted for more than 10% of our net revenues. One of our distributors, Ingram Micro, accounted for 12.8% of our net revenues during the year ended June 30, 2000, 15.5% for the year ended June 30, 1999 and 22% for the year ended June 30, 1998. Another distributor, Tech Data, accounted for 12.0% of our net revenues during the year ended June 30, 2000, 11.5% for the year ended June 30, 1999 and 12.6% for the year ended June 30, 1998. Transtec AG, an international OEM and related party due to common ownership by our Chairman and major stockholder, accounted for 7.2% of our net revenues during the year ended June 30, 2000, 11.4% for the year ended June 30, 1999 and 17.9% for the year ended June 30, 1998.

   In October 1998, we acquired ProNet GmbH, a German company that is a supplier of industrial application device server technology. In connection with this acquisition, we acquired exclusive marketing rights to CoBox technology in the United States and Canada from Dr. Peter Weisser, Sr. We also acquired non-exclusive marketing rights to this technology world-wide, excluding Germany and Switzerland. Under this agreement, we are required to make royalty payments to Dr. Weisser. As a result, we will recognize approximately $376,000 of amortization relating to a marketing rights agreement for the period from July 1, 2000 through December 31, 2000. In addition, we will incur sales commission payments relating to the acquisition through December 31, 2000. After that date, we expect to have no further charges relating to these acquisitions. See notes 2 and 3 of the consolidated financial statements for additional information relating to these transactions.

   We recognize revenues upon product shipment. We have granted several customers limited return privileges, as well as limited price protection for inventories held at the time of published price reductions. Estimated reserves have been recorded to reflect these agreements, as well as potential warranty expenses, based on our five-year warranty policy from the date of shipment. The allowance for doubtful accounts is recorded based upon anticipated collection risk. This reserve has decreased during the years ended June 30, 2000 and 1999 due primarily to a decline in bad debt write-offs and continued reduction in the collection period.

   Amortization of stock-based compensation relates to deferred compensation recorded in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred compensation within stockholders' equity of approximately $10.1 million, which is being amortized over the vesting period of the related stock options, which is generally four years. At June 30, 2000, a balance of $8.9 million remains and will be amortized as follows: $2.8 million in fiscal 2001, $2.8 million in fiscal 2002, $1.9 million in fiscal 2003, $1.2 million in fiscal 2004 and $0.2 million in fiscal 2005. The amount of stock-based compensation amortized in future periods could decrease if options for which accrued, but unvested compensation has been recorded, are forfeited. See note 5 to the consolidated financial statements.

   In May 2000, the Company's Board of Directors authorized the re-incorporation of the Company in the State of Delaware. Such re-incorporation was completed on July 28, 2000. The par value and shares of common stock authorized, issued and outstanding for each period presented in the consolidated statement of stockholders' equity have been retroactively adjusted to reflect the reincorporation.

Results of Operations

   The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our consolidated income statements:

                                                             Year ended June
                                                                   30,
                                                            -------------------
                                                            2000   1999   1998
                                                            -----  -----  -----
Net revenues............................................... 100.0% 100.0% 100.0%
Cost of revenues...........................................  47.8   51.0   59.4
                                                            -----  -----  -----
Gross profit...............................................  52.2   49.0   40.6
Operating expenses:
  Selling, general and administrative......................  39.0   29.6   27.8
  Research and development.................................   7.1    7.9    6.3
  Amortization of deferred compensation....................   2.5    --     --
                                                            -----  -----  -----
    Total operating expenses...............................  48.6   37.5   34.0
Income from operations.....................................   3.6   11.4    6.6
Minority interest..........................................  (0.1)  (0.1)   --
Interest income (expense), net.............................   0.4    0.5    --
Other income (expense), net................................  (0.1)   --     --
                                                            -----  -----  -----
Net income before income taxes.............................   3.8   11.8    6.6
Provision for income taxes.................................   1.5    3.3    2.0
                                                            -----  -----  -----
    Net income.............................................   2.3%   8.4%   4.6%
                                                            =====  =====  =====

Comparison of the Years Ended June 30, 2000 and 1999

 Net Revenues

   Net revenues increased $12.0 million, or 36.4%, from $33.0 million in the year ended June 30, 1999 to $45.0 million in the year ended June 30, 2000. The increase was primarily attributable to an increase in net revenues of our Device Server products, offset by a decline in our Print Server and other products. Device Server net revenues increased $12.6 million, or 108.8%, from $11.6 million or 35.2% of net revenues in the year ended June 30, 1999 to $24.2 million or 53.8% of net revenues in the year ended June 30, 2000. A portion of this growth resulted from the acquisition of ProNet GmbH. Multiport Device Server net revenues increased $1.8 million, or 19.3%, from $9.1 million or 27.7% of net revenues in the year ended June 30, 1999 to $10.9 million or 24.3% of net revenues in the year ended June 30, 2000. Print Server and other revenues decreased $2.4 million, or 19.5%, from $12.2 million, or 37.1% of net revenues in the year ended June 30, 1999 to $9.9 million, or 21.9% of net revenues in the year ended June 30, 2000.

   Net revenues generated from sales in the Americas increased $8.5 million, or 39.0%, from $21.8 million or 66.0% of net revenues in the year ended June 30, 1999 to $30.3 million or 67.3% of net revenues in the year ended June 30, 2000. Our net revenues derived from customers located in Europe increased $3.1 million, or 32.9%, from $9.5 million or 28.9% of net revenues in the year ended June 30, 1999 to $12.7 million or 28.2% of net revenues in the year ended June 30, 2000. Our net revenues derived from customers located in other geographic areas increased $371,000, or 22.2%, from $1.7 million or 5.1% of net revenues in the year ended June 30, 1999 to $2.0 million or 4.5% of net revenues in the year ended June 30, 2000.

 Gross Profit

   Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers and associated overhead costs. As part of our agreement with Gordian, Inc., an outside research and development firm, a royalty charge is included in cost of revenues and is calculated based on the related products sold. Gross profit increased by $7.3 million, or 45.3%, from $16.2 million or 49.0% of net revenues in the year ended June 30, 1999 to $23.5 million or 52.2% of net revenues in the year ended June 30, 2000. In the year ended June 30, 2000, the Gordian royalties were $2.2 million as compared to $2.0 million in the year ended June 30, 1999. The increase in gross profit resulted primarily from a change in product mix with more emphasis on our higher margin Device Server products and a decrease in royalties as a percentage of net revenues.

 Selling, General and Administrative

   Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facilities expenses, information technology, trade show expenses, advertising, and professional fees. Selling, general and administrative expenses increased $7.8 million, or 79.7%, from $9.8 million or 29.6% of net revenues in the year ended June 30, 1999 to $17.6 million or 39.0% of net revenues in the year ended June 30, 2000. This increase is due in part to a $1.1 million increase in the expense associated with the amortization of our marketing rights agreement and commissions paid in connection with our acquisition of ProNet GmbH. The balance is related to an increase in our sales force, including new offices in Europe and Asia, an increase in our administrative infrastructure including key executive positions, and an investment in our systems to support Year 2000 requirements. We expect selling, general and administrative expenses will continue to increase in the foreseeable future to support the global expansion of our operations.

 Research and Development

   Research and development expenses consist primarily of salaries and the related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses increased $571,000, or 21.8%, from $2.6 million or 7.9% of net revenues for the year ended June 30, 1999 to $3.2 million or 7.1% of net revenues for the year ended June 30, 2000. This increase resulted primarily from increased headcount and expenses related to new product development.

 Interest and Other Income (Expense), Net

   Interest income (expense), net consists primarily of interest earned on cash and cash equivalents, less interest on our bank lines of credit and capital lease obligations. Other income (expense), net consists primarily of exchange gains and losses from foreign currency transactions and gains and losses from disposals of fixed assets. Net interest and other income (expense) was $140,000 and 141,000 for the years ended June 30, 2000 and 1999, respectively.

 Provision (Benefit) for Income Taxes

   Our effective tax rate was 38.1% and 28.3% in the years ended June 30, 2000 and 1999, respectively. The federal statutory rate was 34% for both periods. Our effective tax rate for the year ended June 30, 2000 was higher than the federal statutory rate primarily due to the amortization of deferred compensation for which a current tax benefit was not provided and due to an unfavorable foreign tax rate variance. Our effective tax rate for the year ended June 30, 1999 was lower than the federal statutory rate primarily due to the reversal of the valuation allowance due to the expected recoverability of deferred tax assets. The Company utilizes the liability method of accounting for income taxes as set forth in Financial Accounting Standards Board ("FASB") Statement No. 109, Accounting for Income Taxes. See note 6 of notes to consolidated financial statements.

   There is no valuation allowance provided for deferred tax assets since we believe that it is more likely than not that these assets will be realized. These assets are expected to be realized through the reversal of timing differences and through future taxable income.

Comparison of Years Ended June 30, 1999 and 1998

 Net Revenues

   Net revenues increased $4.7 million, or 16.5%, from $28.3 million in the year ended June 30, 1998 to $33.0 million in the year ended June 30, 1999. This increase was due to our acquisition of ProNet GmbH in October 1998 and growth in our Device Server business.

 Gross Profit

   Gross profit increased $4.7 million, or 40.6%, from $11.5 million or 40.6% of net revenues for the year ended June 30, 1998 to $16.2 million or 49.0% of net revenues for the year ended June 30, 1999. For the year ended June 30, 1998, the royalties paid to Gordian, Inc. were $1.5 million as compared to $2.0 million for the year ended June 30, 1999.

 Selling, General and Administrative

   Selling, general and administrative expenses increased $1.9 million, or 24.3%, from $7.9 million or 27.8% of net revenues in the year ended June 30, 1998 to $9.8 million or 29.6% of net revenues in the year ended June 30, 1999. This increase is due in part to $1.6 million of expenses associated with the amortization of our marketing rights agreements and commissions paid in connection with our acquisition of ProNet GmbH. In addition, we experienced higher personnel-related costs as a result of additional headcount, higher marketing expenditures, costs related to expanding our international operations and incremental costs associated with upgrading our information systems.

 Research and Development

   Research and development expenses increased $845,000, or 47.7%, from $1.8 million or 6.3% of net revenues in the year ended June 30, 1998 to $2.6 million or 7.9% of net revenues in the year ended June 30, 1999. The increase was primarily due to resource constraints at outside research and development consultants in fiscal 1998 which resulted in research and development expenses being lower than intended. The increase was also partially attributable to our acquisition of ProNet GmbH in October 1998.

 Interest and Other Income (Expense), Net

   Net Interest and other income (expense) was $141,000 and $(4,000) for the years ended June 30, 1999 and 1998, respectively.

 Provision (Benefit) for Income Taxes

   Our effective tax rate was 28.3% and 29.8% in the years ended June 30, 1999 and 1998, respectively. The federal statutory rate was 34% for both periods. Our effective tax rate in the year ended 1998 was lower than the federal statutory rate due to a tax benefit provided by our foreign operations. Our effective tax rate in the year ended June 30, 1999 was lower than the federal statutory rate due to the reversal of the valuation allowance due to the expected recoverability of deferred tax assets. See note 6 of notes to consolidated financial statements.

Quarterly Results of Operations

   The following table presents our consolidated operating results for each of the eight quarters in the period from July 1, 1998 through June 30, 2000, as well as such data expressed as a percentage of our net revenues. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this report. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this document.

                                                    Three Months Ended
                          -----------------------------------------------------------------------------
                          Jun. 30,   Mar. 31,   Dec. 31,  Sep. 30,  Jun. 30, Mar. 31, Dec. 31, Sep. 30,
                            2000       2000       1999      1999      1999     1999     1998     1998
                          --------   --------   --------  --------  -------- -------- -------- --------
                                                      (in thousands)
                                                        (unaudited)
Statement of operations:
Net revenues............  $12,344    $10,339    $11,417   $10,875    $9,823   $8,019   $8,010   $7,128
Cost of revenues........    5,856      5,426      5,517     4,701     4,356    4,023    4,421    4,024
                          -------    -------    -------   -------    ------   ------   ------   ------
Gross profit............    6,488      4,913      5,900     6,174     5,467    3,996    3,589    3,104

Operating expenses:
 Selling, general and
  administrative........    5,653      4,089      4,221     3,594     3,274    2,367    2,347    1,780
 Research and
  development...........      856        897        711       722       766      675      477      697
 Amortization of
  deferred
  compensation..........      532        587        --        --        --       --       --       --
                          -------    -------    -------   -------    ------   ------   ------   ------
   Total operating
    expenses............    7,041      5,573      4,932     4,316     4,040    3,042    2,824    2,477
                          -------    -------    -------   -------    ------   ------   ------   ------
Income (loss) from
 operations.............     (553)      (660)       968     1,858     1,427      954      765      627
Minority interest ......      --         --          19       (68)       27      (57)     --       --
Interest and other
 income (expense), net..       41        (71)       108        62       126      (52)      29       38
                          -------    -------    -------   -------    ------   ------   ------   ------
Net income (loss) before
 income taxes...........     (512)      (731)     1,095     1,852     1,580      845      794      665
Provision (benefit) for
 income taxes...........     (432)      (356)       534       903       416      251      235      196
                          -------    -------    -------   -------    ------   ------   ------   ------
Net income (loss).......  $   (80)   $  (375)   $   561   $   949    $1,164   $  594   $  559   $  469
                          =======    =======    =======   =======    ======   ======   ======   ======
As a percentage of net
 revenues:
Net revenues............    100.0%     100.0%     100.0%    100.0%    100.0%   100.0%   100.0%   100.0%
Cost of revenues........     47.4       52.5       48.3      43.2      44.3     50.2     55.2     56.5
                          -------    -------    -------   -------    ------   ------   ------   ------
Gross profit............     52.6       47.5       51.7      56.8      55.7     49.8     44.8     43.5
Operating expenses:
 Selling, general and
  administrative........     45.8       39.5       37.0      33.0      33.3     29.5     29.3     25.0
 Research and
  development...........      6.9        8.7        6.2       6.6       7.8      8.4      6.0      9.8
 Amortization of
  deferred
  compensation..........      4.3        5.7        --        --        --       --       --       --
                          -------    -------    -------   -------    ------   ------   ------   ------
   Total operating
    expenses............     57.0       53.9       43.2      39.7      41.1     37.9     35.3     34.8
                          -------    -------    -------   -------    ------   ------   ------   ------
Income (loss) from
 operations.............     (4.5)      (6.4)       8.5      17.1      14.5     11.9      9.6      8.8
Minority interest.......                 --         0.2      (0.6)      0.3     (0.7)     --       --
Interest and other
 income (expense), net..      0.3       (0.7)       0.9       0.6       1.3     (0.6)     0.4      0.5
                          -------    -------    -------   -------    ------   ------   ------   ------
Net income (loss) before
 income taxes...........     (4.1)      (7.1)       9.6      17.0      16.1     10.5      9.9      9.3
Provision (benefit) for
 income taxes...........     (3.5)      (3.4)       4.7       8.3       4.2      3.1      2.9      2.7
                          -------    -------    -------   -------    ------   ------   ------   ------
Net income (loss).......     (0.6)%     (3.6)%      4.9%      8.7%     11.8%     7.4%     7.0%     6.6%
                          =======    =======    =======   =======    ======   ======   ======   ======


   Net revenues increased in each of the eight quarters ended June 30, 2000, except for a decline in the quarter ended March 31, 2000, which we believe was partially attributed to our customers' decisions to postpone purchases due to Year 2000 concerns, as well as a reduction in the sale of Multiport Device Servers during the quarter. We do not anticipate that Year 2000 concerns will cause a future decline in sales. Also, sales of Multiport Device Servers were very strong in the quarter ended June 30, 2000 and we expect that this will continue strong in future periods. We believe most of our future net revenue growth will be derived primarily from our Device Server products.

   Cost of revenues show a general increasing trend over the eight quarters, primarily due to the increase in net revenues. Gross profit as a percentage of net revenues for the five quarters ended June 30, 2000 was higher as compared to the three quarters ended March 31, 1999 due to a shift in our net revenues toward higher margin Device Server products. During the three months ended March 31, 2000, our gross margin declined due to a sequential decline in sales of our Multiport Device Server products, which are our highest margin products.

   Total operating expenses have increased during each of the eight quarters ended June 30, 2000, due to our investment in infrastructure to support the growth of our business, including expanding our sales force, adding key executive positions and increasing expenditures on research and development. In addition, we incurred charges of $532,000 and $587,000 in the quarters ended June 30, 2000 and March 31, 2000 to adjust the valuation for stock grants and options under the guidelines of APB No. 25.

Liquidity and Capital Resources

   Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. Our cash equivalents consist of short-term investments with original maturities of 90 days or less. As of June 30, 2000, we had cash and cash equivalents of $2.0 million. We have a secured bank line of credit which provides for borrowings of up to $5.0 million, at the bank's prime interest rate, which was 9.5% at June 30, 2000, plus 2% per annum. The line of credit expires on December 2, 2000 and requires us to maintain compliance with customary covenants and conditions. We had no outstanding balance under our bank line of credit as of June 30, 2000. During fiscal year 1999, we established a $1.2 million line of credit with a German bank to fund a portion of the acquisition of ProNet GmbH. In September 1999, we repaid all borrowings under the line of credit and the line of credit expires on March 31, 2001.

   Our operating activities used cash of $2.1 million during the year ended June 30, 2000. Net income of $1.1 million, which includes amortization and depreciation of $2.4 million, was reduced by increased inventory of $2.1 million, increased accounts receivable of $1.8 million, increased prepaid expenses of $2.6 million, and increased deferred tax assets of $798,000. The increase in accounts receivable was due to the $12.0 million increase in our net revenues from the year ended June 30, 1999 to the year ended June 30, 2000. We increased our inventory to support our increasing sales activity. We believe this trend of increasing accounts receivable and inventory will continue for the foreseeable future. The primary reason for the increased prepaid expenses is a $1.6 million prepaid tax asset due to the tax benefit from the exercise of NSO options late in the year, and prepaid issuance costs incurred in preparing for an initial public stock offering. This is offset by an increase in deferred taxes. Our operating activities provided cash of $5.6 million during fiscal year 1999 and $2.5 million during fiscal year 1998.

   Our investing activities used $1.1 million of cash during the year ended June 30, 2000. The cash used in the period related mainly to the purchase of property and equipment, primarily computer hardware, of $942,000 and the acquisition of a minority interest of a subsidiary of ProNet GmbH. Our investing activities used cash of $2.9 million during fiscal year 1999 and $121,000 during fiscal year 1998. During the year ended June 30, 1999, we used $2.3 million for the acquisition of ProNet GmbH and related marketing rights.

   Cash used for financing activities was $702,000 for the year ended June 30, 2000, related to the repayment of a line of credit used in the acquisition of ProNet GmbH. Cash provided by financing activities was $1.4 million during fiscal year 1999, primarily related to borrowings on our bank line of credit related to our acquisition. Cash used by financing activities was $799,000 during fiscal year 1998.

   In May 2000, the Company's Board of Directors authorized the filing of a Registration Statement with the Securities and Exchange Commission, which permitted the Company to sell shares of the Company's common stock in connection with a proposed initial public offering. The Company filed a Registration Statement on Form S-1 in May, and on August 4, 2000, the Company successfully completed its initial public offering of 6,000,000 shares of common stock, raising approximately $54.4 million in net proceeds. The company intends to use proceeds from the offering for working capital and to make strategic acquisitions.

   We spent $3.2 million on research and development expense for the year ended June 30, 2000 related mainly to the development of products and technology. Expenditures for research and development activities were $2.6 million and $1.8 million for the fiscal years ended June 30, 1999 and 1998, respectively. We intend to use a portion of the proceeds from our recent public offering to substantially increase our research and development activities. Over the next two years, we expect our research and development expenses to increase to approximately 10% of our net revenues. Specific amounts allocated to future research and development and sales and marketing expenditures will be budgeted based upon market conditions existing at that time.

   We believe that the net proceeds from our public offering, our existing cash and cash generated from operations will be adequate to meet our anticipated cash needs through at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues and research and development and infrastructure investments which will affect our ability to generate additional cash. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds under our bank lines of credit, or seek additional funding through additional bank borrowings, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

New Accounting Pronouncements

   In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We have not yet determined the effect of SFAS No. 133 on our operations and financial position. We will be required to implement SFAS No. 133 beginning in fiscal year 2001.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition policies comply with SAB 101.

   In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25 (FIN 44). This Interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on the consolidated financial position or results of our operations.

Factors Affecting Future Operating Results

   You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Our business operations may be impaired by additional risks and uncertainties that we do not know of or that we currently consider immaterial.

   Our business, results of operations or cash flows may be adversely affected if any of the following risks actually occur. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

   This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

Variations in quarterly operating results, due to factors including changes in demand for our products and changes in our mix of net revenues, could cause our stock price to decline.

   Our quarterly net revenues, expenses and operating results have varied in the past and might vary significantly from quarter to quarter in the future. We therefore believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future net revenues. If we were to experience a reduction in net revenues in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that quarter would be harmed. If our operating results in future quarters fall below the expectations of market analysts and investors, the price of our common stock could fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

  . changes in the mix of net revenues attributable to higher-margin and lower-margin products;

  .  customers' decisions to defer or accelerate orders;

  .  varying size or timing of orders for our products;

  . short-term fluctuations in the cost or availability of our critical components, such as flash memory;

  .  changes in demand for our products generally;

  .  loss of significant customers;

  .  announcements or introductions of new products by our competitors;

  .  defects and other product quality problems; and

  . changes in demand for devices that incorporate our connectivity products.

Revenues from our Print Server line of products have decreased significantly and we expect that revenues from our Print Server line of products will continue to decline in the future as we focus our efforts on the development of other product lines.

   Since 1993, revenues from our Print Server line have accounted for a significant portion of our net revenues but have declined significantly recently. For example, revenues from our Print Server line accounted for approximately 14.4% of our total net revenues for the year ended June 30, 2000 compared to approximately 25.7% for the year ended June 30, 1999. Revenues from our Print Server line also decreased significantly in the year ended June 30, 2000 to approximately $6.5 million from approximately $8.5 million for the year ended June 30, 1999. We anticipate that revenues from our Print Server line will continue to decline in the future as we plan to turn our focus to the development of our current Device Server product line which we introduced in mid 1998. We do not know if this transition in product development will be successful. We do not know whether our new product line will be accepted by our current and future target markets to the extent we anticipate. If the expected decline in net revenues attributable to our Print Server line of products is not offset by increases in net revenues from our Device Server line of products, our business could be harmed.

We intend to substantially increase our research and development efforts which, if not successful, could cause a decline in our revenues and could harm our business.

   We intend to increase substantially our expenditures on research and development in the next two years to enhance and develop additional products. For the year ended June 30, 2000 research and development expenses comprised 7.1% of our net revenues. Over the next two years, we expect our research and development expenses to increase to approximately 10% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we cannot assure you that the revenue from these products will be sufficient to justify our investment in research and development.

There is a risk that our OEM customers will develop their own internal expertise in network-enabling products which could result in reduced sales of our products.

   Since our inception, we primarily sold our products to VARs, system integrators and OEMs. Although we intend to continue to use these sales channels, we intend to focus more heavily on selling our products to OEMs. Selling products to OEMs involves unique risks, including the risk that the OEM will develop internal expertise in network-enabling products or will otherwise provide network functionality to their products without using our Device Server technology. If this were to occur, our stock price could decline in value and you could lose part or all of your investment.

We might be unable to manage our growth, and if we cannot do so, it could harm our business.

   Our business has grown rapidly in the last year. At August 1, 1999, we had 102 employees. As of August 1, 2000, we had 150 employees. In addition, we have experienced expansion in our manufacturing and shipping requirements, our product lines and our customer base. This rapid expansion has placed significant strain on our administrative, operational and financial resources. These changes have increased the complexity of managing our company. Our current systems, management and other resources will need to grow rapidly in order to meet the demands of our anticipated future growth. If we are unable to successfully expand and improve our systems as required, or if we are otherwise unable to manage our growth, our business will be harmed.

   New product introductions and pricing strategies by our competitors could adversely affect our ability to sell our products and could reduce our market share or result in pressure to reduce the price of our products.

   The market for our products is intensely competitive, subject to rapid change and is significantly affected by new product introductions and pricing strategies of our competitors. We face competition primarily from companies that network-enable devices, companies in the automation industry, companies with significant networking expertise and research and development resources, and companies that produce semiconductors. Our competitors might offer new products with features or functionality that are equal to or better than our products. We might not have sufficient engineering staff or other required resources to modify our products to match our competitors. Similarly, competitive pressure could force us to reduce the price of our products. In each case, we could lose new and existing customers to our competition. If this were to occur, our revenues could decline and our business could be harmed. See "Competition".

We depend on two third-party manufacturing facilities to manufacture all of our products, which reduces our control over the manufacturing process. We will also need to secure an additional manufacturer in order to meet our expected future commitments.

   We currently outsource all of our manufacturing to two third-party manufacturers, RTG Elektronik and Express Manufacturing. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

  . reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

  .  lack of guaranteed production capacity or product supply; and

  . reliance on third-party manufacturers to maintain competitive manufacturing technologies.

   We do not have supply agreements with our manufacturers, and instead obtain manufacturing services on a purchase-order basis. Our manufacturers have no obligation to supply products to us for any specific product, in any specific quantity or at any specific price. If our manufacturers were to become unable or unwilling to continue to manufacture our products in required volumes, at acceptable quality, quantity, yields and costs, or in a timely manner, our business would be seriously harmed. As a result, we would have to attempt to identify and qualify substitute manufacturers for our current manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. In addition, a natural disaster could disrupt our manufacturers' facilities and could inhibit our manufacturers' ability to provide us with manufacturing capacity on a timely basis, or at all. If this were to occur, we likely would be unable to fill customers' existing orders or accept new orders for our products. The resulting decline in revenue would harm our business.

Inability or delays in deliveries from our component suppliers could damage our reputation and could cause our net revenues to decline and harm our results of operations.

   Although we outsource our manufacturing, we are responsible for procuring raw materials for our products. Our products incorporate components or technologies that are only available from single or limited sources of supply. In particular, some of our integrated circuits are available from a single source. In the past, from time to time, integrated circuits we use in our products have been phased out of production. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we might be unable to purchase sufficient components to meet our demands, or we might incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have in the past been subject to market shortages and substantial price fluctuations. For example, the price of flash memory, a component used in our products, has fluctuated significantly. From time to time, we have been unable to meet our orders because we were unable to purchase necessary components for our products. We rely on a number of different component suppliers. For example, during the quarter ended June 30, 2000 there were approximately 11 suppliers from which we purchased more than $25,000 of components per month. Because we do not have long-term supply arrangements with any vendor to obtain necessary components or technology for our products, if we are unable to purchase components from these suppliers, product shipments could be prevented or delayed, which could result in a loss of sales. For example, recently our supplier of gate array chips ended production of that component, which caused an interruption in our ability to supply one of our multiport products. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenues and risk losing customers and harming our reputation in the marketplace.

If the Internet does not continue to expand as a widespread communications medium, demand for our products could decline significantly.

   Our future success depends on the continued growth of the Internet as a widely used medium for commerce and communication. If the Internet does not continue to expand as a widespread communications medium and commercial marketplace, the growth of the market for Internet connectivity products might not continue, and the demand for our products could decline significantly. The resulting decline in our revenues could cause the price of our stock to fall.

If a major customer cancels, reduces, or delays purchases, our net revenues might decline and our business could be adversely affected.

   For the year ended June 30, 2000, our two largest customers, each of whom are distributors, accounted for 25% of our net revenues. Ingram Micro, a domestic distributor, accounted for 13% of our net revenues for the year ended June 30, 2000 and Tech Data, a domestic distributor, accounted for 12% of our net revenues for the year ended June 30, 2000. Our top five customers accounted for 40% of our net revenues during this period and our top ten customers accounted for 49% of our net revenues. Transtec AG, a major international customer, accounted for 7% of our net revenues as well as a significant portion of our accounts receivable for the year ended June 30, 2000. Bernhard Bruscha, our Chairman of the Board, is the majority stockholder and Chief Executive Officer of transtec AG. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace and the growth of our business could be harmed. The demand for our products from our OEM,

VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our Device Server technology. Our sales are usually completed on a purchase order basis and we have no long-term purchase commitments from our customers.

   Our future success also depends on our ability to attract new customers, which often involves an extended process. The sale of our products often involves a significant technical evaluation, and we often face delays because of our customers' internal procedures used to evaluate and deploy new technologies. For these and other reasons, the sales cycle associated with our products is typically lengthy, often lasting six to nine months and sometimes longer. Therefore, if we were to lose a major customer, we might not be able to replace the customer on a timely basis or at all. This would cause our net revenues to decrease and could cause the price of our stock to decline.

The average selling prices of our products might decrease, which could reduce our gross margins.

   We cannot assure you that we will be able to maintain our average selling prices and gross margins at current levels. In the past, we have experienced some reduction in the average sale prices of products, particularly with respect to our Print Server line of products. For example, Print Server average selling prices have decreased approximately 9.0% for the year ended June 30, 2000 over the year ended June 30, 1999 and approximately 11.2% for the year ended June 30, 1999 over the year ended June 30, 1998. In the future, we expect competition to increase, and we anticipate this could result in additional pressure on our pricing. In addition, our average selling prices for our products might decline as a result of other reasons, including promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. Average selling prices and gross margins for our products also might decline as the products mature in their life cycles. In addition, we might not be able to increase the price of our products in the event that the price of components or our overhead costs increase. If this were to occur, our gross margins would decline.

Because we are dependent on international sales for a substantial amount of our net revenues, we face the risks of international business and associated currency fluctuations, which might adversely affect our operating results.

   Net revenues from international sales represented 33% of net revenues for the year ended June 30, 2000 and 34% of net revenues for the year ended June 30, 1999. Net revenues from Europe represented 28% of our net revenues for the year ended June 30, 2000 and 29% for the year ended June 30, 1999. We expect that international revenues will continue to represent a significant portion of our net revenues in the foreseeable future. Doing business internationally involves greater expense and many additional risks. For example, because the products we sell abroad and the products and services we buy abroad are priced in foreign currencies, we are affected by fluctuating exchange rates. In the past, we have from time to time lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we face other risks of doing business internationally, including:

  . unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

  .  reduced protection for intellectual property rights in some countries;

  .  differing labor regulations;

  .  compliance with a wide variety of complex regulatory requirements;

  .  changes in a country's or region's political or economic conditions;

  .  greater difficulty in staffing and managing foreign operations; and

  .  increased financial accounting and reporting burdens and complexities.

   Our international operations require significant attention from our management and substantial financial resources. We do not know whether our investments in other countries will produce desired levels of net revenues or profitability.

Our executive officers and technical personnel are critical to our business, and without them we might not be able to execute our business strategy.

   Our financial performance depends substantially on the performance of our executive officers and key employees. We are dependent in particular on our Chief Executive Officer, Frederick G. Thiel, as well as our technical personnel, due to the specialized technical nature of our business. If we lose the services of Mr. Thiel or any of our key personnel and are not able to find replacements in a timely manner, our business could be disrupted, other key personnel might decide to leave, and we might incur increased operating expenses associated with finding and compensating replacements.

We might be unable to hire and retain the skilled personnel necessary to develop our operations, sales, technical and support capabilities in order to continue to grow, which could harm our business.

   Our business cannot continue to grow if we do not hire and retain qualified technical personnel. Competition for these individuals is intense, and we might not be able to attract, assimilate or retain highly qualified technical personnel in the future. In addition, we need to hire and retain operations, sales and support personnel in the near future. We expect to face greater difficulty attracting qualified personnel with equity incentives as a public company than we did as a privately held company. Our failure to attract and retain highly trained personnel in these areas might limit the rate at which we can develop, which would harm our business.

If we make unprofitable acquisitions or are unable to successfully integrate any future acquisitions, our business could suffer.

   We have in the past and from time to time in the future might acquire businesses, client lists, products or technologies that we believe complement or expand our existing business. For example, in October 1998, we acquired ProNet GmbH, a German supplier of industrial application device server technology. Acquisitions of this type involve a number of risks, including the possibility that the operations of the acquired company will be unprofitable or that our management's attention will be diverted from the day-to-day operation of our business. An unsuccessful acquisition could reduce our margins or otherwise harm our financial condition. Any acquisition could result in a dilutive issuance of equity securities, the incurrence of debt and the loss of key employees. We cannot assure you that any acquisitions will be successfully completed or that, if one or more acquisitions are completed, the acquired businesses, client lists, products or technologies will generate sufficient revenue to offset the associated costs of other acquisitions or other adverse effects.

The market for our products is new and rapidly evolving. If we are not able to develop or enhance our products to respond to changing market conditions, our net revenues will suffer.

   Our future success depends in large part on our ability to continue to enhance existing products, lower product cost and develop new products that maintain technological competitiveness. The demand for network-enabled products is relatively new and can change as a result of innovations or changes within our target markets, which include industrial automation, healthcare, security/access control, retail/point of sale, commercial/information technology and telecommunications. For example, industry segments might adopt new or different standards, giving rise to new customer requirements. Any failure by us to develop and introduce new products or enhancements directed at new industry standards could harm our business, financial condition and results of operations. These customer requirements might or might not be compatible with our current or future product offerings. We might not be successful in modifying our products and services to address these requirements and standards. For example, our competitors might develop competing technologies based on Internet Protocols, Ethernet Protocols or other protocols that might have advantages over our products. If this were to happen, our revenue might not grow at the rate we anticipate, or could decline.

Undetected product errors or defects could result in loss of revenue, delayed market acceptance and claims against us.

   We currently offer a five year warranty on all of our products. Our products could contain undetected errors or defects. If there is a product failure, we might have to replace all affected products without being able to book revenue for replacement units, or we may have to refund the purchase price for the units. Because of our recent introduction of our line of Device Servers, we do not have a long history with which to assess the risks of unexpected product failures or defects for this product line. Regardless of the amount of testing we undertake, some errors might be discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of net revenues and claims against us. We warrant our products against defaults for a five-year period. Significant product warranty claims against us could harm our business, reputation and financial results and cause the price of our stock to decline.

Our intellectual property protection might be limited.

   We do not rely on patents to protect our proprietary rights. We do rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions that we have taken:

  . laws and contractual restrictions might not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

  . other companies might claim common law trademark rights based upon use of marks that precede the registration of our marks;

  . policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use; and

  . current federal laws that prohibit software copying provide only limited protection from software "pirates."

   Also, the laws of other countries in which we market our products might offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which could significantly harm our business.

If our agreement with Gordian, Inc. is terminated, we could lose the rights to valuable intellectual property.

   Pursuant to an agreement dated February 29, 1989 between us and Gordian, Inc. Gordian developed intellectual property used in our Micro Serial Server, or MSS, Print Servers and ETS and LRS lines of Multiport Device Server products. These products represent a substantial portion of our revenue. Our total Print Server and Multiport Device Server products alone, without including MSS products, represented approximately 38.7% and 53.4% of our net revenues in the years ended June 30, 2000 and 1999, respectively. Under the terms of this agreement Gordian owns the rights to the intellectual property developed by it but has agreed that for the term of the agreement it will not develop products for any other party which will directly compete with a product Gordian developed for us. The agreement with Gordian currently provides that we are required to pay royalties with respect to sales of products covered by the agreement. In the years ended June 30, 2000 and 1999, we paid Gordian approximately $2.2 million and $2.0 million in royalties, respectively. In the event that the Gordian agreement is terminated, we could lose our rights to the intellectual property developed under the Gordian agreement and this might prevent us from marketing some or all of our MSS line of products in the future. Although we believe that other products developed by us using alternative technology can be substituted in the future for the products sold by us using the technology developed by Gordian, there is no guarantee that we will not lose customers and revenues which would harm our business.

We might become involved in litigation over proprietary rights, which could be costly and time consuming.

   Substantial litigation regarding intellectual property rights exists in our industry. There is a risk that third parties, including current and potential competitors and current developers of our intellectual property or our manufacturing partners, will claim that our products, or our customers' products, infringe on their intellectual property rights. In addition, software, business processes and other property rights in our industry might be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Other parties might currently have, or might eventually be issued, patents that the proprietary rights we use infringe. Any of these third parties might make a claim of infringement against us. Any litigation, brought by us or others could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, from time to time we could encounter disputes over rights and obligations concerning intellectual property. We cannot assume that we will prevail in intellectual property disputes regarding infringement, misappropriation or other disputes. Litigation in which we are accused of infringement or misappropriation might cause a delay in the introduction of new products, require us to develop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. In addition, we have obligations to indemnify certain of our customers under some circumstances for infringement of third party intellectual property rights. If any claims from third parties required us to indemnify customers under our agreements, the costs could be substantial, and our business could be harmed. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

The amortization of deferred stock compensation will negatively affect our operating results.

   We have recorded deferred stock compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred compensation within stockholders' equity of approximately $10.1 million during the year ended June 30, 2000, which is being amortized over the vesting period of the related stock options, which is generally four years. A balance of $8.9 million remains at June 30, 2000 and will be amortized as follows: $2.8 million in fiscal 2001, $2.8 million in fiscal 2002, $1.9 million in fiscal 2003, $1.2 million in fiscal 2004, and $0.2 million in fiscal 2005.

   The amount of stock based compensation in future periods will increase if we continue to grant stock options where the exercise price is less than the estimated fair value of the underlying shares. The amount of stock based compensation amortization in future periods could decrease if options for which accrued, but unvested compensation has been recorded are forfeited.

The amortization of marketing rights and related payments of sales commissions will negatively affect our operating results.

   In September 1998, we purchased marketing rights from an individual, which allow us to sell products in various geographical regions. Additionally, we pay a sales commission to the same individual for sales of certain products made to various customers through December 31, 2000. We entered into these transactions to enhance the value of our October 1998 acquisition of ProNet GmbH, a German company that is a supplier of industrial application device server technology. We paid $1.7 million for the marketing rights, which are being amortized over 27 months. As a result, we will recognize approximately $376,000 of amortization relating to the marketing rights agreement for the period from July 1, 2000 through December 31, 2000. Commissions paid and amortization of marketing rights during the years ended June 30, 2000 and 1999 were $2.7 million and $1.6 million, respectively. After December 31, 2000, we expect to have no further charges relating to these transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

   Our exposure to interest rate risk is limited to the exposure related to our cash and cash equivalents and our credit facilities, which is tied to market interest rates. As of June 30, 2000, we had cash and cash equivalents of $2.0 million, which consisted of cash and short-term investments with original maturities of 90 days or less, both domestically and internationally. We believe our short-term investments will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

Foreign Currency Risk

   We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's financial statements and notes appear on pages F-1 through F-18 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The following table sets forth certain information concerning each of our executive officers and directors and key employees as of September 20, 2000:

          Name           Age                     Position(s)
          ----           ---                     -----------
Bernhard Bruscha........ 47  Chairman of the Board
Frederick G. Thiel...... 39  President and Chief Executive Officer
Steven V. Cotton........ 37  Chief Financial Officer and Chief Operating Officer
Johannes Rietschel...... 37  Chief Technology Officer
Mark Fondl.............. 45  Vice President, Automation
Richard Obermeyer....... 45  Vice President, Research and Development
Andrew Mitchell......... 45  Director of Pacific Rim Sales
Marcel van der Meijs.... 38  Director of Europe, Middle East, Africa Sales
Thomas W. Burton........ 54  Director
W. Brad Freeburg........ 45  Director
Howard T. Slayen........ 53  Director

   Bernhard Bruscha has been the Chairman of the Board since he founded our company in June 1989. Since 1991, Mr. Bruscha has served as Chief Executive Officer of transtec AG, a computer systems manufacturer. Transtec is a leading European direct computer reseller.

   Frederick G. Thiel has served as our President and Chief Executive Officer since April 1998. From 1996 to 1998, Mr. Thiel served as a Corporate Vice President and General Manager, Storage Division for CMD Technology, a developer of RAID storage controllers. From 1994 to 1996, Mr. Thiel served as the Director of Worldwide Marketing for Standard Microsystem Corporation, a manufacturer of networking technology. Mr. Thiel also serves as a director for Patriot Scientific Corporation.

   Steven V. Cotton has served as our Chief Financial Officer and Chief Operating Officer since December 1999. From 1996 to 1999, Mr. Cotton served as the Chief Financial Officer and Chief Operating Officer at M2 Automotive, an automotive repair business. From 1991 to 1996, Mr. Cotton was a Senior Vice President and Chief Financial Officer at Panda Management Company, a restaurant management business.

   Johannes Rietschel has served as our Chief Technology Officer since January 1999. From 1988 to 1998, Mr. Rietschel served as the President and Chief Executive Officer of ProNet GmbH which we acquired in October 1998. Mr. Rietschel serves on the board of directors of ICARO Software GmbH and IZY Communications, Inc.

   Mark Fondl has served as our Vice President, Automation since November 1999. From 1996 to 1999, Mr. Fondl served as Vice President of Marketing for Schneider Automation, a business specializing in industrial automation applications and products. From 1987 to 1996, Mr. Fondl served as a Director of Regional Sales for Siemens, an electrical engineering and electronics company.

   Richard Obermeyer has served as our Vice President, Research and Development, since March 2000. From 1995 to 2000, Mr. Obermeyer was Vice President and Chief Technology Officer for Pacific Micro Data, Inc., a manufacturer of RAID storage products.

   Andrew Mitchell has served as our Director of Pacific Rim Sales since June 1999. From 1997 to 1999, Mr. Mitchell was a business development manager for D Link, a networking company that specializes in switches, hubs and networking cards. From 1996 to 1997, Mr. Mitchell was General Manager for Hartec Australia, an active networks products business. From 1991 to 1996, Mr. Mitchell served as a network systems engineer and Regional Manager for Standard Microsystems Corporation, a manufacturer of networking cards, hub and switch products.

   Marcel van der Meijs has served as our Director of Europe, Middle East, Africa Sales since November 1999. From 1998 to 1999, Mr. van der Meijs served as the Director of European Sales and Marketing for HID Corporation, a business specializing in access control readers. From 1995 to 1998, Mr. van der Meijs served as a sales manager for Maas Security, a company specializing in security devices.

   Thomas W. Burton has been a member of our board of directors since our inception in 1989. Mr. Burton, an attorney, has operated his own law office, Thomas W. Burton, PLC since June 1999. From January 1994 to June 1999, Mr. Burton served as legal counsel to the law firm of Cummins & White LLP.

   W. Brad Freeburg, one of our founders, has been a member of our board of directors since our inception in 1989 and served as our President and Chief Executive Officer from 1989 to 1998.

   Howard T. Slayen was elected to the board of directors effective August 17, 2000. Mr. Slayen is currently the Executive Vice President and Chief Financial Officer of Quaartz Inc., a newly founded web-hosted communications business. From 1971 to 1999, Mr. Slayen held various positions with PricewaterhouseCoopers/Coopers & Lybrand including his most recent position as Corporate Finance Partner.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth the compensation paid by us during the year ended June 30, 2000, to our Chief Executive Officer and to our other executive officers whose total annual salary and bonus exceeded $100,000. This prospectus refers to these executives as the Named Executive Officers.

                           Summary Compensation Table

                                                                   Long Term
                                                                  Compensation
                                                                     Awards
                                                     Annual       ------------
                                                  Compensation     Securities
                                                -----------------  Underlying
Name and Principal Position                      Salary   Bonus     Options
---------------------------                     -------- -------- ------------
Frederick G. Thiel............................. $220,385 $123,250   348,000
 Chief Executive Officer and President

Johannes Rietschel.............................  167,235   71,268    66,667
 Chief Technology Officer

Steven V. Cotton (1)...........................  180,000   13,855   688,000
 Chief Financial Officer and Chief Operating
  Officer

--------
(1) Steven V. Cotton began his employment with us in December 1999. The salary compensation provided above is annualized, whereas the bonus and option information above pertains to the period from December 1999 through June 30, 2000 only.

Option Grants in Last Fiscal Year

   The following table provides information relating to stock options awarded to each of the Named Executive Officers during the year ended June 30, 2000.


                                                                          Potential
                                                                       Realizable Value
                                       Individual Grants                  at Assumed
                         --------------------------------------------- Annual Rates of
                         Number of                                       Stock Price
                         Securities   Percent of                       Appreciation for
                         Underlying Total Options                       Options Term(4)
                          Options     Granted in   Exercise Expiration -----------------
          Name           Granted(1) Fiscal 2000(2) Price(3)    Date       5%       10%
          ----           ---------- -------------- -------- ---------- -------- --------
Frederick G. Thiel......  348,000        11.8%      $0.50   12/09/2009 $109,428 $277,311
Johannes Rietschel......   66,667         2.3%      $6.00    5/19/2010  251,559  637,500
Steven V. Cotton........  688,000        23.4%      $0.50   12/09/2009  216,340  548,247

--------

(1) Options were granted under our 1993 Incentive Stock Option Plan and 1994 Nonstatutory Stock Option Plan. The 348,000 options for Fred Thiel will vest by August 1, 2002 and the 66,667 options for Johannes Rietschel will vest by May 19, 2004. For Steve Cotton's options, 348,000 will vest by August 9, 2002 and the remaining 340,000 will vest by December 9, 2005.

(2) Based on an aggregate of 2,941,644 options granted by us in the year ended June 30, 2000 to our employees, directors and consultants, including the Named Executive Officers.

(3) Options were granted at an exercise price equal to the fair market value per share of common stock on the grant date, as determined by our board of directors.

(4) The potential realizable value is calculated based on the term of the option at its time of grant, or ten years. In accordance with the rules of the Securities and Exchange Commission, the table also sets forth the potential realizable value over the term of the options, the period from the grant date to the expiration date, based on assumed rates of stock appreciation of 5% and 10% compounded annually. These amounts do not represent our estimate of future stock price performance. Actual realizable values, if any, of stock options will depend on the future performance of the common stock.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

   The following table sets forth information for each of the Named Executive Officers concerning option exercises for the fiscal year ended June 30, 2000, and exercisable and unexercisable options held at June 30, 2000.

   The "Value of Unexercised In-the-Money Options at June 30, 2000" is based on a value of $10.00 per share of our common stock, which is the initial public offering price, less the per share exercise price, multiplied by the number of shares issued upon exercise of the option. All options were granted under our 1993 Incentive Stock Option Plan or our 1994 Nonstatutory Stock Option Plan.

                                                      Number of Securities      Value of Unexercised
                                                     Underlying Unexercised     in-the-Money Options
                                                    Options at June 30, 2000      at June 30, 2000
                                                    ------------------------- -------------------------
                         Shares Acquired   Value
          Name             on Exercise    Realized  Exercisable Unexercisable Exercisable Unexercisable
          ----           --------------- ---------- ----------- ------------- ----------- -------------
Frederick G. Thiel......     459,354     $4,510,856   12,820      1,313,250    $125,892    $12,784,755
Johannes Rietschel......         --             --       --          66,667         --         266,668
Steven V. Cotton........      48,572        461,434      --         639,428         --       6,074,566

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the ownership of the Company's common stock as of September 20, 2000 by: (i) each director;
(ii) each of the executive officers named in the "Summary Compensation Table;"
(iii) all executive officers and directors of the Company as a group; and
(iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

                                                               Beneficial
                    Beneficial Owner                          Ownership(1)
                    ----------------                     ---------------------
                                                         Number of  Percent of
                          Name                             Shares     Total
                          ----                           ---------- ----------
Bernhard Bruscha........................................ 22,506,720    61.6%
Johannes Rietschel(2)...................................  3,437,988     9.4%
W. Brad Freeburg(3).....................................  2,408,600     6.5%
Frederick Thiel(4)......................................  1,219,454     3.3%
Thomas Burton...........................................    100,000     0.3%
Steven V. Cotton........................................     48,572     0.1%
Howard T. Slayen........................................        --        *
All directors and executive officers as a group (7
 persons)(5)............................................ 29,721,334    80.2%

--------
 * Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1) Beneficial ownership is determined in accordance with the Rules of the SEC and generally includes voting and investment power with respect to securities. Beneficial ownership also includes shares subject to options currently exercisable within 60 days of this table.

(2) Includes 859,456 shares of common stock owned by his spouse.

(3) Includes 468,880 shares of common stock issuable upon exercise of stock options exercisable within 60 days of September 20, 2000.

(4) Includes 64,100 shares of common stock issuable upon exercise of stock options exercisable within 60 days of September 20, 2000.

(5) Includes 532,980 shares of common stock issuable upon exercise of stock options exercisable within 60 days of September 20, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Formation and Corporate Organization

   We were initially formed as "Lantronix," a California corporation, in June 1989 and have been primarily engaged in the design and distribution of networking products. In January 1992, we formed Lantronix International Inc., a U.S. Virgin Islands corporation to conduct our international sales.

   In October 1998 we acquired ProNet GmbH, a supplier of industrial application device servers. We have changed this entity's name to Lantronix Deutschland GmbH. At the time of this acquisition, ProNet GmbH owned 65% of Acola GmbH, a sales organization. We subsequently purchased the remaining capital stock of Acola GmbH and transferred ownership of Acola GmbH to Lantronix Europe GmbH, a wholly owned subsidiary formed to sell our products in Germany.

   In March 2000, we established Lantronix International AG Switzerland, as our wholly owned subsidiary. We subsequently transferred ownership of Lantronix Europe GmbH and Lantronix Deutschland GmbH to Lantronix International AG Switzerland. Since that time, we have also formed Lantronix UK Ltd. and Lantronix Singapore which will operate as two additional sales offices under Lantronix International AG. This structure was established to conduct substantially all of the European and Asia Pacific sales.

Employment Agreements

   We entered into an employment agreement in December 1999 with Steven V. Cotton, who serves as our Chief Financial Officer and Chief Operating Officer. The agreement provides that Mr. Cotton's employment is at-will and sets his annual base salary at $180,000 and provides for incentive compensation of up to 30% of his annual base salary. Pursuant to his employment agreement Mr. Cotton was granted 340,000 stock options under our 1994 Nonstatutory Stock Option Plan on December 9, 1999. If we terminate Mr. Cotton without cause, or if Mr. Cotton resigns with "good reason" after a change in control of Lantronix, Mr. Cotton will receive his current base salary and certain benefits for a period of 18 months, 100% of his incentive bonus for the quarter in which his employment ends and acceleration of 50% of his unvested options. Mr. Cotton is subject to confidentiality and noncompete restrictions under his employment agreement. The enforcement of these noncompete restrictions may be limited under California Law.

Related Party Transactions

   Bernhard Bruscha, our Chairman of the Board, is the majority shareholder and Chief Executive Officer of Transtec AG, a computer systems manufacturer. Transtec AG is a major customer, accounting for $3.2 million, $3.8 million and $5.1 million of net revenues for the years ended June 30, 2000, 1999 and 1998, respectively.

   In addition, we entered into a software maintenance contract with Transtec AG in January 1999 under which $90,000 in maintenance fees are paid by the Company per year through December 2003.

Certain Transactions with Directors and Executive Officers

   On August 17, 2000, Howard T. Slayen was granted 25,000 stock options pursuant to our 2000 Stock Plan at an exercise price of $6.75.

   On May 19, 2000, Frederick Thiel exercised options to acquire 459,354 shares of common stock at a price of $0.18 per share. Mr. Thiel paid for such shares with a full-recourse, three-year $82,683.72 promissory note secured by the purchased shares. The note bears interest at a rate of 6.42% per annum. We have agreed to loan Mr. Thiel sufficient funds to pay the tax liability associated with these options on a non-recourse basis.

   On May 19, 2000, Steven V. Cotton exercised options to acquire 48,572 shares of common stock at a price of $0.50 per share. Mr. Cotton paid for such shares with a full-recourse, three-year $24,286.00 promissory note secured by the purchased shares. The note bears interest at a rate of 6.42% per annum. We have agreed to loan Mr. Cotton sufficient funds to pay the tax liability associated with these options on a non-recourse basis.

   On May 19, 2000, Thomas W. Burton exercised options to acquire 100,000 shares of common stock at an average price of $0.28 per share. Mr. Burton paid for such shares with a full-recourse, three-year $28,100 promissory note secured by the purchased shares. The note bears interest at a rate of 6.42% per annum. We have agreed to loan Mr. Burton sufficient funds to pay the tax liability associated with these options on a non-recourse basis.

   On May 19, 2000, W. Brad Freeburg exercised options to acquire 60,000 shares of common stock at an average price of $0.29 per share. Mr. Freeburg paid for such shares with a full-recourse, three-year $17,200 promissory note secured by the purchased shares. The note bears interest at a rate of 6.42% per annum. We have agreed to loan Mr. Freeburg sufficient funds to pay the tax liability associated with these options on a non-recourse basis.

   On May 19, 2000, Johannes Rietchsel was granted 66,667 stock options pursuant to our 1993 Incentive Stock Option Plan at an exercise price of $6.00.

   On December 9, 1999, Frederick Thiel was granted 348,000 stock options pursuant to our 1994 Nonstatutory Stock Option Plan an exercise price of $0.50.

   On December 9, 1999, Steven V. Cotton was granted 688,000 stock options pursuant to our 1994 Nonstatutory Stock Option Plan at an exercise price of $0.50. Of these options, 340,000 were granted pursuant to his employment agreement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements.

                                                                        Page
                                                                     ----------
Report of Independent Auditors.....................................     F-1

Consolidated Balance Sheets as of June 30, 2000 and 1999...........     F-2

Consolidated Income Statements for the years ended June 30, 2000,
 1999 and 1998.....................................................     F-3

Consolidated Statements of Stockholders' Equity for the years ended
 June 30, 2000, 1999 and 1998......................................     F-4

Consolidated Statements of Cash Flows for the years ended June 30,
 2000, 1999 and 1998...............................................     F-5

Notes to Consolidated Financial Statements.........................  F-6 - F-18

   2. Financial Statement Schedules

   The following financial statement schedule of the Company is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

                                                                            Page
                                                                            ----

Schedule II--Consolidated Valuation and Qualifying Accounts................ S-1

   3. Exhibits

   The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b) Reports on Form 8-K--not applicable

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Lantronix, Inc.

   We have audited the accompanying consolidated balance sheets of Lantronix, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lantronix, Inc. at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP

Orange County, California
August 30, 2000

                                LANTRONIX, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                 June 30,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents.................................. $ 1,988  $ 5,833
  Accounts receivable, (net of allowance for doubtful
   accounts of $159 and $203 at June 30, 2000 and 1999,
   respectively) ............................................   5,861    4,156
  Related party receivable...................................     211      158
  Inventories................................................   5,385    3,306
  Deferred income taxes......................................   1,425    1,220
  Prepaid income taxes.......................................   1,639      --
  Prepaid expenses and other current assets..................   1,193      251
                                                              -------  -------
    Total current assets.....................................  17,702   14,924
Property and equipment, net..................................   1,348      876
Intangible assets, net.......................................     586    1,399
Other assets.................................................     574       93
                                                              -------  -------
    Total assets............................................. $20,210  $17,292
                                                              =======  =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Accounts payable........................................... $ 3,197  $ 2,547
  Accrued payroll and related expenses.......................     764      629
  Accrued commissions payable................................     865      672
  Accrued warranty costs.....................................     545      619
  Income taxes payable.......................................     --       583
  Other current liabilities..................................   1,193      999
  Bank line of credit........................................     --       766
                                                              -------  -------
    Total current liabilities................................   6,564    6,815
Deferred income taxes........................................   1,003      --
Capital lease obligations, net of current portion............      96       97
Minority interest............................................     --        68
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.0001 par value; 5 million shares
   authorized; none issued and outstanding ..................     --       --
  Common Stock, $0.0001 par value; 200 million shares
   authorized; 29,803,232 and 28,745,512 shares issued and
   outstanding at June 30, 2000 and 1999, respectively.......       3        3
  Additional paid-in capital.................................  13,221    2,944
  Employee notes receivable..................................    (152)     --
  Deferred compensation......................................  (8,942)     --
  Retained earnings..........................................   8,427    7,372
  Accumulated other comprehensive loss.......................     (10)      (7)
                                                              -------  -------
    Total stockholders' equity...............................  12,547   10,312
                                                              -------  -------
    Total liabilities and stockholders' equity............... $20,210  $17,292
                                                              =======  =======

                            See accompanying notes.

                                LANTRONIX, INC.

                         CONSOLIDATED INCOME STATEMENTS
                     (In thousands, except per share data)

                                                       Years ended June 30,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
Net revenues(A)...................................... $44,975  $32,980  $28,300
Cost of revenues(B)..................................  21,500   16,824   16,812
                                                      -------  -------  -------
Gross profit.........................................  23,475   16,156   11,488
                                                      -------  -------  -------
Operating expenses:
  Selling, general and administrative(B).............  17,557    9,768    7,857
  Research and development(B)........................   3,186    2,615    1,770
  Amortization of deferred compensation(B)...........   1,119      --       --
                                                      -------  -------  -------
Total operating expenses.............................  21,862   12,383    9,627
                                                      -------  -------  -------
Income from operations...............................   1,613    3,773    1,861
Minority interest....................................     (49)     (30)     --
Interest income (expense), net.......................     187      151       (5)
Other income (expense), net..........................     (47)     (10)       1
                                                      -------  -------  -------
Income before income taxes...........................   1,704    3,884    1,857
Provision for income taxes...........................     649    1,098      554
                                                      -------  -------  -------
Net income........................................... $ 1,055  $ 2,786  $ 1,303
                                                      =======  =======  =======
Earnings per share:
  Basic.............................................. $  0.04  $  0.10  $  0.05
                                                      =======  =======  =======
  Diluted............................................ $  0.03  $  0.10  $  0.05
                                                      =======  =======  =======
Weighted average shares:
  Basic..............................................  29,274   26,977   25,207
                                                      =======  =======  =======
  Diluted............................................  34,178   28,880   25,443
                                                      =======  =======  =======
(A) Revenues from related parties.................... $ 3,226  $ 3,753  $ 5,065
                                                      =======  =======  =======
(B) Amortization of deferred compensation:
  Cost of revenues................................... $    26  $   --   $   --
  Selling, general and administrative expense........   1,025      --       --
  Research and development expense...................      68      --       --
                                                      -------  -------  -------
                                                      $ 1,119  $   --   $   --
                                                      =======  =======  =======

                            See accompanying notes.

                                LANTRONIX, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                                         Accumulated
                            Common Stock    Additional  Employee                            Other         Total
                          -----------------  Paid-In     Notes      Deferred   Retained Comprehensive Stockholders'
                            Shares   Amount  Capital   Receivable Compensation Earnings     Loss         Equity
                          ---------- ------ ---------- ---------- ------------ -------- ------------- -------------
Balance at June 30,
 1997...................  25,204,360  $  3   $ 2,338     $ --       $    --     $3,283      $ --         $ 5,624
 Stock options
  exercised.............       4,668   --          1       --            --        --         --               1
 Net income.............         --    --        --        --            --      1,303        --           1,303
                                                                                                         -------
 Comprehensive income...                                                                                   1,303
                          ----------  ----   -------     -----      --------    ------      -----        -------
Balance at June 30,
 1998...................  25,209,028     3     2,339       --            --      4,586        --           6,928
 Sale of common stock...   3,522,004   --        602       --            --        --         --             602
 Stock options
  exercised.............      14,480   --          3       --            --        --         --               3
 Foreign currency
  translation
  adjustment............         --    --        --        --            --        --          (7)            (7)
 Net income.............         --    --        --        --            --      2,786        --           2,786
                                                                                                         -------
 Comprehensive income...                                                                                   2,779
                          ----------  ----   -------     -----      --------    ------      -----        -------
Balance at June 30,
 1999...................  28,745,512     3     2,944       --            --      7,372         (7)        10,312
 Stock options
  exercised.............   1,057,720   --         64       --            --        --         --              64
 Deferred compensation
  related to grant of
  stock options ........         --    --     10,061       --        (10,061)      --         --             --
 Amortization of
  deferred compensation
  ......................         --    --        --        --          1,119       --         --           1,119
 Notes receivable issued
  to employees for stock
  purchase..............         --    --        152      (152)          --        --         --             --
 Foreign currency
  translation
  adjustment............         --    --        --        --            --        --          (3)            (3)
 Net income.............         --    --        --        --            --      1,055        --           1,055
                                                                                                         -------
 Comprehensive income...                                                                                   1,052
                          ----------  ----   -------     -----      --------    ------      -----        -------
Balance at June 30,
 2000...................  29,803,232  $  3   $13,221     $(152)     $ (8,942)   $8,427      $ (10)       $12,547
                          ==========  ====   =======     =====      ========    ======      =====        =======


                              See accompanying notes.

                                LANTRONIX, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       Years ended June 30,
                                                      ------------------------
                                                       2000     1999     1998
                                                      -------  -------  ------
Cash flows from operating activities:
  Net income......................................... $ 1,055  $ 2,786  $1,303
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation......................................     502      378     441
   Amortization of intangible assets.................     813      595     --
   Amortization of deferred compensation.............   1,119      --      --
   Loss on disposal of assets........................     --         3       8
   Provision for doubtful accounts...................       1     (136)    396
   Deferred (Benefit) income taxes...................     798     (158)   (173)
   Changes in operating assets and liabilities, net
    of acquisitions in 1999:
    Accounts receivable..............................  (1,759)      93    (190)
    Inventories......................................  (2,079)    (592)    840
    Prepaid income taxes.............................  (1,639)     --      --
    Prepaid expenses and other current assets........    (942)     111      38
    Other assets.....................................    (481)     (76)    --
    Accounts payable.................................     650    1,002    (677)
    Income taxes payable.............................    (583)      46     --
    Other current liabilities........................     415    1,513     520
    Minority interest................................      48       30     --
                                                      -------  -------  ------
      Net cash provided by (used in) operating
       activities....................................  (2,082)   5,595   2,506
Cash flows from investing activities:
  Purchases of property and equipment, net...........    (942)    (543)   (121)
  Acquisitions, net of cash acquired.................    (116)    (655)    --
  Acquisition of marketing rights....................     --    (1,694)    --
                                                      -------  -------  ------
      Net cash used in investing activities..........  (1,058)  (2,892)   (121)
Cash flows from financing activities:
  Net (repayment of) proceeds from bank lines of
   credit............................................    (766)     766    (800)
  Sale of common stock...............................     --       602     --
  Stock options exercised............................      64        3       1
                                                      -------  -------  ------
      Net cash provided by (used in) financing
       activities....................................    (702)   1,371    (799)
                                                      -------  -------  ------
Effect of exchange rates on cash.....................      (3)     --      --
                                                      -------  -------  ------
Net (decrease) increase in cash......................  (3,845)   4,074   1,586
Cash and cash equivalents at beginning of year.......   5,833    1,759     173
                                                      -------  -------  ------
Cash and cash equivalents at end of year............. $ 1,988  $ 5,833  $1,759
                                                      =======  =======  ======
Supplemental disclosure of cash flow information:
  Interest paid...................................... $     5  $    23  $    5
  Income taxes paid.................................. $ 1,828  $   781  $  671

                            See accompanying notes.

                                LANTRONIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

1. Summary of Significant Accounting Policies

 The Company

   Lantronix, Inc. (the Company) incorporated in California in June 1989 and re-incorporated in the State of Delaware in July 2000, is engaged primarily in the design and distribution of networking and Internet connectivity products on a worldwide basis. The actual assembly and a significant portion of the engineering of the Company's products is outsourced to third parties.

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

   The Company's operations are subject to certain risks and uncertainties, including rapid technological changes, success of the Company's product marketing and product distribution strategies, the need to manage growth, the need to retain key personnel and protect intellectual property, and the availability of additional capital financing on terms acceptable to the Company.

 Revenue Recognition

   Revenue is recognized upon product shipment. The Company grants certain distributors limited rights to return products and provides price protection for inventories held by resellers at the time of published price reductions. The Company establishes an estimated allowance for future product returns based on historical returns experience when the related revenue is recorded and provides for appropriate price protection reserves when pricing adjustments are approved.

 Concentration of Credit Risk

   Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivable. The Company places its temporary cash investments with financial institutions. The Company's accounts receivable are derived from revenues earned from customers located primarily in the United States and Europe. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Credit losses have historically been within management's expectations. The Company generally does not require collateral or other security from its customers.

 Warranty

   Upon shipment to its customers, the Company provides for the estimated cost to repair or replace products to be returned under warranty. The Company's warranty period is generally five years from the date of shipment.

 Foreign Currency Translation

   The financial statements of foreign subsidiaries whose functional currency is not the U.S. dollar have been translated to U.S. dollars in accordance with Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation. Foreign currency assets and liabilities are remeasured into U.S. dollars at the

                                LANTRONIX, INC.

                                 June 30, 2000

end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts which are translated at historical exchange rates. Exchange gains and losses from foreign currency translations are reported as a separate component of stockholders' equity.

   Exchange gains and losses from foreign currency transactions are recognized in the consolidated income statement and historically have not been material.

 Cash and Cash Equivalents

   Cash and cash equivalents consist of cash and short-term investments with original maturities of ninety days or less.

 Comprehensive Income

   FASB Statement No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. The Company's only component of other comprehensive income is the foreign currency translation adjustment.

 Income Taxes

   Income taxes are computed under the liability method. This method requires the recognition of deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The industry in which the Company operates is characterized by rapid technological change and short product life cycles. As a result, estimates are required to provide for doubtful accounts, product returns, product obsolescence and warranty returns, as well as other matters. Historically, amounts incurred under these programs have not varied significantly from estimated amounts. However, future results may differ from current estimates.

 401(k) Plan

   The Company has a savings plan (the Plan) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 15% of their base pay, subject to limitations. The Company's contributions are discretionary and are subject to limitations. For the years ended June 30, 2000, 1999 and 1998, the Company contributed $0.50 for each $1.00 of employee salary deferral contributions up to a maximum of 6% of the employee's annual gross wages, subject to limitations. Selling, general and administrative expense include contributions of approximately $149,000, $93,000 and $80,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

                                LANTRONIX, INC.

                                 June 30, 2000


 Research and Development Costs

   Costs incurred in the research and development of new products and enhancements to existing products are expensed as incurred. The Company believes its current process for developing products is essentially completed concurrently with the establishment of technological feasibility. Product costs incurred after the establishment of technological feasibility have not been material and, therefore, have been expensed.

 Advertising Costs

   The Company expenses advertising costs as incurred. Advertising expense was approximately $1,130,000, $929,000 and $934,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the related assets, generally three to seven years.

 Intangible Assets

   Intangible assets consist of marketing rights and patents. Intangible assets are amortized on a straight-line basis over periods not exceeding five years.

 Impairment of Long-Lived Assets

   Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

 Stock-Based Compensation

   The Company accounts for its employee stock compensation arrangements using the intrinsic value method prescribed under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure only option of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 requires that companies that do not choose to account for stock-based compensation as prescribed by the statement, shall disclose the pro forma effects on earnings as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

 Fair Value of Financial Instruments

   The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value due to the relatively short maturity of these instruments.

                                LANTRONIX, INC.

                                 June 30, 2000


 Earnings Per Share

   Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting outstanding shares assuming any dilutive effects of options.

                                                         Years ended June 30,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                         (In thousands, except
                                                            per share data)
   Numerator: Net income............................... $ 1,055 $ 2,786 $ 1,303
                                                        ======= ======= =======
   Denominator for basic earnings per share:
     Weighted average shares outstanding...............  29,274  26,977  25,207
   Effect of dilutive securities:
     Stock options.....................................   4,904   1,903     236
                                                        ------- ------- -------
   Denominator for diluted earnings per common share...  34,178  28,880  25,443
                                                        ======= ======= =======
   Basic earnings per share............................ $  0.04 $  0.10 $  0.05
                                                        ======= ======= =======
   Diluted earnings per share.......................... $  0.03 $  0.10 $  0.05
                                                        ======= ======= =======

 Segment Information

   FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has only one reportable segment.

 Recent Accounting Pronouncements

   In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company will be required to implement SFAS No. 133 beginning in fiscal year 2001. Management does not anticipate that the adoption of the new statement will have a significant impact on the consolidated results of operations or financial position of the Company.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Lantronix believes that its current revenue recognition policies comply with SAB 101.

   In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25 (FIN 44). This Interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on its consolidated financial position or results of operations.

                                LANTRONIX, INC.

                                 June 30, 2000


2. Components of Balance Sheet

 Inventories

   Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                                                   June 30,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
                                                                      (In
                                                                  thousands)
   Raw materials................................................ $4,766  $2,527
   Finished goods...............................................  1,488   1,546
                                                                 ------  ------
                                                                  6,254   4,073
   Reserve for excess and obsolete inventory....................   (869)   (767)
                                                                 ------  ------
                                                                 $5,385  $3,306
                                                                 ======  ======

 Property and Equipment

   A summary of property and equipment, at cost, follows:

                                                                  June 30,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (In thousands)
   Computer and office equipment.............................. $ 2,561  $ 1,858
   Furniture and fixtures.....................................     727      657
   Production and warehouse equipment.........................     603      513
   Transportation equipment...................................     175      108
                                                               -------  -------
                                                                 4,066    3,136
   Accumulated depreciation...................................  (2,718)  (2,260)
                                                               -------  -------
                                                               $ 1,348  $   876
                                                               =======  =======

 Intangible Assets

   A summary of intangible assets is as follows:

                                                                   June 30,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
                                                                (In thousands)
   Marketing rights............................................ $ 1,694  $1,694
   Patents.....................................................     300     300
                                                                -------  ------
                                                                  1,994   1,994
   Accumulated amortization....................................  (1,408)   (595)
                                                                -------  ------
                                                                $   586  $1,399
                                                                =======  ======

   Pursuant to an agreement dated September 27, 1998, the Company purchased marketing rights from an individual which allow the Company to sell products in certain geographical regions. Per the terms of the agreement, the Company paid $1,694,170 for the marketing rights. Additionally, the Company pays a sales

                                LANTRONIX, INC.

                                 June 30, 2000

commission to the same individual for sales of certain products made to various customers through December 31, 2000. The initial payment is being amortized over a period of 27 months. The commission payments are expensed in the period of the related product sale. Commissions paid and amortization of marketing rights during the years ended June 30, 2000 and 1999 were $2,727,055 and $1,580,184, respectively.

3. Acquisitions

   On October 5, 1998, the Company purchased Adele, a German holding company, and simultaneously changed its name to Lantronix GmbH. On October 8, 1998, Lantronix GmbH purchased 100% of the stock of ProNet GmbH (ProNet), which included a 65% investment in Acola GmbH. The transaction was accounted for as a purchase and the purchase price was allocated to the acquired tangible and intangible assets and liabilities at their estimated fair value at the dates of acquisition.

   The following table sets forth the net assets acquired and liabilities assumed by the Company in connection with these acquisitions (In thousands):

      Fair values of assets acquired.................................... $2,266
      Liabilities assumed...............................................   (924)
                                                                         ------
      Cash paid by the Company.......................................... $1,342
                                                                         ======

   The following summary, prepared on an unaudited pro forma basis, presents the results of operations of the Company as if the acquisitions had been completed as of July 1, 1997:

                                                                   June 30,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (In thousands,
                                                                  except per
                                                                  share data)
                                                                  (Unaudited)
      Net revenues............................................. $35,473 $31,354
      Net income............................................... $ 3,311 $ 1,743
      Basic earnings per share................................. $  0.12 $  0.07
      Diluted earnings per share............................... $  0.11 $  0.07

   The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if ProNet had been owned for the entire periods presented or a projection of the Company's results of operations for any future period.

   In September 1998, the Company sold 3,437,988 shares of common stock to certain former stockholders of ProNet for an amount representing the deemed fair market value of the common stock on the date of purchase.

   During the year ended June 30, 2000, the Company acquired the remaining 35% interest of Acola GmbH. The Company paid $115,920 to the minority stockholder, increasing the Company's ownership in Acola GmbH to 100%. The Company accounted for the acquisition of the minority interest using the purchase method. The purchase price approximated the book value of minority interest recorded on the Company's consolidated balance sheet on the acquisition date.

                                LANTRONIX, INC.

                                 June 30, 2000


4. Bank Lines of Credit

   As of June 30, 2000, the Company had a bank line of credit which provides for borrowings of up to $5,000,000, subject to borrowing base limitations, at the banks prime interest rate (9.5% at June 30, 2000) plus 2% per annum. Borrowings are collateralized by a continuing security interest in all of the assets of the Company. As of June 30, 2000, no borrowings were outstanding under this line of credit. The line of credit expires on December 2, 2000 and requires the Company to maintain compliance with certain covenants and conditions. As of June 30, 2000, the Company was in compliance with these covenants and conditions.

   During fiscal year 1999, the Company established a $1,200,000 line of credit with a German bank to fund a portion of the acquisitions described in Note 3. In September 1999, the Company repaid all borrowings under the line of credit and the line of credit expires on March 31, 2001. Borrowings bear interest at a fixed rate which is renegotiated every six months (3.45% as of June 30, 1999).

5. Stockholders' Equity

Common Stock

   In May 2000, the Board of Directors approved an increase in the number of authorized shares of common stock from 25,000,000 to 200,000,000 shares. This increase was approved by the stockholders on May 18, 2000.

Stock Split

   The Company effected a 4-for-1 split of its common stock in the form of a 100% stock dividend, to be effective upon the filing of a re-incorporation in Delaware. In May 2000, the Company's Board of Directors authorized the re-incorporation of the Company in the state of Delaware. Such re-incorporation was completed July 28, 2000. All share numbers and per share amounts contained in these notes and in the accompanying consolidated financial statements have been retroactively restated to reflect these changes in the Company's capital structure.

Initial Public Offering

   On August 4, 2000, the Company completed its initial public offering (the "Offering") of common stock. The Company sold 6,000,000 shares, at a price of $10.00 per share. The Company received aggregate net proceeds from the Offering of $54,388,000.

Employee Stock Purchase Plan

   In May 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (the Purchase Plan) effective upon the completion of the Offering. A total of 750,000 shares of common stock have been reserved for issuance under the Purchase Plan. The number of shares available for issuance pursuant to the Purchase Plan increases annually commencing in 2001. The Purchase Plan permits participants to purchase common stock through payroll deductions of up to 15% of the participant's compensation, as defined. Amounts deducted and accumulated by the participants are to be used to purchase shares of common stock at the end of each offering period, as defined, at 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period.

                                LANTRONIX, INC.

                                 June 30, 2000


Stock Option Plans

   The Company has in effect several stock-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees, board members and other non-employees.

   At the discretion of the Board of Directors, the Company may make secured loans to option holders in amounts up to the exercise price of their options plus related taxes or permit the option holder to pay the exercise price in installments over a determined period. In May 2000, the Company loaned $152,000 to employees for the exercise of options. These notes are full-recourse, are secured by the shares of stock issued upon exercise, are interest bearing at a rate of 6.42%, and are due three years from the exercise date.

   The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options generally have a term of 10 years and vest and become exercisable, generally over a four-year period.

   Under the Company's 1993 Incentive Stock Option Plan (the 1993 Plan), the Company has reserved 4,000,000 shares of common stock for the granting of options. Such options are to be granted at or above the fair market value of the Company's common stock on the date of grant. All stock options are to vest over a period determined by the Board of Directors (generally four years) and expire not more than ten years from the date of grant. As of June 30, 2000, 249,232 options were available for grant under the 1993 Plan.

   Under the Company's 1994 Nonstatutory Stock Option Plan (the 1994 Plan), the Company has reserved 10,000,000 shares of common stock for grant at prices and vesting periods to be determined by the Company's Board of Directors. In certain cases, the Company has granted options, which became fully vested on the date granted. As of June 30, 2000, 6,890,184 options were available for grant under the 1994 Plan.

   Under the Company's 2000 Stock Plan (the 2000 Plan), the Company has reserved 1,000,000 shares of common stock for issuance pursuant to option grants. The number of shares available for issuance increases annually commencing in 2001. The Stock Plan also provides an initial automatic grant of an option to purchase 25,000 shares of common stock to a director who first becomes an outside director after the Offering. Each outside director will automatically be granted an option to purchase 10,000 shares of common stock annually, subject to certain eligibility requirements. As of June 30, 2000, 1,000,000 options were available for grant under the 2000 Plan.

                                LANTRONIX, INC.

                                 June 30, 2000


   A summary of all stock option activity under the plans is as follows:

                                                                        Weighted
                                                                        average
                                                              Number of exercise
                                                               options   price
                                                              --------- --------
     Outstanding at June 30, 1997............................ 1,341,320  $0.17
       Granted............................................... 1,294,224   0.18
       Canceled..............................................    82,052   0.18
       Exercised.............................................     4,668   0.25
                                                              ---------  -----
     Outstanding at June 30, 1998............................ 2,548,824   0.11
       Granted............................................... 1,532,012   0.50
       Canceled..............................................   152,800   0.17
       Exercised.............................................    14,480   0.21
                                                              ---------  -----
     Outstanding at June 30, 1999............................ 3,913,556   0.29
       Granted............................................... 2,941,644   2.32
       Canceled..............................................    58,732   0.18
       Exercised............................................. 1,057,720   0.20
                                                              ---------  -----
     Outstanding at June 30, 2000............................ 5,738,748  $1.35
                                                              =========  =====
     Exercisable at June 30, 1998............................ 2,242,624
                                                              =========
     Exercisable at June 30, 1999............................ 2,442,624
                                                              =========
     Exercisable at June 30, 2000............................ 1,543,234
                                                              =========

   The weighted average exercise price of options outstanding and of options exercisable as of June 30, 2000 were as follows:

                                           Outstanding                  Exercisable
                              ------------------------------------- --------------------
                                          Weighted average Weighted             Weighted
                               Number of     remaining     average              average
                                options   contractual life exercise   Options   exercise
   Range of Exercise Prices   outstanding     (years)       price   exercisable  price
   ------------------------   ----------- ---------------- -------- ----------- --------
   $0 to $0.14.............      500,880        3.15        $0.11     500,880    $0.10
   $0.18 to $0.29..........    1,548,784        7.43         0.18     518,346     0.20
   $0.50...................    1,919,428        9.34         0.50      20,000     0.50
   $0.79 to $2.50..........      816,012        8.39         0.92     504,008     0.79
   $6.00...................      953,644        9.88         6.00         --       --

   At June 30, 2000, 13,878,164 shares of the Company's common stock are reserved for issuance pursuant to the stock option plans.

   In connection with the issuance of stock options to employees during the year ended June 30, 2000, the Company has recorded deferred compensation in the aggregate amount of approximately $10,061,000, representing the difference between the deemed fair value of the Company's common stock and the exercise price of the stock options at the date of grant. The Company is amortizing the deferred compensation expense over the shorter of the period in which the employee provides services or the applicable vesting period, which is typically 48 months. For the year ended June 30, 2000, amortization expense was approximately $1,119,000. Deferred compensation is decreased in the period of forfeiture arising from the early termination of an option holder's services. No compensation expense related to stock options that existed for any other period has been recorded. The weighted average grant date fair value of options granted during the years ended June 30, 1998, 1999 and 2000 was $0.05, $0.14 and $4.67, respectively.

                                LANTRONIX, INC.

                                 June 30, 2000

Pro Forma Disclosures of the Effect of Stock-based Compensation Plans

   Pro forma information regarding net income and net income per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the minimum value option pricing method with the following weighted-average assumptions: risk-free interest rates of 6.5%, and a weighted-average expected life of the option of five years. Volatility and dividend yields are not factors in the Company's minimum value calculation.

   Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                           Years ended June 30,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
                                                              (In thousands,
                                                                  except
                                                             per share data)
   Net income
     As reported.......................................... $1,055 $2,786 $1,303
     Pro forma............................................  2,174  2,786  1,303
   Basic earnings per share
     As reported.......................................... $  .04 $  .10 $  .05
     Pro forma............................................    .07    .10    .05
   Diluted earnings per share
     As reported.......................................... $  .03 $  .10 $  .05
     Pro forma............................................    .06    .10    .05

6. Income Taxes

   The provision for income taxes is comprised of the following:

                                                          Year ended June 30,
                                                          ---------------------
                                                           2000    1999   1998
                                                          ------  ------  -----
                                                            (In thousands)
   Current:
     Federal ............................................ $ (310) $  817  $ 524
     State...............................................    (11)    329    203
     Foreign.............................................    172     110    --
                                                          ------  ------  -----
       Total current.....................................   (149)  1,256    727
   Deferred:
     Federal ............................................    735    (161)  (122)
     State...............................................     63       3    (51)
                                                          ------  ------  -----
       Total deferred....................................    798    (158)  (173)
                                                          ------  ------  -----
         Total........................................... $  649  $1,098   $554
                                                          ======  ======  =====

                                LANTRONIX, INC.

                                 June 30, 2000


   The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                                   June 30,
                                                                ---------------
                                                                 2000    1999
                                                                ------  -------
                                                                (In thousands)
   Deferred tax assets:
     Reserves not currently deductible......................... $1,046  $   962
     State taxes...............................................     12       29
     Inventory capitalization..................................     55      111
     Depreciation..............................................    109      118
     Federal tax loss carryforwards and tax credits............    123      --
                                                                ------  -------
   Total deferred tax assets...................................  1,345    1,220
   Deferred tax liablities:
     Deferred compensation ....................................   (923)     --
                                                                ------  -------
   Total deferred tax liabilities..............................   (923)     --
                                                                ------  -------
   Net deferred tax assets..................................... $  422  $ 1,220
                                                                ======  =======

   A reconciliation of the income tax provision to taxes computed at the U.S. federal statutory rate is as follows:

                                                            Years ended June
                                                                  30,
                                                           --------------------
                                                           2000    1999   1998
                                                           -----  ------  -----
                                                             (In thousands)
   Federal income tax statutory rate...................... $ 579  $1,321  $ 631
   State taxes (net of federal tax benefit)...............    89     219    100
   Reduction of valuation allowance.......................    --    (456)   --
   Permanent differences..................................    67     --     --
   Research and development credit........................   (96)    --     (19)
   Foreign sales corporation benefit......................  (130)    (53)  (166)
   Foreign tax rate variances.............................    56     109    --
   Deferred compensation..................................   132     --     --
   Other..................................................   (48)    (42)     8
                                                           -----  ------  -----
                                                           $ 649  $1,098  $ 554
                                                           =====  ======  =====

   The Company removed its valuation allowance on its deferred tax assets at June 30, 1999, based upon management's estimate that it is more likely than not that the Company will realize its entire net deferred tax asset.

7. Commitments and Contingencies

 Leases

   The Company leases office equipment and its office and warehouse facility under noncancelable operating leases. The Company began subleasing a portion of the office and warehouse facility in June of 1998. In July 2000, the Company renewed its office and warehouse facility lease commencing in August 2000 and expiring in July 2005. The agreements to sublease a portion of the facility will not be renewed when they expire in 2001 to provide additional space to accommodate staffing increases.

                                LANTRONIX, INC.

                                 June 30, 2000


   As of June 30, 2000, the Company has recorded $150,500 of property held under capital leases, less $27,900 in accumulated amortization. These balances are included as property and equipment in the accompanying consolidated balance sheet.

   The following schedule represents minimum lease payments remaining under capital leases, future minimum lease obligations for all noncancelable operating leases, and aggregate sublease rentals to be received as of June 30, 2000.

                                                    Sublease Operating Capital
                                                    -------- --------- -------
                                                          (In thousands)
   Fiscal year ending June 30:
     2001..........................................   $(77)   $  831    $ 38
     2002..........................................     (8)      730      38
     2003..........................................    --        741      38
     2004..........................................    --        735      31
     2005..........................................    --        754     --
                                                      ----    ------    ----
       Total minimum lease payments (receipts).....   $(85)   $3,791     145
                                                      ====    ======
       Less imputed interest (at approximately
        7.75%).....................................                      (11)
                                                                        ----
       Present value of minimum lease payments.....                      134
       Less current portion........................                      (38)
                                                                        ----
         Total long-term capital lease
          obligations..............................                     $ 96
                                                                        ====

   Rent expense, including month-to-month rentals, totaled approximately $591,000, $643,000 and $474,000 for the years ended June 30, 2000, 1999 and
1998, respectively. Sublease income totaled approximately $281,000, $276,000 and $148,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

 Royalties

   The Company outsources a substantial portion of its engineering and production development activities under contract. Certain development contracts contain royalty provisions based upon sales and/or margin activity of the underlying products. Approximately $2,168,000, $2,011,000 and $1,539,000 is included in cost of sales in the accompanying consolidated income statements for the years ended June 30, 2000, 1999 and 1998, respectively, relating to royalties paid on applicable product sales. As of June 30, 2000 and 1999, accrued royalties were approximately $467,000 and $293,000, respectively, and are included in other current liabilities in the accompanying consolidated balance sheets.

 Litigation

   The Company is party to certain claims and litigation arising in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

8. Segment, Geographic, Significant Customer and Supplier Information

 Revenue by Product Family

   The Company designs and markets three major distinct product families within one industry segment: network and Internet connectivity products, which consist primarily of device, multiport device, and print servers.

                                LANTRONIX, INC.

                                 June 30, 2000


   Net revenue by product family is provided below for the years ended June 30, 2000 and 1999. Revenues by product family prior to the year ended June 30, 1999 are not readily determinable.

                                                                  Years ended
                                                                   June 30,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (In thousands)
     Device servers............................................ $24,208 $11,595
     Multiport device servers..................................  10,911   9,146
     Print servers.............................................   6,485   8,466
     Other.....................................................   3,371   3,773
                                                                ------- -------
       Total net revenues...................................... $44,975 $32,980
                                                                ======= =======

 Revenue by Geographic Area

   Net revenue by geographic area is provided below for the years ended June 30, 2000 and 1999. Revenue by geographic area is based on where products are shipped.

                                                         Year ended June 30,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
                                                       (Amounts in thousands)
     Americas........................................  $30,269  67% $21,780  66%
     Europe..........................................   12,665  28%   9,530  29%
     Other...........................................    2,041   5%   1,670   5%
                                                       ------- ---  ------- ---
                                                       $44,975 100% $32,980 100%
                                                       ======= ===  ======= ===

   Revenues to customers outside of the United States approximated 38% for the year ended June 30, 1998, principally from sales to European value-added resellers.

   Accounts receivable attributable to international sales represented approximately 24% and 22% of total accounts receivable at June 30, 2000 and 1999, respectively.

   Substantially all of the Company's long-lived assets are located in the United States.

 Significant Customer Information

   Two domestic customers accounted for approximately 25%, 27% and 35% of the Company's net revenues for the years ended June 30, 2000, 1999 and 1998, respectively. Accounts receivable attributable to these two domestic customers accounted for approximately 34% and 32% of total accounts receivable at June 30, 2000 and 1999, respectively.

   One international customer, a related party due to common ownership by the Company's major stockholder, accounted for approximately 7%, 11% and 18% of the Company's net revenues the years ended June 30, 2000, 1999 and 1998, respectively. Included in related party receivable in the accompanying consolidated balance sheets are approximately $211,000 and $158,000 due from this related party at June 30, 2000 and 1999, respectively. The Company also has an agreement with the same related international customer for the provision of technical support services to the Company at the rate of $7,500 per month ($5,000 per month through December 1998). Pursuant to the terms of the agreement, the Company paid $90,000, $75,000 and $60,000 during the years ended June 30, 2000, 1999 and 1998, respectively.

                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 Exhibit
  Number                        Description of Document
 -------                        -----------------------

  3.1*    Certificate of Incorporation of registrant and amendment.

  3.2*    Form of Certificate of Incorporation of registrant to be filed upon the closing of the offering made under the registration statement.

  3.3**   Bylaws of the registrant.

  3.4*    Bylaws of registrant to be filed upon the closing of the offering made under the registration statement.

  4.1**   Form of registrant's common stock certificate.

 10.1**   Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.

 10.2**   1993 Stock Option Plan and forms of agreements thereunder.

 10.3**   1994 Nonstatutory Stock Option Plan and forms of agreements thereunder.

 10.4**   2000 Stock Plan and forms of agreements thereunder.

 10.5**   2000 Employee Stock Purchase Plan.

 10.6**   Form of Warranty.

 10.7*    Employment Agreement between registrant and Frederick Thiel.

 10.8*    Employment Agreement between registrant and Steven Cotton.

 10.9*    Employment Agreement between registrant and Johannes Rietschel.

 10.10    Lease Agreement between registrant and The Irvine Company.

 10.11**  Loan and Security Agreement between registrant and Silicon Valley
           Bank.

 10.12+** Research and Development Agreement between registrant and Gordian.

 10.13+** Distributor Contract between registrant and Tech Data Corporation.

 10.14+** Distributor Contract between registrant and Ingram Micro Inc.

 21.1*    Subsidiaries of registrant.

 23.2     Consent of Independent Auditors.

 24.1     Power of Attorney (see page II-2).

 27.1     Financial Data Schedule.

--------
* Incorporated by reference to the same numbered exhibit previously filed with Lantronix's Registration Statement on Form S-1 (SEC file no. 333-37508) originally filed May 19, 2000.

** Incorporated by reference to the same numbered exhibit previously filed with Lantronix's Registration Statement on Form S-1, Amendment No. 1, (SEC file no. 333-37508) originally filed June 13, 2000.

+  Confidential treatment granted as to portions of this exhibit.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act of 1933, as amended, Lantronix has duly caused this Registration Statement on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 28th day of September, 2000.

                                          LANTRONIX, INC.

                                                /s/ Steven V. Cotton
                                          By: _________________________________
                                                    Steven V. Cotton
                                            Chief Financial Officer and Chief
                                                    Operating Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frederick Thiel and Steven V. Cotton and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto in all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Act of 1933, as amended, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

        /s/ Bernhard Bruscha         Chairman of the Board         September 28, 2000
____________________________________
          Bernhard Bruscha

       /s/ Frederick G. Thiel        Chief Executive Officer,      September 28, 2000
____________________________________  President (Principal
         Frederick G. Thiel           Executive Officer)


        /s/ Steven V. Cotton         Chief Financial Officer and   September 28, 2000
____________________________________  Chief Operating Officer
          Steven V. Cotton            (Principal Financial and
                                      Accounting Officer)

                                     Director                      September 28, 2000
____________________________________
          Thomas W. Burton


                                     Director                      September 28, 2000
____________________________________
          W. Brad Freeburg


        /s/ Howard T. Slayen         Director                      September 28, 2000
____________________________________
          Howard T. Slayen

                                  SCHEDULE II

                                LANTRONIX, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                              Balance    Charged
                                At     (recovered)  Charged             Balance
                             Beginning to Costs and To Other            End of
        Description          Of Period   Expenses   Accounts Deductions Period
        -----------          --------- ------------ -------- ---------- -------
Year ended June 30, 1998:
  Allowance for doubtful
   accounts.................  $  202      $  396     $ --      $  146   $  452
  Reserve for excess and
   obsolete inventory.......   1,235       1,163       --       1,257    1,141
  Accrued warranties........     289         297       --          90      496
                              ------      ------     -----     ------   ------
    Total...................  $1,726      $1,856     $ --      $1,493   $2,089
                              ======      ======     =====     ======   ======
Year ended June 30, 1999:
  Allowance for doubtful
   accounts.................  $  452      $ (136)    $ --      $  113   $  203
  Reserve for excess and
   obsolete inventory.......   1,141         637       --       1,011      767
  Accrued warranties........     496         153       --          30      619
                              ------      ------     -----     ------   ------
    Total...................  $2,089      $  654     $ --      $1,154   $1,589
                              ======      ======     =====     ======   ======
Year ended June 30, 2000:
  Allowance for doubtful
   accounts.................  $  203      $    1     $ --      $   45   $  159
  Reserve for excess and
   obsolete inventory.......     767         570       --         468      869
  Accrued warranties........     619         260       --         334      545
                              ------      ------     -----     ------   ------
    Total...................  $1,589      $  831     $ --      $  847   $1,573
                              ======      ======     =====     ======   ======