Form 10-Q
period 2000-09-30
LANTRONIX
filed 2000-11-14
CIK 1114925

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549

                          ___________________________

                                   FORM 10-Q
                                   ---------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       SEPTEMBER 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from    _________  to ___________.

Commission file number:  333-37508

                                LANTRONIX, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                         33-0362767
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                            15353 BARRANCA PARKWAY
                           IRVINE, CALIFORNIA 92618
             (Address of principal executive offices and zip code)

                                (949) 453-3990
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No  ___
                                        -----     -------

   As of October 31, 2000, 36,346,421 shares of the Registrant's common stock were outstanding.

                                LANTRONIX, INC.
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                     INDEX

                                                                              Page
                                                                              ----
PART I.   FINANCIAL INFORMATION                                                  1

Item 1.   Financial Statements                                                   1

          Unaudited Condensed Consolidated Balance Sheets at
          September 30, 2000 and June 30, 2000                                   1

          Unaudited Condensed Consolidated Statements of Operations for the
          Three Months Ended September 30, 2000 and 1999                         2

          Unaudited Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended September 30, 2000 and 1999                         3

          Notes to Unaudited Condensed Consolidated Financial Statements         4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                    7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk            21


PART II.  OTHER INFORMATION                                                     22

Item 1.   Legal Proceedings                                                     22

Item 2.   Change in Securities and Use of Proceeds                              22

Item 3.   Defaults Upon Senior Securities                                       22

Item 4.   Submission of Matters to a Vote of Security Holders                   22

Item 5.   Other Information                                                     22

Item 6.   Exhibits and Reports on Form 8-K                                      23

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

                                LANTRONIX, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                      September 30,   June 30,
                                                          2000         2000
                                                      -------------   --------
ASSETS
Current assets:
   Cash and cash equivalents                             $52,638       $ 1,988
   Accounts receivable, net                                6,961         6,072
   Inventories                                             7,416         5,385
   Deferred income taxes                                   1,425         1,425
   Prepaid expenses and other current assets               2,760         2,832
                                                         -------       -------
   Total current assets                                   71,200        17,702
Property and equipment, net                                2,345         1,348
Intangible assets, net                                       383           586
Other assets                                                 607           574
                                                         -------       -------
   Total assets                                          $74,535       $20,210
                                                         =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 3,076       $ 3,197
  Accrued payroll and related expenses                     1,096           764
  Accrued commissions payable                                  -           865
  Other current liabilities                                1,793         1,738
                                                         -------       -------
   Total current liabilities                               5,965         6,564
Deferred income taxes                                      1,003         1,003
Capital lease obligations, net of current portion             87            96

Stockholders' equity:
  Common stock                                                 4             3
 Additional paid-in capital                               67,517        13,221
  Employee notes receivable                                 (152)         (152)
  Deferred compensation                                   (8,279)       (8,942)
  Retained earnings                                        8,406         8,427
 Accumulated other comprehensive loss                        (16)          (10)
                                                         -------       -------
   Total stockholders' equity                             67,480        12,547
                                                         -------       -------
   Total liabilities and stockholders' equity            $74,535       $20,210
                                                         =======       =======

                            See accompanying notes.

                                LANTRONIX, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                          Three Months Ended
                                                             September 30,
                                                           -----------------
                                                             2000      1999
                                                           -------   -------
Net revenues (A)                                           $12,037   $10,875
Cost of revenues (B)                                         5,349     4,701
                                                           -------   -------
Gross profit                                                 6,688     6,174
Operating expenses:
 Selling, general and administrative (B)                     5,356     3,594
 Research and development (B)                                1,052       722
 Amortization of deferred compensation                         663         -
                                                           -------   -------
 Total operating expenses                                    7,071     4,316
Income (loss) from operations                                 (383)    1,858
Minority interest (expense), net                                 -       (68)
Interest and other income, net                                 423        62
                                                           -------   -------
Income before income taxes                                      40     1,852
Provision for income taxes                                      63       903
                                                           -------   -------
Net income (loss)                                          $   (23)  $   949
                                                           =======   =======
Basic earnings (loss) per share                            $ (0.00)  $  0.03
                                                           =======   =======
Diluted earnings (loss) per share                          $ (0.00)  $  0.03
                                                           =======   =======
Weighted average shares (basic)                             32,817    29,399
                                                           =======   =======
Weighted average shares (diluted)                           32,817    32,961
                                                           =======   =======

(A)  Revenues from related parties                         $   790   $   977
                                                           =======   =======
(B)  Amortization of deferred compensation:
         Cost of revenues                                  $    11   $     -
         Selling, general and administrative expenses          571         -
         Research and development expenses                      81         -
                                                           -------   -------
                                                           $   663   $     -
                                                           =======   =======

                            See accompanying notes.

                                LANTRONIX, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                          Three Months Ended
                                                            September 30,
                                                          ------------------
                                                            2000      1999
                                                          --------  --------
Cash flows from operating activities:
Net income (loss)                                         $   (23)  $   949
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                              360       311
   Amortization of deferred compensation                      663         -
   Provision for doubtful accounts                             76        68
   Change in operating assets and liabilities:
     Accounts receivable                                     (965)   (1,900)
     Inventories                                           (2,032)     (147)
     Prepaid expenses and other current assets                 40       127
     Accounts payable                                        (121)     (800)
     Income taxes                                              75     1,014
     Other current liabilities                               (563)      669
                                                          -------   -------
Net cash provided by (used in) operating activities        (2,490)      291
Cash flows from investing activities:
 Purchases of property and equipment, net                  (1,152)      (97)
 Minority interest                                              -        67
                                                          -------   -------
Net cash used in investing activities                      (1,152)      (30)
Cash flows from financing activities:
 Net repayment of bank line of credit                           -      (766)
 Net proceeds from initial public offering of
  common stock                                             54,286         -
 Net proceeds from exercise of stock options                   12        38
                                                          -------   -------
Net cash provided by (used in) financing activities        54,298      (728)
Effect of exchange rates on cash                               (6)       13
                                                          -------   -------
Increase (decrease) in cash and cash equivalents           50,650      (454)
Cash and cash equivalents at beginning of period            1,988     5,833
                                                          -------   -------
Cash and cash equivalents at end of period                $52,638   $ 5,379
                                                          =======   =======

                            See accompanying notes.

                                LANTRONIX, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2000

1.   Basis of Presentation

  The condensed financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the "Company") at September 30, 2000 and the consolidated results of its operations and cash flows for the three months ended September 30, 2000 and 1999. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

  The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").


2.  Summary of Significant Accounting Policies

  In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company adopted Statement 133 at the beginning of fiscal 2001. Statement 133 did not have a significant effect on the Company's consolidated results of operations or financial position.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

  In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25 ("FIN 44"). Fin 44 clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The provisions of FIN 44 will change the accounting for an exchange of unvested employee stock options and restricted stock awards in a purchase business combination. The new rules require the intrinsic value of the unvested awards be allocated to deferred compensation and recognized as non-cash compensation expense over the remaining future vesting period. The Company believes that the impact of FIN 44 will not have a material effect on the Company's consolidated results of operations or financial position.



3.   Earnings per Share

  Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting outstanding shares assuming any dilutive effects of options. However, these shares are excluded due to their antidilutive effect for which the company incurred a net loss. The following table sets forth the computation of earnings per share:


                                                            Three Months Ended
                                                               September 30,
                                                            -------------------
                                                             2000      1999
                                                            -------   -------
                                                           (In thousands,except
                                                              per share data)
Numerator:  Net income (loss)                               $   (23)  $   949
                                                            =======   =======
Denominator for basic earnings (loss) per share:
 Weighted-average shares outstanding                         32,817    28,853
Effect of dilutive securities:
 Stock Options                                                    -     3,562
                                                            -------   -------
Denominator for diluted earnings (loss) per common share     32,817    32,415
                                                            =======   =======
Basic earnings (loss) per share                             $ (0.00)  $  0.03
                                                            =======   =======
Diluted earnings (loss) per share                           $ (0.00)  $  0.03
                                                            =======   =======


4.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                                  September 30,     June 30,
                                                       2000           2000
                                                      ------         ------
                                                         (In thousands)
     Raw materials                                    $5,814         $4,766
     Finished goods                                    2,433          1,488
                                                      ------         ------
                                                       8,247          6,254
     Reserve for excess and obsolete inventory          (831)          (869)
                                                      ------         ------
                                                      $7,416         $5,385
                                                      ======         ======

5.   Stockholders' Equity

  On August 4, 2000, the Company completed its initial public offering (the "Offering") of common stock. The Company sold 6,000,000 shares, at a price of $10.00 per share and received aggregate net proceeds from the Offering of $54,286,000.

6.   Income Taxes

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

7. Segment, Geographic, Significant Customer and Supplier Information Revenue by Product Family

     The Company designs and markets three major distinct product families within one industry segment: network and Internet connectivity products, which consist primarily of device, multiport device, and print servers.

     Net revenue by product family is provided below for the quarters ended September 30, 2000 and 1999.

                                                    Quarter ended September 30,
                                                    ---------------------------
                                                        2000          1999
                                                        ----          ----
                                                          (In thousands)
     Device servers.............................       $ 8,027       $ 5,248
     Multiport device servers...................         3,011         2,927
     Print servers..............................           998         1,955
     Other......................................             1           745
                                                       -------       -------
          Total net revenues....................       $12,037       $10,875
                                                       =======       =======

  Revenue by Geographic Area

     Net revenue by geographic area is provided below for the quarters ended September 30, 2000 and 1999. Revenue by geographic area is based on where products are shipped.

                                               Quarter ended September 30,
                                               ---------------------------
                                               2000                  1999
                                               ----                  ----
                                                 (Amounts in thousands)

     Americas..........................   $ 8,771      73%     $ 7,126     66%
     Europe............................     2,681      22%       3,159     29%
     Other.............................       585       5%         590      5%
                                          -------     ---      -------    ---
                                          $12,037     100%     $10,875    100%
                                          =======     ===      =======    ===

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes thereto contained elsewhere in this report. The information in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in other reports filed with the Securities and Exchange Commission ("SEC"), including our Registration Statement on Form S-1 for our Initial Public Offering and our Annual Report on Form 10-K for the year ended June 30, 2000.

  The section entitled "Risk Factors" set forth in this Form 10-Q and in our Registration Statement on Form S-1 and our Annual Report on Form 10-K for the year ended June 30, 2000, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

  This Report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, Year 2000 compliance, market acceptance of our products, our ability to consummate acquisitions and integrate their operations successfully, our ability to achieve further product integration, the status of evolving technologies and their growth potential, our production capacity, our ability to migrate to smaller process geometries, and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", "may", "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.


Overview

  Lantronix designs, develops and markets network device servers that enable almost any electronic device to be accessed, managed, controlled, reprogrammed and configured or reconfigured over the Internet or other networks using standard protocols for connectivity, including fiber optic, Ethernet and wireless. Since our inception in 1989, we have developed an array of network-enabling products including Device Servers, Multiport Device Servers, Print Servers and other products. Beginning in fiscal year 1999, we began to experience an increase in sales of our Device Servers reflecting our focus on this higher margin product line. At the same time, we began to experience a decline in sales of Print Server and other products as we shifted resources to our Device Server business, which we believe represents a greater opportunity for long-term growth. This trend continued into Q1 2001. We believe sales of our Device Server products will continue to represent an increasing percentage of our net revenues in the future. Our strategy for continuing to increase sales of our Device Server product line involves a two-fold approach. First, we intend to substantially increase our research and development expenditures over the next two years to enhance our Device Server product line and develop new products. Second, we intend to grow our Device Server business through strategic acquisitions, investments and partnerships, which we believe will support our product lines and allow us to secure additional intellectual property, increase our customer base and provide access to new markets.

  Our products are sold to original equipment manufacturers (OEMs), value added resellers (VARs), systems integrators and distributors, as well as directly to end-users. We have two customers that accounted for more than 10% of our net revenues. One of our distributors, Ingram Micro, accounted for 11.5% of our net revenues during the quarter ended September 30, 2000, compared to 16.4% for the quarter ended September 30, 1999. Another distributor, Tech Data, accounted for 15.2% of our net revenues during the quarter ended September 30, 2000, compared to 9.9% for the quarter ended September 30, 1999. Transtec AG, an international OEM and related party due to common ownership by our Chairman and major stockholder, accounted for 6.6% of our net revenues during the quarter ended September 30, 2000, compared to 9.0% for the quarter ended September 30, 1999.

  In October 1998, we acquired ProNet GmbH, a German company that is a supplier of industrial automation device server technology. In connection with this acquisition, we acquired exclusive marketing rights to CoBox technology in the United States and Canada from Dr. Peter Weisser, Sr. We also acquired non-exclusive marketing rights to this technology world-wide, excluding Germany and Switzerland. Under this agreement, we are required to make royalty payments to Dr. Weisser. As a result, we recognized approximately $363,000 of royalty expense and amortization relating to the marketing rights agreement during the quarter ended September 30, 2000. We will incur similar expenses during the quarter ended December 31, 2000, after which time, we expect to have no further charges relating to these acquisitions.

  We recognize revenues upon product shipment. We have granted several customers limited return privileges, as well as limited price protection for inventories held at the time of published price reductions. Estimated reserves have been recorded to reflect these agreements, as well as potential warranty expenses, based on our five-year warranty policy from the date of shipment. The allowance for doubtful accounts is recorded based upon anticipated collection risk. This reserve has increased during the quarter ended September 30, 2000 primarily due to slower collections with some of our European accounts.

  Amortization of stock-based compensation relates to deferred compensation recorded in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred compensation within stockholders' equity of approximately $10.1 million, which is being amortized over the vesting period of the related stock options, which is generally four years. At September 30, 2000, a balance of $8.3 million remains and will be amortized as follows: $2.2 million in the remainder of fiscal 2001, $2.8 million in fiscal 2002, $1.9 million in fiscal 2003, $1.2 million in fiscal 2004 and $0.2 million in fiscal 2005. The amount of stock-based compensation amortized in future periods could decrease if options for which accrued, but unvested compensation has been recorded, are forfeited.

Results of Operations for the Three Months Ended September 30, 2000 compared to the Three Months Ended September 30, 1999

  The following table sets forth certain statement of operations data expressed as a percentage of total revenue:

                                        Three Months Ended
                                           September 30,
                                        ------------------
                                            2000    1999
                                           -----   -----
Net revenues                               100.0%  100.0%
Cost of revenues                            44.4    43.2
                                           -----   -----
Gross profit                                55.6    56.8
Operating expenses:
 Selling, general and administrative        44.5    33.1
 Research and development                    8.8     6.6
 Amortization of deferred compensation       5.5      --
                                           -----   -----
 Total operating expenses                   58.8    39.7
Income (loss) from operations               (3.2)   17.1
Interest and other income, net               3.5       -
Minority interest expense, net                 -     (.1)
                                           -----   -----
Income before income taxes                    .3    17.0
Provision for income taxes                    .5     8.3
                                           -----   -----
Net income (loss)                           (.2)%    8.7%
                                           =====   =====

Net Revenues

  Net revenues increased $1.2 million, or 10.7%, from $10.9 million in the quarter ended September 30, 1999 to $12.0 million in the quarter ended September 30, 2000. The increase was primarily attributable to an increase in net revenues of our Device Server products, offset by a decline in our Print Server and other products. Device Server net revenues increased $2.8 million, or 53.0%, from $5.2 million or 48.3% of net revenues in the quarter ended September, 1999 to $8.0 million or 66.7% of net revenues in the quarter ended September 30, 2000. This increase is attributable to the rapid adoption rates of Original Equipment Manufacturers, or OEMs, as well as strong sales of our UDS-10 Device Server product, which was introduced during the fourth quarter of fiscal 2000. Multiport Device Server net revenues increased $84,000, or 3.5%, from $2.9 million or 26.9% of net revenues in the quarter ended September 30, 1999 to $3.0 million or 25.0% of net revenues in the quarter ended September 30, 2000. Print Server and other revenues decreased $1.7 million, or 63.0%, from $2.7 million, or 24.8% of net revenues in the quarter ended September 30, 1999 to $1.0 million, or 8.3% of net revenues in the quarter ended September 30, 2000, due to a more rapid transition to device server products.

  Net revenues generated from sales in the Americas increased $1.7 million, or 23.9%, from $7.1 million or 65.5% of net revenues in the quarter ended
September 30, 1999 to $8.8 million or 72.9% of net revenues in the quarter ended September 30, 2000. Our net revenues derived from customers located in Europe decreased $478,000, or 15.1%, from $3.2 million or 29.1% of net revenues in the quarter ended September 30, 1999 to $2.7 million or 22.3% of net revenues in the quarter ended September 30, 2000. Our net revenues derived from customers located in other geographic areas decreased slightly from $590,000 or 5.4% of net revenues in the quarter ended September 30, 1999 compared to $585,000 or 4.9% of net revenues in the quarter ended September 30, 2000.

Gross Profit

  Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers and associated overhead costs. As part of our agreement with Gordian, Inc., an outside research and development firm, a royalty charge is included in cost of revenues and is calculated based on the related products sold. Gross profit increased by $514,000, or 8.3%, from $6.2 million or 56.8% of net revenues in the quarter ended September 30, 1999 to $6.7 million or 55.6% of net revenues in the quarter ended September 30, 2000. In the quarter ended September 30, 2000, the Gordian royalties were $522,000 as compared to $571,000 in the quarter ended September 30, 1999. The increase in gross profit resulted from the higher sales levels described above. However, the percentage decreased from the prior year due to higher overhead spending of $132,000 which will generate future cost reductions, unfavorable warranty reserve of $195,000 due to a favorable adjustment in the prior year, and pricing pressure on the device server products of $1.8 million which was offset by higher unit volume of $3.5 million.


Selling, General and Administrative

  Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facilities expenses, information technology, trade show expenses, advertising, and professional fees. Selling, general and administrative expenses increased $1.8 million, or 49.0%, from $3.6 million or 33.1% of net revenues in the quarter ended September 30, 1999 to $5.4 million or 44.5% of net revenues in the quarter ended September 30, 2000. This increase is due primarily to an increase in our sales force, including new offices in Europe and Asia, and an increase in marketing and advertising expenses to increase brand awareness. We expect selling, general and administrative expenses will continue to increase in the foreseeable future to support the global expansion of our operations.


Research and Development

  Research and development expenses consist primarily of salaries and the related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses increased $330,000, or 45.7%, from $722,000 or 6.6% of net revenues for the quarter ended September 30, 1999 to $1.1 million or 8.7% of net revenues for the quarter ended September 30, 2000. This increase resulted primarily from increased headcount and expenses related to new product development.


Interest and Other Income, Net

  Interest and other income, net consists primarily of interest earned on cash and cash equivalents, less interest on our bank lines of credit and capital lease obligations, the effects of exchange gains and losses from foreign currency transactions, and gains and losses from disposals of fixed assets. Interest and other income (expense), net was $423,000 and 62,000 for the quarters ended September 30, 2000 and 1999, respectively. The increase is primarily due to interest income of $445,000 on the proceeds from our initial public offering in August 2000 and unfavorable currency fluctuation of $71,000.

Provision for Income Taxes

  The effective tax rate for the quarter ended September 30, 1999 was 48%. The effective tax rate for the quarter ended September 30, 2000, though higher, is not meaningful primarily to the comparatively low earnings before taxes in the quarter and the recognition of a current tax expense without the corresponding recognition of the related deferred tax benefit. The Company utilizes the liability method of accounting for income taxes as set forth in Financial Accounting Standards Board ("FASB") Statement No. 109, Accounting for Income Taxes.

  There is no valuation allowance provided for deferred tax assets since we believe that it is more likely than not that these assets will be realized. These assets are expected to be realized through the reversal of timing differences and through future taxable income.


Liquidity and Capital Resources

  Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. Our cash equivalents consist of short-term investments with original maturities of 90 days or less. As of September 30, 2000, we had cash and cash equivalents of $52.6 million. We have a secured bank line of credit which provides for borrowings of up to $5.0 million, at the bank's prime interest rate, which was 9.5% at September 30, 2000. The line of credit expires on December 2, 2000 and requires us to maintain compliance with customary covenants and conditions. We had no outstanding balance under our bank line of credit as of September 30, 2000.

  Our operating activities used cash of $2.5 million during the quarter ended September 30, 2000. We incurred a net loss of $23,000, which includes amortization and depreciation of $1.0 million, which was reduced by increased inventory of $2.0 million, increased accounts receivable of $1.0 million, reduced current liabilities by $563,000, and an increase in bad debt reserve of $76,000. The increase in accounts receivable was due to slow collections from some of our European customers. We increased our inventory to support our increasing sales activity and to provide better service levels to our customers. Our operating activities provided cash of $291,000 in the quarter ended September 30, 1999.

  Our investing activities used $1.2 million of cash during the quarter ended September 30, 2000. The cash used in this period related mainly to the purchase of property and equipment, primarily computer hardware and software of $856,000 pertaining to Oracle software enhancements to support our international operations and a customer resource management (CRM) software package to support our sales force. In addition, we invested $156,000 in furniture and leasehold improvements for an office expansion project. Our investing activities used cash of $30,000 during the quarter ended September 30, 1999 related to the purchase of property and equipment of $97,000, offset by a change in minority interest of $67,000 related to a ProNet GmbH subsidiary.

  Cash provided by financing activities was $54.3 million for the quarter ended September 30, 2000, primarily related to the net proceeds from our initial public offering on August 4, 2000. Cash used for financing activities was $728,000 during the quarter ended September 30, 1999, primarily for the repayment on our bank line of credit related to our acquisition of ProNet GmbH.

  We intend to use a portion of the proceeds from our recent public offering to substantially increase our research and development activities. Over the next two years, we expect our research and development expenses to increase to approximately 10% of our net revenues. Specific amounts allocated to future research and development and sales and marketing expenditures will be budgeted based upon market conditions existing at that time. An Investment Policy which sets forth objectives for investing the Company's excess cash was approved by the Board of Directors in September 2000 and is expected to be put into place in the second quarter of fiscal 2001.

  We believe that the net proceeds from our public offering, our existing cash and cash generated from operations will be adequate to meet our anticipated cash needs through at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues and research and development and infrastructure investments which will affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds under our bank lines of credit, or seek additional funding through additional bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.


New Accounting Pronouncements

  In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We have not yet determined the effect of SFAS No. 133 on our operations and financial position. We implemented SFAS No. 133 at the beginning of fiscal year 2001.

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


Factors That May Affect Future Results of Operation

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

     . changes in demand for devices that incorporate our connectivity products; and

     .    foreign currency fluctuation.


Revenues from our Print Server line of products have decreased significantly and we expect that revenues from our Print Server line of products will continue to decline in the future as we focus our efforts on the development of other product lines.

     Since 1993, revenues from our Print Server line have accounted for a significant portion of our net revenues but have declined significantly recently. For example, revenues from our Print Server line accounted for approximately 8.3% of our total net revenues for the quarter ended September 30, 2000 compared to approximately 18.0% for the quarter ended September 30, 1999. Revenues from our Print Server line also decreased significantly in the quarter ended September 30, 2000 to approximately $998,000 from approximately $2.0 million for the quarter ended September 30, 1999. We anticipate that revenues from our Print Server line will continue to decline in the future as we plan to turn our focus to the development of our current Device Server product line which we introduced in mid 1998. We do not know if this transition in product development will be successful. We do not know whether our new product line will be accepted by our current and future target markets to the extent we anticipate. If the expected decline in net revenues attributable to our Print Server line of products is not offset by increases in net revenues from our Device Server line of products, our business could be harmed.


We intend to substantially increase our research and development efforts which, if not successful, could cause a decline in our revenues and could harm our business.

  We intend to increase substantially our expenditures on research and development in the next two years to enhance and develop additional products. For the quarter ended September 30, 2000, research and development expenses comprised 8.8% of our net revenues. Over the next two years, we expect our research and development expenses to increase to approximately 10% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we cannot assure you that the revenue from these products will be sufficient to justify our investment in research and development.


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

  Our business has grown rapidly in the last year. At September 30, 1999, we had 107 employees. As of September 30, 2000, we had 158 employees. In addition, we have experienced expansion in our manufacturing and shipping requirements, our product lines and our customer base. This rapid expansion has placed significant strain on our administrative, operational and financial resources. These changes have increased the complexity of managing our company. Our current systems, management and other resources will need to grow rapidly in order to meet the demands of our anticipated future growth. If we are unable to successfully expand and improve our systems as required, or if we are otherwise unable to manage our growth, our business will be harmed.

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

  We do not have supply agreements with our manufacturers, and instead obtain manufacturing services on a purchase-order basis. Our manufacturers have no obligation to supply products to us in any specific quantity or at any specific price. If our manufacturers were to become unable or unwilling to continue to manufacture our products in required volumes, at acceptable quality, quantity, yields and costs, or in a timely manner, our business would be seriously harmed. As a result, we would have to attempt to identify and qualify substitute manufacturers for our current manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. In addition, a natural disaster could disrupt our manufacturers' facilities and could inhibit our manufacturers' ability to provide us with manufacturing capacity on a timely basis, or at all. If this were to occur, we likely would be unable to fill customers' existing orders or accept new orders for our products. The resulting decline in revenue would harm our business.


Inability or delays in deliveries from our component suppliers could damage our reputation and could cause our net revenues to decline and harm our results of operations.

  Although we outsource our manufacturing, we are responsible for procuring raw materials for our products. Our products incorporate components or technologies that are only available from limited sources of supply. In particular, some of our integrated circuits are available from a single source. In the past, from time to time, integrated circuits we used in our products were phased out of production. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we might be unable to purchase sufficient components to meet our demands, or we might incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have in the past been subject to market shortages and substantial price fluctuations. For example, the price of flash memory, a component used in our products, has fluctuated significantly. From time to time, we have been unable to meet our orders because we were unable to purchase necessary components for our products. We rely on a number of different component suppliers. Because we do not have long-term supply arrangements with any vendor to obtain necessary components or technology for our products, if we are unable to purchase components from these suppliers, product shipments could be prevented or delayed, which could result in a loss of sales. For example, recently our supplier of gate array chips ended production of that component, which caused an interruption in our ability to supply one of our multiport products. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenues and risk losing customers and harming our reputation in the marketplace.


If a major customer cancels, reduces, or delays purchases, our net revenues might decline and our business could be adversely affected.

  For the quarter ended September 30, 2000, our two largest customers, each of whom are distributors, accounted for 27% of our net revenues. Ingram Micro, a domestic distributor, accounted for 12% of our net revenues for the quarter ended September 30, 2000 and Tech Data, a domestic distributor, accounted for 15% of our net revenues for the quarter ended September 30, 2000. Our top five customers accounted for 41% of our net revenues during this period and our top ten customers accounted for 51% of our net revenues. Transtec AG, a major international customer, accounted for 7% of our net revenues as well as a significant portion of our accounts receivable for the quarter ended September 30, 2000. Bernhard Bruscha, our Chairman of the Board, is the majority stockholder and Chief Executive Officer of transtec AG. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace and the growth of our business could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our Device Server technology. Our sales are usually completed on a purchase order basis and we have no long-term purchase commitments from our customers.

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

     We cannot assure you that we will be able to maintain our average selling prices and gross margins at current levels. In the past, we have experienced some reduction in the average sale prices of products, particularly with respect to our Print Server line of products. For example, Print Server average selling prices have decreased approximately 8.2% for the quarter ended September 30, 2000 over the quarter ended September 30, 1999. In the future, we expect competition to increase, and we anticipate this could result in additional pressure on our pricing. In addition, our average selling prices for our products might decline as a result of other reasons, including promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. Average selling prices and gross margins for our products also might decline as the products mature in their life cycles. In addition, we might not be able to increase the price of our products in the event that the price of components or our overhead costs increase. If this were to occur, our gross margins would decline.


Because we are dependent on international sales for a substantial amount of our net revenues, we face the risks of international business and associated currency fluctuations, which might adversely affect our operating results.

     Net revenues from international sales represented 27% of net revenues for the quarter ended September 30, 2000 and 35% of net revenues for the quarter ended September 30, 1999. Net revenues from Europe represented 22% of our net revenues for the quarter ended September 30, 2000 and 29% for the quarter ended September 30, 1999. We expect that international revenues will continue to represent a significant portion of our net revenues in the foreseeable future. Doing business internationally involves greater expense and many additional risks. For example, because the products we sell abroad and the products and services we buy abroad are priced in foreign currencies, we are affected by fluctuating exchange rates. In the past, we have from time to time lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we face other risks of doing business internationally, including:

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

  Pursuant to an agreement dated February 29, 1989 between us and Gordian, Inc. Gordian developed intellectual property used in our Micro Serial Server, or MSS, Print Servers and ETS and LRS lines of Multiport Device Server products. These products represent a substantial portion of our revenue. Our total Print Server and Multiport Device Server products alone, without including MSS products, represented approximately 33.3% and 44.9% of our net revenues in the quarters ended September 30, 2000 and 1999, respectively. Under the terms of this agreement Gordian owns the rights to the intellectual property developed by it but has agreed that for the term of the agreement it will not develop products for any other party which will directly compete with a product Gordian developed for us. The agreement with Gordian currently provides that we are required to pay royalties with respect to sales of products covered by the agreement. In the quarters ended September 30, 2000 and 1999, we paid Gordian approximately $522,000 and $571,000 in royalties, respectively. In the event that the Gordian agreement is terminated, we could lose our rights to the intellectual property developed under the Gordian agreement and this might prevent us from marketing some or all of our MSS line of products in the future. Although we believe that other products developed by us using alternative technology can be substituted in the future for the products sold by us using the technology developed by Gordian, there is no guarantee that we will not lose customers and revenues which would harm our business.

We might become involved in litigation over proprietary rights, which could be costly and time consuming.

  Substantial litigation regarding intellectual property rights exists in our industry. There is a risk that third parties, including current and potential competitors and current developers of our intellectual property or our manufacturing partners, will claim that our products, or our customers' products, infringe on their intellectual property rights. In addition, software, business processes and other property rights in our industry might be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Other parties might currently have, or might eventually be issued, patents that the proprietary rights we use infringe upon. Any of these third parties might make a claim of infringement against us. Any litigation, brought by us or others could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, from time to time we could encounter disputes over rights and obligations concerning intellectual property. We cannot assume that we will prevail in intellectual property disputes regarding infringement, misappropriation or other disputes. Litigation in which we are accused of infringement or misappropriation might cause a delay in the introduction of new products, require us to develop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. In addition, we have obligations to indemnify certain of our customers under some circumstances for infringement of third party intellectual property rights. If any claims from third parties required us to indemnify customers under our agreements, the costs could be substantial, and our business could be harmed. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.


The amortization of deferred stock compensation will negatively affect our operating results.

  We have recorded deferred stock compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred compensation within stockholders' equity of approximately $10.1 million during the fiscal year ended June 30, 2000, which is being amortized over the vesting period of the related stock options, which is generally four years. A balance of $8.3 million remains at September 30, 2000 and will be amortized as follows: $2.2 million in the remainder of fiscal 2001, $2.8 million in fiscal 2002, $1.9 million in fiscal 2003, $1.2 million in fiscal 2004, and $0.2 million in fiscal 2005.

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

  In September 1998, we purchased marketing rights from an individual, which allow us to sell products in various geographical regions. Additionally, we pay a sales commission to the same individual for sales of certain products made to various customers through December 31, 2000. We entered into these transactions to enhance the value of our October 1998 acquisition of ProNet GmbH, a German company that is a supplier of industrial application device server technology. We paid $1.7 million for the marketing rights, which are being amortized over 27 months. As a result, we will recognize approximately $188,000 of amortization relating to the marketing rights agreement for the period from October 1, 2000 through December 31, 2000. Commissions paid and amortization of marketing rights during the quarters ended September 30, 2000 and 1999 were $363,000 and $563,000, respectively. After December 31, 2000, we expect to have no further charges relating to these transactions.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There has not been any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K for the year ended June 30, 2000.

  Interest Rate Risk. Our exposure to interest rate risk is limited to the exposure related to our cash and cash equivalents and our credit facilities, which is tied to market interest rates. As of September 30, 2000, we had cash and cash equivalents of $52.6 million, which includes our initial public offering proceeds. This consisted of cash and short-term investments with original maturities of 90 days or less, both domestically and internationally. We believe our short-term investments will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

  Foreign Currency Risk.   We sell products internationally. As a result, our
financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

     None.


Item 2.   Changes in Securities and Use of Proceeds

     During the quarter ended September 30, 2000, we received net proceeds of $54.3 million. During the quarter, we used $4.0 million of the proceeds for working capital, primarily related to increased inventory levels to support our projected sales increase and higher accounts receivable balances related to slow payment in Europe, as well as for property and equipment purchases.

Item 3.   Defaults upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5.   Other Information

     None

Item 6.        Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit
Number                                                 Description of Document
-------                                                -----------------------

 3.2*       Certificate of Incorporation

 3.4*       Bylaws

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

10.10***    Lease Agreement between registrant and The Irvine Company.

10.11**     Loan and Security Agreement between registrant and Silicon Valley Bank.

10.12+**    Research and Development Agreement between registrant and Gordian.

10.13+**    Distributor Contract between registrant and Tech Data Corporation.

10.14+**    Distributor Contract between registrant and Ingram Micro Inc.

___________
* Incorporated by reference to the same numbered exhibit previously filed with Lantronix's Registration Statement on Form S-1 (SEC file no. 333-37508) originally filed May 19, 2000.

** Incorporated by reference to the same numbered exhibit previously filed with Lantronix's Registration Statement on Form S-1, Amendment No. 1, (SEC file no. 333-37508) originally filed June 13, 2000.

*** Incorporated by reference to the same numbered exhibit previously filed with Lantronix's Annual Report on Form 10-K, originally filed September 28, 2000.

+   Confidential treatment granted as to portions of this exhibit.


(b)  Reports on Form 8-K

None

                                  SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, as amended, Lantronix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 15th day of November, 2000.

                                    LANTRONIX, INC.


                                    By:        /s/ Steven V. Cotton
                                       --------------------------------------
                                                 Steven V. Cotton
                                         Chief Financial Officer and Chief
                                                Operating Officer