Form 10-Q
period 2000-12-31
LANTRONIX
filed 2001-02-14
CIK 1114925

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the quarterly period ended DECEMBER 31, 2000

        OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ___________ to ____________.

                       Commission file number: 333-37508

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of January 31, 2001, 37,885,752 shares of the Registrant's common stock were outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                LANTRONIX, INC.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 2000

                                     INDEX

                                                                          Page
                                                                          ----
 PART I.  FINANCIAL INFORMATION.........................................    3

 Item 1.  Financial Statements..........................................    3

          Condensed Consolidated Balance Sheets at December 31, 2000
           (unaudited) and June 30, 2000................................    3

          Unaudited Condensed Consolidated Statements of Operations for
           the Three and Six Months Ended December 31, 2000 and 1999....    4

          Unaudited Condensed Consolidated Statements of Cash Flows for
           the Six Months Ended December 31, 2000 and 1999..............    5

          Notes to Unaudited Condensed Consolidated Financial
          Statements....................................................    6

          Management's Discussion and Analysis of Financial Condition
 Item 2.  and Results of Operations.....................................    9

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   21

 PART II. OTHER INFORMATION.............................................   22

 Item 1.  Legal Proceedings.............................................   22

 Item 2.  Change in Securities and Use of Proceeds......................   22

 Item 3.  Defaults Upon Senior Securities...............................   22

 Item 4.  Submission of Matters to a Vote of Security Holders...........   22

 Item 5.  Other Information.............................................   22

 Item 6.  Exhibits and Reports on Form 8-K..............................   22

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                LANTRONIX, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         June
                                                           December 31,   30,
                                                               2000      2000
                                                           ------------ -------
                                                           (Unaudited)
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents...............................   $21,730    $ 1,988
  Short-term investments..................................    25,144        --
  Accounts receivable, net................................     9,103      6,072
  Inventories.............................................     8,798      5,385
  Deferred income taxes...................................     1,420      1,425
  Prepaid expenses and other current assets...............     2,628      2,832
                                                             -------    -------
    Total current assets..................................    68,823     17,702
Property and equipment, net...............................     3,217      1,348
Intangible assets, net....................................     7,985        586
Long-term investments.....................................     2,871        --
Other assets..............................................     1,077        574
                                                             -------    -------
                                                             $83,973    $20,210
                                                             =======    =======

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable........................................   $ 6,951    $ 3,197
  Accrued payroll and related expenses....................     1,085        764
  Other current liabilities...............................     2,281      2,603
                                                             -------    -------
    Total current liabilities.............................    10,317      6,564
Deferred income taxes.....................................     1,003      1,003
Capital lease obligations, net of current portion.........        82         96
                                                             -------    -------
                                                              11,402      7,663
                                                             -------    -------
Stockholders' equity:
  Common stock............................................         4          3
  Additional paid-in capital..............................    72,251     13,221
  Employee notes receivable...............................      (284)      (152)
  Deferred compensation...................................    (7,750)    (8,942)
  Retained earnings.......................................     8,353      8,427
  Accumulated other comprehensive loss....................        (3)       (10)
                                                             -------    -------
    Total stockholders' equity............................    72,571     12,547
                                                             -------    -------
                                                             $83,973    $20,210
                                                             =======    =======

                            See accompanying notes.

                                LANTRONIX, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                       Three Months Ended   Six Months Ended
                                          December 31,        December 31,
                                       -------------------- ------------------
                                         2000       1999      2000      1999
                                       ---------  --------- --------  --------
Net revenues (A).....................  $  12,465  $  11,417 $ 24,502  $ 22,292
Cost of revenues (B).................      5,689      5,517   11,038    10,218
                                       ---------  --------- --------  --------
Gross profit.........................      6,776      5,900   13,464    12,074
                                       ---------  --------- --------  --------
Operating expenses:
  Selling, general and administrative
   (B)...............................      6,022      4,221   11,378     7,815
  Research and development (B).......      1,021        711    2,073     1,433
  Amortization of deferred
   compensation......................        674        --     1,337       --
                                       ---------  --------- --------  --------
  Total operating expenses...........      7,717      4,932   14,788     9,248
                                       ---------  --------- --------  --------
Income (loss) from operations........       (941)       968   (1,324)    2,826
Minority interest income (expense),
 net.................................        --          19      --        (49)
Interest and other income, net.......        750        108    1,173       170
                                       ---------  --------- --------  --------
Income (loss) before income taxes....       (191)     1,095     (151)    2,947
Provision (benefit) for income
 taxes...............................       (140)       534      (77)    1,437
                                       ---------  --------- --------  --------
Net income (loss)....................  $     (51) $     561 $    (74) $  1,510
                                       =========  ========= ========  ========
Basic earnings (loss) per share......  $   (0.00) $    0.02 $  (0.00) $   0.05
                                       =========  ========= ========  ========
Diluted earnings (loss) per share....  $   (0.00) $    0.02 $  (0.00) $   0.04
                                       =========  ========= ========  ========
Weighted average shares (basic)......     36,709     28,961   35,058    28,853
                                       =========  ========= ========  ========
Weighted average shares (diluted)....     36,709     33,977   35,058    33,869
                                       =========  ========= ========  ========
- --------
(A) Includes revenues from related
 parties.............................  $   1,302  $     899 $  2,093  $  1,876
                                       =========  ========= ========  ========
(B) Excludes amortization of deferred
 compensation as follows:
  Cost of revenues...................  $      14  $     --  $     25  $    --
  Selling, general and administrative
   expenses..........................        578        --     1,149       --
  Research and development expenses..         82        --       163       --
                                       ---------  --------- --------  --------
                                       $     674  $     --  $  1,337  $    --
                                       =========  ========= ========  ========

                            See accompanying notes.

                                LANTRONIX, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Six Months Ended
                                                              December 31,
                                                            -----------------
                                                              2000     1999
                                                            --------  -------
Cash flows from operating activities:
Net income (loss).......................................... $    (74) $ 1,510
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization............................      640      574
  Amortization of deferred compensation....................    1,337      --
  Provision for doubtful accounts..........................      220      173
  Loss on disposal of asset................................       20      --
  Change in operating assets and liabilities:
    Accounts receivable....................................   (2,829)  (1,130)
    Inventories............................................   (3,413)  (1,480)
    Prepaid expenses and other current assets..............      209     (330)
    Other assets...........................................     (465)     --
    Accounts payable.......................................      317     (381)
    Income taxes...........................................      --       152
    Other current liabilities..............................     (407)   1,127
    Minority interest......................................      --       (20)
                                                            --------  -------
Net cash provided by (used in) operating activities........   (4,445)     195
                                                            --------  -------
Cash flows from investing activities:
  Purchases of investments, net............................  (28,015)     --
  Purchases of property and equipment, net.................   (1,985)    (178)
  Cash received from acquisition, net......................      324      --
                                                            --------  -------
Net cash used in investing activities......................  (29,676)    (178)
                                                            --------  -------
Cash flows from financing activities:
  Net proceeds from initial public offering of common
   stock...................................................   53,713      --
  Net proceeds from issuances of common stock..............      143       37
  Net repayment of bank line of credit.....................      --      (766)
                                                            --------  -------
Net cash provided by (used in) financing activities........   53,856     (729)
Effect of foreign exchange rates on cash...................        7       10
                                                            --------  -------
Increase (decrease) in cash and cash equivalents...........   19,742     (702)
Cash and cash equivalents at beginning of period...........    1,988    5,833
                                                            --------  -------
Cash and cash equivalents at end of period................. $ 21,730  $ 5,131
                                                            ========  =======

                            See accompanying notes.

                                LANTRONIX, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

1. Basis of Presentation

   The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the "Company") at December 31, 2000 and 1999, the consolidated results of its operations for the three and six months ended December 31, 2000 and 1999 and the consolidated cash flows for the six months ended December 31, 2000 and 1999. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

2. Summary of Significant Accounting Policies

 Revenue Recognition

   Revenue is recognized upon product shipment. The Company grants certain distributors limited rights to return products and provides price protection for inventories held by resellers at the time of published price reductions. Revenue from licensed software is recognized at the time of shipment, provided the Company has vendor-specific objective evidence of the fair value of each element of the software offering. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered. The Company establishes an estimated allowance for future product returns based on historical returns experience when the related revenue is recorded and provides for appropriate price protection reserves when pricing adjustments are approved.

 Investments

   The Company accounts for its investments in debt and equity securities under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Debt securities, which are classified as held-to-maturity, are stated at cost, adjusted for amortization of premiums and discounts to maturity. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statement of operations.

   The Company also has certain other minority investments in nonpublic companies for the promotion of business and strategic objectives. These investments are included in long-term investments on the Company's balance sheet and are carried at fair value or cost, as appropriate. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. No impairment has been indicated to date.

 Income Taxes

   Income taxes are computed under the liability method. This method requires the recognition of deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The impact on deferred taxes of changes in tax rates, and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment. There is no valuation allowance provided for deferred tax assets because the Company believes that it is more likely than not that these assets will be realized.

3. Business Combinations

   On December 29, 2000, the Company completed the acquisition of United States Software Corporation ("USSC"), a leading software solutions provider of embedded technology applications. In connection with the acquisition, the Company issued 653,846 shares of common stock and agreed to pay $2.5 million in cash in exchange for all outstanding shares of USSC common stock. The Company paid the $2.5 million on January 2, 2001 and such amount is included in accounts payable in the accompanying condensed consolidated balance sheet at December 31, 2000. Additionally, the Company reserved 133,333 shares of its common stock for issuance upon exercise of outstanding stock options assumed by the Company. If certain revenue targets for the period from December 1, 2000 to June 30, 2004 are satisfied, the Company will issue up to a maximum of 1,625,000 additional shares of common stock to the shareholders of USSC.

   This acquisition has been accounted for under the purchase method of accounting. An independent valuation of the tangible and intangible assets and in-process research and development ("IPRGD") acquired is being performed and is expected to be completed in the third quarter of fiscal 2001. The allocation of purchase price reflected in the December 31, 2000 condensed consolidated balance sheet is preliminary. The preliminary purchase price was allocated, based upon management's best estimate of the tangible and intangible assets acquired as follows:

                                                                  (in thousands)
     Net tangible assets.........................................     $  303
     Acquisition costs...........................................        708
     Goodwill....................................................      7,805
     Deferred compensation.......................................        538
                                                                      ------
     Total consideration.........................................     $9,354
                                                                      ======

   Deferred stock-based compensation, which is included in the purchase price of the acquisition, has been valued in accordance with FASB Interpretation No. 44, Accounting For Certain Transactions Involving Stock Compensation (FIN 44). This amount is being amortized over the remaining vesting period, generally four years, of the underlying stock options assumed. Goodwill is being amortized on a straight-line basis over its estimated remaining useful life of seven years.

                                LANTRONIX, INC.

   The results of operations of USSC are included in the consolidated financial statements from the date of acquisition.

   The pro forma statements of operations data below gives effect to the acquisition as if it had occurred at the beginning of fiscal year 1999. The following unaudited pro forma statements of operations data include amortization of goodwill, identified intangibles and stock-based compensation but excludes the charge for acquired IPR&D. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations nor of the results that would have occurred had the acquisition taken place at the beginning of fiscal 1999.

                                                                 Six Months
                                                                    Ended
                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Pro forma net revenues..................................... $26,313  $23,674
                                                               =======  =======
   Net income (loss) as reported.............................. $   (74) $ 1,510
    Pro forma adjustments:
     Amortization of goodwill.................................    (518)    (518)
     Amortization of deferred compensation....................     (67)     (67)
     Pro forma results of USSC................................     157     (147)
                                                               -------  -------
       Pro forma, net income (loss)........................... $  (502) $   778
                                                               =======  =======
   Pro forma, net income (loss) per share..................... $ (0.01) $  0.03
                                                               =======  =======

4. Earnings (Loss) per Share

   Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting outstanding shares assuming any dilutive effects of options. However, these shares are excluded due to the extent of their antidilutive effect for periods in which the Company incurred a net loss. The following table sets forth the computation of earnings
(loss) per share:

                                        Three Months Ended   Six Months Ended
                                           December 31,        December 31,
                                        -------------------- ------------------
                                          2000       1999      2000      1999
                                        ---------  --------- --------  --------
                                        (In thousands, except per share data)
   Numerator: Net income (loss).......  $     (51) $     561 $    (74)   $1,510
                                        =========  ========= ========  ========
   Denominator for basic earnings
    (loss) per share:
     Weighted-average shares
      outstanding.....................     36,709     28,961   35,058    28,853
   Effect of dilutive securities:
     Stock options....................        --       5,016      --      5,016
                                        ---------  --------- --------  --------
   Denominator for diluted earnings
    (loss) per common share...........     36,709     33,977   35,058    33,869
                                        =========  ========= ========  ========
   Basic earnings (loss) per share....  $   (0.00) $    0.02 $  (0.00) $   0.05
                                        =========  ========= ========  ========
   Diluted earnings (loss) per share..  $   (0.00) $    0.02 $  (0.00) $   0.04
                                        =========  ========= ========  ========

                                LANTRONIX, INC.

5. Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                           December 31, June 30,
                                                               2000       2000
                                                           ------------ --------
                                                              (In thousands)
   Raw materials..........................................    $6,912     $4,766
   Finished goods.........................................     2,821      1,488
                                                              ------     ------
                                                               9,733      6,254
   Reserve for excess and obsolete inventory..............      (935)      (869)
                                                              ------     ------
                                                              $8,798     $5,385
                                                              ======     ======

6. Stockholders' Equity

   On August 4, 2000, the Company completed its initial public offering (the "Offering") of common stock. The Company sold 6,000,000 shares, at a price of $10.00 per share and received aggregate net proceeds from the Offering of $53.7 million. On December 29, 2000, in connection with the acquisition of USSC the Company issued an aggregate of 653,846 shares of common stock and agreed to pay $2.5 million in cash in exchange for all the outstanding shares of USSC.

7. Comprehensive Income (Loss)

   Total comprehensive income (loss) was $(38,000) and $(67,000) for the three and six months ended December 31, 2000, respectively, and $574,000 and $1.5 million for the three and six months ended December 31, 1999, respectively.

8. Segment, Geographic, and Revenue by Product Family

   The Company designs and markets three major distinct product families within one industry segment: network and Internet connectivity products, which consist primarily of device, multiport device, and print servers.

   Net revenue by product family consists of the following:

                                          Three Months ended  Six Months ended
                                             December 31,       December 31,
                                          ------------------- -----------------
                                            2000      1999      2000     1999
                                          --------- --------- -------- --------
                                                     (In thousands)
   Device servers........................ $   8,557 $   5,393  $16,584  $10,641
   Multiport device servers..............     2,900     3,146    5,911    6,073
   Print servers and other...............     1,008     2,878    2,007    5,578
                                          --------- --------- -------- --------
     Total net revenues.................. $  12,465 $  11,417  $24,502  $22,292
                                          ========= ========= ======== ========

 Revenue by Geographic Area

   Revenue by geographic area is based on where products are shipped. Net revenue by geographic area consists of the following:

                          Three Months ended  Six Months ended
                             December 31,       December 31,
                          ------------------- -----------------
                            2000      1999      2000     1999
                          --------- --------- -------- --------
                                         (Amounts in thousands)
   Americas.............. $   8,143 $   7,465  $16,914  $14,591
   Europe................     3,639     3,400    6,320    6,559
   Other.................       683       552    1,268    1,142
                          --------- --------- -------- --------
                            $12,465 $  11,417  $24,502  $22,292
                          ========= ========= ======== ========

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

   The sections entitled "Risk Factors" set forth in this Form 10-Q and in our Registration Statement on Form S-1 and our Annual Report on Form 10-K for the year ended June 30, 2000, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

   This report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, market acceptance of our products, our ability to consummate acquisitions and integrate their operations successfully, our ability to achieve further product integration, the status of evolving technologies and their growth potential and our production capacity. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or update publicly any forward- looking statements for any reason.

Overview

   Lantronix designs, develops and markets network device servers that enable almost any electronic device to be accessed, managed, controlled, reprogrammed and configured or reconfigured over the Internet or other networks using standard protocols for connectivity, including fiber optic, Ethernet and wireless. Since our inception in 1989, we have developed an array of network-enabling products including Device Servers, Multiport Device Servers, Print Servers and other products. Beginning in fiscal year 1999, we began to experience an increase in sales of our Device Servers reflecting our focus on this higher margin product line. At the same time, we began to experience a decline in sales of Print Server and other products as we shifted resources to our Device Server business, which we believe represents a greater opportunity for long-term growth. This trend continued into Q2 2001. We believe sales of our Device Server products will continue to represent an increasing percentage of our net revenues in the future. Our strategy for continuing to increase sales of our Device Server product line involves a two-fold approach. First, we intend to substantially increase our research and development expenditures over the next two years to enhance our Device Server product line and develop new products. Second, we intend to grow our Device Server business through strategic acquisitions, investments and partnerships, which we believe will support our product lines and allow us to secure additional intellectual property, increase our customer base and provide access to new markets.

   Our products are sold to original equipment manufacturers (OEMs), value added resellers (VARs), systems integrators and distributors, as well as directly to end-users. We have two customers that accounted for more than 10% of our net revenues. One of our distributors, Ingram Micro, accounted for 13.2% of our net revenues for the six months ended December 31, 2000, compared to 14.3% for the six months ended December 31, 1999. Another distributor, Tech Data, accounted for 10.9% of our net revenues for the six months ended December 31, 2000, compared to 10.5% for the six months ended December 31, 1999. Transtec AG, an international OEM and related party due to common ownership by our Chairman and major stockholder, accounted for 8.5% of our net revenues for the six months ended December 31, 2000, compared to 8.4% for the six months ended December 31, 1999.

   In October 1998, we acquired ProNet GmbH, a German company that is a supplier of industrial automation device server technology. In connection with this acquisition, we acquired exclusive marketing rights to CoBox technology in the United States and Canada from Dr. Peter Weisser, Sr. We also acquired non-exclusive marketing rights to this technology world-wide, excluding Germany and Switzerland. Under this agreement, we were required to make royalty payments to Dr. Weisser through December 31, 2000. As a result, we recognized approximately $726,000 of royalty expense and amortization relating to the marketing rights agreement for the six months ended December 31, 2000. We expect to have no further charges relating to these acquisitions.

   In December 2000, we completed the acquisition of United States Software Corporation ("USSC"), a leading software solutions provider for embedded technology applications. This acquisition was accounted for as a purchase transaction. Accordingly, the accompanying financial statements include the results of operations of USSC as of its acquisition date. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

   We recognize revenues upon product shipment. We have granted several customers limited return privileges, as well as limited price protection for inventories held at the time of published price reductions. Estimated reserves have been recorded in the accompanying unaudited condensed consolidated financial statements to reflect these agreements, as well as potential warranty expenses, based on our five-year warranty policy from the date of shipment. The allowance for doubtful accounts is recorded based upon anticipated collection risk. This reserve has increased during the quarter ended December 31, 2000 primarily due to slower collections from some of our U.S. distributions and European customers.

   Amortization of stock-based compensation relates to deferred compensation recorded in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock at the grant date as determined for financial reporting purposes. We have recorded deferred compensation within stockholders' equity of approximately $10.6 million, that is being amortized over the vesting period of the related stock options, generally four years. At December 31, 2000, a balance of $7.7 million remains and will be amortized as follows: $1.4 million in the remainder of fiscal 2001, $2.8 million in fiscal 2002, $1.8 million in fiscal 2003, $1.4 million in fiscal 2004, $219,000 in fiscal 2005 and $153,000 in fiscal 2006. The amount of stock-based compensation amortized in future periods could decrease if unvested options are forfeited.

Results of Operations for the Three and Six Months Ended December 31, 2000 compared to the Three and Six Months Ended December 31, 1999

   The following table sets forth certain statement of operations data expressed as a percentage of total net revenues:

                                               Three Months      Six Months
                                                   Ended            Ended
                                               December 31,     December 31,
                                               ---------------  ---------------
                                                2000     1999    2000     1999
                                               ------   ------  ------   ------
Net revenues..................................  100.0%   100.0%  100.0%   100.0%
Cost of revenues..............................   45.6     48.3    45.0     45.8
                                               ------   ------  ------   ------

Gross profit..................................   54.4     51.7    55.0     54.2
                                               ------   ------  ------   ------
Operating expenses:
  Selling, general and administrative.........   48.3     37.0    46.4     35.1
  Research and development....................    8.2      6.2     8.5      6.4
  Amortization of deferred compensation.......    5.4       --     5.5       --
                                               ------   ------  ------   ------

  Total operating expenses....................   61.9     43.2    60.4     41.5
                                               ------   ------  ------   ------
Income (loss) from operations.................   (7.5)     8.5    (5.4)    12.7
Minority interest income (expense), net.......     --      0.2      --     (0.2)
Interest and other income, net................    6.0      0.9     4.8      0.8
                                               ------   ------  ------   ------

Income (loss) before income taxes.............   (1.5)     9.6    (0.6)    13.2
Provision (benefit) for income taxes..........   (1.1)     4.7    (0.3)     6.4
                                               ------   ------  ------   ------

Net income (loss).............................   (0.4)%    4.9%   (0.3)%    6.8%
                                               ======   ======  ======   ======

Net Revenues

   Net revenues increased $1.1 million, or 9.2%, to $12.5 million for the three months ended December 31, 2000 from $11.4 million for the three months ended December 31, 1999. Net revenues increased $2.2 million, or 9.9%, to $24.5 million for the six months ended December 31, 2000 from $22.3 million for the six months ended December 31, 1999. The increase was primarily attributable to an increase in net revenues of our Device Server products, partially offset by a decline in our Multiport Device Server, Print Server and other products. Device Server net revenues increased $3.2 million, or 58.7%, to $8.6 million or 68.6% of net revenues for the three months ended December 31, 2000 from $5.4 million or 47.2% of net revenues for the three months ended December 31, 1999. Device Server revenues, net for the three months ended December 31, 2000 includes $238,000 of software revenue generated from the acquisition of USSC. Device Server net revenues increased $5.9 million, or 55.9%, to $16.6 million or 67.7% of net revenues for the six months ended December 31, 2000 from $10.6 million or 47.7% of net revenues for the six months ended December 31, 1999. This increase is attributable to the rapid adoption rates of OEMs, as well as strong sales of our UDS-10 Device Server product, which was introduced during the fourth quarter of fiscal 2000. Multiport Device Server net revenues decreased $246,000, or 7.8%, to $2.9 million or 23.3% of net revenues for the three months ended December 31, 2000 from $3.1 million or 27.6% of net revenues for the three months ended December 31, 1999. Multiport Device Server net revenues decreased $164,000, or 2.7%, to $5.9 million or 24.1% of net revenues for the six months ended December 31, 2000 from $6.1 million or 27.2% of net revenues for the six months ended December 31, 1999. Print Server and other revenues decreased $1.9 million, or 65.0%, to $1.0 million, or 8.1% of net revenues for the three months ended December 31, 2000 from $2.9 million, or 25.2% of net revenues for the three months ended December 31, 1999. Print Server and other revenues decreased $3.6 million, or 64.0%, to $2.0 million, or 8.2% of net revenues for the six months ended December 31, 2000 from $5.6 million, or 25.0% of net revenues for the six months ended December 31, 1999. The decreases in our Multiport, Print and other products are due to a more rapid transition to Device Server products.

   Net revenues generated from sales in the Americas increased $678,000, or 9.1%, to $8.1 million or 65.3% of net revenues for the three months ended December 31, 2000 from $7.5 million or 65.4% of net revenues for the three months ended December 31, 1999. Net revenues generated from sales in the Americas increased $2.3 million, or 15.9%, to $16.9 million or 69.0% of net revenues for the six months ended December 31, 2000 from $14.6 million, or 65.5% of net revenues for the six months ended December 31, 1999. Our net revenues derived from customers located in Europe increased $239,000, or 7.0%, to $3.6 million or 29.2% of net revenues for the three months ended December 31, 2000 from $3.4 million or 29.8% of net revenues for the three months ended December 31, 1999. Our net revenues derived from customers located in Europe decreased $239,000, or 3.6%, to $6.3 million or 25.8% of net revenues for the six months ended December 31, 2000 from $6.6 million, or 29.4% of net revenues for the six months ended December 31, 1999, partially due to the devaluation of the Euro. Our net revenues derived from customers located in other geographic areas increased slightly to $683,000 or 5.5% of net revenues for the three months ended December 31, 2000 from $552,000 or 4.8% of net revenues for the three months ended December 31, 1999. Our net revenues derived from customers located in other geographic areas increased to $1.3 million or 5.2% of net revenues for the six months ended December 31, 2000 from $1.1 million or 5.1% of net revenues for the six months ended December 31, 1999.

Gross Profit

   Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers and associated overhead costs. As part of our agreement with Gordian, Inc., an outside research and development firm, a royalty charge is included in cost of revenues and is calculated based on the related products sold. Gross profit increased by $876,000, or 14.8%, to $6.8 million or 54.4% of net revenues for the three months ended December 31, 2000 from $5.9 million or 51.7% of net revenues for the three months ended December 31, 1999. Gross profit increased by $1.4 million, or 11.5%, to $13.5 million or 55.0% of net revenues for the six months ended December 31, 2000 from $12.1 million, or 54.2% of net revenues for the six months ended December 31, 1999. For the three months ended December 31, 2000 and 1999, Gordian royalties were $488,000 and $530,000, respectively. For the six months ended December 31, 2000 and 1999, Gordian royalties were $1.0 million and $1.1 million, respectively. The increase in gross profit as a percentage of net revenues is primarily attributable to increased sales volume of our Device Server product line partially offset by competitive pricing strategies as well as cost containment initiatives.

Selling, General and Administrative

   Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facilities expenses, information technology, trade show expenses, advertising, and professional fees. Selling, general and administrative expenses increased $1.8 million, or 42.7%, to $6.0 million or 48.3% of net revenues for the three months ended December 31, 2000 from $4.2 million or 37.0% of net revenues for the three months ended December 31, 1999. Selling, general and administrative expenses increased $3.6 million or 45.6%, to $11.4 million or 46.4% of net revenues for the six months ended December 31, 2000 from $7.8 million or 35.1% of net revenues for the six months ended December 31, 1999. This increase is due primarily to an increase in our sales force, including new offices in Europe and Asia, and an increase in marketing and advertising expenses to increase brand awareness. We expect selling, general and administrative expenses will continue to increase in the foreseeable future to support the global expansion of our operations.

Research and Development

   Research and development expenses consist primarily of salaries and the related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses increased $310,000, or 43.6%, to $1.0 million or 8.2% of net revenues for the three months ended December 31, 2000 from $711,000 or 6.2% of net revenues for the three months ended December 31, 1999.

Research and development expenses increased $640,000, or 44.7%, to $2.1 million or 8.5% of net revenues for the six months ended December 31, 2000 from $1.4 million or 6.4% of net revenues for the six months ended December 31, 1999. This increase resulted primarily from increased headcount and expenses related to new product development.

Interest and Other Income (Expense), Net

   Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents, short-term and long-term investments, less interest on our bank lines of credit and capital lease obligations, the effects of exchange gains and losses from foreign currency transactions, and gains and losses from disposals of fixed assets. Interest and other income (expense), net was $750,000 and $108,000 for the three months ended December 31, 2000 and 1999, respectively. Interest and other income (expense), net was $1.2 million and $170,000 for the six months ended December 31, 2000 and 1999, respectively. The increases are primarily due to higher average investment balances for the three and six months ended December 31, 2000, as a result of the proceeds from our initial public offering completed in August 2000.

Provision for Income Taxes

   The effective tax rates for the three and six months ended December 31, 2000 were 73% and 51%, respectively. The effective tax rate for the three and six months ended December 31, 1999 was 49%. The Company utilizes the liability method of accounting for income taxes as set forth in Financial Accounting Standards Board ("FASB") Statement No. 109, Accounting for Income Taxes. Our effective tax rates for the three and six months ended December 31, 2000 were effected by deferred compensation.

   There is no valuation allowance provided for deferred tax assets since we believe that it is more likely than not that these assets will be realized. These assets are expected to be realized through the reversal of timing differences and through future taxable income.

Liquidity and Capital Resources

   Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consisting of money-market funds and commercial paper totaled $21.7 million at December 31, 2000. Short-term investments consist of investments maturing in twelve months or less and totaled $25.1 million at December 31, 2000. Long-term investments consist of investments maturing after twelve months and totaled $2.9 million at December 31, 2000.

   Our operating activities used cash of $4.4 million for the six months ended December 31, 2000. We incurred a net loss of $74,000, which includes amortization and depreciation of $2.0 million, which was reduced by increased inventory of $3.4 million and increased accounts receivable of $2.8 million. The increase in accounts receivable was due to slow collections from some of our U.S. distributors and European customers. We increased our inventory to support our increasing sales activity and to provide better service levels to our customers. Our operating activities provided cash of $195,000 for the six months ended December 31, 1999.

   Our investing activities used $29.7 million of cash for the six months ended December 31, 2000. We used $28.0 million of our public offering proceeds to purchase short-term and long-term investments. We also used cash to purchase property and equipment, primarily computer hardware and software of $1.3 million pertaining to Oracle software enhancements to support our Order Entry function, international operations and a customer resource management (CRM) software package to support our sales force. In addition, we invested $326,000 in furniture and leasehold improvements for an office expansion project. Our investing activities used cash of $178,000 for the six months ended December 31, 1999, primarily related to the purchase of property and equipment.

   Cash provided by financing activities was $53.9 million for the six months ended December 31, 2000, primarily related to the net proceeds from our initial public offering on August 4, 2000. Cash used for financing activities was $729,000 for the six months ended December 31, 1999, primarily for the repayment on our bank line of credit related to our acquisition of ProNet GmbH.

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

   We believe that the net proceeds from our public offering, our existing cash and cash generated from operations will be adequate to meet our anticipated cash needs through at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues and research and development and infrastructure investments which will affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds under our bank line of credit, or seek additional funding through additional bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

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

   Since 1993, revenues from our Print Server line have accounted for a significant portion of our net revenues but have declined significantly recently. For example, revenues from our Print Server line accounted for approximately 8.3% and 16.5% of our total net revenues for the six months ended December 31, 2000 and 1999, respectively. Revenues from our Print Server line also decreased significantly for the six months ended December 31, 2000 and 1999 to approximately $2.0 million from approximately $3.7 million, respectively. We anticipate that revenues from our Print Server line will continue to decline in the future as we plan to turn our focus to the development of our current Device Server product line which we introduced in mid 1998. We do not know if this transition in product development will be successful. We do not know whether our current and future target markets to the extent we anticipate will accept our new product line. If the expected decline in net revenues attributable to our Print Server line of products is not offset by increases in net revenues from our Device Server line of products, our business could be harmed.

   We intend to substantially increase our research and development efforts, which if not successful, could cause a decline in our revenues and could harm our business.

   We intend to increase substantially our expenditures on research and development in the next two years to enhance and develop additional products. For the six months ended December 31, 2000, research and development expenses comprised 8.5% of our net revenues. Over the next two years, we expect our research and development expenses to increase to approximately 10% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we cannot assure you that the revenue from these products will be sufficient to justify our investment in research and development.

   There is a risk that our OEM customers will develop their own internal expertise in network-enabling products, which could result in reduced sales of our products.

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

   Our business has grown rapidly in the last year. At December 31, 2000, we had 185 employees. As of December 31, 1999, we had 105 employees. In addition, we have experienced expansion in our manufacturing and shipping requirements, our product lines and our customer base. This rapid expansion has placed significant strain on our administrative, operational and financial resources. These changes have increased the complexity of managing our company. Our current systems, management and other resources will need to grow rapidly in order to meet the demands of our anticipated future growth. If we are unable to successfully expand and improve our systems as required, or if we are otherwise unable to manage our growth, our business will be harmed.

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

We depend on two third-party manufacturing facilities to manufacture all of our products, which reduce our control over the manufacturing process. We will also need to secure an additional manufacturer in order to meet our expected future commitments.

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

   For the six months ended December 31, 2000, our two largest customers, each of whom are distributors, accounted for 24.1% of our net revenues. Ingram Micro and Tech Data domestic distributors accounted for 13.2% and 10.9% respectively, of our net revenues for the six months ended December 31, 2000. Our top five and top ten customers accounted for 37.0% and 45.8% respectively, of our net revenues for the six months ended December 31, 2000. Transtec AG, a major international customer, accounted for 8.5% of our net revenues for the six months ended December 31, 2000. Bernhard Bruscha, our Chairman of the Board, is the majority stockholder and Chief Executive Officer of transtec AG. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace and the growth of our business could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our Device Server technology. Our sales are usually completed on a purchase order basis and we have no long-term purchase commitments from our customers.

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

   We cannot assure you that we will be able to maintain our average selling prices and gross margins at current levels. In the past, we have experienced some reduction in the average sale prices of products. For example, Embedded Device Servers, External Device Servers and Print Server average selling prices have decreased 7.2%, 13.2% and 10.1%, respectively, for the six months ended December 31, 2000 compared to the six months ended December 31, 1999. In the future, we expect competition to increase, and we anticipate this could result in additional pressure on our pricing. In addition, our average selling prices for our products might decline as a result of other reasons, including promotional programs and customers who negotiate price reductions in exchange for longer- term purchase commitments. Average selling prices and gross margins for our products also might decline as the products mature in their life cycles. In addition, we might not be able to increase the price of our products in the event that the price of components or our overhead costs increase. If this were to occur, our gross margins would decline.

Because we are dependent on international sales for a substantial amount of our net revenues, we face the risks of international business and associated currency fluctuations, which might adversely affect our operating results.

   Net revenues from international sales represented 31.0% and 34.5% of net revenues for the six months ended December 31, 2000 and 1999, respectively. Net revenues from Europe represented 25.8% and 29.4% of our net revenues for the six months ended December 31, 2000 and 1999, respectively. We expect that international revenues will continue to represent a significant portion of our net revenues in the foreseeable future. Doing business internationally involves greater expense and many additional risks. For example, because the products we sell abroad and the products and services we buy abroad are priced in foreign currencies, we are affected by fluctuating exchange rates. In the past, we have from time to time lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we face other risks of doing business internationally, including:

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

   We have in the past and from time to time in the future might acquire businesses, client lists, products or technologies that we believe complement or expand our existing business. For example, in October 1998, we acquired ProNet GmbH, a German supplier of industrial application device server technology. Also, in December 2000, we acquired United States Software Corporation, a leading software solutions provider for embedded technology applications. Acquisitions of this type involve a number of risks, including the possibility that the operations of the acquired company will be unprofitable or that our management's attention will be diverted from the day-to-day operation of our business. An unsuccessful acquisition could reduce our margins or otherwise harm our financial condition. Any acquisition could result in a dilutive issuance of equity securities, the incurrence of debt and the loss of key employees. We cannot assure you that any acquisitions will be successfully completed or that, if one or more acquisitions are completed, the acquired businesses, client lists, products or technologies will generate sufficient revenue to offset the associated costs of other acquisitions or other adverse effects.

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

   We currently offer a five-year warranty on all of our products. Our products could contain undetected errors or defects. If there is a product failure, we might have to replace all affected products without being able to book revenue for replacement units, or we may have to refund the purchase price for the units. Because of our recent introduction of our line of Device Servers, we do not have a long history with which to assess the risks of unexpected product failures or defects for this product line. Regardless of the amount of testing we undertake, some errors might be discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of net revenues and claims against us. Significant product warranty claims against us could harm our business, reputation and financial results and cause the price of our stock to decline.

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

   Pursuant to an agreement dated February 29, 1989 between Gordian, Inc., and us Gordian developed intellectual property used in our Micro Serial Server, or MSS, Print Servers and ETS and LRS lines of Multiport Device Server products. These products represent a substantial portion of our revenue. Our total Print Server and Multiport Device Server products alone, without including MSS products, represented approximately 32.3% and 43.7% of our net revenues for the six months ended December 31, 2000 and 1999, respectively. Under the terms of this agreement, Gordian owns the rights to the intellectual property developed by it but has agreed that for the term of the agreement it will not develop products for any other party, which will directly compete with a product Gordian developed for us. The agreement with Gordian currently provides that we are required to pay royalties with respect to sales of products covered by the agreement. For the six months ended December 31, 2000 and 1999, we paid Gordian approximately $1.0 million and $1.1 million in royalties, respectively. In the event that the Gordian agreement is terminated, we could lose our rights to the intellectual property developed under the Gordian agreement and this might prevent us from marketing some or all of our MSS line of products in the future. Although we believe that other products developed by us using alternative technology can be substituted in the future for the products sold by us using the technology developed by Gordian, there is no guarantee that we will not lose customers and revenues which would harm our business.

We might become involved in litigation over proprietary rights, which could be costly and time consuming.

   Substantial litigation regarding intellectual property rights exists in our industry. There is a risk that third parties, including current and potential competitors and current developers of our intellectual property or our manufacturing partners, will claim that our products, or our customers' products, infringe on their intellectual property rights. In addition, software, business processes and other property rights in our industry might be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Other parties might currently have, or might eventually be issued, patents that the proprietary rights we use infringe upon. Any of these third parties might make a claim of infringement against us. Any litigation, brought by us or others could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, from time to time we could encounter disputes over rights and obligations concerning intellectual property. We cannot assume that we will prevail in intellectual property disputes regarding infringement, misappropriation or other disputes. Litigation in which we are accused of infringement or misappropriation might cause a delay in the introduction of new products, require us to develop non- infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. In addition, we have obligations to indemnify certain of our customers under some circumstances for infringement of third party intellectual property rights. If any claims from third parties required us to indemnify customers under our agreements, the costs could be substantial, and our business could be harmed. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost- effective basis, our business could be significantly harmed.

The amortization of deferred stock compensation will negatively affect our operating results.

   We have recorded deferred stock compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred compensation within stockholders' equity of approximately $10.6 million at December 31, 2000, which is being amortized over the vesting period of the related stock options, which is generally four years. A balance of $7.7 million remains at December 31, 2000 and will be amortized as follows: $1.4 million in the remainder of fiscal 2001, $2.8 million in fiscal 2002, $1.8 million in fiscal 2003, $1.4 million in fiscal 2004, $219,000 in fiscal 2005, and $153,000 in fiscal 2006.

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

   Interest Rate Risk. Our exposure to interest rate risk is limited to the exposure related to our cash, cash equivalents, short-term and long-term investments and our credit facilities, which is tied to market interest rates. As of December 31, 2000, we had cash, cash equivalents, short-term and long-term investments of $49.7 million, which includes our initial public offering proceeds. This consisted of cash equivalents with original maturities of 90 days or less, short-term investments maturing within twelve months or less and long-term investments maturing after twelve months, both domestically and internationally. We believe our cash, cash equivalents and short-term investments will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

   Foreign Currency Risk. We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

   Investment Risk. We have invested $766,000 in two privately held companies, both of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   None.

Item 2. Changes in Securities and Use of Proceeds

   For the six months ended December 31, 2000, we received net proceeds of $53.7 million. During the six months ended December 31, 2000, we used $4.0 million of the proceeds for working capital, primarily related to increased inventory levels to support our projected sales increase and higher accounts receivable balances related to slow payment by some of our U.S. distributors and European customers, as well as for property and equipment purchases.

   On December 29, 2000, in connection with our acquisition of United States Software Corporation ("USSC"), we issued 653,846 shares of common stock and agreed to pay $2.5 million in cash in exchange for all outstanding shares of USSC common stock. Additionally, we reserved 133,333 shares of our common stock for issuance upon exercise of outstanding employee stock options. The Company intends to rely on a private placement exemption under Rule 504 of Regulation D of the Securities Act of 1933, as the purchasers have represented that they are accredited investors under the definition set forth in Regulation D. The USSC options that were assumed by the Company were registered on the Company's Registration Statement on Form S-8, originally filed on February 2, 2001.

Item 3. Defaults upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

 Exhibit
  Number                        Description of Document
 -------                        -----------------------
  2.1**** Agreement and Plan of Reorganization by and among Lantronix, Inc.,
          USS Acquisition Corporation, United States Software Corporation and
          Donald Dunstan and Diane Dunstan.

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

 10.5**   2000 Employee Stock Purchase Plan.

 10.6**   Form of Warranty.

 10.7*    Employment Agreement between registrant and Frederick Thiel.

 10.8*    Employment Agreement between registrant and Steven Cotton.

 10.9*    Employment Agreement between registrant and Johannes Rietschel.

  Exhibit
   Number                         Description of Document
  -------                         -----------------------
 10.10***   Lease Agreement between registrant and The Irvine Company.

 10.11**    Loan and Security Agreement between registrant and Silicon Valley
            Bank.

 10.12+**   Research and Development Agreement between registrant and Gordian.

 10.13+**   Distributor Contract between registrant and Tech Data Corporation.

 10.14+**   Distributor Contract between registrant and Ingram Micro Inc.

 10.15***** United States Software Corporation 2000 Stock Plan.

- --------
* Incorporated by reference to the same numbered exhibit previously filed with Lantronix's Registration Statement on Form S-1 (SEC file no. 333-37508) originally filed May 19, 2000.

** Incorporated by reference to the same numbered exhibit previously filed with Lantronix's Registration Statement on Form S-1, Amendment No. 1, (SEC file no. 333-37508) originally filed June 13, 2000.

*** Incorporated by reference to the same numbered exhibit previously filed with Lantronix's Annual Report on Form 10-K, originally filed September 28, 2000.

**** Incorporated by reference to the same numbered exhibit previously filed with Lantronix's Report on Form 8-K, originally filed December 29, 2000.

***** Incorporated by reference to Exhibit 4.1 of Lantronix's Registration Statement on Form S-8 filed February 2, 2001.

+   Confidential treatment granted as to portions of this exhibit.

   (b) Reports on Form 8-K

   Lantronix filed its Report on Form 8-K on December 29, 2000 reporting its acquisition of United States Software Corporation.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, as amended, Lantronix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 14th day of February, 2001.

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