Form 10-Q
period 2001-03-31
LANTRONIX INC
filed 2001-05-15
CIK 1114925

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2001

     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ___________.

                       Commission file number: 333-37508

                              ------------------

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

                              ------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of April 30, 2001, 39,710,771 shares of the Registrant's common stock were outstanding.

================================================================================

                                LANTRONIX, INC.

                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2001

                                     INDEX

                                                                                                       Page
                                                                                                       ----
PART I.    FINANCIAL INFORMATION......................................................................   2

Item 1.    Financial Statements.......................................................................   2

           Condensed Consolidated Balance Sheets at March 31, 2001 (unaudited) and June 30, 2000......   2

           Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months
           Ended March 31, 2001 and 2000..............................................................   3

           Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           March 31, 2001 and 2000....................................................................   4

           Notes to Unaudited Condensed Consolidated Financial Statements.............................   5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations......   9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.................................  22

PART II.   OTHER INFORMATION..........................................................................  23

Item 1.    Legal Proceedings..........................................................................  23

Item 2.    Change in Securities and Use of Proceeds...................................................  23

Item 3.    Defaults Upon Senior Securities............................................................  23

Item 4.    Submission of Matters to a Vote of Security Holders........................................  23

Item 5.    Other Information..........................................................................  23

Item 6.    Exhibits and Reports on Form 8-K...........................................................  23

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                LANTRONIX, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                        March 31,        June 30,
                                                                        ---------        --------
                                                                          2001             2000
                                                                        ---------        --------
                                                                       (Unaudited)
                                  ASSETS
                                  ------
Current assets:
  Cash and cash equivalents............................................   $22,117         $ 1,988
  Short-term investments...............................................    21,496              --
  Accounts receivable, net.............................................    10,097           6,072
  Inventories..........................................................     7,276           5,385
  Deferred income taxes................................................     1,484           1,425
  Prepaid expenses and other current assets............................     3,426           2,832
                                                                        ---------        --------
     Total current assets..............................................    65,896          17,702
Property and equipment, net............................................     4,024           1,348
Intangible assets, net.................................................     7,989             586
Long-term investments..................................................     2,972              --
Other assets...........................................................     2,247             574
                                                                        ---------        --------
                                                                          $83,128         $20,210
                                                                        =========        ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
  Accounts payable.....................................................   $ 2,523         $ 3,197
  Accrued payroll and related expenses.................................     1,427             764
  Other current liabilities............................................     4,556           2,603
                                                                        ---------        --------
     Total current liabilities.........................................     8,506           6,564
Deferred income taxes..................................................     1,003           1,003
Capital lease obligations, net of current portion......................        80              96
                                                                        ---------        --------
                                                                            9,589           7,663
                                                                        ---------        --------
Stockholders' equity:
  Common stock.........................................................         4               3
  Additional paid-in capital...........................................    73,253          13,221
  Employee notes receivable............................................      (804)           (152)
  Deferred stock-based compensation....................................    (7,154)         (8,942)
  Retained earnings....................................................     8,257           8,427
  Accumulated other comprehensive loss.................................       (17)            (10)
                                                                        ---------        --------
     Total stockholders' equity........................................    73,539          12,547
                                                                        ---------        --------
                                                                          $83,128         $20,210
                                                                        =========        ========

                            See accompanying notes.

                                LANTRONIX, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                            Three Months Ended    Nine Months Ended
                                            ------------------    -----------------
                                                  March 31,           March 31,
                                                  ---------           ---------
                                              2001       2000      2001      2000
                                            -------    -------   --------  --------
Net revenues (A)........................... $14,125    $10,339   $ 38,628  $ 32,631
Cost of revenues (B).......................   6,382      5,426     17,421    15,644
                                            -------    -------   --------  --------
Gross profit...............................   7,743      4,913     21,207    16,987
                                            -------    -------   --------  --------
Operating expenses:
  Selling, general and administrative (B)..   6,212      4,089     17,591    11,904
  Research and development (B).............   1,171        897      3,243     2,330
  Stock-based compensation (B).............     848        587      2,185       587
                                            -------    -------   --------  --------
  Total operating expenses.................   8,231      5,573     23,019    14,821
                                            -------    -------   --------  --------
Income (loss) from operations..............    (488)      (660)    (1,812)    2,166
Minority interest..........................      --         --         --      (49)
Interest and other income (expense), net...     467        (71)     1,640        99
                                            -------    -------   --------  --------
Income (loss) before income taxes..........     (21)      (731)      (172)    2,216
Provision (benefit) for income taxes.......      78       (356)        --     1,081
                                            -------    -------   --------  --------
Net income (loss)..........................     (99)   $  (375)  $   (172) $  1,135
                                            =======    =======   ========  ========
Basic earnings (loss) per share............   (0.00)   $ (0.01)  $  (0.00) $   0.04
                                            =======    =======   ========  ========
Diluted earnings (loss) per share.......... $ (0.00)   $ (0.01)  $  (0.00) $   0.03
                                            =======    =======   ========  ========
Weighted average shares (basic)............  37,974     28,962     36,015    28,870
                                            =======    =======   ========  ========
Weighted average shares (diluted)..........  37,974     28,962     36,015    33,293
                                            =======    =======   ========  ========
--------------------
(A) Includes revenues from related parties. $ 2,281    $   614   $  4,374  $  2,486
                                            =======    =======   ========  ========
(B) Excludes stock-based compensation as
     follows:
      Cost of revenues..................... $    11    $    21   $     36  $     21
      Selling, general and administrative
       expenses............................     748        560      1,897       560
      Research and development expenses....      89          6        252         6
                                            -------    -------   --------  --------
                                            $   848    $   587   $  2,185  $    587
                                            =======    =======   ========  ========

                            See accompanying notes.

                                LANTRONIX, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                Nine Months Ended
                                                                -----------------
                                                                    March 31,
                                                                    ---------
                                                                 2001         2000
                                                               --------     --------
Cash flows from operating activities:
Net income (loss)............................................. $   (172)    $ 1,135
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
  Depreciation and amortization...............................    1,361         858
  Stock-based compensation....................................    2,185         587
  Provision for doubtful accounts.............................      184         (11)
  Deferred income taxes.......................................       --        (490)
  Loss on disposal of assets..................................       25          --
  Changes in operating assets and liabilities, net of
   effect from acquisitions:
     Accounts receivable......................................   (3,781)       (897)
     Inventories..............................................   (1,891)       (817)
     Prepaid expenses and other current assets................     (478)       (104)
     Other assets.............................................   (2,205)         40
     Accounts payable.........................................     (986)       (302)
     Other current liabilities................................      570        (442)
     Minority interest........................................       --          49
                                                               --------     -------
Net cash used in operating activities.........................   (5,188)       (394)
                                                               --------     -------
Cash flows from investing activities:
  Purchases of property and equipment, net....................   (3,200)       (480)
  Purchases of investments, net...............................  (22,681)         --
  Acquisitions of businesses, net of cash acquired............   (2,879)       (116)
                                                               --------     -------
Net cash used in investing activities.........................  (28,760)       (596)
                                                               --------     -------
Cash flows from financing activities:
  Net proceeds from initial public offering of common stock...   53,707          --
  Net proceeds from issuances of common stock.................      377          42
  Net repayment of bank line of credit........................       --        (766)
                                                               --------     -------
Net cash provided by (used in) financing activities...........   54,084        (724)
Effect of foreign exchange rates on cash......................       (7)         (1)
                                                               --------     -------
Increase (decrease) in cash and cash equivalents..............   20,129      (1,715)
Cash and cash equivalents at beginning of period..............    1,988       5,833
                                                               --------     -------
Cash and cash equivalents at end of period.................... $ 22,117     $ 4,118
                                                               ========     =======

                            See accompanying notes.

                                LANTRONIX, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2001

1.   Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the "Company") at March 31, 2001 and 2000, the consolidated results of its operations for the three and nine months ended March 31, 2001 and 2000 and the consolidated cash flows for the nine months ended March 31, 2001 and 2000. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

2.   Summary of Significant Accounting Policies

Revenue Recognition

     Revenue is recognized upon product shipment. The Company grants certain distributors limited rights to return products and provides price protection for inventories held by resellers at the time of published price reductions. Revenue from licensed software is recognized at the time of shipment, provided the Company has vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered. The Company establishes an estimated allowance for future product returns based on historical returns experience when the related revenue is recorded and provides for appropriate price protection reserves when pricing adjustments are approved.

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


3.   Business Combinations

     On December 29, 2000, the Company completed the acquisition of United States Software Corporation ("USSC"), a software solutions provider of embedded technology applications. In connection with the acquisition, the Company issued 653,846 shares of common stock and paid $2.5 million in cash in exchange for all outstanding shares of USSC common stock. Additionally, the Company reserved 133,333 shares of its common stock for issuance upon exercise of outstanding stock options assumed by the Company. If certain revenue targets for the period from December 1, 2000 to June 30, 2004 are satisfied, the Company will issue up to a maximum of 1,625,000 additional shares of common stock to the shareholders of USSC.

     This acquisition has been accounted for under the purchase method of accounting. An independent valuation of the tangible and intangible assets and in-process research and development ("IPR&D") acquired is being performed and will be recorded in the fourth quarter of fiscal 2001. The allocation of purchase price reflected in the March 31, 2001 condensed consolidated balance sheet is preliminary. The preliminary purchase price was allocated, based upon management's best estimate of the tangible and intangible assets acquired as follows:

                                                (in thousands)
      Net tangible assets........................       $   24
      Acquisition costs..........................          708
      Goodwill...................................        8,084
      Deferred compensation......................          538
                                                        ------
      Total consideration........................       $9,354
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

     The pro forma statements of operations data below gives effect to the acquisition as if it had occurred at the beginning of fiscal year 1999. The following unaudited pro forma statements of operations data include amortization of goodwill and identified intangibles but excludes the charge for acquired IPR&D. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations nor of the results that would have occurred had the acquisition taken place at the beginning of fiscal 1999.

                                                   Nine Months Ended
                                                   -----------------
                                                        March 31,
                                                        ---------
                                                    2001         2000
                                                    ----         ----
  Pro forma net revenues..........................  $40,438      $32,631
                                                    =======      =======
  Net income (loss) as reported...................  $  (172)     $ 1,135
    Pro forma adjustments:
     Amortization of goodwill.....................     (866)        (866)
     Pro forma results of USSC....................      445          171
                                                    -------      -------
        Pro forma, net income (loss)..............  $  (593)     $   440
                                                    =======      =======
  Pro forma, net income (loss) per share..........  $ (0.02)     $  0.01
                                                    =======      =======

On March 21, 2001, the Company committed to invest $2.0 million in Premise Systems, Inc. ("Premise"), a developer of software that connects digital devices and appliances in homes, businesses, and communities across the Internet, to enhance productivity and reduce costs. The investment is being accounted for under the equity method in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, the Company entered into an agreement on March 21, 2001 to acquire the remaining ownership interest in Premise upon Premise attaining certain revenue targets.

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

                                                                 Three Months Ended      Nine Months Ended
                                                                 ------------------      ------------------
                                                                      March 31,              March 31,
                                                                      ---------              ---------
                                                                    (In thousands, except per share data)
                                                                   2001       2000        2001        2000
                                                                 -------    -------      -------    -------
  Numerator: Net income (loss)...............................    $   (99)   $  (375)     $  (172)   $ 1,135
                                                                 =======    =======      =======    =======
  Denominator:
     Weighted-average shares outstanding.....................     38,068     28,962       36,047     28,870
     Less: Non-vested common shares outstanding..............        (94)        --          (32)        --
                                                                 -------    -------      -------    -------
  Denominator for basic earnings (loss) per share............     37,974     28,962       36,015     28,870
  Effect of dilutive securities:
     Stock options...........................................         --         --           --      4,423
                                                                 -------    -------      -------    -------
  Denominator for diluted earnings (loss) per common share...     37,974     28,962       36,015     33,293
                                                                 =======    =======      =======    =======

  Basic earnings (loss) per share............................    $ (0.00)   $ (0.01)     $ (0.00)   $  0.04
                                                                 =======    =======      =======    =======
  Diluted earnings (loss) per share..........................    $ (0.00)   $ (0.01)     $ (0.00)   $  0.03
                                                                 =======    =======      =======    =======

                                LANTRONIX, INC.

5.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                          March 31,     June 30,
                                                            2001          2000
                                                          ---------     --------
                                                         (Unaudited)
                                                               (In thousands)
   Raw materials.......................................   $   4,862     $  4,766
   Finished goods......................................       3,310        1,488
                                                          ---------     --------
                                                              8,172        6,254
   Reserve for excess and obsolete inventory...........        (896)        (869)
                                                          ---------     --------
                                                          $   7,276     $  5,385
                                                          =========     ========

6.   Other Assets

     Other assets includes $1.6 million of officer loans related to taxes on exercised non-qualified stock options.

7.   Stockholders' Equity

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

8.   Comprehensive Income (Loss)

     Total comprehensive income (loss) was $(113,000) and $(179,000) for the three and nine months ended March 31, 2001, respectively, and $(380,000) and $1.1 million for the three and nine months ended March 31, 2000, respectively.

9.   Segment, Geographic, and Revenue by Product Family

     The Company designs and markets three major distinct product families within one industry segment: network and Internet connectivity products.

     Net revenue by product family consists of the following:

                                           Three Months ended       Nine Months ended
                                           ------------------       -----------------
                                                March 31,               March 31,
                                                ---------               ---------
                                              2001      2000          2001      2000
                                            -------   -------       -------   -------
                                                         (In thousands)
  Device servers.....................       $ 9,083   $ 6,402       $25,668   $17,043
  Multiport device servers...........         4,010     1,446         9,920     7,520
  Print servers and other............         1,032     2,491         3,040     8,068
                                            -------   -------       -------   -------
     Total net revenues..............       $14,125   $10,339       $38,628   $32,631
                                            =======   =======       =======   =======

Revenue by Geographic Area

     Revenue by geographic area is based on where products are shipped. Net revenue by geographic area consists of the following:

                             Three Months ended           Nine Months ended
                             ------------------           -----------------
                                 March 31,                    March 31,
                                 ---------                    ---------
                             2001           2000          2001          2000
                           -------        -------       -------       -------
                                          (Amounts in thousands)
  Americas................ $ 9,152        $ 6,820       $26,067       $21,410
  Europe..................   4,558          3,031        10,878         9,590
  Other...................     415            488         1,683         1,631
                           -------        -------       -------       -------
                           $14,125        $10,339       $38,628       $32,631
                           =======        =======       =======       =======

10.  Subsequent Events

     On April 10, 2001, the Company announced that it had signed a letter of intent to acquire Lightwave Communications, Inc. ("Lightwave"), an industry leader in console management solutions offering a complete line of KVM (keyboard, video, mouse) and serial switches and extension systems for an undisclosed amount. The acquisition is subject to completion of a final definitive agreement as well as results of customary due diligence procedures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto contained elsewhere in this report. The information in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in other reports filed with the SEC, including our Registration Statement on Form S-1 for our Initial Public Offering and our Annual Report on Form 10-K for the year ended June 30, 2000.

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

Overview

     Lantronix designs, develops and markets network device servers that enable almost any electronic device to be accessed, managed, controlled, reprogrammed and configured or reconfigured over the Internet or other networks using standard protocols for connectivity, including fiber optic, Ethernet and wireless. Since our inception in 1989, we have developed an array of network-enabling products including Device Servers, Multiport Device Servers, Print Servers and other products. Beginning in fiscal year 1999, we began to experience an increase in sales of our Device Servers reflecting our focus on this higher margin product line. At the same time, we began to experience a decline in sales of Print Server and other products as we shifted resources to our Device Server business, which we believe represents a greater opportunity for long-term growth. This trend continued into Q3 2001. We believe sales of our Device Server products will continue to represent an increasing percentage of our net revenues in the future. Our strategy for continuing to increase sales of our Device Server product line involves a two-fold approach. First, we intend to substantially increase our research and development expenditures over the next two years to enhance our Device Server product line and develop new products. Second, we intend to grow our Device Server business through strategic acquisitions, investments and partnerships, which we believe will support our product lines and allow us to secure additional intellectual property, increase our customer base and provide access to new markets.

     Our products are sold to original equipment manufacturers (OEMs), value added resellers (VARs), systems integrators and distributors, as well as directly to end-users. We have two customers that accounted for more than 10% of our net revenues for the nine months ended March 31, 2001 and 2000. One of our distributors, Ingram Micro, accounted for 14.3% of our net revenues for the nine months ended March 31, 2001, compared to 12.2% for the nine months ended March 31, 2000. Another distributor, Tech Data, accounted for 10.7% of our net revenues for the nine months ended March 31, 2001, compared to 12.1% for the nine months ended March 31, 2000. Transtec AG, an international OEM and related party due to common ownership by our Chairman and major stockholder, accounted for 11.3% of our net revenues for the nine months ended March 31, 2001, compared to 7.6% for the nine months ended March 31, 2000.

     In October 1998, we acquired ProNet GmbH, a German company that is a supplier of industrial automation device server technology. In connection with this acquisition, we acquired exclusive marketing rights to CoBox technology in the United States and Canada from Dr. Peter Weisser, Sr. We also acquired non-exclusive marketing rights to this technology world-wide, excluding Germany and Switzerland. Under this agreement, we were required to make royalty payments to Dr. Weisser through December 31, 2000. We recognized approximately $726,000 of royalty expense and amortization relating to the marketing rights agreement for the six months ended December 31, 2001. No amounts have been incurred after December 31, 2000.

     In December 2000, we completed the acquisition of United States Software Corporation ("USSC"), a software solutions provider for embedded technology applications. This acquisition was accounted for as a purchase transaction. Accordingly, the accompanying financial statements include the results of operations of USSC as of its acquisition date. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

     Stock-based compensation primarily relates to deferred compensation recorded in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock at the grant date as determined for financial reporting purposes. Stock-based compensation also relates to the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. We have recorded deferred stock-based compensation within stockholders' equity of approximately $10.9 million, that is being amortized over the vesting period of the related stock options, generally four years. At March 31, 2001, a balance of $7.2 million remains and will be amortized as follows: $732,000 in the remainder of fiscal 2001, $2.8 million in fiscal 2002, $1.8 million in fiscal 2003, $1.4 million in fiscal 2004, $307,000 in fiscal 2005 and $153,000 in fiscal 2006. The amount of stock-based compensation in future periods could decrease if unvested options are forfeited.

Results of Operations for the Three and Nine Months Ended March 31, 2001 compared to the Three and Nine Months Ended March 31, 2000

  The following table sets forth certain statement of operations data expressed as a percentage of total net revenues:

                                           Three Months      Nine Months
                                           ------------      -----------
                                              Ended             Ended
                                              -----             -----
                                             March 31,         March 31,
                                             ---------         ---------
                                          2001     2000     2001     2000
                                          -----    -----    -----    -----
Net revenues............................. 100.0%   100.0%   100.0%   100.0%
Cost of revenues.........................  45.2     52.5     45.1     47.9
                                          -----    -----    -----    -----

Gross profit.............................  54.8     47.5     54.9     52.1
                                          -----    -----    -----    -----
Operating expenses:
  Selling, general and administrative....  44.0     39.5     45.5     36.5
  Research and development...............   8.3      8.7      8.4      7.1
  Stock-based compensation...............   6.0      5.7      5.7      1.8
                                          -----    -----    -----    -----

  Total operating expenses...............  58.3     53.9     59.6     45.4
                                          -----    -----    -----    -----
Income (loss) from operations............  (3.5)    (6.4)    (4.7)     6.6
Minority interest........................    --       --       --     (0.2)
Interest and other income (expense), net.   3.3     (0.7)     4.2      0.3
                                          -----    -----    -----    -----

Income (loss) before income taxes........  (0.1)    (7.1)    (0.4)     6.8
Provision (benefit) for income taxes.....   0.6     (3.4)      --      3.3
                                          -----    -----    -----    -----

Net income (loss)........................ (0.7)%   (3.6)%   (0.4)%     3.5%
                                          =====    =====    =====    =====

Net Revenues

  Net revenues increased $3.8 million, or 36.6%, to $14.1 million for the three months ended March 31, 2001 from $10.3 million for the three months ended March 31, 2000. Net revenues increased $6.0 million, or 18.4%, to $38.6 million for the nine months ended March 31, 2001 from $32.6 million for the nine months ended March 31, 2000. The increase was primarily attributable to an increase in net revenues of our Device Server and Multiport Device Server products, partially offset by a decline in our Print Server and other products. Device Server net revenues increased $2.7 million, or 41.9%, to $9.1 million or 64.3% of net revenues for the three months ended March 31, 2001 from $6.4 million or 61.9% of net revenues for the three months ended March 31, 2000. Device Server net revenues for the three months ended March 31, 2001 includes $658,000 of software revenue generated from USSC. Device Server net revenues increased $8.6 million, or 50.6%, to $25.7 million or 66.4% of net revenues for the nine months ended March 31, 2001 from $17.0 million or 52.2% of net revenues for the nine months ended March 31, 2000. This increase is attributable to the rapid adoption rates of OEMs, as well as strong sales of our UDS-10 Device Server product, which was introduced during the fourth quarter of fiscal 2000. Device Server net revenues for the nine months ended March 31, 2001 includes $896,000 of software revenue generated from USSC. Multiport Device Server net revenues increased $2.6 million, or 177.3%, to $4.0 million or 28.4% of net revenues for the three months ended March 31, 2001 from $1.4 million or 14.0% of net revenues for the three months ended March 31, 2000. Multiport Device Server net revenues increased $2.4 million, or 31.9%, to $9.9 million or 25.7% of net revenues for the nine months ended March 31, 2001 from $7.5 million or 23.0% of net revenues for the nine months ended March 31, 2000. Print Server and other revenues decreased $1.5 million, or 58.6%, to $1.0 million, or 7.3% of net revenues for the three months ended March 31, 2001 from $2.5 million, or 24.1% of net revenues for the three months ended March 31, 2000. Print Server and other revenues decreased $5.0 million, or 62.3%, to $3.0 million, or 7.9% of net revenues for the nine months ended March 31, 2001 from $8.1 million, or 24.7% of net revenues for the nine months ended March 31, 2000. The decreases in our Print Server and other products are due to a more rapid transition to Device Server products.

  Net revenues generated from sales in the Americas increased $2.3 million, or 34.2%, to $9.2 million or 64.8% of net revenues for the three months ended March 31, 2001 from $6.8 million or 66.0% of net revenues for the three months ended March 31, 2000. Net revenues generated from sales in the Americas increased $4.7 million, or 21.8%, to $26.1 million or 67.5% of net revenues for the nine months ended March 31, 2001 from $21.4 million, or 65.6% of net revenues for the nine months ended March 31, 2000. Our net revenues derived from customers located in Europe increased $1.5 million, or 50.4%, to $4.6 million or 32.3% of net revenues for the three months ended March 31, 2001 from $3.0 million or 29.3% of net revenues for the three months ended March 31, 2000. Our net revenues derived from customers located in Europe increased $1.3 million, or 13.4%, to $10.9 million or 28.2% of net revenues for the nine months ended March 31, 2001 from $9.6 million, or 29.4% of net revenues for the nine months ended March 31, 2000. Our net revenues derived from customers located in other geographic areas decreased slightly to $415,000 or 2.9% of net revenues for the three months ended March 31, 2001 from $488,000 or 4.7% of net revenues for the three months ended March 31, 2000. Our net revenues derived from customers located in other geographic areas increased slightly to $1.7 million or 4.4% of net revenues for the nine months ended March 31, 2001 from $1.6 million or 5.0% of net revenues for the nine months ended March 31, 2000.

Gross Profit

  Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers and associated overhead costs. As part of our agreement with Gordian, Inc., an outside research and development firm, a royalty charge is included in cost of revenues and is calculated based on the related products sold. Gross profit increased by $2.8 million, or 57.6%, to $7.7 million or 54.8% of net revenues for the three months ended March 31, 2001 from $4.9 million or 47.5% of net revenues for the three months ended March 31, 2000. Gross profit increased by $4.2 million, or 24.8%, to $21.2 million or 54.9% of net revenues for the nine months ended March 31, 2001 from $17.0 million, or 52.1% of net revenues for the nine months ended March 31, 2000. For the three months ended March 31, 2001 and 2000, Gordian royalties were $591,000 and $381,000, respectively. For the nine months ended March 31, 2001 and 2000, Gordian royalties were $1.6 million and $1.5 million, respectively. The increase in gross profit as a percentage of net revenues is primarily attributable to increased sales volume of our Device Server product line and cost containment initiatives partially offset by competitive pricing strategies.

Selling, General and Administrative

  Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facilities expenses, information technology, trade show expenses, advertising, and professional fees. Selling, general and administrative expenses increased $2.1 million, or 51.9%, to $6.2 million or 44.0% of net revenues for the three months ended March 31, 2001 from $4.1 million or 39.5% of net revenues for the three months ended March 31, 2000. Selling, general and administrative expenses increased $5.7 million or 47.8%, to $17.6 million or 45.5% of net revenues for the nine months ended March 31, 2001 from $11.9 million or 36.5% of net revenues for the nine months ended March 31, 2000. This increase is due primarily to an increase in our sales force, including new offices in Europe and Asia, and an increase in marketing and advertising expenses to increase brand awareness. We expect selling, general and administrative expenses in absolute dollars will continue to increase in the foreseeable future to support the global expansion of our operations and decrease as a percentage of net revenues due to increased revenue.

Research and Development

  Research and development expenses consist primarily of salaries and the related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses increased $274,000, or 30.5%, to $1.2 million or 8.3% of net revenues for the three months ended March 31, 2001 from $897,000 or 8.7% of net revenues for the three months ended March 31, 2000.

Research and development expenses increased $913,000, or 39.2%, to $3.2 million or 8.4% of net revenues for the nine months ended March 31, 2001 from $2.3 million or 7.1% of net revenues for the nine months ended March 31, 2000. This increase resulted primarily from increased headcount and expenses related to new product development and the acquisition of USSC.

Interest and Other Income (Expense), Net

  Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents, short-term and long-term investments, less interest on our capital lease obligations, the effects of exchange gains and losses from foreign currency transactions, and gains and losses from disposals of fixed assets. Interest and other income (expense), net was $467,000 and $(71,000) for the three months ended March 31, 2001 and 2000, respectively. Interest and other income (expense), net was $1.6 million and $99,000 for the nine months ended March 31, 2001 and 2000, respectively. The increases are primarily due to higher average investment balances for the three and nine months ended March 31, 2001, as a result of the proceeds from our initial public offering completed in August 2000.

Provision for Income Taxes

  The Company utilizes the liability method of accounting for income taxes as set forth in Financial Accounting Standards Board ("FASB") Statement No. 109, Accounting for Income Taxes. The Company has recorded no income tax benefit for the nine months ended March 31, 2001, due to the uncertainty surrounding the realization of such benefits. The effective rates for the nine months ended March 31, 2001 and 2000 are 0% and 49%, respectively.

Liquidity and Capital Resources

  Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consisting of money-market funds and commercial paper totaled $22.1 million at March 31, 2001. Short-term investments consist of investments maturing in twelve months or less and totaled $21.5 million at March 31, 2001. Long-term investments consist of investments maturing after twelve months and investments in two privately held companies and totaled $3.0 million at March 31, 2001.

  Our operating activities used cash of $5.2 million for the nine months ended March 31, 2001. We incurred a net loss of $172,000, which includes amortization and depreciation of $3.5 million, which was reduced by increased inventory of $1.9 million, increased accounts receivable of $3.8 million and increased other assets of $2.2 million. The increase in accounts receivable was due to increased sales in the last month of Q3 as well as slower collections from some of our U.S. distributors and European customers. We increased our inventory to support our increasing sales activity and to provide better service levels to our customers. The increase in other assets is primarily attributable to officer loans related to taxes on exercised non-qualified stock options, in the amount of $1.6 million. Our operating activities used cash of $394,000 for the nine months ended March 31, 2000.

  Our investing activities used $28.8 million of cash for the nine months ended March 31, 2001. We used $22.7 million of our public offering proceeds to purchase short-term and long-term investments. We used $2.9 million of cash for the acquisition of USSC. We also used cash to purchase property and equipment, primarily computer hardware and software of $2.2 million pertaining to Oracle software enhancements to support our Order Entry function, international operations and a customer resource management (CRM) software package to support our sales force. In addition, we invested $1.0 in furniture and leasehold improvements for an office expansion project. Our investing activities used cash of $596,000 for the nine months ended March 31, 2000, primarily related to the purchase of property and equipment.

     Cash provided by financing activities was $54.1 million for the nine months ended March 31, 2001, primarily related to the net proceeds from our initial public offering on August 4, 2000. Cash used for financing activities was $724,000 for the nine months ended March 31, 2000, primarily for the repayment on our bank line of credit related to our acquisition of ProNet GmbH.

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

     We believe that the net proceeds from our public offering, our existing cash and cash expected to be generated from operations will be adequate to meet our anticipated cash needs through at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues and research and development and infrastructure investments which will affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

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

     .  changes in demand for our products;

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

     We have in the past and from time to time in the future might acquire businesses, client lists, products or technologies that we believe complement or expand our existing business. For example, in October 1998, we acquired ProNet GmbH, a German supplier of industrial application device server technology. Also, in December 2000, we acquired United States Software Corporation, a software solutions provider for embedded technology applications. Acquisitions of this type involve a number of risks, including the possibility that the operations of the acquired company will be unprofitable or that our management's attention will be diverted from the day-to-day operation of our business. An unsuccessful acquisition could reduce our margins or otherwise harm our financial condition. Any acquisition could result in a dilutive issuance of equity securities, the incurrence of debt and the loss of key employees. We cannot assure you that any acquisitions will be successfully completed or that, if one or more acquisitions are completed, the acquired businesses, client lists, products or technologies will generate sufficient revenue to offset the associated costs of other acquisitions or other adverse effects.

     Revenues from our Print Server line of products have decreased significantly and we expect that revenues from our Print Server line of products will continue to decline in the future as we focus our efforts on the development of other product lines.

     Since 1993, revenues from our Print Server line have accounted for a significant portion of our net revenues but have declined significantly recently. For example, revenues from our Print Server line accounted for approximately 8.4% and 15.8% of our total net revenues for the nine months ended March 31, 2001 and 2000, respectively. Revenues from our Print Server line decreased significantly for the nine months ended March 31, 2001 and 2000 to approximately $3.2 million from approximately $5.2 million, respectively. We anticipate that revenues from our Print Server line will continue to decline in the future as we plan to turn our focus to the development of our current Device Server product line which we introduced in mid 1998. We do not know if this transition in product development will be successful. We do not know whether our current and future target markets to the extent we anticipate will accept our new product line. If the expected decline in net revenues attributable to our Print Server line of products is not offset by increases in net revenues from our Device Server line of products, our business could be harmed.

     We intend to substantially increase our research and development efforts, which if not successful, could cause a decline in our revenues and could harm our business.

     We intend to increase substantially our expenditures on research and development in the next two years to enhance and develop additional products. For the nine months ended March 31, 2001, research and development expenses comprised 8.4% of our net revenues. Over the next two years, we expect our research and development expenses to increase to approximately 10% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we cannot assure you that the revenue from these products will be sufficient to justify our investment in research and development.

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

     Our business has grown rapidly in the last year. At March 31, 2001, we had 195 employees. As of March 31, 2000 we had 126 employees. In addition, we have experienced expansion in our manufacturing and shipping requirements, our product lines and our customer base. This rapid expansion has placed significant strain on our administrative, operational and financial resources. These changes have increased the complexity of managing our company. Our current systems, management and other resources will need to grow rapidly in order to meet the demands of our anticipated future growth. If we are unable to successfully expand and improve our systems as required, or if we are otherwise unable to manage our growth, our business will be harmed.

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

We primarily depend on three third-party manufacturing facilities to manufacture our products, which reduce our control over the manufacturing process. We have secured two additional manufacturers APW, Inc. and Irvine Electronics in order to meet our expected future commitments. These additional manufacturing facilities began manufacturing a small percentage of our products late in Q3. We expect to transition a significant portion of the workload to our new manufacturing facilities over the next six months.

     We primarily outsource all of our manufacturing to three third-party manufacturers, APW, Inc., Irvine Electronics and Express Manufacturing. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

     . reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

     . lack of guaranteed production capacity or product supply; and

     . reliance on third-party manufacturers to maintain competitive manufacturing technologies.

     We have supply agreements with our manufacturers and obtain manufacturing services on a purchase-order basis. If our manufacturers were to become unable or unwilling to continue to manufacture our products in required volumes, at acceptable quality, quantity, yields and costs, or in a timely manner, our business would be seriously harmed. As a result, we would have to attempt to identify and qualify substitute manufacturers for our current manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. In addition, a natural disaster could disrupt our manufacturers' facilities and could inhibit our manufacturers' ability to provide us with manufacturing capacity on a timely basis, or at all. If this were to occur, we likely would be unable to fill customers' existing orders or accept new orders for our products. The resulting decline in revenue would harm our business.

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

     For the nine months ended March 31, 2001, our two largest customers, each of whom are distributors, accounted for 25.0% of our net revenues. Ingram Micro and Tech Data domestic distributors accounted for 14.3% and 10.7% respectively, of our net revenues for the nine months ended March 31, 2001. Our top five and top ten customers accounted for 41.1% and 49.7% respectively, of our net revenues for the nine months ended March 31, 2001. Transtec AG, a major international customer, accounted for 11.3% of our net revenues for the nine months ended March 31, 2001. Bernhard Bruscha, our Chairman of the Board, is the majority stockholder and Chief Executive Officer of transtec AG. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace and the growth of our business could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our Device Server technology. Our sales are usually completed on a purchase order basis and we have no long-term purchase commitments from our customers.

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

     We cannot assure you that we will be able to maintain our average selling prices and gross margins at current levels. In the past, we have experienced some reduction in the average sale prices of products. For example, Embedded Device Servers, External Device Servers and Print Server average selling prices have decreased 12.2%, 10.9% and 7.3%, respectively, for the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000. In the future, we expect competition to increase, and we anticipate this could result in additional pressure on our pricing. In addition, our average selling prices for our products might decline as a result of other reasons, including promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. Average selling prices and gross margins for our products also might decline as the products mature in their life cycles. In addition, we might not be able to increase the price of our products in the event that the price of components or our overhead costs increase. If this were to occur, our gross margins would decline.

Because we are dependent on international sales for a substantial amount of our net revenues, we face the risks of international business and associated currency fluctuations, which might adversely affect our operating results.

     Net revenues from international sales represented 32.5% and 34.4% of net revenues for the nine months ended March 31, 2001 and 2000, respectively. Net revenues from Europe represented 28.2% and 29.4% of our net revenues for the nine months ended March 31, 2001 and 2000, respectively. We expect that international revenues will continue to represent a significant portion of our net revenues in the foreseeable future. Doing business internationally involves greater expense and many additional risks. For example, because the products we sell abroad and the products and services we buy abroad are priced in foreign currencies, we are affected by fluctuating exchange rates. In the past, we have from time to time lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we face other risks of doing business internationally, including:

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

     Pursuant to an agreement dated February 29, 1989 between Gordian, Inc., and us, Gordian developed intellectual property used in our Micro Serial
Server, or MSS, Print Servers and ETS and LRS lines of Multiport Device Server products. These products represent a substantial portion of our revenue. Under the terms of this agreement, Gordian owns the rights to the intellectual property developed by it but has agreed that for the term of the agreement it will not develop products for any other party, which will directly compete with a product Gordian developed for us. The agreement with Gordian currently provides that we are required to pay royalties with respect to sales of products covered by the agreement. For the nine months ended March 31, 2001 and 2000, we paid Gordian approximately $1.6 million and $1.5 million in royalties, respectively. In the event that the Gordian agreement is terminated, we could lose our rights to the intellectual property developed under the Gordian agreement and this might prevent us from marketing some or all of our MSS line of products in the future. Although we believe that other products developed by us using alternative technology can be substituted in the future for the products sold by us using the technology developed by Gordian, there is no guarantee that we will not lose customers and revenues which would harm our business.

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

As a result of recent unfavorable economic conditions and reduced consumer and capital spending, our sales growth has slowed. If the markets into which we sell our products experience recession or other cyclical effects that diminish or delay our customers' networking product expenditures, our operating results would be severely harmed.

     As a result of recent unfavorable economic conditions and reduced consumer and capital spending, our sales growth has slowed. Other sectors in the technology industry have experienced a dramatic decrease in sales, and we could experience similar results. We cannot predict if or when the economy will improve, but if the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we would experience a material adverse impact on our business, operating results and financial condition. In particular, if the markets into which we sell our products experience recession or other cyclical effects that diminish or delay our customers' networking product expenditures, our operating results would be severely harmed.

We and the contract manufacturing facilities we use rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. As a result of this crisis, we may be unable to distribute sufficient quantities of our products, or our distributors may increase the fees they charge us for their services. Any delay in our ability to fulfill our customers' orders would harm our business, and any increase in logistics fees could harm our financial condition.

     In addition, our corporate headquarters are located in California. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our corporate headquarters. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, our operating expenses will likely increase and this could substantially harm our business and results of operations.

The amortization of deferred stock-based compensation will negatively affect our operating results.

     We have recorded deferred stock-based compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred stock-based compensation within stockholders' equity of approximately $7.2 million at March 31, 2001, which is being amortized over the vesting period of the related stock options, which is generally four years. A balance of $7.2 million remains at March 31, 2001 and will be amortized as follows: $732,000 in the remainder of fiscal 2001, $2.8 million in fiscal 2002, $1.8 million in fiscal 2003, $1.4 million in fiscal 2004, $307,000 in fiscal 2005, and $153,000 in fiscal 2006.

     The amount of stock-based compensation in future periods will increase if we continue to grant stock options where the exercise price is less than the estimated fair value of the underlying shares. The amount of stock-based compensation amortization in future periods could decrease if options for which accrued, but unvested compensation has been recorded are forfeited.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

     There has not been any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K for the year ended June 30, 2000.

     Interest Rate Risk. Our exposure to interest rate risk is limited to the exposure related to our cash, cash equivalents, short-term and long-term investments and our credit facilities, which is tied to market interest rates. As of March 31, 2001, we had cash, cash equivalents, short-term and long-term financial investments of $44.1 million, which includes our initial public offering proceeds. This consisted of cash equivalents with original maturities of 90 days or less, short-term investments maturing within twelve months or less and long-term investments maturing after twelve months, both domestically and internationally. We believe our cash, cash equivalents short and long-term investments will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

     Foreign Currency Risk. We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

     Investment Risk. We have invested $2.5 million in two privately held companies, both of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies.

                         PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

     None.

Item 2.   Changes in Securities and Use of Proceeds

     For the nine months ended March 31, 2001, we received net proceeds of $53.7 million. During the nine months ended March 31, 2001, we used $5.2 million of the proceeds for working capital, primarily related to increased inventory levels to support our projected sales increase, higher accounts receivable balances related to increased sales in the last month of Q3 as well as slower payment by some of our U.S. distributors and European customers and increase in other assets of $2.2 million primarily attributable to officer loans related to takes on exercised non-qualified stock options, in the amount of $1.6 million. Additionally, we used $3.2 million for property and equipment purchases.

Item 3.   Defaults upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

  Exhibit
  -------                        Description of Document
  Number                         -----------------------
  ------
 2.1****    Agreement and Plan of Reorganization by and among Lantronix, Inc.,
            USS Acquisition Corporation, United States Software Corporation and
            Donald Dunstan and Diane Dunstan.
 3.2*       Certificate of Incorporation
 3.4*       Bylaws
 4.1**      Form of registrant's common stock certificate.
 10.1**     Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.
 10.2**     1993 Stock Option Plan and forms of agreements thereunder.
 10.3**     1994 Nonstatutory Stock Option Plan and forms of agreements thereunder.
 10.4**     2000 Stock Plan and forms of agreements thereunder.
 10.5**     2000 Employee Stock Purchase Plan.
 10.6**     Form of Warranty.
 10.7*      Employment Agreement between registrant and Frederick Thiel.
 10.8*      Employment Agreement between registrant and Steven Cotton.
 10.9*      Employment Agreement between registrant and Johannes Rietschel.

  Exhibit
  -------                        Description of Document
  Number                         -----------------------
  ------
 10.10***   Lease Agreement between registrant and The Irvine Company.
 10.11**    Loan and Security Agreement between registrant and Silicon Valley
            Bank.
 10.12+**   Research and Development Agreement between registrant and Gordian.
 10.13+**   Distributor Contract between registrant and Tech Data Corporation.
 10.14+**   Distributor Contract between registrant and Ingram Micro Inc.
 10.15***** United States Software Corporation 2000 Stock Plan. 10.16******Agreement and Plan of Reorganization between Registrant, Premise
            Systems, Inc. and certain parties.

---------------
 * Incorporated by reference to the same numbered exhibit previously filed with Lantronix's Registration Statement on Form S-1 (SEC file no. 333-37508) originally filed May 19, 2000.

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

 ***** Incorporated by reference to Exhibit 4.1 of Lantronix's Registration Statement on Form S-8 filed February 2, 2001.

 ****** Incorporated by reference to Exhibit 5.1 previously filed with Lantronix's Report on Form 8-K, originally filed April 5, 2001.

 +   Confidential treatment granted as to portions of this exhibit.

     (b) Reports on Form 8-K

          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, Lantronix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 15th day of May, 2001.


                                          LANTRONIX, INC.


                                          By:    /s/  STEVEN V. COTTON
                                             -----------------------------------
                                                      Steven V. Cotton
                                              Chief Financial Officer and Chief
                                                      Operating Officer