Form 10-K
period 2001-06-30
LANTRONIX INC
filed 2001-09-28
CIK 1114925

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended June 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from         to

                        Commission File Number 333-37508

                                ---------------

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

                                ---------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

           Title of                                     Name of each exchange
          each class                                     on which registered
          ----------                                    ---------------------
         Common Stock                                   Nasdaq National Market

                                ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of September 24, 2001, there were 49,929,300 shares of the company's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Company (based on the closing sale price of such shares on the NASDAQ National market on September 24, 2001) was approximately $146,556,260. Shares of the Company's common stock held by each executive officer, director and holder of five percent or more of the registrant's common stock outstanding as of September 24, 2001 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement for Lantronix, Inc.'s Annual Meeting of Stockholders to be held on November 9, 2001 are incorporated by reference into Part III of this Form 10-K.

   Certain exhibits filed in connection with Lantronix, Inc.'s Registration Statement On Form S-1, originally filed May 19, 2000, and Registration Statement On Form S-1, originally filed June 13, 2001, are incorporated by reference into Part IV of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                LANTRONIX, INC.
                                   FORM 10-K
                        For the Year Ended June 30, 2001

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
                                                  PART 1

ITEM 1.   Business...............................................................................   1

ITEM 2.   Properties.............................................................................  12

ITEM 3.   Legal Proceedings......................................................................  12

ITEM 4.   Submission of Matters to a Vote of Security Holders....................................  12

                                                  PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  13

ITEM 6.   Selected Consolidated Financial Data...................................................  15

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  16

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................  32

ITEM 8.   Financial Statements and Supplementary Data............................................  33

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  33

                                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant.....................................  34

ITEM 11.  Executive Compensation.................................................................  34

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.........................  34

ITEM 13.  Certain Relationships and Related Transactions.........................................  34

                                                  PART IV

ITEM 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K......................  35

                           FORWARD-LOOKING STATEMENTS

   FROM TIME TO TIME, WE MAY PUBLISH STATEMENTS THAT ARE NOT HISTORICAL FACTS BUT ARE FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL DEVELOPMENTS, NEW PRODUCTS, ENGINEERING AND DEVELOPMENT ACTIVITIES AND SIMILAR MATTERS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS "INTENDED," "EXPECTS," "ANTICIPATES" AND "IS (OR ARE) EXPECTED (OR ANTICIPATED)." THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS CONCERNING INDUSTRY TRENDS, ANTICIPATED DEMAND FOR OUR PRODUCTS, OUR STRATEGY, THE FUTURE BENEFITS OF RECENT ACQUISITIONS, INCLUDING THE BENEFITS OF USING THE TECHNOLOGY DEVELOPED BY THE COMPANIES WE ACQUIRE IN OUR EXISTING PRODUCT LINE AND THE POSSIBLE SALES OF OUR PRODUCTS TO THE ACQUIRED COMPANIES' EXISTING CUSTOMERS, THE POSSIBILITY OF FUTURE INVESTMENTS OR ACQUISITIONS, FUTURE CUSTOMER AND SALES DEVELOPMENTS, MANUFACTURING FORECASTS, INCLUDING THE POTENTIAL BENEFITS OF TWO OF OUR CONTRACT MANUFACTURERS SOURCING AND SUPPLYING RAW MATERIALS, COMPONENTS AND INTEGRATED CIRCUITS, THE POSSIBILITY OF AN EXPANDING ROLE FOR ORIGINAL EQUIPMENT MANUFACTURERS IN OUR BUSINESS, THE FUTURE COST AND POTENTIAL BENEFITS OF OUR RESEARCH AND DEVELOPMENT EFFORTS, AND LIQUIDITY AND CASH RESOURCES FORECASTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND OUR STOCKHOLDERS WE SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-K, INCLUDING FACTORS THAT MAY AFFECT FUTURE RESULTS. WE MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE FROM TIME TO TIME BY US OR ON OUR BEHALF.

                                     PART I

ITEM 1. BUSINESS

Overview

   Lantronix designs, develops and markets network hardware and software solutions that enable network connectivity and system management for a broad range of devices and equipment. Our products enable almost any electronic device to be accessed, managed, controlled, and configured over the Internet or other networks using standard protocols for connectivity, including fiber optic, Ethernet and wireless. Our hardware, which includes external and embedded Device Servers, such as Multiport Device Servers, are fully integrated systems that contain memory, processors, operating systems, software applications and communication ports. Our software includes an open standards-based operating system, proprietary protocol stacks which manage complex data and tasks, and applications that can operate with our Device Servers and our customers' existing hardware. Users of our products can gain instant access to critical information, manage devices in real-time and manage and control devices over the Internet or other networks. We have grown our business through internal product development and strategic acquisitions to provide a broad suite of network-enabling solutions and system management products. Our solutions provide network connectivity and system management capabilities to multiple market segments, including industrial, commercial, retail, and building and home automation. Our technology is used with devices such as networking routers, medical instruments, manufacturing equipment, bar code scanners, building HVAC systems, elevators, process control equipment, vending machines, thermostats, security cameras, temperature sensors, card readers and point of sale terminals. We sell our products directly to end-users and through multiple channels including OEMs, systems integrators, distributors and VARs and to a wide variety of end-markets, including industrial, automation, healthcare, security/access control, retail/point of sale, commercial/information technology and telecommunications.

   We were initially formed as "Lantronix," a California corporation, in June 1989. We reincorporated as a Delaware corporation in May 2000.

Industry Background and Trends

   Key functions in a variety of applications are managed by closed control systems of varying complexity. The devices found in closed control systems may perform relatively simple tasks such as the operation of in-room lighting or more complex functions such as the coordination of minute operations of manufacturing equipment operating on an automobile factory floor. Some control systems rely upon the logic capabilities of a microprocessor in order to enhance the effectiveness of the devices within the closed control system. For example, a closed control system containing a microprocessor may be used in an office building to manage such functions as HVAC, elevators, fire detection equipment, lighting, security and access control. Other devices lack a microprocessor, but remain capable of being controlled by remote input. An example of such a device is the actuator of an electronic door.

   Networking technology can expand the utility of existing closed control systems and other devices. For example, network-enabling technology allows for the extension of direct control beyond the perimeter of the original closed control system. Network connectivity can enable an automotive manufacturer to access and examine the inventory level of manufacturing components to determine the demand, timing and quantity of new materials remotely from any location in the world. The immediate access to information provided by the network allows the manufacturer to lower its component carrying costs by managing demand in real time. In addition, the manufacturer can monitor the performance, downtime, maintenance and scheduling of future production. Network connectivity increases the speed, efficiency and accuracy with which information can be shared and used.

   The continued adoption and evolution of networking technology has largely been driven by economic considerations. For example, an owner/operator of manufacturing equipment with a high replacement cost may be unwilling to replace the existing equipment in favor of a networked replacement provided by the manufacturer due to the high incremental replacement cost required to gain the functionality of a networked product. However, an equipment operator may be willing to add network connectivity to the equipment if it can be added incrementally at a reasonable cost and if it will not require the replacement of the existing equipment. In this case, external networking equipment can provide connectivity to devices that could derive a benefit from a network connection, but were not originally designed for networking capabilities. We believe in most cases network connectivity supplied by an external device will eventually give way to an embedded solution, and the networking capability will be designed into the equipment's control system. Embedded networking devices will be designed into future generations of this equipment by the OEM as network connectivity initially represents a point of differentiation and eventually becomes a standard product feature within the particular industry.

   We believe that demand is increasing for technology that delivers network connectivity to closed control systems and other devices. Many of the available technologies today require significant investments in hardware and require special installation or are based on closed, or proprietary, standards and software. We believe that users of networking connectivity products generally prefer highly integrated, open, standards-based systems that provide reliable, real-time network connectivity.

The Lantronix Solution

   We are a leading provider of hardware and software solutions that enable network connectivity and system management for a broad range of devices and equipment. Our Device Servers and software products enable almost any electronic device to be accessed, managed, controlled, reprogrammed and configured or reconfigured over the Internet and other networks using standard protocols for connectivity, including fiber optic, Ethernet and wireless. We offer a broad range of products for various currently installed devices that lack built-in network functionality or system management capability. Our products are designed to offer network connectivity and system management to many of these devices at a fraction of the cost of replacing the existing equipment or wiring each device to a conventional PC that would act as a gateway to the network. We also offer products that are used by OEMs to network-enable their current and future product lines. Because our products are based on open standards, OEMs can avoid some potentially complicated hardware and software integration issues and can network-enable their products quickly and seamlessly.

   Our products can be segmented into three major categories: external Device Servers, embedded Device Servers and software. Our software operating system, protocol stacks and applications have been developed for use with our device server products or with existing networking devices. Our external Device Servers, which include multiport servers, software operating systems, protocol stacks and applications, are often used to open network connectivity and bring system management capability to electronic devices within an existing closed network. Our embedded products and software are designed into new electronic devices by OEMs. By offering multiple product lines, we allow manufacturers to uniformly connect the end-users' new and existing equipment and offer a broad system management solution.

   We believe our networking and system management products enable our customers and end-users to compete more effectively by allowing them to expand the number of networked devices and increase the utility of their existing network. We provide distributed intelligence across a network rather than closed systems requiring one or more dedicated servers. In this way, we believe our customers and end-users can improve their business models by automating tasks previously performed by human resources, thereby increasing control and creating cost efficiencies. Our networking products have been deployed in many markets, including industrial automation, healthcare, security access/control, retail/point of sale, commercial/information technology, and telecommunications. We believe our products offer end-users and manufacturers the following key advantages:

  . Fully Integrated Solution. Our Device Server technology includes fully integrated hardware, firmware, protocols, application software and a real-time operating system. We believe our solution enables OEMs to quickly integrate the products they manufacture and significantly reducing their time-to-market. In addition, our technology is based on widely accepted industry standards, which we believe will provide Internet and other network compatibility today and in the future. We design our products and train our customer support personnel in order to facilitate full integration of our networking products with our customers' new and existing equipment and systems.

  . Open Standards-Based Architecture. We have an open architecture that enables our products to be compatible and interoperable with a variety of devices manufactured by different OEMs and across different platforms. Unlike products that use a proprietary system, we believe our Device Servers are flexible and easily facilitate communication between devices with various architectures. In addition, our open architecture gives our customers the ability to modify and customize our products. For example, we offer our customers a development environment we call our Software Developers Kit that allows them to customize our products with the commonly used "C" programming language. We offer a variety of support programs to assist our customers in developing these custom applications.

  . Remote Real-Time Communication. By enabling our end-users to manage devices in real-time from a remote location, our Device Server Technology can significantly reduce labor costs and eliminate the need for expensive gateways and redundant wiring. For example, the restaurant industry has traditionally used a point of sale system that communicates to an internal database which in turn communicates to a manager at a remote site for inventory and procurement review. Our remote solution could simplify this process by continuously communicating data directly from the restaurant point of sale devices to the restaurant's suppliers and food distributors, and order supplies as needed, thereby reducing the costs in a restaurant's procurement chain. Our remote real-time solution is also used for out-of-band management which enables our customers to access, manage and control networking equipment through an alternative port when they are unable to access their device when their network goes down.

  . Improved Reliability. Our Device Servers contain a built-in web server and software, operate independently and do not rely on a centrally located gateway or server. We believe that this distributed intelligence of our Device Server Technology improves the reliability and up-time of the network. In addition, by using its built-in processor power, our Device Server Technology has the capability of tracking the status of the electronic device and can report early detection of problems.

Our Strategy

   Our objective is to be the leading global provider of network-enabling technology and system management solutions. The following elements are central to our strategy:

  .  Extend Existing Customer Relationships to Expand Future Revenue
     Streams. We intend to extend our existing customer relationships by providing network-enabling and system management solutions for a greater percentage of the products and services our customers currently offer, and also by providing connectivity and system management solutions for our customers' new products and services. For example, our customers include many OEMs that develop products in a wide variety of industries. To the extent that we provide Device Server Technology solutions for an OEM within a specific industry, we expect to be able to provide similar solutions in the other industries that the OEM services. In addition, as demand for real-time connectivity continues to grow, we believe our customers will increasingly demand highly integrated embedded networking solutions for their new products. We plan to migrate current customers of our external solutions to our cost-effective, highly integrated embedded solutions. We expect to be able to grow with our customers by providing continually enhanced embedded networking technology and system management solutions to better suit our customers' needs.

  . Target Strategic Acquisitions and Investments. We plan to continue to make strategic acquisitions of and investments in companies and key technologies which we believe will have synergistic benefits with our existing technology and product offerings. In October 1998, we acquired ProNet GmbH, which increased our industrial application Device Server product offerings. In December 2000, we acquired United States Software Corporation, or USSC, which extended our product offerings into embedded logic software products and enhanced our direct sales channel. In June 2001, we acquired Lightwave Communications, Inc., or Lightwave, which augmented our console management product line. We expect to continue to enter into alliances, make equity investments and complete acquisitions of companies and technologies in order to grow our business. In March 2001, we made a cash investment in Premise Systems, a developer of client-side applications. We believe Premise Systems may develop software applications that enhance the ability of our networking products. In September 2001, we entered into definitive agreements with Synergetic Micro Systems, Incorporated, or Synergetic, a provider of embedded network communications solutions, in which we agreed to acquire all of the outstanding capital stock of Synergetic, and to assume each outstanding option to acquire Synergetic common stock. The acquisition is subject to the receipt of approval by no less than 90% of the Synergetic shareholders and other customary conditions. We believe this strategy will enable us to increase our market share, expand our product offering and gain access to larger product and customer bases and cross sell our products. In September 2001, we purchased a convertible promissory note from Xanboo Inc. in the principal amount of $1.5 million. The note has a ten year maturity and will automatically convert into the next round of equity securities of Xanboo that raises at least $5.0 million. In addition, from time to time we will make strategic investments in companies that we believe complement or expand our existing business.

  . Develop New Products and Services. We intend to invest in our research and development efforts to develop additional cost-efficient network-enabling and system management solutions, and other technologies, in order to meet evolving customer needs. We believe that we have substantial expertise in developing network-enabling technology and system management products, and we intend to use this expertise to continue to deliver products with high-functionality at competitive prices.

  . Acquire New Customers. We plan to continue to acquire new customers and develop additional relationships with OEMs, VARs and system integrators that are leaders in our targeted industry markets. Currently we have relationships with approximately 1,300 customers. We will seek to strengthen and expand our relationships as well as aggressively increase our customer base by penetrating new markets and providing timely, cost-effective networking solutions and customer service.

  . Leverage our Application Expertise. We have substantial experience in developing Device Server application solutions, and have developed software applications that can be used across our product lines to serve our customers' diverse needs. As we further penetrate our target markets, we intend to continue to develop and refine our software applications, providing us with a growing base of sophisticated software to help develop new device applications.

Recent Acquisitions and Investments

   We have completed two acquisitions since our initial public offering in August 2000 that have expanded our range of products and customers and announced two potential acquisitions and one equity investment as described below:

   United States Software Corporation. In December 2000, we completed the acquisition of USSC, a developer of a software operating system, protocol stacks and an application development environment for embedded technology. The total purchase price consisted of $2.5 million in cash and 653,846 shares of our common stock. In addition, we assumed options to acquire 133,333 shares of our common stock at a weighted average exercise price of $1.00 per share. USSC provides an open standards-based operating system and supports a variety of processors. USSC technology enables us to sell products directly to OEMs, systems integrators and other users who already have existing network connectivity devices but lack the key elements to provide system management solutions. We believe the acquisition of USSC helps expand our product offering and enables us to provide USSC and our customers' customers with an integrated software and hardware embedded solution.

   Lightwave Communications. In June 2001, we completed the acquisition of Lightwave, a developer of console management products. The purchase price includes 3,428,571 shares of common stock and $12.0 million in cash. In addition, we assumed options issued to employees to acquire 870,513 shares of our common stock at a weighted average exercise price of $3.67 per share. We also paid off approximately $6.7 million of debt to a creditor of Lightwave. Lightwave develops and markets a variety of console management products including keyboard, video and mouse, or KVM, switches and multiport management devices. The Lightwave KVM switch allows a single keyboard, monitor and mouse to be switched among multiple workstations providing immediate access to each workstation from a single location. The Company's console management products allow remote access to a variety of equipment that often exists in a redundant scheme, including workstations, servers and networking equipment, as if the user were physically at the remote site where the equipment is aggregated. The benefits of the Lightwave products include reduced costs to access, manage and upgrade remote equipment through a secure and fail-safe networked system. We believe we will be able to sell our Multiport Device Server products to Lightwave customers.

   Premise Systems. In March 2001, we purchased 283,476 shares of Series A Preferred Stock of Premise Systems, Inc., or approximately 19.9% of their capital stock, for an aggregate purchase price of $2.0 million. Premise
Systems is a developer of client-side software applications. We believe
Premise Systems may develop software that will enhance the utility of our networking products. At the same time we entered into an agreement in which we agreed to acquire all of the remaining equity securities of Premise Systems upon their first bona fide shipment of building automation software. If this were not to occur prior to March 21, 2002, neither we nor Premise Systems would be obligated to consummate the merger. This milestone has not been met as of the date of this filing, and we cannot predict at this time when or whether the acquisition would be completed. In the event we do acquire Premise Systems, we will be obligated to issue up to 1,150,000 shares of our common stock.

   Synergetic Micro Systems. In September 2001, we entered into definitive agreements with Synergetic, a provider of embedded network communications solutions, in which we agreed to acquire all of the outstanding capital stock of Synergetic, and to assume each outstanding option to acquire Synergetic common stock. The acquisition is subject to the receipt of approval by no less than 90% of the Synergetic shareholders and other customary conditions. The purchase price that we would pay to the Synergetic shareholders depends upon the "average trading price" of our common stock, with average trading price defined as the average of the closing prices of a share of our common stock, as reported on The Nasdaq Stock Market, for the ten business day period ending on the fourth business day prior to the closing of the acquisition.

  . If this average trading price is less than or equal to $9.925 and greater than or equal to $5.955, we will pay the Synergetic shareholders an aggregate of $3,100,000 in cash and $13,200,000 in value of unregistered shares of our common stock, valued using the average trading price.

  . If the average trading price of our common stock is greater than $9.925, we will pay the Synergetic shareholders an aggregate of $3,100,000 in cash and 1,329,975 shares of common stock.

  . If the average trading price of our common stock is less than $5.955, we would pay the Synergetic shareholders an aggregate of $3,100,000 in cash and 2,216,625 shares of common stock, except to the extent the value of the aggregate cash payment to the Synergetic shareholders is greater than one-fourth of the value of the shares of the common stock to which they are entitled (valued at the average trading price), the cash payment shall be reduced by $5.955 and the shares of our common stock being issued shall be increased by one share successively until the cash equals one-fourth of the value of the common stock (valued at the average trading price). The shifting of consideration from cash into common stock is designed to comply with certain federal income tax provisions governing corporate reorganizations.

   In addition, if the merger closes, the stock options we assume will become exercisable for our common stock and will have an exercise price likely to be less than the then fair market value of our stock. We will not be able to determine the exact number of our shares that will be issuable upon the exercise of these options, nor the exercise price of such options until shortly before the merger closes. We expect Synergetic would expand the capabilities of our embedded products.

   Other equity investments. From time to time we will make strategic investments in companies that we believe complement or expand our existing business. For example, in September 2001, we purchased a convertible promissory note from Xanboo Inc. in the principal amount of $1.5 million. The note has a ten year maturity and will automatically convert into the next round of equity securities of Xanboo that raises at least $5 million. If Xanboo does not complete such a financing prior to February 1, 2002, we can convert the note into a newly created series of preferred stock. We are considering investing additional money in this company as well as other companies.

Products

   We develop, market and support a variety of versatile, turnkey hardware and software products that enable electronic devices to be connected over the Internet or other networks. Our connectivity solutions are currently deployed in industrial automation, healthcare, security access/control, retail/point of sale, commercial/information technology, and telecommunication markets. Our products are based on our integrated, open architecture Device Server technology.

                          Net Revenues for
                             Year Ended
                           June 30, 2001   Primary Product
 Product Family              (millions)    Function                  Products
 --------------           ---------------- ---------------           --------
 Device Servers                $35.8       Enable almost any         External and embedded
  (including software)                     electronic device to      CoBox,MSS and UDS
                                           become network-enabled,   products. VoiceOver IP,
                                           allowing the user to      TCP/IP, RTOS, and File
                                           control the device by     System software
                                           way of the Internet       packages.
                                           using a wide range of
                                           network protocols.

 Multiport Device Servers      $15.8       Enable multiple devices   ETS and LRS products.
  (including software)                     to become network-
                                           enabled, allowing the
                                           user to control the
                                           devices by way of the
                                           Internet using a wide
                                           range of network
                                           protocols.

 Print Servers and Other       $ 3.6       Allow multiple users to   EPS, MPS and LPS
                                           share printers anywhere   products.
                                           on an Ethernet network
                                           using a wide range of
                                           network protocols.

   Financial Accounting Standards Board ("FASB") Statement No. 131, Disclosures about Segments of an Enterprise and Related Information about operating segments in annual consolidated financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in one segment, networking and Internet connectivity.

 Device Servers and Multiport Device Servers

   We produce a wide variety of device servers. Both our Device Servers and our Multiport Device Servers enable almost any electronic device to become network-enabled, allowing the user to control the device by way of the Internet or other networks. Our products range from our MSS, UDS and CoBox lines of single and dual-port Device Servers, in sizes as small as a matchbook, to our ETS line of rackmount and tabletop Multiport Device Servers to our VoiceOver IP, TCP/IP, RTOS and File System software packages.

   Device Servers. Originally our Device Servers were designed using our Micro Serial Server or MSS architecture. In 1998, we acquired ProNet GmbH, a supplier of industrial applications and device servers. Using the acquired proprietary CoBox architecture, we introduced a board-level Device Server, which gives OEMs a quick and compatible way to embed open standards-based Internet capability and computing power into almost any electronic device. We also provide Device Servers for the industrial automation market, which are available in industry-standard DIN Rail form factors, with support for traditional industrial communications protocols including Modbus and SECS. We recently announced a line of Device Servers based on our new DSTni chip, which is a single chip solution providing the key elements of network connectivity in a semiconductor. The DSTni chip is currently in beta testing. Device Servers are easy to manage using any standard web browser, due to a built-in HTTP server and Java management program.

   Multiport Device Servers. We offer a broad line of Multiport Device Servers, which are specialized devices that can network multiple devices while operating independent of any proprietary host and supporting virtually every standard networking protocol. These devices assist in maintaining network integrity and effectiveness by providing remote monitoring and control over networked equipment.

   Software. Our software supports our hardware platform and includes a standards-based operating system that includes protocol stacks, device drivers and application protocol interfaces. The acquisition of USSC expanded our ability to be used on multiple CPUs. It also provided us a product offering with a TRON API, or application protocol interface, and other standard-based protocols that are used extensively in the Japanese consumer and industrial electronics market an is currently being sold separate for our hardware solution.

Non-Core Products

   Print Servers and Other. We also sell connectivity peripherals that our customers may request in conjunction with our Device Servers, Multiport Device Servers and Print Server products. We offer our MPS, LPS and EPS line of print servers, which enable multiple users to share printers anywhere on a Ethernet network using a wide range of network protocols. Our EPS product line supports TCP/IP, IPX, AppleTalk, and LAT protocols. Within the individual EPS products, additional protocols are supported. Our MPS and LPS product lines support TCP/IP, IPX, NetBIOS/NETBEUI and LAT. In addition, our MPS product line supports AppleTalk.

Customers

   Our network-enabling and system management technologies have a broad range of applications across a variety of markets, including telecommunication, industrial automation, healthcare, security/access control, retail/point of sales and commercial/information technologies. We primarily service these markets by selling our products directly to OEMs, and end-users or indirectly through channel partners such as distributors, VARs and systems integrators.

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

   See those sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in Part II of this Form 10-K and Note 8 to the Notes to Consolidated Financial Statements for information regarding the geographic distribution of our revenue for the years ended June 30, 2001, 2000 and 1999 and information regarding each customer whose sales constitute 10% or more of our consolidated net revenues. Substantially all of the Company's long-lived assets are located in the United States. See those sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in Part II of this Form 10-K and Note 3 to the Notes to Consolidated Financial Statements for information regarding our assets.

Sales and Marketing

   We maintain regional sales offices in Irvine, California; Milford, Connecticut; Hillsboro, Oregon; Switzerland and Singapore. Additionally, we have local sales offices in France, Germany, Netherlands, the United Kingdom and the United States. Our sales and marketing force consists of 118 professionals as of June 30, 2001, and 74 professionals located worldwide as of June 30, 2000. Since we believe that our networking products have application in a broad variety of end markets and geographies, we have aggressively expanded our sales force to pursue these opportunities. We supplement our sales effort with marketing activities designed to build our brand name and promote product awareness. These activities include magazine and online advertising, public relations efforts and targeted mailings. We also participate in trade shows and industry gatherings.

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

   We currently outsource all of our product manufacturing to multiple contract manufacturers. Our manufacturing is performed on a purchase order basis and the manufacturers are not contractually obligated to accept our manufacturing requests or deliver our requests within our desired schedules.

   Historically, we have supplied our own raw materials to our contract manufacturers and testing is performed by the manufacturer using test equipment we supply to them. Recently, we have implemented a new manufacturing strategy with two of our contract manufacturers. Under these agreements, the manufacturer sources and supplies raw materials, components and integrated circuits in accordance with our pre-determined specifications and forecasts. We believe that this arrangement will decrease our working capital requirements, allow us to re-deploy procurement personnel and provide us with better raw material and component pricing, which may enhance our gross and operating margins. We expect the volume of our business under this new manufacturing strategy to increase over time. We buy some of our integrated circuits from sole sources of supplies. We also employ quality control personnel who visit our contract manufacturers' sites at regular intervals and independently test our products. Please see "Risk Factors" for a discussion of the risks associated with manufacturing.

Research and Development

   Our research and development efforts are focused on the development of technology and products that will enhance our position in our markets. We employed 51 people in our research and development organization as of June 30, 2001, and 28 people as of June 30, 2000. Our research and development expenses were $4.5 million (excluding $2.6 million of acquired in-process research and development) for the year ended June 30, 2001, $3.2 million for the year ended June 30, 2000 and $2.6 million for the year ended June 30, 1999.

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

Competition

   The markets in which we compete are competitive and we expect competition to intensify in the future. Our current and potential competitors include the following:

  . companies with network-enabling technologies, such as Avocent, Echelon, JUMPtec, Moxa and Windriver;

  .  companies in the automation industries, such as Schneider and Siemens;
     and

  . companies with significant networking expertise and research and development resources, including Cisco Systems, IBM, Lucent
     Technologies.

   The principal competitive factors that affect the market for our products are:

  . product quality, technological innovation, compatibility with standards and protocols, reliability, functionality, ease of use, and compatibility; and

  . price of our products; and potential customers' awareness and perception of our products as well as network-enabling technologies.

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

Intellectual Property Rights

   We have developed proprietary methodologies, tools, processes and software in connection with delivering our services. We rely on a combination of copyright, trademark, trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses to establish and protect our proprietary rights. As of June 30, 2001, we have had no patents issued in the United States and one patent issued in Germany. We do not rely on patents to protect our proprietary rights.

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

   In July 2001, Digi International, Inc. filed a lawsuit against us alleging that our Multiport Device Servers, specifically our ETS line of products, when coupled with our Comm Port Redirector software infringe a patent held by Digi. We believe we have meritorious defenses to Digi's lawsuit and we intend to vigorously defend our position in the appropriate venue. See Risk Factors--We might become involved and are currently involved in litigation over proprietary rights, which could be costly and time consuming.

Limitations on Our Rights to Intellectual Property

   Gordian, Inc. has developed certain intellectual property used in our Micro Serial Server line of products. These products represented and continue to represent a significant portion of our net revenues. Under the terms of an agreement dated February 29, 1989, Gordian owns the rights to the intellectual property developed by it under the agreement, but has agreed that for the term of the agreement it will not develop products for any other party, which will directly compete with a product Gordian developed for us. The agreement with Gordian currently provides that we are required to pay royalties in relation to gross margin of products sold under the agreement. For the years ended June 30, 2001, 2000 and 1999, we paid Gordian approximately $2.2 million, $2.2 million and $2.0 million for royalties, respectively. Our agreement with Gordian terminates at the end of the sales life of the product. The agreement may also be terminated by either party upon 30 days notice or under other specified conditions. In the event that the Gordian agreement is terminated, we may lose our rights to the intellectual property developed under the Gordian agreement and this might prevent us from marketing some or all of our MSS line of products in the future. Although we believe that other products developed by us using alternative technology can be substituted in the future for the products sold by us using the technology developed by Gordian, Inc., in the event our agreement with Gordian, Inc. is terminated, we might lose customers and net revenues and if this were to occur it would harm our business.

United States and Foreign Government Regulation

   Many of our products and the industries in which they are used are subject to federal, state or local regulation in the United States. In addition, our products are exported and nine of our wholly-owned subsidiaries are incorporated outside of the United States. Therefore, we are subject to the regulation of foreign governments. For example, wireless communication is highly regulated in both the United States and elsewhere. Our products currently employ encryption technology. The export of encryption software is restricted. We cannot assure you that these or other existing law or regulation, will not adversely affect us. In addition, future regulation could adversely affect our business, operating results and financial condition.

Employees

   As of June 30, 2001, we had 264 full-time employees. As of that date, we had 51 employees in research and development, 118 in sales and marketing department, 39 in operations department and 56 general and administrative employees. We have not experienced any work stoppages and we believe that our relationship with our employees is good. None of our employees are currently represented by a labor union.

Executive Officers of the Registrant

   The following table and notes set forth information about our executive officers as of September 28, 2001:

Name                   Age Position(s)
----                   --- ---------------------------------------------------
Frederick G. Thiel      40 President and Chief Executive Officer
Steven V. Cotton        38 Chief Financial Officer and Chief Operating Officer
Johannes G. Rietschel   38 Chief Technology Officer

   Frederick G. Thiel has served as our President and Chief Executive Officer since April 1998, and was appointed as a director in August 2000. From July 1996 to April 1998, Mr. Thiel served as a Corporate Vice President, Marketing and General Manager, Storage Division for CMD Technology, a developer of RAID storage controllers. From June 1994 to March 1996, Mr. Thiel was with Standard Microsystem Corporation, a manufacturer of networking technology, as the Director of Worldwide Marketing from January 1996 to March 1996, and as the Director of Product Marketing from June 1994 to January 1996. Mr. Thiel also serves as a director for Patriot Scientific Corporation, a provider of data communications products.

   Steven V. Cotton has served as our Chief Financial Officer and Chief Operating Officer since December 1999. From August 1996 to December 1999, Mr. Cotton served as the Chief Financial Officer and Chief Operating Officer at M2 Automotive, an automotive repair business. From August 1991 to August 1996, Mr. Cotton was a Senior Vice President and Chief Financial Officer at Panda Management Company, a restaurant management business.

   Johannes G. Rietschel has served as our Chief Technology Officer since January 1999. From December 1987 to December 1998, Mr. Rietschel served as the President and Chief Executive Officer of ProNet GmbH which we acquired in October 1998. Mr. Rietschel serves on the board of directors of ICARO Software GmbH, a software solutions company, and IZY Communications, Inc.

ITEM 2. PROPERTIES

   Our headquarters are located in a leased facility in Irvine, California consisting of approximately 51,000 square feet. The lease for this facility expires in July 2005. The headquarters of Lightwave are located in a leased facility in Milford, Connecticut consisting of approximately 50,000 square feet. We are currently leasing the property on a month-to-month basis. Pursuant to a letter agreement with the owners of the property, we are currently negotiating a 15-year lease. The headquarters of USSC are located in a leased facility in Hillsboro, Oregon consisting of approximately 10,700 square feet. The lease for this facility expires on August 31, 2005.

   Lantronix International AG Switzerland, which is our wholly owned subsidiary, operates out of a leased office in Cham, Switzerland. We also lease a research and development facility in Germany and sales offices in Germany and the Netherlands. We recently leased office space in Singapore which is used to support our Asia Pacific Region sales efforts.

   We consider the above facilities suitable to meet our requirements.

ITEM 3. LEGAL PROCEEDINGS

   On July 3, 2001, Digi International, Inc., filed a complaint in the United States District Court for the district of Minnesota claiming patent infringement and alleging that certain of Lantronix's Multiport Device Servers, including the ETS line of products, when coupled with a device driver called the Comm Port Redirector Software, infringe upon U.S. Patent No. 6,047,319 owned by Digi. Digi alleges that Lantronix has willfully and intentionally infringed Digi's patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorneys fees, interest and costs. On August 17, 2001, Lantronix filed its answer to the complaint, asserting affirmative defenses, and counterclaiming for a declaratory judgment that the patent in issue is invalid. Lantronix believes that a pre-trial conference will take place before November 30, 2001, however, to date, discovery has not begun and a trial date has not been set. Based on the facts known to date, Lantronix believes that the claims are without merit and intends to vigorously defend this suit.

   From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial position, operating results or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

   Lantronix's common stock has been traded on the National Association of Securities Dealers Automated Quote system ("NASDAQ") under the symbol "LTRX" since August 4, 2000. The number of record holders of the Company's common stock as of September 21, 2001 was approximately 49,928,832. The following table sets forth, for the period indicated, the high and low per share closing prices for our common stock:

     Fiscal Year 2001                                                High   Low
     ----------------                                               ------ -----
     First Quarter................................................. $10.75 $6.75
     Second Quarter................................................ $ 8.75 $4.69
     Third Quarter................................................. $ 9.25 $4.50
     Fourth Quarter................................................ $10.30 $5.06

Dividend Policy

   We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we intend to retain any future earnings for use in the expansion of our business and for general corporate purposes.

Recent Sales of Unregistered Securities

   Lantronix has issued and sold the following unregistered securities since July 1, 2000:

   In July 2000, we issued and sold an aggregate of 10,000 shares of our common stock for an aggregate purchase price of $1,580.00 to an employee.

   In July 2000, we issued and sold an aggregate of 2,400 shares of our common stock for an aggregate purchase price of $456.00 to an employee.

   In July 2000, we issued and sold an aggregate of 3,075 shares of our common stock for an aggregate purchase price of $553.50 to an employee.

   In August 2000, we issued and sold an aggregate of 1,090 shares of our common stock for an aggregate purchase price of $207.00 to an employee.

   In December 2000, we issued an aggregate of 653,846 shares of our common stock to the former stockholders of USSC in connection with our purchase of the capital stock of USSC.

   In June 2001, we issued an aggregate of 3,428,571 shares of our common stock to the former stockholders of Lightwave in connection with our purchase of the capital stock of Lightwave.

   The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or, with respect to issuances to employees and consultants, Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. All recipients either received adequate information about Lantronix or had adequate access to, through their relationships with Lantronix, such information. There were no underwritten offerings employed in connection with any of the transactions set forth above.

Use of Proceeds

   In August 2000, we completed our initial public offering of 6,000,000 shares of our common stock, including an underwriter's over-allotment option to purchase an additional 900,000 shares from two selling stockholders, at an offering price of $10.00 per share. We received net aggregate proceeds of approximately $53.7 million after deducting underwriters' commissions and fees and other costs of $6.3 million.

   In July 2001, we completed a public offering of 9,200,000 shares of our common stock, including an underwriter's over-allotment option to purchase an additional 1,200,000 shares, at an offering price of $8.00 per share. We sold 6,000,000 shares and selling shareholders sold 2,000,000 shares of the primary offering. Additionally, we sold 400,500 shares and selling shareholders sold 133,500 shares of the over-allotment option. We received net aggregate proceeds of approximately $47.8 million after deducting underwriting discounts, commissions and offering costs.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below. The consolidated statements of operations data for the years ended June 30, 2001, 2000 and 1999 and the balance sheet data as of June 30, 2001 and 2000, are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended June 30, 1998 and 1997, and the balance sheet data as of June 30, 1999, 1998 and 1997, are derived from the audited consolidated financial statements not included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for future periods.

                                            Year ended June 30,
                                  --------------------------------------------
                                    2001     2000     1999     1998     1997
                                  --------  -------  -------  -------  -------
                                   (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Net revenues....................  $ 55,198  $44,975  $32,980  $28,300  $30,680
Cost of revenues................    26,582   21,500   16,824   16,812   20,430
                                  --------  -------  -------  -------  -------
Gross profit....................    28,616   23,475   16,156   11,488   10,250
                                  --------  -------  -------  -------  -------

Operating expenses:
  Selling, general and
   administrative...............    23,998   16,744    9,173    7,857    7,455
  Research and development......     4,478    3,186    2,615    1,770    2,471
  Stock-based compensation......     3,106    1,119      --       --       --
  Amortization of goodwill......       800      --       --       --       --
  Amortization of purchased
   intangible assets............       690      813      595      --       --
  In-process research and
   development..................     2,596      --       --       --       --
                                  --------  -------  -------  -------  -------
    Total operating expenses....    35,668   21,862   12,383    9,627    9,926
                                  --------  -------  -------  -------  -------
Income (loss) from operations...    (7,052)   1,613    3,773    1,861      324
Minority interest...............       --       (49)     (30)     --       --
Interest income (expense), net..     2,182      187      151       (5)    (168)
Other income (expense), net.....      (167)     (47)     (10)       1        9
                                  --------  -------  -------  -------  -------
Income (loss) before income
 taxes..........................    (5,037)   1,704    3,884    1,857      165
Provision (benefit) for income
 taxes..........................      (662)     649    1,098      554      (37)
                                  --------  -------  -------  -------  -------
Net income (loss)...............  $ (4,375) $ 1,055  $ 2,786  $ 1,303  $   202
                                  ========  =======  =======  =======  =======
Basic earnings (loss) per
 share..........................  $  (0.12) $  0.04  $  0.10  $  0.05  $  0.01
Diluted earnings (loss) per
 share..........................     (0.12)    0.03     0.10     0.05     0.01
Weighted average shares basic...    36,946   29,274   26,977   25,207   25,128
Weighted average shares
 diluted........................    36,946   34,178   28,880   25,443   25,427

                                               As of June 30,
                                  --------------------------------------------
                                    2001     2000     1999     1998     1997
                                  --------  -------  -------  -------  -------
Consolidated Balance Sheet Data:
Cash and cash equivalents.......  $ 15,367  $ 1,988  $ 5,833  $ 1,759  $   173
Short-term investments..........     1,973      --       --       --       --
Working capital.................    40,433   11,042    8,109    6,327    4,812
Goodwill and other purchased
 intangible assets, net ........    55,601      586    1,399      --       --
Total assets....................   119,544   20,210   17,292    9,800    9,570
Retained earnings...............     4,052    8,427    7,372    4,586    3,284
Total stockholders' equity......   102,966   12,547   10,312    6,928    5,624

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

Overview

   Lantronix designs network-enabling and system management solutions consisting of hardware and software that permit almost any electronic device to be accessed, managed and controlled over the Internet, Intranets or other networks. Since our inception in 1989, we have developed an array of network-enabling products including external Device Servers, embedded Device Servers, Multiport Device Servers, Print Servers and other products. Beginning in fiscal year 1999, we began to experience an increase in sales of our Device Servers reflecting our focus on this higher margin product line. At the same time, we began to experience a decline in sales of Print Server and other products as we shifted resources to our Device Server business, which we believe represents a greater opportunity for long-term growth. We believe sales in our Device Server business will continue to represent an increasing percentage of our net revenues in the future. Our strategy for continuing to increase sales of our Device Server product line involves a two-fold approach. First, we intend to substantially increase our research and development expenditures over the next two years to enhance our Device Server product line and develop new products. Second, we intend to grow our Device Server business through strategic acquisitions, investments and partnerships, which we believe will support our product lines and allow us to secure additional intellectual property, increase our customer base and provide access to new markets.

   Our products are sold to OEMs, VARs, systems integrators and distributors, as well as directly to end-users. One of our distributors, Ingram Micro, accounted for 15.1% of our net revenues for the year ended June 30, 2001, 12.8% of our net revenues for the year ended June 30, 2000 and 15.5% for the year ended June 30, 1999. Another distributor, Tech Data, accounted for 9.2% of our net revenues for the year ended June 30, 2001, 12.0% of our net revenues for the year ended June 30, 2000 and 11.5% for the year ended June 30, 1999. transtec AG, an international OEM and related party due to common ownership by our major stockholder, accounted for 11.2% of our net revenues for the year ended June 30, 2001, 7.2% of our net revenues for the year ended June 30, 2000 and 11.4% for the year ended June 30, 1999.

   In October 1998, we acquired ProNet GmbH, a German company that is a supplier of industrial application Device Server technology. In connection with this acquisition, we acquired exclusive marketing rights to CoBox technology in the United States and Canada from Dr. Peter Weisser, Sr. We also acquired non-exclusive marketing rights to this technology world-wide, excluding Germany and Switzerland. Under this agreement, we were required to make royalty payments to Dr. Weisser through December 31, 2000. We recognized $726,000 of royalty expense and amortization relating to the marketing rights agreement for the six months ended December 31, 2000 and $1.6 million for the year ended June 30, 1999. No amounts have been incurred after December 31, 2000.

   In December 2000, we completed the acquisition of USSC, a software solutions provider for embedded technology applications. This acquisition was accounted for as a purchase transaction. Accordingly, the accompanying consolidated financial statements include the results of operations of USSC subsequent to its acquisition date.

   In June 2001, we completed the acquisition of Lightwave, a provider of console management solutions. This acquisition was accounted for as a purchase transaction. Accordingly, the accompanying consolidated financial statements include the results of operations of Lightwave subsequent to its acquisition date.

   In September 2001, we entered into definitive agreements with Synergetic, a provider of embedded network communications solutions, in which we agreed to acquire all of the outstanding capital stock of Synergetic, and to assume each outstanding option to acquire Synergetic common stock. The acquisition is subject to the receipt of approval by no less than 90% of the Synergetic shareholders and other customary conditions.

   Revenue is generally recognized upon product shipment. We grant certain distributors limited rights to return products and provide price protection for inventories held by resellers at the time of published price reductions. The Company establishes an estimated allowance for future product returns based on historical returns experience when the related revenue is recorded and provides for appropriate price protection reserves when pricing adjustments are approved. Revenue from licensed software is recognized at the time of shipment, provided that we have vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered.

   Stock-based compensation relates to deferred compensation recorded in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. Deferred compensation also includes the value of employee stock options assumed in connection with the acquisitions of USSC and Lightwave calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction to stockholders' equity and is amortized over the vesting period of the related stock options, which is generally four years. At June 30, 2001, a balance of $10.0 million remains and will be amortized as follows: $3.0 million in fiscal 2002, $3.0 million in fiscal 2003, $2.5 million in fiscal 2004, $1.4 million in fiscal 2005, and $153,000 in fiscal 2006. The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares or if we assume employee stock options in connection with additional acquisitions of businesses. The amount of stock-based compensation actually recognized in future periods could decrease if options for which deferred compensation has been recorded are forfeited.

Consolidated Results of Operations

   The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our consolidated statements of operations:

                                                              Year ended
                                                               June 30,
                                                           --------------------
                                                           2001    2000   1999
                                                           -----   -----  -----
Net revenues.............................................  100.0%  100.0% 100.0%
Cost of revenues.........................................   48.2    47.8   51.0
                                                           -----   -----  -----
Gross profit.............................................   51.8    52.2   49.0
                                                           -----   -----  -----
Operating expenses:
  Selling, general and administrative....................   43.5    37.2   27.8
  Research and development...............................    8.1     7.1    7.9
  Stock-based compensation...............................    5.6     2.5    --
  Amortization of goodwill...............................    1.4     --     --
  Amortization of purchased intangible assets............    1.3     1.8    1.8
  In-process research and development....................    4.7     --     --
                                                           -----   -----  -----
   Total operating expenses..............................   64.6    48.6   37.5
                                                           -----   -----  -----
Income (loss) from operations............................  (12.8)    3.6   11.4
Minority interest........................................    --     (0.1)  (0.1)
Interest income (expense), net...........................    4.0     0.4    0.5
Other income (expense), net..............................   (0.3)   (0.1)   --
                                                           -----   -----  -----
Income (loss) before income taxes........................   (9.1)    3.8   11.8
Provision (benefit) for income taxes.....................   (1.2)    1.4    3.3
                                                           -----   -----  -----
Net income (loss)........................................   (7.9)%   2.3%   8.4%
                                                           =====   =====  =====

Comparison of the Years Ended June 30, 2001 and 2000

 Net Revenues

   Net revenues increased $10.2 million, or 22.7%, to $55.2 million for the year ended June 30, 2001 from $45.0 million for the year ended June 30, 2000. The increase was primarily attributable to an increase in net revenues of our Device Server and Multiport Device Server products, partially offset by a decline in our Print Server and other products. Device Server net revenues increased $11.6 million, or 47.9%, to $35.8 million or 64.9% of net revenues for the year ended June 30, 2001 from $24.2 million or 53.8% of net revenues for the year ended June 30, 2000. This increase is attributable to the rapid adoption rates of OEMs, as well as strong sales of our UDS-10 Device Server, which was introduced during the fourth quarter of fiscal 2000. Device Server net revenues for the year ended June 30, 2001 includes $1.5 million of software revenue generated from USSC. Multiport Device Server net revenues increased $4.9 million, or 44.8%, to $15.8 million or 28.6% of net revenues for the year ended June 30, 2001 from $10.9 million or 24.3% of net revenues for the year ended June 30, 2000. The increase in Multiport Device Server net revenue is primarily attributable to the acquisition of Lightwave effective June 8, 2001. Print Server and other revenues decreased $6.3 million, or 63.5%, to $3.6 million, or 6.1% of net revenues for the year ended June 30, 2001 from $9.9 million, or 21.9% of net revenues for the year ended June 30, 2000.

   Net revenues generated from sales in the Americas increased $7.1 million, or 23.4%, to $37.4 million or 67.7% of net revenues for the year ended June 30, 2001 from $30.3 million or 67.3% of net revenues for the year ended June 30, 2000. Our net revenues derived from customers located in Europe increased $3.0 million, or 24.0%, to $15.7 million or 28.5% of net revenues for the year ended June 30, 2001 from $12.7 million or 28.2% of net revenues for the year ended June 30, 2000. Our net revenues derived from customers located in other geographic areas increased slightly to $2.1 million or 3.9% of net revenues for the year ended June 30, 2001 from $2.0 million or 4.5% of net revenues for the year ended June 30, 2000.

 Gross Profit

   Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers and associated overhead costs. As part of our agreement with Gordian, an outside research and development firm, a royalty charge is included in cost of revenues and is calculated based on the related products sold. Gross profit increased by $5.1 million, or 21.9%, to $28.6 million or 51.8% of net revenues for the year ended June 30, 2001 from $23.5 million or 52.2% of net revenues for the year ended June 30, 2000. Gordian royalties were $2.2 million for the years ended June 30, 2001 and 2000. The increase in gross profit was primarily attributable to increased sales volume of our Device Server product line, competitive pricing strategies and cost containment initiatives offset by a one-time inventory reserve charge related to the acquisition of Lightwave in the amount of $1.8 million.

 Selling, General and Administrative

   Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facilities expenses, information technology, trade show expenses, advertising, and professional fees. Selling, general and administrative expenses increased $7.3 million, or 43.3%, to $24.0 million or 43.5% of net revenues for the year ended June 30, 2001 from $16.7 million or 37.2% of net revenues for the year ended June 30, 2000. This increase is due primarily to an increase in our sales force, including new offices in Europe and Asia and an increase in marketing and advertising expenses to increase brand awareness. We expect selling, general and administrative expenses in absolute dollars will continue to increase in the foreseeable future to support the global expansion of our operations but will decrease as a percentage of net revenues due to increased net revenues.

 Research and Development

   Research and development expenses consist primarily of salaries and the related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses increased $1.3 million, or 40.6%, to $4.5 million or 8.1% of net revenues for the year ended June 30, 2001, from $3.2 million or 7.1% of net revenues for the year ended June 30, 2000. This increase resulted primarily from increased headcount, expenses related to new product development and the acquisitions of USSC and Lightwave.

 Stock-based compensation

   Stock-based compensation generally represents the amortization of deferred compensation. We recorded approximately $4.2 million and $10.1 million of deferred compensation in fiscal 2001 and 2000, respectively. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, generally four years. Stock-based compensation increased $2.0 million or 177.6% to $3.1 million or 5.6% of net revenues for the year ended June 30, 2001 from $1.1 million or 2.5% of net revenues for the year ended June 30, 2000. The increase in stock-based compensation for the year ended June 30, 2001 reflects stock options assumed in the two purchase transactions completed during the year that were accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion
No. 25. We expect to incur additional stock-based compensation incurred in future periods as a result of the continued amortization of stock-based compensation related to these purchase transactions.

 Amortization of goodwill and purchased intangible assets

   In connection with the two purchase transactions completed during fiscal 2001, we recorded approximately $56.6 million of goodwill and purchased intangible assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. Goodwill and purchased intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally three to seven years. The amortization of goodwill and purchased intangible assets increased $677,000 or 83.3%, to $1.5 million or 2.7% of net revenues for the year ended June 30, 2001 from $813,000 or 1.8% of net revenues for the year ended June 30, 2000. In addition, approximately $220,000 of amortization of purchased intangible assets has been classified as cost of revenue for the year ended June 30, 2001. The increase in the amortization of goodwill and purchased intangible assets is primarily attributable to goodwill and purchased intangible asset amortization from our acquisitions of USSC and Lightwave which occurred in the second and fourth quarters of fiscal 2001, respectively.

 In-process research and development

   In-process research and development ("IPR&D") aggregated $2.6 million for the purchase transactions completed during fiscal 2001. No amounts of IPR&D were recorded during fiscal 2000. The amounts allocated to IPR&D were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. We expect to acquire additional IPR&D in the future.

   The fair value of the IPR&D for each of the acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance upon core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based upon forecasted revenues and costs, taking into account product life cycles, and market penetration and growth rates.

   The IPR&D charge includes only the fair market value of IPR&D performed to date. The fair value of completed technology is included in identifiable intangible assets, and the fair values of IPR&D to be completed and future research and development are included in goodwill. We believe the amounts recorded as IPR&D, as well as developed technology, represent fair values and approximate the amounts an independent party would pay for these projects.

   As of the closing date of each purchase transaction, development projects were in process. Although the costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on our future results of operations or financial condition, the development of these technologies remains a significant risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the products can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in loss of a market share or a lost opportunity to capitalize on emerging markets and could have a material and adverse impact on our business and operating results.

 Interest Income (Expense), Net

   Interest income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term and long-term investments. Interest income (expense), net was $2.2 million for the year ended June 30, 2001 and $187,000 for the year ended June 30, 2000. The increase is primarily due to higher average investment balances for the year ended June 30, 2001, as a result of the proceeds from our initial public offering completed August 9, 2000.

 Provision (Benefit) for Income Taxes

   We utilize the liability method of accounting for income taxes as set forth in FASB Statement No. 109, Accounting for Income Taxes. Our effective tax rate was 13.1% for the year ended June 30, 2001, and 38.1% for the year ended June 30, 2000. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax benefit for the year ended June 30, 2001, was lower than the federal statutory rate primarily due to goodwill amortization and in-process research and development costs associated with current year acquisitions, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. Our effective tax rate associated with the income tax expense for the year ended June 30, 2000 was higher than the statutory rate primarily due to the amortization of stock-based compensation for which no benefit was provided, and the effects of an unfavorable foreign tax rate variance.

Comparison of the Years Ended June 30, 2000 and 1999

 Net Revenues

   Net revenues increased $12.0 million, or 36.4%, to $45.0 million for the year ended June 30, 2000 from $33.0 million for the year ended June 30, 1999. The increase was primarily attributable to an increase in net revenues of our Device Server products, offset by a decline in our Print Server and other products. Device

Server net revenues increased $12.6 million, or 108.8%, to $24.2 million or 53.8% of net revenues for the year ended June 30, 2000 from $11.6 million or 35.2% of net revenues for the year ended June 30, 1999. A portion of this growth resulted from the acquisition of ProNet GmbH. Multiport Device Server net revenues increased $1.8 million, or 19.3%, to $10.9 million or 24.3% of net revenues for the year ended June 30, 2000 from $9.1 million or 27.7% of net revenues for the year ended June 30, 1999. Print Server and other revenues decreased $2.4 million, or 19.5%, to $9.9 million, or 21.9% of net revenues for the year ended June 30, 2000 from $12.2 million, or 37.1% of net revenues for the year ended June 30, 1999.

   Net revenues generated from sales in the Americas increased $8.5 million, or 39.0%, to $30.3 million or 67.3% of net revenues for the year ended June 30, 2000 from $21.8 million or 66.0% of net revenues for the year ended June 30, 1999. Our net revenues derived from customers located in Europe increased $3.1 million, or 32.9%, to $12.7 million or 28.2% of net revenues for the year ended June 30, 2000 from $9.5 million or 28.9% of net revenues for the year ended June 30, 1999. Our net revenues derived from customers located in other geographic areas increased $371,000, or 22.2%, to $2.0 million or 4.5% of net revenues for the year ended June 30, 2000 from $1.7 million or 5.1% of net revenues for the year ended June 30, 1999.

 Gross Profit

   Gross profit increased by $7.3 million, or 45.3%, to $23.5 million or 52.2% of net revenues for the year ended June 30, 2000 from $16.2 million or 49.0% of net revenues for the year ended June 30, 1999. For the year ended June 30, 2000, the Gordian royalties were $2.2 million as compared to $2.0 million for the year ended June 30, 1999. The increase in gross profit resulted primarily from a change in product mix with more emphasis on our higher margin Device Server products and a decrease in royalties as a percentage of net revenues.

 Selling, General and Administrative

   Selling, general and administrative expenses increased $7.6 million, or 82.5%, to $16.7 million or 37.2% of net revenues for the year ended June 30, 2000 from $9.2 million or 27.8% of net revenues for the year ended June 30, 1999. This increase is primarily due to an increase in our sales force, including new offices in Europe and Asia, an increase in our administrative infrastructure including key executive positions, and an investment in our systems to support Year 2000 requirements.

 Research and Development

   Research and development expenses increased $571,000, or 21.8%, to $3.2 million or 7.1% of net revenues for the year ended June 30, 2000 from $2.6 million or 7.9% of net revenues for the year ended June 30, 1999. This increase resulted primarily from increased headcount and expenses related to new product development.

 Stock-Based Compensation

   Stock-based compensation increased $1.1 million. No amounts of stock-based compensation were recorded during fiscal 1999. The increase in stock-based compensation relates to the grant of stock options to employees where the exercise price is less than the estimated fair value of the underlying shares of common stock on the date of grant.

 Amortization of goodwill and purchased intangible assets

   The amortization of goodwill and purchased intangible assets increased $218,000 or 36.6% to $813,000 or 1.8% of net revenues for the year ended June 30, 2000 from $595,000 or 1.8% of net revenues for the year ended June 30, 1999. The increase in the amortization of goodwill and purchased intangible assets is primarily attributable to a full year of amortization from our acquisition of ProNet GmbH compared to a partial year of amortization in fiscal 1999.

 Interest and Other Income (Expense), Net

   Interest and other income (expense), net was $187,000 and $151,000 for the years ended June 30, 2000 and 1999, respectively.

 Provision (Benefit) for Income Taxes

   Our effective tax rate was 38.1% for the year ended June 30, 2000, and 28.3% for the year ended June 30, 1999. The federal statutory rate was 34% for both periods. Our effective tax rate for the year ended June 30, 2000 was higher than the federal statutory rate primarily due to the amortization of stock-based compensation for which a current tax benefit was not provided and due to an unfavorable foreign tax rate variance. Our effective tax rate for the year ended June 30, 1999, was lower than the federal statutory rate primarily due to the reversal of the valuation allowance due to the expected recoverability of deferred tax assets.

Liquidity and Capital Resources

   Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consisting of money-market funds and commercial paper totaled $15.4 million at June 30, 2001. Short-term investments consist of investments maturing in 12 months or less and totaled $2.0 million at June 30, 2001. Long-term investments consist of investments maturing after 12 months and investments in two privately held companies and totaled $2.4 million at June 30, 2001. During fiscal year 1999, we established a $1.2 million line of credit with a German bank to fund a portion of the acquisition of ProNet GmbH. In September 1999, we repaid all borrowings under the line of credit.

   Our operating activities used cash of $5.1 million for the year ended June 30, 2001. We incurred a net loss of $4.4 million, which includes amortization of goodwill and purchased intangibles of $1.7 million, depreciation of $909,000, $2.6 million of in-process research and development and $3.1 million of stock-based compensation which was reduced by increases in accounts receivable of $6.9 million, increases in prepaid expenses and other current assets of $2.6 million, and an increase in accounts payable of $1.4 million. The increase in accounts receivable was due to increased sales in the last month of the fourth quarter of fiscal 2001 as well as slower collections from some of our U.S. distributors and European customers. The increase in prepaid expenses and other current assets is primarily attributable to receivables from our contract manufacturers who purchase our raw materials. The increase in accounts payable is primarily attributable to our increase in raw materials to support our product demand for the last month of the year. Our operating activities used cash of $1.6 million for the year ended June 30, 2000, and provided cash of $5.6 million for the year ended June 30, 1999.

   Our investing activities used $29.1 million of cash for the year ended June 30, 2001. We used $32.6 million of our public offering proceeds to purchase $30.5 million of held-to-maturity investments and $2.1 million of minority investments. We received proceeds from sale of held-to-maturity investments of $28.5 million. We used $16.3 million of cash for the acquisitions of USSC and Lightwave. Officer loans relate to taxes on exercised non-qualified stock options, in the amount of $4.1 million. We also used $4.6 million of cash to purchase property and equipment, primarily computer hardware and software of $2.6 million pertaining to Oracle software enhancements to support our Order Entry function, international operations and a customer resource management software package to support our sales force. In addition, we invested $2.0 million in computer equipment, furniture and fixtures and leasehold improvements for an office expansion project. Our investing activities used cash of $1.6 million for the year ended June 30, 2000 and $2.9 million for the year ended June 30, 1999. During the year ended June 30, 1999, we used $2.3 million for the acquisition of ProNet GmbH and related marketing rights.

   Cash provided by financing activities was $47.7 million for the year ended June 30, 2001, primarily related to the net proceeds from our initial public offering in August 2000. Cash used for financing activities was $702,000 for the year ended June 30, 2000, related to the repayment of a line of credit used in the acquisition of ProNet GmbH. Cash provided by financing activities was $1.4 million for the year ended June 30, 1999, primarily related to borrowings on our bank line of credit related to our acquisition.

   In July 2001, the Company completed a public offering of 9,200,000 shares of its common stock, including an underwriter's over-allotment option to purchase an additional 1,200,000 shares, at an offering price of $8.00 per share. The Company sold 6,000,000 shares and selling shareholders sold 2,000,000 shares of the primary offering. Additionally, the Company sold 400,500 shares and selling shareholders sold 133,500 shares of the over-allotment option. The Company received net aggregate proceeds of approximately $47.8 million after deducting underwriting discounts, commissions and offering costs.

   We believe that the net proceeds from our initial public offering and secondary offering, our existing cash and cash generated from operations will be adequate to meet our anticipated cash needs through at least the next
12 months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues and research and development and infrastructure investments as well as our intentions to make strategic acquisitions or investments in other companies, which will affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

New Accounting Pronouncements

   On June 29, 2001, the FASB approved the issuance of Statement No. 141, Business Combinations ("Statement No. 141"), and Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement No. 142") (collectively the "Statements"). Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Additionally, Statement No. 141 changes the criteria to recognize intangible assets apart from goodwill. The requirements of Statement No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Statement No. 141 supersedes APB Opinion No. 16, Business Combinations ("APB 16"), and amends or supersedes a number of interpretations of APB 16. Certain purchase accounting guidance in APB 16, as well as certain of its amendments and interpretations, have been carried forward to Statement No. 141 without the FASB's reconsideration. Statement No. 141 also supersedes, but carries forward without reconsideration, the guidance in FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.

   Statement No. 142 supersedes APB Opinion No. 17, Intangible Assets, and carries forward its provisions related to internally developed intangible assets without the FASB's reconsideration. Under Statement No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more likely than not reduce the fair value of a reporting unit below its carrying value. An indefinite-lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. Separable intangible assets that have finite lives will continue to be amortized over their useful lives.

   The amortization provisions of Statement No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement No. 142 are effective upon adoption of Statement No. 142. In addition, the impairment provisions of Statement No. 142 are effective upon adoption of Statement No. 142. Companies are required to adopt Statement No. 142 in their fiscal year beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that their first quarter financial statements have not been issued. In all cases, the provisions of Statement No. 142 must be adopted as of the beginning of a fiscal year. If the Company chooses to adopt Statement No. 141 and Statement No. 142 in fiscal 2002,
$6.6 million of goodwill and other intangibles will not be amortized during the year ending June 30, 2002.

Risk Factors

   Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q, 8-K and 8-K/A. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Variations in quarterly operating results, due to factors including changes in demand for our products and changes in our mix of net revenues, could cause our stock price to decline.

   Our quarterly net revenues, expenses and operating results have varied in the past and might vary significantly from quarter to quarter in the future. We therefore believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future net revenues. If we were to experience a reduction in net revenues in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that quarter would be harmed. If our operating results in future quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

  . changes in the mix of net revenues attributable to higher-margin and lower-margin products;

  .  customers' decisions to defer or accelerate orders;

  .  variations in the size or timing of orders for our products;

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

   We have in the past and intend to continue in the future to acquire businesses, client lists, products or technologies that we believe complement or expand our existing business. In October 1998, we acquired ProNet GmbH, a German supplier of industrial application Device Server technology. In December 2000, we acquired USSC, a company that provides software solutions for use in embedded technology applications. In June 2001, we acquired Lightwave, a company that provides console management solutions. In September 2001, we entered into a definitive agreement with Synergetic, a provider of embedded network communication solutions. We have also announced that we may acquire Premise Systems, a developer of client-side software applications. Acquisitions of this type involve a number of risks, including:

  . difficulties in assimilating the operations and employees of acquired companies;

  .  diversion of our management's attention from ongoing business concerns;

  . our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

  .  additional expense associated with amortization of acquired assets;

  .  maintenance of uniform standards, controls, procedures and policies; and

  . impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees.

   Any acquisition or investment could result in the incurrence of debt and the loss of key employees. Moreover, we often assume specified liabilities of the companies we acquire. Some of these liabilities, such as environmental and tort liabilities, are difficult or impossible to quantify. If we do not receive adequate indemnification for these liabilities our business may be harmed. In addition, acquisitions are likely to result in a dilutive issuance of equity securities. For example, we issued common stock and assumed options to acquire our common stock in connection with our acquisitions of USSC and Lightwave. We cannot assure you that any acquisitions or acquired businesses, client lists, products or technologies associated therewith will generate sufficient net revenues to offset the associated costs of the acquisitions or will not result in other adverse effects. Moreover, from time to time we may enter into negotiations for the acquisition of businesses, client lists, products or technologies, but be unable or unwilling to consummate the acquisition under consideration. This could cause significant diversion of managerial attention and out of pocket expenses to us. We could also be exposed to litigation as a result of an unconsummated acquisition, including claims that we failed to negotiate in good faith, misappropriated confidential information or other claims.

   In addition, from time to time we intend to invest in businesses that we believe present attractive investment opportunities, or provide other synergetic benefits. For example, in March 2001, we purchased 283,476 shares of Series A Preferred Stock of Premise Systems for $2.0 million. In September 2001, we paid approximately $1.5 million to Xanboo Inc. for a note with a ten year maturity that is convertible into equity securities of Xanboo. These investments are speculative in nature, and there is a significant chance we will lose part or all of our investments.

We intend to continue to devote significant resources to our research and development which, if not successful, could cause a decline in our revenues and could harm our business.

   We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For with a ten year maturity the years ended June 30, 2001, 2000 and 1999 we spent $4.5 million (excluding $2.6 million of acquired in-process research and development) $3.2 million and $2.6 million on research and development, representing 8.1%, 7.1% and 7.9%, respectively, of our net revenues. Over the next two years, we intend to substantially increase our research and development expenditures, including planned increases in personnel, material costs and depreciation resulting from higher expenditures. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, the net revenues from these products might not be sufficient to justify our investment in research and development.

Net revenues from our legacy products, which include our Print Servers, switches, hubs and other products, have decreased significantly and we expect that net revenues from these lines of products will continue to decline in the future as we focus our efforts on the development of other product lines.

   Since 1993, net revenues from our legacy products have accounted for a significant portion of our net revenues but have declined significantly recently. For example, for the year ended June 30, 2001, net revenues from our legacy products were $3.6 million or 6.5% of our net revenues, compared to $9.9 million or 21.9% of our net revenues for the year ended June 30, 2000 and $12.2 million or 37.1% or our net revenues for the year ended June 30, 1999. We anticipate that net revenues from our legacy products will continue to decline in the future as we plan to continue to focus on the development of our current Device Server product line, which we introduced in mid-1998. We do not know if this transition in product development will be successful. We do not know whether our new product line will be accepted by our current and future target markets to the extent we anticipate. If the expected decline in net revenues attributable to our legacy products is not offset by increases in net revenues from our Device Server line of products, our business would be harmed.

There is a risk that our OEM customers will develop their own internal expertise in network-enabling products, which could result in reduced sales of our products.

   For most of our existence we primarily sold our products to VARs, system integrators and OEMs. Although we intend to continue to use all of these sales channels, we have begun to focus more heavily on selling our products to OEMs. Selling products to OEMs involves unique risks, including the risk that OEMs will develop internal expertise in network-enabling products or will otherwise provide network functionality to their products without using our Device Server Technology. If this were to occur, our stock price could decline in value and you could lose part or all of your investment.

We might be unable to manage our growth, and if we cannot do so, our business would be harmed.

   Our business has grown rapidly. At June 30, 2001, we had 264 employees and as of June 30, 2000, we had 126 employees. In addition, we have experienced expansion in our manufacturing and shipping requirements, our product lines and our customer base. This rapid expansion has placed significant strain on our administrative, operational and financial resources. These changes have increased the complexity of managing our Company. Our current systems, management and other resources will need to grow rapidly in order to meet the demands of any future growth. If we are unable to successfully expand and improve our systems as required, or if we are otherwise unable to manage any future growth, our business will be harmed.

Business interruptions, including terrorist attacks or threats of attacks, and electrical blackouts in the state of California, could adversely affect our business.

   Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the State of California may be subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. Interruptions in business as a result of terrorist attacks or military action could disrupt our operations in the United States and worldwide. Disruptions could include, but are not limited to, physical damage to our facilities, disruptions caused by trade restrictions imposed by the United States or foreign governments, a general economic downturn in any of our target markets or general disruption of the financial markets.

New product introductions and pricing strategies by our competitors could adversely affect our ability to sell our products and could reduce our market share or result in pressure to reduce the price of our products.

   The market for our products is intensely competitive, subject to rapid change and is significantly affected by new product introductions and pricing strategies of our competitors. We face competition primarily from companies that network-enable devices, companies in the automation industry and companies with significant networking expertise and research and development resources. Our competitors might offer new products with features or functionality that are equal to or better than our products. In addition, since we offer an open architecture, our customers could develop products based on our technology that compete with our offerings. We might not have sufficient engineering staff or other required resources to modify our products to match our competitors. Similarly, competitive pressure could force us to reduce the price of our products. In each case, we could lose new and existing customers to our competition. If this were to occur, our net revenues could decline and our business could be harmed. See "Competition".

We primarily depend on three third-party manufacturers to manufacture all of our products, which reduces our control over the manufacturing process. If these manufacturers are unable or unwilling to manufacture our products at the quality and quantity we request, our business could be harmed and our stock price could decline.

   We primarily outsource all of our manufacturing to three third-party manufacturers, APW, Inc., Irvine Electronics and Express Manufacturing. We have only recently entered into relationships with APW, Inc. and Irvine Electronics, and we intend to transition a significant portion of our workload to these manufacturers during approximately the next six months. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

  . reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

  .  lack of guaranteed production capacity or product supply; and

  . reliance on third-party manufacturers to maintain competitive manufacturing technologies.

Our agreements with these manufacturers provide for services on a purchase-order basis. If our manufacturers were to become unable or unwilling to continue to manufacture our products in required volumes, at acceptable quality, quantity, yields and costs, or in a timely manner, our business would be seriously harmed. We may also experience unforeseen problems as we attempt to transition a significant portion of our manufacturing requirements to APW, Inc. and Irvine Electronics. We do not have a significant operating history with either of these entities and if these entities are unable to provide us with satisfactory service, or we are unable to successfully complete the transition, our operations could be interrupted. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. In addition, a natural disaster could disrupt our manufacturers' facilities and could inhibit our manufacturers' ability to provide us with manufacturing capacity on a timely basis, or at all. If this were to occur, we likely would be unable to fill customers' existing orders or accept new orders for our products. The resulting decline in net revenues would harm our business. In addition, we are responsible for forecasting the demand for our individual products by regional location. These forecasts are used by our contract manufacturers to procure raw materials and manufacture our finished goods. If we forecast demand too high, we may invest too much cash in inventory and we may be forced to take a write-down of our inventory balance, which would reduce our earnings. If our forecast is too low for one or more products, we may be required to pay expedite charges which would increase our cost of sales or we may be unable to fulfill customer orders thus reducing net revenues and therefore earnings.

Inability or delays in deliveries from our component suppliers could damage our reputation and could cause our net revenues to decline and harm our results of operations.

   Our contract manufacturers and we are responsible for procuring raw materials for our products. Our products incorporate components or technologies that are only available from single or limited sources of supply. In particular, some of our integrated circuits are available from a single source. From time to time in the past, integrated circuits we use in our products have been phased out of production. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we might be unable to purchase sufficient components to meet our demands, or we might incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have in the past been subject to market shortages and substantial price fluctuations. For example, the price of flash memory, a component used in our products, has fluctuated significantly. From time to time, we have been unable to meet our orders because we were unable to purchase necessary components for our products. We rely on a number of different component suppliers. Because we do not have long-term supply arrangements with any vendor to obtain necessary components or technology for our products, if we are unable to purchase components from these suppliers, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenues and risk losing customers and harming our reputation in the marketplace.

If a major customer cancels, reduces, or delays purchases, our net revenues might decline and our business could be adversely affected.

   For the year ended June 30, 2001, our two largest customers, each of whom are distributors, accounted for 26.3% of our net revenues. Our top five customers accounted for 40.8% and our top ten customers accounted for 48.5% of our net revenues for the year ended June 30, 2001. Ingram Micro, a domestic distributor, accounted for 15.1% of our net revenues for the year ended June 30, 2001. transtec AG, a major international customer, accounted for 11.2% of our net revenues as well as a significant portion of our accounts receivable for the year ended June 30, 2001. Bernhard Bruscha, our Chairman of the Board, is the majority stockholder and Chief Executive Officer of transtec AG. The number and timing of sales to our distributors have been difficult for us to predict. For the year ended June 30, 2001, large individual sales to the distributors, as well as sales to other customers, have occurred in the last weeks or even days of a quarter, which has resulted in a substantial portion of the net revenues for that quarter being realized in the last month of the quarter. The loss or deferral of one or more significant sales in a quarter could harm our operating results. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace and the growth of our business could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our Device Server Technology. Our sales are usually completed on a purchase order basis and we have no long-term purchase commitments from our customers.

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

   In the past, we have experienced some reduction in the average selling prices of products and we expect that this will continue for our products as they mature. For example, for the year ended June 30, 2001 over the year ended June 30, 2000 embedded Device Servers' average selling prices have decreased 20.4%, external Device Servers' average selling prices have decreased 11.3% and Print Server average selling prices have decreased 5.4%. In the future, we expect competition to increase, and we anticipate this could result in additional pressure on our pricing. In addition, our average selling prices for our products might decline as a result of other reasons, including promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. Average selling prices and gross margins for our products also might decline as the products mature in their life cycles. In addition, we might not be able to increase the price of our products in the event that the price of components or our overhead costs increase. If this were to occur, our gross margins would decline.

We might become involved and are currently involved in litigation over proprietary rights, which could be costly and time consuming.

   Substantial litigation regarding intellectual property rights exists in our industry. There is a risk that third-parties, including current and potential competitors, current developers of our intellectual property, our manufacturing partners, or parties with which we have contemplated a business combination will claim that our products, or our customers' products, infringe on their intellectual property rights or that we have misappropriated their intellectual property. In addition, software, business processes and other property rights in our industry might be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Other parties might currently have, or might eventually be issued, patents that infringe on the proprietary rights we use. Any of these third parties might make a claim of infringement against us.

   From time to time we have received letters claiming that our products infringe upon patents or other intellectual property of third-parties. On July 3, 2001, Digi International, Inc. filed a complaint against us in the United States District Court for the District of Minnesota claiming patent infringment and alleging that certain of our Multiport Device Servers, specifically our ETS line of products, when coupled with a device driver called the Comm Port Redirector, infringe upon U.S. Patent No. 6,047,319 owned by Digi. Digi alleges that Lantronix has willfully and intentionally infringed Digi's patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorneys fees, interest and costs. On August 17, 2001, Lantronix filed its answer to the complaint, asserting affirmative defenses, and counterclaiming for a declaratory judgment that the patent in issue is invalid. Lantronix believes that a pre-trial conference will take place before November 30, 2001, however, to date, discovery has not begun and a trial date has not been set. Based on the facts known to date, Lantronix believes that the claims are without merit and intends to vigorously defend this suit.

   Although we believe that the claims or any litigation arising therefrom will have no material impact on us or our business, the litigation is in the preliminary stage, and we cannot predict its outcome with certainty. The litigation process is inherently uncertain and we may not prevail. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. The Digi litigation will likely divert the efforts and attention of some of our key management and technical personnel. Should the outcome of the litigation be adverse to us, we would be required to pay monetary damages to Digi and we could be enjoined from selling those of our products found to infringe Digi's patent unless and until we are able to negotiate a license from Digi which may not be available on acceptable terms or at all. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be harmed. This litigation, or other similar litigation brought by us or others, could result in the expenditure of significant financial resources and the diversion of management's time and efforts.

   In addition, from time to time we could encounter other disputes over rights and obligations concerning intellectual property. We cannot assume that we will prevail in intellectual property disputes regarding infringement, misappropriation or other disputes. Litigation in which we are accused of infringement or misappropriation might cause a delay in the introduction of new products, require us to develop non-infringing technology, require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all, or require us to pay substantial damages, including treble damages if we are held to have willfully infringed. In addition, we have obligations to indemnify certain of our customers under some circumstances for infringement of third-party intellectual property rights. If any claims from third-parties were to require us to indemnify customers under our agreements, the costs could be substantial, and our business could be harmed. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

Because we are dependent on international sales for a substantial amount of our net revenues, we face the risks of international business and associated currency fluctuations, which might adversely affect our operating results.

   Net revenues from international sales represented 32.3% of net revenues for the year ended June 30, 2001 and 32.7% of net revenues for the year ended June 30, 2000. Net revenues from Europe represented 28.5% of our net revenues for the year ended June 30, 2001 and 28.2% for the year ended June 30, 2000.

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

   Our financial performance depends substantially on the performance of our executive officers and key employees. We are dependent in particular on Frederick G. Thiel, who serves as our President and Chief Executive Officer, and Steven V. Cotton, who serves as our Chief Operating Officer and Chief Financial Officer. We are also dependent upon our technical personnel, due to the specialized technical nature of our business. If we lose the services of Mr. Thiel, Mr. Cotton or any of our key personnel and are not able to find replacements in a timely manner, our business could be disrupted, other key personnel might decide to leave, and we might incur increased operating expenses associated with finding and compensating replacements.

We might be unable to hire and retain the skilled personnel necessary to develop our operations, sales, technical and support capabilities in order to continue to grow, which could harm our business.

   Our business cannot continue to grow if we do not hire and retain qualified technical personnel. Competition for these individuals is intense, and we might not be able to attract, assimilate or retain highly qualified technical personnel in the future. In addition, we need to continue to hire and retain operations, sales and support personnel. Our failure to attract and retain highly trained personnel in these areas might limit the rate at which we can develop, which would harm our business.

The market for our products is new and rapidly evolving. If we are not able to develop or enhance our products to respond to changing market conditions, our net revenues will suffer.

   Our future success depends in large part on our ability to continue to enhance existing products, lower product cost and develop new products that maintain technological competitiveness. The demand for network-enabled products is relatively new and can change as a result of innovations or changes. For example, industry segments might adopt new or different standards, giving rise to new customer requirements. Any failure by us to develop and introduce new products or enhancements directed at new industry standards could harm our business, financial condition and results of operations. These customer requirements might or might not be compatible with our current or future product offerings. We might not be successful in modifying our products and services to address these requirements and standards. For example, our competitors might develop competing technologies based on Internet Protocols, Ethernet Protocols or other protocols that might have advantages over our products. If this were to happen, our net revenue might not grow at the rate we anticipate, or could decline.

Undetected product errors or defects could result in loss of net revenues, delayed market acceptance and claims against us.

   We currently offer warranties ranging from 90 days to five years on each of our products. Our products could contain undetected errors or defects. If there is a product failure, we might have to replace all affected products without being able to book revenue for replacement units, or we may have to refund the purchase price for the units. Because of our recent introduction of our line of Device Servers, we do not have a long history with which to assess the risks of unexpected product failures or defects for this product line. Regardless of the amount of testing we undertake, some errors might be discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of net revenues and claims against us. Significant product warranty claims against us could harm our business, reputation and financial results and cause the price of our stock to decline.

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

  . current federal laws that prohibit software copying provide only limited protection from software "pirates"; and

  . the companies we acquire may not have taken similar precautions to protect their proprietary rights.

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

   Pursuant to an agreement dated February 29, 1989 between us and Gordian, Inc., Gordian developed intellectual property used in our Micro Serial Server, or MSS, Print Servers and ETS and LRS lines of Multiport Device Server products. These products represent a substantial portion of our net revenues. Under the terms of this agreement Gordian owns the rights to the intellectual property developed by it but has agreed that for the term of the agreement it will not develop products for any other party that will directly compete with a product Gordian developed for us. The agreement with Gordian currently provides that we are required to pay royalties based on the gross margin of products sold under the agreement. We paid Gordian $2.2 million for each of the years ended June 30, 2001 and 2000. In the event that the Gordian agreement is terminated, we could lose our rights to the intellectual property developed under the Gordian agreement and this might prevent us from marketing some or all of our MSS line of products in the future. If the Gordian contract is cancelled, we could lose customers and net revenues, which would harm our business.

Stock-based compensation will negatively affect our operating results.

   We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred compensation net of forfeitures within stockholders' equity of $14.2 million at June 30, 2001, which is being amortized over the vesting period of the related stock options, which is generally four years. A balance of $10.0 million remains at June 30, 2001 and will be amortized as follows: $3.0 million in fiscal 2002, $3.0 million in fiscal 2003, $2.5 million in fiscal 2004, $1.4 million in fiscal 2005, and $153,000 in fiscal 2006.

   The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares. The amount of stock-based compensation amortization in future periods could decrease if options for which accrued, but unvested deferred compensation has been recorded are forfeited.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. Information relating to quantitative and qualitative disclosure about market risk is set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Interest Rate Risk

   Our exposure to interest rate risk is limited to the exposure related to our cash and cash equivalents and our credit facilities, which is tied to market interest rates. As of June 30, 2001, we had cash and cash equivalents of $15.4 million, which consisted of cash and short-term investments with original maturities of 90 days or less, both domestically and internationally. We believe our short-term investments will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

Foreign Currency Risk

   We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Investment Risk

   As of June 30, 2001, we have invested $2.5 million in two privately held companies, both of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data required by this item are included in Part IV, Item 14 of this Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information regarding Directors appearing under the caption "Election of Directors" in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held on November 9, 2001, is incorporated herein by reference. The information with respect to executive officers appears in Part I of this Form 10-K.

(b) The information appearing under the caption "Compliance with Section 16 of the Securities Exchange Act of 1934" in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held November 9, 2001, is incorporated herin by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information appearing under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held on November 9, 2001, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information appearing under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held on November 9, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation and Related Information" in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held on November 9, 2001, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements.

                                                                        Page
                                                                     ----------
Report of Independent Auditors.....................................     F-1

Consolidated Balance Sheets as of June 30, 2001 and 2000...........     F-2

Consolidated Statements of Operations for the years ended June 30,
 2001, 2000 and 1999...............................................     F-3

Consolidated Statements of Stockholders' Equity for the years ended
 June 30, 2001, 2000 and 1999......................................     F-4

Consolidated Statements of Cash Flows for the years ended June 30,
 2001, 2000 and 1999...............................................     F-5

Notes to Consolidated Financial Statements.........................  F-6 - F-22

   2. Financial Statement Schedules

   The following financial statement schedule of the Company is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

                                                                        Page
                                                                     ----------
(1) Report of Independent Auditors on Financial Statement
 Schedule..........................................................     S-1
(2) Schedule II--Consolidated Valuation and Qualifying Accounts....     S-2

   3. Exhibits

   The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b) Reports on Form 8-K.

   The Company filed the following current reports on Form 8-K during the quarter ended June 30, 2001:

  Form 8-K filed on April 5, 2001 reporting its investment in Premise Systems, Inc. and agreement to acquire Premise Systems, Inc. (Item 5).

  Form 8-K filed on June 7, 2001 reporting its acquisition of Lightware Communications, Inc. (Items 2 and 7).

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Lantronix, Inc.

   We have audited the accompanying consolidated balance sheets of Lantronix, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lantronix, Inc. at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Orange County, California
August 8, 2001, except for
 Note 10 as to which the date
 is September 28, 2001

                                LANTRONIX, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                 June 30,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents................................. $ 15,367  $ 1,988
  Short-term investments....................................    1,973      --
  Accounts receivable (net of allowance for doubtful
   accounts of $405 and $159 at June 30, 2001 and 2000,
   respectively)............................................   14,175    5,861
  Related party receivable..................................    1,804      211
  Inventories...............................................   10,788    5,385
  Deferred income taxes.....................................    2,231    1,425
  Prepaid income taxes......................................      973    1,639
  Prepaid expenses and other current assets.................    3,805    1,193
                                                             --------  -------
    Total current assets....................................   51,116   17,702
Property and equipment, net.................................    5,492    1,348
Goodwill and other purchased intangible assets, net.........   55,601      586
Long-term investments.......................................    2,424      500
Officer loans...............................................    4,131      --
Other assets................................................      780       74
                                                             --------  -------
    Total assets............................................ $119,544  $20,210
                                                             ========  =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Accounts payable.......................................... $  5,698  $ 3,197
  Accrued payroll and related expenses......................    1,243      764
  Accrued commissions payable...............................      --       865
  Accrued warranty costs....................................      562      545
  Accrued acquisition costs.................................      840      --
  Other current liabilities.................................    2,340    1,289
                                                             --------  -------
    Total current liabilities...............................   10,683    6,660
Deferred income taxes.......................................    5,895    1,003
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.0001 par value; 5,000,000 shares
   authorized; none issued and outstanding..................      --       --
  Common stock, $0.0001 par value; 200,000,000 shares
   authorized; 43,301,803 and 29,803,232 shares issued and
   outstanding at June 30, 2001 and 2000, respectively              4        3
  Additional paid-in capital................................  109,871   13,221
  Notes receivable from officers............................     (790)    (152)
  Deferred compensation.....................................  (10,020)  (8,942)
  Retained earnings.........................................    4,052    8,427
  Accumulated other comprehensive loss......................     (151)     (10)
                                                             --------  -------
    Total stockholders' equity..............................  102,966   12,547
                                                             --------  -------
    Total liabilities and stockholders' equity.............. $119,544  $20,210
                                                             ========  =======

                            See accompanying notes.

                                LANTRONIX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                      Years ended June 30,
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
Net revenues(A)..................................... $55,198  $44,975  $32,980
Cost of revenues(B) (C).............................  26,582   21,500   16,824
                                                     -------  -------  -------
Gross profit........................................  28,616   23,475   16,156
                                                     -------  -------  -------
Operating expenses:
  Selling, general and administrative(C)............  23,998   16,744    9,173
  Research and development(C).......................   4,478    3,186    2,615
  Stock-based compensation(C).......................   3,106    1,119      --
  Amortization of goodwill..........................     800      --       --
  Amortization of purchased intangible assets.......     690      813      595
  In-process research and development...............   2,596      --       --
                                                     -------  -------  -------
Total operating expenses............................  35,668   21,862   12,383
                                                     -------  -------  -------
Income (loss) from operations.......................  (7,052)   1,613    3,773
Minority interest...................................     --       (49)     (30)
Interest income (expense), net......................   2,182      187      151
Other income (expense), net.........................    (167)     (47)     (10)
                                                     -------  -------  -------
Income (loss) before income taxes...................  (5,037)   1,704    3,884
Provision (benefit) for income taxes................    (662)     649    1,098
                                                     -------  -------  -------
Net income (loss)................................... $(4,375) $ 1,055  $ 2,786
                                                     =======  =======  =======
Basic earnings (loss) per share..................... $ (0.12) $  0.04  $  0.10
                                                     =======  =======  =======
Diluted earnings (loss) per share................... $ (0.12) $  0.03  $  0.10
                                                     =======  =======  =======
Weighted average shares basic.......................  36,946   29,274   26,977
                                                     =======  =======  =======
Weighted average shares diluted.....................  36,946   34,178   28,880
                                                     =======  =======  =======

(A) Includes revenues from related parties.......... $ 6,177  $ 3,226  $ 3,753
                                                     =======  =======  =======
(B) Cost of revenues includes the following:
    Amortization of purchased intangible assets..... $   220  $   --   $   --
                                                     =======  =======  =======

(C) Excludes stock-based compensation as follows:
    Cost of revenues................................ $    87  $    26  $   --
    Selling, general and administrative expenses....   2,589    1,025      --
    Research and development expenses...............     430       68      --
                                                     -------  -------  -------
                                                     $ 3,106  $ 1,119  $   --
                                                     =======  =======  =======


                            See accompanying notes.

                                LANTRONIX, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                        Notes                           Accumulated
                           Common Stock    Additional Receivable                           Other         Total
                         -----------------  Paid-In      From      Deferred   Retained Comprehensive Stockholders'
                           Shares   Amount  Capital    Officers  Compensation Earnings     Loss         Equity
                         ---------- ------ ---------- ---------- ------------ -------- ------------- -------------
Balance at June 30,
 1998................... 25,209,028  $ 3    $  2,339    $ --       $    --     $4,586      $ --        $  6,928
 Sale of common stock...  3,522,004  --          602      --            --        --         --             602
 Stock options
  exercised.............     14,480  --            3      --            --        --         --               3
 Components of
  comprehensive income:
   Translation
    adjustment..........        --   --          --       --            --        --          (7)            (7)
   Net income...........        --   --          --       --            --      2,786        --           2,786
                                                                                                       --------
 Comprehensive income...                                                                                  2,779
                         ----------  ---    --------    -----      --------    ------      -----       --------
Balance at June 30,
 1999................... 28,745,512    3       2,944      --            --      7,372         (7)        10,312
 Stock options
  exercised.............  1,057,720  --           64      --            --        --         --              64
 Deferred compensation
  related to grant of
  stock options.........        --   --       10,061      --        (10,061)      --         --             --
 Stock-based
  compensation..........        --   --          --       --          1,119       --         --           1,119
 Notes receivable
  issued to officers
  for stock purchase....        --   --          152     (152)          --        --         --             --
 Components of
  comprehensive income:
   Translation
    adjustment..........        --   --          --       --            --        --          (3)            (3)
   Net income...........        --   --          --       --            --      1,055        --           1,055
                                                                                                       --------
 Comprehensive income...                                                                                  1,052
                         ----------  ---    --------    -----      --------    ------      -----       --------
Balance at June 30,
 2000................... 29,803,232    3      13,221     (152)       (8,942)    8,427        (10)        12,547
 Issuance of common
  stock in initial
  public offering.......  6,000,000    1      53,706      --            --        --         --          53,707
 Stock options
  exercised.............  1,450,656  --          689      --            --        --         --             689
 Deferred compensation
  related to grant of
  stock options.........        --   --        4,184      --         (4,184)      --         --             --
 Stock-based
  compensation..........        --   --          --       --          3,106       --         --           3,106
 Notes receivable
  issued to officers
  for stock purchase....  1,965,498  --          670     (670)          --        --         --             --
 Purchase
  transactions..........  4,082,417  --       37,401      --            --        --         --          37,401
 Payments on notes
  receivable from
  officers..............        --   --          --        32           --        --         --              32
 Components of
  comprehensive loss:
   Translation
    adjustment..........        --   --          --       --            --        --          (9)            (9)
   Change in net
    unrealized loss on
    investment..........        --   --          --       --            --        --        (132)          (132)
   Net loss.............        --   --          --       --            --     (4,375)       --          (4,375)
                                                                                                       --------
 Comprehensive loss.....                                                                                 (4,516)
                         ----------  ---    --------    -----      --------    ------      -----       --------
Balance at June 30,
 2001................... 43,301,803  $ 4    $109,871    $(790)     $(10,020)   $4,052      $(151)      $102,966
                         ==========  ===    ========    =====      ========    ======      =====       ========

                              See accompanying notes.

                                LANTRONIX, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       Years ended June 30,
                                                     --------------------------
                                                       2001     2000     1999
                                                     --------  -------  -------
Cash flows from operating activities:
  Net income (loss)................................  $ (4,375) $ 1,055  $ 2,786
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
  Depreciation.....................................       909      502      378
  Amortization of goodwill and purchased intangible
   assets..........................................     1,710      813      595
  Stock-based compensation.........................     3,106    1,119       --
  Loss on disposal of assets.......................        25       --        3
  Provision for doubtful accounts..................       108        1     (136)
  In-process research and development..............     2,596       --       --
  Deferred income taxes............................    (1,024)     798     (158)
  Changes in operating assets and liabilities, net
   of effect from acquisitions:
   Accounts receivable.............................    (6,879)  (1,759)      93
   Inventories.....................................      (450)  (2,079)    (592)
   Prepaid income taxes............................       666   (2,222)      46
   Prepaid expenses and other current assets.......    (2,568)    (942)     111
   Other assets....................................      (737)      19      (76)
   Accounts payable................................     1,429      650    1,002
   Other current liabilities.......................       530      415    1,513
   Minority interest...............................        --       48       30
                                                     --------  -------  -------
     Net cash provided by (used in) operating
      activities...................................    (4,954)  (1,582)   5,595
                                                     --------  -------  -------
Cash flows from investing activities:
  Purchases of property and equipment, net.........    (4,632)    (942)    (543)
  Purchases of held-to-maturity investments........   (30,470)      --       --
  Purchases of minority investments................    (2,136)    (500)      --
  Proceeds from sale of held-to-maturity
   investments.....................................    28,497       --       --
  Officer loans....................................    (4,131)      --       --
  Acquisition of businesses, net of cash acquired..   (16,464)    (116)  (2,349)
                                                     --------  -------  -------
     Net cash used in investing activities.........   (29,336)  (1,558)  (2,892)
                                                     --------  -------  -------
Cash flows from financing activities:
  Net proceeds from initial public offering of
   common stock....................................    53,707       --       --
  Net proceeds from issuances of common stock......       689       64      605
  Proceeds from repayment of notes receivable from
   officers........................................        32       --       --
  Payments on debt obligations.....................    (6,750)    (766)     766
                                                     --------  -------  -------
     Net cash provided by (used in) financing
      activities...................................    47,678     (702)   1,371
                                                     --------  -------  -------
Effect of exchange rates on cash...................        (9)      (3)      --
                                                     --------  -------  -------
Net increase (decrease) in cash....................    13,379   (3,845)   4,074
Cash and cash equivalents at beginning of year.....     1,988    5,833    1,759
                                                     --------  -------  -------
Cash and cash equivalents at end of year...........  $ 15,367  $ 1,988  $ 5,833
                                                     ========  =======  =======
Supplemental disclosure of cash flow information:
  Interest paid....................................  $      8  $     5  $    23
  Income taxes paid................................  $    276  $ 1,828  $   781

                            See accompanying notes.

                                LANTRONIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

1. Summary of Significant Accounting Policies

 The Company

   Lantronix, Inc. (the "Company"), incorporated in California in June 1989 and re-incorporated in the State of Delaware in July 2000, is engaged primarily in the design and distribution of networking and Internet connectivity products on a worldwide basis. The actual assembly and a significant portion of the engineering of the Company's products is outsourced to third parties.

 Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The industry in which the Company operates is characterized by rapid technological change and short product life cycles. As a result, estimates are required to provide for doubtful accounts, product returns, product obsolescence and warranty returns, as well as other matters. Historically, amounts incurred under these programs have not varied significantly from estimated amounts. However, future results may differ from current estimates.

 Revenue Recognition

   Revenue is generally recognized upon product shipment. The Company grants certain distributors limited rights to return products and provides price protection for inventories held by resellers at the time of published price reductions. The Company establishes an estimated allowance for future product returns based on historical returns experience when the related revenue is recorded and provides for appropriate price protection reserves when pricing adjustments are approved. Revenue from licensed software is recognized at the time of shipment, provided the Company has vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered.

 Concentration of Credit Risk

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

 Fair Value of Financial Instruments

   The Company's financial instruments consist principally of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and accrued liabilities. The Company believes all of the financial instruments' recorded values approximate current values.

                                LANTRONIX, INC.

                                 June 30, 2001


 Foreign Currency Translation

   The financial statements of foreign subsidiaries whose functional currency is not the U.S. dollar have been translated to U.S. dollars in accordance with Financial Accounting Standards Board ("FASB") Statement No. 52, Foreign Currency Translation. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Exchange gains and losses from foreign currency translations are reported as a component of accumulated other comprehensive loss within stockholders' equity. Exchange gains and losses from foreign currency transactions are recognized in the consolidated statement of operations and historically have not been material.

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

   The Company also has certain other minority investments in nonpublic companies for the promotion of business and strategic objectives. In March 2001, the Company purchased 283,476 shares of Series A Preferred Stock of Premise Systems, Inc., or approximately 19.9% of its capital stock, for an aggregate purchase price of $2.0 million. Premise Systems is a developer of client-side software applications. Concurrently the Company entered into an agreement to acquire all of the remaining equity securities of Premise Systems upon its first bona fide shipment of building automation software. If this does not to occur prior to March 21, 2002, neither the Company nor Premise Systems will be obligated to consummate the merger. This milestone has not been met as of the date of this filing, and the Company cannot predict at this time when or whether the acquisition would be completed. In the event the Company does acquire Premise Systems, it will be obligated to issue up to 1,150,000 shares of our common stock. Total investments, net of goodwill amortization, and the Company's share of Premise's annual operating results, aggregate to $2.4 million at June 30, 2001, are included in long-term investments on the Company's balance sheet and are carried at fair value or cost, as appropriate. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

 Property and Equipment

   Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the assets' estimated useful lives ranging from three to seven years.

                                LANTRONIX, INC.

                                 June 30, 2001


 Capitalized Internal Use Software Costs

   The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized computer software costs consist of purchased software licenses and implementation costs. Costs capitalized at June 30, 2001 of $2,647,000 are included in computer and office equipment in the accompanying consolidated balance sheet. The capitalized software costs are being amortized on a straight-line basis over a period of three years. Amortization for the year ended June 30, 2001 totaled $221,000. No amortization has been charged for the years ended June 30, 2000 and 1999.

 Goodwill and Purchased Intangible Assets

   Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill and purchased intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally three to seven years. Other purchased intangible assets include items such as assembled workforce, existing technology, customer lists and tradenames/trademarks.

 Long-Lived Assets

   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

 Stock-Based Compensation

   The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations, and has adopted the disclosure-only alternative of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"). Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with Statement No. 123.

   The Company also complies with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25 ("FIN 44") which was issued in March 2000. FIN 44 clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of

                                LANTRONIX, INC.

                                 June 30, 2001

stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain conclusions therein cover specific events that occurred after either December 15, 1998 or January 12, 2000.

   For stock option grants to non-employees who are consultants to the Company, the Company complies with the provisions of Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services ("EITF 96-18"). EITF 96-18 requires variable plan accounting with respect to such non-employee stock options, whereby compensation associated with such options is measured on the date such options vest, and incorporates the then-current fair market value of the Company's common stock into the option valuation model.

 Earnings Per Share

   Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by adjusting outstanding shares assuming any dilutive effects of stock options.

                                                        Years ended June 30,
                                                        ----------------------
                                                         2001     2000   1999
                                                        -------  ------ ------
                                                        (In thousands, except
                                                           per share data)
   Numerator: Net income (loss)........................ $(4,375) $1,055 $2,786
                                                        =======  ====== ======
   Denominator:
     Weighted average shares outstanding...............  37,227  29,274 26,977
     Less: Non-vested common shares outstanding........    (281)    --     --
                                                        -------  ------ ------
   Denominator for basic earnings (loss) per share.....  36,946  29,274 26,977
                                                        -------  ------ ------
   Effect of dilutive securities:
     Stock options.....................................     --    4,904  1,903
                                                        -------  ------ ------
   Denominator for diluted earnings (loss) per common
    share..............................................  36,946  34,178 28,880
                                                        =======  ====== ======
   Basic earnings (loss) per share..................... $ (0.12) $ 0.04 $ 0.10
                                                        =======  ====== ======
   Diluted earnings (loss) per share................... $ (0.12) $ 0.03 $ 0.10
                                                        =======  ====== ======

 Research and Development Costs

   Costs incurred in the research and development of new products and enhancements to existing products are expensed as incurred. The Company believes its current process for developing products is essentially completed concurrently with the establishment of technological feasibility. Software development costs incurred after the establishment of technological feasibility have not been material and, therefore, have been expensed as incurred.

 Warranty

   Upon shipment to its customers, the Company provides for the estimated cost to repair or replace products to be returned under warranty. The Company's warranty periods generally range from 90 days to five years from the date of shipment.

                                LANTRONIX, INC.

                                 June 30, 2001


 Advertising Costs

   The Company expenses advertising costs as incurred. Advertising expense was approximately $1,127,000, $1,130,000 and $929,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

 Comprehensive Income

   FASB Statement No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss), and its components in the consolidated financial statements. Other accumulated comprehensive loss includes foreign currency translation adjustments and unrealized losses on investments.

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

 Reclassifications

   Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with current year presentation.

 Recent Accounting Pronouncements

   On June 29, 2001, the FASB approved the issuance of Statement No. 141, Business Combinations ("Statement No. 141"), and Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement No. 142") (collectively the "Statements"). Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Additionally, Statement No. 141 changes the criteria to recognize intangible assets apart from goodwill. The requirements of Statement No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Statement No. 141 supersedes APB Opinion No. 16, Business Combinations ("APB 16"), and amends or supersedes a number of interpretations of APB 16. Certain purchase accounting guidance in APB 16, as well as certain of its amendments and interpretations, have been carried forward to Statement No. 141 without the FASB's reconsideration. Statement No. 141 also supersedes, but carries forward without reconsideration, the guidance in FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.

   Statement No. 142 supersedes APB Opinion No. 17, Intangible Assets, and carries forward its provisions related to internally developed intangible assets without the FASB's reconsideration. Under Statement No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more likely than not reduce the fair value of a reporting unit below its carrying value. An indefinite-lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. Separable intangible assets that have finite lives will continue to be amortized over their useful lives.

                                LANTRONIX, INC.

                                 June 30, 2001


   The amortization provisions of Statement No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement No. 142 are effective upon adoption of Statement No. 142. In addition, the impairment provisions of Statement No. 142 are effective upon adoption of Statement No. 142. Companies are required to adopt Statement No. 142 in their fiscal year beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that their first quarter financial statements have not been issued. In all cases, the provisions of Statement No. 142 must be adopted as of the beginning of a fiscal year. If the Company chooses to adopt Statement No. 141 and Statement No. 142 in fiscal 2002, $6.6 million of goodwill and other intangibles will not be amortized during the year ending June 30, 2002.

2. Business Combinations

   During fiscal 2001, the Company completed two acquisitions that were accounted for using the purchase method of accounting. The consolidated financial statements include the results of operations of these acquired companies after their respective acquisition dates. A summary of transactions accounted for using the purchase method of accounting is outlined below:

                                                                            Shares Reserved Total Shares
                             Date                                  Shares     for Options    Issued or       Cash
     Company Acquired      Acquired            Business            Issued       Assumed       Reserved   Consideration
     ----------------      --------            --------           --------- --------------- ------------ -------------
 U.S. Software........... Dec. 2000   Software solutions provider   653,846     133,333        787,179   $ 2.5 million
 Lightwave
  Communications, Inc. .. Jun. 2001   Developer of console
                                      management products         3,428,571     870,513      4,299,084    12.0 million

   If certain revenue targets for the period from December 1, 2000 to June 30, 2004 are satisfied, the Company will issue up to a maximum of 1,625,000 additional shares to the former stockholders of US Software.

 Allocation of Purchase Consideration

   For each of the two purchase transactions, the Company obtained independent appraisals of the fair value of the tangible and intangible assets acquired in order to allocate the purchase price in accordance with APB 16. Based upon those appraisals, the purchase price was allocated as follows (in thousands):

                          Net Tangible
                             Assets
                          (Liabilities)     Goodwill and        Deferred   Deferred Tax           Total
    Company Acquired        Acquired    Purchased Intangibles Compensation Liabilities  IPR&D Consideration
    ----------------      ------------- --------------------- ------------ ------------ ----- -------------
U.S. Software...........      $ (12)           $ 8,869           $  538      $(1,117)   $ 496    $ 8,774
Lightwave
 Communications, Inc. ..        340             47,743            3,474       (4,183)   2,100     49,474

   The consideration for each of the purchase transactions was calculated as follows: a) common shares issued were valued based upon the Company's stock price for a short period just before and after the companies reached agreement and the proposed transactions were announced and b) employee stock options were valued in accordance with FIN 44. Net tangible assets (liabilities) acquired in connection with the purchase transactions include the acquisition costs incurred by the Company. Additionally, the net tangible assets of Lightwave reflect an outstanding note payable and credit facility aggregating $6.7 million, which was paid in full by the Company in connection with the terms of the merger agreement.

                                LANTRONIX, INC.

                                 June 30, 2001


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

   The following table sets forth the net assets acquired and liabilities assumed by the Company in connection with the acquisitions of Adele and ProNet. (In thousands):

   Fair values of assets acquired....................................... $2,266
   Liabilities assumed..................................................   (924)
                                                                         ------
   Cash paid by the Company............................................. $1,342
                                                                         ======

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

 In-Process Research and Development

   In-process research and development ("IPR&D") aggregated $2,596,000 for purchase transactions completed in fiscal 2001. The amounts allocated to IPR&D were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition as it was determined that the projects had not reached technological feasibility and no alternative future uses existed.

   The fair value of the IPR&D for each of the acquisitions was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance upon core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based upon forecasted revenues and costs, taking into account product life cycles, and market penetration and growth rates.

   The IPR&D charge includes only the fair value of IPR&D performed to date. The fair value of existing technology is included in identifiable intangible assets, and the fair values of IPR&D to be completed and future research and development are included in goodwill. The Company believes the amounts recorded as IPR&D, as well as developed technology, represent fair values and approximate the amounts an independent party would pay for these projects.

                                LANTRONIX, INC.

                                 June 30, 2001


   As of the closing date of each purchase transaction, development projects were in process. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or financial condition.

 Pro Forma Data

   The pro forma statements of operations data of the Company set forth below gives effect to the two purchase transactions as if they had occurred at the beginning of fiscal 2000. The following unaudited pro forma statements of operations data includes amortization of goodwill, purchased intangible assets and stock-based compensation but excludes the charge for acquired IPR&D. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or the results that would have actually occurred had the acquisitions taken place at the beginning of fiscal 2000:

                                                         Year ended June 30,
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
                                                        (In thousands, except
                                                           per share data)
   Net revenues........................................    $74,340  $   62,091
   Net loss............................................     (2,083)     (4,455)
   Basic loss per share................................       (.05)      (0.13)
   Diluted loss per share..............................       (.05)      (0.13)

3. Components of Balance Sheet

 Inventories

   Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                                                   June 30,
                                                                ---------------
                                                                 2001     2000
                                                                -------  ------
                                                                (In thousands)
   Raw materials............................................... $ 6,752  $4,766
   Finished goods..............................................   6,526   1,488
                                                                -------  ------
                                                                 13,278   6,254
   Reserve for excess and obsolete inventory...................  (2,490)   (869)
                                                                -------  ------
                                                                $10,788  $5,385
                                                                =======  ======

                                LANTRONIX, INC.

                                 June 30, 2001


 Property and Equipment

   A summary of property and equipment, at cost, follows:

                                                                  June 30,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
                                                               (In thousands)
   Computer and office equipment.............................. $ 6,869  $ 2,561
   Furniture and fixtures.....................................   1,534      727
   Production and warehouse equipment.........................     995      603
   Transportation equipment...................................     144      175
                                                               -------  -------
                                                                 9,542    4,066
   Accumulated depreciation...................................  (4,050)  (2,718)
                                                               -------  -------
                                                               $ 5,492  $ 1,348
                                                               =======  =======

 Goodwill and Other Purchased Intangible Assets

   A summary of goodwill and other purchased intangible assets is as follows:

                                                                  June 30,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
                                                               (In thousands)
   Goodwill................................................... $43,025  $   --
   Other purchased intangible assets..........................  15,613    1,994
                                                               -------  -------
                                                                58,638    1,994
   Less: Accumulated amortization.............................  (3,037)  (1,408)
                                                               -------  -------
                                                               $55,601  $   586
                                                               =======  =======

4. Bank Line of Credit

   As of June 30, 2001, the Company had a bank line of credit, which provides for borrowings of up to $850,000, subject to borrowing base limitations, and bears interest at the rate of 7% per annum. Borrowings are collateralized by a continuing security interest in all of the assets of the Company. As of June 30, 2001, no borrowings were outstanding under this line of credit. The line of credit expires on March 26, 2002.

5. Stockholders' Equity

 Common Stock

   In May 2000, the Board of Directors and stockholders approved an increase in the number of authorized shares of common stock from 25,000,000 to 200,000,000 shares.

 Stock Split

   The Company effected a 4-for-1 split of its common stock in the form of a 100% stock dividend, effective upon the filing of a re-incorporation in Delaware in July 2000. All share numbers and per share amounts contained in these notes and in the accompanying consolidated financial statements have been retroactively restated to reflect these changes in the Company's capital structure.

                                LANTRONIX, INC.

                                 June 30, 2001


 Initial Public Offering

   On August 4, 2000, the Company completed its initial public offering (the "Offering") of common stock. The Company sold 6,000,000 shares, at a price of $10.00 per share. The Company received aggregate net proceeds from the Offering of $53,707,000.

 Employee Stock Purchase Plan

   In May 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (the Purchase Plan) effective upon the completion of the Offering. A total of 750,000 shares of common stock have been reserved for issuance under the Purchase Plan. The number of shares available for issuance pursuant to the Purchase Plan increases annually commencing in fiscal year 2001. The Purchase Plan permits participants to purchase common stock at six-month intervals through payroll deductions of up to 15% of the participant's compensation, as defined. Amounts deducted and accumulated by the participants are to be used to purchase shares of common stock at the end of each offering period, as defined, at 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period.

 Stock Option Plans

   The Company has in effect several stock-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members.

   At the discretion of the Board of Directors, the Company may make secured loans to option holders in amounts up to the exercise price of their options plus related taxes or permit the option holder to pay the exercise price in installments over a determined period. The Company had outstanding loans of $790,000 and $152,000 to officers for the exercise of options at June 30, 2001 and 2000, respectively. These notes are full-recourse, are secured by the shares of stock issued upon exercise, are interest bearing at rates ranging from 5.06% to 7.50% per annum, and are due three years from the exercise date. The Company also loaned $4,131,000 to officers during fiscal 2001 related to taxes on exercised stock options. These notes are non-recourse, are secured by the shares of stock issued upon exercise, are interest bearing at rates ranging from 5.19% to 7.50% per annum. Principal and any unpaid interest are due upon any transfer or disposition of the common stock.

   The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options generally have a term of 10 years and vest and become exercisable, generally over a four-year period.

   Under the Company's 1993 Incentive Stock Option Plan (the 1993 Plan), the Company has reserved 4,000,000 shares of common stock for the granting of options. Such options are to be granted at or above the fair market value of the Company's common stock on the date of grant. All stock options are to vest over a period determined by the Board of Directors (generally four years) and expire not more than ten years from the date of grant. As of June 30, 2001, 659,337 options were available for grant under the 1993 Plan.

   Under the Company's 1994 Nonstatutory Stock Option Plan (the 1994 Plan), the Company has reserved 10,000,000 shares of common stock for grant at prices and vesting periods to be determined by the Company's Board of Directors. In certain cases, the Company has granted options, which became fully vested on the date granted. As of June 30, 2001, 7,142,268 options were available for grant under the 1994 Plan.

                                LANTRONIX, INC.

                                 June 30, 2001


   Under the Company's 2000 Stock Plan (the 2000 Plan), the Company has reserved 2,000,000 shares of common stock for issuance pursuant to option grants. The number of shares available for issuance increases annually commencing in calendar year 2001. The Stock Plan also provided an initial automatic grant of an option to purchase 25,000 shares of common stock to a director who first became an outside director after the Offering. Each outside director is automatically granted an option to purchase 10,000 shares of common stock annually, subject to certain eligibility requirements. As of June 30, 2001, 561,724 options were available for grant under the 2000 Plan.

   As a result of the Company's acquisitions, the Company assumed stock options granted under stock option plans established by each acquired company; no additional options will be granted under those plans. As of June 30, 2001, 1,003,846 shares of common stock were reserved for issuance upon exercise of outstanding options assumed under these stock option plans.

   A summary of all stock option activity under the plans is as follows:

                                                                        Weighted
                                                                        average
                                                            Number of   exercise
                                                             options     price
                                                            ----------  --------
     Outstanding at June 30, 1998..........................  2,548,824   $0.11
       Granted.............................................  1,532,012    0.50
       Canceled............................................   (152,800)   0.17
       Exercised...........................................    (14,480)   0.21
                                                            ----------   -----
     Outstanding at June 30, 1999..........................  3,913,556    0.29
       Granted.............................................  2,941,644    2.32
       Canceled............................................    (58,732)   0.18
       Exercised........................................... (1,057,720)   0.20
                                                            ----------   -----
     Outstanding at June 30, 2000..........................  5,738,748    1.35
       Granted.............................................  2,482,436    4.94
       Canceled............................................   (654,767)   2.10
       Exercised........................................... (3,416,154)   0.40
                                                            ----------   -----
     Outstanding at June 30, 2001..........................  4,150,263   $4.17
                                                            ==========   =====
     Exercisable at June 30, 1999..........................  2,442,624
                                                            ==========
     Exercisable at June 30, 2000..........................  1,543,234
                                                            ==========
     Exercisable at June 30, 2001..........................  1,206,839
                                                            ==========

                                LANTRONIX, INC.

                                 June 30, 2001


   The weighted average exercise price of options outstanding and of options exercisable as of June 30, 2001 were as follows:

                                        Outstanding                Exercisable
                              -------------------------------- --------------------
                                           Weighted
                                            average
                                           remaining  Weighted             Weighted
                               Number of  contractual average              average
                                options      life     exercise   Options   exercise
   Range of Exercise Prices   outstanding   (years)    price   exercisable  price
   ------------------------   ----------- ----------- -------- ----------- --------
   $0 to $0.14.............      384,540     9.91      $0.10     103,519    $0.10
   $0.18 to $0.29..........       88,588     6.40       0.18      71,479     0.19
   $0.50...................      536,812     8.38       0.50     152,654     0.50
   $0.79 to $2.50..........      511,875     7.84       1.04     370,025     0.88
   $4.00 to $5.75..........    1,079,993     9.83       5.24     215,171     5.39
   $6.00 to $7.91..........    1,030,655     9.02       6.15     267,743     6.17
   $8.00 to $10.56.........      517,800     9.79       8.62      26,248     8.00

   At June 30, 2001, 13,517,438 shares of the Company's common stock are reserved for issuance pursuant to the stock option plans.

   In connection with the issuance of stock options to employees during the years ended June 30, 2001 and 2000, the Company has recorded deferred compensation of $4,184,000 and $10,061,000, respectively, net of forfeitures, representing the difference between the deemed fair value of the Company's common stock and the exercise price of the stock options at the date of grant. Deferred compensation for the year ended June 30, 2001 includes $4,011,000 for employee stock options assumed in acquisitions in accordance with FIN 44. The Company is amortizing the deferred compensation over the shorter of the period in which the employee provides services or the applicable vesting period, which is generally four years. For the years ended June 30, 2001 and 2000, stock-based compensation was approximately $3,106,000 and $1,119,000, respectively. The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares or if we assume employee stock options in connection with additional acquisitions of businesses. Deferred compensation is decreased in the period of forfeiture arising from the early termination of an option holder's services. No compensation expense related to stock options that existed for any other period has been recorded. The weighted average grant date fair value of options granted during the years ended June 30, 2001, 2000 and 1999 was $4.94, $4.67 and $0.14, respectively.

Pro Forma Disclosures of the Effect of Stock-based Compensation Plans

   Pro forma information regarding net income (loss) per share is required by Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123.

   The value of the Company's stock-based awards granted to employees prior to the Company's initial public offering in August 2000 was estimated using the minimum value method, which does not consider stock price volatility. Stock-based awards granted subsequent to the initial public offering have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company's stock price, determined in accordance with Statement No. 123, in arriving at an option valuation. Estimates and other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted prior to the initial public offering under the minimum value method.

                                LANTRONIX, INC.

                                 June 30, 2001


   The fair value of options granted after the initial public offering was estimated assuming no expected dividends, a weighted average expected life of five years, a weighted average risk-free interest rate of 6.2% and an expected volatility of 90%.

   The weighted average fair value of options granted to employees during 2001, 2000 and 1999 was $7.32, $4.67 and $0.14, respectively. For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying instruments. The results of applying Statement No. 123 to the Company's stock-based awards to employees would approximate the following:

                                                         Years ended June 30,
                                                         ----------------------
                                                          2001     2000   1999
                                                         -------  ------ ------
                                                         (In thousands, except
                                                            per share data)
   Net income (loss)
     As reported........................................ $(4,375) $1,055 $2,786
     Pro forma..........................................  (7,674)    838  2,738
   Basic earnings (loss) per share
     As reported........................................ $  (.12) $  .04 $  .10
     Pro forma..........................................    (.21)    .03    .10
   Diluted earnings (loss) per share
     As reported........................................ $  (.12) $  .03 $  .10
     Pro forma..........................................    (.21)    .02    .09

5. 401(k) Plan

   The Company has a savings plan (the "Plan") which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 15% of their base pay, subject to limitations. The Company's contributions are discretionary and are subject to limitations. For the years ended June 30, 2001, 2000 and 1999, the Company contributed $0.50 for each $1.00 of employee salary deferral contributions up to a maximum of 6% of the employee's annual gross wages, subject to limitations. Selling, general and administrative expenses include contributions of approximately $126,000, $149,000 and $93,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

                                LANTRONIX, INC.

                                 June 30, 2001


6. Income Taxes

   The provision (benefit) for income taxes is comprised of the following:

                                                         Year ended June 30,
                                                         ----------------------
                                                          2001    2000    1999
                                                         -------  -----  ------
                                                            (In thousands)
   Current:
     Federal...........................................  $   146  $(310) $  817
     State.............................................       (6)   (11)    329
     Foreign...........................................      222    172     110
                                                         -------  -----  ------
      Total current....................................      362   (149)  1,256
   Deferred:
     Federal...........................................   (1,091)   735    (161)
     State.............................................       46     63       3
     Foreign...........................................       21     --      --
                                                         -------  -----  ------
      Total deferred...................................   (1,024)   798    (158)
                                                         -------  -----  ------
        Total..........................................  $  (662) $ 649  $1,098
                                                         =======  =====  ======

   The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                                   June 30,
                                                                ---------------
                                                                 2001     2000
                                                                -------  ------
                                                                (In thousands)
   Deferred tax assets:
     Reserves not currently deductible......................... $ 2,203  $1,046
     State taxes...............................................      25      12
     Inventory capitalization..................................      --      55
     Depreciation..............................................     135     109
     Tax losses and credits....................................   5,421     123
                                                                -------  ------
                                                                  7,784   1,345
     Valuation allowance.......................................  (2,023)     --
                                                                -------  ------
   Total deferred tax assets...................................   5,761   1,345
   Deferred tax liabilities:
     Inventory capitalization..................................  (1,062)     --
     Identified intangibles....................................  (5,113)     --
     Deferred compensation.....................................  (3,250)   (923)
                                                                -------  ------
   Total deferred tax liabilities..............................  (9,425)   (923)
                                                                -------  ------
   Net deferred tax assets (liabilities)....................... $(3,664) $  422
                                                                =======  ======

                                LANTRONIX, INC.

                                 June 30, 2001


   A reconciliation of the income tax provision to taxes computed at the U.S. federal statutory rate is as follows:

                                                         Years ended June 30,
                                                         ----------------------
                                                          2001    2000    1999
                                                         -------  -----  ------
                                                            (In thousands)
   Federal income tax at statutory rate................. $(1,713) $ 579  $1,321
   State taxes (net of federal tax benefit).............      27     89     219
   Reduction of valuation allowance.....................      --     --    (456)
   Permanent differences................................     (43)    67      --
   Research and development credit......................    (263)   (96)     --
   Foreign sales corporation benefit....................     (35)  (130)    (53)
   Foreign tax rate variances...........................     214     56     109
   Deferred compensation................................     156    132      --
   Acquisition expenses.................................     995     --      --
   Other................................................      --    (48)    (42)
                                                         -------  -----  ------
                                                         $  (662)  $649  $1,098
                                                         =======  =====  ======

   As of June 30, 2001, the Company has net operating loss carryovers of $14,350,000 and $6,033,000 for federal and state income tax purposes, respectively. These losses relate primarily to employee stock option exercises, the benefit for which has been partially allocated directly to additional paid-in capital. The federal and state net operating loss carryovers begin to expire in years 2021 and 2011, respectively.

   In addition, the Company has research and development tax credit carryforwards of $405,000 and $350,000 for federal and state purposes, respectively. Federal tax credits begin to expire in 2020. California tax credits have no expiration.

   The Company has recorded a valuation allowance in the amount of $2,023,000 against that portion of deferred tax assets related to tax losses allocated directly to capital in excess of stated value. The valuation allowance was established due to uncertainties surrounding the realization of this deferred tax asset.

   Due to the "change of ownership" provision of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryfowards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

7. Commitments and Contingencies

 Leases

   The Company leases office equipment and its office and warehouse facilities under noncancelable operating leases. The Company subleased a portion of the office and warehouse facility in Irvine, California through November, 2001. In July 2000, the Company renewed its office and warehouse facility lease in Irvine, California commencing in August 2000 and expiring in July 2005.

                                LANTRONIX, INC.

                                 June 30, 2001


   The following schedule represents minimum lease payments for all noncancelable operating leases as of June 30, 2001.

   Fiscal year ending June 30:
     2002............................................................... $1,342
     2003...............................................................  1,221
     2004...............................................................  1,149
     2005...............................................................  1,051
                                                                         ------
       Total minimum lease payments..................................... $4,763
                                                                         ======

   Rent expense, including month-to-month rentals, totaled approximately $1,232,000, $591,000 and $643,000 for the years ended June 30, 2001, 2000 and
1999, respectively. Sublease income totaled approximately $119,000, $281,000 and $276,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

 Royalties

   The Company outsources a substantial portion of its engineering and production development activities under contract. Certain development contracts contain royalty provisions based upon sales and/or margin activity of the underlying products. Approximately $2,296,000, $2,168,000 and $2,011,000 is included in cost of sales in the accompanying consolidated statements of operations for the years ended June 30, 2001, 2000 and 1999, respectively, relating to royalties paid on applicable product sales. As of June 30, 2001 and 2000, accrued royalties were approximately $454,000 and $467,000, respectively, and are included in other current liabilities in the accompanying consolidated balance sheets.

 Marketing Rights

   Pursuant to an agreement dated September 27, 1998, the Company purchased marketing rights from an individual which allows the Company to sell products in certain geographical regions. Per the terms of the agreement, the Company paid $1,694,000 for the marketing rights. Additionally, the Company paid a sales commission to the same individual for sales of certain products made to various customers through December 31, 2000. The initial payment was amortized over a period of 27 months. The commission payments are expensed in the period of the related product sale. Commissions paid and amortization of marketing rights for the years ended June 30, 2001, 2000 and 1999 were $697,000, $2,727,000 and $1,580,000, respectively.

 Litigation

   From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial position, operating results or cash flows.

                                LANTRONIX, INC.

                                 June 30, 2001


8. Geographic and Significant Customer Information

 Revenue by Geographic Area

   Net revenue by geographic area is provided below:

                                                  Year ended June 30,
                                          -------------------------------------
                                             2001         2000         1999
                                          -----------  -----------  -----------
                                                (Amounts in thousands)
     America............................. $37,357  68% $30,269  67% $21,780  66%
     Europe..............................  15,710  28%  12,665  28%   9,530  29%
     Other...............................   2,131   4%   2,041   5%   1,670   5%
                                          ------- ---  ------- ---  ------- ---
       Total net revenues................ $55,198 100% $44,975 100% $32,980 100%
                                          ======= ===  ======= ===  ======= ===

   Accounts receivable attributable to international sales represented approximately 11% and 24% of total accounts receivable at June 30, 2001 and 2000, respectively.

   Substantially all of the Company's long-lived assets are located in the United States.

 Significant Customer Information

   Two domestic customers accounted for approximately 24%, 25% and 27% of the Company's net revenues for the years ended June 30, 2001, 2000 and 1999, respectively. Accounts receivable attributable to these two domestic customers accounted for approximately 42% and 34% of total accounts receivable at June 30, 2001 and 2000, respectively.

   One international customer, a related party due to common ownership by the Company's major stockholder, accounted for approximately 11%, 7% and 11% of the Company's net revenues for the years ended June 30, 2001, 2000 and 1999, respectively. Included in related party receivable in the accompanying consolidated balance sheets are approximately $1,804,000 and $211,000 due from this related party at June 30, 2001 and 2000, respectively. The Company also has an agreement with the same related international customer for the provision of technical support services to the Company at the rate of $7,500 per month ($5,000 per month through December 1998). Pursuant to the terms of the agreement, the Company paid $90,000, $90,000 and $75,000 during the years ended June 30, 2001, 2000 and 1999, respectively.

                                LANTRONIX, INC.

                                 June 30, 2000


9. Quarterly Financial Data (Unaudited)

   The following summarized unaudited quarterly financial data has been prepared using the consolidated financial statements of Lantronix:

                                                               Basic    Diluted
                                                             earnings  earnings
                                    Net    Gross  Net income  (loss)    (loss)
                                  Revenues Profit   (loss)   per share per share
                                  -------- ------ ---------- --------- ---------
                                      (in thousands, except per share data)
Fiscal year 2001
First quarter.................... $12,037  $6,688  $   (23)   $(0.00)   $(0.00)
Second quarter...................  12,465   6,776      (51)    (0.00)    (0.00)
Third quarter....................  14,125   7,743      (99)    (0.00)    (0.00)
Fourth quarter...................  16,570   7,409   (4,203)    (0.11)    (0.11)

Fiscal year 2000
First quarter.................... $10,875  $6,174  $   949    $ 0.03    $ 0.03
Second quarter...................  11,417   5,900      561      0.02      0.02
Third quarter....................  10,339   4,913     (375)    (0.01)    (0.01)
Fourth quarter...................  12,344   6,488      (80)    (0.00)    (0.00)

10. Subsequent Events

   On July 3, 2001, Digi International, Inc., filed a complaint in the United States District Court for the district of Minnesota claiming patent infringement and alleging that certain of Lantronix's Multiport Device Servers, including the ETS line of products, when coupled with a device driver called the Comm Port Redirector Software, infringe upon U.S. Patent No. 6,047,319 owned by Digi. Digi alleges that Lantronix has willfully and intentionally infringed Digi's patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorneys fees, interest and costs. On August 17, 2001, Lantronix filed its answer to the complaint, asserting affirmative defenses, and counterclaiming for a declaratory judgment that the patent in issue is invalid. Lantronix believes that a pre-trial conference will take place before November 30, 2001, however, to date, discovery has not begun and a trial date has not been set. Based on the facts known to date, Lantronix believes that the claims are without merit and intends to vigorously defend this suit.

   In July 2001, the Company completed a public offering of 9,200,000 shares of its common stock, including an underwriter's over-allotment option to purchase an additional 1,200,000 shares, at an offering price of $8.00 per share. The Company sold 6,000,000 shares and selling stockholders sold 2,000,000 shares of the primary offering. Additionally, the Company sold 400,500 shares and selling stockholders sold 133,500 shares of the over-allotment option. The Company received net aggregate proceeds of approximately $47.8 million after deducting underwriting discounts, commissions and offering costs.

   In August 2001, the Company issued 250,000 stock options to employees and removed the revenue targets and related commitments entered into in connection with the purchase of the U.S. software. The estimated value of $500,000 related to these stock options will be accounted for as compensation expense over the vesting period of the options of up to four years.

   In September 2001, the Company entered into definitive agreements with Synergetic, a provider of embedded network communications solutions, to acquire all of the outstanding capital stock of Synergetic, and to assume each outstanding option to acquire Synergetic common stock. The acquisition is subject to the receipt

                                LANTRONIX, INC.

                                 June 30, 2000

of approval by no less than 90% of the Synergetic shareholders and other customary conditions. The purchase price that the Company would pay to the Synergetic shareholders depends upon the "average trading price" of the Company's common stock, with average trading price defined as the average of the closing prices of a share of the Company's common stock, as reported on The Nasdaq Stock Market, for the ten business day period ending on the fourth business day prior to the closing of the acquisition.

  . If this average trading price is less than or equal to $9.925 and greater than or equal to $5.955, the Company will pay the Synergetic shareholders an aggregate of $3,100,000 in cash and $13,200,000 in value of unregistered shares of the Company's common stock, valued using the average trading price.

  . If the average trading price of the Company's common stock is greater than $9.925, the Company will pay the Synergetic shareholders an aggregate of $3,100,000 in cash and 1,329,975 shares of common stock.

  . If the average trading price of the Company's common stock is less than $5.955, the Company would pay the Synergetic shareholders an aggregate of $3,100,000 in cash and 2,216,625 shares of common stock, except to the extent the value of the aggregate cash payment to the Synergetic shareholders is greater than one-fourth of the value of the shares of the common stock to which they are entitled (valued at the average trading price), the cash payment shall be reduced by $5.955 and the shares of the Company's common stock being issued shall be increased by one share successively until the cash equals one-fourth of the value of the common stock (valued at the average trading price). The shifting of consideration from cash into common stock is designed to comply with certain federal income tax provisions governing corporate reorganizations.

   In September 2001, the Company purchased a convertible promissory note from Xanboo Inc. in the principal amount of $1.5 million. The note has a ten year maturity and will automatically convert into the next round of equity securities of Xanboo that raises at least $5 million. If Xanboo does not complete such a financing prior to February 1, 2002, the Company can convert the note into a newly created series of preferred stock. The Company are considering investing additional money in this company as well as other companies.

                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   The following Exhibits are attached hereto and incorporated herein by reference.

 Exhibit
  Number                        Description of Document
 -------                        -----------------------

  3.1*    Certificate of Incorporation of registrant.

  3.4**   Bylaws of the registrant.

  4.1**   Form of registrant's common stock certificate.

 10.1**   Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.

 10.2**   1993 Stock Option Plan and forms of agreements thereunder.

 10.3**   1994 Nonstatutory Stock Option Plan and forms of agreements thereunder.

 10.4***  2000 Stock Plan and forms of agreements thereunder.

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

 10.11**  Loan and Security Agreement between registrant and Silicon Valley
           Bank.

 10.12+** Research and Development Agreement between registrant and Gordian.

 10.13+** Distributor Contract between registrant and Tech Data Corporation.

 10.14+** Distributor Contract between registrant and Ingram Micro Inc.

 21.1     Subsidiaries of registrant.

 23.1     Consent of Independent Auditors.

 24.1     Power of Attorney (see page II-2).

--------
* Incorporated by reference to the same numbered exhibit previously filed with Lantronix's Registration Statement on Form S-1 (SEC file no. 333-37508) originally filed May 19, 2000.

** Incorporated by reference to the same numbered exhibit previously filed with Lantronix's Registration Statement on Form S-1, Amendment No. 1, (SEC file no. 333-37508) originally filed June 13, 2000.

*** Incorporated by reference to the same numbered exhibit previously filed with Lantronix's Registration Statement on Form S-1, Amendment No. 1, (SEC file no. 333-63030) originally filed June 14, 2001.

+  Confidential treatment granted as to portions of this exhibit.

                         FINANCIAL STATEMENT SCHEDULES

(1) Report of Independent Auditors on Financial Statement Schedule.......... S-1
(2) Schedule II--Valuation and Qualifying Accounts.......................... S-2

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act of 1933, as amended, Lantronix has duly caused this Registration Statement on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 28th day of September, 2001.

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

             Signature                           Title                    Date
             ---------                           -----                    ----

        /s/ Bernhard Bruscha         Chairman of the Board         September 28, 2001
____________________________________
          Bernhard Bruscha

       /s/ Frederick G. Thiel        Chief Executive Officer,      September 28, 2001
____________________________________  President, Director
         Frederick G. Thiel           (Principal Executive
                                      Officer)

        /s/ Steven V. Cotton         Chief Financial Officer and   September 28, 2001
____________________________________  Chief Operating Officer
          Steven V. Cotton            (Principal Financial and
                                      Accounting Officer)

                                     Director
____________________________________
          Thomas W. Burton


          /s/ H. K. Desai            Director                      September 28, 2001
____________________________________
            H. K. Desai


                                     Director
____________________________________
          Howard T. Slayen

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Lantronix, Inc.

   We have audited the consolidated financial statements of Lantronix, Inc. as of June 30, 2001 and 2000, and for each of the three years in the period ended June 30, 2001, and have issued our report thereon dated August 8, 2001, (except for Note 10, as to which the date is September 28, 2001). Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Orange County, California
August 8, 2001, except for
 Note 10, as to which the date
 is September 28, 2001

                                  SCHEDULE II

                                LANTRONIX, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                              Balance    Charged
                                At     (recovered)  Charged             Balance
                             Beginning to Costs and To Other            End of
        Description          Of Period   Expenses   Accounts Deductions Period
        -----------          --------- ------------ -------- ---------- -------
Year ended June 30, 1999:
  Allowance for doubtful
   accounts.................  $  452      $(136)     $   --    $  113   $  203
  Reserve for excess and
   obsolete inventory.......   1,141        637          --     1,011      767
  Accrued warranties........     496        153          --        30      619
                              ------      -----      ------    ------   ------
    Total...................  $2,089      $ 654      $   --    $1,154   $1,589
                              ======      =====      ======    ======   ======
Year ended June 30, 2000:
  Allowance for doubtful
   accounts.................  $  203      $   1      $   --    $   45   $  159
  Reserve for excess and
   obsolete inventory.......     767        570          --       468      869
  Accrued warranties........     619        260          --       334      545
                              ------      -----      ------    ------   ------
    Total...................  $1,589      $ 831      $   --    $  847   $1,573
                              ======      =====      ======    ======   ======
Year ended June 30, 2001:
  Allowance for doubtful
   accounts.................  $  159      $ 108      $  138    $   --   $  405
  Reserve for excess and
   obsolete inventory.......     869        188       1,825       392    2,490
  Accrued warranties........     545         63          --        46      562
                              ------      -----      ------    ------   ------
    Total...................  $1,573      $ 359      $1,963    $  438   $3,457
                              ======      =====      ======    ======   ======