Form 10-Q
period 2001-09-30
LANTRONIX INC
filed 2001-11-14
CIK 1114925

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to ___________.

                       Commission file number: 333-37508

                                 -------------

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

                                 -------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of October 31, 2001, 49,985,328 shares of the Registrant's common stock were outstanding.

================================================================================

                                LANTRONIX, INC.

                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                     INDEX

                                                                                                                            Page
                                                                                                                         -------
PART I.       FINANCIAL INFORMATION....................................................................................        2

Item 1.       Financial Statements.....................................................................................        2

              Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited) and June 30, 2001................        2

              Unaudited Condensed Consolidated Statements of Operations for the Three Months
              Ended September 30, 2001 and 2000........................................................................        3

              Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended
              September 30, 2001 and 2000..............................................................................        4

              Notes to Unaudited Condensed Consolidated Financial Statements...........................................        5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations....................        9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk...............................................       22

PART II.      OTHER INFORMATION........................................................................................       23

Item 1.       Legal Proceedings........................................................................................       23

Item 2.       Change in Securities and Use of Proceeds.................................................................       23

Item 3.       Defaults Upon Senior Securities..........................................................................       23

Item 4.       Submission of Matters to a Vote of Security Holders......................................................       23

Item 5.       Other Information........................................................................................       23

Item 6.       Exhibits and Reports on Form 8-K.........................................................................       23

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                LANTRONIX, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                                  September 30,      June 30,
                                                                                                 --------------    ------------
                                                                                                      2001             2001
                                                                                                      ----             ----
                                                                                                  (Unaudited)
                                             ASSETS
                                             ------
Current assets:
  Cash and cash equivalents....................................................................        $ 58,223         $ 15,367
  Short-term investments.......................................................................           1,974            1,973
  Accounts receivable, net.....................................................................          18,533           14,175
  Related party receivable.....................................................................             553            1,804
  Inventories..................................................................................           9,980           10,788
  Deferred income taxes........................................................................           2,231            2,231
  Prepaid income taxes.........................................................................             543              973
  Prepaid expenses and other current assets....................................................           4,666            3,805
                                                                                                       --------         --------

    Total current assets.......................................................................          96,703           51,116
Property and equipment, net....................................................................           6,367            5,492
Goodwill and other purchased intangible assets, net............................................          54,977           55,601
Long-term investments..........................................................................           3,287            2,424
Other assets...................................................................................           4,928            4,911
                                                                                                       --------         --------
    Total assets...............................................................................        $166,262         $119,544
                                                                                                       ========         ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
Current liabilities:
  Accounts payable.............................................................................        $  5,681         $  5,698
  Accrued payroll and related expenses.........................................................           1,534            1,243
  Other current liabilities....................................................................           3,487            3,742
                                                                                                       --------         --------

    Total current liabilities..................................................................          10,702           10,683
Deferred income taxes..........................................................................           5,895            5,895

Stockholders' equity:..........................................................................
  Common stock.................................................................................               5                4
  Additional paid-in capital...................................................................         157,757          109,871
  Employee notes receivable....................................................................            (790)            (790)
  Deferred compensation........................................................................          (9,253)         (10,020)
  Retained earnings............................................................................           2,230            4,052
  Accumulated other comprehensive loss.........................................................            (284)            (151)
                                                                                                       --------         --------
    Total stockholders' equity.................................................................         149,665          102,966
                                                                                                       --------         --------
    Total liabilities and stockholders' equity.................................................        $166,262         $119,544
                                                                                                       ========         ========


                            See accompanying notes.

                                LANTRONIX, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                                                            Three Months Ended
                                                                                                            ------------------
                                                                                                               September 30,
                                                                                                               -------------
                                                                                                            2001            2000
                                                                                                         -------         -------
Net revenues (A)...............................................................................          $16,863         $12,037
Cost of revenues (B) (C).......................................................................            7,932           5,349
                                                                                                         -------         -------
Gross profit...................................................................................            8,931           6,688
                                                                                                         -------         -------
Operating expenses:............................................................................
  Selling, general and administrative (C)......................................................            7,577           5,153
  Research and development (C).................................................................            2,092           1,052
  Stock-based compensation (C).................................................................            1,199             663
  Amortization of purchased intangible assets..................................................              286             203
                                                                                                         -------         -------
Total operating expenses.......................................................................           11,154           7,071
                                                                                                         -------         -------
Loss from operations...........................................................................           (2,223)           (383)
Interest income (expense), net.................................................................              536             497
Other income (expense), net....................................................................             (335)            (74)
                                                                                                         -------         -------
Income (loss) before income taxes..............................................................           (2,022)             40
Provision (benefit) for income taxes...........................................................             (200)             63
                                                                                                         -------         -------
Net loss.......................................................................................          $(1,822)        $   (23)
                                                                                                         =======         =======
Basic and diluted loss per share...............................................................           $(0.04)         $(0.00)
                                                                                                         =======         =======
Weighted average shares (basic and diluted)....................................................           47,500          32,817
                                                                                                         =======         =======
(A) Includes net revenues from related parties.................................................          $   199         $   790
                                                                                                         =======         =======
(B) Cost of revenues includes the following:
      Amortization of purchased intangible assets..............................................          $   338         $    --
                                                                                                         =======         =======
(C) Excludes stock-based compensation as follows:
      Cost of revenues.........................................................................          $    27         $    11
      Selling, general and administrative expenses.............................................              833             571
      Research and development expenses........................................................              339              81
                                                                                                         -------         -------
                                                                                                         $ 1,199         $   663
                                                                                                         =======         =======


                            See accompanying notes.

                                LANTRONIX, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                  Three Months Ended
                                                                                                  ------------------
                                                                                                    September 30,
                                                                                                    -------------
                                                                                                    2001       2000
                                                                                                    ----       ----
Cash flows from operating activities:
Net loss.......................................................................................   $(1,822)   $   (23)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation.................................................................................       560        157
  Amortization of purchased intangible assets..................................................       624        203
  Stock-based compensation.....................................................................     1,199        663
  Provision for doubtful accounts..............................................................       165         76
  Revaluation of strategic investment..........................................................       500         --
  Changes in operating assets and liabilities:
    Accounts receivable........................................................................    (3,272)      (965)
    Inventories................................................................................       808     (2,032)
    Prepaid income taxes.......................................................................       430         75
    Prepaid expenses and other current assets..................................................      (877)        40
    Accounts payable...........................................................................       (18)      (121)
    Other current liabilities..................................................................        37       (563)
                                                                                                  -------    -------
Net cash used in operating activities..........................................................    (1,666)    (2,490)
                                                                                                  -------    -------
Cash flows from investing activities:
  Purchase of property and equipment, net......................................................    (1,435)    (1,152)
  Purchase of minority investments, net.... ...................................................    (1,524)        --
                                                                                                  -------    -------
Net cash used in investing activities..........................................................    (2,959)    (1,152)
                                                                                                  -------    -------
Cash flows from financing activities:..........................................................
  Net proceeds from underwritten offerings of common stock.....................................    47,113     54,286
  Net proceeds from other issuances of common stock............................................       341         12
                                                                                                  -------    -------
Net cash provided by financing activities......................................................    47,454     54,298
Effect of foreign exchange rates on cash.......................................................        27         (6)
                                                                                                  -------    -------
Increase in cash and cash equivalents..........................................................    42,856     50,650
Cash and cash equivalents at beginning of period...............................................    15,367      1,988
                                                                                                  -------    -------
Cash and cash equivalents at end of period.....................................................   $58,223    $52,638
                                                                                                  =======    =======


                            See accompanying notes.

                                LANTRONIX, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001

1.  Basis of Presentation

    The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the "Company") at September 30, 2001, and the consolidated results of its operations and cash flows for the three months ended September 30, 2001 and 2000. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

    The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2001, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

2.  Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS Nos. 141 and 142. Other intangible assets will continue to be amortized over their useful lives.

    The Company has elected to early adopt the new rules on accounting for goodwill and other intangibles as of July 1, 2001. For the three months ended September 30, 2001, early adoption resulted in non-amortization of goodwill of $1.7 million or $0.03 per share based on the weighted average shares outstanding for the three months ended September 30, 2001. The Company expects to perform the first of the required impairment tests of goodwill under the new rules as of April 1, 2002. The Company has not yet determined what the effect of these tests will be on the consolidated results of operations and financial position of the Company.

3.  Loss per Share

    Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by adjusting outstanding shares assuming any dilutive effects of options. However, these shares are excluded due to the extent of their antidilutive effect for periods in which the Company incurred a net loss. The following table sets forth the computation of loss per share (In thousands, except per share amounts):

                                                                    Three Months Ended
                                                             --------------------------------
                                                                      September 30,
                                                             --------------------------------
                                                                       2001            2000
                                                                       ----            ----
Numerator: Net loss..........................................        $(1,822)        $   (23)
                                                                     -------         -------
Denominator:
 Weighted-average shares outstanding.........................         48,140          32,817
 Less: Non-vested common shares outstanding..................           (640)             --
                                                                     -------         -------
Denominator for basic and diluted loss per share.............         47,500          32,817
                                                                     =======         =======

Basic and diluted loss per share.............................        $ (0.04)        $ (0.00)
                                                                     =======         =======

4.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                            September 30,       June 30,
                                                                2001              2001
                                                                ----              ----
                                                              (Unaudited)
                                                                  (In thousands)
  Raw materials.........................................        $ 4,816          $ 6,752
  Finished goods........................................          7,554            6,526
                                                                -------          -------
                                                                 12,370           13,278
  Reserve for excess and obsolete inventory.............         (2,390)          (2,490)
                                                                -------          -------
                                                                $ 9,980          $10,788
                                                                =======          =======

5.  Long-term investments

    In September 2001, the Company purchased a convertible promissory note from Xanboo Inc. in the principal amount of $1.5 million. The note has a ten year maturity and will automatically convert into the next round of equity securities of Xanboo that raises at least $5.0 million. If Xanboo does not complete such a financing prior to February 1, 2002, the Company can convert the note into a newly created series of preferred stock of Xanboo. The Company is considering investing additional money in this company as well as other companies. See Note 8.

    The Company periodically reviews its investments for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. During the three months ended September 30, 2001, the Company recorded a $500,000 write-down of a strategic investment. This amount is included within the condensed consolidated statement of operations as other expense.

6.  Stockholders' Equity

    In July 2001, the Company completed a public offering of 9,200,000 shares of its common stock, including an underwriter's over-allotment option to purchase an additional 1,200,000 shares, at an offering price of $8.00 per share. The Company sold 6,000,000 shares and selling stockholders sold 2,000,000 shares of the primary offering. Additionally, the Company sold 400,500 shares and selling stockholders sold 133,500 shares of the over-allotment option. The Company received net proceeds of approximately $47.1 million in connection with this offering.

    In August 2001, the Company issued 250,000 stock options to employees and removed the revenue targets and related commitments entered into in connection with the purchase of U.S. Software. The estimated value of $481,000 related to these stock options will be accounted for as compensation expense over the vesting period of the options of up to four years.

7.  Comprehensive Loss

    SFAS No. 130, Reporting Comprehensive Income (Loss), establishes standards for reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements. Other comprehensive loss includes foreign currency translations adjustments and net unrealized losses on investments. The components of comprehensive loss are as follows:

                                                               Three Months ended
                                                               ------------------
                                                                  September 30,
                                                                  -------------
                                                                2001              2000
                                                                ----              ----
Net loss...................................................   $(1,822)            $ (23)
Other comprehensive loss:..................................
 Change in net unrealized loss on investment...............      (160)               --
 Change in accumulated translation adjustments.............        27                (6)
                                                              -------             -----

Total comprehensive loss...................................   $(1,955)            $ (29)
                                                              =======             =====

8.  Litigation

    From time to time we have received letters claiming that our products infringe upon patents or other intellectual property of third-parties. On July 3, 2001, Digi International, Inc. filed a complaint against us in the United States District Court for the District of Minnesota claiming patent infringement and alleging that certain of our Multiport Device Servers, specifically our ETS line of products, when coupled with a device driver called the Comm Port Redirector, infringe upon U.S. Patent No. 6,047,319 owned by Digi. Digi alleges that Lantronix has willfully and intentionally infringed Digi's patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorney's fees, interest and costs. On August 17, 2001, Lantronix filed its answer to the complaint, asserting affirmative defenses, and counterclaiming for a declaratory judgment that the patent in issue is invalid. To date discovery has not begun and a trial date has not been set. Based on the facts known to date, Lantronix believes that the claims are without merit and intends to vigorously defend this suit.

9.  Subsequent Events

    On October 18, 2001, the Company completed the acquisition of Synergetic Micro Systems, Inc. (Synergetic), a provider of embedded network communication solutions. In connection with the acquisition, the Company paid cash consideration of $3.0 million and issued an aggregate of 2,234,715 shares of its common stock in exchange for all outstanding shares of Synergetic common stock and reserved 615,685 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Synergetic. The transaction was exempt from registration pursuant to section 4
(2) of the Securities Act of 1933, as amended. Portions of the cash consideration and shares issued will be held in escrow pursuant to the terms of the acquisition agreement. In connection with the acquisition, the Company will record a one-time charge for purchased in-process research and development expenses related to the acquisition in its second fiscal quarter ending December 31, 2001.

    In October 2001, the Company purchased an additional $1.5 million convertible promissory note from Xanboo Inc. The note has a ten year maturity and will automatically convert into the next round of equity securities of Xanboo that raises at least $5.0 million. If Xanboo does not complete such a financing prior to February 1, 2002, the Company can convert the note into a newly created series of preferred stock of Xanboo.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    You should read the following discussion and analysis in conjunction with the Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in other reports filed with the SEC, including our Registration Statements on Form S-1, our Annual Report on Form 10-K for the year ended June 30, 2001 and our subsequent reports on Form 8-K, that discuss our business in greater detail.

    The sections entitled "Risk Factors That May Affect Future Results of Operations" set forth below, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

    This report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income (loss), the need for additional capital, market acceptance of our products, our ability to consummate acquisitions and integrate their operations successfully, our ability to achieve further product integration, the status of evolving technologies and their growth potential and our production capacity. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

    Lantronix designs network-enabling and system management solutions consisting of hardware and software that permit almost any electronic device to be accessed, managed, controlled over the Internet, Intranets or other networks. Since our inception in 1989, we have developed an array of network-enabling products including external Device Servers, embedded Device Servers, Multiport Device Servers, Print Servers and other products. Beginning in fiscal year 1999, we began to experience an increase in sales of our Device Servers reflecting our focus on this higher margin product line. At the same time, we began to experience a decline in sales of Print Server and other products as we shifted resources to our Device Server business, which we believe represents a greater opportunity for long-term growth. We believe sales in our Device Server business will continue to represent an increasing percentage of our net revenues in the future. Our strategy for continuing to increase sales of our Device Server product line involves a two-fold approach. First, we intend to substantially increase our research and development expenditures to enhance our Device Server product line and develop new products. Second, we intend to grow our Device Server business through strategic acquisitions, investments and partnerships, which we believe will support our product lines and allow us to secure additional intellectual property, increase our customer base and provide access to new markets.

    Our products are sold to original equipment manufacturers (OEMs), value added resellers (VARs), systems integrators and distributors, as well as directly to end-users. One of our distributors, Ingram Micro, accounted for 13.8% of our net revenues for the three months ended September 30, 2001, compared to 11.5% for the three months ended September 30, 2000. Another distributor, Tech Data, accounted for 7.3% of our net revenues for the three months ended September 30, 2001, compared to 15.2% for the three months ended September 30, 2000. Transtec AG, an international OEM and related party due to common ownership by our Chairman and major stockholder, accounted for no net revenues for the three months ended September 30,

2001, compared to 6.6% for the three months ended September 30, 2000.

    In July 2001, the Company completed a public offering of 9,200,000 shares of its common stock, including an underwriter's over-allotment option to purchase an additional 1,200,000 shares, at an offering price of $8.00 per share. The Company sold 6,000,000 shares and selling stockholders sold 2,000,000 shares of the primary offering. Additionally, the Company sold 400,500 shares and selling stockholders sold 133,500 shares of the over-allotment option. The Company received net proceeds of approximately $47.1 million in connection with this offering.

    On October 18, 2001, we completed the acquisition of Synergetic Micro Systems, Inc. (Synergetic), a provider of embedded network communication solutions. In connection with the acquisition, we paid cash consideration of $3.0 million and issued an aggregate of 2,234,715 shares of our common stock in exchange for all outstanding shares of Synergetic common stock and reserved 615,685 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Synergetic. The transaction was exempt from registration pursuant to section 4 (2) of the Securities Act of 1933, as amended. Portions of the cash consideration and shares issued will be held in escrow pursuant to the terms of the acquisition agreement. In connection with the acquisition, we will record a one-time charge for purchased in-process research and development expenses related to the acquisition in the second fiscal quarter ending December 31, 2001.

    In September and October 2001, we purchased convertible promissory notes from Xanboo Inc. totaling $3.0 million. The notes have ten year maturities and will automatically convert into the next round of equity securities of Xanboo that raises at least $5.0 million. If Xanboo does not complete such a financing prior to February 1, 2002, we can convert the notes into a newly created series of preferred stock of Xanboo. We are considering investing additional money in this company as well as other companies.

    Net revenue is generally recognized upon product shipment. We grant certain distributors limited rights to return products and provide price protection for inventories held by certin resellers at the time of published price reductions. The Company establishes an estimated allowance for future product returns based on historical returns experience when the related revenue is recorded and provides for appropriate price protection reserves when pricing adjustments are approved. Revenue from licensed software is recognized at the time of shipment, provided that we have vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered.

    Stock-based compensation primarily relates to deferred compensation recorded in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. Deferred compensation also includes the value of employee stock options assumed in connection with the acquisitions of United States Software Corporation (USSC) and Lightwave Communication (Lightwave) calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction to stockholders' equity and is amortized over the vesting period of the related stock options, which is generally four years. At September 30, 2001, a deferred compensation balance of $9.3 million remains and will be amortized as follows: $2.2 million in the remainder of fiscal 2002, $3.0 million in fiscal 2003, $2.5 million in fiscal 2004, $1.4 million in fiscal 2005 and $153,000 in fiscal 2006. The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares or if we assume employee stock options in connection with additional acquisitions of businesses. The amount of stock-based compensation actually recognized in future periods could decrease if options for which deferred compensation has been recorded are forfeited.

Results of Operations for the Three Months Ended September 30, 2001 compared to the Three Months Ended September 30, 2000

The following table sets forth certain statement of operations data expressed as a percentage of total net revenues:

                                                                  Three Months
                                                                  ------------
                                                                     Ended
                                                                     -----
                                                                 September 30,
                                                                 -------------
                                                                  2001            2000
                                                                ------           -----
Net revenues..................................................   100.0%          100.0%
Cost of revenues..............................................    47.0            44.4
                                                                ------           -----

Gross profit..................................................    53.0            55.6
                                                                ------           -----
Operating expenses:...........................................
  Selling, general and administrative.........................    44.9            42.8
  Research and development....................................    12.4             8.7
  Stock based-compensation....................................     7.1             5.5
  Amortization of purchased intangible assets.................     1.7             1.7
                                                                ------           -----

  Total operating expenses....................................    66.1            58.7
                                                                ------           -----

Loss from operations..........................................   (13.2)           (3.2)
Interest income (expense), net................................     3.2             4.1
Other income (expense), net...................................    (2.0)           (0.6)
                                                                ------           -----

Income (loss) before income taxes.............................   (12.0)            0.3
Provision (benefit) for income taxes..........................    (1.2)            0.5
                                                                ------           -----
Net loss......................................................  (10.8)%          (0.2)%
                                                                ======           =====

Net Revenues

    Net revenues increased $4.8 million, or 40.1%, to $16.9 million for the three months ended September 30, 2001 from $12.0 million for the three months ended September 30, 2000. The increase was primarily attributable to an increase in net revenues of our Multiport Device Server products, partially offset by a decline in our Device Server, Print Server and other products. Multiport Device Server net revenues increased $5.5 million, or 183.2%, to $8.5 million or 50.6% of net revenues for the three months ended September 30, 2001 from $3.0 million or 25.0% of net revenues for the three months ended September 30, 2000. The increase in our Multiport Device Server net revenues is primarily attributable to the acquisition of Lightwave. Device Server net revenues decreased $367,000, or 4.6%, to $7.7 million or 45.4% of net revenues for the three months ended September 30, 2001 from $8.0 million or 66.7% of net revenues for the three months ended September 30, 2000. Device Server net revenues for the three months ended September 30, 2001 includes $501,000 of software revenue generated from USSC. No software revenue was recorded for the three months ended September 30, 2000. Print Server and other net revenues decreased $322,000, or 32.2%, to $677,000, or 4.0% of net revenues for the three months ended September 30, 2001 from $1.0 million, or 8.3% of net revenues for the three months ended September 30, 2000. The decreases in our Print Server and other products net revenues are due to a more rapid transition to our Multiport Device Server and Device Server products.

    Net revenues generated from sales in the Americas increased $6.0 million, or 68.3%, to $14.8 million or 87.5% of net revenues for the three months ended September 30, 2001 from $8.8 million or 72.9% of net revenues for the three months ended September 30, 2000. Our net revenues derived from customers located in Europe decreased $1.0 million, or 38.6%, to $1.6 million or 9.8% of net revenues for the three months ended September 30, 2001 from $2.7 million or 22.3% of net revenues for the three months ended September 30, 2000. Our net revenues derived from customers located in Europe as a percentage of total net revenues decreased due to the acquisition of Lightwave who primarily sells in the Americas. Our net revenues derived from customers located in other geographic areas decreased slightly to $453,000 or 2.7% of net revenues for the three months ended September 30, 2001 from $585,000 or 4.9% of net revenues for the three months ended September 30, 2000.

Gross Profit

    Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers and associated overhead costs. Additionally, cost of revenues for the three months ended September 30, 2001 consisted of $338,000 of non-cash amortization of acquisition-related charges. No charges were recorded for the three months ended September 30, 2000. As part of our agreement with Gordian, Inc., an outside research and development firm, a royalty charge is included in cost of revenues and is calculated based on the related products sold. Gross profit increased by $2.2 million, or 33.5%, to $8.9 million or 53.0% of net revenues for the three months ended September 30, 2001 from $6.7 million or 55.6% of net revenues for the three months ended September 30, 2000. For the three months ended September 30, 2001 and 2000, Gordian royalties were $416,000 and $522,000, respectively. The increase in gross profit was mainly attributable to the significant increase in the Multiport Device Server product. The decrease in gross profit as a percentage of net revenues is primarily attributable to non-cash amortization of acquisition related charges, volume-pricing agreements and competitive pricing strategies.

Selling, General and Administrative

    Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, and professional fees. Selling, general and administrative expenses increased $2.4 million, or 47.0%, to $7.6 million or 44.9% of net revenues for the three months ended September 30, 2001 from $5.2 million or 42.8% of net revenues for the three months ended September 30, 2000. This increase is due primarily to depreciation of deployed fixed assets, increased personnel-related costs and facilities costs from the acquisitions of USSC and Lightwave as well as hiring of sales personnel, legal and other professional fees. We expect selling, general and administrative expenses in absolute dollars will continue to increase in the foreseeable future to support the global expansion of our operations and decrease as a percentage of net revenues due to increased net revenue.

Research and Development

    Research and development expenses consist primarily of salaries and the related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses increased $1.0 million, or 98.9%, to $2.1 million or 12.4% of net revenues for the three months ended September 30, 2001 from $1.1 million or 8.7% of net revenues for the three months ended September 30, 2000. This increase resulted primarily from increased personnel- related costs due to the acquisition of USSC and Lightwave as well as hiring of senior management and expenses related to new product development.

Stock-based Compensation

    Stock-based compensation generally represents the amortization of deferred compensation. We recorded approximately $496,000 of deferred compensation for the three months ended September 30, 2001 and a total of $4.2 million of deferred compensation in fiscal 2001. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years. Stock-based compensation increased $536,000 or 80.8% to $1.2 million or 7.1% of net revenues for the three months ended September 30, 2001 from $663,000 or 5.5% of net revenues for the three months ended September 30, 2000. The increase in stock-based compensation primarily reflects stock options assumed in two purchase transactions completed during fiscal 2001 that were accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25. We expect to incur additional stock-based compensation in future periods as a result of the continued amortization of deferred compensation related to these and other stock option grants.

Amortization of Purchased Intangible Assets

    In connection with the two purchase transactions completed during fiscal 2001, we recorded approximately $56.6 million of goodwill and purchased intangible assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. Purchased intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally three to seven years. The amortization of purchased intangible assets increased $83,000 or 40.9%, to $286,000 or 1.7% of net revenues for the three months ended September 30, 2001 from $203,000 or 1.7% of net revenues for the three months ended September 30, 2000. In addition, approximately $337,000 of amortization of purchased intangible assets has been classified as cost of revenue for the three months ended September 30, 2001. No comparable amortization of purchased intangible assets was classified as cost of revenue for the three months ended September 30, 2000.

    In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS Nos. 141 and 142. Other intangible assets will continue to be amortized over their useful lives.

    We have applied the new rules on accounting for goodwill and other intangible assets beginning July 1, 2001. For the three months ended September 30, 2001, adoption of these new rules resulted in non-amortization of goodwill totaling $1.7 million or $0.03 per share based on the weighted average shares outstanding for the three months ended September 30, 2001. We expect to perform the first of the required impairment tests of goodwill under the new rules as of April 1. 2002. We have not yet determined what the effect of these tests will be on our consolidated results of operations and financial position.

Interest Income (Expense), Net

    Interest income (expense), net consists primarily of interest earned on cash, cash equivalents, short-term and long-term investments. Interest income (expense), net was $536,000 and $497,000 for the three months ended September 30, 2001 and 2000, respectively. The increase is primarily due to higher average investment balances for the three months ended September 30, 2001 compared to September 30, 2000, as a result of the proceeds from our secondary public offering completed in July 2001.

Other Income (Expense), Net

    Other income (expense), net consists primarily of the revaluation of a strategic investment and the effects of exchange gains and losses from foreign currency transactions. Other income (expense), net was $(335,000) and $(74,000) for the three months ended September 30, 2001 and 2000, respectively. The increase is primarily attributable to the $500,000 revaluation of a strategic investment, less gains on foreign currency translation.

Provision for Income Taxes

    The Company utilizes the liability method of accounting for income taxes as set forth in Financial Accounting Standards Board ("FASB") Statement No. 109, Accounting for Income Taxes.

Liquidity and Capital Resources

    Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consisting of money-market funds and commercial paper totaled $58.2 million at September 30, 2001. Short-term investments consist of investments maturing in twelve months or less and totaled $2.0 million at September 30, 2001. Long-term investments consist of investments in two privately held companies and totaled $3.3 million at September 30, 2001.

    Our operating activities used cash of $1.7 million for the three months ended September 30, 2001. We incurred a net loss of $1.8 million, which includes amortization and depreciation of $1.2 million, amortization of stock-based compensation of $1.2 million and the revaluation of a strategic investment of $500,000, all of which is non-cash. This was reduced by increased accounts receivable of $3.3 million, and increased prepaid expenses and other current assets of $877,000 offset by a decrease in inventory of $808,000 and prepaid income taxes of $430,000. The increase in accounts receivable was due to increased sales in the last month of the quarter as well as slower collections from some of our U.S. distributors and European customers. The increase in prepaid expenses and other current assets is primarily attributable to a deposit to secure inventory. We decreased our inventory as we transition from procuring our own raw materials to having our contract manufacturers procure our raw materials. Our operating activities used cash of $2.5 million for the three months ended September 30, 2000.

    Our investing activities used $3.0 million of cash for the three months ended September 30, 2001. We used $1.5 million of our public offering proceeds to purchase a note with a ten year maturity that will automatically convert into the next round of equity securities of Xanboo. We also used cash to purchase property and equipment, primarily computer hardware and software of $1.3 million pertaining to Oracle software enhancements, support of our international operations and a software package to support our sales force. Our investing activities used cash of $1.2 million for the three months ended September 30, 2000, primarily related to the purchase of property and equipment.

    Cash provided by financing activities was $47.5 million for the three months ended September 30, 2001, primarily related to the net proceeds from our secondary public offering completed in July 2001. Cash provided by financing activities was $54.3 million for the three months ended September 30, 2000, primarily related to the net proceeds from our initial public offering on August 4, 2000.

    We intend to use a portion of the proceeds from our recent public offering to substantially increase our research and development activities. Specific amounts allocated to future research and development and sales and marketing expenditures will be budgeted based upon market conditions existing at that time.

    We believe that the net proceeds from our initial public offering and secondary offering, our existing cash and cash expected to be generated from operations will be adequate to meet our anticipated cash needs through at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues and research and development and infrastructure investments as well as our intentions to make strategic acquisitions or investments in other companies, which will affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

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

    We have in the past and intend to continue in the future to acquire businesses, client lists, products or technologies that we believe complement or expand our existing business. In October 1998, we acquired ProNet GmbH, a German supplier of industrial application Device Server technology. In December 2000, we acquired USSC, a company that provides software solutions for use in embedded technology applications. In June 2001, we acquired Lightwave, a company that provides console management solutions. In October 2001, we acquired Synergetic, a provider of embedded network communication solutions. We have also announced that we may acquire Premise Systems, a developer of client-side software applications. Acquisitions of this type involve a number of risks, including:

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

    Any acquisition or investment could result in the incurrence of debt and the loss of key employees. Moreover, we often assume specified liabilities of the companies we acquire. Some of these liabilities, such as environmental and tort liabilities, are difficult or impossible to quantify. If we do not receive adequate indemnification for these liabilities our business may be harmed. In addition, acquisitions are likely to result in a dilutive issuance of equity securities. For example, we issued common stock and assumed options to acquire our common stock in connection with our acquisitions of USSC, Lightwave and Synergetic. We cannot assure you that any acquisitions or acquired businesses, client lists, products or technologies associated therewith will generate sufficient net revenues to offset the associated costs of the acquisitions or will not result in other adverse effects. Moreover, from time to time we may enter into negotiations for the acquisition of businesses, client lists, products or technologies, but be unable or unwilling to consummate the acquisition under consideration. This could cause significant diversion of managerial attention and out of pocket expenses to us. We could also be exposed to litigation as a result of an unconsummated acquisition, including claims that we failed to negotiate in good faith, misappropriated confidential information or other claims.

    In addition, from time to time we intend to invest in businesses that we believe present attractive investment opportunities, or provide other synergetic benefits. For example, in March 2001, we purchased 283,476 shares of Series A Preferred Stock of Premise Systems for $2.0 million. In September and October 2001, we paid an aggregate of $3.0 million to Xanboo Inc. for notes with ten year maturities that are convertible into equity securities of Xanboo. These investments are speculative in nature, and there is a significant chance we will lose part or all of our investments.

    Terrorist attacks or threats or attacks, and business interruptions caused by such attacks, natural disasters and electrical blackouts in the state of California, could adversely affect our business.

    Interruptions in business as a result of actual or threatened terrorist attacks or military action could disrupt our operations in the United States and worldwide. Disruptions could include, but are not limited to, physical damage to our facilities, and disruptions caused by trade restrictions imposed by the United States or foreign governments. In addition, a general economic downturn in any of our target markets or general disruption of the financial markets caused by such attacks could substantially harm our business. Moreover, our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the State of California may be subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities.

    Stock-based compensation will negatively affect our operating results.

    We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred compensation net of forfeitures within stockholders' equity of $496,000 at September 30, 2001 and a total of $14.2 million of deferred compensation through fiscal 2001, which is being amortized over the vesting period of the related stock options, which is generally four years. A balance of $9.3 million remains at September 30, 2001 and will be amortized as follows: $2.2 million in the remainder of fiscal 2002, $3.0 million in fiscal 2003, $2.5 million in fiscal 2004, $1.4 million in fiscal 2005, and $153,000 in fiscal 2006.

    The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares. The amount of stock-based compensation amortization in future periods could decrease if options for which accrued, but unvested deferred compensation has been recorded are forfeited.

    We intend to continue to devote significant resources to our research and development, which, if not successful, could cause a decline in our revenues and could harm our business.

    We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the three months ended September 30, 2001, research and development expenses comprised 12.4% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development.

    Net revenues from our legacy products, which include our Print Servers, switches, hubs and other products, have decreased significantly and we expect that net revenues from these lines of products will continue to decline in the future as we focus our efforts on the development of other product lines.

    Since 1993, net revenues from our legacy products have accounted for a significant portion of our net revenues but have declined significantly recently. For example, revenues from our legacy products were approximately $677,000 or 4.0% of our net revenues, compared to $1.0 million or 8.3% of our total net revenues for the three months ended September 30, 2001 and 2000, respectively. We anticipate that net revenues from our legacy products will continue to decline in the future as we plan to continue to focus on the development of our current Device Server and Multiport Device Server product lines. We do not know if this transition in product development will be successful. We do not know whether our new product lines will be accepted by our current and future target markets to the extent we anticipate. If the expected decline in net revenues attributable to our legacy products is not offset by increases in net revenues from our Device Server and Multiport Device Server lines of product, our business could be harmed.

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

    We might be unable to manage our growth, and if we cannot do so, our business could be harmed.

    Our business has grown rapidly. At September 30, 2001, we had 249 employees and as of September 30, 2000 we had 158 employees. In addition, we have experienced expansion in our manufacturing and shipping requirements, our product lines and our customer base. This rapid expansion has placed significant strain on our administrative, operational and financial resources. These changes have increased the complexity of managing our Company. Our current systems, management and other resources will need to grow rapidly in order to meet the demands of any future growth. If we are unable to successfully expand and improve our systems as required, or if we are otherwise unable to manage any future growth, our business will be harmed.

    New product introductions and pricing strategies by our competitors could adversely affect our ability to sell our products and could reduce our market share or result in pressure to reduce the price of our products.

    The market for our products is intensely competitive, subject to rapid change and is significantly affected by new product introductions and pricing strategies of our competitors. We face competition primarily from companies that network-enable devices, companies in the automation industry and companies with significant networking expertise and research and development resources. Our competitors might offer new products with features or functionality that are equal to or better than our products. In addition, since we offer an open architecture, our customers could develop products based on our technology that compete with our offerings. We might not have sufficient engineering staff or other required resources to modify our products to match our competitors. Similarly, competitive pressure could force us to reduce the price of our products. In each case, we could lose new and existing customers to our competition. If this were to occur, our net revenues could decline and our business could be harmed. See Competition.

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

    Our top five customers accounted for 30.0% and our top ten customers accounted for 36.0% of our net revenues for the three months ended September 30, 2001. Ingram Micro, a domestic distributor, accounted for 13.8% of our net revenues for the three months ended September 30, 2001. The number and timing of sales to our distributors have been difficult for us to predict. For the three months ended September 30, 2001, large individual sales to the distributors, as well as sales to other customers, have occurred in the last weeks or even days of a quarter, which has resulted in a substantial portion of the net revenues for that quarter being realized in the last month of the quarter. The loss or deferral of one or more significant sales in a quarter could harm our operating results. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace and the growth of our business could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our Device Server Technology. Our sales are usually completed on a purchase order basis and we have no long-term purchase commitments from our customers.

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

    From time to time we have received letters claiming that our products infringe upon patents or other intellectual property of third-parties. On July 3, 2001, Digi International, Inc. filed a complaint against us in the United States District Court for the District of Minnesota claiming patent infringement and alleging that certain of our Multiport Device Servers, specifically our ETS line of products, when coupled with a device driver called the Comm Port Redirector, infringe upon U.S. Patent No. 6,047,319 owned by Digi. Digi alleges that Lantronix has willfully and intentionally infringed Digi's patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorneys fees, interest and costs. On August 17, 2001, Lantronix filed its answer to the complaint, asserting affirmative defenses, and counterclaiming for a declaratory judgment that the patent in issue is invalid. To date discovery has not begun and a trial date has not been set. Based on the facts known to date, Lantronix believes that the claims are without merit and intends to vigorously defend this suit.

    Although we believe that the claims or any litigation arising there from will have no material impact on us or our business, the litigation is in the preliminary stage, and we cannot predict its outcome with certainty. The litigation process is inherently uncertain and we may not prevail. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. The Digi litigation will likely divert the efforts and attention of some of our key management and technical personnel. Should the outcome of the litigation be adverse to us, we would be required to pay monetary damages to Digi and we could be enjoined from selling those of our products found to infringe Digi's patent unless and until we are able to negotiate a license from Digi which may not be available on acceptable terms or at all. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be harmed. This litigation, or other similar litigation brought by us or others, could result in the expenditure of significant financial resources and the diversion of management's time and efforts.

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

    Gordian, Inc. developed intellectual property used in our Micro Serial Server, or MSS, Print Servers and ETS and LRS lines of Multiport Device Server products. These products represent a substantial portion of our net revenues. Under the terms of an agreement dated February 29, 1989 between Gordian and us, Gordian owns the rights to the intellectual property developed by it. The agreement with Gordian currently provides that we are required to pay royalties based on the gross margin of products sold under the agreement. For the three months ended September 30, 2001 and 2000, we paid Gordian approximately $416,000 and $522,000 in royalties, respectively. In the event that the Gordian agreement is terminated, we could lose our rights to the intellectual property developed under the Gordian agreement and this might prevent us from marketing some or all of our MSS line of products in the future. If the Gordian contract is cancelled, we could lose customers and net revenues, which would harm our business.

    Because we are dependent on international sales for a substantial amount of our net revenues, we face the risks of international business and associated currency fluctuations, which might adversely affect our operating results.

    Net revenues from international sales represented 12.5% and 27.1% of net revenues for the three months ended September 30, 2001 and 2000, respectively. Net revenues from Europe represented 9.8% and 22.3% of our net revenues for the three months ended September 30, 2001 and 2000, respectively.

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

    . current federal laws that prohibit software copying provide only limited protection from software pirates; and

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

    There has not been any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K for the year ended June 30, 2001.

    Interest Rate Risk. Our exposure to interest rate risk is limited to the exposure related to our cash and cash equivalents and our credit facilities, which is tied to market interest rates. As of September 30, 2001, we had cash and cash equivalents of $60.2 million, which consisted of cash and short-term investments with original maturities of 90 days or less, both domestically and internationally. We believe our short term investments will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

    Foreign Currency Risk. We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

    Investment Risk. At September 30, 2001 our investments in two privately held companies totaled $3.3 million, both of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies.


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    From time to time we have received letters claiming that our products infringe upon patents or other intellectual property of third-parties. On July 3, 2001, Digi International, Inc. filed a complaint against us in the United States District Court for the District of Minnesota claiming patent infringement and alleging that certain of our Multiport Device Servers, specifically our ETS line of products, when coupled with a device driver called the Comm Port Redirector, infringe upon U.S. Patent No. 6,047,319 owned by Digi. Digi alleges that Lantronix has willfully and intentionally infringed Digi's patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorneys fees, interest and costs. On August 17, 2001, Lantronix filed its answer to the complaint, asserting affirmative defenses, and counterclaiming for a declaratory judgment that the patent in issue is invalid. To date discovery has not begun and a trial date has not been set. Based on the facts known to date, Lantronix believes that the claims are without merit and intends to vigorously defend this suit.

Item 2.  Changes in Securities and Use of Proceeds

    In July 2001, the Company completed a public offering of 9,200,000 shares of its common stock, including an underwriter's over-allotment option to purchase an additional 1,200,000 shares, at an offering price of $8.00 per share. The Company sold 6,000,000 shares and selling stockholders sold 2,000,000 shares of the primary offering. Additionally, the Company sold 400,500 shares and selling stockholders sold 133,500 shares of the over-allotment option. The Company received net proceeds of approximately $47.1 million in connection with this offering.

    In August 2001, the Company issued 250,000 stock options to employees and removed the revenue targets and related commitments entered into in connection with the purchase of U.S. Software. The estimated value of $481,000 related to these stock options will be accounted for as compensation expense over the vesting period of the option of up to four years.

    On October 18, 2001, the Company completed the acquisition of Synergetic Micro Systems, Inc. (Synergetic), a provider of embedded network communication solutions. In connection with the acquisition, the Company paid cash consideration of $3.0 million and issued an aggregate of 2,234,715 shares of its common stock in exchange for all outstanding shares of Synergetic common stock and reserved 615,685 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Synergetic. The transaction was exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended. Portions of the cash consideration and shares issued will be held in escrow pursuant to the terms of the acquisition agreement as well as various employee share repurchase agreements. In connection with the acquisition, the Company will record a one-time charge for purchased in-process research and development expenses related to the acquisition in its second fiscal quarter ending December 31, 2001.

Item 3.  Defaults upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

Exhibit
-------
Number                            Description of Document
------                            -----------------------

 2.1*    Agreement and Plan of Reorganization by and among Lantronix, Inc.,
         S Company Acquisition Corporation, and Synergetic Micro Systems, Inc.

* Incorporated by reference to exhibit 5.1 previously filed with Lantronix's Report on Form 8-K, originally filed September 20, 2001.

   (b) Reports on Form 8-K

     Date                Item Reported On
     ----                ----------------

     September 20, 2001  Lantronix announced it had entered into an agreement to acquire Synergetic Micro Systems, Inc.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, as amended, Lantronix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 14th day of November, 2001.

                                     LANTRONIX, INC.

                                     By:  /s/ STEVEN V. COTTON
                                        ---------------------------------
                                              Steven V. Cotton
                                        Chief Financial Officer and Chief
                                              Operating Officer