Form 10-Q
period 2001-12-31
LANTRONIX INC
filed 2002-02-14
CIK 1114925

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from _________ to ___________.

                        Commission file number: 333-37508

                          ----------------------------

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

                          ----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of January 31, 2002, 52,771,640 shares of the Registrant's common stock were outstanding.


--------------------------------------------------------------------------------

                                 LANTRONIX, INC.

                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                                      INDEX

                                                                                                           Page
                                                                                                           ----
PART I.    FINANCIAL INFORMATION ..........................................................................   1

Item 1.    Financial Statements. ..........................................................................   1

           Condensed Consolidated Balance Sheets at December 31, 2001 (unaudited) and June 30, 2001 .......   1

           Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended
           December 31, 2001 and 2000 .....................................................................   2

           Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended
           December 31, 2001 and 2000 .....................................................................   3

           Notes to Unaudited Condensed Consolidated Financial Statements. ................................   4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations ..........   8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk. ....................................  22

PART II.   OTHER INFORMATION ..............................................................................  22

Item 1.    Legal Proceedings ..............................................................................  22

Item 2.    Changes in Securities and Use of Proceeds.......................................................  22

Item 3.    Defaults Upon Senior Securities ................................................................  23

Item 4.    Submission of Matters to a Vote of Security Holders ............................................  23

Item 5.    Other Information ..............................................................................  23

Item 6.    Exhibits and Reports on Form 8-K. ..............................................................  23

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 LANTRONIX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  December 31,      June 30,
                                                                                     2001             2001
                                                                                     ----             ----
                                                                                  (Unaudited)
                                            ASSETS
                                            ------

Current assets:
     Cash and cash equivalents ...............................................     $   38,649      $   15,367
     Short-term investments ..................................................          9,872           1,973
     Accounts receivable, net ................................................          8,812          15,979
     Other receivables........................................................          3,990           1,805
     Inventories .............................................................         16,284          10,788
     Deferred income taxes ...................................................          4,503           2,231
     Prepaid income taxes ....................................................            622             973
     Prepaid expenses and other current assets ...............................          3,025           2,000
                                                                                   ----------      ----------
         Total current assets ................................................         85,757          51,116
Property and equipment, net ..................................................          7,014           5,492
Goodwill and other purchased intangible assets, net ..........................         79,243          55,601
Long-term investments ........................................................          6,981           2,424
Officer loans.................................................................          4,131           4,131
Other assets .................................................................          1,080             780
                                                                                   ----------      ----------
         Total assets ........................................................     $  184,206      $  119,544
                                                                                   ==========      ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
     Accounts payable ........................................................     $    5,374      $    5,698
     Accrued payroll and related expenses ....................................          1,284           1,243
     Other current liabilities ...............................................          3,560           3,742
                                                                                   ----------      ----------
         Total current liabilities ...........................................         10,218          10,683
Deferred income taxes ........................................................         11,108           5,895

Stockholders' equity:
     Common stock ..............................................................            5               4
     Additional paid-in capital. ...............................................      174,682         109,871
     Employee notes receivable .................................................         (790)           (790)
     Deferred compensation .....................................................       (8,719)        (10,020)
     Retained earnings (accumulated deficit) ...................................       (1,829)          4,052
     Accumulated other comprehensive loss ......................................         (469)           (151)
                                                                                   ----------      ----------
         Total stockholders' equity ..........................................        162,880         102,966
                                                                                   ----------      ----------
         Total liabilities and stockholders' equity ..........................     $  184,206      $  119,544
                                                                                   ==========      ==========

                             See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                        Three Months Ended       Six Months Ended
                                                                                           December 31,            December 31,
                                                                                       --------------------    --------------------
                                                                                         2001        2000        2001        2000
Net revenues (A) ...................................................................   $ 16,439    $ 12,465    $ 32,708    $ 24,502
Cost of revenues (B) (C) ...........................................................      7,524       5,689      15,194      11,038
                                                                                       --------    --------    --------    --------

Gross profit .......................................................................      8,915       6,776      17,514      13,464
                                                                                       --------    --------    --------    --------

Operating expenses:
     Selling, general and administrative (C) .......................................      7,695       5,659      15,274      10,652
     Research and development (C) ..................................................      1,956       1,021       4,048       2,073
     Stock-based compensation (C) ..................................................        829         674       2,028       1,337
     Amortization of purchased intangible assets ...................................        524         363         809         726
                                                                                       --------    --------    --------    --------
Total operating expenses ...........................................................     11,004       7,717      22,159      14,788
                                                                                       --------    --------    --------    --------
Loss from operations ...............................................................     (2,089)       (941)     (4,645)     (1,324)
Interest income (expense), net .....................................................        479         671       1,015       1,186
Other income (expense), net ........................................................          7          79        (328)       (13)
                                                                                       --------    --------    --------    --------
Loss before income taxes and cumulative effect of accounting change ................     (1,603)       (191)     (3,958)       (151)
Benefit for income taxes ...........................................................       (432)       (140)       (632)        (77)
                                                                                       --------    --------    --------    --------
Loss before cumulative effect of accounting change .................................     (1,171)        (51)     (3,326)        (74)
Cumulative effect of accounting change, net of income taxes of $1,049 (Note 2)......          -           -      (2,557)          -
                                                                                       --------    --------    --------    --------

Basic and diluted loss per share ...................................................   $ (1,171)   $    (51)   $ (5,883)   $    (74)
                                                                                       ========    ========    ========    ========
Basic and diluted loss per share before cumulative effect of
  accounting change ................................................................   $  (0.02)   $  (0.00)   $  (0.07)   $  (0.00)
Cumulative effect of accounting change per share ...................................          -           -       (0.05)          -
                                                                                       --------    --------    --------    --------
Basic and diluted net loss per share ...............................................   $  (0.02)   $  (0.00)   $  (0.12)   $  (0.00)
                                                                                       ========    ========    ========    ========
Weighted average shares (basic and diluted) ........................................     51,261      36,709      49,374      35,058
                                                                                       ========    ========    ========    ========

(A)   Includes net revenues from related parties....................................   $    172    $  1,302    $    371    $  2,093
                                                                                       ========    ========    ========    ========
(B)   Cost of revenues includes the following:
         Amortization of purchased intangible assets ...............................   $    560    $      -    $    898    $      -
                                                                                       ========    ========    ========    ========
(C)   Excludes stock-based compensation as follows:
         Cost of revenues ..........................................................   $     49    $     14    $     75    $     25
         Selling, general and administrative expenses ..............................        679         578       1,509       1,149
         Research and development expenses .........................................        101          82         444         163
                                                                                       --------    --------    --------    --------
                                                                                       $    829    $    674    $  2,028    $  1,337
                                                                                       ========    ========    ========    ========

                             See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                       Six Months Ended
                                                                                                         December 31,
                                                                                                    2001             2000
                                                                                                    ----             ----
Cash flows from operating activities:
Net loss ....................................................................................   $   (5,883)        $     (74)
Adjustments to reconcile net loss to net cash used in operating activities:
     Cumulative effect of accounting change .................................................        2,557                 -
     Depreciation ...........................................................................        1,225               234
     Amortization of purchased intangible assets ............................................        1,707               406
     Stock-based compensation. ..............................................................        2,028             1,337
     Provision for doubtful accounts ........................................................          464               220
     Revaluation of strategic investment ....................................................          500                --
     Loss on disposal of asset ..............................................................           --                20
     Changes in operating assets and liabilities, net of effect from acquisitions:
      Accounts receivable ...................................................................        1,313            (2,829)
      Other receivables......................................................................       (2,185)                -
      Inventories ...........................................................................       (2,118)           (3,413)
      Prepaid expenses and other current assets .............................................            9               209
      Other assets ..........................................................................       (1,004)             (465)
      Accounts payable. .....................................................................       (2,705)              317
      Other current liabilities .............................................................          (71)             (407)
                                                                                                ----------         ---------
Net cash used in operating activities .......................................................       (4,163)           (4,445)
                                                                                                ----------         ---------
Cash flows from investing activities:
     Purchase of property and equipment, net ................................................       (2,625)           (1,985)
     Purchase of minority investments, net ..................................................       (4,318)              --
     Acquisition of businesses, net of cash acquired ........................................       (3,393)              324
     Purchase of held-to-maturity investments ...............................................      (12,184)          (28,015)
     Proceeds from sale of held-to-maturity investments .....................................        1,975               --
                                                                                                ----------         ---------
Net cash used in investing activities .......................................................      (20,545)          (29,676)
                                                                                                ----------         ---------
Cash flows from financing activities:
     Net proceeds from underwritten offerings of common stock. ..............................       47,085            53,713
     Net proceeds from other issuances of common stock ......................................          869               143
                                                                                                ----------         ---------
Net cash provided by financing activities ...................................................       47,954            53,856
Effect of foreign exchange rates on cash. ...................................................           36                 7
                                                                                                ----------         ---------
Increase in cash and cash equivalents .......................................................       23,282            19,742
Cash and cash equivalents at beginning of period. ...........................................       15,367             1,988
                                                                                                ----------         ---------
Cash and cash equivalents at end of period. .................................................   $   38,649         $  21,730
                                                                                                ==========         =========

                             See accompanying notes.

                                 LANTRONIX, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

1. Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the "Company") at December 31, 2001, and the consolidated results of its operations and cash flows for the three and six months ended December 31, 2001 and 2000. All intercompany accounts and transactions have been eliminated. Effective July 1, 2001, the Company changed its accounting method for recognizing revenue on sales to distributors (note 2). Also effective July 1, 2001 the Company elected to early adopt SFAS 142 as a result, the Company will no longer amortize goodwill and certain intangible assets deemed to have indefinite lives. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

2. Cumulative Effect of Accounting Change

     Effective July 1, 2001, the Company changed its accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. Previously, the Company recognized revenue from these transactions upon shipment of product to the distributor, net of appropriate estimates for possible returns and allowances.

     Management of the Company believes that this accounting change is a preferable method because (1) it better reflects the substance of the transactions considering the Company's recent entry in the semiconductor marketplace and the changing business environment; and (2) the new accounting method is consistent with other companies in the Company's industry and, therefore, will better focus the Company on end customer sales and provide greater comparability in the presentation of financial results among the Company and its peers.

     The cumulative effect prior to fiscal 2002 of the accounting change was a charge of $3.6 million ($2.6 million or $0.05 per share, net of income taxes of $1.0 million) and was recorded as of July 1, 2001.

     The estimated unaudited pro forma effects of the accounting change are as follows (in thousands, except per share amounts):

                                                      Three Months Ended      Three Months Ended       Six Months Ended
                                                         September 30,           December 31,             December 31,
                                                        2001        2000        2001        2000        2001        2000
                                                        ----        ----        ----        ----        ----        ----
As reported:
 Net revenues                                        $ 16,863    $ 12,037    $ 16,439    $ 12,465    $ 32,708    $ 24,502
                                                     ========    ========    ========    ========    ========    ========
 Loss before cumulative effect of
    accounting change                                $ (1,822)   $    (23)   $ (1,171)   $    (51)   $ (3,326)   $    (74)
 Cumulative effect of accounting change, net of
    income taxes of $1,049                                  -           -           -           -      (2,557)          -
                                                     --------    --------    --------    --------    --------    --------
 Net loss                                            $ (1,822)   $    (23)   $ (1,171)   $    (51)   $ (5,883)   $    (74)
                                                     ========    ========    ========    ========    ========    ========
 Loss per share before
  cumulative effect of accounting change             $  (0.04)   $  (0.00)   $  (0.02)   $  (0.00)   $  (0.07)   $  (0.00)
 Cumulative effect of accounting change                     -           -           -           -       (0.05)          -
                                                     --------    --------    --------    --------    --------    --------
 Basic and diluted net loss per share                $  (0.04)   $  (0.00)   $  (0.02)   $  (0.00)   $  (0.12)   $  (0.00)
                                                     ========    ========    ========    ========    ========    ========

Pro forma amounts reflecting the accounting
 change applied retroactively:
Net revenues                                         $ 16,269    $ 11,644    $ 16,439    $ 12,161    $ 32,708    $ 23,805
                                                     ========    ========    ========    ========    ========    ========
Net loss                                             $ (2,058)   $   (214)   $ (1,171)   $   (192)   $ (3,326)   $   (406)
                                                     ========    ========    ========    ========    ========    ========
Basic and diluted net loss per share                 $  (0.05)   $  (0.01)   $  (0.02)   $  (0.01)   $  (0.07)   $  (0.02)
                                                     ========    ========    ========    ========    ========    ========

3. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), effective for acquisitions consummated after June 30, 2001, and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     The Company has elected to early adopt the rules set forth in SFAS No. 142 on accounting for goodwill and other intangibles effective as of July 1, 2001. For the six months ended December 31, 2001, early adoption resulted in non-amortization of goodwill of $3.5 million or $0.07 per share based on the weighted average shares outstanding for the six months ended December 31, 2001.

     The transition provisions of SFAS No. 142 require that the Company complete its assessment of whether impairment may exist as of the date of adoption by December 31, 2001 and complete its determination of the amount of any impairment as of the date of adoption by June 30, 2002. Any impairment that is required to be recognized when adopting SFAS 142 will be reflected as the cumulative effect of a change in accounting principle as of July 1, 2001. The Company has completed its initial assessment and concluded that goodwill arising from the acquisition of United States Software Corporation (USSC) having a carrying amount of approximately $5.8 million as of July 1, 2001 may be impaired. The Company expects to complete its determination of the amount of the impairment charge, if any, to be reflected as a cumulative effect of a change in accounting principle during the third fiscal quarter ending March 31, 2002.


     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not anticipate any adjustment to the carrying value of its long-lived assets resulting from the adoption of SFAS No. 144 on its consolidated financial position and results of operations.

4. Business Combinations

     On October 18, 2001, the Company completed the acquisition of Synergetic Micro Systems, Inc. (Synergetic). This acquisition has been accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations of the acquisition of Synergetic after its acquisition date. A summary of the transaction is outlined below:

                                                                               Shares Reserved   Total Shares
                        Date                                        Shares       For Options       Issued or        Cash
Company Acquired      Acquired              Business                Issued         Assumed         Reserved     Consideration
                      --------              --------                ------         -------         --------     -------------
                                 Embedded network communications
Synergetic.........   Oct. 2001               solutions provider   2,234,715       615,705        2,850,420     $ 2.7 million

  Allocation of Purchase Consideration

     The Company is in the process of obtaining an independent appraisal of the fair value of the tangible and intangible assets acquired in order to allocate the purchase price in accordance with SFAS No. 141. The Company does not expect that the final allocation of purchase price will produce materially different results from those reflected herein. The preliminary purchase price was allocated as follows based upon management's best estimate of the tangible and intangible assets (in thousands):

                                       Net Tangible
                                          Assets                   Purchased     Deferred        Deferred Tax           Total
Company Acquired                         Acquired     Goodwill    Intangibles  Compensation      Liabilities        Consideration
                                         --------     --------    -----------  ------------      -----------        -------------
Synergetic..........................      $ 178        $13,521      $11,100           $203           $(5,213)             $19,789

     The consideration for the purchase transaction was calculated as follows:
a) common shares issued were valued based upon the Company's stock price for a short period just before and after the companies reached agreement and the proposed transaction was announced and b) employee stock options were valued in accordance with FIN 44. Net tangible assets acquired in connection with the purchase transaction include the acquisition costs incurred by the Company. Additionally, the net tangible assets reflect an outstanding note payable and credit facility aggregating $626,000, which was paid in full by the Company in connection with the terms of the merger agreement.

   Pro Forma Data

     The pro forma statements of operations data of the Company set forth below gives effect to the acquisition of Synergetic as if it had occurred at the beginning of fiscal 2001. The following unaudited pro forma statements of operations data includes the amortization of purchased intangible assets and stock-based compensation. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or the results that would have actually occurred had the acquisition taken place at the beginning of fiscal 2001 (In thousands, except per share data):

                                                             Three Months Ended            Six Months Ended
                                                             ------------------            ----------------
                                                                December 31,                 December 31,
                                                                ------------                 ------------
                                                             2001             2000         2001          2000
                                                             ----             ----         ----          ----
Net revenues. .........................................     $18,187         $13,140       $37,013       $25,733
Loss before cumulative effect of accounting change. ...     $(2,105)        $  (449)      $(4,174)      $(1,205)
Cumulative effect of accounting change. ...............           -               -       $(2,557)            -
Net loss. .............................................     $(2,105)        $  (449)      $(6,731)      $(1,205)
Loss per share before cumulative effect of accounting
  change. .............................................     $ (0.04)        $ (0.01)      $ (0.08)      $ (0.03)
Cumulative effect of accounting change per share. .....           -               -       $ (0.05)            -
Net loss per share. ...................................     $ (0.04)        $ (0.01)      $ (0.13)      $ (0.03)

5.  Net Loss per Share

     Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by adjusting outstanding shares assuming any dilutive effects of options. However, for periods in which the Company incurred a net loss, these shares are excluded because their effect would be to reduce recorded net loss per share. The following table sets forth the computation of net loss per share (In thousands, except per share amounts):

                                                                           Three Months Ended          Six Months Ended
                                                                             December 31,                December 31,
                                                                           2001          2000           2001          2000
                                                                           ----          ----           ----          ----

Numerator:
     Loss before cumulative effect of accounting change                  $  (1,171)   $     (51)   $  (3,326)      $    (74)
     Cumulative effect of accounting change                                      -            -       (2,557)             -
                                                                         ---------    ---------    ---------       --------
     Net loss                                                            $  (1,171)   $     (51)   $  (5,883)      $    (74)
                                                                         =========    =========    =========       ========
Denominator:
     Weighted-average shares outstanding                                    51,842       36,709       49,955         35,058
     Less: Non-vested common shares outstanding                               (581)           -         (581)             -
                                                                         ---------    ---------    ---------       --------
Denominator for basic and diluted loss per share                            51,261       36,709       49,374         35,058
                                                                         =========    =========    =========       ========
Loss per share before cumulative effect of
   accounting change                                                     $   (0.02)   $   (0.00)   $   (0.07)      $  (0.00)
Cumulative effect of accounting change per share                                 -            -        (0.05)             -
                                                                         ---------    ---------    ---------       --------
Net loss per share                                                       $   (0.02)   $   (0.00)   $   (0.12)      $  (0.00)
                                                                         =========    =========    =========       ========

6.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (In thousands):

                                                     December 31,     June 30,
                                                         2001           2001
                                                         ----           ----
                                                     (Unaudited)
Raw materials. ...................................      $  5,529     $  6,752
Finished goods ...................................        12,936        6,526
                                                        --------     --------
                                                          18,465       13,278
Reserve for excess and obsolete inventory ........        (2,181)      (2,490)
                                                        --------     --------

                                                        $ 16,284     $ 10,788
                                                        ========     ========

7.  Long-term investments

     In September and October 2001, the Company purchased convertible promissory notes from Xanboo Inc. (Xanboo) totaling $3.0 million. The notes have a ten year maturity and provide for automatic conversion into the next round of equity securities of Xanboo that raises at least $5.0 million. The notes accrue interest at 8% per annum. (Note 11)

     Throughout fiscal 2002, the Company loaned $1.2 million to Premise Systems Inc (Premise). The notes commencing in September 2001 bear interest at the rate of 9.0% per annum. (Note 11)

     The Company periodically reviews its investments for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. During the six months ended December 31, 2001, the Company recorded a $500,000 write-down of a strategic investment. This amount is included within the condensed consolidated statement of operations as other expense.

8.  Stockholders' Equity

     In July 2001, the Company completed a public offering of 8,534,000 shares of its common stock, including an underwriter's over-allotment option to purchase an additional 534,000 shares, at an offering price of $8.00 per share. The Company sold 6,000,000 shares and selling stockholders sold 2,000,000 shares of the primary offering. Additionally, the Company sold 400,500 shares and selling stockholders sold 133,500 shares of the over-allotment option. The Company received net proceeds of approximately $47.1 million in connection with this offering.

9.  Comprehensive Loss

     SFAS No. 130, Reporting Comprehensive Income (Loss), establishes standards for reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements. Other comprehensive loss includes foreign currency translations adjustments and net unrealized losses on investments. The components of comprehensive loss are as follows (In thousands):

                                                                 Three Months ended              Six Months ended
                                                                 ------------------              ----------------
                                                                    December 31,                   December 31,
                                                                    ------------                   ------------
                                                                 2001         2000              2001           2000
                                                                 ----         ----              ----           ----
Net loss                                                      $(1,171)       $ (51)         $ (5,883)       $   (74)
Other comprehensive loss:
     Change in net unrealized loss on investment                 (183)          --              (343)            --
     Change in accumulated translation adjustments                 (2)          13                25              7
                                                              -------        -----          --------        -------
Total comprehensive loss                                      $(1,356)       $ (38)         $ (6,201)       $   (67)
                                                              =======        =====          ========        =======

10.  Litigation

     From time to time, the Company has received letters claiming that their products infringe upon patents or other intellectual property of third-parties. On July 3, 2001, Digi International, Inc., filed a complaint in the United States District Court for the district of Minnesota claiming patent infringement and alleging that Lantronix directly and/or indirectly infringes upon Digi's U.S. Patent No. 6,047,319 by making, using, selling and or offering for sale certain of Lantronix's Multiport device servers, including the ETS line of products, coupled with a device driver called the Comm Port Redirector Software. Digi alleges that the Company has willfully and intentionally infringed Digi's patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorney's fees, interest and costs. On August 17, 2001, the Company filed its answer to the complaint, asserting affirmative defenses, and counterclaiming for a declaratory judgment that the patent in issue is invalid. The Court has scheduled a pre-trial conference for February 19, 2002, in which discovery parameters and a trial date will likely be set. Based on the facts known to date, the Company believes that the claims are without merit and intends to vigorously defend the suit.

     From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial position, operating results or cash flows.

11. Subsequent Events

     On January 11, 2002, the Company completed the acquisition of Premise, a developer of client-side software applications. Prior to the acquisition, the Company held shares of Premise representing 19.99% ownership interest and in addition held convertible promissory notes of $1.2 million with interest accrued thereon at the rate of 9.0%. The convertible promissory notes were converted into equity securities of Premise at the closing of the transaction. The Company agree to issue an aggregate of 1,063,371 shares of its common stock in exchange for all remaining outstanding shares of Premise common stock and reserved 875,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Premise. Pursuant to the Acquisition Agreement, 106,337 of such shares will be held in escrow to secure certain indemnification obligations, and 531,686 of such shares will be held in escrow pending achievement of certain performance obligations. The Company intends to issues those shares on or around February, 18, 2002. In connection with the acquisition, the Company expects to record a one-time charge for purchased in-process research and development expenses related to the acquisition in its third fiscal quarter ending March 31, 2002.

     In January 2002, Xanboo (Note 7) completed a $13.0 million equity round. As a result, the Company's $3.0 million investment in Xanboo convertible promissory notes were converted into shares of Xanboo preferred stock. In addition, the Company purchased $4.0 million of Xanboo preferred stock in January 2002. The Company currently holds an 18.73% ownership interest in Xanboo.

     In January 2002, the Company entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at the prime rate or the LIBOR rate plus 2.0%. The Company is required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 is to be paid in January 2003. The Company is also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. The line of credit contains customary affirmative and negative covenants. To date the Company has not borrowed against this line of credit.

     Effective January 2, 2002, the Company entered into revised employment agreements with the Company's Chief Executive and Chief Financial Officers. The agreement with the Chief Executive Officer provides that employment is at-will and sets forth a revised annual base salary of $325,000, a signing bonus of $206,250, and incentive compensation of up to 100% of his annual base salary. Pursuant to this agreement, the Chief Executive Officer was granted 300,000 options that will vest over the next four years. The agreement with the Chief Financial Officer provides that employment is at-will and sets forth a revised annual base salary of $262,500, a signing bonus of $144,722, and incentive compensation of up to 100% of his annual base salary. Pursuant to this agreement, the Chief Financial Officer was granted 250,000 options that will vest over the next four years. Upon termination or resignation due to a change in control, the Chief Executive Officer and Chief Financial Officer will continue to receive their annual base salary with benefits and bonuses for a period of 2 years following termination or resignation.


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

     The sections entitled "Factors That May Affect Future Results of Operations" set forth below, and similar discussions in our other SEC filings, discuss some of the important factors that may affect our business, results of operations and financial condition. You should carefully consider those factors, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

     This report contains forward-looking statements which include, but are not limited to, statements concerning projected net revenues, expenses, gross profit and income (loss), the need for additional capital, market acceptance of our products, our ability to consummate acquisitions and integrate their operations successfully, our ability to achieve further product integration, the status of evolving technologies and their growth potential and our production capacity. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward- looking statements as a result of various factors. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

     Lantronix designs network-enabling and system management solutions consisting of hardware and software that permit almost any electronic device to be accessed, managed, controlled over the Internet, intranets or other networks. Since our inception in 1989, we have developed an array of network-enabling products including external Device Servers, embedded Device Servers, Multiport Device Servers, Print Servers and other products. Beginning in fiscal year 1999, we began to experience an increase in sales of our Device Servers reflecting our focus on this higher margin product line. At the same time, we began to experience a decline in sales of Print Server and other products as we shifted resources to our Device Server business, which we believe represents a greater opportunity for long-term growth. We believe sales in our Device Server business will continue to represent an increasing percentage of our net revenues in the future. Our strategy for continuing to increase sales of our Device Server product line involves a two-fold approach. First, we have and intend to continue substantially increase our research and development expenditures to enhance our Device Server product line and develop new products. Second, we intend to grow our Device Server business through strategic acquisitions, investments and partnerships, which we believe will support our product lines and allow us to secure additional intellectual property, increase our customer base and provide access to new markets.

     Our products are sold to original equipment manufacturers (OEMs), value added resellers (VARs), systems integrators and distributors, as well as directly to end-users. One of our distributors, Ingram Micro, accounted for 9.4% of our net revenues for the six months ended December 31, 2001, compared to 13.2% for the six months ended December 31, 2000. Another distributor, Tech Data, accounted for 10.3% of our net revenues for the six months ended December 31, 2001, compared to 10.9% for the six months ended December 31, 2000. Transtec AG, an international OEM and related party due to common ownership by our Chairman and major stockholder, accounted for 1.1% of our net revenues for the six months ended December 31, 2001, compared to 8.5% for the six months ended December 31, 2000. There was no outstanding accounts receivable balance due from Transtec AG at December 31, 2001. Xanboo, a company that we currently hold an 18.73% ownership interest in accounted for $586,000 of our net revenues for the six months ended December 31, 2001. Xanboo's outstanding accounts receivable balance at December 31, 2001 was $586,000. There were no revenues or outstanding receivable balances due from Xanboo for the six months ended December 31, 2000.

     In July 2001, we completed a public offering of 8,534,000 shares of our common stock, including an underwriter's over-allotment option to purchase an additional 534,000 shares, at an offering price of $8.00 per share. The Company sold 6,000,000 shares and selling stockholders sold 2,000,000 shares of the primary offering. Additionally, the Company sold 400,500 shares and selling stockholders sold 133,500 shares of the over-allotment option. The Company received net proceeds of approximately $47.1 million in connection with this offering.

     On October 18, 2001, we completed the acquisition of Synergetic, a provider of embedded network communication solutions. In connection with the acquisition, we paid cash consideration of $2.7 million and issued an aggregate of 2,234,715 shares of our common stock in exchange for all outstanding shares of Synergetic common stock and reserved 615,705 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Synergetic. Portions of the cash consideration and shares issued will be held in escrow pursuant to the terms of the acquisition agreement.

     On January 11, 2002, we completed the acquisition of Premise, a developer of client-side software applications. Prior to the acquisition, we held shares of Premise representing 19.99% ownership and in addition held convertible promissory notes of $1.2 million with interest accrued there-on at the rate of 9.0%. The convertible promissory notes were converted into equity securities of premise at the closing of the transaction. We issued an aggregate of 1,063,371 shares of our common stock in exchange for all remaining outstanding shares of Premise common stock and reserved 875,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Premise. Pursuant to the acquisition agreement, 106,337 shares will be held in escrow to secure certain indemnification obligations, and 531,686 of such shares will be held in escrow pending achievement of certain performance obligations. The transaction was exempt from registration pursuant to section 4 (2) of the Securities Act of 1933, as amended. In connection with the acquisition, we expect to record a one-time charge for purchased in-process research and development expenses related to the acquisition in its third fiscal quarter ending March 31, 2002.

     In September and October 2001, we purchased convertible promissory notes from Xanboo totaling $3.0 million. The notes had ten year maturities and provided for automatic conversion into the next round of equity securities of Xanboo that raises at least $5.0 million. The notes accrue interest at 8% per annum. In January 2002, Xanboo completed a $13.0 million equity round which resulted in the convertible notes converting into preferred stock of Xanboo. We also purchased an additional $4.0 million of Xanboo preferred stock. We currently hold an 18.73% ownership interest in Xanboo.

     Effective July 1, 2001, we changed our accounting method for recognizing revenue on sales to distributors. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. Previously, we recognized revenue from these transactions upon shipment of product to the distributor, net of appropriate estimates for possible returns and allowances.

     Our Management believes that this accounting change is a preferable method because (1) it better reflects the substance of the transactions considering our recent entry into the semiconductor marketplace and the changing business environment; and (2) the new accounting method is consistent with other companies in our industry and, therefore will better focus us on end customer sales and provide greater comparability in the presentation of financial results among us and our peers.

     The cumulative effect prior to fiscal 2002 of the accounting change was a charge of $3.6 million ($2.6 million or $0.05 per share, net of income taxes of $1.0 million) and was recorded as of July 1, 2001.

     We grant certain distributors limited rights to return products and provide price protection for inventories held by certain resellers at the time of published price reductions. Prior to July 1, 2001, the date of the change in accounting method for recognizing revenue for sales to distributors, we recorded an estimated allowance for future product returns for sales to distributors based on historical returns experience when the related revenue was recorded and provided for appropriate price protection reserves when pricing adjustments were approved. Recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. We recognize revenue for sales to OEM's and VAR's at the time of shipment and record an estimated allowance for future product returns based on historical returns experience.

     Revenue from licensed software is recognized at the time of shipment, provided that we have vendor-specific objective evidence of the fair value of each element of the software offering, collectibility is probable and the delivered software provides the required technology revenue from post-contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered.

     Stock-based compensation primarily relates to deferred compensation recorded in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes, as well as the fair market value (Determined using the Black-Scholes opton principal model) of the vested portion of non-employee stock options determined . Deferred compensation also includes the value of employee stock options assumed in connection with acquisitions of businesses calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction to stockholders' equity and is amortized over the vesting period of the related stock options, which is generally four years. At December 31, 2001, a deferred compensation balance of $8.7 million remains and will be amortized as follows:
$1.6 million in the remainder of fiscal 2002, $3.0 million in fiscal 2003, $2.6 million in fiscal 2004, $1.4 million in fiscal 2005 and $174,000 in fiscal 2006. The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares or if we assume employee stock options in connection with additional acquisitions of businesses. The amount of stock-based compensation actually recognized in future periods could decrease if options for which deferred compensation has been recorded are forfeited.

     On February 6, 2002, the Company announced and began implementing a plan to restructure it operations in response to the current economic climate and to integrate and consolidate recent acquisitions. In connection with this plan, the Company expects to record in the third fiscal quarter ending March 31, 2002 a one-time restructuring charge of approximately $3.0 million.

Statement of Operations for the Three and Six Months Ended December 31, 2001 compared to the Three and Six Months Ended December 31, 2000 follow. The three and six months ended December 31, 2001 and 2000 pro forma columns reflect the results as if the change in distributor revenue recognition had been applied retroactively. The pro forma results are used for comparative purposes in the following discussion of our results of operations.

                                         Three Months Ended    Three Months Ended       Six Months Ended       Six Months Ended
                                          December 31, 2001     December 31, 2000       December 31, 2001      December 31, 2000
                                            As Reported      Pro Forma  As Reported  Pro Forma  As Reported  Pro Forma  As Reported
                                            -----------      ---------  -----------  ---------  -----------  ---------  -----------
Net revenues ...........................         $ 16,439     $ 12,161     $ 12,465   $ 32,708     $ 32,708   $ 23,805     $ 24,502
Cost of revenues .......................            7,524        5,583        5,689     15,194       15,194     10,809       11,038
                                                 --------     --------     --------   --------     ---------  --------     --------

Gross profit ...........................            8,915        6,578        6,776     17,514       17,514     12,996       13,464
                                                 --------     --------     --------   --------     ---------  --------     --------

Operating expenses:
    Selling, general and
    administrative .....................            7,695        5,659        5,659     15,274       15,274     10,652       10,652
    Research and development ...........            1,956        1,021        1,021      4,048        4,048      2,073        2,073
    Stock-based compensation ...........              829          674          674      2,028        2,028      1,337        1,337
    Amortization of purchased
    intangible assets ..................              524          363          363        809          809        726          726
                                                 --------     --------     --------   --------     ---------  --------     --------
Total operating expenses ...............           11,004        7,717        7,717     22,159       22,159     14,788       14,788
                                                 --------     --------     --------   --------     ---------  --------     --------
Loss from operations ...................           (2,089)      (1,139)        (941)    (4,645)      (4,645)    (1,792)      (1,324)
Interest income (expense), net .........              479          671          671      1,015        1,015      1,186        1,186
Other income (expense), net ............                7           79           79       (328)        (328)       (13)         (13)
                                                 --------     --------     --------   --------     ---------  --------     --------
Loss before income taxes and
 cumulative effect of accounting
 change ................................           (1,603)        (389)        (191)    (3,958)      (3,958)      (619)        (151)
Benefit for income taxes ...............             (432)        (197)        (140)      (632)        (632)      (213)         (77)
                                                 --------     --------     --------   --------     ---------  --------     --------
Loss before cumulative effect of
 accounting change .....................           (1,171)        (192)         (51)    (3,326)      (3,326)      (406)         (74)
Cumulative effect of accounting
 change, net of income taxes of $1,049 .                -            -            -          -       (2,557)         -            -
                                                 --------     --------     --------   --------     ---------  --------     --------

Net loss ...............................         $ (1,171)    $   (192)    $    (51)  $ (3,326)    $ (5,883)  $   (406)    $    (74)
                                                 ========     ========     ========   ========     ========   ========     ========


The following table sets forth certain statement of operations data expressed as a percentage of total net revenues on a pro forma basis as if the change in distributor revenue recognition had been applied retroactively:

                                                                                  Three Months          Six Months
                                                                                     Ended                 Ended
                                                                                  December 31,          December 31,
                                                                                  ------------          ------------
                                                                                2001       2000        2001      2000
                                                                                ----       ----        ----      ----
Net revenues ..............................................................    100.0%     100.0%     100.0%     100.0%
Cost of revenues ..........................................................     45.8       45.9       46.5       45.4
                                                                              ------     ------     ------     ------
Gross profit ..............................................................     54.2       54.1       53.5       54.6
                                                                              ------     ------     ------     ------
Operating expenses:
Selling, general and administrative .......................................     46.8       46.5       46.7       44.7
Research and development ..................................................     11.9        8.4       12.4        8.7
Stock based-compensation ..................................................      5.0        5.5        6.2        5.6
Amortization of purchased intangible assets ...............................      3.2        3.0        2.5        3.0
                                                                              ------     ------     ------     ------
Total operating expenses ..................................................     66.9       63.5       67.7       62.1
                                                                              ------     ------     ------     ------
Loss from operations ......................................................    (12.7)      (9.4)     (14.2)      (7.5)
Interest income (expense), net ............................................      2.9        5.5        3.1        5.0
Other income (expense), net ...............................................        -        0.7       (1.0)      (0.1)
                                                                              ------     ------     ------     ------
Loss before income taxes and cumulative effect of accounting change .......     (9.8)      (3.2)     (12.1)      (2.6)
Benefit for income taxes ..................................................     (2.6)      (1.6)      (1.9)      (0.9)
                                                                              ------     ------     ------     ------
Loss before cumulative effect of accounting change ........................     (7.1)      (1.6)     (10.2)      (1.7)
Cumulative effect of accounting change, net of income taxes of $1,049 .....       (-)        (-)      (7.8)        (-)
                                                                              ------     ------     ------     ------
Net loss ..................................................................     (7.1)%     (1.6)%    (18.0)%     (1.7)%
                                                                              ======     ======     ======     ======

Net Revenues

     Net revenues increased $4.3 million, or 35.2%, to $16.4 million for the three months ended December 31, 2001 from $12.2 million for the three months ended December 31, 2000. Net revenues increased $8.9 million, or 37.4%, to $32.7 million for the six months ended December 31, 2001 from $23.8 million for the six months ended December 31, 2000. The increase was primarily attributable to an increase in net revenues of our Multiport Device Server and Device Server products, partially offset by a decline in our Print Server and other products. Multiport Device Server net revenues increased $3.1 million, or 108.4%, to $5.9 million, or 35.9% of net revenues, for the three months ended December 31, 2001 from $2.8 million, or 23.3% of net revenues, for the three months ended December 31, 2000. Multiport Device Server net revenues increased $8.4 million, or 145.9%, to $14.1 million, or 43.2% of net revenues, for the six months ended December 31, 2001 from $5.7 million, or 24.1% of net revenues, for the six months ended December 31, 2000. The increase in our Multiport Device Server net revenues is primarily attributable to the acquisition of Lightwave Communications Inc. (Lightwave). Device Server net revenues increased $1.8 million, or 21.5%, to $10.1 million, or 61.7% of net revenues, for the three months ended December 31, 2001 from $8.3 million, or 68.6% of net revenues, for the three months ended December 31, 2000. Device Server net revenues increased $1.4 million, or 8.8%, to $17.5 million, or 53.6% of net revenues, for the six months ended December 31, 2001 from $16.1 million, or 67.7% of net revenues, for the six months ended December 31, 2000. Device Server net revenues for the three months ended December 31, 2001 and 2000 includes $548,000 and $238,000, respectively, of software revenue generated from USSC. Device Server net revenues for the six months ended December 31, 2001 and 2000 includes $909,000 and $238,000, respectively, of software revenue generated from USSC. In addition, Device Server net revenue for the three and six months ended December 31, 2001 includes $972,000 of Destiny LX chip revenue. No Destiny LX chip revenue was recorded for the three and six months ended December 31, 2000. The increase in our Device Server net revenue is primarily due to an increase in our Embedded Device Servers offset by a decrease in our External Device Server. This change between Embedded and External is consistent with our expectations as our customers shift to an Embedded solution. Print Server and other net revenues decreased $583,000, or 59.3%, to $400,000, or 2.4% of net revenues, for the three months ended December 31, 2001 from $983,000, or 8.1% of net revenues, for the three months ended December 31, 2000. Print Server and other net revenues decreased $896,000, or 45.9%, to $1.1 million, or 3.2% of net revenues, for the six months ended December 31, 2001 from $1.9 million, or 8.2% of net revenues, for the six months ended December 31, 2000. The decreases in our Print Server and other products net revenues are due to a more rapid transition to our Multiport Device Server and Device Server products.

     Net revenues generated from sales in the Americas increased $5.3 million, or 64.7%, to $13.4 million, or 81.4% of net revenues, for the three months ended December 31, 2001 from $8.1 million, or 65.2% of net revenues, for the three months ended December 31, 2000. Net revenues generated from sales in the Americas increased $9.9 million, or 58.5%, to $26.8 million, or 81.9% of net revenues, for the six months ended December 31, 2001 from $16.9 million, or 69.0% of net revenues, for the six months ended December 31, 2000. Our net revenues derived from customers located in Europe decreased $1.0 million, or 28.2%, to $2.6 million, or 16.0% of net revenues, for the three months ended December 31, 2001 from $3.7 million, or 29.3% of net revenues, for the three months ended December 31, 2000. Our net revenues derived from customers located in Europe decreased $1.3 million, or 20.5%, to $5.0 million, or 15.4% of net revenues, for the six months ended December 31, 2001 from $6.3 million, or 25.8% of net revenues, for the six months ended December 31, 2000. Our net revenues derived from customers located in Europe as a percentage of total net revenues decreased due to the acquisition of Lightwave which primarily sells in the Americas. Our net revenues derived from customers located in other geographic areas decreased slightly to $434,000, or 2.6% of net revenues, for the three months ended December 31, 2001 from $683,000, or 5.5% of net revenues, for the three months ended December 31, 2000. Our net revenues derived from customers located in other geographic areas decreased to $887,000, or 2.7% of net revenues, for the six months ended December 31, 2001 from $1.3 million, or 5.2% of net revenues, for the six months ended December 31, 2000.


Gross Profit

     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers and associated overhead costs. Additionally, cost of revenues for the three and six months ended December 31, 2001 consisted of $560,000 and $898,000, respectively, of non-cash amortization of acquisition-related charges. No charges were recorded for the three and six months ended December 31, 2000. We pay Gordian, Inc., an outside research and development firm, a royalty based on the sale of certain of our products. As a result, a royalty charge is included in cost of revenues and is calculated based on the related products sold. Gross profit increased by $2.3 million, or 35.5%, to $8.9 million, or 54.2% of net revenues, for the three months ended December 31, 2001 from $6.6 million, or 54.1% of net revenues, for the three months ended December 31, 2000. Gross profit increased by $4.5 million, or 34.8%, to $17.5 million, or 53.5% of net revenues, for the six months ended December 31, 2001 from $13.0 million, or 54.6% of net revenues, for the six months ended December 31, 2000. For the three months ended December 31, 2001 and 2000, Gordian royalties were $431,000 and $488,000, respectively. For the six months ended December 31, 2001 and 2000, Gordian royalties were $847,000 and $1.0 million, respectively. The increase in gross profit was mainly attributable to the significant increase in the Multiport Device Server product. The decrease in gross profit as a percentage of net revenues for the six months ended December 31, 2001 is primarily attributable to non-cash amortization of acquisition-related charges, volume-pricing agreements and competitive pricing strategies.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, and professional fees. Selling, general and administrative expenses increased $2.0 million, or 36.0%, to $7.7 million, or 46.8% of net revenues, for the three months ended December 31, 2001 from $5.7 million, or 46.5% of net revenues, for the three months ended December 31, 2000. Selling, general and administrative expenses increased $4.6 million, or 43.4%, to $15.3 million, or 46.7% of net revenues, for the six months ended December 31, 2001 from $10.7 million, or 44.7% of net revenues, for the six months ended December 31, 2000. This increase is due primarily to increased depreciation of fixed assets, increased personnel-related costs and facilities costs from the acquisitions of USSC, Lightwave and Synergetic as well as hiring of sales personnel, and increased legal and other professional fees. We expect selling, general and administrative expenses in absolute dollars will decrease in the foreseeable future as a result of our planned restructuring announced February 6, 2002 and decrease as a percentage of net revenues. Selling, general and administrative expenses will include the signing bonuses for the Chief Excecutive and Chief Financial Officer totaling $351,000 in the third fiscal quarter of 2002.

Research and Development

     Research and development expenses consist primarily of salaries and the related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses increased $935,000, or 91.6%, to $2.0 million, or 11.9% of net revenues, for the three months ended December 31, 2001 from $1.0 million, or 8.4% of net revenues, for the three months ended December 31, 2000. Research and development expenses increased $2.0 million, or 95.3%, to $4.0 million, or 12.4% of net revenues, for the six months ended December 31, 2001 from $2.1 million, or 8.7% of net revenues, for the six months ended December 31, 2000. This increase resulted primarily from increased personnel-related costs due to the acquisition of USSC, Lightwave and Synergetic, as well as hiring of senior management and expenses related to new product development.

Stock-based Compensation

     Stock-based compensation generally represents the amortization of deferred compensation. We recorded approximately $885,000 of deferred compensation for the six months ended December 31, 2001. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years. Stock-based compensation increased $155,000, or 23.0%, to $829,000, or 5.0% of net revenues, for the three months ended December 31, 2001 from $674,000, or 5.5% of net revenues, for the three months ended December 31, 2000. Stock-based compensation increased $691,000, or 51.7%, to $2.0 million, or 6.2% of net revenues, for the six months ended December 31, 2001 from $1.3 million, or 5.6% of net revenues, for the six months ended December 31, 2000. The increase in stock-based compensation primarily reflects stock options assumed in three purchase transactions that were accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25. We expect to incur additional stock-based compensation in future periods as a result of the continued amortization of deferred compensation related to these and other stock option grants.

Amortization of Purchased Intangible Assets

     In connection with the two purchase transactions completed during fiscal 2001 and the one purchase transaction completed during the second fiscal quarter of 2002, we recorded approximately $14.2 million and $11.1 million, of identified purchased intangible assets, respectively. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. Purchased intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally three to seven years. The amortization of purchased intangible assets increased $161,000, or 44.4%, to $524,000, or 3.2% of net revenues, for the three months ended December 31, 2001 from $363,000, or 3.0% of net revenues, for the three months ended December 31, 2000. The amortization of purchased intangible assets increased $83,000, or 11.4%, to $809,000, or 2.5% of net revenues, for the six months ended December 31, 2001 from $726,000, or 3.0% of net revenues, for the six months ended December 31, 2000. In addition, approximately $560,000 and $898,000 of amortization of purchased intangible assets have been classified as cost of revenue for the three and six months ended December 31, 2001, respectively. No comparable amortization of purchased intangible assets was classified as cost of revenue for the three and six months ended December 31, 2000.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), effective for acquisitions consummated after June 30, 2001, and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     We have elected to early adopt the rules set forth in SFAS No. 142 on accounting for goodwill and other intangibles effective as of July 1, 2001. For the six months ended December 31, 2001, early adoption resulted in non-amortization of goodwill of $3.5 million or $0.07 per share based on the weighted average shares outstanding for the six months ended December 31, 2001.

     The transition provisions of SFAS No. 142 require that we complete in assessment of whether impairment may exist as of the date of adoption by December 31, 2001 and determine the amount of any impairment as of the date of adoption by June 30, 2002. Any impairment that is required to be recognized when adopting SFAS No. 142 will be reflected as the cumulative effect of a change in accounting principle as of July 1, 2001. We have completed an initial assessment and concluded that goodwill arising from the acquisition of United States Software Corporation (USSC) having a carrying amount of approximately $5.8 million as of July 1, 2001 may be impaired. We expect to determine the amount of the impairment charge, if any, to be reflected as a cumulative effect of a change in accounting principle during the third fiscal quarter ending March 31, 2002.

Interest Income (Expense), Net

     Interest income (expense), net consists primarily of interest earned on cash, cash equivalents, short-term and long-term investments. Interest income (expense), net was $479,000 and $671,000 for the three months ended December 31, 2001 and 2000, respectively. Interest income (expense), net was $1.0 million and $1.2 million for the six months ended December 31, 2001 and 2000, respectively. The decrease is primarily due to lower average investment balances and interest rates for the three and six months ended December 31, 2001 compared to December 31, 2000, as a result of the acquisitions of USSC, Lightwave and Synergetic as well as loans to Premise Systems and Xanboo.

Other Income (Expense), Net

     Other income (expense), net was $7,000 and $79,000 for the three months ended December 31, 2001 and 2000, respectively. Other income (expense), net was $(328,000) and $(13,000) for the six months ended December 31, 2001 and 2000, respectively. The increase in other expense for the six months ended December 31, 2001 is primarily attributable to the $500,000 revaluation of a strategic investment, less gains on foreign currency translation.

Provision for Income Taxes

     The Company utilizes the liability method of accounting for income taxes as set forth in Financial Accounting Standards Board ("FASB") Statement No. 109, Accounting for Income Taxes.

Liquidity and Capital Resources

     Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consisting of money-market funds and commercial paper totaled $38.6 million at December 31, 2001. Short-term investments consist of investments maturing in twelve months or less and totaled $9.9 million at December 31, 2001. Long-term investments consist of investments in debt securities of two privately held companies, Premise Systems and Xanboo, and other investments maturing in more than twelve months. Long-term investments totaled $7.0 million at December 31, 2001. Subsequent to December 31, 2001, we completed the acquisition of Premise Systems. Our convertible promissory notes of Xanboo were converted into Xanboo Preferred Stock interest as a result of Xanboo completing a $13.0 million equity round. In addition, we purchased $4.0 million of preferred stock Xanboo in January 2002. We currently hold a 18.73% ownership interest in Xanboo.

     Our operating activities used cash of $4.2 million for the six months ended December 31, 2001. We incurred a net loss of $5.9 million, which includes amortization and depreciation of $2.9 million, amortization of stock-based compensation of $2.0 million, the cumulative effect of a change in accounting method $2.6 million and the revaluation of a strategic investment of $500,000, all of which are non-cash. This was reduced by increased inventories of $2.1 million, increased other receivables of $2.2 and decreased accounts payable of $2.7 million offset by a decrease in accounts receivable of $1.3 million. The increase in inventories and the decrease in accounts receivable are primarily attributable to our change in accounting method for recognizing revenue on sales to distributors. As described above, recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product. The increase in other receivables was primarily due to increased receivables from our contract manufacturers and convertible notes to Premise. The decrease in accounts payable was primarily due to a reduction of Synergetic liabilities subsequent to the acquisition.

     Our investing activities used $20.5 million of cash for the six months ended December 31, 2001. We used $3.4 million, net of cash acquired, to acquire Synergetic in October 2001. We used $10.2 million to invest in held-to-maturity investments in debt securities, net of $2.0 million in proceeds from the sales of securities. We used $3.0 million to purchase convertible promissory notes with ten year maturities that automatically convert into the next round of equity securities of Xanboo. These notes were converted into preferred stock of Xanboo in January 2002. We also purchased an additional $4.0 million of preferred stock of Xanboo in January 2002. We acquired Premise in January 2002.

We also used $2.6 million to purchase property and equipment, primarily computer hardware and software pertaining to Oracle software enhancements, support of our international operations and a software package to support our sales force.

     Cash provided by financing activities was $48.0 million for the six months ended December 31, 2001, primarily related to the net proceeds from our secondary public offering completed in July 2001. Cash provided by financing activities was $53.9 million for the six months ended December 31, 2000, primarily related to the net proceeds from our initial public offering in August 2000.

     In January 2002, we entered into a four-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at the prime rate or the LIBOR rate plus 2.0%. We are required to pay a $100,000 facility fee of which $50,000 was paid and $50,000 is to be paid in January 2003. We are also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. The line of credit contains customary affirmative and negative covenants. To date we have not borrowed against this line of credit.

     We believe that our existing cash, cash expected to be generated from operations and any available borrowings under our line of credit facility will be adequate to meet our anticipated cash needs through at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues and research and development and infrastructure investments as well as our intentions to make strategic acquisitions or investments in other companies, which will affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.


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

     .  loss or gain of significant customers;

     .  announcements or introductions of new products by our competitors;

     .  defects and other product quality problems; and

     . changes in demand for devices that incorporate our connectivity products.

     IF WE MAKE UNPROFITABLE ACQUISITIONS OR ARE UNABLE TO SUCCESSFULLY INTEGRATE ANY FUTURE ACQUISITIONS, OUR BUSINESS COULD SUFFER.

     We have in the past and intend to continue in the future to acquire businesses, client lists, products or technologies that we believe complement or expand our existing business. In October 1998, we acquired ProNet GmbH, a German supplier of industrial application Device Server technology. In December 2000, we acquired USSC, a company that provides software solutions for use in embedded technology applications. In June 2001, we acquired Lightwave, a company that provides console management solutions. In October 2001, we acquired Synergetic, a provider of embedded network communication solutions. In January 2002, we acquired Premise Systems, a developer of client-side software applications. Acquisitions of this type involve a number of risks, including:

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

     Any acquisition or investment could result in the incurrence of debt and the loss of key employees. Moreover, we often assume specified liabilities of the companies we acquire. Some of these liabilities, such as environmental and tort liabilities, are difficult or impossible to quantify. If we do not receive adequate indemnification for these liabilities our business may be harmed. In addition, acquisitions are likely to result in a dilutive issuance of equity securities. For example, we issued common stock and assumed options to acquire our common stock in connection with our acquisitions of USSC, Lightwave, Synergetic and Premise Systems. We cannot assure you that any acquisitions or acquired businesses, client lists, products or technologies associated therewith will generate sufficient net revenues to offset the associated costs of the acquisitions or will not result in other adverse effects. Moreover, from time to time we may enter into negotiations for the acquisition of businesses, client lists, products or technologies, but be unable or unwilling to consummate the acquisition under consideration. This could cause significant diversion of managerial attention and out of pocket expenses to us. We could also be exposed to litigation as a result of an unconsummated acquisition, including claims that we failed to negotiate in good faith, misappropriated confidential information or other claims.

     In addition, from time to time we intend to invest in businesses that we believe present attractive investment opportunities, or provide other synergetic benefits. In September and October 2001, we paid an aggregate of $3.0 million to Xanboo for convertible promissory notes, which have converted, in accordance with their terms, into Xanboo preferred stock. In addition, the Company purchased an additional $4.0 million of preferred stock of Xanboo. The Company currently holds a 18.73% ownership interest in Xanboo. These investments are speculative in nature, and there is a significant chance we will lose part or all of our investments.

 STOCK-BASED COMPENSATION WILL NEGATIVELY AFFECT OUR OPERATING RESULTS.

     We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred compensation net of forfeitures within stockholders' equity of $885,000 at December 31, 2001 and a total of $14.2 million of deferred compensation through fiscal 2001, which is being amortized over the vesting period of the related stock options, which is generally four years. A balance of $8.7 million remains at December 30, 2001 and will be amortized as follows: $1.6 million in the remainder of fiscal 2002, $3.0 million in fiscal 2003, $2.6 million in fiscal 2004, $1.4 million in fiscal 2005, and $174,000 in fiscal 2006.

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

     We primarily outsource all of our manufacturing to three third-party manufacturers, APW, Inc., Irvine Electronics and Express Manufacturing. We recently entered into a relationship with Uniprecision in China, and we intend to transition a significant portion of our workload to this manufacturer during approximately the next three months. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

 . reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

 .  lack of guaranteed production capacity or product supply; and

 . reliance on third-party manufacturers to maintain competitive manufacturing technologies.

     Our agreements with these manufacturers provide for services on a purchase-order basis. If our manufacturers were to become unable or unwilling to continue to manufacture our products in required volumes, at acceptable quality, quantity, yields and costs, or in a timely manner, our business would be seriously harmed. We may also experience unforeseen problems as we attempt to transition a significant portion of our manufacturing requirements to Uniprecision. We do not have a significant operating history with either of these entities and if these entities are unable to provide us with satisfactory service, or we are unable to successfully complete the transition, our operations could be interrupted. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. In addition, a natural disaster could disrupt our manufacturers' facilities and could inhibit our manufacturers' ability to provide us with manufacturing capacity on a timely basis, or at all. If this were to occur, we likely would be unable to fill customers' existing orders or accept new orders for our products. The resulting decline in net revenues would harm our business. In addition, we are responsible for forecasting the demand for our individual products by regional location. These forecasts are used by our contract manufacturers to procure raw materials and manufacture our finished goods. If we forecast demand too high, we may invest too much cash in inventory and we may be forced to take a write-down of our inventory balance, which would reduce our earnings. If our forecast is too low for one or more products, we may be required to pay expedite charges which would increase our cost of sales or we may be unable to fulfill customer orders thus reducing net revenues and therefore earnings.

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

     From time to time we have received letters claiming that our products infringe upon patents or other intellectual property of third-parties. On July 3, 2001, Digi International, Inc. filed a complaint in the United States District Court for the district of Minnesota claiming patent infringement and alleging that Lantronix directly and/or indirectly infringes upon Digi's U.S. Patent No. 6,047,319 by making, using, selling, and/or offering for sale certain of Lantronix's Multiport device servers, including the ETS line of products, coupled with a device driver called the Comm Port Redirector Software. Digi alleges that Lantronix has willfully and intentionally infringed Digi's patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorneys fees, interest and costs. On August 17, 2001, Lantronix filed its answer to the complaint, asserting affirmative defenses, and counterclaiming for a declaratory judgment that the patent in issue is invalid. The Court has scheduled a pre-trial conference for February 19, 2002, in which discovery parameters and a trial date will likely be set. Based on the facts known to date, Lantronix believes that the claims are without merit and intends to vigorously defend this suit.

     Although we believe that the claims or any litigation arising there from will have no material impact on us or our business, the litigation is in the preliminary stage, and we cannot predict its outcome with certainty. The litigation process is inherently uncertain and we may not prevail. Moreover, patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. In the event the Digi litigation is not resolved at a preliminary stage, the cost of defending the claim will be substantial. In addition, the Digi litigation will likely divert the efforts and attention of some of our key management and technical personnel. Should the outcome of the litigation be adverse to us, we would be required to pay monetary damages to Digi and we could be enjoined from selling those of our products found to infringe Digi's patent unless and until we are able to negotiate a license from Digi which may not be available on acceptable terms or at all. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be harmed. This litigation, or other similar litigation brought by us or others, could result in the expenditure of significant financial resources and the diversion of management's time and efforts.

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

     IF WE ARE UNABLE TO CONTINUE USING INTELLECTUAL PROPERTY DEVELOPED BY GORDIAN, INC. WE COULD LOSE THE RIGHTS TO VALUABLE INTELLECTUAL PROPERTY AND OUR BUSINESS WOULD BE HARMED.

     Gordian, Inc. developed intellectual property used in our Micro Serial Server, or MSS, Print Servers and ETS and LRS lines of Multiport Device Server products. These products represent a substantial portion of our net revenues. We pay royalties based on the gross margin of certain of our products incorporating Gordian Developed Technology. For the six months ended December 31, 2001 and 2000, we paid Gordian approximately $847,000 and $1.0 million in royalties, respectively. Under the terms of an agreement dated February 29, 1989, between Gordian and US, Gordian owns the rights to the intellectual property developed by it. Our agreement with Gordian may be terminated by either Gordian or ourselves with 30-days written notice. We have offered to purchase the Gordian developed intellectual property that we will need to continue selling our MSS products. Gordian and Lantronix have agreed to use the services of a neutral third party to establish a reasonable price for intellectual property. Gordian has expressed its intent to terminate its relationship with us in the event we are unable to agree upon a price for this intellectual property. In the event we are unable to continue using the Gordian Developed Technology we might be prevented from marketing some or all of our MSS line of products in the future. This would result in the loss of customers and net revenues, which would harm our business.

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

     TERRORIST ATTACKS OR THREATS OR ATTACKS, AND BUSINESS INTERRUPTIONS CAUSED BY SUCH ATTACKS, NATURAL DISASTERS AND ELECTRICAL BLACKOUTS IN THE STATE OF CALIFORNIA COULD ADVERSELY AFFECT OUR BUSINESS.

     Interruptions in business, a decline in demand in our products, or a general economic decline resulting from actual or threatened terrorist attacks or military action could harm our business. Adverse effects could include, but are not limited to, physical damage to our facilities, and disruptions caused by trade restrictions imposed by the United States or foreign governments. In addition, a general economic downturn in any of our target markets or general disruption of the financial markets caused by such attacks could substantially harm our business. Moreover, our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the State of California may be subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities.

     WE INTEND TO CONTINUE TO DEVOTE SIGNIFICANT RESOURCES TO OUR RESEARCH AND DEVELOPMENT, WHICH, IF NOT SUCCESSFUL, COULD CAUSE A DECLINE IN OUR REVENUES AND COULD HARM OUR BUSINESS.

     We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the six months ended December 31, 2001, research and development expenses comprised 12.4% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development.

     IF A MAJOR CUSTOMER CANCELS, REDUCES, OR DELAYS PURCHASES, OUR NET REVENUES MIGHT DECLINE AND OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our top five customers accounted for 30.4% and our top ten customers accounted for 37.8% of our net revenues for the six months ended December 31, 2001. Tech Data and Ingram Micro, domestic distributors, accounted for 10.3% and 9.4% of our net revenues for the six months ended December 31, 2001, respectively. The number and timing of sales to our distributors have been difficult for us to predict. For the six months ended December 31, 2001, large individual sales to the distributors, as well as sales to other customers, have occurred in the last weeks or even days of a quarter, which has resulted in a substantial portion of the net revenues for that quarter being realized in the last month of the quarter. The loss or deferral of one or more significant sales in a quarter could harm our operating results. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace and the growth of our business could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our Device Server Technology. Our sales are usually completed on a purchase order basis and we have no long-term purchase commitments from our customers.

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

    THE AVERAGE SELLING PRICES OF OUR PRODUCTS MIGHT DECREASE, WHICH COULD REDUCE OUR GROSS MARGINS.

     In the past, we have experienced some reduction in the average selling prices and gross margins of products and we expect that this will continue for our products as they mature. In the future, we expect competition to increase, and we anticipate this could result in additional pressure on our pricing. In addition, our average selling prices for our products might decline as a result of other reasons, including promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. In addition, we might not be able to increase the price of our products in the event that the price of components or our overhead costs increase. If this were to occur, our gross margins would decline.

     NET REVENUES FROM OUR LEGACY PRODUCTS, WHICH INCLUDE OUR PRINT SERVERS, SWITCHES, HUBS AND OTHER PRODUCTS, HAVE DECREASED SIGNIFICANTLY AND WE EXPECT THAT NET REVENUES FROM THESE LINES OF PRODUCTS WILL CONTINUE TO DECLINE IN THE FUTURE AS WE FOCUS OUR EFFORTS ON THE DEVELOPMENT OF OTHER PRODUCT LINES.

     Since 1993, net revenues from our legacy products have accounted for a significant portion of our net revenues but have declined significantly recently. For example, revenues from our legacy products were approximately $1.0 million or 3.2% of our net revenues, compared to $1.9 million or 8.2% of our total net revenues for the six months ended December 31, 2001 and 2000, respectively. We anticipate that net revenues from our legacy products will continue to decline in the future as we plan to continue to focus on the development of our current Device Server and Multiport Device Server product lines. We do not know if this transition in product development will be successful. We do not know whether our new product lines will be accepted by our current and future target markets to the extent we anticipate. If the expected decline in net revenues attributable to our legacy products is not offset by increases in net revenues from our Device Server and Multiport Device Server lines of product, our business could be harmed.

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

     . other companies might claim common law trademark rights based upon use of that precede the registration of our marks;

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

     UNDETECTED PRODUCT ERRORS OR DEFECTS COULD RESULT IN LOSS OF NET REVENUES, DELAYED MARKET ACCEPTANCE AND CLAIMS AGAINST US.

     We currently offer warranties ranging from 90 days to five years on each of our products. Our products could contain undetected errors or defects. If there is a product failure, we might have to replace all affected products without being able to book revenue for replacement units, or we may have to refund the purchase price for the units. Because of our recent introduction of our line of Device Servers, we do not have a long history with which to assess the risks of unexpected product failures or defects for this product line. Regardless of the amount of testing we undertake, some errors might be discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of net revenues and claims against us. Significant product warranty claims against us could harm our business, reputation and financial results and cause the price of our stock to decline operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the State of California may be subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities.

     BECAUSE WE ARE DEPENDENT ON INTERNATIONAL SALES FOR A SUBSTANTIAL AMOUNT OF OUR NET REVENUES, WE FACE THE RISKS OF INTERNATIONAL BUSINESS AND ASSOCIATED CURRENCY FLUCTUATIONS, WHICH MIGHT ADVERSELY AFFECT OUR OPERATING RESULTS.

     Net revenues from international sales represented 18.1% and 31.0% of net revenues for the six months ended December 31, 2001 and 2000, respectively. Net revenues from Europe represented 15.4% and 25.8% of our net revenues for the six months ended December 30, 2001 and 2000, respectively.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Interest Rate Risk. Our exposure to interest rate risk is limited to the exposure related to our cash and cash equivalents and our credit facilities, which are tied to market interest rates. As of December 31, 2001, we had cash and cash equivalents of $48.5 million, which consisted of both domestic and foreign cash and short-term investments with original maturities of 90 days or less. We believe our short term investments would decline in value by only insignificant amounts if interest rates increase, and therefore, such change in valve would not have a material effect on our financial condition or results of operations.

     Foreign Currency Risk. We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

     Investment Risk. At December 31, 2001, our investments in two privately held companies totaled $5.9 million, both of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies. Approximately $2.9 million of our investment risk is in Premise Systems which we acquired in January 2002.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time we have received letters claiming that our products infringe upon patents or other intellectual property of third-parties. On July 3, 2001, Digi International, Inc., filed a complaint in the United States District Court for the district of Minnesota claiming patent infringement and alleging that Lantronix directly and/or indirectly infringes upon Digi's U.S. Patent No. 6,047,319 by making, using, selling and or offering for sale certain of Lantronix's Multiport device servers, including the ETS line of products, coupled with a device driver called the Comm Port Redirector Software. Digi alleges that Lantronix has willfully and intentionally infringed Digi's patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorneys fees, interest and costs. On August 17, 2001, Lantronix filed its answer to the complaint, asserting affirmative defenses, and counterclaiming for a declaratory judgment that the patent in issue is invalid. The Court has scheduled a pre-trial Conference for February 19, 2002, in which discovery parameters and a trial date will likely be set. Based on the facts known to date, Lantronix believes that the claims are without merit and intends to vigorously defend this suit.


Item 2. Changes in Securities and Use of Proceeds

     On October 18, 2001, the Company completed the acquisition of Synergetic, a provider of embedded network communication solutions. In connection with the acquisition, the Company paid cash consideration of $2.7 million and issued an aggregate of 2,234,715 shares of its common stock in exchange for all outstanding shares of Synergetic common stock and reserved 615,705 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Synergetic. The transaction was exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended. Portions of the cash consideration and shares issued will be held in escrow pursuant to the terms of the acquisition agreement as well as various employee share repurchase agreements.

     On January 11, 2002, we completed the acquisition of Premise, a developer of client-side software applications. Prior to the acquisition we held shares of Premise representing 19.99% ownership and in addition held notes receivable of $1.2 million. We agreed to issue an aggregate of 1,063,371 shares of its common stock in exchange for all remaining outstanding shares of Premise common stock and reserved 875,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Premise. Pursuant to the acquisition agreement, 106,337 of such shares will be held in escrow to secure certain indemnification obligations, and 531,686 of such shares will be held in escrow pending achievement of certain performance obligations. We intend to issue these shares on or around February 18, 2002. The transaction was exempt from registration pursuant to section 4 (2) of the Securities Act of 1933, as amended. In connection with the acquisition, the Company expects to record a one-time charge for purchased in-process research and development expenses related to the acquisition in our third fiscal quarter ending March 31, 2002.


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

10.1         Employment Agreement between Lantronix, Inc. and Fred Thiel

10.2         Employment Agreement between Lantronix, Inc. and Steve Cotton

10.3 Loan and Security Agreement between Silicon Valley Bank and Lantronix, Inc., United States Software Corporation, Lightwave Communications, Inc. and Synergetic Micro Systems, Inc.

18           Letter from Ernst & Young LLP re: Change in Accounting Method

    (b) Reports on Form 8-K

Date                    Item Reported On
----                    ----------------

September 20, 2001      Lantronix announced it had entered into an agreement to
                        acquire Synergetic Micro Systems, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, Lantronix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 14th day of February, 2002.

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