Form 10-K/A
period 2001-06-30
LANTRONIX INC
filed 2002-06-25
CIK 1114925

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   __________

                                   FORM 10-K/A
                                 AMMENDMENT NO. 1

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended June 30, 2001

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________to ____________

                         Commission File Number 1-16027

                                   __________

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

                                   __________

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                                        Name of each exchange
     Title of each class                                 on which registered
     -------------------                                 -------------------
        Common Stock                                    Nasdaq National Market

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

                                EXPLANATORY NOTE

     This Amendment No. 1 to Annual Report on Form 10-K/A of Lantronix, Inc. (the "Company") amends Item 1 of Part I (with respect to net revenues from products), Items 6, 7 and 8 of Part II and Item 14 of Part IV of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, as filed by the Company on September 28, 2001 (the "Original 10-K"), to reflect the change described below.

     The Company changed its accounting method for recognizing revenue on sales to distributors effective as of the beginning of fiscal 2001, July 1, 2000. Under the new accounting method, recognition of revenue and related gross profit on sales to distributors is deferred until the distributor resells the product to an end customer. Previously, the Company had recognized revenue from these transactions upon shipment of product to the distributor, net of estimates for possible returns and allowances. The restatement for the year ended June 30, 2001 results in a reduction in revenue of approximately $6.2 million and an increase in the loss before cumulative effect of accounting change of $2.9 million or $0.07 per share. The cumulative effect of the accounting change recorded as of July 1, 2000 was a charge of $597,000 (net of income taxes of $176,000) or $0.02 per share. See Note 2 to the financial statements, "Accounting Change and Restatement of Financial Statements," for more detail. Conforming changes reflecting the foregoing are made in: Item 1 of Part I in the "Products" section included in the Description of Business section; and in Part II, Item 6 - Selected Consolidated Financial Data, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (including risk factors), and Item 8 Financial Statements (and footnotes thereto).

     In addition, the Company made changes to the Original 10-K to clarify or correct information with respect to the following:

          . Item 1 "Recent Acquisitions and Investments": information concerning additional acquisitions and investments made after the original filing and before the filing of this Form 10-K/A;
          . Item 5 "Use of Proceeds": a clarification the number of shares sold in our secondary offering;
          . Part IV, Item 14 "Consolidated Financial Statements" and "Financial Statement Schedules":
                    . Consolidated Statements of Operations: reclassification of stock compensation related to cost of revenues from stock compensation to cost of revenue;
                    . Footnote 1: a clarification related to the paragraph on "Investments";
                    . Footnote 3: a clarification regarding the acquisition of U.S. Software; and
                    . Footnote 12: information concerning additional acquisitions and investments made after the original filing and before the filing of this Form 10-K/A; a clarification of the number of shares sold in our secondary offering; a clarification regarding the acquisition of U.S. Software.
                    .    Schedule II-Consolidated Valuation and Qualifying
                         Accounts: Reclassification of amounts charged to other accounts to amounts charged to costs and expenses

     Except for the foregoing, no other information included in the Original 10-K is amended by this Form 10-K/A. All information in this Annual Report on Form 10-K/A is as of June 30, 2001 or as of September 28, 2001, the date of the filing of the Original 10-K, as required, and does not reflect, unless otherwise explicitly noted, any subsequent information or events occurring after such dates, nor does it otherwise purport to modify or update the disclosures contained in the Original 10-K.

================================================================================

                                 LANTRONIX, INC.
                                   FORM 10-K/A
                        For the Year Ended June 30, 2001





                                TABLE OF CONTENTS

                                                                                                       Page
                                                    PART 1

ITEM 1.  Business ....................................................................................    4
ITEM 2.  Properties ..................................................................................   14
ITEM 3.  Legal Proceedings ...........................................................................   14
ITEM 4.  Submission of Matters to a Vote of Security Holders .........................................   14

                                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters .......................   15
ITEM 6.  Selected Consolidated Financial Data ........................................................   16
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .......   17
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk ..................................   32
ITEM 8.  Financial Statements and Supplementary Data .................................................   32
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........   32

                                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant ..........................................   33
ITEM 11. Executive Compensation ......................................................................   33
ITEM 12. Security Ownership of Certain Beneficial Owners and Management ..............................   33
ITEM 13. Certain Relationships and Related Transactions ..............................................   33

                                                    PART IV

ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K ...........................   34


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

Recent Acquisitions and Investments

     We have completed four acquisitions since our initial public offering in August 2000 that have expanded our range of products and customers and announced one equity investment as described below:

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

     Synergetic Micro Systems. In October 2001, we completed the acquisition of Synergetic, a provider of high performance embedded network communication solutions that complement our external device products. In connection with the acquisition, we paid cash consideration of $2.7 million and issued an aggregate of 2,234,715 shares of our common stock in exchange for all outstanding shares of Synergetic common stock and reserved 615,705 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Synergetic. Portions of the cash consideration and shares issued will be held in escrow pursuant to the terms of acquisition agreement.

     Premise Systems. In January 2002, we completed the acquisition of Premise, a developer of client-side software applications that complement our device networking products by providing superior management and control capabilities for devices that have been network and internet enabled. Prior to the acquisition, we held shares of Premise representing 19.9% ownership and, in addition, held convertible promissory notes of $1.2 million with interest accrued there-on at the rate of 9.0%. The convertible promissory notes were converted into equity securities of Premise at the closing of the transaction. We issued an aggregate of 1,063,371 shares of our common stock in exchange for all remaining outstanding shares of Premise common stock and reserved 875,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Premise. Pursuant to the acquisition agreement, 106,337 shares will be held in escrow to secure certain indemnification obligations, and 531,686 of such shares will be held in escrow pending achievement of certain performance obligations. In connection with the acquisition, we expect to record a one-time charge for purchased in-process research and development expenses related to the acquisition in our fourth fiscal quarter ending June 30, 2002.

     Other equity investments. From time to time we will make strategic investments in companies that we believe complement or expand our existing business. In September and October 2001, we paid an aggregate of $3.0 million to Xanboo Inc. ("Xanboo") for convertible promissory notes, which converted in January 2002, in accordance with their terms, into Xanboo preferred stock. In addition, we purchased $4.0 million of Xanboo preferred stock in January 2002. We currently hold an 18.7% ownership interest in Xanboo. Our investment in Xanboo is accounted for using the equity method of accounting based on our ability through representation on Xanboo's board of directors to exercise significant influence over its operations.

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

                                 Net Revenues for
                                    Year Ended
                                   June 30, 2001
Product Family                      (millions)      Primary Product Function                    Products
--------------                      ----------      ------------------------                    --------
Device Servers                        $ 31.8        Enable almost any electronic                External and embedded
   (including software)                             Device to become network-enabled,           CoBox, MSS and UDS
                                                    Allowing the user to control the            products. VoiceOver IP,
                                                    Device by way of the Internet using         TCP/IP, RTOS, and File
                                                    a wide range of network protocols.          System software packages.


Multiport Device Servers              $ 14.0        Enable multiple devices to become           ETS and LRS products.
   (including software)                             Network-enabled, allowing the user
                                                    to control the devices by way of
                                                    the Internet using a wide range of
                                                    network protocols.


Print Servers and Other               $  3.2        Allow multiple users to share               EPS, MPS and LPS
                                                    Printers anywhere on an Ethernet            products.
                                                    Network using a wide range of
                                                    Network protocols.

     Financial Accounting Standards Board ("FASB") Statement No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for disclosures about operating segments in annual consolidated financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in one segment, networking and Internet connectivity.

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

     See those sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in Part II of this Form 10-K/A and Note 10 to the Notes to Consolidated Financial Statements for information regarding the geographic distribution of our revenue for the years ended June 30, 2001, 2000 and 1999 and information regarding each customer whose sales constitute 10% or more of our consolidated net revenues. Substantially all of the Company's long-lived assets are located in the United States. See those sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in Part II of this Form 10-K/A and Note 4 to the Notes to Consolidated Financial Statements for information regarding our assets.

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

Name                                                     Age    Position(s)
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

     Fiscal Year 2001                                             High      Low
     First Quarter ............................................  $10.75    $6.75
     Second Quarter ...........................................  $ 8.75    $4.69
     Third Quarter ............................................  $ 9.25    $4.50
     Fourth Quarter ...........................................  $10.30    $5.06


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

     In July 2001, we completed a public offering of 8,534,000 shares of our common stock, including 534,000 shares sold pursuant to an underwriter's over-allotment option, at an offering price of $8.00 per share. We sold 6,000,000 shares and selling shareholders sold 2,000,000 shares of the primary offering. Additionally, we sold 400,500 shares and selling shareholders sold 133,500 shares of the over-allotment option. We received net aggregate proceeds of approximately $47.1 million after deducting underwriting discounts, commissions and offering costs.

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

                                                                                        Year ended June 30,
                                                                                        -------------------
                                                                          2001       2000       1999       1998       1997
                                                                          ----       ----       ----       ----       ----
                                                                       (restated)
                                                                              (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues .......................................................   $  48,972    $44,975    $32,980    $28,300   $30,680
Cost of revenues ...................................................      24,530     21,526     16,824     16,812    20,430
                                                                       ---------    -------    -------    -------   -------
Gross profit .......................................................      24,442     23,449     16,156     11,488    10,250
                                                                       ---------    -------    -------    -------   -------

Operating expenses:
     Selling, general and administrative ...........................      23,998     16,744      9,173      7,857     7,455
     Research and development ......................................       4,478      3,186      2,615      1,770     2,471
     Stock-based compensation ......................................       3,019      1,093         --         --        --
     Amortization of goodwill ......................................         800         --         --         --        --
     Amortization of purchased intangible assets ...................         690        813        595         --        --
     In-process research and development ...........................       2,596         --         --         --        --
                                                                       ---------    -------    -------    -------   -------
          Total operating expenses .................................      35,581     21,836     12,383      9,627     9,926
                                                                       ---------    -------    -------    -------   -------
Income (loss) from operations ......................................     (11,139)     1,613      3,773      1,861       324
Minority interest ..................................................          --        (49)       (30)        --        --
Interest income (expense), net .....................................       2,182        187        151        (5)      (168)
Other income (expense), net ........................................        (167)       (47)       (10)        1          9
                                                                       ---------    -------    -------    -------   -------
Income (loss) before income taxes and cumulative effect of
  accounting change ................................................      (9,124)     1,704      3,884      1,857       165
Provision (benefit) for income taxes ...............................      (1,876)       649      1,098        554       (37)
                                                                       ---------    -------    -------    -------   -------
Income (loss) before cumulative effect of accounting change ........      (7,248)     1,055      2,786      1,303       202
Cumulative effect of accounting change, net of income taxes of
$176 ...............................................................        (597)        --        --          --        --
                                                                       ---------    -------    -------    -------   -------
Net income (loss) ..................................................   $  (7,845)   $ 1,055    $ 2,786    $ 1,303   $   202
                                                                       =========    =======    =======    =======   =======

Basic income (loss) per share before cumulative effect
   of accounting change ............................................   $   (0.19)   $  0.04    $  0.10    $  0.05   $  0.01
Cumulative effect of accounting change per share ...................       (0.02)         -          -          -         -
                                                                       ---------    -------    -------    -------   -------
Basic net income (loss) per share ..................................   $   (0.21)   $  0.04    $  0.10    $  0.05   $  0.01
                                                                       =========    =======    =======    =======   =======
Diluted income (loss) per share before cumulative
   effect of accounting change .....................................   $   (0.19)   $  0.03    $  0.10    $  0.05   $  0.01
Cumulative effect of accounting change per share ...................       (0.02)         -          -          -         -
                                                                       ---------    -------    -------    -------   -------
Diluted net income (loss) per share ................................   $   (0.21)   $  0.03    $  0.10    $  0.05   $  0.01
                                                                       =========    =======    =======    =======   =======

Weighted average shares (basic) .......................................  36,946      29,274     26,977     25,207    25,128
                                                                         =======     ======     ======     ======    ======
Weighted average shares (diluted)......................................  36,946      34,178     28,880     25,443    25,427
                                                                         =======     ======     ======     ======    ======

                                                                                          As of June 30,
                                                                                          --------------
                                                                          2001       2000       1999       1998       1997
                                                                          ----       ----       ----       ----       ----
                                                                         (restated)
Consolidated Balance Sheet Data:
Cash and cash equivalents .............................................  $15,367     $1,988     $5,833     $1,759     $ 173
Short-term investments ................................................    1,973         --         --         --        --
Working capital .......................................................   36,963     11,042      8,109      6,327     4,812
Goodwill and other purchased intangible assets, net ...................   55,601        586      1,399         --        --
Total assets ..........................................................  116,861     20,210     17,292      9,800     9,570
Retained earnings .....................................................      582      8,427      7,372      4,586     3,284
Total stockholders' equity ............................................   99,496     12,547     10,312      6,928     5,624
                                                                          ======     ======     ======      =====     =====

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

     We have restated our consolidated financial statements for our fiscal year ended June 30, 2001 herein. To the extent the following discussion and analysis refers to data from our consolidated financial statements for such period, such references are to the data as restated.

Accounting Change and Restatement of Financial Statements

         In May 2002, we undertook a special investigation of our accounting, which revealed that beginning in the third and fourth quarters of fiscal 2001 certain shipments made to distributors and recorded as revenues in fiscal 2001 and 2002 did not qualify for revenue recognition upon shipment due to terms present in agreements with the distributors that were not considered in our original accounting decisions. The accompanying consolidated financial statements for the year ended June 30, 2001 have been restated to change as of July 1, 2000 the accounting policy for recognizing revenue from sales to distributors. Formerly, revenue from sales to distributors was recognized upon shipment, but in some cases during fiscal 2001 this resulted in improper revenue recognition because we granted product return privileges, extended payment terms or other rights to certain distributors in connection with specific shipments that either converted such transactions into what in substance were consignment arrangements or precluded us from using our historical experience in product sales to make a reasonable estimate of future product returns at the time of shipment.

     Under the newly adopted accounting policy, revenue from sales to distributors is not recognized until the distributor sells our products to end user customers. This manner of correcting the errors in sales recognition made in the previously issued financial statements for fiscal 2001 is deemed to be preferable in the circumstances because (1) it eliminates from revenue any effect of shipping excessive levels of inventory to the distributors; (2) all revenue from distributor sales in fiscal 2001 and thereafter will be recognized on a common basis; and (3) there is assurance that any additional agreements with distributors that may have existed with respect to specific orders but are presently unknown will not have an impact on amounts reported as revenue after the restatement.

         The restatement for the year ended June 30, 2001, results in a reduction in revenue of approximately $6.2 million and an increase in the loss before cumulative effect of accounting change of $2.9 million or $0.07 per share. The cumulative effect of the accounting change recorded as of July 1, 2000 was a charge of $597,000 (net of income taxes of $176,000) or $0.02 per share. A comparison of restated and originally reported amounts in the consolidated statement of operations for the year ended June 30, 2001 follows:

                                                                                     As previously             As
                                                                                        reported            restated
                                                                                        --------            --------

                                                                                        (in thousands, except per share data)

       Net revenues ............................................................        $  55,198           $ 48,972
       Cost of revenues ........................................................           26,582             24,530
                                                                                        ---------           ---------
       Gross profit ............................................................           28,616             24,442

       Operating expense .......................................................           35,668             35,581
                                                                                        ----------          ---------
       Loss from operations ....................................................           (7,052)           (11,139)
       Interest and other income, net...........................................            2,015              2,015
       Benefit for income taxes ................................................             (662)            (1,876)
                                                                                        ----------          ---------
       Loss before cumulative effect of accounting change ......................           (4,375)            (7,248)
       Cumulative effect of accounting change, net of income taxes of $176 .....               --               (597)
                                                                                        ----------          ---------
       Net loss ................................................................        $ ( 4,375)          $ (7,845)
                                                                                        ==========          =========

       Basic and diluted net loss per share:
           Before cumulative effect of accounting change .......................        $   (0.12)          $  (0.19)
           Cumulative effect of accounting change ..............................                 -             (0.02)
                                                                                        ----------          ---------
           Net loss ............................................................        $   (0.12)          $  (0.21)
                                                                                        ==========          =========

         Information needed to determine the pro forma effects of applying the new revenue recognition policy for sales to distributors to years prior to fiscal 2001 is not available; therefore, such pro forma information is not presented.

Under the leadership of new management, we are actively working to strengthen our policies, procedures, personnel, controls and internal communications in response to the circumstances that led to the restatement.

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

     Our products are sold to OEMs, VARs, systems integrators and distributors, as well as directly to end-users. One of our distributors, Ingram Micro, accounted for 13.7% of our net revenues for the year ended June 30, 2001, 12.8% of our net revenues for the year ended June 30, 2000 and 15.5% for the year ended June 30, 1999. Another distributor, Tech Data, accounted for 9.9% of our net revenues for the year ended June 30, 2001, 12.0% of our net revenues for the year ended June 30, 2000 and 11.5% for the year ended June 30, 1999. transtec AG, an international OEM and related party due to common ownership by our major stockholder, accounted for 8.7% of our net revenues for the year ended June 30, 2001, 7.2% of our net revenues for the year ended June 30, 2000 and 11.4% for the year ended June 30, 1999.

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

     Under our newly adopted accounting policy, we do not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. Retroactively effective July 1, 2000, recognition of revenue and related gross profit from sales to distributors are deferred until the distributor resells the product (Note 2 of Notes to Consolidated Financial Statements) to provide assurance that all revenue recognition criteria are met at or prior to the point at which revenue is recognized. Revenues from product sales to original equipment manufacturers, end-user customers, other resellers and from sales to distributors prior to July 1, 2000 generally are or have been recognized upon product shipment, but may be deferred to a later date if all revenue recognition criteria are not met at the date of shipment. When product sales revenue is recognized, we establish an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by product resellers. Revenue from the licensing of software is recognized at the time of shipment (or at the time of resale in the case of software products sold through distributors), provided we have vendor-specific objective evidence of the fair value of each element of the software offering and that collectibility is probable. Revenue from post-contract customer support and any other future deliverables, which comprised approximately one-half of one per cent of net revenues for the fiscal year ended June 30, 2001, is deferred and recognized over the support period or as contract elements are delivered.

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

Consolidated Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our consolidated statements of operations:

                                                                                                       Year ended June 30,
                                                                                                       -------------------
                                                                                                     2001      2000     1999
                                                                                                     ----      ----     ----
                                                                                                    (restated)
Net revenues ..................................................................                      100.0%   100.0%   100.0%
Cost of revenues ..............................................................                       50.1     47.9     51.0
                                                                                                     -----    -----    -----
Gross profit ..................................................................                       49.9     52.1     49.0
                                                                                                     -----    -----    -----
Operating expenses:
     Selling, general and administrative ......................................                       49.0     37.2     27.8
     Research and development .................................................                        9.1      7.1      7.9
     Stock-based compensation .................................................                        6.2      2.4       --
     Amortization of goodwill .................................................                        1.6       --       --
     Amortization of purchased intangible assets ..............................                        1.4      1.8      1.8
     In-process research and development ......................................                        5.3       --       --
                                                                                                     -----    -----    -----
         Total operating expenses .............................................                       72.6     48.5     37.5
                                                                                                     -----    -----    -----
Income (loss) from operations .................................................                      (22.7)     3.6     11.5
Minority interest .............................................................                         --     (0.1)    (0.1)
Interest income (expense), net ................................................                        4.4      0.4      0.4
Other income (expense), net ...................................................                       (0.3)    (0.2)      --
                                                                                                     -----    -----    -----
Income (loss) before income taxes and cumulative effect of accounting change ..                      (18.6)     3.7     11.8
Provision (benefit) for income taxes ..........................................                       (3.8)     1.4      3.4
                                                                                                     ------   -----    -----
Income (loss) before cumulative effect of accounting change ...................                      (14.8)     2.3      8.4
Cumulative effect of accounting change, net of income taxes of $176 ...........                       (1.2)      --       --
                                                                                                     ------    -----   -----
Net income (loss) .............................................................                      (16.0)%    2.3%     8.4%
                                                                                                     ======   =====    =====

Comparison of the Years Ended June 30, 2001 and 2000

   Net Revenues

     Net revenues increased $4.0 million, or 8.9%, to $49.0 million for the year ended June 30, 2001 from $45.0 million for the year ended June 30, 2000. The increase was primarily attributable to an increase in net revenues of our Device Server and Multiport Device Server products, partially offset by a decline in our Print Server and other products. Device Server net revenues increased $7.6 million, or 31.2%, to $31.8 million or 64.9% of net revenues for the year ended June 30, 2001 from $24.2 million or 53.8% of net revenues for the year ended June 30, 2000. This increase is attributable to the rapid adoption rates of OEMs, as well as strong sales of our UDS-10 Device Server, which was introduced during the fourth quarter of fiscal 2000. Device Server net revenues for the year ended June 30, 2001 includes $1.5 million of software revenue generated from USSC. Multiport Device Server net revenues increased $3.1 million, or 28.5%, to $14.0 million or 28.6% of net revenues for the year ended June 30, 2001 from $10.9 million or 24.3% of net revenues for the year ended June 30, 2000. The increase in Multiport Device Server net revenue is primarily attributable to the acquisition of Lightwave effective June 8, 2001. Print Server and other revenues decreased $6.7 million, or 67.6%, to $3.2 million, or 6.5% of net revenues for the year ended June 30, 2001 from $9.9 million, or 21.9% of net revenues for the year ended June 30, 2000.

     Net revenues generated from sales in the Americas increased $2.9 million, or 9.5%, to $33.1 million or 67.7% of net revenues for the year ended June 30, 2001 from $30.3 million or 67.3% of net revenues for the year ended June 30, 2000. Our net revenues derived from customers located in Europe increased $1.3 million, or 10.1%, to $13.9 million or 28.4% of net revenues for the year ended June 30, 2001 from $12.7 million or 28.2% of net revenues for the year ended June 30, 2000. Our net revenues derived from customers located in other geographic areas decreased slightly to $1.9 million or 3.9% of net revenues for the year ended June 30, 2001 from $2.0 million or 4.5% of net revenues for the year ended June 30, 2000.

   Gross Profit

     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers and associated overhead costs. As part of our agreement with Gordian, an outside research and development firm, a royalty charge is included in cost of revenues and is calculated based on the related products sold. Gross profit increased by $1.0 million, or 4.2%, to $24.4 million or 49.9% of net revenues for the year ended June 30, 2001 from $23.4 million or 52.1% of net revenues for the year ended June 30, 2000. Gordian royalties were $2.2 million for the years ended June 30, 2001 and 2000. The increase in gross profit was primarily attributable to increased sales volume of our Device Server product line, competitive pricing strategies and cost containment initiatives offset by a one-time inventory reserve charge related to the acquisition of Lightwave in the amount of $1.8 million.

   Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facilities expenses, information technology, trade show expenses, advertising, and professional fees. Selling, general and administrative expenses increased $7.3 million, or 43.3%, to $24.0 million or 49.0% of net revenues for the year ended June 30, 2001 from $16.7 million or 37.2% of net revenues for the year ended June 30, 2000. This increase is due primarily to an increase in our sales force, including new offices in Europe and Asia and an increase in marketing and advertising expenses to increase brand awareness. We expect selling, general and administrative expenses in absolute dollars will continue to increase in the foreseeable future to support the global expansion of our operations but will decrease as a percentage of net revenues due to increased net revenues.

   Research and Development

     Research and development expenses consist primarily of salaries and the related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses increased $1.3 million, or 40.6%, to $4.5 million or 9.1% of net revenues for the year ended June 30, 2001, from $3.2 million or 7.1% of net revenues for the year ended June 30, 2000. This increase resulted primarily from increased headcount, expenses related to new product development and the acquisitions of USSC and Lightwave.

   Stock-based compensation

     Stock-based compensation generally represents the amortization of deferred compensation. We recorded approximately $4.2 million and $10.1 million of deferred compensation in fiscal 2001 and 2000, respectively. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, generally four years. Stock-based compensation charged to operating expenses increased $1.9 million, or 176.2%, to $3.0 million or 6.2% of net revenues for the year ended June 30, 2001 from $1.1 million or 2.4% of net revenues for the year ended June 30, 2000. Additionally, cost of revenues includes stock-based compensation of $87,000 and $26,000 in the fiscal year 2001 and 2000, respectively. The increase in stock-based compensation for the year ended June 30, 2001 reflects stock options assumed in the two purchase transactions completed during the year that were accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No.
25. We expect to incur additional stock-based compensation incurred in future periods as a result of the continued amortization of stock-based compensation related to these purchase transactions.

   Amortization of goodwill and purchased intangible assets

     In connection with the two purchase transactions completed during fiscal 2001, we recorded approximately $56.6 million of goodwill and purchased intangible assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. Goodwill and purchased intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally three to seven years. The amortization of goodwill and purchased intangible assets increased $677,000 or 83.3%, to $1.5 million or 3.0% of net revenues for the year ended June 30, 2001 from $813,000 or 1.8% of net revenues for the year ended June 30, 2000. In addition, approximately $220,000 of amortization of purchased intangible assets has been classified as cost of revenue for the year ended June 30, 2001. The increase in the amortization of goodwill and purchased intangible assets is primarily attributable to goodwill and purchased intangible asset amortization from our acquisitions of USSC and Lightwave which occurred in the second and fourth quarters of fiscal 2001, respectively.

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

   Provision (Benefit) for Income Taxes

     We utilize the liability method of accounting for income taxes as set forth in FASB Statement No. 109, Accounting for Income Taxes. Our effective tax rate was 21% for the year ended June 30, 2001, and 38% for the year ended June 30, 2000. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax benefit for the year ended June 30, 2001, was lower than the federal statutory rate primarily due to nondeductible goodwill amortization and in-process research and development costs associated with current year acquisitions, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. Our effective tax rate associated with the income tax expense for the year ended June 30, 2000, was higher than the statutory rate primarily due to the amortization of stock-based compensation for which no benefit was provided, and the effects of an unfavorable foreign tax rate variance.

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

   Gross Profit

     Gross profit increased by $7.2 million, or 44.4%, to $23.4 million or 52.1% of net revenues for the year ended June 30, 2000 from $16.2 million or 49.0% of net revenues for the year ended June 30, 1999. For the year ended June 30, 2000, the Gordian royalties were $2.2 million as compared to $2.0 million for the year ended June 30, 1999. The increase in gross profit resulted primarily from a change in product mix with more emphasis on our higher margin Device Server products and a decrease in royalties as a percentage of net revenues.

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

     Our operating activities used cash of $5.0 million for the year ended June 30, 2001. We incurred a net loss of $7.8 million, which includes a cumulative effect of accounting change of $597,000, amortization of goodwill and purchased intangibles of $1.7 million, depreciation of $909,000, $2.6 million of in-process research and development and $3.1 million of stock-based compensation which was reduced by increases in accounts receivable of $1.4 million, increases in inventory of $2.6 million, increases in prepaid expenses and other current assets of $2.6 million, offset by an increase in accounts payable of $2.2 million. The increase in accounts receivable was due to increased sales in the last month of the fourth quarter of fiscal 2001, slower collections from some of our U.S. distributors and European customers, and extended payment terms to certain customers, offset by the effects of the change in our accounting policy made as of July 1, 2000 under which sales to distributors are not recognized until the distributor sells our product to end user customers. The increase in inventory was primarily due to increased levels of inventory at distributors resulting from the change in our accounting policy for sales to distributors. The increase in prepaid expenses and other current assets is primarily attributable to receivables from our contract manufacturers who purchase our raw materials. The increase in accounts payable is primarily attributable to our increase in raw materials to support our product demand for the last month of the year and increases in amounts due to a related party. Our operating activities used cash of $1.6 million for the year ended June 30, 2000, and provided cash of $5.6 million for the year ended June 30, 1999.

     Our investing activities used $29.3 million of cash for the year ended June 30, 2001. We used $32.6 million of our public offering proceeds to purchase $30.5 million of held-to-maturity investments and $2.1 million of minority investments. We received proceeds from sale of held-to-maturity investments of $28.5 million. We used $16.3 million of cash for the acquisitions of USSC and Lightwave. Officer loans relate to taxes on exercised non-qualified stock options, in the amount of $4.1 million. We also used $4.6 million of cash to purchase property and equipment, primarily computer hardware and software of $2.6 million pertaining to Oracle software enhancements to support our Order Entry function, international operations and a customer resource management software package to support our sales force. In addition, we invested $2.0 million in computer equipment, furniture and fixtures and leasehold improvements for an office expansion project. Our investing activities used cash of $1.6 million for the year ended June 30, 2000 and $2.9 million for the year ended June 30, 1999. During the year ended June 30, 1999, we used $2.3 million for the acquisition of ProNet GmbH and related marketing rights.

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

     In July 2001, we completed a public offering of 8,534,000 shares of our common stock, including 534,000 shares sold pursuant to an underwriter's over-allotment option, at an offering price of $8.00 per share. We sold 6,000,000 shares and selling shareholders sold 2,000,000 shares of the primary offering. Additionally, we sold 400,500 shares and selling shareholders sold 133,500 shares of the over-allotment option. We received net aggregate proceeds of approximately $47.1 million after deducting underwriting discounts, commissions and offering costs.

     We believe that the net proceeds from our initial public offering and secondary offering, and our existing cash resources will be adequate to meet our anticipated cash needs through at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues and research and development and infrastructure investments as well as our intentions to make strategic acquisitions or investments in other companies, which will affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.


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

     The amortization provisions of Statement No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement No. 142 are effective upon adoption of Statement No. 142. In addition, the impairment provisions of Statement No. 142 are effective upon adoption of Statement No. 142. Companies are required to adopt Statement No. 142 in their fiscal year beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that their first quarter financial statements have not been issued. In all cases, the provisions of Statement No. 142 must be adopted as of the beginning of a fiscal year. If the Company chooses to adopt Statement No. 141 and Statement No. 142 in fiscal 2002, $6.6 million of goodwill and other intangibles amortization will not be charged to operations during the year ending June 30, 2002.


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

     We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the years ended June 30, 2001, 2000 and 1999 we spent $4.5 million (excluding $2.6 million of acquired in-process research and development) $3.2 million and $2.6 million on research and development, representing 9.1%, 7.1% and 7.9%, respectively, of our net revenues. Over the next two years, we intend to substantially increase our research and development expenditures, including planned increases in personnel, material costs and depreciation resulting from higher expenditures. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, the net revenues from these products might not be sufficient to justify our investment in research and development.

Net revenues from our legacy products, which include our Print Servers, switches, hubs and other products, have decreased significantly and we expect that net revenues from these lines of products will continue to decline in the future as we focus our efforts on the development of other product lines.

     Since 1993, net revenues from our legacy products have accounted for a significant portion of our net revenues but have declined significantly recently. For example, for the year ended June 30, 2001, net revenues from our legacy products were $3.2 million or 6.5% of our net revenues, compared to $9.9 million or 21.9% of our net revenues for the year ended June 30, 2000 and $12.2 million or 37.1% of our net revenues for the year ended June 30, 1999. We anticipate that net revenues from our legacy products will continue to decline in the future as we plan to continue to focus on the development of our current Device Server product line, which we introduced in mid-1998. We do not know if this transition in product development will be successful. We do not know whether our new product line will be accepted by our current and future target markets to the extent we anticipate. If the expected decline in net revenues attributable to our legacy products is not offset by increases in net revenues from our Device Server line of products, our business would be harmed.

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

     For the year ended June 30, 2001, our two largest customers, Ingram Micro and Tech Data, accounted for 23.6% of our net revenues. Our top five customers accounted for 37.1% and our top ten customers accounted for 45.3% of our net revenues for the year ended June 30, 2001. Ingram Micro and Tech Data, domestic distributors, accounted for 13.7% and 9.9% of our net revenues for the year ended June 30, 2001, respectively. transtec AG, a major international customer, accounted for 8.7% of our net revenues for the year ended June 30, 2001. Bernhard Bruscha, our Chairman of the Board, is the majority stockholder and Chief Executive Officer of transtec AG. The number and timing of sales to our distributors have been difficult for us to predict. For the year ended June 30, 2001, large individual sales to the distributors, as well as sales to other customers, have occurred in the last weeks or even days of a quarter, which has resulted in a substantial portion of the net revenues for that quarter being realized in the last month of the quarter. The loss or deferral of one or more significant sales in a quarter could harm our operating results. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace and the growth of our business could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our Device Server Technology. Our sales are usually completed on a purchase order basis and we have no long-term purchase commitments from our customers.

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

     Net revenues from international sales represented 32.4% of net revenues for the year ended June 30, 2001 and 32.7% of net revenues for the year ended June 30, 2000. Net revenues from Europe represented 28.5% of our net revenues for the year ended June 30, 2001 and 28.2% for the year ended June 30, 2000.

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

(b) The information appearing under the caption "Compliance with Section 16 of the Securities Exchange Act of 1934" in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held November 9, 2001, is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Consolidated Financial Statements.

                                                                                                                      Page
                                                                                                                      ----
Report of Independent Auditors ..................................................................................     F-1

Consolidated Balance Sheets as of June 30, 2001 (restated) and 2000 .............................................     F-2

Consolidated Statements of Operations for the years ended June 30, 2001 (restated), 2000 and 1999 ...............     F-3

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2001 (restated), 2000 and 1999 .....     F-4

Consolidated Statements of Cash Flows for the years ended June 30, 2001 (restated), 2000 and 1999 ...............     F-5

Notes to Consolidated Financial Statements ......................................................................  F-6 - F-23

     2. Financial Statement Schedules

     The following financial statement schedule of the Company is filed as part of this Form 10-K/A. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.


                                                                                                        Page
                                                                                                        ----
(1) Report of Independent Auditors on Financial Statement Schedule ..................................   S-1
(2) Schedule II--Consolidated Valuation and Qualifying Accounts .....................................   S-2

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

(b) Reports on Form 8-K.

     The Company filed the following current reports on Form 8-K during the quarter ended June 30, 2001:

     Form 8-K filed on April 5, 2001 reporting its investment in Premise Systems, Inc. and agreement to acquire Premise Systems, Inc. (Item 5).

     Form 8-K filed on June 7, 2001 reporting its acquisition of Lightwave Communications, Inc. (Items 2 and 7).

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

As discussed in Note 2, the accompanying financial statements have been restated to change, as of July 1, 2000, the accounting policy for recognizing revenue from sales to distributors. Under the newly adopted policy, revenue from sales to distributors is not recognized until the distributor sells the Company's products to end user customers.

                                                           /s/ ERNST & YOUNG LLP





Orange County, California

August 8, 2001, except for Note 1
Revenue Recognition, and Notes 2 and 12, as to which the date is June 19, 2002

                                 LATRONIX, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                                 June 30,
                                                                                                                 --------
                                                                                                             2001        2000
                                                                                                             ----        ----
                                                 ASSETS                                                   (Restated-
                                                 -------                                                    Note 2)
Current assets:
     Cash and cash equivalents .........................................................................   $ 15,367    $ 1,988
     Short-term investments ............................................................................      1,973         --
     Accounts receivable (net of allowance for doubtful accounts of $405 and $159 at
        June 30, 2001 and 2000, respectively) ..........................................................      9,134      5,861
     Related party receivable ..........................................................................         --        211
     Inventories .......................................................................................     13,560      5,385
     Deferred income taxes .............................................................................      3,621      1,425
     Prepaid income taxes ..............................................................................        973      1,639
     Prepaid expenses and other current assets .........................................................      3,805      1,193
                                                                                                           --------    -------
          Total current assets .........................................................................     48,433     17,702

Property and equipment, net ............................................................................      5,492      1,348
Goodwill and other purchased intangible assets, net ....................................................     55,601        586
Long-term investments ..................................................................................      2,424        500
Officer loans ..........................................................................................      4,131         --
Other assets ..........................................................................................         780         74
                                                                                                           --------    -------
          Total assets .................................................................................   $116,861    $20,210
                                                                                                           ========    =======

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

Current liabilities:
     Accounts payable ..................................................................................   $  5,698    $ 3,197
     Due to related party .............................................................................         787         --
     Accrued payroll and related expenses ..............................................................      1,243        764
     Accrued commissions payable .......................................................................         --        865
     Accrued warranty costs ............................................................................        562        545
     Accrued acquisition costs .........................................................................        840         --
     Other current liabilities .........................................................................      2,340      1,289
                                                                                                           --------    -------
          Total current liabilities ....................................................................     11,470      6,660

Deferred income taxes ..................................................................................      5,895      1,003

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and
        outstanding ....................................................................................         --         --
     Common stock, $0.0001 par value; 200,000,000 shares authorized; 43,301,803 and
        29,803,232 shares issued and outstanding at June 30, 2001 and 2000, respectively ...............          4          3
     Additional paid-in capital ........................................................................    109,871     13,221
     Notes receivable from officers ....................................................................       (790)      (152)
     Deferred compensation .............................................................................    (10,020)    (8,942)
     Retained earnings .................................................................................        582      8,427
     Accumulated other comprehensive loss ..............................................................       (151)       (10)
                                                                                                           --------    -------
          Total stockholders' equity ...................................................................     99,496     12,547
                                                                                                           --------    -------
          Total liabilities and stockholders' equity ...................................................   $116,861    $20,210
                                                                                                           ========    =======

                             See accompanying notes.

                                 LANTRONIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                                     Years ended June 30,
                                                                                                     -------------------
                                                                                                2001         2000        1999
                                                                                                ----         ----        ----
                                                                                              (Restated-
                                                                                                Note 2)
Net revenues (A) ..................................................................           $ 48,972     $ 44,975    $ 32,980
Cost of revenues (B) ..............................................................             24,530       21,526      16,824
                                                                                              --------     --------    --------
Gross profit ......................................................................             24,442       23,449      16,156
                                                                                              --------     --------    --------
Operating expenses:
     Selling, general and administrative (C) ......................................             23,998       16,744       9,173
     Research and development (C) .................................................              4,478        3,186       2,615
     Stock-based compensation (B) (C) .............................................              3,019        1,093          --
     Amortization of goodwill .....................................................                800           --          --
     Amortization of purchased intangible assets ..................................                690          813         595
     In-process research and development ..........................................              2,596           --          --
                                                                                              --------     --------    --------
Total operating expenses ..........................................................             35,581       21,836      12,383
                                                                                              --------     --------    --------
Income (loss) from operations .....................................................            (11,139)       1,613       3,773
Minority interest .................................................................                 --          (49)        (30)
Interest income, net ..............................................................              2,182          187         151
Other income (expense), net .......................................................               (167)         (47)        (10)
                                                                                              --------     --------    --------
Income (loss) before income taxes and cumulative effect of accounting change ......             (9,124)       1,704       3,884
Provision (benefit) for income taxes ..............................................             (1,876)         649       1,098
                                                                                              --------     --------    --------
Income (loss) before cumulative effect of accounting change .......................             (7,248)       1,055       2,786
Cumulative effect of accounting change, net of income tax benefit of $176 .........               (597)          --          --
                                                                                              --------     --------    --------
Net income (loss) .................................................................           $ (7,845)    $  1,055    $  2,786
                                                                                              ========     ========    ========
Basic income (loss) per share before cumulative effect
   of accounting change ...........................................................           $  (0.19)    $   0.04    $   0.10
Cumulative effect of accounting change per share ..................................              (0.02)          --          --
                                                                                              --------     --------    --------
Basic net income (loss) per share .................................................           $  (0.21)    $   0.04    $   0.10
                                                                                              ========     ========    ========

Diluted income (loss) per share before cumulative
   effect of accounting change ....................................................           $  (0.19)    $   0.03    $   0.10
Cumulative effect of accounting change per share ..................................              (0.02)          --          --
                                                                                              --------     --------    --------
Diluted net income (loss) per share ...............................................           $  (0.21)    $   0.03    $   0.10
                                                                                              ========     ========    ========

Weighted average shares (basic) ...................................................             36,946       29,274      26,977
                                                                                              ========     ========    ========
Weighted average shares (diluted) .................................................             36,946       34,178      28,880
                                                                                              ========     ========    ========


(A) Includes revenues from related parties ........................................           $  4,257     $  3,226    $  3,753
                                                                                              ========     ========    ========

(B) Cost of revenues includes the following:
     Amortization of purchased intangible assets ..................................           $    220     $     --    $     --
     Stock-based compensation .....................................................                 87           26          --
                                                                                              --------     --------    --------
                                                                                              $    307     $     26    $     --
                                                                                              ========     ========    ========
(C) Stock-based compensation is excluded from the following:
     Selling, general and administrative expenses .................................           $  2,589     $  1,025    $     --
     Research and development expenses ............................................                430           68          --
                                                                                              --------     --------    --------
                                                                                              $  3,019     $  1,093    $     --
                                                                                              ========     ========    ========

                             See accompanying notes.

                                 LANTRONIX, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                     Notes                               Accumulated
                                                        Additional Receivable                               Other         Total
                                       Common Stock       Paid-In     From       Deferred     Retained  Comprehensive  Stockholders'
                                     Shares     Amount    Capital   Officers   Compensation   Earnings       Loss         Equity
                                 -------------- ------  ---------- ----------  ------------   --------  -------------  -------------
Balance at June 30, 1998 .......   25,209,028   $    3  $   2,339  $      --   $         --   $  4,586  $          --  $      6,928
    Sale of common stock .......    3,522,004       --        602         --             --         --             --           602
    Stock options exercised ....       14,480       --          3         --             --         --             --             3
    Components of
     comprehensive income:
       Translation
         adjustment ............           --       --         --         --             --         --             (7)           (7)
       Net income ..............           --       --         --         --             --      2,786             --         2,786
                                                                                                                       ------------
    Comprehensive income .......                                                                                              2,779
                                 ------------   ------  ---------  ---------   ------------   --------  -------------  ------------
Balance at June 30, 1999 .......   28,745,512        3      2,944         --             --      7,372             (7)       10,312
    Stock options exercised ....    1,057,720       --         64         --             --         --             --            64
    Deferred compensation
      related to grant of stock
      options ..................           --       --     10,061         --        (10,061)        --             --            --
    Stock-based
      compensation .............           --       --         --         --          1,119         --             --         1,119
    Notes receivable issued to
     officers for stock
     purchase ..................           --       --        152       (152)            --         --             --            --
    Components of
     comprehensive income:
       Translation
         adjustment ............           --       --         --         --             --         --             (3)           (3)
       Net income ..............           --       --         --         --             --      1,055             --         1,055
                                                                                                                       ------------
    Comprehensive income .......                                                                                              1,052
                                 ------------   ------  ---------  ---------   ------------   --------  -------------  ------------
Balance at June 30, 2000 .......   29,803,232        3     13,221       (152)        (8,942)     8,427            (10)       12,547
    Issuance of common stock
      in initial public
      offering .................    6,000,000        1     53,706         --             --         --             --        53,707
    Stock options exercised ....    1,450,656       --        689         --             --         --             --           689
    Deferred compensation
      related to grant of stock
      options ..................           --       --      4,184         --         (4,184)        --             --            --
    Stock-based
      compensation .............           --       --         --         --          3,106         --             --         3,106
    Notes receivable issued to
     officers for stock
     purchase ..................    1,965,498       --        670       (670)            --         --             --            --
    Purchase transactions ......    4,082,417       --     37,401         --             --         --             --        37,401
    Payments on notes
      receivable from
      officers .................           --       --         --         32             --         --             --            32
    Components of
     comprehensive loss:
       Translation
         adjustment ............           --       --         --         --             --         --             (9)           (9)
       Change in net
         unrealized loss on
         investment ............           --       --         --         --             --         --           (132)         (132)
       Net loss (restated) .....           --       --         --         --             --     (7,845)            --        (7,845)
                                                                                                                       ------------
    Comprehensive loss
     (restated) ................                                                                                             (7,986)
                                 ------------   ------  ---------  ---------   ------------   --------  -------------  ------------
Balance at June 30, 2001
  (restated - Note 2) ..........   43,301,803   $    4  $ 109,871  $    (790)  $    (10,020)  $    582  $        (151) $     99,496
                                 ============   ======  =========  =========   ============   ========  =============  ============

                             See accompanying notes.

                                 LANTRONIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                    Years ended June 30,
                                                                                                    --------------------
                                                                                                 2001       2000        1999
                                                                                                 ----       ----        ----
                                                                                             (Restated-
                                                                                               Note 2)
Cash flows from operating activities:
     Net income (loss) ....................................................................   $ (7,845)   $  1,055    $  2,786
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
         Cumulative effect of accounting change, net of income tax benefit of $176 ........        597          --          --
         Depreciation .....................................................................        909         502         378
         Amortization of goodwill and purchased intangible assets .........................      1,710         813         595
         Stock-based compensation .........................................................      3,106       1,119          --
         Loss on disposal of assets .......................................................         25          --           3
         Provision for doubtful accounts ..................................................        108           1        (136)
         In-process research and development ..............................................      2,596          --          --
         Deferred income taxes ............................................................     (2,232)        798        (158)
     Changes in operating assets and liabilities, net of effect from acquisitions:
         Accounts receivable ..............................................................     (1,440)     (1,759)         93
         Inventories ......................................................................     (2,589)     (2,079)       (592)
         Prepaid income taxes .............................................................        666      (2,222)         46
         Prepaid expenses and other current assets ........................................     (2,568)       (942)        111
         Other assets .....................................................................       (743)         19         (76)
         Accounts payable .................................................................      2,216         650       1,002
         Other current liabilities ........................................................        530         415       1,513
         Minority interest ................................................................         --          48          30
                                                                                              --------    --------    --------
              Net cash provided by (used in) operating activities .........................     (4,954)     (1,582)      5,595
                                                                                              --------    --------    --------
Cash flows from investing activities:
     Purchases of property and equipment, net .............................................     (4,632)       (942)       (543)
     Purchases of held-to-maturity investments ............................................    (30,470)         --          --
     Purchases of minority investments ....................................................     (2,136)       (500)         --
     Proceeds from sale of held-to-maturity investments ...................................     28,497          --          --
     Officer loans ........................................................................     (4,131)         --          --
     Acquisition of businesses, net of cash acquired ......................................    (16,464)       (116)     (2,349)
                                                                                              --------    --------    --------
              Net cash used in investing activities .......................................    (29,336)     (1,558)     (2,892)
                                                                                              --------    --------    --------
Cash flows from financing activities:
     Net proceeds from initial public offering of common stock ............................     53,707          --          --
     Net proceeds from other issuances of common stock ....................................        689          64         605
     Proceeds from repayment of notes receivable from officers ............................         32          --          --
     Payments on debt obligations .........................................................     (6,750)       (766)        766
                                                                                              --------    --------    --------
              Net cash provided by (used in) financing activities .........................     47,678        (702)      1,371
Effect of exchange rates on cash ..........................................................         (9)         (3)         --
                                                                                              --------    --------    --------
Net increase (decrease) in cash ...........................................................     13,379      (3,845)      4,074
Cash and cash equivalents at beginning of year ............................................      1,988       5,833       1,759
                                                                                              --------    --------    --------
Cash and cash equivalents at end of year ..................................................   $ 15,367    $  1,988    $  5,833
                                                                                              ========    ========    ========
Supplemental disclosure of cash flow information:
     Interest paid ........................................................................   $      8    $      5    $     23
     Income taxes paid ....................................................................   $    276    $  1,828    $    781

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

     The consolidated financial statements for the fiscal year ended June 30, 2001 are restated as further described in Note 2.

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

  Revenue Recognition

     The Company does not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Commencing July 1, 2000, recognition of revenue and related gross profit from sales to distributors are deferred until the distributor resells the product (Note 2) to provide assurance that all revenue recognition criteria are met at or prior to the point at which revenue is recognized. Revenues from product sales to original equipment manufacturers, end-user customers, other resellers and from sales to distributors prior to July 1, 2000 generally are or have been recognized upon product shipment, but may be deferred to a later date if all revenue recognition criteria are not met at the date of shipment. When product sales revenue is recognized, the Company establishes an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, it establishes an estimated liability for price protection payable on inventories owned by product resellers. Revenue from the licensing of software is recognized at the time of shipment (or at the time of resale in the case of software products sold through distributors), provided the Company has vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Revenue from post-contract customer support and any other future deliverables, which comprised approximately one-half of one per cent of net revenues for the year ended June 30, 2001, is deferred and recognized over the support period or as contract elements are delivered.

                                 LANTRONIX, INC.

                                  June 30, 2001

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

  Investments

     The Company has certain minority investments in nonpublic companies for the promotion of business and strategic objectives. Total investments, net of goodwill amortization, and the Company's share of the operating results of Premise Systems, Inc. ("Premise") since March 2001, aggregate to $2.4 million at June 30, 2001 and are included in long-term investments on the Company's balance sheet. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. In March 2001, the Company purchased 283,476 shares of Series A Preferred Stock of Premise, or approximately 19.9% of its capital stock, for an aggregate purchase price of $2.0 million. The Company accounts for this investment using the equity method of accounting. Premise is a developer of client-side software applications. Concurrently with making the investment in Premise, the Company entered into an agreement to acquire all of its remaining equity securities upon Premise's first bona fide shipment of building automation software. If this does not to occur prior to March 21, 2002, neither the Company nor Premise will be obligated to consummate the merger. In the event the Company acquires Premise, it will be obligated to issue up to an additional 1,150,000 shares of Lantronix common stock.

     The Company accounts for its investments in debt securities and in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Debt securities, which are classified as held-to-maturity, are stated at cost, adjusted for amortization of premiums and discounts to maturity. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statement of operations.

                                 LANTRONIX, INC.

                                  June 30, 2001

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

                                 LANTRONIX, INC.

                                  June 30, 2001

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

                                                                                                      Years ended June 30,
                                                                                                      --------------------
                                                                                                     2001      2000    1999
                                                                                                     ----      ----    ----
                                                                                                  (restated)
                                                                                                     (In thousands, except
                                                                                                          per share data)
 Numerator:
     Income (loss) before cumulative effect of accounting change ..............................     $(7,248)  $ 1,055 $ 2,786
     Cumulative effect of accounting change ...................................................        (597)       --      --
                                                                                                    -------   ------- -------
     Net income (loss) ........................................................................     $(7,845)  $ 1,055 $ 2,786
                                                                                                    =======   ======= =======

 Denominator:
     Weighted-average shares outstanding ......................................................      37,227    29,274  26,977
     Less: Non-vested common shares outstanding ...............................................        (281)       --      --
                                                                                                    -------   ------- -------
 Denominator for basic earnings (loss) per share ..............................................      36,946    29,274  26,977
                                                                                                    -------   ------- -------

 Effect of dilutive securities
     Stock options ............................................................................          --     4,904   1,903
                                                                                                    -------   ------- -------
 Denominator for diluted earnings (loss) per share ............................................      36,946    34,178  28,880
                                                                                                    =======   ======= =======

 Basic income (loss) per share before cumulative effect of accounting change ..................     $ (0.19)  $  0.04 $  0.10
 Cumulative effect of accounting change per share .............................................       (0.02)       --      --
                                                                                                    -------   ------- -------
 Basic net income (loss) per share ............................................................     $ (0.21)  $  0.04 $  0.10
                                                                                                    =======   ======= =======

 Dilutive income (loss) per share before cumulative effect of accounting change ...............     $ (0.19)  $  0.03 $  0.10
 Cumulative effect of accounting change per share .............................................       (0.02)       --      --
                                                                                                    -------   ------- -------
 Diluted net income (loss) per share ..........................................................     $ (0.21)  $  0.03 $  0.10
                                                                                                    =======   ======= =======

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

                                 LANTRONIX, INC.

                                  June 30, 2001

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

                                 LANTRONIX, INC.

                                  June 30, 2001

     The amortization provisions of Statement No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement No. 142 are effective upon adoption of Statement No. 142. In addition, the impairment provisions of Statement No. 142 are effective upon adoption of Statement No. 142. Companies are required to adopt Statement No. 142 in their fiscal year beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that their first quarter financial statements have not been issued. In all cases, the provisions of Statement No. 142 must be adopted as of the beginning of a fiscal year. If the Company chooses to adopt Statement No. 141 and Statement No. 142 in fiscal 2002, $6.6 million of goodwill and other intangibles amortization will not be charged to operations during the year ending June 30, 2002.

2. Accounting Change and Restatement of Financial Statements

     In May 2002, the Company undertook a special investigation of its accounting, which revealed that beginning in the third and fourth quarters of fiscal 2001 certain shipments made to distributors and recorded as revenues in fiscal 2001 and 2002 did not qualify for revenue recognition upon shipment due to terms present in agreements with the distributors that were not considered in the Company's original accounting decisions. The accompanying consolidated financial statements for the year ended June 30, 2001 have been restated to change as of July 1, 2000 the accounting policy for recognizing revenue from sales to distributors. Formerly, revenue from sales to distributors was recognized upon shipment, but in some cases during fiscal 2001 this resulted in improper revenue recognition because the Company granted product return privileges, extended payment terms or other rights to certain distributors in connection with specific shipments that either converted such transactions into what in substance were consignment arrangements or precluded the Company from using its historical experience in product sales to make a reasonable estimate of future product returns at the time of shipment.

     Under the newly adopted accounting policy, revenue from sales to distributors is not recognized until the distributor sells the Company's products to end user customers. This manner of correcting the errors in sales recognition made in the previously issued financial statements for fiscal 2001 is deemed to be preferable in the circumstances because (1) it eliminates from revenue any effect of shipping excessive levels of inventory to the distributors; (2) all revenue from distributor sales in fiscal 2001 and thereafter will be recognized on a common basis; and (3) there is assurance that any additional agreements with distributors that may have existed with respect to specific orders but are presently unknown will not have an impact on amounts reported as revenue after the restatement.

     The restatement for the year ended June 30, 2001, results in a reduction in revenue of approximately $6.2 million and an increase in the loss before cumulative effect of accounting change of $2.9 million or $0.07 per share. The cumulative effect of the accounting change recorded as of July 1, 2000 was a charge of $597,000 (net of income taxes of $176,000) or $0.02 per share. A comparison of restated and originally reported amounts in the consolidated statement of operations for the year ended June 30, 2001 follows:

                                 LANTRONIX, INC.

                                  June 30, 2001

                                                                            As previously         As
                                                                              reported         restated
                                                                              --------         --------
                                                                         (In thousands, except per share data)
Net revenues ..........................................................      $ 55,198          $ 48,972
Cost of revenues ......................................................        26,582            24,530
                                                                             ---------         ---------
Gross profit ..........................................................        28,616            24,442
Operating expense .....................................................        35,668            35,581
                                                                             ---------         ---------
Loss from operations ..................................................        (7,052)          (11,139)
Other income ..........................................................         2,015             2,015
Benefit for income taxes ..............................................          (662)           (1,876)
                                                                             ---------         ---------
Loss before cumulative effect of accounting change ....................        (4,375)           (7,248)
Cumulative effect of accounting change, net of income taxes of $176 ...            --              (597)
                                                                             ---------         ---------
Net loss ..............................................................      $ (4,375)         $ (7,845)
                                                                             =========         =========

Basic and diluted net loss per share:
    Before cumulative effect of accounting change .....................      $  (0.12)         $  (0.19)
    Cumulative effect of accounting change ............................         (0.00)            (0.02)
                                                                             ---------         ---------
    Net loss ..........................................................      $  (0.12)         $  (0.21)
                                                                             =========         =========

     Information needed to determine the pro forma effects of applying the new revenue recognition policy for sales to distributors to years prior to fiscal 2001 is not available; therefore, such pro forma information is not presented.

3.   Business Combinations

     During fiscal 2001, the Company completed two acquisitions that were accounted for using the purchase method of accounting. The consolidated financial statements include the results of operations of these acquired companies after their respective acquisition dates. A summary of transactions accounted for using the purchase method of accounting is outlined below:

                                                                                     Shares Reserved   Total Shares
                               Date                                        Shares      for Options       Issued or         Cash
   Company Acquired          Acquired              Business                Issued        Assumed         Reserved      Consideration
   ----------------          --------              --------                ------        -------         --------      -------------
U.S. Software ............  Dec. 2000     Software solutions provider      653,846       133,333           787,179     $ 2.5 million
Lightwave
   Communications, Inc....  Jun. 2001        Developer of console
                                              management products        3,428,571       870,513         4,299,084      12.0 million

     If certain revenue targets for the period from December 1, 2000 to June 30, 2004 are satisfied, the Company will issue up to a maximum of 1,625,000 additional shares to the former stockholders of US Software. In the event that the former owners of U.S. Software are terminated as employees of the Company prior to June 30, 2004, the Company may be required to issue up to 400,000 shares of common stock to the former owners of U.S. Software.

   Allocation of Purchase Consideration

     For each of the two purchase transactions, the Company obtained independent appraisals of the fair value of the tangible and intangible assets acquired in order to allocate the purchase price in accordance with APB 16. Based upon those appraisals, the purchase price was allocated as follows (in thousands):

                            Net Tangible
                               Assets
                            (Liabilities)      Goodwill and          Deferred     Deferred Tax                  Total
    Company Acquired          Acquired     Purchased Intangibles   Compensation   Liabilities      IPR&D    Consideration
    ----------------          --------     ---------------------   ------------   -----------      -----    -------------
U.S. Software .............    $ (12)            $ 8,869             $  538         $(1,117)      $  496       $ 8,774
Lightwave Communications,
   Inc. ...................      340              47,743              3,474          (4,183)       2,100        49,474

                                 LANTRONIX, INC.

                                  June 30, 2001

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

     The following table sets forth the net assets acquired and liabilities assumed by the Company in connection with the acquisitions of Adele and ProNet. (In thousands):

     Fair values of assets acquired ..................................  $2,266
     Liabilities assumed .............................................    (924)
                                                                        ------
     Cash paid by the Company ........................................  $1,342
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

   Pro Forma Data

     The unaudited pro forma statements of operations data of the Company set forth below gives effect to the two purchase transactions as if they had occurred at the beginning of fiscal 2000 and includes the amortization of goodwill, purchased intangible assets and stock-based compensation arising from the purchase transactions. However, it excludes the charge for acquired IPR&D. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or the results that would have actually occurred had the acquisitions taken place at the beginning of fiscal 2000:

                                                                                                         Year ended June 30,
                                                                                                         -------------------
                                                                                                          2001       2000
                                                                                                          ----       ----
                                                                                                       (restated)
                                                                                                       (In thousands, except
                                                                                                           per share data)
     Net revenues ..................................................................................    $ 68,114   $ 62,091
                                                                                                        =========  =========

     Loss before cumulative effect of accounting change ............................................    $ (4,956)  $ (4,455)
     Cumulative effect of accounting change, net of income taxes of $176 ...........................        (597)         -
                                                                                                        ---------  ---------
     Net loss ......................................................................................    $ (5,553)  $ (4,455)
                                                                                                        =========  =========

     Loss before cumulative effect of accounting change per share ..................................    $  (0.12)  $  (0.13)
     Cumulative effect of accounting change per share ..............................................       (0.02)         -
                                                                                                        ---------  ---------
     Basic and diluted net loss per share ..........................................................    $  (0.14)  $  (0.13)
                                                                                                        =========  =========

4.   Components of Balance Sheet

   Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                                                                                          June 30,
                                                                                                          --------
                                                                                                       2001       2000
                                                                                                       ----       ----
                                                                                                    (restated)
                                                                                                        (In thousands)
     Raw materials ..............................................................................    $ 6,752     $4,766
     Finished goods .............................................................................      6,526      1,488
     Inventory at distributors ..................................................................      2,772         --
                                                                                                     -------     ------
                                                                                                      16,050      6,254
     Reserve for excess and obsolete inventory ..................................................     (2,490)      (869)
                                                                                                     -------     ------
                                                                                                     $13,560     $5,385
                                                                                                     =======     ======

                                 LANTRONIX, INC.

                                  June 30, 2001

   Property and Equipment

     A summary of property and equipment, at cost, follows:

                                                                  June 30,
                                                                  --------
                                                              2001      2000
                                                              ----      ----
                                                              (In thousands)
     Computer and office equipment .......................  $ 6,869   $ 2,561
     Furniture and fixtures ..............................    1,534       727
     Production and warehouse equipment ..................      995       603
     Transportation equipment ............................      144       175
                                                            -------   -------
                                                              9,542     4,066
     Accumulated depreciation ............................   (4,050)   (2,718)
                                                            -------   -------
                                                            $ 5,492   $ 1,348
                                                            =======   =======

   Goodwill and Other Purchased Intangible Assets

     A summary of goodwill and other purchased intangible assets is as follows:

                                                                 June 30,
                                                                 --------
                                                              2001      2000
                                                              ----      ----
                                                              (In thousands)
     Goodwill ............................................  $43,025   $    --
     Other purchased intangible assets ...................   15,613     1,994
                                                            -------   -------
                                                             58,638     1,994
     Less: Accumulated amortization ......................   (3,037)   (1,408)
                                                            -------   -------
                                                            $55,601   $   586
                                                            =======   =======
5.    Bank Line of Credit

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

6.   Stockholders' Equity

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

                                  June 30, 2001


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

A summary of all stock option activity under the plans is as follows:


                                                                                                             Weighted
                                                                                                             average
                                                                                                Number of    exercise
                                                                                                 options      price
                                                                                                 -------      -----
          Outstanding at June 30, 1998 ................................................         2,548,824     $ 0.11
               Granted ................................................................         1,532,012       0.50
               Canceled ...............................................................          (152,800)      0.17
               Exercised ..............................................................           (14,480)      0.21
                                                                                                ---------     ------
          Outstanding at June 30, 1999 ................................................         3,913,556       0.29
               Granted ................................................................         2,941,644       2.32
               Canceled ...............................................................           (58,732)      0.18
               Exercised ..............................................................        (1,057,720)      0.20
                                                                                                ---------     ------
          Outstanding at June 30, 2000 ................................................         5,738,748       1.35
               Granted ................................................................         2,482,436       4.94
               Canceled ...............................................................          (654,767)      2.10
               Exercised ..............................................................        (3,416,154)      0.40
                                                                                                ---------     ------
          Outstanding at June 30, 2001 ................................................         4,150,263     $ 4.17
                                                                                                =========     ======
          Exercisable at June 30, 1999 ................................................         2,442,624
                                                                                                =========
          Exercisable at June 30, 2000 ................................................         1,543,234
                                                                                                =========
          Exercisable at June 30, 2001 ................................................         1,206,839
                                                                                                =========

     The weighted average exercise price of options outstanding and of options exercisable as of June 30, 2001 were as follows:

                                                                                  Outstanding                 Exercisable
                                                                                  -----------                 -----------
                                                                                   Weighted
                                                                                    average    Weighted              Weighted
                                                                      Number of    remaining    average               average
                                                                       options    contractual  exercise    Options   exercise
                         Range of Exercise Prices                    outstanding  life (years)   price   exercisable   price
                         ------------------------                    -----------  -----------    -----   ----------- -------
     $0 to $0.14 .............................................         384,540       9.91       $0.10     103,519     $0.10
     $0.18 to $0.29 ..........................................          88,588       6.40        0.18      71,479      0.19
     $0.50 ...................................................         536,812       8.38        0.50     152,654      0.50
     $0.79 to $2.50 ..........................................         511,875       7.84        1.04     370,025      0.88
     $4.00 to $5.75 ..........................................       1,079,993       9.83        5.24     215,171      5.39
     $6.00 to $7.91 ..........................................       1,030,655       9.02        6.15     267,743      6.17
     $8.00 to $10.56 .........................................         517,800       9.79        8.62      26,248      8.00

     At June 30, 2001, 13,517,438 shares of the Company's common stock are reserved for issuance pursuant to the stock option plans.

                                 LANTRONIX, INC.

                                  June 30, 2001

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

                                                                                          Years ended June 30,
                                                                                          -------------------
                                                                                        2001       2000     1999
                                                                                        ----       ----     ----
                                                                                      (restated)
                                                                                         (In thousands, except per
                                                                                                share data)
     Net income (loss)
          As reported ...........................................................       $ (7,845)  $1,055  $2,786
          Pro forma .............................................................        (11,144)     838   2,738
     Basic net earnings (loss) per share
          As reported ...........................................................       $   (.21)  $  .04  $  .10
          Pro forma .............................................................           (.30)     .03     .10
     Diluted net earnings (loss) per share
          As reported ...........................................................       $   (.21)  $  .03  $  .10
          Pro forma .............................................................           (.30)     .02     .09

                                 LANTRONIX, INC.

                                  June 30, 2001

7.   401(k) Plan

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

8.   Income Taxes

     The income tax provision (benefit) is comprised of the following:

                                                                                                             Year ended June 30,
                                                                                                           ----------------------
                                                                                                           2001      2000    1999
                                                                                                           ----      ----    ----
                                                                                                        (restated)
                                                                                                                (In thousands)
     Current:
          Federal ..................................................................................... $    140    $ (310)  $  817
          State .......................................................................................       (6)      (11)     329
          Foreign .....................................................................................      222       172      110
                                                                                                           -----    ------    -----
          Total current ...............................................................................      356      (149)   1,256
     Deferred:
          Federal .....................................................................................   (2,091)      735     (161)
          State .......................................................................................     (338)       63        3
          Foreign .....................................................................................       21        --       --
                                                                                                           -----    ------    -----
          Total deferred ..............................................................................   (2,408)      798     (158)
     Less: deferred taxes allocated to cumulative effect of accounting change .........................      176        --       --
                                                                                                         --------    ------   ------
     Total income tax provision (benefit) for income (loss) before cumulative effect of accounting
     change ........................................................................................... $ (1,876)   $  649   $1,098
                                                                                                        ========    ======   ======

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                                                                                 June 30,
                                                                                                                 --------
                                                                                                              2001      2000
                                                                                                              ----      ----
                                                                                                           (restated)
                                                                                                              (In thousands)
     Deferred tax assets:
          Reserves not currently deductible ...........................................................     $  2,836   $ 1,046
          State taxes .................................................................................            -        12
          Inventory capitalization ....................................................................          965        55
          Depreciation ................................................................................          135       109
          Tax losses and credits ......................................................................        4,436       123
                                                                                                            --------   -------
                                                                                                               8,372     1,345
         Valuation allowance ..........................................................................       (2,023)       --
                                                                                                            --------   -------
     Total deferred tax assets ........................................................................        6,349     1,345
     Deferred tax liabilities:
          Inventory capitalization ....................................................................         (260)       --
          Identified intangibles ......................................................................       (5,113)       --
          Deferred compensation .......................................................................       (3,250)     (923)
                                                                                                            --------   -------
     Total deferred tax liabilities ...................................................................       (8,623)     (923)
                                                                                                            --------   -------
     Net deferred tax assets (liabilities) ............................................................     $ (2,274)  $   422
                                                                                                            ========   =======

                                 LANTRONIX, INC.

                                  June 30, 2001

     A reconciliation of the income tax provision for income (loss) before cumulative effect of accounting change to taxes computed at the U.S. federal statutory rate is as follows:


                                                                                                             Year ended June 30,
                                                                                                           ----------------------
                                                                                                           2001      2000    1999
                                                                                                           ----      ----    ----
                                                                                                        (restated)
                                                                                                                (In thousands)
     Federal income tax at statutory rate .........................................................     $ (3,102)   $  579  $ 1,321
     State taxes (net of federal tax benefit) .....................................................         (228)       89      219
     Reduction of valuation allowance .............................................................           --        --     (456)
     Permanent differences ........................................................................          (43)       67       --
     Research and development credit ..............................................................         (263)      (96)      --
     Foreign sales corporation benefit ............................................................           --      (130)     (53)
     Foreign tax rate variances ...................................................................          770        56      109
     Deferred compensation ........................................................................          156       132       --
     Acquisition expenses .........................................................................          834        --       --
     Other ........................................................................................           --       (48)     (42)
                                                                                                        --------    ------  -------
                                                                                                        $ (1,876)   $  649  $ 1,098
                                                                                                        ========    ======  =======

     As of June 30, 2001, the Company has net operating loss carryovers of $13,281,000 and $6,719,000 for federal and state income tax purposes, respectively. These losses relate primarily to employee stock option exercises, the benefit for which has been partially allocated directly to additional paid-in capital. The federal and state net operating loss carryovers begin to expire in years 2021 and 2011, respectively.

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

9.   Commitments and Contingencies

   Leases

     The Company leases office equipment and its office and warehouse facilities under noncancelable operating leases. The Company subleased a portion of the office and warehouse facility in Irvine, California through November, 2001. In July 2000, the Company renewed its office and warehouse facility lease in Irvine, California commencing in August 2000 and expiring in July 2005.

     The following schedule represents minimum lease payments for all noncancelable operating leases as of June 30, 2001.

     Fiscal year ending June 30:
          2002 ....................................................  $ 1,342
          2003 ....................................................    1,221
          2004 ....................................................    1,149
          2005 ....................................................    1,051
                                                                     -------
               Total minimum lease payments .......................  $ 4,763
                                                                     =======

                                 LANTRONIX, INC.

                                  June 30, 2001

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

10. Geographic and Significant Customer Information

   Revenue by Geographic Area

     Net revenue by geographic area is provided below:

                                                                                        Year ended June 30,
                                                                                        -------------------
                                                                              2001              2000             1999
                                                                              ----              ----             ----
                                                                           (restated)
                                                                                       (Amounts in thousands)
          America ......................................................  $33,143     68%   $30,269     67%   $21,780    66%
          Europe .......................................................   13,938     28%    12,665     28%     9,530    29%
          Other ........................................................    1,891      4%     2,041      5%     1,670     5%
                                                                          -------    ---    -------    ---    -------   ---
               Total net revenues ......................................  $48,972    100%   $44,975    100%   $32,980   100%

     Accounts receivable attributable to international sales represented approximately 31% and 24% of total accounts receivable at June 30, 2001 and 2000, respectively.

     Substantially all of the Company's long-lived assets are located in the United States.

   Significant Customer Information

     Two domestic customers accounted for approximately 24%, 25% and 27% of the Company's net revenues for the years ended June 30, 2001, 2000 and 1999, respectively. Accounts receivable attributable to these two domestic customers accounted for approximately 40% and 34% of total accounts receivable at June 30, 2001 and 2000, respectively.

                                 LANTRONIX, INC.

                                  June 30, 2001

     One international customer, a related party due to common ownership by the Company's major stockholder, accounted for approximately 9%, 7% and 11% of the Company's net revenues for the years ended June 30, 2001, 2000 and 1999, respectively. Included in the accompanying consolidated balance sheets are approximately $787,000 due to and $211,000 due from this related party at June 30, 2001 and 2000, respectively. The Company also has an agreement with the same related international customer for the provision of technical support services to the Company at the rate of $7,500 per month ($5,000 per month through December 1998). Pursuant to the terms of the agreement, the Company paid $90,000, $90,000 and $75,000 during the years ended June 30, 2001, 2000 and
1999, respectively.

11.  Quarterly Financial Data (Unaudited)

Set forth below is summarized unaudited quarterly data for fiscal 2001 and fiscal 2000. Information for the quarterly periods in fiscal 2001 has been restated to conform to the restatements made to the Company's fiscal 2001 consolidated financial statements as discussed in Note 2 (in thousands, except per share amounts):

                                                                        Loss before
                                                                        -----------
                                             Net        Gross       cumulative effect of
                                             ---        -----       --------------------
                                          revenues      profit        accounting change        Net income (loss)
                                          --------      ------        -----------------        -----------------

                                                                                 Diluted
                                                                                 -------
                                                                                   per                   Diluted
                                                                                   ---                   -------
                                                                    Amount        share       Amount    per share
                                                                    ------        -----       ------    ---------
Fiscal 2001 (as originally reported)

    First quarter                         $12,037      $ 6,688     $   (23)     $  (0.00)    $   (23)   $  (0.00)

    Second quarter                         12,465        6,776         (51)        (0.00)        (51)      (0.00)

    Third quarter                          14,125        7,743         (99)        (0.00)        (99)      (0.00)

    Fourth quarter                         16,571        7,409      (4,202)        (0.11)     (4,202)      (0.11)
                                          -------      -------     --------     ----------   --------   ----------

          Total                           $55,198      $28,616     $(4,375)     $  (0.12)*   $(4,375)   $  (0.12)*
                                          =======      =======     ========     ==========   ========   ==========


Fiscal 2001 (as restated)

    First quarter                         $11,644      $ 6,408     $  (229)     $  (0.01)    $(1,002)   $  (0.03)

    Second quarter                         12,036        6,470        (337)        (0.01)       (161)      (0.01)

    Third quarter                          12,529        6,682        (851)        (0.02)       (851)      (0.02)

    Fourth quarter                         12,763        4,882      (5,831)        (0.16)     (5,831)      (0.16)
                                          -------      -------     --------     ----------   --------   ----------

          Totals                          $48,972      $24,442     $(7,248)     $  (0.19)*   $(7,845)   $  (0.21)*
                                          =======      =======     ========     ==========   ========   ==========


Fiscal 2000

    First quarter                         $10,875      $ 6,174     $   949      $   0.03     $   949    $   0.03

    Second quarter                         11,417        5,900         561          0.02         561        0.02

    Third quarter                          10,339        4,892        (375)        (0.01)       (375)      (0.01)

    Fourth quarter                         12,344        6,483         (80)        (0.00)        (80)      (0.00)
                                          -------      -------     --------     ----------   --------   ----------

          Totals                          $44,975      $23,449     $ 1,055      $   0.04     $ 1,055    $   0.04
                                          =======      =======     ========     ==========   ========   ==========

* Annual per share amounts may not agree to the sum of the quarterly per share amounts due to rounding.

                                 LANTRONIX, INC.

                                  June 30, 2001

12.  Subsequent Events

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

     In July 2001, the Company completed a public offering of 8,534,000 shares of its common stock, including 534,000 shares sold pursuant to an underwriter's over-allotment option, at an offering price of $8.00 per share. The Company sold 6,000,000 shares and selling stockholders sold 2,000,000 shares of the primary offering. Additionally, the Company sold 400,500 shares and selling stockholders sold 133,500 shares of the over-allotment option. The Company received net aggregate proceeds of approximately $47.1 million after deducting underwriting discounts, commissions and offering costs.

     In August 2001, the Company began negotiations with the former owners of U.S. Software to remove the earn-out provisions of the merger agreement between the Company and U.S. Software in exchange for the issuance of a specified number of shares of the Company's stock to the former owners of U.S. Software. In August 2001, in order to eliminate an employee bonus arrangement related to the acquisition, the Company issued 250,000 stock options to employees who were not former owners of U.S. Software. The issuance of these stock options was unrelated to and did not remove the earn-out provisions of the merger agreement between the Company and former owners of U.S. Software. The estimated value of $500,000 related to these stock options will be accounted for as compensation expense over the vesting period of the options of up to four years.

         On October 18, 2001, the Company completed the acquisition of Synergetic Micro Systems, Inc. ("Synergetic"), a provider of high performance embedded network communication solutions that complement our external device products. In connection with the acquisition, the Company paid cash consideration of $2.7 million and issued an aggregate of 2,234,715 shares of its common stock in exchange for all outstanding shares of Synergetic common stock and reserved 615,705 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Synergetic. Portions of the cash consideration and shares issued will be held in escrow pursuant to the terms of the acquisition agreement.

         On January 11, 2002, the Company completed the acquisition of Premise Systems, Inc. ("Premise"), a developer of client-side software applications that complement our device networking products by providing management and control capabilities for devices that have been network and internet enabled. Prior to the acquisition, the Company held shares of Premise representing 19.9% ownership and, in addition, held convertible promissory notes of $1.2 million with interest accrued thereon at the rate of 9.0%. The convertible promissory notes were converted into equity securities of Premise at the closing of the transaction. We issued an aggregate of 1,063,371 shares of our common stock in exchange for all remaining outstanding shares of Premise common stock and reserved 875,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Premise. Pursuant to the acquisition agreement, 106,337 shares will be held in escrow to secure certain indemnification obligations, and 531,686 of such shares will be held in escrow pending achievement of certain performance obligations. In connection with the acquisition, the Company expects to record a one-time charge for purchased in-process research and development expenses related to the acquisition in its fourth fiscal quarter ending June 30, 2002.

         In September and October 2001, the Company paid an aggregate of $3.0 million to Xanboo Inc. ("Xanboo") for convertible promissory notes, which converted in January 2002, in accordance with their terms, into Xanboo preferred stock. In addition, the Company purchased $4.0 million of Xanboo preferred stock in January 2002. The Company currently holds an 18.7% ownership interest in Xanboo, which is accounted for using the equity method of accounting based on our ability through representation on Xanboo's board of directors to exercise significant influence over its operations.

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

10.11**     Loan and Security Agreement between registrant and Silicon Valley
            Bank.

10.12+**    Research and Development Agreement between registrant and Gordian.

10.13+**    Distributor Contract between registrant and Tech Data Corporation.

10.14+**    Distributor Contract between registrant and Ingram Micro Inc.

21.1****    Subsidiaries of registrant.

23.1        Consent of Independent Auditors.

24.1        Power of Attorney (see page II-2).

____________________
* Incorporated by reference to the same numbered exhibit previously filed with Lantronix's Registration Statement on Form S-1 (SEC file no. 333-37508) originally filed May 19, 2000.

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

**** Incorporated by reference to the same numbered exhibit previously filed with Lantronix's Annual Report on Form 10-K, originally filed September 28, 2001.

+    Confidential treatment granted as to portions of this exhibit.

                          FINANCIAL STATEMENT SCHEDULES

 (1) Report of Independent Auditors on Financial Statement Schedule ........ S-1
 (2) Schedule II--Valuation and Qualifying Accounts ........................ S-2

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, as amended, Lantronix has duly caused this Registration Statement on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 24th day of June, 2002.

                                          LANTRONIX, INC.

                                            By: /s/ James Kerrigan
                                               ---------------------------------
                                                          James Kerrigan
                                                 Interim Chief Financial Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Kerrigan, his attorney-in-fact, with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K/A and to file the same, with all exhibits thereto in all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1933, as amended, this report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

                    Signature                           Title                                     Date

     /s/ H. K. Desai                              Chairman of the Board                           6/19/02
---------------------------------------------
                   H. K. Desai

     /s/ Marc Nussbaum                            Interim Chief Executive Officer, President,     6/19/02
---------------------------------------------     (Principal Executive Officer)
                  Marc Nussbaum

     /s/ James Kerrigan                           Interim Chief Financial Officer (Principal      6/19/02
---------------------------------------------     Financial and Accounting Officer)
                  James Kerrigan

     /s/ Thomas W. Burton                         Director                                        6/19/02
---------------------------------------------
                 Thomas W. Burton

     /s/ Howard T. Slayen                         Director                                        6/18/02
---------------------------------------------
                 Howard T. Slayen

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Lantronix, Inc.

     We have audited the consolidated financial statements of Lantronix, Inc. as of June 30, 2001 and 2000, and for each of the three years in the period ended June 30, 2001, and have issued our report thereon dated August 8, 2001, (except for Note 1 Revenue Recognition, and Notes 2 and 12, as to which the date is June 19, 2002). Our audits also included the financial statement schedule listed in
Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP




Orange County, California

August 8, 2001 and June 19, 2002

                                   SCHEDULE II

                                 LANTRONIX, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                             Balance    Charged
                                                                                At    (recovered)  Charged             Balance
                                                                            Beginning to Costs and To Other             End of
                                Description                                 Of Period   Expenses   Accounts Deductions  Period
                                ------------                                ---------   --------   -------- ----------  ------
Year ended June 30, 1999:
     Allowance for doubtful accounts ................................       $    452    $   (136)  $    --   $    113   $  203
     Reserve for excess and obsolete inventory ......................          1,141         637        --      1,011      767
     Accrued warranties .............................................            496         153        --         30      619
                                                                            ---------   ---------  -------- ---------- -------
          Total .....................................................       $  2,089    $    654   $    --   $  1,154   $1,589
                                                                            =========   =========  ======== ========== =======
Year ended June 30, 2000:
     Allowance for doubtful accounts ................................       $    203    $      1   $    --   $     45   $  159
     Reserve for excess and obsolete inventory ......................            767         570        --        468      869
     Accrued warranties .............................................            619         260        --        334      545
                                                                            ---------   ---------  -------- ---------- -------
          Total .....................................................       $  1,589    $    831   $    --   $    847   $1,573
                                                                            =========   =========  ======== ========== =======
Year ended June 30, 2001:
     Allowance for doubtful accounts ................................       $    159    $    108   $   138   $     --   $  405
     Reserve for excess and obsolete inventory (restated) ...........            869       2,013        --        392    2,490
     Accrued warranties .............................................            545          63        --         46      562
                                                                            ---------   ---------  -------- ---------- -------
          Total .....................................................       $  1,573    $  2,184   $   138   $    438   $3,457
                                                                            =========   =========  ======== ========== =======