Form 10-Q/A
period 2001-09-30
LANTRONIX INC
filed 2002-06-25
CIK 1114925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from _________ to ___________.

                         Commission file number: 1-16027

                                   -----------

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

                                   -----------

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

                                EXPLANATORY NOTE

     This Amendment No. 1 to Quarterly Report on Form 10-Q/A of Lantronix, Inc. (the "Company") amends Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed by the Company on November 14, 2001 (the "Original 10-Q"), to reflect the changes described below.

     The Company changed its accounting method for recognizing revenue on sales to distributors effective as of the beginning of fiscal 2001, July 1, 2000. Under the new accounting method, recognition of revenue and related gross profit on sales to distributors is deferred until the distributor resells the product to an end customer. Previously, the Company had recognized revenue from these transactions upon shipment of product to the distributor, net of estimates for possible returns and allowances. In addition, for the quarterly period ended September 30, 2001, the Company also made further corrections to its condensed consolidated financial statements (1) to defer the recognition of certain sales made to customers who were not distributors as revenue because they did not meet all of the criteria for revenue recognition at the time of shipment, and (2) to reclassify to other expense certain amounts originally charged in error to other comprehensive income. The effect of these matters is to reduce net revenues by $438,000 and $393,000 and increase loss before cumulative effect of accounting change by $123,000 or $0.00 per share and $206,000 or $0.01 per share in the quarters ended September 30, 2001 and 2000, respectively. Additionally, the cumulative effect of the accounting change recorded as of July 1, 2000 was a charge of $773,000 (net of income taxes of $0) or $0.02 per share. See Note 2 to the financial statements, "Accounting Change and Restatement of Financial Statements," for more detail. Conforming changes reflecting the foregoing are made in: Part I - Item 1 Financial Statements (and footnotes thereto); and Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In addition, the Company made changes to the Original 10-Q to clarify or correct information with respect to the following:

        . Part I Item 1 "Financial Statements": separation in the condensed consolidated balance sheet of accounts as follow: "Goodwill" and "Purchased intangible assets, net"; and "Officer loans" and "Other assets";
        . Part I Item 1 "Financial Statements": additions to Note 3 "Recent Accounting Pronouncements" and Note 6 "Goodwill and Purchased Intangible Assets" to provide additional information concerning the Company's adoption of SFAS 142 "Goodwill and Other Intangible Assets";
        . Part I Item 1 "Financial Statements": clarification in Note 8 "Stockholders' Equity" of the number of shares sold in the secondary offering;
        . Part I Item 1 "Financial Statements": addition to Note 3 "Recent Accounting Pronouncements" for newly issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets";
        . Part I Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": Clarification of the number of shares sold in our secondary offering;
        . Part I Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": clarification under the heading "Net Revenues" as to European sales;
        . Part I Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": clarification under the heading "Gross Profit" as to royalty payments to Gordian;
        . Part I Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": additional information under the heading "Impact of Adoption of New Accounting Standards";
        . Part I Item 3 "Quantitative and Qualitative Disclosure About Market Risk": clarification of inclusion of short-term investments and foreign cash and cash equivalent balances in discussion;
        . Part II Item 2 "Changes in Securities and Use of Proceeds": clarification of the number of shares sold in our secondary offering; and
        . Part II Item 2 "Changes in Securities and Use of Proceeds": clarification regarding the acquisition of U.S. Software.

Except as noted above, this Form 10-Q does not reflect events occurring after the filing of the Original 10-Q on November 14, 2001, nor does it modify or update the disclosures contained in such original report, except as necessary or appropriate to reflect the effects of the restatement.

                                 LANTRONIX, INC.

                                   FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I.    FINANCIAL INFORMATION ............................................................................      4

Item 1.    Financial Statements .............................................................................      4

           Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited) and June 30, 2001
              (restated) ....................................................................................      4

           Unaudited Condensed Consolidated Statements of Operations for the Three Months
              Ended September 30, 2001 and 2000 (restated) ..................................................      5

           Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended
              September 30, 2001 and 2000 (restated) ........................................................      6

           Notes to Unaudited Condensed Consolidated Financial Statements ...................................      7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations ............     13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk .......................................     26

PART II.   OTHER INFORMATION ................................................................................     27

Item 1.    Legal Proceedings ................................................................................     27

Item 2.    Change in Securities and Use of Proceeds .........................................................     27

Item 3.    Defaults Upon Senior Securities ..................................................................     27

Item 4.    Submission of Matters to a Vote of Security Holders ..............................................     27

Item 5.    Other Information ................................................................................     27

Item 6.    Exhibits and Reports on Form 8-K .................................................................     27

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                 LANTRONIX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                          September 30,        June 30,
                                                                                               2001              2001
                                                                                               ----              ----
                                                                                            (Unaudited)
                                                                                                (Restated - Note 2)
                                           ASSETS
                                           ------

Current assets:
     Cash and cash equivalents .......................................................      $  58,223         $  15,367
     Short-term investments ..........................................................          1,974             1,973
     Accounts receivable, net ........................................................         11,552             9,134
     Inventories .....................................................................         13,172            13,560
     Deferred income taxes ...........................................................          4,005             3,621
     Prepaid income taxes ............................................................            543               973
     Prepaid expenses and other current assets .......................................          4,666             3,805
                                                                                            ---------         ---------
         Total current assets ........................................................         94,135            48,433


Property and equipment, net ..........................................................          6,367             5,492
Long-term investments ................................................................          3,287             2,424
Goodwill .............................................................................         43,695            42,273
Purchased intangible assets, net .....................................................         11,283            13,328
Officer loans ........................................................................          4,131             4,131
Other assets .........................................................................            796               780
                                                                                            ---------         ---------
         Total assets ................................................................      $ 163,694         $ 116,861
                                                                                            =========         =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

Current liabilities:
     Accounts payable ................................................................      $   5,681         $   5,698
     Due to related party ............................................................          1,130               787
     Accrued payroll and related expenses ............................................          1,534             1,243
     Other current liabilities .......................................................          3,487             3,742
                                                                                            ---------         ---------
         Total current liabilities ...................................................         11,832            11,470


Deferred income taxes ................................................................          5,829             5,895


Stockholders' equity:
     Common stock ....................................................................              5                 4
     Additional paid-in capital ......................................................        157,757           109,871
     Employee notes receivable .......................................................           (790)             (790)
     Deferred compensation ...........................................................         (9,253)          (10,020)
     Retained earnings (accumulated deficit) .........................................         (1,696)              582
     Accumulated other comprehensive income (loss) ...................................             10              (151)
                                                                                            ---------         ---------
         Total stockholders' equity ..................................................        146,033            99,496
                                                                                            ---------         ---------
         Total liabilities and stockholders' equity ..................................      $ 163,694         $ 116,861
                                                                                            =========         =========

                             See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                        Three Months Ended
                                                                                          September 30,
                                                                                          -------------
                                                                                       2001             2000
                                                                                       ----             ----
                                                                                        (Restated - Note 2)
Net revenues (A)...................................................................  $ 15,831         $ 11,644
Cost of revenues (B)...............................................................     7,539            5,236
                                                                                     --------         --------

Gross profit.......................................................................     8,292            6,408
                                                                                     --------         --------

Operating expenses:
     Selling, general and administrative (C).......................................     7,577            5,153
     Research and development (C)..................................................     2,092            1,052
     Stock-based compensation (B) (C)..............................................     1,172              652
     Amortization of purchased intangible assets ..................................       286              203
                                                                                     --------         --------
Total operating expenses...........................................................    11,127            7,060
                                                                                     --------         --------
Loss from operations...............................................................    (2,835)            (652)
Interest income (expense), net.....................................................       536              497
Other expense, net.................................................................      (628)             (74)
                                                                                     --------         --------
Loss before income taxes and cumulative effect of accounting change................    (2,927)            (229)
Benefit for income taxes...........................................................      (649)              --
                                                                                     --------         --------
Loss before cumulative effect of accounting change.................................    (2,278)            (229)
Cumulative effect of accounting change, net of income tax benefit of $0 (Note 2)...        --             (773)
                                                                                     --------         --------
Net loss...........................................................................  $ (2,278)        $ (1,002)
                                                                                     ========         ========

Basic and diluted loss per share before cumulative effect of accounting change.....  $  (0.05)        $  (0.01)
Cumulative effect of accounting change per share...................................        --            (0.02)
                                                                                     --------         --------
Basic and diluted net loss per share...............................................  $  (0.05)        $  (0.03)
                                                                                     ========         ========

Weighted average shares (basic and diluted)........................................    47,500           32,817
                                                                                     ========         ========


(A)  Includes net revenues from related parties....................................  $    517         $    917
                                                                                     ========         ========

(B)  Cost of revenues includes the following:
     Amortization of purchased intangible assets...................................  $    338         $     --
     Stock-based compensation......................................................        27               11
                                                                                     --------         --------
                                                                                     $    365         $     11
                                                                                     ========         ========

(C)  Stock-based compensation is excluded from the following:
     Selling, general and administrative expenses..................................  $    833         $    571
     Research and development expenses.............................................       339               81
                                                                                     --------         --------
                                                                                     $  1,172         $    652
                                                                                     ========         ========

                             See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                                 -------------
                                                                                              2001              2000
                                                                                              ----              ----
                                                                                                (Restated - Note 2)
Cash flows from operating activities:
Net loss ...............................................................................  $ (2,278)          $ (1,002)
Adjustments to reconcile net loss to net cash used in operating activities:
     Cumulative effect of accounting change, net of income taxes of $0 .................        --                773
     Depreciation ......................................................................       560                157
     Amortization of purchased intangible assets .......................................       624                203
     Stock-based compensation ..........................................................     1,199                663
     Provision for doubtful accounts ...................................................       165                 76
     Deferred income taxes .............................................................      (450)               (63)
     Revaluation of investment .........................................................       500                 --
     Equity losses from unconsolidated business ........................................       294                 --
     Changes in operating assets and liabilities:
      Accounts receivable ..............................................................    (2,583)              (573)
      Inventories ......................................................................       388             (2,155)
      Prepaid income taxes .............................................................       430                 75
      Prepaid expenses and other assets ................................................      (877)                40
      Accounts payable .................................................................       326               (121)
      Other current liabilities ........................................................        36               (563)
                                                                                          --------           --------

Net cash used in operating activities ..................................................    (1,666)            (2,490)
                                                                                          --------           --------

Cash flows from investing activities:
     Purchase of property and equipment, net ...........................................    (1,435)            (1,152)
     Purchase of minority investments, net .............................................    (1,524)                --
                                                                                          --------           --------
Net cash used in investing activities ..................................................    (2,959)            (1,152)
                                                                                          --------           --------
Cash flows from financing activities:
     Net proceeds from underwritten offerings of common stock ..........................    47,113             54,286
     Net proceeds from other issuances of common stock .................................       341                 12
                                                                                          --------           --------
Net cash provided by financing activities ..............................................    47,454             54,298
Effect of foreign exchange rates on cash ...............................................        27                 (6)
                                                                                          --------           --------
Increase in cash and cash equivalents ..................................................    42,856             50,650
Cash and cash equivalents at beginning of period .......................................    15,367              1,988
                                                                                          --------           --------
Cash and cash equivalents at end of period .............................................  $ 58,223           $ 52,638
                                                                                          ========           ========

                             See accompanying notes.

                                 LANTRONIX, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

1. Basis of Presentation

         The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the "Company") at September 30, 2001, and the consolidated results of its operations and its cash flows for the three months ended September 30, 2001 and 2000. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

         These financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles. Therefore, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2001, included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission ("SEC") in June 2002.

         In May 2002, the Company undertook a special investigation of its accounting and determined that certain sales to distributors and others made in fiscal 2001 and 2002 did not qualify for recognition as revenue upon shipment. As a result, the Company has restated its condensed consolidated financial statements contained herein as well as all other interim and annual financial statements for periods within fiscal 2001 and the first six months of fiscal 2002 (July 1, 2000 through December 31, 2001) as further described in Note 2. In addition to the Form 10-Q/A, the Company has also filed a Form 10-K/A for the fiscal year ended June 30, 2001, and a Form 10-Q/A for the quarterly period ended December 31, 2001 to reflect the restatement.

         Also effective July 1, 2001, the Company elected to early adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As a result, the Company will no longer amortize goodwill and certain intangible assets deemed to have indefinite lives (Note 3).

2. Accounting Change and Restatement of Financial Statements

         In originally preparing the condensed consolidated financial statements at December 31, 2001, the Company changed its accounting method for recognizing revenue on sales to distributors effective as of July 1, 2001, the beginning of fiscal 2002. Under the new accounting method, the recognition of revenue and related gross profit on sales to distributors is deferred until the distributor resells the product to an end customer. Formerly, the Company recognized revenue from these transactions upon shipment of product to the distributor, net of estimates for possible returns and allowances.

         In May 2002, the Company undertook a special investigation of its accounting, which revealed that beginning in the third and fourth quarters of fiscal 2001 certain shipments made to distributors and recorded as revenues in fiscal 2001 and 2002 did not qualify for revenue recognition upon shipment due to terms present in agreements with the distributors that were not considered in the Company's original accounting decisions. As a result, the Company's new method of accounting for distributor sales, which is based on recognizing revenue and related gross profit on sales to distributors only as the distributor resells the product to end customers, has been adopted effective as of July 1, 2000, the beginning of fiscal 2001, or one year earlier. This manner of correcting the errors in sales recognition made in previously issued financial statements for fiscal 2001 is deemed to be preferable in the circumstances because (1) it eliminates from revenue any effect of shipping excessive levels of inventory to the distributors; (2) all revenue from distributor sales in fiscal 2001 and 2002 will be recognized on a common basis; and (3) there is assurance that any additional agreements with distributors that may have existed with respect to specific orders but are presently unknown will not have an impact on amounts reported as revenue after the restatement. The restatement for the year ended June 30, 2001, results in a reduction in revenue of approximately $6.2 million and an increase in the loss before cumulative effect of accounting change of $2.9 million or $0.07 per share. The cumulative effect of the accounting change for the three months ended September 30, 2000 recorded as of July 1, 2000 was a charge of $773,000 (net of income tax benefit of $0) or $0.02 per share.

         Management believes that the new accounting method better reflects the substance of the transactions considering the Company's recent entry into the semiconductor marketplace and the changing business environment; is consistent with other companies in the Company's industry thereby providing greater comparability in the presentation of financial results among the Company and its peers, and better focuses the Company on end customer sales.

         In the special investigation conducted in May 2002, the Company also discovered (i) that the terms and circumstances of certain sales made in the first six months of fiscal 2002 to customers who were not distributors also preclude revenue from being recognized upon shipment, as originally reported and
(ii) that certain amounts initially reported as other comprehensive income
(loss) should be accounted for as elements of net loss. Accordingly, in the accompanying restated condensed consolidated financial statements, the Company has made corrections to defer the recognition of such sales as revenue until all revenue recognition criteria have been met and to reclassify to other expense the amounts improperly charged to other comprehensive income (loss). These corrections result in a reduction in revenue of approximately
$438,000 and an increase in the loss before cumulative effect of accounting change of $123,000 or $0.00 per share in the three months ended September 30, 2001.

         The effects of the corrections on net revenues; loss before cumulative effect of accounting change, net of income tax benefit; cumulative effect of accounting change; net loss; and related per share amounts for the three months ended September 30, 2001 and 2000 are shown in the tables below (in thousands, except per share amounts):

                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                                    -------------
                                                                                                 2001             2000
                                                                                                 ----             ----
   As reported:
   Net revenues ............................................................................   $16,269          $12,037
                                                                                               =======          =======

   Loss before cumulative effect of accounting change ......................................   $(2,155)         $   (23)
   Cumulative effect of accounting change, net of income tax benefit of $1,049 .............    (2,557)               -
                                                                                               -------          -------
   Net loss ................................................................................   $(4,712)         $   (23)
                                                                                               =======          =======

   Loss per share before cumulative effect of accounting change ............................   $ (0.05)         $ (0.00)
   Cumulative effect of accounting change per share ........................................     (0.05)               -
                                                                                               -------          -------
   Basic and diluted net loss per share ....................................................   $ (0.10)         $ (0.00)
                                                                                               =======          =======

   As restated:
   Net revenues ............................................................................   $16,269          $12,037
   Corrections .............................................................................      (438)            (393)
                                                                                               -------          -------
   Net revenues, as restated ...............................................................   $15,831          $11,644
                                                                                               =======          =======

   Loss before cumulative effect of accounting change ......................................   $(2,155)         $   (23)
   Corrections, net of tax .................................................................      (123)            (206)
                                                                                               -------          -------
   Loss before cumulative effect of accounting change, as restated .........................    (2,278)            (229)
   Cumulative effect of accounting change, net of income tax benefit of $0, as restated ....         -             (773)
                                                                                               -------          -------
   Net loss, as restated ...................................................................   $(2,278)         $(1,002)
                                                                                               =======          =======

   Loss per share before cumulative effect of accounting change, as restated ...............   $ (0.05)         $ (0.01)
   Cumulative effect of accounting change per share, as restated ...........................         -            (0.02)
                                                                                               -------          -------
   Basic and diluted net loss per share, as restated .......................................   $ (0.05)         $ (0.03)
                                                                                               =======          =======

*As reported information for the three months ended September 30, 2001 reflects the accounting change made in the second quarter of fiscal 2002, but effective as of July 1, 2001 to defer revenue recognition of revenue and related gross profit until the distribution resells the product to an end customer.

3. Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), effective for acquisitions consummated after June 30, 2001, and SFAS No. 142, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS Nos. 141 and 142. Other intangible assets will continue to be amortized over their useful lives.

         The Company has elected to early adopt the new rules set forth in SFAS No. 142 on accounting for goodwill and other intangibles as of July 1, 2001. For the three months ended September 30, 2001, early adoption resulted in non-amortization of goodwill of $1.7 million or $0.03 per share based on the weighted average shares outstanding for the three months ended September 30, 2001.

         The transition provisions of SFAS No. 142 require that the Company complete its assessment of whether impairment may exist as of the date of adoption by December 31, 2001 and complete its determination of the amount of any impairment as of the date of adoption by June 30, 2002. Any impairment that is required to be recognized when adopting SFAS 142 will be reflected as the cumulative effect of a change in accounting principle as of July 1, 2001. The Company has completed its initial assessment and concluded that goodwill arising from the acquisition of United States Software Corporation (USSC), having a carrying amount of approximately $5.4 million as of July 1, 2001, may be impaired. The Company expects to complete its determination of the amount of the impairment charge, if any, to be reflected as a cumulative effect of a change in accounting principle during the fourth fiscal quarter ending June 30, 2002.

       The Company intends to perform the first of the required annual impairment tests of goodwill under the guidelines of SFAS No. 142 effective as of April 1, 2002. The Company has not yet determined the effect, if any, that this test will have on its consolidated statement of operations or financial position. An impairment charge, if any, identified as a result of completing the Company's annual impairment test will be reflected as an operating expense in the fourth quarter of fiscal 2002.

       In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has not yet determined the effect, if any, on the carrying value of its long-lived assets resulting from the adoption of SFAS No. 144.

4.  Net Loss per Share

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

                                                                                      Three Months Ended
                                                                                        September 30,
                                                                                        -------------
                                                                                     2001            2000
                                                                                     ----            ----
                                                                                          (Restated)
      Numerator:
      Loss before cumulative effect of accounting change ......................    $(2,278)        $  (229)
      Cumulative effect of accounting change, net of income taxes of $0 .......         --            (773)
                                                                                   -------         -------
      Net loss ................................................................    $(2,278)        $(1,002)
                                                                                   =======         =======

      Denominator:
      Weighted-average shares outstanding .....................................     48,140          32,817
      Less:  non-vested common shares outstanding .............................       (640)             --
                                                                                   -------         -------
      Denominator for basic and diluted loss per share ........................     47,500          32,817
                                                                                   =======         =======

      Loss per share before cumulative effect of accounting change ............    $ (0.05)        $ (0.01)
      Cumulative effect of accounting change per share ........................         --           (0.02)
                                                                                   -------         -------
      Basic and diluted net loss per share ....................................    $ (0.05)        $ (0.03)
                                                                                   =======         =======

5.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                                                    September 30,      June 30,
                                                                                        2001             2001
                                                                                        ----             ----

                                                                                             (Restated)
      Raw materials .........................................................         $   4,816       $   6,752
      Finished goods ........................................................             7,554           6,526
      Inventory at distributors .............................................             3,192           2,772
                                                                                      ---------       ---------
                                                                                         15,562          16,050
      Reserve for excess and obsolete inventory .............................            (2,390)         (2,490)
                                                                                      ---------       ---------
                                                                                      $  13,172       $  13,560
                                                                                      =========       =========

6.  Goodwill and Purchased Intangible Assets

Goodwill

         The changes in the carrying amount of goodwill for the three months ended September 30, 2001, are as follows (in thousands):

      Balance as of July 1, 2001 ..............................................................        $  43,025
      Reclassification of assembled workforce in connection with adoption of
        SFAS No. 142 at July 1, 2001 ..........................................................            1,458
                                                                                                       ---------
                                                                                                          44,483
      Less: accumulated amortization ..........................................................             (788)
                                                                                                       ---------
      Balance as of September 30, 2001 ........................................................        $  43,695
                                                                                                       =========

Purchased Intangible Assets

The composition of purchased intangible assets is as follows (in thousands):

                                                   September 30, 2001                               June 30, 2001
                                                   ------------------                               -------------

                                      Useful                Accumulated                              Accumulated
                                      Lives       Gross     Amortization     Net            Gross    Amortization     Net
                                      -----       -----     ------------     ---            -----    ------------     ---
      Existing technology .........   5 years   $  6,745     $    (558)   $   6,187        $  6,745    $  (188)    $   6,557
      Customer lists ..............   5            3,500          (219)       3,281           3,500        (44)        3,456
      Patent/core technology ......   5              299          (165)         134             299       (150)          149
      Tradename/trademark .........   5            1,162          (123)       1,039           1,162        (65)        1,097
      Assembled workforce .........   5               --            --           --           1,458        (68)        1,390
      Distribution network ........   5              755          (113)         642             755        (76)          679
                                                --------     ---------    ---------        --------    -------     ---------

             Total                              $ 12,461     $  (1,178)   $  11,283        $ 13,919    $  (591)    $  13,328
                                                ========     =========    =========        ========    =======     =========

As required by SFAS No. 142, assembled workforce was reclassified as goodwill effective July 1, 2001.

    The amortization expense for purchased intangible assets for the three months ended September 30, 2001 was $624,000, of which $338,000 was amortized to cost of revenues and $286,000 was amortized to operating expenses. The estimated amortization expense for the remainder of fiscal 2002 and the next four years is as follows:

                  Fiscal year ending                              Cost of          Operating
                        June 30:                                  Revenues          Expenses         Total
                                                                  --------          --------         -----
                          2002 ...............................    $  1,012          $    857      $  1,869
                          2003 ...............................       1,349             1,146         2,495
                          2004 ...............................       1,349             1,113         2,462
                          2005 ...............................       1,349             1,083         2,432
                          2006 ...............................       1,128               897         2,025
                                                                  --------          --------      --------
                   Total                                          $  6,187          $  5,096      $ 11,283
                                                                  ========          ========      ========

7.  Long-term Investments

    In September 2001, the Company purchased a convertible promissory note from Xanboo Inc. ("Xanboo") in the principal amount of $1.5 million. The note has a ten year maturity and will automatically convert into the next round of equity securities of Xanboo that raises at least $5.0 million. If Xanboo does not complete such a financing prior to February 1, 2002, the Company can convert the note into a newly created series of preferred stock of Xanboo. The Company is considering investing additional money in this company as well as other companies (Note 11).

    The Company periodically reviews its investments for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. During the three months ended September 30, 2001, the Company recorded a $500,000 revaluation of a non-marketable equity investment resulting from an other-than-temporary decline in its value. This amount is included within the condensed consolidated statement of operations as other expense.

8.  Stockholders' Equity

    In July 2001, the Company completed a public offering of 8,534,000 shares of its common stock, including an underwriters' over-allotment option to purchase an additional 534,000 shares, at an offering price of $8.00 per share. The Company sold 6,000,000 shares and selling stockholders sold 2,000,000 shares of the primary offering. Additionally, the Company sold 400,500 shares and selling stockholders sold 133,500 shares of the over-allotment option. The Company received net proceeds of approximately $47.1 million in connection with this offering.

    In August 2001, the Company began negotiations with the former owners of U.S. Software to remove the earn-out provisions of the merger agreement in exchange for the issuance of a specified number of shares of the Company's stock to the former owners of U.S. Software. In August 2001, in order to eliminate an employee bonus arrangement related to the acquisition, the Company issued 250,000 stock options to employees who were not former owners of U.S. Software. The issuance of these stock options was unrelated to and did not remove the earn-out provisions of the merger agreement. The estimated value of $500,000 related to these stock options will be accounted for as compensation expense over the vesting period of options of up to four years.

9.  Comprehensive Loss

    SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements. The components of comprehensive loss are as follows (in thousands):

                                                                                           Three Months ended
                                                                                             September 30,
                                                                                             -------------
                                                                                       2001             2000
                                                                                       ----             ----
                                                                                              (Restated)
          Net loss ..........................................................        $  (2,278)      $ (1,002)
          Other comprehensive loss:
             Change in net unrealized loss on investment ....................              134             --
             Change in accumulated translation adjustments ..................               27             (6)
                                                                                     ---------       --------
          Total comprehensive loss ..........................................        $  (2,117)      $ (1,008)
                                                                                     =========       ========

10. Litigation

    From time to time, we have received letters claiming that our products infringe upon patents or other intellectual property of third-parties. On July 3, 2001, Digi International, Inc. filed a complaint against us in the United States District Court for the District of Minnesota claiming patent infringement and alleging that certain of our Multiport Device Servers, specifically our ETS line of products, when coupled with a device driver called the Comm Port Redirector, infringe upon U.S. Patent No. 6,047,319 owned by Digi. Digi alleges that Lantronix has willfully and intentionally infringed Digi's patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorney's fees, interest and costs. On August 17, 2001, Lantronix filed its answer to the complaint, asserting affirmative defenses, and counterclaiming for a declaratory judgment that the patent in issue is invalid. To date discovery has not begun and a trial date has not been set. Based on the facts known to date, Lantronix believes that the claims are without merit and intends to vigorously defend this suit.

11. Subsequent Events

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

    In October 2001, the Company purchased an additional $1.5 million convertible promissory note from Xanboo. The note has a ten year maturity and will automatically convert into the next round of equity securities of Xanboo that raises at least $5.0 million. If Xanboo does not complete such a financing prior to February 1, 2002, the Company can convert the note into a newly created series of preferred stock of Xanboo.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    You should read the following discussion and analysis in conjunction with the Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information in this Quarterly Report on Form 10-Q/A is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in other reports filed with the SEC, including our restated Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001, our restated Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2001, and our subsequent reports on Form 8-K, that discuss our business in greater detail.

    We have restated our consolidated financial statements for the fiscal quarter covered hereby and for our fiscal year ended June 30, 2001 and each fiscal quarter therein in a Form 10-K/A filed in June 2002. To the extent the following discussion and analysis refers to data from our consolidated financial statements for such periods, such references are to the data as restated.

    The section entitled "Risk Factors" set forth below, and similar discussions in our other SEC filings, discuss some of the important factors that may affect our business, results of operations and financial condition. You should carefully consider those factors, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

    This report contains forward-looking statements which include, but are not limited to, statements concerning projected net revenues, expenses, gross profit and income (loss), the need for additional capital, market acceptance of our products, our ability to consummate acquisitions and integrate their operations successfully, our ability to achieve further product integration, the status of evolving technologies and their growth potential and our production capacity. These forward-looking statements are based on our current expectations, estimates and projections about our industry, our beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Accounting Change and Restatement of Financial Statements

    In originally preparing the condensed consolidated financial statements at December 31, 2001, we changed our accounting method for recognizing revenue on sales to distributors effective as of July 1, 2001, the beginning of fiscal 2002. Under the new accounting method, the recognition of revenue and related gross profit on sales to distributors is deferred until the distributor resells the product to an end customer. Formerly, we recognized revenue from these transactions upon shipment of product to the distributor, net of estimates for possible returns and allowances.

    In May 2002, we undertook a special investigation of our accounting, which revealed that beginning in the third and fourth quarters of fiscal 2001 certain shipments made to distributors and recorded as revenues in fiscal 2001 and 2002 did not qualify for revenue recognition upon shipment due to terms present in agreements with the distributors that were not considered in our original accounting decisions. As a result, our new method of accounting for distributor sales, which is based on recognizing revenue and related gross profit on sales to distributors only as the distributor resells the product to end customers, has been adopted effective as of July 1, 2000, the beginning of fiscal 2001, or one year earlier. This manner of correcting the errors in sales recognition made in previously issued financial statements for fiscal 2001 is deemed to be preferable in the circumstances because (1) it eliminates from revenue any effect of shipping excessive levels of inventory to the distributors; (2) all revenue from distributor sales in fiscal 2001 and 2002 will be recognized on a common basis; and (3) there is assurance that any additional agreements with distributors that may have existed with respect to specific orders but are presently unknown will not have an impact on amounts reported as revenue after the restatement. The restatement for the year ended June 30, 2001, results in a reduction in revenue of approximately $6.2 million and an increase in the loss before cumulative effect of accounting change of $2.9 million or $0.07 per share. The cumulative effect of the accounting change for the three months ended September 30, 2000 recorded as of July 1, 2000 was a charge of $773,000 (net of income tax benefit of $0) or $0.02 per share.

    We believe that the new accounting method better reflects the substance of the transactions considering our recent entry into the semiconductor marketplace and the changing business environment; is consistent with other companies in our industry thereby providing greater comparability in the presentation of financial results among us and our peers, and better focuses us on end customer sales.

         In the special investigation conducted in May 2002, we also discovered that (i) the terms and circumstances of certain sales made in the first six months of fiscal 2002 to customers who were not distributors also preclude revenue from being recognized upon shipment, as originally reported and (ii) that certain amounts initially reported as other comprehensive income (loss) should be accounted for as elements of net loss. Accordingly, in the accompanying restated condensed consolidated financial statements, we have made corrections to defer the recognition of such sales as revenue until all revenue recognition criteria have been met and reclassify to other expense the amounts improperly charged to other comprehensive income (loss). These corrections result in a reduction in revenue of approximately $438,000 and an increase in the loss before cumulative effect of accounting change of $123,000 or $0.00 per share in the three months ended September 30, 2001.

         The effects of the corrections on net revenues; loss before cumulative effect of accounting change, net of income tax benefit; cumulative effect of accounting change; net loss; and related per share amounts for the three months ended September 30, 2001 and 2000 are shown in the tables below (in thousands, except per share amounts):

                                                                                                  Three Months Ended
                                                                                                     September 30,
                                                                                                     -------------
                                                                                                 2001             2000
                                                                                                 ----             ----
   As reported:
   Net revenues ...........................................................................    $ 16,269         $ 12,037
                                                                                               ========         ========

   Loss before cumulative effect of accounting change .....................................    $ (2,155)        $    (23)
   Cumulative effect of accounting change, net of income tax benefit of $1,049 ............      (2,557)               -
                                                                                               --------         --------
   Net loss ...............................................................................    $ (4,712)        $    (23)
                                                                                               ========         ========

   Loss per share before cumulative effect of accounting change ...........................    $  (0.05)        $  (0.00)
   Cumulative effect of accounting change per share .......................................       (0.05)               -
                                                                                               --------         --------
   Basic and diluted net loss per share ...................................................    $  (0.10)        $  (0.00)
                                                                                               ========         ========

   As restated:
   Net revenues ...........................................................................    $ 16,269         $ 12,037
   Corrections ............................................................................        (438)            (393)
                                                                                               --------         --------
   Net revenues, as restated ..............................................................    $ 15,831         $ 11,644
                                                                                               ========         ========

   Loss before cumulative effect of accounting change .....................................    $ (2,155)        $    (23)
   Corrections, net of tax ................................................................        (123)            (206)
                                                                                               --------         --------
   Loss before cumulative effect of accounting change, as restated ........................      (2,278)            (229)
   Cumulative effect of accounting change, net of income tax benefit of $0, as restated ...           -             (773)
                                                                                               --------         --------
   Net loss, as restated ..................................................................    $ (2,278)        $ (1,002)
                                                                                               ========         ========

   Loss per share before cumulative effect of accounting change, as restated ..............    $  (0.05)        $  (0.01)
   Cumulative effect of accounting change per share, as restated ..........................           -            (0.02)
                                                                                               --------         --------
   Basic and diluted net loss per share, as restated ......................................    $  (0.05)        $  (0.03)
                                                                                               ========         ========

   * As reported information for the three months ended September 30, 2001 reflects the accounting change made in the second quarter of fiscal 2002, but effective as of July 1, 2001 to defer revenue recognition of revenue and related gross profit until the distributor resells the product to an end customer.

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

     Our products are sold to original equipment manufacturers (OEMs), value added resellers (VARs), systems integrators and distributors, as well as directly to end-users. One of our distributors, Ingram Micro, accounted for 12.6% of our net revenues for the three months ended September 30, 2001, compared to 11.5% for the three months ended September 30, 2000. Another distributor, Tech Data, accounted for 6.7% of our net revenues for the three months ended September 30, 2001, compared to 15.2% for the three months ended September 30, 2000. transtec AG, an international OEM and related party due to common ownership by our Chairman and major stockholder, accounted for 3.3% of net revenues for the three months ended September 30, 2001, compared to 6.6% for the three months ended September 30, 2000.

     In July 2001, the Company completed a public offering of 8,534,000 shares of its common stock, including an underwriters' over-allotment option to purchase an additional 534,000 shares, at an offering price of $8.00 per share. The Company sold 6,000,000 shares and selling stockholders sold 2,000,000 shares of the primary offering. Additionally, the Company sold 400,500 shares and selling stockholders sold 133,500 shares of the over-allotment option. The Company received net proceeds of approximately $47.1 million in connection with this offering.

     On October 18, 2001, we completed the acquisition of Synergetic Micro Systems, Inc. ("Synergetic"), a provider of embedded high performance network communication solutions that complement our external device products. In connection with the acquisition, we paid cash consideration of $2.7 million and issued an aggregate of 2,234,715 shares of our common stock in exchange for all outstanding shares of Synergetic common stock and reserved 615,705 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Synergetic. Portions of the cash consideration and shares issued will be held in escrow pursuant to the terms of the acquisition agreement.

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

     Stock-based compensation primarily relates to deferred compensation recorded in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes, as well as the fair market value (determined using the Black-Scholes option pricing model) of the vested portion of non-employee stock options determined. Deferred compensation also includes the value of employee stock options assumed in connection with acquisitions of businesses calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction to stockholders' equity and is amortized over the vesting period of the related stock options, which is generally four years. At September 30, 2001, a deferred compensation balance of $9.3 million remains and will be amortized as follows:
$2.2 million in the remainder of fiscal 2002, $3.0 million in fiscal 2003, $2.5 million in fiscal 2004, $1.4 million in fiscal 2005 and $153,000 in fiscal 2006. The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares or if we assume employee stock options in connection with additional acquisitions of businesses. The amount of stock-based compensation actually recognized in future periods could decrease if options for which deferred compensation has been recorded are forfeited.

Results of Operations

The following table sets forth certain statement of operations data expressed as a percentage of total net revenues:

                                                                                         Three Months
                                                                                            Ended
                                                                                        September 30,
                                                                                        -------------
                                                                                          (Restated)
                                                                                    2001              2000
                                                                                    ----              ----
Net revenues ..............................................................         100.0%            100.0%
Cost of revenues ..........................................................          47.6              45.0
                                                                                  -------          --------
Gross profit ..............................................................          52.4              55.0
                                                                                  -------          --------
Operating expenses:
     Selling, general and administrative  .................................          47.9              44.3
     Research and development .............................................          13.2               9.0
     Stock based-compensation .............................................           7.4               5.6
     Amortization of purchased intangible assets  .........................           1.8               1.7
                                                                                  -------          --------
Total operating expenses ..................................................          70.3              60.6
                                                                                  -------          --------
Loss from operations ......................................................         (17.9)             (5.6)
Interest income (expense), net ............................................           3.4               4.3
Other income (expense), net  ..............................................          (4.0)             (0.6)
                                                                                  -------          --------
Loss before income taxes and cumulative effect of accounting change  ......         (18.5)             (2.0)
Benefit for income taxes ..................................................          (4.1)               --
                                                                                  -------          --------
Loss before cumulative effect of accounting change ........................         (14.4)             (2.0)
Cumulative effect of accounting change, net of income taxes of $176 .......            --              (6.6)
                                                                                  -------          --------
Net loss ..................................................................         (14.4)%            (8.6)%
                                                                                  =======          ========

Net Revenues

     Net revenues increased $4.2 million, or 36.0%, to $15.8 million for the three months ended September 30, 2001 from $11.6 million for the three months ended September 30, 2000. The increase was primarily attributable to an increase in net revenues of our Multiport Device Server products, partially offset by a decline in our Device Server, Print Server and other products. Multiport Device Server net revenues increased $5.1 million, or 174.8%, to $8.0 million or 50.6% of net revenues for the three months ended September 30, 2001 from $2.9 million or 25.0% of net revenues for the three months ended September 30, 2000. The increase in our Multiport Device Server net revenues is primarily attributable to the acquisition of Lightwave Communications, Inc. ("Lightwave"). Device Server net revenues decreased $574,000, or 7.4%, to $7.2 million or 45.4% of net revenues for the three months ended September 30, 2001 from $7.8 million or 66.7% of net revenues for the three months ended September 30, 2000. Device Server net revenues for the three months ended September 30, 2001 includes $501,000 of software revenue generated from United States Software Corporation ("USSC"). No software revenue was recorded for the three months ended September 30, 2000. Print Server and other net revenues decreased $331,000, or 34.2%, to $636,000, or 4.0% of net revenues for the three months ended September 30, 2001 from $966,000, or 8.3% of net revenues for the three months ended September 30, 2000. The decreases in our Print Server and other products net revenues are due to an increasinghly rapid transition to our Multiport Device Server and Device Server products.

     Net revenues generated from sales in the Americas increased $5.4 million, or 63.3%, to $13.9 million or 87.5% of net revenues for the three months ended September 30, 2001 from $8.5 million or 72.9% of net revenues for the three months ended September 30, 2000. Our net revenues derived from customers located in Europe decreased $1.1 million, or 40.4%, to $1.5 million or 9.8% of net revenues for the three months ended September 30, 2001 from $2.6 million or 22.3% of net revenues for the three months ended September 30, 2000. The decrease in European sales is primarily due to the decrease in sell-through revenue from our largest European distributor, which is due to the economic downturn in Europe. Our net revenues derived from customers located in Europe as a percentage of total net revenues decreased due to the acquisition of Lightwave who primarily sells in the Americas. Our net revenues derived from customers located in other geographic areas decreased slightly to $425,000 or 2.7% of net revenues for the three months ended September 30, 2001 from $566,000 or 4.9% of net revenues for the three months ended September 30, 2000.

     The decrease in European sales is primarily due to the decrease in sell-through revenue from our largest European distributor, which is due to the economic downturn in Europe.

Gross Profit

     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers and associated overhead costs. Additionally, cost of revenues for the three months ended September 30, 2001 consisted of $338,000 of non-cash amortization of purchased intangible assets. No charges were recorded for the three months ended September 30, 2000. We pay Gordian, Inc., an outside research and development firm, a royalty based on the sale of certain of our products. As a result, a royalty charge is included in cost of revenues and is calculated based on the related products sold. Gross profit increased by $1.9 million, or 29.4%, to $8.3 million or 52.4% of net revenues for the three months ended September 30, 2001 from $6.4 million or 55.0% of net revenues for the three months ended September 30, 2000. For the three months ended September 30, 2001 and 2000, Gordian royalties were $416,000 and $522,000, respectively. The increase in gross profit was mainly attributable to the significant increase in the Multiport Device Server product. The decrease in gross profit as a percentage of net revenues is primarily attributable to non-cash amortization of acquisition related charges, volume-pricing agreements and competitive pricing strategies.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, and professional fees. Selling, general and administrative expenses increased $2.4 million, or 47.0%, to $7.6 million or 47.9% of net revenues for the three months ended September 30, 2001 from $5.2 million or 44.3% of net revenues for the three months ended September 30, 2000. This increase is due primarily to depreciation of deployed fixed assets, increased personnel-related costs and facilities costs from the acquisitions of USSC and Lightwave as well as hiring of sales personnel, legal and other professional fees. We expect selling, general and administrative expenses in absolute dollars will continue to increase in the foreseeable future to support the global expansion of our operations and decrease as a percentage of net revenues due to increased net revenue.

Research and Development

     Research and development expenses consist primarily of salaries and the related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses increased $1.0 million, or 98.9%, to $2.1 million or 13.2% of net revenues for the three months ended September 30, 2001 from $1.1 million or 9.0% of net revenues for the three months ended September 30, 2000. This increase resulted primarily from increased personnel- related costs due to the acquisition of USSC and Lightwave as well as hiring of senior management and expenses related to new product development.

Stock-based Compensation

     Stock-based compensation generally represents the amortization of deferred compensation. We recorded approximately $496,000 of deferred compensation for the three months ended September 30, 2001 and a total of $4.2 million of deferred compensation in fiscal 2001. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years. Stock-based compensation increased $520,000 or 79.8% to $1.2 million or 7.4% of net revenues for the three months ended September 30, 2001 from $652,000 or 5.6% of net revenues for the three months ended September 30, 2000. The increase in stock-based compensation primarily reflects stock options assumed in two purchase transactions completed during fiscal 2001 that were accounted for in accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25." We expect to incur additional stock-based compensation in future periods as a result of the continued amortization of deferred compensation related to these and other stock option grants. Included in cost of revenues is stock-based compensation of $27,000 and $11,000 for the three months ended September 30, 2001 and 2000, respectively.

Amortization of Purchased Intangible Assets

     In connection with the two purchase transactions completed during fiscal 2001, we recorded approximately $12.1 million of identified purchased intangible assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Generally, we obtain independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. Purchased intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally three to five years. The amortization of purchased intangible assets charged to operating expenses increased $83,000 or 40.9%, to $286,000 or 1.8% of net revenues for the three months ended September 30, 2001 from $203,000 or 1.7% of net revenues for the three months ended September 30, 2000. In addition, approximately $338,000 of amortization of purchased intangible assets has been classified as cost of revenue for the three months ended September 30, 2001. No comparable amortization of purchased intangible assets was classified as cost of revenue for the three months ended September 30, 2000.

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

Other Income (Expense), Net

       Other income (expense), net consists primarily of the revaluation of a strategic investment and the effects of exchange gains and losses from foreign currency transactions. Other income (expense), net was $(628,000) and $(74,000) for the three months ended September 30, 2001 and 2000, respectively. The increase is primarily attributable to the $500,000 revaluation of a strategic investment, less gains on foreign currency translation.

Provision for Income Taxes - Effective Tax Rate

       We utilize the liability method of accounting for income taxes as set forth in Financial Accounting Standards Board, or Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Our effective tax rate was 22% for the three months ended September 30, 2001, and 0% for the three months ended September 30, 2000. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax benefit for the three months ended September 30, 2000, was lower than the federal statutory rate primarily due to foreign losses and amortization of stock-based compensation for which no current year tax benefit was provided. Our effective tax rate associated with the income tax benefit for the three months ended September 30, 2000, was lower than the statutory rate primarily due to the nondeductible goodwill amortization, amortization of stock-based compensation for which no benefit was provided, and the effects of an unfavorable foreign tax rate variance.

Impact of Adoption of New Accounting Standards

       In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), effective for acquisitions consummated after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

       We have elected to early adopt the rules set forth in SFAS No. 142 on accounting for goodwill and other intangibles effective as of July 1, 2001. For the three months ended September 30, 2001, early adoption resulted in non-amortization of goodwill of $1.7 million or $0.03 per share based on the weighted average shares outstanding for the three months ended September 30, 2001.

       The transition provisions of SFAS No. 142 require that we complete our assessment of whether impairment may exist as of the date of adoption by December 31, 2001 and complete our determination of the amount of any impairment as of the date of adoption by June 30, 2002. Any impairment that is required to be recognized when adopting SFAS No. 142 will be reflected as the cumulative effect of a change in accounting principle as of July 1, 2001. We have completed our initial assessment and concluded that goodwill arising from the acquisition of USSC having a carrying amount of approximately $5.4 million as of July 1, 2001 may be impaired. We expect to complete our determination of the amount of the impairment charge, if any, to be reflected as a cumulative effect of a change in accounting principle during the fourth fiscal quarter ending June 30, 2002.

     We intend to perform the first of the required annual impairment tests of goodwill under the guidelines of SFAS No. 142 effective as of April 1, 2002. We have not yet determined the effect, if any, that this test will have on our consolidated statement of operations or financial position. An impairment charge, if any, identified as a result of completing our annual impairment test will be reflected as an operating expense in the fourth quarter of fiscal 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We have not yet determined the effect, if any, on the carrying value of our long-lived assets resulting from the adoption of SFAS No. 144.

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

     Our operating activities used cash of $1.7 million for the three months ended September 30, 2001. We incurred a net loss of $2.3 million, which includes amortization and depreciation of $1.2 million, amortization of stock-based compensation of $1.2 million, the revaluation of a strategic investment of $500,000 and equity losses from investments of $294,000, offset by increased deferred income taxes of $450,000, all of which are non-cash. This was reduced by increased accounts receivable of $2.6 million, and increased prepaid expenses and other current assets of $877,000 offset by a decrease in inventory of $388,000 and prepaid income taxes of $430,000. The increase in accounts receivable was due to increased sales in the last month of the quarter as well as slower collections from some of our U.S. distributors and European customers and extended payment terms. The increase in prepaid expenses and other current assets is primarily attributable to a deposit to secure inventory. We decreased our inventory as we transition from procuring our own raw materials to having our contract manufacturers procure our raw materials. Our operating activities used cash of $2.5 million for the three months ended September 30, 2000.

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

       We believe that our existing cash, cash equivalents and short-term investments and any available borrowings under our line of credit facility will be adequate to meet our anticipated cash needs through at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues and research and development and infrastructure investments as well as our intentions to make strategic acquisitions or investments in other companies, which will affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

Risk Factors

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

     We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the three months ended September 30, 2001, research and development expenses comprised 13.2% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development.

     Net revenues from our legacy products, which include our Print Servers, switches, hubs and other products, have decreased significantly and we expect that net revenues from these lines of products will continue to decline in the future as we focus our efforts on the development of other product lines.

     Since 1993, net revenues from our legacy products have accounted for a significant portion of our net revenues but have declined significantly recently. For example, revenues from our legacy products were approximately $636,000 or 4.0% of our net revenues, compared to $966,000 or 8.3% of our total net revenues for the three months ended September 30, 2001 and 2000, respectively. We anticipate that net revenues from our legacy products will continue to decline in the future as we plan to continue to focus on the development of our current Device Server and Multiport Device Server product lines. We do not know if this transition in product development will be successful. We do not know whether our new product lines will be accepted by our current and future target markets to the extent we anticipate. If the expected decline in net revenues attributable to our legacy products is not offset by increases in net revenues from our Device Server and Multiport Device Server lines of product, our business could be harmed.

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

     Our top five customers accounted for 30.6% and our top ten customers accounted for 37.0% of our net revenues for the three months ended September 30, 2001. Ingram Micro, a domestic distributor, accounted for 12.6% of our net revenues for the three months ended September 30, 2001. The number and timing of sales to our customers have been difficult for us to predict. For the three months ended September 30, 2001, large individual sales have occurred in the last weeks or even days of a quarter, which has resulted in a substantial portion of the net revenues for that quarter being realized in the last month of the quarter. The loss or deferral of one or more significant sales in a quarter could harm our operating results. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace and the growth of our business could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our Device Server Technology. Our sales are usually completed on a purchase order basis and we have no long-term purchase commitments from our customers.

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

     Net revenues from international sales represented 12.5% and 27.2% of net revenues for the three months ended September 30, 2001 and 2000, respectively. Net revenues from Europe represented 9.8% and 22.3% of our net revenues for the three months ended September 30, 2001 and 2000, respectively.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     There has not been any material change in our exposure to interest rate and foreign currency risks since the date of our Annual Report on Form 10-K/A for the year ended June 30, 2001.

     Interest Rate Risk. Our exposure to interest rate risk is limited to the exposure related to our cash, cash equivalents, short-term investments and our credit facilities, which are tied to market interest rates. As of September 30, 2001, we had cash, cash equivalents and short-term investments of $60.2 million, which consisted of both domestic and foreign cash, cash equivalents and short-term investments. We believe our short term investments will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

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

Item 2.  Changes in Securities and Use of Proceeds

     In July 2001, we completed a public offering of 8,534,000 shares of our common stock, including an underwriter's over-allotment option to purchase an additional 534,000 shares, at an offering price of $8.00 per share. The Company sold 6,000,000 shares and selling stockholders sold 2,000,000 shares of the primary offering. Additionally, we sold 400,500 shares and selling stockholders sold 133,500 shares of the over-allotment option. We received net proceeds of approximately $47.1 million in connection with this offering.

     In August 2001, we began negotiations with the former owners of U.S. Software to remove the earn-out provisions of the merger agreement in exchange for the issuance of a specified number of shares of our stock to the former owners of U.S. Software. In August 2001, in order to eliminate an employee bonus arrangement related to the acquisition, we issued 250,000 stock options to employees who were not former owners of U.S. Software. The issuance of these stock options was unrelated to and did not remove the earn-out provisions of the merger agreement. The estimated value of $500,000 related to these stock options will be accounted for as compensation expense over the vesting period of the options of up to four years.

     On October 18, 2001, we completed the acquisition of Synergetic Micro Systems, Inc. (Synergetic), a provider of embedded network communication solutions. In connection with the acquisition, we paid cash consideration of $2.7 million and issued an aggregate of 2,234,715 shares of our common stock in exchange for all outstanding shares of Synergetic common stock and reserved 615,705 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Synergetic. The transaction was exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended. Portions of the cash consideration and shares issued will be held in escrow pursuant to the terms of the acquisition agreement as well as various employee share repurchase agreements. In connection with the acquisition, we will record a one- time charge for purchased in-process research and development expenses related to the acquisition in our second fiscal quarter ending December 31, 2001.

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


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, Lantronix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 24 day of June, 2002

                                 LANTRONIX, INC.


                                 By:           /s/ James Kerrigan
                                      ------------------------------------------
                                                   James Kerrigan
                                           Interim Chief Financial Officer