Form 10-Q/A
period 2001-12-31
LANTRONIX INC
filed 2002-06-25
CIK 1114925

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

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

                               ------------------

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

                                EXPLANATORY NOTE

     This Amendment No. 1 to Quarterly Report on Form 10-Q/A of Lantronix, Inc. (the "Company") amends Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, as filed by the Company on February 14, 2002 (the "Original 10-Q"), to reflect the changes described below.

     The Company changed its accounting method for recognizing revenue on sales to distributors effective as of the beginning of fiscal 2001, July 1, 2000. Under the new accounting method, recognition of revenue and related gross profit on sales to distributors is deferred until the distributor resells the product to an end customer. Previously, the Company had recognized revenue from these transactions upon shipment of product to the distributor, net of estimates for possible returns and allowances. In addition, for the quarterly periods ended September 30, 2001 and December 31, 2001, the Company also made further corrections to its condensed consolidated financial statements (1) to defer the recognition of certain sales made to customers who were not distributors as revenue because they did not meet all of the criteria for revenue recognition at the time of shipment, and (2) to reclassify to other expense certain amounts originally charged in error to other comprehensive income. The effect of these matters is to reduce net revenues by $713,000 and $429,000 and increase loss before cumulative effect of accounting change by $746,000 or $0.02 per share and $286,000 or $0.01 per share in the quarters ended December 31, 2001 and 2000, respectively. The effect of these matters for the six month periods ended December 31, 2001 and 2000 are to reduce net revenues by $1,151,000 and $822,000 and increase loss before cumulative effect of accounting change by $869,000 or $0.02 per share and $492,000 or $0.02, respectively. Additionally, the cumulative effect of the accounting change recorded as of July 1, 2000 was a charge of $597,000 (net of income tax benefit of $176,000) or $0.02 per share. See Note 2 to the financial statements, "Accounting Change and Restatement of Financial Statements", for more detail. Conforming changes reflecting the foregoing are made in: Part I - Item 1 Financial Statements (and footnotes thereto); and - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In addition, the Company made changes to the Original 10-Q to clarify or correct information with respect to the following:

          . Part I Item 1 "Financial Statements": separation in the condensed consolidated balance sheet of accounts as follow: "Goodwill" and "Purchased intangible assets, net"; and "Officer loans" and "Other assets";
          . Part I Item 1 "Financial Statements", reclassification of amounts between "Selling, General and Administrative" and "Amortization of Purchased Intangibles"; and between "Interest Income (Expense), Net" and "Other Income (Expense), Net";
          . Part I Item 1 "Financial Statements": additions to Note 3 "Recent Accounting Pronouncements" and Note 6 "Goodwill and Purchased Intangible Assets" to provide additional information concerning the Company's adoption of SFAS 142 "Goodwill and Other Intangible Assets";
          . Part I Item 1 "Financial Statements": addition to Note 3 "Recent Accounting Pronouncements" for newly issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets";
          . Part I Item 1 "Financial Statements": clarification in Note 8 "Stockholders' Equity" of the number of shares sold in the secondary offering;
          . Part I Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": clarification under the heading "Net Revenues" as to European sales;
          . Part I Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations": clarification under the heading "Gross Profit" as to royalty payments to Gordian;
          .    Part I Item 2 "Management's Discussion and Analysis of Financial
               Condition and Results of Operations": additional information under the heading "Impact of Adoption of New Accounting
               Standards";
          . Part II Item 2 "Changes in Securities and Use of Proceeds": clarification of the number of shares sold in our secondary offering; and
          . Part II Item 2 "Changes in Securities and Use of Proceeds": clarification regarding the acquisition of U.S. Software.

Except as noted above, this Form 10-Q does not reflect events occurring after the filing of the Original 10-Q on February 14, 2002, nor does it modify or update the disclosures contained in such original report, except as necessary or appropriate to reflect the effects of the restatement.

================================================================================

                                 LANTRONIX, INC.

                                   FORM 10-Q/A
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                                      INDEX

                                                                                                                        Page
PART I.     FINANCIAL INFORMATION ...................................................................................      4

Item 1.     Financial Statements ....................................................................................      4

            Condensed Consolidated Balance Sheets at December 31, 2001 (unaudited) and June 30, 2001
                 (restated) .........................................................................................      4

            Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended
               December 31, 2001 and 2000 (restated) ................................................................      5

            Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended
               December 31, 2001 and 2000 (restated) ................................................................      6

            Notes to Unaudited Condensed Consolidated Financial Statements ..........................................      7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations ...................     14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ..............................................     28

PART II.    OTHER INFORMATION .......................................................................................     28

Item 1.     Legal Proceedings .......................................................................................     28

Item 2.     Changes in Securities and Use of Proceeds ...............................................................     28

Item 3.     Defaults Upon Senior Securities .........................................................................     29

Item 4.     Submission of Matters to a Vote of Security Holders .....................................................     29

Item 5.     Other Information .......................................................................................     29

Item 6.     Exhibits and Reports on Form 8-K ........................................................................     29

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 LANTRONIX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                       December 31,    June 30,
                                                                                          2001          2001
                                                                                          ----          ----
                                                                                       (Unaudited)
                                                                                          (Restated - Note 2)
                                                ASSETS
                                                ------
Current assets:
     Cash and cash equivalents .................................................        $ 38,649      $ 15,367
     Short-term investments ....................................................           9,872         1,973
     Accounts receivable, net ..................................................           7,418         9,134
     Inventories ...............................................................          16,176        13,560
     Deferred income taxes .....................................................           5,297         3,621
     Prepaid income taxes ......................................................             622           973
     Prepaid expenses and other current assets .................................           7,015         3,805
                                                                                        --------      --------
         Total current assets ..................................................          85,049        48,433

Property and equipment, net ....................................................           7,014         5,492
Long-term investments ..........................................................           6,981         2,424
Goodwill .......................................................................          57,303        42,273
Purchased intangible assets, net ...............................................          21,296        13,328
Officer loans. .................................................................           4,131         4,131
Other assets ...................................................................           1,724           780
                                                                                        --------      --------
         Total assets ..........................................................        $183,498      $116,861
                                                                                        ========      ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------
Current liabilities:
     Accounts payable ..........................................................        $  5,376      $  5,698
     Due to related party ......................................................             711           787
     Accrued payroll and related expenses ......................................           1,284         1,243
     Other current liabilities .................................................           3,559         3,742
                                                                                        --------      --------
         Total current liabilities .............................................          10,930        11,470

Deferred income taxes ..........................................................          10,995         5,895

Stockholders' equity:
     Common stock ..............................................................               5             4
     Additional paid-in capital. ...............................................         174,682       109,871
     Employee notes receivable .................................................            (790)         (790)
     Deferred compensation .....................................................          (8,719)      (10,020)
     Retained earnings (accumulated deficit) ...................................          (3,613)          582
     Accumulated other comprehensive income (loss)..............................               8          (151)
                                                                                        --------      --------
         Total stockholders' equity ............................................         161,573        99,496
                                                                                        --------      --------
         Total liabilities and stockholders' equity ............................        $183,498      $116,861
                                                                                        ========      ========

                             See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                    Three Months Ended       Six Months Ended
                                                                                       December 31,            December 31,
                                                                                       ------------            ------------
                                                                                     2001        2000        2001        2000
                                                                                     ----        ----        ----        ----
                                                                                                (Restated- Note 2)
Net revenues (A) ...............................................................   $ 15,726    $ 12,036    $ 31,557    $ 23,680
Cost of revenues (B) ...........................................................      7,538       5,566      15,077      10,802
                                                                                   --------    --------    --------    --------

Gross profit ...................................................................      8,188       6,470      16,480      12,878
                                                                                   --------    --------    --------    --------

Operating expenses:
     Selling, general and administrative (C) ...................................      7,695       5,819      15,272      10,972
     Research and development (C) ..............................................      1,956       1,021       4,048       2,073
     Stock-based compensation (B)(C) ...........................................        781         660       1,953       1,312
     Amortization of purchased intangible assets ...............................        523         203         809         406
                                                                                   --------    --------    --------    --------
Total operating expenses .......................................................     10,955       7,703      22,082      14,763
                                                                                   --------    --------    --------    --------
Loss from operations ...........................................................     (2,767)     (1,233)     (5,602)     (1,885)
Interest income (expense), net .................................................        479         671       1,015       1,168
Other income (expense), net ....................................................       (176)         79        (804)          5
                                                                                   --------    --------    --------    --------
Loss before income taxes and cumulative effect of
   accounting change ...........................................................     (2,464)       (483)     (5,391)       (712)
Benefit for income taxes .......................................................       (547)       (146)     (1,196)       (146)
                                                                                   --------    --------    --------    --------
Loss before cumulative effect of accounting change .............................     (1,917)       (337)     (4,195)       (566)
Cumulative effect of accounting change, net of income
   taxes of $176 (Note 2) ......................................................         --         176          --        (597)
                                                                                   --------    --------    --------    --------
Net loss .......................................................................   $ (1,917)   $   (161)   $ (4,195)   $ (1,163)
                                                                                   ========    ========    ========    ========

Basic and diluted loss per share before cumulative
   effect of accounting change .................................................   $  (0.04)   $  (0.01)   $  (0.09)   $  (0.02)
Cumulative effect of accounting change per share ...............................         --        0.00          --       (0.02)
                                                                                   --------    --------    --------    --------
Basic and diluted net loss per share ...........................................   $  (0.04)   $  (0.01)   $  (0.09)   $  (0.04)
                                                                                   ========    ========    ========    ========

Weighted average shares (basic and diluted) ....................................     51,261      36,709      49,374      35,058
                                                                                   ========    ========    ========    ========

(A)  Includes net revenues from related parties ................................   $    579    $  1,172    $  1,096    $  2,089
                                                                                   ========    ========    ========    ========

(B)  Cost of revenues includes the following:
        Amortization of purchased intangible assets ............................   $    560    $     --    $    898    $     --
        Stock-based compensation ...............................................         48          14          75          25
                                                                                   --------    --------    --------    --------
                                                                                   $    608    $     14    $    973    $     25
                                                                                   ========    ========    ========    ========

(C)  Stock-based compensation is excluded from the following:
        Selling, general and administrative expenses ...........................   $    676    $    578    $  1,509    $  1,149
        Research and development expenses ......................................        105          82         444         163
                                                                                   --------    --------    --------    --------
                                                                                   $    781    $    660    $  1,953    $  1,312
                                                                                   ========    ========    ========    ========

                             See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          Six Months Ended
                                                                                             December 31,
                                                                                             ------------
                                                                                         2001             2000
                                                                                         ----             ----
                                                                                         (Restated - Note 2)
Cash flows from operating activities:
Net loss ............................................................................. $ (4,195)         $ (1,163)
Adjustments to reconcile net loss to net cash used in operating activities:
   Cumulative effect of accounting change, net of income taxes of $176 ...............        -               597
   Depreciation ......................................................................    1,225               234
   Amortization of purchased intangible assets .......................................    1,707               406
   Stock-based compensation ..........................................................    2,028             1,337
   Provision for doubtful accounts ...................................................      464               220
   Deferred income taxes .............................................................     (565)              (69)
   Revaluation of investment .........................................................      500                 -
   Equity losses from unconsolidated business ........................................      476                 -
   Loss on disposal of asset .........................................................        -                20
   Changes in operating assets and liabilities, net of effect from acquisitions:
     Accounts receivable .............................................................    2,540            (2,007)
     Inventories .....................................................................   (2,310)           (3,674)
     Prepaid expenses and other current assets .......................................   (2,176)              209
     Other assets ....................................................................   (1,004)             (465)
     Accounts payable ................................................................   (2,781)              317
     Other current liabilities .......................................................      (72)             (407)
                                                                                       --------          --------
Net cash used in operating activities ................................................   (4,163)           (4,445)
                                                                                       --------          --------

Cash flows from investing activities:
   Purchase of property and equipment, net ...........................................   (2,625)           (1,985)
   Purchase of minority investments, net .............................................   (4,318)                -
   Acquisition of businesses, net of cash acquired ...................................   (3,393)              324
   Purchase of held-to-maturity investments ..........................................  (12,184)          (28,015)
   Proceeds from sale of held-to-maturity investments ................................    1,975                 -
                                                                                       --------          --------
Net cash used in investing activities ................................................  (20,545)          (29,676)
                                                                                       --------          --------

Cash flows from financing activities:
   Net proceeds from underwritten offerings of common stock ..........................   47,085            53,713
   Net proceeds from other issuances of common stock .................................      869               143
                                                                                       --------          --------
Net cash provided by financing activities ............................................   47,954            53,856
Effect of foreign exchange rates on cash .............................................       36                 7
                                                                                       --------          --------
Increase in cash and cash equivalents ................................................   23,282            19,742
Cash and cash equivalents at beginning of period .....................................   15,367             1,988
                                                                                       --------          --------
Cash and cash equivalents at end of period ........................................... $ 38,649          $ 21,730
                                                                                       ========          ========

                             See accompanying notes.

                                 LANTRONIX, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

1.   Basis of Presentation

         The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the "Company") at December 31, 2001, and the consolidated results of its operations and its cash flows for the three and six months ended December 31, 2001 and 2000. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

         In May 2002, the Company undertook a special investigation of its accounting and determined that certain sales to distributors and others made in fiscal 2001 and 2002 did not qualify for recognition as revenue upon shipment. As a result, the Company has restated its condensed consolidated financial statements contained herein as well as all other interim and annual financial statements for periods within fiscal 2001 and the first six months of fiscal 2002 (July 1, 2000 through December 31, 2001) as further described in Note 2. In addition to this form 10-Q/A, the Company has filed a Form 10-K/A for the fiscal year ended June 30, 2001, and a Form 10-Q/A for the quarterly period ended September 30, 2001 to reflect the restatement.

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

         In May 2002, the Company undertook a special investigation of its accounting, which revealed that beginning in the third and fourth quarters of fiscal 2001 certain shipments made to distributors and recorded as revenues in fiscal 2001 and 2002 did not qualify for revenue recognition upon shipment due to terms present in agreements with the distributors that were not considered in the Company's original accounting decisions. As a result, the Company's new method of accounting for distributor sales, which is based on recognizing revenue and related gross profit on sales to distributors only as the distributor resells the product to end customers, has been adopted effective as of July 1, 2000, the beginning of fiscal 2001, or one year earlier. This manner of correcting the errors in sales recognition made in previously issued financial statements for fiscal 2001 is deemed to be preferable in the circumstances because (1) it eliminates from revenue any effect of shipping excessive levels of inventory to the distributors; (2) all revenue from distributor sales in fiscal 2001 and 2002 will be recognized on a common basis; and (3) there is assurance that any additional agreements with distributors that may have existed with respect to specific orders but are presently unknown will not have an impact on amounts reported as revenue after the restatement. The restatement for the year ended June 30, 2001, results in a reduction in revenue of approximately $6.2 million and an increase in the loss before cumulative effect of accounting change of $2.9 million or $0.07 per share. The cumulative effect of the accounting change for the six months ended December 31, 2000 recorded as of July 1, 2000 was a charge of $597,000 (net of income tax benefit of $176,000) or $0.02 per share.

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

         In the special investigation conducted in May 2002, the Company also discovered (i) that the terms and circumstances of certain sales made in the first six months of fiscal 2002 to customers who were not distributors also preclude revenue from being recognized upon shipment, as originally reported
(ii) that certain amounts initially reported as other comprehensive income
(loss) should be accounted for as elements of net loss. Accordingly, in the accompanying restated condensed consolidated financial statements, the Company has made corrections to defer the recognition of such sales as revenue until all revenue recognition criteria have been met and to reclassify to other expense the amounts improperly charged to other comprehensive income (loss). These corrections result in a reduction in revenue of approximately $1.2 million and an increase in the loss before cumulative effect of accounting change of $869,000 or $0.02 per share in the six months ended December 31, 2001.

         The effects of these corrections on net revenues; loss before cumulative effect of accounting change, net of income tax benefit; cumulative effect of accounting change; net loss; and related per share amounts for the interim periods of fiscal 2001 and 2002 are shown in the tables below (in thousands, except per share amounts):

                                                                                     Three Months Ended       Six Months Ended
                                                                                         December 31,            December 31,
                                                                                         ------------            ------------
                                                                                       2001        2000        2001        2000
                                                                                       ----        ----        ----        ----
As reported:
Net revenues .......................................................................   $ 16,439    $ 12,465    $ 32,708    $ 24,502
                                                                                       ========    ========    ========    ========

Loss before cumulative effect of accounting change .................................   $ (1,171)   $    (51)   $ (3,326)   $    (74)
Cumulative effect of accounting change, net of income tax benefit of $1,049 ........         --          --      (2,557)         --
                                                                                       --------    --------    --------    --------
Net loss ...........................................................................   $ (1,171)   $    (51)   $ (5,883)   $    (74)
                                                                                       ========    ========    ========    ========

Loss per share before cumulative effect of accounting change .......................   $  (0.02)   $  (0.00)   $  (0.07)   $  (0.00)
Cumulative effect of accounting change per share ...................................         --          --       (0.05)         --
                                                                                       --------    --------    --------    --------
Basic and diluted net loss per share ...............................................   $  (0.02)   $  (0.00)   $  (0.12)   $  (0.00)
                                                                                       ========    ========    ========    ========


As restated:
Net revenues .......................................................................   $ 16,439    $ 12,465    $ 32,708    $ 24,502
Corrections ........................................................................       (713)       (429)     (1,151)       (822)
                                                                                       --------    --------    --------    --------
Net revenues, as restated ..........................................................   $ 15,726    $ 12,036    $ 31,557    $ 23,680
                                                                                       ========    ========    ========    ========

Loss before cumulative effect of accounting change .................................   $ (1,171)   $    (51)   $ (3,326)   $    (74)
Corrections, net of tax ............................................................       (746)       (286)       (869)       (492)
                                                                                       --------    --------    --------    --------
Loss before cumulative effect of accounting change, as restated ....................     (1,917)       (337)     (4,195)       (566)
Cumulative effect of accounting change, net of income tax benefit of $176, as
   restated ........................................................................         --         176          --        (597)
                                                                                       --------    --------    --------    --------
Net loss, as restated ..............................................................   $ (1,917)   $   (161)   $ (4,195)   $ (1,163)
                                                                                       ========    ========    ========    ========

Loss per share before cumulative effect of accounting change, as
     restated ......................................................................   $  (0.04)   $  (0.01)   $  (0.09)   $  (0.02)
Cumulative effect of accounting change per share, as restated ......................         --          --          --       (0.02)
                                                                                       --------    --------    --------    --------
Basic and diluted net loss per share, as restated ..................................   $  (0.04)   $  (0.01)   $  (0.09)   $  (0.04)
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

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has not yet determined the effect, if any, on the carrying value of its long-lived assets resulting from the adoption of SFAS No. 144.

4.   Business Combinations

         On October 18, 2001, the Company completed the acquisition of Synergetic Micro Systems, Inc. ("Synergetic"). This acquisition has been accounted for under the purchase method of accounting. The condensed consolidated financial statements include the results of operations of the acquisition of Synergetic after its acquisition date. The acquisition of Synergetics provides the Company with high-performance embedded network communications to complement its external device products. A summary of the transaction is outlined below:

                                                                                        Shares
                                                                                     Reserved For    Total Shares
                                    Date                                   Shares       Options        Issued or        Cash
Company Acquired                  Acquired             Business            Issued       Assumed        Reserved     Consideration
----------------                  --------             --------            ------       -------        --------     -------------
Synergetic....................  Oct. 2001     Embedded network            2,234,715     615,705       2,850,420     $2.7 million
                                              communications solutions
                                              provider

     The share issuance was exempt from registration pursuant to section 3(a)(10) of the Securities Act of 1933, as amended. Portions of the cash consideration and shares issued will be held in escrow pursuant to the terms of the acquisition agreement.

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

                                                Net Tangible
                                                   Assets                   Purchased     Deferred     Deferred Tax      Total
Company Acquired                                  Acquired     Goodwill    Intangibles  Compensation    Liabilities   Consideration
----------------                                  --------     --------    -----------  ------------    -----------   -------------
Synergetic ...................................      $178        $13,608      $11,100        $203         $(5,213)       $19,876

         The consideration for the purchase transaction was calculated as follows: a) common shares issued were valued based upon the Company's stock price for a short period just before and after the companies reached agreement and the proposed transaction was announced and b) employee stock options were valued in accordance with FIN 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25." Net tangible assets acquired in connection with the purchase transaction include the acquisition costs incurred by the Company. Additionally, the net tangible assets reflect an outstanding note payable and credit facility aggregating $626,000, which was paid in full by the Company in connection with the terms of the merger agreement.

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

                                                                                          Three Months Ended    Six Months Ended
                                                                                             December 31,         December 31,
                                                                                             ------------         ------------
                                                                                           2001       2000       2001       2000
                                                                                           ----       ----       ----       ----
                                                                                                         (Restated)
Net revenues .........................................................................   $17,474    $12,711    $35,862    $24,911
                                                                                         =======    =======    =======    =======

Loss before cumulative effect of accounting change ...................................   $(2,851)   $  (735)   $(5,044)   $(1,696)
Cumulative effect of accounting change, net of income
  taxes of $176 ......................................................................        --        176         --       (597)
                                                                                         -------    -------    -------    -------
Net loss .............................................................................   $(2,851)   $  (559)   $ 5,044)   $(2,293)
                                                                                         =======    =======    =======    =======

Loss per share before cumulative effect of accounting
  change .............................................................................   $ (0.06)   $ (0.02)   $ (0.10)   $ (0.05)
Cumulative effect of accounting change per share .....................................         -      (0.00)         -      (0.02)
                                                                                         -------    -------    -------    -------
Basic and diluted net loss per share .................................................   $ (0.06)   $ (0.02)   $ (0.10)   $ (0.07)
                                                                                         =======    =======    =======    =======

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

                                                                                          Three Months Ended    Six Months Ended
                                                                                             December 31,         December 31,
                                                                                             ------------         ------------
                                                                                           2001       2000       2001       2000
                                                                                           ----       ----       ----       ----
                                                                                                         (Restated)
Numerator:
Loss before cumulative effect of accounting change ...................................   $(1,917)   $  (337)   $(4,195)   $  (566)
Cumulative effect of accounting change, net of income
  taxes of $176 ......................................................................        --        176         --       (597)
                                                                                         -------    -------    -------    -------
Net loss .............................................................................   $(1,917)   $  (161)   $(4,195)   $(1,163)
                                                                                         =======    =======    =======    =======

Denominator:
Weighted-average shares outstanding ..................................................    51,842     36,709     49,955     35,058
Less: Non-vested common shares outstanding ...........................................      (581)        --       (581)        --
                                                                                         -------    -------    -------    -------
Denominator for basic and diluted loss per share .....................................    51,261     36,709     49,374     35,058
                                                                                         =======    =======    =======    =======

Loss per share before cumulative effect of accounting
  change .............................................................................   $ (0.04)   $ (0.01)   $ (0.09)   $ (0.02)
Cumulative effect of accounting change per share .....................................        --      (0.00)        --      (0.02)
                                                                                         -------    -------    -------    -------
Basic and diluted net loss per share .................................................   $ (0.04)   $ (0.01)   $ (0.09)   $ (0.04)
                                                                                         =======    =======    =======    =======

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                                                                     December 31,      June 30,
                                                                                                         2001            2001
                                                                                                         ----            ----

                                                                                                              (Restated)

Raw materials .....................................................................................    $ 5,529         $ 6,752
Finished goods ....................................................................................      8,609           6,526
Inventory at distributors .........................................................................      4,219           2,772
                                                                                                       -------         -------
                                                                                                        18,357          16,050
Reserve for excess and obsolete inventory .........................................................     (2,181)         (2,490)
                                                                                                       -------         -------
                                                                                                       $16,176         $13,560
                                                                                                       =======         =======

7.   Goodwill and Purchased Intangible Assets

Goodwill

       The changes in the carrying amount of goodwill for the six months ended December 31, 2001, are as follows (in thousands):

Balance as of July 1, 2001 ..........................................................................................   $  43,025
Goodwill acquired during the period (based, in part, on preliminary allocations) ....................................      13,608
Reclassification of assembled workforce in connection with adoption of SFAS No. 142 at July 1, 2001 .................       1,458
                                                                                                                       ----------
                                                                                                                           58,091
Less:  accumulated amortization .....................................................................................        (788)
                                                                                                                       ----------
Balance as of December 31, 2001 .....................................................................................   $  57,303
                                                                                                                       ==========

Purchased Intangible Assets

     The composition of purchased intangible assets is as follows (in thousands):

                                                        December 31, 2001                                   June 30, 2001
                                                        -----------------                                   -------------

                                             Useful               Accumulated                                Accumulated
                                             Lives        Gross   Amortization    Net               Gross    Amortization    Net
                                             -----        -----   ------------    ---               -----    ------------    ---
     Existing technology .................. 5 years      $ 12,245  $(1,119)   $ 11,126              $ 6,745    $ (188)    $ 6,557
     Customer agreements .................. 5               3,800     (154)      3,646                   --        --          --
     Customer lists ....................... 5               3,500     (394)      3,106                3,500       (44)      3,456
     Patent/core technology ............... 5               1,600     (232)      1,368                  299      (150)        149
     Tradename/trademark .................. 5               1,258     (185)      1,073                1,162       (65)      1,097
     Assembled workforce .................. 5                  --       --          --                1,458       (68)      1,390
     Distribution network ................. 5                 755     (151)        604                  755       (76)        679
     Non-compete agreements ............... 3                 400      (27)        373                   --        --          --
                                                         --------  -------    --------              -------    -------   --------

         Total                                           $ 23,558  $(2,262)   $ 21,296              $13,919    $ (591)   $ 13,328
                                                         ========  ========   ========              =======    =======   ========

       As required by SFAS No. 142, assembled workforce was reclassified as goodwill effective July 1, 2001.

       The amortization expense for purchased intangible assets for the six months ended December 31, 2001 was $1.7 million, of which $898,000 was amortized to cost of revenues and $809,000 was amortized to operating expenses. The estimated amortization expense for the remainder of fiscal 2002 and the next five years are as follows:

                                                                                      Cost of        Operating
                                                                                      Revenues        Expenses          Total
Fiscal year ending June 30:                                                           --------        --------          -----
         2002                                                                        $  1,225          $  1,158       $  2,383
         2003                                                                           2,449             2,316          4,765
         2004                                                                           2,449             2,286          4,735
         2005                                                                           2,449             2,162          4,611
         2006                                                                           2,228             1,938          4,166
         2007                                                                             326               310            636
                                                                                     --------          --------       --------
            Total                                                                    $ 11,126          $ 10,170       $ 21,296
                                                                                     ========          ========       ========

8.   Long-term Investments

       In September and October 2001, the Company paid an aggregate of $3.0 million to Xanboo Inc. ("Xanboo") for convertible promissory notes, which are convertible to Xanboo preferred stock. The notes have a ten year maturity and provide for automatic conversion into the next round of equity securities of Xanboo that raises at least $5.0 million. The notes accrue interest at 8% per annum (Note 12).

         Throughout fiscal 2002, the Company loaned $1.2 million to Premise Systems Inc ("Premise"). The notes commencing in September 2001 bear interest at the rate of 9.0% per annum (Note 12).

         The Company periodically reviews its investments for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. During the six months ended December 31, 2001, the Company recorded a $500,000 revaluation of a non-marketable equity investment resulting from an other-than-temporary decline in its value. This amount is included within the condensed consolidated statement of operations as other expense.

9.  Stockholders' Equity

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

10.  Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements. The components of comprehensive loss are as follows (in thousands):

                                                                     Three Months ended       Six Months ended
                                                                         December 31,            December 31,
                                                                         ------------            ------------
                                                                      2001         2000        2001       2000
                                                                      ----         ----        ----       ----
                                                                                      (Restated)
Net loss .........................................................    $(1,917)      $ (161)   $(4,195)   $(1,163)
Other comprehensive loss:
     Change in net unrealized loss on investment .................         --           --        134         --
     Change in accumulated translation adjustments ...............         (2)          13         25          7
                                                                      -------       ------    -------    -------
Total comprehensive loss .........................................    $(1,919)      $ (148)   $(4,036)   $(1,156)
                                                                      =======       ======    =======    =======

11.   Litigation

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

12.   Subsequent Events

         On January 11, 2002, the Company completed the acquisition of Premise, a developer of client-side software applications. Prior to the acquisition, the Company held shares of Premise representing 19.99% ownership interest and in addition held convertible promissory notes of $1.2 million with interest accrued thereon at the rate of 9.0%. The convertible promissory notes were converted into equity securities of Premise at the closing of the transaction. The Company agreed to issue an aggregate of 1,063,371 shares of its common stock in exchange for all remaining outstanding shares of Premise common stock and reserved 875,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Premise. Pursuant to the Acquisition Agreement, 106,337 of such shares will be held in escrow to secure certain indemnification obligations, and 531,686 of such shares will be held in escrow pending achievement of certain performance obligations. The

Company intends to issues those shares on or around February 18, 2002. In connection with the acquisition, the Company expects to record a one-time charge for purchased in-process research and development expenses related to the acquisition in its fourth fiscal quarter ending June 30, 2002.

         In January 2002, Xanboo (Note 8) completed a $13.0 million equity round. As a result, the Company's $3.0 million investment in Xanboo convertible promissory notes was converted into shares of Xanboo preferred stock. In addition, the Company purchased $4.0 million of Xanboo preferred stock in January 2002. After these transactions, the Company holds an 18.73% ownership interest in Xanboo.

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

         Effective January 2, 2002, the Company entered into revised employment agreements with the Company's Chief Executive and Chief Financial Officers. The agreement with the Chief Executive Officer provides that employment is at-will and sets forth a revised annual base salary of $325,000, a signing bonus of $206,250, and incentive compensation of up to 100% of his annual base salary. Pursuant to this agreement, the Chief Executive Officer was granted 300,000 options that will vest over the next four years. The agreement with the Chief Financial Officer provides that employment is at-will and sets forth a revised annual base salary of $262,500, a signing bonus of $144,722, and incentive compensation of up to 100% of his annual base salary. Pursuant to this agreement, the Chief Financial Officer was granted 250,000 options that will vest over the next four years. Upon termination or resignation due to a change in control, the Chief Executive Officer and Chief Financial Officer will continue to receive their annual base salary with benefits and bonuses for a period of two years following termination or resignation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following discussion and analysis in conjunction with the Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information in this Quarterly Report on Form 10-Q/A is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in other reports filed with the SEC, including our restated Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001, Form 10-Q/A for the fiscal quarter ended September 30, 2001, and our subsequent reports on Form 8-K, that discuss our business in greater detail.

         We have restated our consolidated financial statements for the fiscal quarters covered hereby and for our fiscal year ended June 30, 2001 and each fiscal quarter therein in a Form 10-K/A filed in June 2002. To the extent the following discussion and analysis refers to data from our consolidated financial statements for such periods, such references are to the data as restated.

         The sections entitled "Risk Factors" set forth below, and similar discussions in our other SEC filings, discuss some of the important factors that may affect our business, results of operations and financial condition. You should carefully consider those factors, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

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

Accounting Change and Restatement of Financial Statments

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

         In May 2002, we undertook a special investigation of our accounting, which revealed that beginning in the third and fourth quarters of fiscal 2001 certain shipments made to distributors and recorded as revenues in fiscal 2001 and 2002 did not qualify for revenue recognition upon shipment due to terms present in agreements with the distributors that were not considered in our original accounting decisions. As a result, our new method of accounting for distributor sales, which is based on recognizing revenue and related gross profit on sales to distributors only as the distributor resells the product to end customers, has been adopted effective as of July 1, 2000, the beginning of fiscal 2001, or one year earlier. This manner of correcting the errors in sales recognition made in previously issued financial statements for fiscal 2001 is deemed to be preferable in the circumstances because (1) it eliminates from revenue any effect of shipping excessive levels of inventory to the distributors; (2) all revenue from distributor sales in fiscal 2001 and 2002 will be recognized on a common basis; and (3) there is assurance that any additional agreements with distributors that may have existed with respect to specific orders but are presently unknown will not have an impact on amounts reported as revenue after the restatement. The restatement for the year ended June 30, 2001, results in a reduction in revenue of approximately $6.2 million and an increase in the loss before cumulative effect of accounting change of $2.9 million or $0.07 per share. The cumulative effect of the accounting change recorded for the six months ended December 31, 2000 as of July 1, 2000 was a charge of $597,000 (net of income tax benefit of $176,000) or $0.02 per share.

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

         In the special investigation conducted in May 2002, we also discovered
(i) that the terms and circumstances of certain sales made in the first six months of fiscal 2002 to customers who were not distributors also preclude revenue from being recognized upon shipment, as originally reported and (ii) that certain amounts initially reported as other comprehensive income (loss) should be accounted for as elements of net loss. Accordingly, in the accompanying restated condensed consolidated financial statements, we have made corrections to defer the recognition of such sales as revenue until all revenue recognition criteria have been met and to reclassify to other expense the amounts improperly charged to other comprehensive income (loss). These corrections result in a reduction in revenue of approximately $1.2 million and an increase in the loss before cumulative effect of accounting change of $869,000 or $0.02 per share in the six months ended December 31, 2001.

         The effects of these error corrections on net revenues; loss before cumulative effect of accounting change, net of income tax benefit; cumulative effect of accounting change; net loss; and related per share amounts for the interim periods of fiscal 2001 and 2002 are shown in the tables below (in thousands, except per share amounts):

                                                                                Three Months Ended         Six Months Ended
                                                                                    December 31,             December 31,
                                                                                    ------------             ------------
                                                                                  2001        2000         2001         2000
                                                                                  ----        ----         ----         ----
As originally reported:
Net revenues ..............................................................    $ 16,439     $ 12,465     $ 32,708     $ 24,502
                                                                               ========     ========     ========     ========

Loss before cumulative effect of accounting change ........................    $ (1,171)    $    (51)    $ (3,326)    $    (74)
Cumulative effect of accounting change, net of income tax benefit
   of $1,049 ..............................................................          --           --       (2,557)          --
                                                                               --------     --------     --------     --------
Net loss ..................................................................    $ (1,171)    $    (51)    $ (5,883)    $    (74)
                                                                               ========     ========     ========     ========

Loss per share before cumulative effect of accounting change ..............    $  (0.02)    $  (0.00)    $  (0.07)    $  (0.00)
Cumulative effect of accounting change per share ..........................          --           --        (0.05)          --
                                                                               --------     --------     --------     --------
Basic and diluted net loss per share ......................................    $  (0.02)    $  (0.00)    $  (0.12)    $  (0.00)
                                                                               ========     ========     ========     ========
As restated:
Net revenues ..............................................................    $ 16,439     $ 12,465     $ 32,708     $ 24,502
Error corrections .........................................................        (713)        (429)      (1,151)        (822)
                                                                               --------     --------     --------     --------
Net revenues, as restated .................................................    $ 15,726     $ 12,036     $ 31,557     $ 23,680
                                                                               ========     ========     ========     ========

Loss before cumulative effect of accounting change ........................    $ (1,171)    $    (51)    $ (3,326)    $    (74)
Error corrections, net of tax .............................................        (746)        (286)        (869)        (492)
                                                                               --------     --------     --------     --------
Loss before cumulative effect of accounting change, as restated ...........      (1,917)        (337)      (4,195)        (566)
Cumulative effect of accounting change, net of income tax benefit
   of $176, as restated ...................................................          --          176           --         (597)
                                                                               --------     --------     --------     --------
Net loss, as restated .....................................................    $ (1,917)    $   (161)    $ (4,195)    $ (1,163)
                                                                               ========     ========     ========     ========
Loss per share before cumulative effect of accounting change and
   error corrections, as resta ............................................    $  (0.04)    $  (0.01)    $  (0.09)    $  (0.02)
Cumulative effect of accounting change per share, as restated .............          --           --           --        (0.02)
                                                                               --------     --------     --------     --------
Basic and diluted net loss per share, as restated .........................    $  (0.04)    $  (0.01)    $  (0.09)    $  (0.04)
                                                                               ========     ========     ========     ========

         Under the leadership of new management, we are actively working to strengthen our policies, procedures, personnel, controls and internal communications in response to the circumstances that led to the restatement.

Overview
         Lantronix designs network-enabling and system management solutions consisting of hardware and software that permit almost any electronic device to be accessed, managed, controlled over the Internet, intranets or other networks. Since our inception in 1989, we have developed an array of network-enabling products including external Device Servers, embedded Device Servers, Multiport Device Servers, Print Servers and other products. Beginning in fiscal year 1999, we began to experience an increase in sales of our Device Servers reflecting our focus on this higher margin product line. At the same time, we began to experience a decline in sales of Print Server and other products as we shifted resources to our Device Server business, which we believe represents a greater opportunity for long-term growth. We believe sales in our Device Server business will continue to represent an increasing percentage of our net revenues in the future. Our strategy for continuing to increase sales of our Device Server product line involves a two-fold approach. First, we have and intend to continue to substantially increase our research and development expenditures to enhance our Device Server product line and develop new products. Second, we intend to grow our Device Server business through strategic acquisitions, investments and partnerships, which we believe will support our product lines and allow us to secure additional intellectual property, increase our customer base and provide access to new markets.

          Our products are sold to original equipment manufacturers (OEMs), value added resellers (VARs), systems integrators and distributors, as well as directly to end-users. One of our distributors, Ingram Micro, accounted for 13.8% of our net revenues for the six months ended December 31, 2001, compared to 13.2% for the six months ended December 31, 2000. Another distributor, Tech Data, accounted for 7.4% of our net revenues for the six months ended December 31, 2001, compared to 10.9% for the six months ended December 31, 2000. transtec AG, an international OEM and related party due to common ownership by our Chairman and major stockholder, accounted for 3.5% of our net revenues for the six months ended December 31, 2001, compared to 8.5% for the six months ended December 31, 2000. There was no outstanding accounts receivable balance due from transtec AG at December 31, 2001.

          In July 2001, we completed a public offering of 8,534,000 shares of our common stock, including an underwriter's over-allotment option to purchase an additional 534,000 shares, at an offering price of $8.00 per share. We sold 6,000,000 shares and selling stockholders sold 2,000,000 shares of the primary offering. Additionally, we sold 400,500 shares and selling stockholders sold 133,500 shares of the over-allotment option. We received net proceeds of approximately $47.1 million in connection with this offering.

          On October 18, 2001, we completed the acquisition of Synergetic, a provider of high performance embedded network communication solutions that compliment our external device products. In connection with the acquisition, we paid cash consideration of $2.7 million and issued an aggregate of 2,234,715 shares of our common stock in exchange for all outstanding shares of Synergetic common stock and reserved 615,705 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Synergetic. Portions of the cash consideration and shares issued will be held in escrow pursuant to the terms of the acquisition agreement.

          On January 11, 2002, we completed the acquisition of Premise, a developer of client-side software applications that compliment our device networking products by providing superior management and control capabilities for devices that have been network and internet enabled. Prior to the acquisition, we held shares of Premise representing 19.9% ownership and, in addition, held convertible promissory notes of $1.2 million with interest accrued there-on at a rate of 9.0%. The convertible promissory notes were converted into equity securities of Premise at the closing of the transaction. We issued an aggregate of 1,063,371 shares of our common stock in exchange for all remaining outstanding shares of Premise common stock and reserved 875,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Premise. Pursuant to the acquisition agreement, 106,337 shares will be held in escrow to secure certain indemnification obligations, and 531,686 of such shares will be held in escrow pending achievement of certain performance obligations. The transaction was exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended. In connection with the acquisition, we expect to record a one-time charge for purchased in-process research and development expenses related to the acquisition in our fourth fiscal quarter ending June 30, 2002.

          In September and October 2001, we paid an aggregate of $3.0 million to Xanboo for convertible promissory notes, which converted in January 2002, in accordance with their terms, into Xanboo preferred stock. In addition, we purchased $4 million of Xanboo preferred stock in January 2002. As of January 2002, we hold an 18.7% ownership interest in Xanboo and, accordingly, we will account for our investment in Xanboo using the equity method of accounting based upon our ability through representation on Xanboo's board of directors to exercise significant influence over its operations.

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

          On February 6, 2002, we announced and began implementing a plan to restructure our operations in response to the current economic climate and to integrate and consolidate recent acquisitions. In connection with this plan, we expect to record in the third fiscal quarter ending March 31, 2002 a one-time restructuring charge of approximately $2.8 million.

Results of Operations

The following table sets forth certain statement of operations data expressed as a percentage of total net revenues:


                                                                                  Three Months Ended     Six Months Ended
                                                                                     December 31,          December 31,
                                                                                     ------------          ------------
                                                                                   2001        2000       2001      2000
                                                                                   ----        ----       ----      ----
                                                                                                  (restated)
Net revenues ..................................................................   100.0%      100.0%     100.0%    100.0%
Cost of revenues ..............................................................    47.9        46.2       47.8      45.6
                                                                                 ------      ------     ------    ------
Gross profit ..................................................................    52.1        53.8       52.2      54.4
                                                                                 ------      ------     ------    ------
Operating expenses:
   Selling, general and administrative ........................................    48.9        47.0       48.4      46.3
   Research and development ...................................................    12.4         8.5       12.8       8.8
   Stock based-compensation ...................................................     5.0         5.5        6.2       5.5
   Amortization of purchased intangible assets ................................     3.3         3.0        2.6       1.7
                                                                                 ------      ------     ------    ------
Total operating expenses ......................................................    69.7        64.0       70.0      62.3
                                                                                 ------      ------     ------    ------
Loss from operations ..........................................................   (17.6)      (10.2)     (17.8)     (8.0)
Interest income (expense), net ................................................     3.0         5.6        3.2       5.0
Other income (expense), net ...................................................    (1.1)        0.7       (2.5)     (0.0)
                                                                                 ------      ------     ------    ------
Loss before income taxes and cumulative effect of accounting change ...........   (15.7)       (4.0)     (17.1)     (3.0)
Benefit for income taxes ......................................................    (3.5)       (1.2)      (3.8)     (0.6)
                                                                                 ------      ------     ------    ------
Loss before cumulative effect of accounting change ............................   (12.2)       (2.8)     (13.3)     (2.4)
Cumulative effect of accounting change, net of income taxes of $176 ...........      (-)        1.5         --      (2.5)
                                                                                 ------      ------     ------    ------
Net loss ......................................................................   (12.2)%      (1.3)%    (13.3)%    (4.9)%
                                                                                 ======      ======     ======    ======

Net Revenues

          Net revenues increased $3.7 million, or 30.7%, to $15.7 million for the three months ended December 31, 2001 from $12.0 million for the three months ended December 31, 2000. Net revenues increased $7.9 million, or 33.3%, to $31.6 million for the six months ended December 31, 2001 from $23.7 million for the six months ended December 31, 2000. The increase was primarily attributable to an increase in net revenues of our Multiport Device Server and Device Server products, partially offset by a decline in our Print Server and other products. Multiport Device Server net revenues increased $2.8 million, or 101.4%, to $5.6 million, or 35.9% of net revenues, for the three months ended December 31, 2001 from $2.8 million, or 23.3% of net revenues, for the three months ended December 31, 2000. Multiport Device Server net revenues increased $7.9 million, or 138.5%, to $13.6 million, or 43.2% of net revenues, for the six months ended December 31, 2001 from $5.7 million, or 24.1% of net revenues, for the six months ended December 31, 2000. The increase in our Multiport Device Server net revenues is primarily attributable to the acquisition of Lightwave Communications, Inc. ("Lightwave"). Device Server net revenues increased $1.4 million, or 17.4%, to $9.7 million, or 61.7% of net revenues, for the three months ended December 31, 2001 from $8.3 million, or 68.6% of net revenues, for the three months ended December 31, 2000. Device Server net revenues increased $888,000, or 5.5%, to $16.9 million, or 53.6% of net revenues, for the six months ended December 31, 2001 from $16.0 million, or 67.7% of net revenues, for the six months ended December 31, 2000. Device Server net revenues for the three months ended December 31, 2001 and 2000 includes $548,000 and $238,000, respectively, of software revenue generated from United States Software Corporation ("USSC"). Device Server net revenues for the six months ended December 31, 2001 and 2000 includes $909,000 and $238,000, respectively, of software revenue generated from USSC. In addition, Device Server net revenue for the three and six months ended December 31, 2001 includes $259,000 of Destiny LX-1 chip revenue. No Destiny LX-1 chip revenue was recorded for the three and six months ended December 31, 2000. The increase in our Device Server net revenue is primarily due to an increase in our Embedded Device Servers offset by a decrease in our External Device Servers. This change between Embedded and External is consistent with our expectations as our customers shift to an Embedded solution. Print Server and other net revenues decreased $591,000, or 60.7%, to $383,000, or 2.4% of net revenues, for the three months ended December 31, 2001 from $973,000, or 8.1% of net revenues, for the three months ended December 31, 2000. Print Server and other net revenues decreased $923,000, or 47.6%, to $1.0 million, or 3.2% of net revenues, for the six months ended December 31, 2001 from $1.9 million, or 8.2% of net revenues, for the six months ended December 31, 2000. The decreases in our Print Server and other products net revenues are due to a more rapid transition to our Multiport Device Server and Device Server products.

          Net revenues generated from sales in the Americas increased $4.9 million, or 62.8%, to $12.8 million, or 81.4% of net revenues, for the three months ended December 31, 2001 from $7.9 million, or 65.3% of net revenues, for the three months ended December 31, 2000. Net revenues generated from sales in the Americas increased $10.3 million, or 63.0%, to $26.6 million, or 84.4% of net revenues, for the six months ended December 31, 2001 from $16.3 million, or 69.0% of net revenues, for the six months ended December 31, 2000. Our net revenues derived from customers located in Europe decreased $1.0 million, or 28.5%, to $2.5 million, or 16.0% of net revenues, for the three months ended December 31, 2001 from $3.5 million, or 29.2% of net revenues, for the three months ended December 31, 2000. Our net revenues derived from customers located in Europe decreased

$2.0 million, or 33.3%, to $4.1 million, or 12.9% of net revenues, for the six months ended December 31, 2001 from $6.1 million, or 25.8% of net revenues, for the six months ended December 31, 2000. Our net revenues derived from customers located in Europe as a percentage of total net revenues decreased due to the acquisition of Lightwave which primarily sells in the Americas. Our net revenues derived from customers located in other geographic areas decreased slightly to $415,000, or 2.6% of net revenues, for the three months ended December 31, 2001 from $659,000, or 5.5% of net revenues, for the three months ended December 31, 2000. Our net revenues derived from customers located in other geographic areas decreased to $841,000, or 2.7% of net revenues, for the six months ended December 31, 2001 from $1.2 million, or 5.2% of net revenues, for the six months ended December 31, 2000.

Gross Profit

          Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers and associated overhead costs. Additionally, cost of revenues for the three and six months ended December 31, 2001 consisted of $560,000 and $898,000, respectively, of non-cash amortization of purchased intangible assets. No similar charges were recorded for the three and six months ended December 31, 2000. We pay Gordian, Inc., an outside research and development firm, a royalty based on the sale of certain of our products. As a result, a royalty charge is included in cost of revenues and is calculated based on the related products sold. Gross profit increased by $1.7 million, or 26.5%, to $8.2 million, or 52.1% of net revenues, for the three months ended December 31, 2001 from $6.5 million, or 53.8% of net revenues, for the three months ended December 31, 2000. Gross profit increased by $3.6 million, or 28.0%, to $16.5 million, or 52.2% of net revenues, for the six months ended December 31, 2001 from $12.9 million, or 54.4% of net revenues, for the six months ended December 31, 2000. For the three months ended December 31, 2001 and 2000, Gordian royalties were $431,000 and $488,000, respectively. For the six months ended December 31, 2001 and 2000, Gordian royalties were $847,000 and $1.0 million, respectively. The increase in gross profit was mainly attributable to the significant increase in the Multiport Device Server product. The decrease in gross profit as a percentage of net revenues for the six months ended December 31, 2001 is primarily attributable to non-cash amortization of acquisition-related charges, volume-pricing agreements and competitive pricing strategies.

Selling, General and Administrative

          Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, and professional fees. Selling, general and administrative expenses increased $2.0 million, or 36.0%, to $7.7 million, or 48.9% of net revenues, for the three months ended December 31, 2001 from $5.7 million, or 47.0% of net revenues, for the three months ended December 31, 2000. Selling, general and administrative expenses increased $4.3 million, or 39.2%, to $15.3 million, or 48.4% of net revenues, for the six months ended December 31, 2001 from $11.0 million, or 46.3% of net revenues, for the six months ended December 31, 2000. This increase is due primarily to increased depreciation of fixed assets, increased personnel-related costs and facilities costs from the acquisitions of USSC, Lightwave and Synergetic as well as hiring of sales personnel, and increased legal and other professional fees. We expect selling, general and administrative expenses in absolute dollars will decrease in the foreseeable future as a result of our planned restructuring announced February 6, 2002 and decrease as a percentage of net revenues. Selling, general and administrative expenses will include the signing bonuses for the Chief Executive and Chief Financial Officer totaling $351,000 in the third fiscal quarter of 2002.

Research and Development

          Research and development expenses consist primarily of salaries and the related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses increased $935,000, or 91.6%, to $2.0 million, or 12.4% of net revenues, for the three months ended December 31, 2001 from $1.0 million, or 8.5% of net revenues, for the three months ended December 31, 2000. Research and development expenses increased $2.0 million, or 95.3%, to $4.0 million, or 12.8% of net revenues, for the six months ended December 31, 2001 from $2.1 million, or 8.8% of net revenues, for the six months ended December 31, 2000. This increase resulted primarily from increased personnel-related costs due to the acquisition of USSC, Lightwave and Synergetic, as well as hiring of senior management and expenses related to new product development.

Stock-based Compensation

          Stock-based compensation generally represents the amortization of deferred compensation. We recorded approximately $885,000 of deferred compensation for the six months ended December 31, 2001. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years. Stock-based compensation increased

$120,000, or 18.2%, to $780,000, or 5.0% of net revenues, for the three months ended December 31, 2001 from $660,000, or 5.5% of net revenues, for the three months ended December 31, 2000. Stock-based compensation increased $641,000, or 48.9%, to $2.0 million, or 6.2% of net revenues, for the six months ended December 31, 2001 from $1.3 million, or 5.5% of net revenues, for the six months ended December 31, 2000. The increase in stock-based compensation primarily reflects stock options assumed in three purchase transactions that were accounted for in accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25". We expect to incur additional stock-based compensation in future periods as a result of the continued amortization of deferred compensation related to these and other stock option grants. Included in cost revenues is stock-based compensation of $49,000 and $14,000 for the three months ended December 31, 2001 and 2000, respectively, and $75,000 and $25,000 for the six months ended December 31, 2001 and 2000, respectively.

Amortization of Purchased Intangible Assets

          In connection with the two purchase transactions completed during fiscal 2001 and the one purchase transaction completed during the second fiscal quarter of 2002, we recorded approximately $14.2 million and $11.1 million of identified purchased intangible assets, respectively. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Generally, we obtain independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. We are in the process of obtaining an independent appraisal of the fair value of the tangible and intangible assets acquired related to the acquisition of Synergetic in order to allocate the purchase price in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"). We do not expect that the final allocation of purchase price will produce materially different results from those reflected herein. Purchased intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally three to five years. The amortization of purchased intangible assets increased $161,000, or 44.4%, to $524,000, or 3.3% of net revenues, for the three months ended December 31, 2001 from $363,000, or 3.0% of net revenues, for the three months ended December 31, 2000. The amortization of purchased intangible assets increased $403,000, or 99.3%, to $809,000, or 2.6% of net revenues, for the six months ended December 31, 2001 from $406,000, or 1.7% of net revenues, for the six months ended December 31, 2000. In addition, approximately $560,000 and $898,000 of amortization of purchased intangible assets have been classified as cost of revenue for the three and six months ended December 31, 2001, respectively. No comparable amortization of purchased intangible assets was classified as cost of revenue for the three and six months ended December 31, 2000.

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

Other Income (Expense), Net

          Other income (expense), net was $(176,000) and $79,000 for the three months ended December 31, 2001 and 2000, respectively. Other income (expense), net was $(804,000) and $5,000 for the six months ended December 31, 2001 and 2000, respectively. The increase in other expense for the six months ended December 31, 2001 is primarily attributable to the $500,000 revaluation of a strategic investment, less gains on foreign currency translation.

Provision for Income Taxes - Effective Tax Rate

          We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Our effective tax rate was 22% for the six months ended December 31, 2001, and 21% for the six months ended December 31, 2000. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax benefit for the six months ended December 31, 2001, was lower than the federal statutory rate primarily due to foreign losses and amortization of stock-based compensation for which no current year tax benefit was provided. Our effective tax rate associated with the income tax benefit for the six months ended December 31, 2001, was lower than the statutory rate primarily due to the nondeductible goodwill amortization, amortization of stock-based compensation for which no benefit was provided, and the effects of an unfavorable foreign tax rate variance.

Impact of Adoption of New Accounting Standards

          In June 2001, the FASB issued SFAS No. 141 "Business Combinations" ("SFAS No. 141"), effective for acquisitions consummated after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

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

Liquidity and Capital Resources

          Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consisting of money-market funds and commercial paper totaled $38.6 million at December 31, 2001. Short-term investments consist of investments maturing in twelve months or less and totaled $9.9 million at December 31, 2001. Long-term investments totaled $7.0 million at December 31, 2001 and consist of investments in debt securities of two privately held companies, Premise Systems and Xanboo, and other investments maturing in more than twelve months. Subsequent to December 31, 2001, we completed the acquisition of Premise Systems. Our convertible promissory notes of Xanboo were converted into Xanboo Preferred Stock as a result of Xanboo completing a $13.0 million equity round. In addition, we purchased $4.0 million of preferred stock of Xanboo in January 2002. We currently hold an 18.73% ownership interest in Xanboo.

          Our operating activities used cash of $4.2 million for the six months ended December 31, 2001 compared to $4.4 million for the six months ended December 31, 2000. We incurred a net loss of $4.2 million, which includes amortization and depreciation of $2.9 million, amortization of stock-based compensation of $2.0 million, and the revaluation of a strategic investment of $500,000, all of which are non-cash. This was reduced by increased inventories of $2.3 million, increased prepaid expenses and other current assets of $2.2 million, an increase in other assets of $1.0 million, and decreased accounts payable of $2.8 million, offset by a decrease in accounts receivable of $2.5 million. The increase in inventory was primarily due to a one-time purchase of embedded chips in preparation for our entry into the semiconductor industry, as well as slower than expected sales of our Multiport Device Server product line. The increase in prepaid expenses and other current assets was primarily due to increased receivables from our contract manufacturers and convertible notes from Premise. The increase in other assets was primarily due to the purchase of intellectual property for the development of embedded chips. The decrease in accounts payable was primarily due to a reduction of Synergetic liabilities subsequent to the acquisition. The decrease in accounts receivable was primarily due to improved cash collections from customers.

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

       We also used $2.6 million to purchase property and equipment, primarily computer hardware and software pertaining to Oracle software enhancements to support of our international operations and a software package to support our sales force.

       Cash provided by financing activities was $48.0 million for the six months ended December 31, 2001, primarily related to the net proceeds from our secondary public offering completed in July 2001. Cash provided by financing activities was $53.9 million for the six months ended December 31, 2000, primarily related to the net proceeds from our initial public offering in August 2000.

       In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at the prime rate or the LIBOR rate plus 2.0%. We are required to pay a $100,000 facility fee of which $50,000 was paid and $50,000 is to be paid in January 2003. We are also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. The line of credit contains customary affirmative and negative covenants. To date we have not borrowed against this line of credit.

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

       In addition, from time to time we intend to invest in businesses that we believe present attractive investment opportunities, or provide other synergetic benefits. In September and October 2001, we paid an aggregate of $3.0 million to Xanboo for convertible promissory notes, which have converted, in accordance with their terms, into Xanboo preferred stock. In addition, we purchased an additional $4.0 million of preferred stock of Xanboo. We currently hold an 18.73% ownership interest in Xanboo. These investments are speculative in nature, and there is a significant chance we will lose part or all of our investments.

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

       We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the six months ended December 31, 2001, research and development expenses comprised 12.8% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development.

       IF A MAJOR CUSTOMER CANCELS, REDUCES, OR DELAYS PURCHASES, OUR NET REVENUES MIGHT DECLINE AND OUR BUSINESS COULD BE ADVERSELY AFFECTED.

       Our top five customers accounted for 31.8% and our top ten customers accounted for 38.9% of our net revenues for the six months ended December 31, 2001. Ingram Micro and Tech Data, domestic distributors, accounted for 13.8% and 7.4% of our net revenues for the six months ended December 31, 2001, respectively. The number and timing of sales to our customers have been difficult for us to predict. For the six months ended December 31, 2001, large individual sales have occurred in the last weeks or even days of a quarter, which has resulted in a substantial portion of the net revenues for that quarter being realized in the last month of the quarter. The loss or deferral of one or more significant sales in a quarter could harm our operating results. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace and the growth of our business could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our Device Server Technology. Our sales are usually completed on a purchase order basis and we have no long-term purchase commitments from our customers.

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

     Net revenues from international sales represented 15.6% and 31.0% of net revenues for the six months ended December 31, 2001 and 2000, respectively. Net revenues from Europe represented 12.9% and 25.8% of our net revenues for the six months ended December 30, 2001 and 2000, respectively.

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

     .    iffering labor regulations;

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

     Interest Rate Risk. Our exposure to interest rate risk is limited to the exposure related to our cash, cash equivalents, short-term investments, and our credit facilities, which are tied to market interest rates. As of December 31, 2001, we had cash, cash equivalents and short-term investments of $48.5 million, which consisted of both domestic and foreign cash, cash equivalents and short-term investments. We believe our cash equivalents and short term investments would decline in value by only insignificant amounts if interest rates increase, and therefore, such change in value would not have a material effect on our financial condition or results of operations.

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

       On January 11, 2002, we completed the acquisition of Premise, a developer of client-side software applications. Prior to the acquisition we held shares of Premise representing 19.99% ownership and in addition held notes receivable of $1.2 million. We agreed to issue an aggregate of 1,063,371 shares of our common stock in exchange for all remaining outstanding shares of Premise common stock and reserved 875,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Premise. Pursuant to the acquisition agreement, 106,337 of such shares will be held in escrow to secure certain indemnification obligations, and 531,686 of such shares will be held in escrow pending achievement of certain performance obligations. We intend to issue these shares on or around February 18, 2002. The transaction was exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended. In connection with the acquisition, we expect to record a one-time charge for purchased in-process research and development expenses related to the acquisition in our third fiscal quarter ending March 31, 2002.

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

(b) Reports on Form 8-K

Date                            Item Reported On
September 20, 2001              Lantronix announced it had entered into an
                                agreement to acquire Synergetic Micro Systems, Inc.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Act of 1934, as amended, Lantronix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 24 day of June, 2002.

                                       LANTRONIX, INC.

                                       By:        /s/ James Kerrigan
                                           -----------------------------------
                                                     James Kerrigan
                                             Interim Chief Financial Officer