Form 10-Q
period 2002-03-31
LANTRONIX INC
filed 2002-06-25
CIK 1114925

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ___________

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ___________.

                         Commission file number: 1-16027
                                   ___________

                                 LANTRONIX, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                33-0362767
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)                Identification No.)

                 15353 Barranca Parkway Irvine, California 92618
              (Address of principal executive offices and zip code)
                                   ___________

                                 (949) 453-3990
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of May 31, 2002, 54,218,020 shares of the Registrant's common stock were outstanding.

================================================================================

                                 LANTRONIX, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                                                                            Page
                                                                                                                            ----
PART I.     FINANCIAL INFORMATION ........................................................................................    3

Item 1.     Financial Statements .........................................................................................    3

            Condensed Consolidated Balance Sheets at March 31, 2002 (unaudited) and June 30, 2001 (restated) .............    3

            Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
               March 31, 2002 and 2001 (restated) ........................................................................    4

            Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
               March 31, 2002 and 2001 (restated) ........................................................................    5

            Notes to Unaudited Condensed Consolidated Financial Statements ...............................................    6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations ........................   16

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ...................................................   33

PART II.    OTHER INFORMATION ............................................................................................   34

Item 1.     Legal Proceedings ............................................................................................   34

Item 2.     Changes in Securities and Use of Proceeds ....................................................................   34

Item 3.     Defaults Upon Senior Securities ..............................................................................   35

Item 4.     Submission of Matters to a Vote of Security Holders ..........................................................   35

Item 5.     Other Information ............................................................................................   35

Item 6.     Exhibits and Reports on Form 8-K .............................................................................   35

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 LANTRONIX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                                         March 31,       June 30,
                                                                                                           2002            2001
                                                                                                           ----            ----
                                                                                                                        (Restated
                                                                                                       (Unaudited)       -Note 2)
                                              ASSETS
                                              ------

Current assets:
     Cash and cash equivalents ......................................................................      $ 30,937       $ 15,367
     Short-term investments .........................................................................         9,925          1,973
     Accounts receivable, net .......................................................................         7,863          9,134
     Inventories ....................................................................................        14,118         13,560
     Deferred income taxes ..........................................................................         4,846          3,621
     Prepaid income taxes ...........................................................................         2,416            973
     Prepaid expenses and other current assets ......................................................         5,245          3,805
                                                                                                           --------       --------
         Total current assets .......................................................................        75,350         48,433

Property and equipment, net .........................................................................         6,020          5,492
Long-term investments ...............................................................................         9,305          2,424
Goodwill, net .......................................................................................        67,089         42,273
Purchased intangible assets, net ....................................................................        20,105         13,328
Officer loans. ......................................................................................         3,999          4,131
Other assets ........................................................................................         1,187            780
                                                                                                           --------       --------
         Total assets ...............................................................................      $183,055       $116,861
                                                                                                           ========       ========


                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

Current liabilities:
     Accounts payable ...............................................................................      $  4,681       $  5,698
     Accrued payroll and related expenses ...........................................................         1,949          1,243
     Due to related party ...........................................................................           205            787
     Other current liabilities ......................................................................         3,746          3,742
                                                                                                           --------       --------
         Total current liabilities ..................................................................        10,581         11,470

Deferred income taxes ...............................................................................         9,855          5,895

Stockholders' equity:
     Common stock                                                                                                 5              4
     Additional paid-in capital. ....................................................................       182,267        109,871
     Employee notes receivable ......................................................................          (277)          (790)
     Deferred compensation ..........................................................................        (7,032)       (10,020)
     Retained earnings (accumulated deficit) ........................................................       (12,343)           582
     Accumulated other comprehensive loss ...........................................................            (1)          (151)
                                                                                                           --------       --------
         Total stockholders' equity .................................................................       162,619         99,496
                                                                                                           --------       --------
         Total liabilities and stockholders' equity .................................................      $183,055       $116,861
                                                                                                           ========       ========

                             See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                         Three Months Ended      Nine Months Ended
                                                                                             March 31,               March 31,
                                                                                             ---------               ---------
                                                                                         2002         2001       2002        2001
                                                                                         ----         ----       ----        ----
                                                                                                   (Restated              (Restated
                                                                                                    -Note 2)               -Note 2)
Net revenues (A) ...................................................................   $ 14,580     $ 12,530   $ 46,137    $ 36,210
Cost of revenues (B) ...............................................................     10,374        5,848     25,451      16,650
                                                                                       --------     --------   --------    --------

Gross profit .......................................................................      4,206        6,682     20,686      19,560
                                                                                       --------     --------   --------    --------
Operating expenses:
     Selling, general and administrative (C) .......................................      9,206        5,905     24,478      16,877
     Research and development (C) ..................................................      2,225        1,171      6,273       3,244
     Stock-based compensation (B) (C) ..............................................        707          837      2,660       2,149
     Amortization of purchased intangible assets ...................................        579          307      1,388         713
     Restructuring charges .........................................................      2,810           --      2,810          --
                                                                                       --------     --------   --------    --------
Total operating expenses ...........................................................     15,527        8,220     37,609      22,983
                                                                                       --------     --------   --------    --------
Loss from operations ...............................................................    (11,321)      (1,538)   (16,923)     (3,423)
Interest income (expense), net .....................................................        289          538      1,304       1,706
Other income (expense), net ........................................................       (185)         (71)      (989)        (66)
                                                                                       --------     --------   --------    --------
Loss before income taxes and cumulative effect of accounting change ................    (11,217)      (1,071)   (16,608)     (1,783)
Benefit for income taxes ...........................................................     (2,487)        (220)    (3,683)       (366)
                                                                                       --------     --------   --------    --------
Loss before cumulative effect of accounting change .................................     (8,730)        (851)   (12,925)     (1,417)
Cumulative effect of accounting change, net of income taxes of $176 (Note 2) .......         --           --         --        (597)
                                                                                       --------     --------   --------    --------
Net loss ...........................................................................   $ (8,730)    $   (851)  $(12,925)   $ (2,014)
                                                                                       ========     ========   ========    ========

Basic and diluted loss per share before cumulative effect of
   accounting change ...............................................................   $  (0.16)    $  (0.02)  $  (0.25)   $  (0.04)
Cumulative effect of accounting change per share ...................................         --           --         --       (0.02)
                                                                                       --------     --------   --------    --------
Basic and diluted net loss per share ...............................................   $  (0.16)    $  (0.02)  $  (0.25)   $  (0.06)
                                                                                       ========     ========   ========    ========

Weighted average shares (basic and diluted) ........................................     53,305       37,974     50,700      36,015
                                                                                       ========     ========   ========    ========

(A) Includes net revenues from related parties .....................................   $    587     $  1,322   $  1,683    $  3,411
                                                                                       ========     ========   ========    ========

(B) Cost of revenues includes the following:
        Amortization of purchased intangible assets ................................   $    612     $     --   $  1,510    $     --
        Stock-based compensation ...................................................         21           11         97          36
                                                                                       --------     --------   --------    --------
                                                                                       $    633     $     11   $  1,607    $     36
                                                                                       ========     ========   ========    ========

(C) Stock-based compensation is excluded from the following:
        Selling, general and administrative expenses ...............................   $    579     $    748   $  2,088    $  1,897
        Research and development expenses ..........................................        128           89        572         252
                                                                                       --------     --------   --------    --------
                                                                                       $    707     $    837   $  2,660    $  2,149
                                                                                       ========     ========   ========    ========

                             See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Nine Months Ended
                                                                                                  March 31,
                                                                                                  ---------
                                                                                              2002         2001
                                                                                              ----         ----
                                                                                                        (Restated
                                                                                                         -Note 2)
Cash flows from operating activities:
Net loss ................................................................................    $(12,925)   $ (2,014)
Adjustments to reconcile net loss to net cash used in operating activities:
   Cumulative effect of accounting change ...............................................          --         597
   Depreciation .........................................................................       1,884         648
   Amortization of purchased intangible assets ..........................................       2,898         713
   Stock-based compensation .............................................................       2,757       2,185
   Provision for doubtful accounts ......................................................         970         184
   Deferred income taxes ................................................................      (1,707)       (367)
   Revaluation of strategic investment ..................................................         500          --
   Loss on disposal of asset ............................................................          --          25
   Write-off of intellectual property ...................................................         665          --
   Equity losses from unconsolidated businesses .........................................         713          --
   Restructuring charges ................................................................       2,810          --
   Changes in operating assets and liabilities, net of effect from acquisitions:
     Accounts receivable ................................................................       1,730      (1,363)
     Inventories ........................................................................        (392)     (2,697)
     Prepaid expenses and other current assets ..........................................      (3,027)       (478)
     Other assets .......................................................................        (998)     (2,205)
     Accounts payable ...................................................................      (4,054)       (986)
     Other current liabilities ..........................................................        (644)        570
                                                                                             --------    --------
Net cash used in operating activities ...................................................      (8,820)     (5,188)
                                                                                             --------    --------
Cash flows from investing activities:
   Purchase of property and equipment, net ..............................................      (2,936)     (3,200)
   Purchase of minority investments, net ................................................      (7,243)         --
   Acquisition of businesses, net of cash acquired ......................................      (4,801)     (2,879)
   Purchase of held-to-maturity investments .............................................     (12,237)    (22,681)
   Proceeds from sale of held-to-maturity investments ...................................       1,975          --
                                                                                             --------    --------
Net cash used in investing activities ...................................................     (25,242)    (28,760)
                                                                                             --------    --------
Cash flows from financing activities:
   Net proceeds from underwritten offerings of common stock .............................      47,085      53,707
   Net proceeds from other issuances of common stock ....................................       2,520         377
                                                                                             --------    --------
Net cash provided by financing activities ...............................................      49,605      54,084
Effect of exchange rates on cash ........................................................          27          (7)
                                                                                             --------    --------
Increase in cash and cash equivalents ...................................................      15,570      20,129
Cash and cash equivalents at beginning of period ........................................      15,367       1,988
                                                                                             --------    --------
Cash and cash equivalents at end of period ..............................................    $ 30,937    $ 22,117
                                                                                             ========    ========

                             See accompanying notes.

                                 LANTRONIX, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1.   Basis of Presentation

          The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the "Company") at March 31, 2002, the consolidated results of its operations for the three and nine months ended March 31, 2002 and 2001, and its cash flows for the nine months ended March 31, 2002 and 2001. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

          In May 2002, the Company undertook a special investigation of its accounting and determined that certain sales to distributors and others made in fiscal 2001 and 2002 did not qualify for recognition as revenue upon shipment. As a result, the Company has restated its condensed consolidated financial statements contained herein for the nine months ended March 31, 2001, as well as all other interim and annual financial statements for periods within fiscal 2001 and the first six months of fiscal 2002 (July 1, 2000 through December 31, 2001) as further described in Note 2. The Company has filed a Form 10-K/A for the fiscal year ended June 30, 2001, and Form 10-Q/A for the fiscal quarters ended September 30, 2001 and December 31, 2001 to reflect the restatement.

          Also, effective July 1, 2001, the Company elected to early adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As a result, the Company will no longer amortize goodwill and certain intangible assets deemed to have indefinite lives (Note 3).

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

          In the special investigation conducted in May 2002, the Company also discovered (i) that the terms and circumstances of certain sales made in the first six months of fiscal 2002 to customers who were not distributors also preclude revenue from being recognized upon shipment, as originally reported and
(ii) that certain amounts initially reported as other comprehensive income
(loss) should be accounted for as elements of net loss. Accordingly, in the restated condensed consolidated financial statements for the three months ended September 30, 2001 and December 31, 2001, the Company has made corrections to defer the recognition of such sales as revenue until all revenue recognition criteria have been met and to reclassify to other expense the amounts improperly charged to other comprehensive income (loss). These corrections result in a reduction in revenue of approximately $1.2 million and an increase in the loss before cumulative effect of accounting change of $869,000 or $0.02 per share for the six months ended December 31, 2001.

          The effects of these error corrections on net revenues; loss before cumulative effect of accounting change, net of income tax benefit; cumulative effect of accounting change; net loss; and related per share amounts for the interim periods of fiscal 2001 are shown in the tables below (in thousands, except per share amounts):

                                                                              Three Months     Nine Months
                                                                                  Ended          Ended
                                                                                March 31,       March 31,
                                                                                  2001            2001
                                                                                  ----            ----
As originally reported:
Net revenues ................................................................   $ 14,125        $ 38,627
                                                                                ========        ========

Loss before cumulative effect of accounting change ..........................   $    (99)       $   (173)
Cumulative effect of accounting change ......................................         --              --
                                                                                --------        --------
Net loss ....................................................................   $    (99)       $   (173)
                                                                                ========        ========

Loss per share before cumulative effect of accounting change ................   $  (0.00)       $  (0.00)
Cumulative effect of accounting change per share ............................         --              --
                                                                                --------        --------
Basic and diluted net loss per share ........................................   $  (0.00)       $  (0.00)
                                                                                ========        ========

As restated:
Net revenues ................................................................   $ 14,125        $ 38,627
Corrections .................................................................     (1,595)         (2,417)
                                                                                --------        --------
Net revenues, as restated ...................................................   $ 12,530        $ 36,210
                                                                                ========        ========

Loss before cumulative effect of accounting change ..........................   $    (99)       $   (173)
Corrections, net of tax .....................................................       (752)         (1,244)
                                                                                --------        --------
Loss before cumulative effect of accounting change, as restated .............       (851)         (1,417)
Cumulative effect of accounting change, net of income tax benefit of $176, as
   restated .................................................................         --            (597)
                                                                                --------        --------
Net loss, as restated .......................................................   $   (851)       $ (2,014)
                                                                                ========        ========

Loss per share before cumulative effect of accounting change, as restated ...   $  (0.02)       $  (0.04)
Cumulative effect of accounting change per share, as restated ...............         --            0.02)
                                                                                --------        --------
Basic and diluted net loss per share, as restated ...........................   $  (0.02)       $  (0.06)
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

         The Company has elected to early adopt the rules set forth in SFAS No. 142 on accounting for goodwill and other intangibles effective as of July 1, 2001. For the nine months ended March 31, 2002, early adoption resulted in non-amortization of goodwill of $5.6 million or $0.11 per share based on the weighted average shares outstanding for the nine months ended March 31, 2002.

         The following table presents the impact of SFAS No. 142 on net loss and net loss per share had SFAS No. 142 been in effect for the three and nine months ended March 31, 2001 (in thousands, except per share data):

                                                                                        Three Months     Nine Months
                                                                                           Ended            Ended
                                                                                          March 31,       March 31,
                                                                                            2001            2001
                                                                                            ----            ----
Net loss as reported ...............................................................    $       (851)    $    (2,014)
Adjustments:
       Amortization of goodwill ....................................................             228             228
                                                                                        ------------     -----------
       Net adjustments .............................................................             228             228
                                                                                        ------------     -----------
Net loss as adjusted ...............................................................    $       (623)    $    (1,786)
                                                                                        ============     ===========
Basic and diluted net loss per share - as reported .................................    $      (0.02)    $     (0.05)
                                                                                        ============     ===========
Basic and diluted net loss per share - as adjusted .................................    $      (0.02)    $     (0.05)
                                                                                        ============     ===========

         The transition provisions of SFAS No. 142 require that the Company complete its assessment of whether impairment may exist as of the date of adoption by December 31, 2001 and complete its determination of the amount of any impairment as of the date of adoption by June 30, 2002. Any impairment that is required to be recognized when adopting SFAS No. 142 will be reflected as the cumulative effect of a change in accounting principle as of July 1, 2001. The Company has completed its initial assessment and concluded that goodwill arising from the acquisition of United States Software Corporation ("USSC"), having a carrying amount of approximately $5.4 million as of July 1, 2001, may be impaired. The Company expects to complete its determination of the amount of the impairment charge, if any, to be reflected as a cumulative effect of a change in accounting principle during the fourth fiscal quarter ending June 30, 2002.

         The Company intends to perform the first of the required annual impairment tests of goodwill under the guidelines of SFAS No. 142 effective as of April 1, 2002. The Company has not yet determined the effect, if any, that this test will have on its consolidated statement of operations or financial position; however, indicators of impairment are present given the decline in the market capitalization of the Company in the fourth quarter of fiscal 2002. An impairment charge, if any, identified as a result of completing the Company's annual impairment test will be reflected as an operating expense in the fourth quarter of fiscal 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has not yet determined the effect, if any, on the carrying value of its long-lived assets resulting from the adoption of SFAS No. 144.

4.   Business Combinations

         On October 18, 2001, the Company completed the acquisition of Synergetic Micro Systems, Inc. ("Synergetic"). On January 11, 2002, the Company completed the acquisition of Premise Systems, Inc. ("Premise"). These acquisitions have been accounted for under the purchase method of accounting. The condensed consolidated financial statements include the results of operations of the acquisitions of Synergetic and Premise after their dates of acquisition. The acquisition of Synergetics provides the Company with high-performance embedded network communications to complement its external device products. The acquisition of Premise and its advanced SYS(TM) software suite complements the Company's Device Networking products by providing management and control capabilities for devices that have been network and internet-enabled.

         A summary of the transactions are outlined below:

                                                                               Shares         Total Shares
                               Date                             Shares       Reserved For       Issued or         Cash
Company Acquired             Acquired         Business          Issued      Options Assumed      Reserved     Consideration
----------------             --------         --------          ------      ---------------      --------     -------------
Synergetic. ..............  Oct. 2001       Embedded network   2,234,715        615,705         2,850,420      $2.7 million
                                            communications
                                            solutions
                                            provider
Premise ..................  Jan. 2002       Developer of       1,063,371        875,000         1,938,371           --
                                            client-side
                                            software
                                            applications

         The share issuances were exempt from registration pursuant to section 3(a)(10) or 4(2) of the Securities Act of 1933, as amended. Portions of the cash consideration and shares issued will be held in escrow pursuant to the terms of the acquisition agreements.

         The Premise agreement required the Company to issue 1,150,000 shares of common stock in exchange for all remaining shares of Premise. Prior to the acquisition, the Company held shares of Premise representing 19.9% ownership and, in addition, held convertible promissory notes of $1.2 million with interest accrued thereon at the rate of 9.0%. The convertible promissory notes were converted into equity securities of Premise at the closing of the transaction. The Company issued an aggregate of 1,063,371 shares of its common stock in exchange for all remaining outstanding shares of Premise common stock and reserved 875,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Premise. Pursuant to the acquisition agreement, 106,337 shares will be held in escrow to secure certain indemnification obligations, and 531,686 of such shares will be held in escrow pending achievement of certain performance obligations.

     Allocation of Purchase Consideration

         The Company is in the process of obtaining independent appraisals of the fair value of the tangible and intangible assets acquired related to the acquisitions of Synergetic and Premise in order to allocate the purchase price in accordance with SFAS No. 141. The Company does not expect that the final allocation of purchase price will produce materially different results from those reflected herein, as it relates to the Synergetic acquisition. The preliminary purchase price of the Synergetic acquisition was allocated as follows based upon management's best estimate of the tangible and intangible assets (in thousands):

                               Net
                             Tangible                                              Deferred
                              Assets                 Purchased      Deferred         Tax           Total
Company Acquired             Acquired    Goodwill   Intangibles   Compensation   Liabilities   Consideration
----------------             --------    --------   -----------   ------------   -----------   -------------
Synergetic ................    $178      $13,608      $11,100         $203        $(5,213)        $19,876

         The consideration for the purchase transaction was calculated as follows: a) common shares issued were valued based upon the Company's stock price for a short period just before and after the companies reached agreement and the proposed transactions were announced and b) employee stock options were valued in accordance with FASB Interpretations No. 44, "Accounting for Certain Transactions involving Stock Compensation." Net tangible assets acquired in connection with the purchase transactions include the acquisition costs incurred by the Company. Additionally, the net tangible assets of Synergetic reflect an outstanding note payable and credit facility aggregating $626,000, which was paid in full by the Company in connection with the terms of the merger agreement.

         The acquisition of Premise resulted in total consideration of $9.8 million, which has been preliminarily allocated principally to goodwill, pending an initial valuation of the Premise tangible and intangible assets acquired.

     Pro Forma Data

         The pro forma statements of operations data of the Company set forth below gives effect to the acquisitions of Synergetic and Premise as if they had occurred at the beginning of fiscal 2001. The following unaudited pro forma statements of operations data includes the amortization of purchased intangible assets and stock-based compensation. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or the results that would have actually occurred had the acquisitions taken place at the beginning of fiscal 2001 (in thousands, except per share data):

                                                                                         Three Months Ended      Nine Months Ended
                                                                                              March 31,              March 31,
                                                                                              ---------              ---------
                                                                                          2002       2001         2002       2001
                                                                                          ----       ----         ----       ----
Net revenues .......................................................................    $ 14,579   $ 13,405     $ 47,270   $ 38,317
                                                                                        ========   ========     ========   ========

Loss before cumulative effect of accounting change .................................    $ (8,801)  $ (2,458)    $(15,634)  $ (5,320)
Cumulative effect of accounting change, net of income tax benefit of $176 ..........          --         --           --       (597)
                                                                                        --------   --------     --------   --------
Net loss ...........................................................................    $ (8,801)  $ (2,458)    $(15,634)  $ (5,917)
                                                                                        ========   ========     ========   ========

Loss per share before cumulative effect of accounting change .......................    $  (0.16)  $  (0.06)    $  (0.30)  $  (0.13)
Cumulative effect of accounting change per share ...................................          --         --           --      (0.02)
                                                                                        --------   --------     --------   --------
Basic and diluted net loss per share ...............................................    $  (0.16)  $  (0.06)    $  (0.30)  $  (0.15)
                                                                                        ========   ========     ========   ========

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

                                                                                         Three Months Ended      Nine Months Ended
                                                                                              March 31,              March 31,
                                                                                              ---------              ---------
                                                                                          2002       2001         2002       2001
                                                                                          ----       ----         ----       ----
                                                                                                  (Restated)              (Restated)
Numerator:
Loss before cumulative effect of accounting change ...................................  $ (8,730)   $  (851)    $(12,925)  $ (1,417)
Cumulative effect of accounting change ...............................................        --         --           --       (597)
                                                                                        --------    -------     --------   --------
Net loss .............................................................................  $ (8,730)   $  (851)    $(12,925)  $ (2,014)
                                                                                        ========    =======     ========   ========

Denominator:
Weighted-average shares outstanding ..................................................    53,836     37,974       51,231     36,015
Less: non-vested common shares outstanding ...........................................      (531)        --         (531)        --
                                                                                        --------    -------     --------   --------
Denominator for basic and diluted loss per share .....................................    53,305     37,974       50,700     36,015
                                                                                        ========    =======     ========   ========

Loss per share before cumulative effect of accounting change .........................  $  (0.16)   $ (0.02)    $  (0.25)  $  (0.04)
Cumulative effect of accounting change per share .....................................        --         --           --      (0.02)
                                                                                        --------    -------     --------   --------
Basic and diluted net loss per share .................................................  $  (0.16)   $ (0.02)    $  (0.25)  $  (0.06)
                                                                                        ========    =======     ========   ========

6.   Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                                       March 31,     June 30,
                                                                         2002          2001
                                                                         ----          ----
                                                                                    (Restated)
Raw materials ....................................................     $  5,186      $  6,752
Finished goods ...................................................       11,336         6,526
Inventory at distributors ........................................        1,419         2,772
                                                                       --------      --------
                                                                         17,941        16,050
Reserve for excess and obsolete inventory ........................       (3,823)       (2,490)
                                                                       --------      --------
                                                                       $ 14,118      $ 13,560
                                                                       ========      ========

7. Goodwill and Purchased Intangible Assets

Goodwill

     The changes in the carrying amount of goodwill for the nine months ended March 31, 2002, are as follows (in thousands):

   Balance as of July 1, 2001 ........................................................................    $  43,025
   Goodwill acquired during the period (based, in part, on preliminary allocations) ..................       23,394
   Reclassification of assembled workforce in connection with adoption of SFAS No. 142 at July 1,
        2001 .........................................................................................        1,458
                                                                                                          ---------
                                                                                                             67,877
     Less:  accumulated amortization .................................................................         (788)
                                                                                                          ---------
     Balance as of March 31, 2002 ....................................................................    $  67,089
                                                                                                          =========

Purchased Intangible Assets

     The composition of purchased intangible assets is as follows (in thousands):

                                                          March 31, 2002                                 June 30, 2001
                                                          --------------                                 -------------

                                          Useful                  Accumulated                              Accumulated
                                           Lives       Gross      Amortization       Net        Gross      Amortization       Net
                                           -----       -----      ------------       ---        -----      ------------       ---
     Existing technology ...........      5 years     $ 12,245      $ (1,731)     $ 10,514     $  6,745      $   (188)     $  6,557
     Customer agreements ...........      5              3,800          (344)        3,456           --            --            --
     Customer lists ................      5              3,500          (569)        2,931        3,500           (44)        3,456
     Patent/core technology.........      5              1,600          (312)        1,288          299          (150)          149
     Tradename/trademark ...........      5              1,258          (248)        1,010        1,162           (65)        1,097
     Assembled workforce ...........      5                 --            --            --        1,458           (68)        1,390
     Distribution network ..........      5                755          (189)          566          755           (76)          679
     Non-compete agreements.........      3                400           (60)          340           --            --            --
                                                      --------      --------      --------     --------      --------      --------

         Total                                        $ 23,558      $ (3,453)     $ 20,105     $ 13,919      $   (591)     $ 13,328
                                                      ========      ========      ========     ========      ========      ========

     As required by SFAS No. 142, assembled workforce was reclassified as goodwill effective July 1, 2001.

     The amortization expense for purchased intangible assets for the nine months ended March 31, 2002 was $2.9 million, of which $1.5 million was amortized to cost of revenues and $1.4 million was amortized to operating expenses. The estimated amortization expense for the remainder of fiscal 2002 and the next five years are as follows:

                                             Cost of    Operating
        Fiscal year ending June 30:         Revenues     Expenses        Total
                                            --------     --------        -----
              2002 ......................   $    612      $   580     $  1,192
              2003 ......................      2,449        2,316        4,765
              2004 ......................      2,449        2,286        4,735
              2005 ......................      2,449        2,162        4,611
              2006 ......................      2,228        1,938        4,166
              2007 ......................        327          309          636
                                            --------      -------     --------
              Total .....................   $ 10,514      $ 9,591     $ 20,105
                                            ========      =======     ========

8. Long-term Investments

     In September and October 2001, the Company paid an aggregate of $3.0 million to Xanboo Inc. ("Xanboo") for convertible promissory notes, which converted in January 2002, in accordance with their terms, into Xanboo preferred stock. In addition, the Company purchased $4.0 million of Xanboo preferred stock in January 2002. The Company currently holds an 18.7% ownership interest in Xanboo. The Company is accounting for this investment under the equity method based upon the Company's ability through representation on Xanboo's board of directors to exercise significant influence over its operations.

     The Company periodically reviews its investments for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. During the nine months ended March 31, 2002, the Company recorded a $500,000 revaluation of a non-marketable equity investment resulting from an other-than-temporary decline in its value. This amount is included within the condensed consolidated statements of operations as other expense.

9.  Restructuring Charges

     On February 6, 2002, the Company announced a restructuring plan to prioritize its initiatives around the growth areas of its business, focus on profit contribution, reduce expenses, and improve operating efficiency. This restructuring plan includes a worldwide workforce reduction, consolidation of excess facilities and other charges. As of March 31, 2002, the Company recorded restructuring costs totaling $2.8 million, which are classified as operating expenses. The Company's new management team anticipates recording further restructuring costs in the fourth quarter of fiscal 2002 as it continues to implement this plan and explores additional restructuring alternatives.

     A summary of the activity in the restructuring liability account is as follows (in thousands):

                                                                             Charges Against Liability
                                                                             -------------------------
                                                        Restructuring                                           Balance at
                                                          Liability          Non-Cash           Cash          March 31, 2002
                                                          ---------          --------           ----          --------------
Workforce reductions ................................      $ 1,762           $   (595)         $ (821)            $ 346
Property, equipment and other assets ................        1,048             (1,048)             --                --
                                                           -------           --------          ------             -----

Total ...............................................      $ 2,810           $ (1,643)         $ (821)            $ 346
                                                           =======           ========          ======             =====

     Through March 31, 2002, the restructuring plan had resulted in the reduction of approximately 50 regular employees worldwide. In addition, the number of temporary and contract workers employed by the Company was also reduced. Included in the workforce reduction charge is a non-cash stock-based compensation charge in the amount of $595,000 associated with the modification of stock options that were outstanding at the termination date. Property, equipment and other assets that were disposed of or removed from operations consisted primarily of computer software and related equipment, production, engineering and office equipment, and furniture and fixtures.

10. Line of Credit

     In January 2002, the Company entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. The Company is required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 is to be paid in January 2003. The Company is also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. The line of credit contains customary affirmative and negative covenants. To date, the Company has not borrowed against this line of credit. The Company is not in compliance with the financial covenants of the line of credit at March 31, 2002.

11. Stockholders' Equity

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

12.  Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements. The components of comprehensive loss are as follows (in thousands):

                                                                                       Three Months ended       Nine Months ended
                                                                                           March 31,                March 31,
                                                                                           ---------                ---------
                                                                                       2002         2001        2002         2001
                                                                                       ----         ----        ----         ----
                                                                                                 (restated)               (restated)
Net loss .........................................................................   $ (8,730)    $   (851)   $(12,925)    $ (2,014)
Other comprehensive loss:
   Change in net unrealized loss on investment ...................................         --           --         134           --
   Change in accumulated translation adjustments..................................         (8)         (14)         17           (7)
                                                                                     --------     --------    --------     --------
Total comprehensive loss .........................................................   $ (8,738)    $   (865)   $(12,774)    $ (2,021)
                                                                                     ========     ========    ========     ========

13.  Litigation

         Patent Infringement Suit

         From time to time, the Company has received letters claiming that their products infringe upon patents or other intellectual property of third-parties. On July 3, 2001, Digi International, Inc., filed a complaint in the United States District Court for the district of Minnesota claiming patent infringement and alleging that Lantronix directly and/or indirectly infringes upon Digi's U.S. Patent No. 6,047,319 by making, using, selling and or offering for sale certain of Lantronix's Multiport device servers, including the ETS line of products, coupled with a device driver called the Comm Port Redirector Software. Digi alleges that the Company has willfully and intentionally infringed Digi's patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorney's fees, interest and costs. On August 17, 2001, the Company filed its answer to the complaint, asserting affirmative defenses, and counterclaiming for a declaratory judgment that the patent in issue is invalid. The case is in the discovery stage, and the Court has tentatively set the matter for trial in June 2003. Based on the facts known to date, the Company believes that the claims are without merit and intends to vigorously defend the suit.

         Securities Suits

         On May 15, 2002, a class action complaint entitled Bachman v. Lantronix, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Subsequently, two similar actions were filed in the same court: Fitzgearl v. Lantronix, Inc., et al. and Anderson v. Lantronix, Inc., et al. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period of April 25, 2001 through May 30, 2002, inclusive.

         The complaints allege that the defendants caused the Company to improperly recognize revenue and made false and misleading statements about the Company's business. Plaintiffs further allege that the Company materially overstated its reported financial results, thereby inflating the Company's stock price during its Secondary Offering in July 2001, as well facilitating the use of the Company's stock as consideration in acquisitions. The complaints do not specify the amount of damages sought. The Company is currently investigating the allegations in the complaints. There has been no discovery to date, and no trial date has been established. An adverse judgment or settlement of these lawsuits could have a significant impact on the Company's future financial condition or results of operations. The Company anticipates that all of these actions will ultimately be consolidated into one action and that a consolidated amended complaint will be filed after the appointment of Lead Plaintiff(s). The Company has not yet responded to any of the complaints, and discovery has not commenced.

         Employment Litigation

         Cathy Vicari ("Vicari") claims damages in the approximate amount of $850,000. Vicari asserts claims of Sex and Medical Leave Disability Discrimination, Intentional Infliction of Emotional Distress, Negligence, Breach of employment Contract, and Wrongful termination in Violation of Public Policy. The Company filed a Motion for Summary Judgment, which was argued on April 1, 2002. The Company and its counsel believe Vicari's claims to be groundless, and continue to vigorously defend each of them.

         The Company is also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

         The pending lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. Although management currently believes the outcome of outstanding legal proceedings, claims and litigation involving the Company or its subsidiaries will not have a material adverse effect on the Company's business, results of operations and financial condition taken as a whole, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the unaudited condensed consolidated financial statements.

14.  Subsequent Events

         Executive Transitions and Restatement of Financial Reports

         On May 3, 2002, the Board of Directors (the "Board") terminated the employment of Steven V. Cotton, Chief Operating Officer and Chief Financial Officer. On May 6, 2002, the Board appointed James Kerrigan as Interim Chief Financial Officer, and eliminated the position of Chief Operating Officer.

         On May 29, 2002, Board Chairman Bernhard Bruscha tendered his resignation from the Board. CEO and President Fred Thiel also tendered his resignation from the Board, and from his position as CEO and President. The Board accepted all of the resignations. Mr. Thiel accepted the new position of Chief Technology and Strategy Officer. The Board subsequently elected Mr. Marc
H. Nussbaum to the position of Interim CEO and President.

         On May 30, 2002, the Company announced the Board and CEO changes, along with its decision to restate its consolidated financial statements for the fiscal year ended June 30, 2001 and for the quarters ended September 30, 2001 and December 31, 2001 of fiscal 2002 (Note 2).

         Officer Loans

         At the discretion of the Board of Directors, the Company may make secured loans to option holders in amounts up to the exercise price of their options plus related taxes or permit the option holder to pay the exercise price in installments over a determined period. The Company had outstanding loans of $277,000 and $790,000 to officers for the exercise of options at March 31, 2002 and June 30, 2001, respectively. These notes are full-recourse, are secured by the shares of stock issued upon exercise, are interest bearing at rates ranging from 5.06% to 7.50% per annum, and are due three years from the exercise date. The Company also had outstanding loans of $3,999,000 and $4,131,000 at March 31, 2002 and June 30, 2001, respectively, related to taxes on exercised stock options. These notes are non-recourse, are secured by 2,496,344 shares of stock, and are interest bearing at rates ranging from 5.19% to 7.50% per annum. Principal and any unpaid interest are due upon any transfer or disposition of the common stock.

         Due to the decrease in the trading price of the Company's common stock, the aggregate value of the collateral related to the non-recourse loans is approximately $2.5 million (based on the quoted market price on May 31, 2002), which is below the amount owed on the notes. One of the noteholders is the former Chief Executive Officer of the Company, who assumed the role of Chief Technology and Strategy Officer of the Company effective May 30, 2002. One of the noteholders is one of the Company's outside directors and one of the noteholders is the former Chief Operating/Chief Financial Officer who was terminated by the Company on May 3, 2002. The Company will consider the value of the collateral securing the notes and the ability of the noteholders to honor their obligations in determining the appropriate carrying value of the notes in its fourth fiscal quarter ending June 30, 2002. An impairment charge, if any, identified as a result of this review will be reflected as an operating expense in the fourth fiscal quarter.

         Potential Delisting By Nasdaq

         The Company received a notification from Nasdaq on May 23, 2002 that it does not meet the filing requirements for continued listing on the Nasdaq National Market and is therefore subject to delisting. The Company requested a hearing before a Nasdaq listing qualifications panel to review the Staff Determination. The hearing has been scheduled for June 20, 2002. The notice from Nasdaq was sent as a result of the Company's current non-compliance with Marketplace Rule 4310(c)(14), which requires timely filing of the Company's Quarterly Report on Form 10-Q. Concurrently with the filing of this 10-Q, the Company has notified Nasdaq that it is in compliance with Rule 4310(c)(14), and it has requested that Nasdaq discontinue delisting proceedings with respect to the Company's stock. There can be no assurance the Panel will grant the Company's request for continued listing.

         New Intellectual Property Agreement with Gordian

         The Company announced on May 30, 2002 that it has signed a new intellectual property agreement with Gordian, Inc., the Company's long-time provider of product designs and engineering services. The agreement gives the Company joint ownership of the Gordian intellectual property that is embodied in the products Gordian has designed for the Company since 1989. The agreement provides that the Company will be able to use the intellectual property to support, maintain and enhance its products. The agreement extinguishes the Company's obligations to pay royalties for each unit of a Gordian-designed product that it sells.

         The Company will pay Gordian $6.0 million to acquire an interest in the Gordian intellectual property, which will be paid in three installments. The Company paid $3.0 million concurrent with the signing of the agreement and is obligated to pay $2.0 million on July 1, 2002 and $1.0 million on July 1, 2003. The Company will also purchase $1.5 million of engineering and support services from Gordian over the next 18 months. The Company intends to amortize the intellectual property rights over three to four years.

         Intent To Acquire Stallion Technologies, PTY, LTD.

         On May 9, 2002, the Company signed a Letter of Intent to acquire Stallion Technologies PTY., LTD ("Stallion"), a provider of terminal servers and multiport products. In connection with the proposed acquisition, the Company intends to pay cash consideration of $867,000, issue an aggregate of 866,667 shares of its common stock, based upon the fair market value of the Company's common stock at June 14, 2002, and issue a two-year note of $867,000 convertible into the Company's common stock at a $5.00 conversion price. The Company is required to establish a cash escrow account in the amount of $800,000 at the acquisition date to be used in lieu of the Company's common stock in the event that such securities are not freely traded. In addition, the Company will pay approximately $150,000 for legal and professional fees related to the acquisition. At the time of the execution of the Letter of Intent, the Company paid to Stallion $200,000 in earnest money, to be credited against the cash portion of the consideration.

         Claim Regarding Certain Unregistered Shares

         The Company has received an informal notice from several holders of the Company's unregistered shares of common stock that were issued in connection with the acquisition of Lightwave. The shares were issued to the holders in a private transaction not registered under the Securities Act of 1933, and therefore could not be sold by the stockholders without a valid registration statement. The stockholders allege that the Company failed to honor their rights to have the shares registered and that they were therefore precluded from selling the shares. The stockholders are seeking compensation of up to $2.1 million, based on the proceeds they might have received had they been able to sell their shares into the market when the market price of the Company's common stock was higher.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following discussion and analysis in conjunction with the Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in other reports filed with the SEC, including our restated Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001, Form 10-Q/A's for the fiscal quarters ended September 30, 2001 and December 31, 2001, and our subsequent reports on Form 8-K that discuss our business in greater detail.

         We have restated our consolidated financial statements for our fiscal year ended June 30, 2001 and each fiscal quarter therein and our condensed consolidated financial statements for the fiscal quarters ended September 30, 2001 and December 31, 2001. To the extent that the following discussion and analysis refers to data from our consolidated financial statements for such periods, such references are to the data as restated.

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

Accounting Change and Restatement of Financial Statements

         In originally preparing the condensed consolidated financial statements at December 31, 2001, we changed our accounting method for recognizing revenue on sales to distributors effective as of July 1, 2001, the beginning of fiscal 2002. Under the new accounting method, the recognition of revenue and related gross profit on sales to distributors is deferred until the distributor resells the product to an end customer. Formerly, we had recognized revenue from these transactions upon shipment of product to the distributor, net of estimates for possible returns and allowances.

         In May 2002, we undertook a special investigation of our accounting, which revealed that beginning in the third and fourth quarters of fiscal 2001 certain shipments made to distributors and recorded as revenues in fiscal 2001 and 2002 did not qualify for revenue recognition upon shipment due to terms present in agreements with the distributors that were not considered in our original accounting decisions. As a result, our new method of accounting for distributor sales, which is based on recognizing revenue and related gross profit on sales to distributors only as the distributor resells the product to end customers, has been adopted effective as of July 1, 2000, the beginning of fiscal 2001, or one year earlier. This manner of correcting the errors in sales recognition made in previously issued financial statements for fiscal 2001 is deemed to be preferable in the circumstances because (1) it eliminates from revenue any effect of shipping excessive levels of inventory to the distributors; (2) all revenue from distributor sales in fiscal 2001 and 2002 will be recognized on a common basis; and (3) there is assurance that any additional agreements with distributors that may have existed with respect to specific orders but are presently unknown will not have an impact on amounts reported as revenue after the restatement. The restatement for the year ended June 30, 2001, results in a reduction in net revenue of approximately $6.2 million and an increase in the loss before cumulative effect of accounting change of $2.9 million or $0.07 per share. The cumulative effect of the accounting change recorded as of July 1, 2000 was a charge of $597,000 (net of income tax benefit of $176,000) or $0.02 per share.

         We believe that the new accounting method better reflects the substance of the transactions considering our recent entry in the semiconductor marketplace and the changing business environment; is consistent with other companies in our industry thereby providing greater comparability in the presentation of financial results among our peers, and better focuses us on end customer sales.

         In the special investigation conducted in May 2002, we also discovered
(i) that the terms and circumstances of certain sales made in the first six months of fiscal 2002 to customers who were not distributors also preclude revenue from being recognized upon shipment, as originally reported and (ii) that certain amounts initially reported as other comprehensive income (loss) should be accounted for as elements of net loss. Accordingly, in the restated condensed consolidated financial statements for the three months ended September 30, 2001 and December 31, 2001, we have made error corrections to defer the recognition of such sales as revenue until all revenue recognition criteria have been met and to reclassify to other expense the amounts improperly charged to other comprehensive income (loss). These error corrections result in a reduction in revenue of approximately $1.2 million and an increase in the loss before cumulative effect of accounting change of $869,000 or $0.02 per share for the six months ended December 31, 2001.

         The effects of these error corrections on net revenues; loss before cumulative effect of accounting change, net of income tax benefit; cumulative effect of accounting change; net loss; and related per share amounts for the interim periods of fiscal 2002 are shown in the tables below (in thousands, except per share amounts):

                                                                                    Three Months   Nine Months
                                                                                       Ended          Ended
                                                                                     March 31,     March 31,
                                                                                       2001            2001
                                                                                       ----            ----
As originally reported:
Net revenues .....................................................................   $ 14,125        $ 38,627
                                                                                     ========        ========

Loss before cumulative effect of accounting change ...............................   $    (99)       $   (173)
Cumulative effect of accounting change ...........................................         --              --
                                                                                     --------        --------
Net loss .........................................................................   $    (99)       $   (173)
                                                                                     ========        ========

Loss per share before cumulative effect of accounting change .....................   $  (0.00)       $  (0.00)
Cumulative effect of accounting change per share .................................         --              --
                                                                                     --------        --------
Basic and diluted net loss per share .............................................   $  (0.00)       $  (0.00)
                                                                                     ========        ========


As restated:
Net revenues .....................................................................   $ 14,125        $ 38,627
Corrections ......................................................................     (1,595)         (2,417)
                                                                                     --------        --------
Net revenues, as restated ........................................................   $ 12,530        $ 36,210
                                                                                     ========        ========

Loss before cumulative effect of accounting change ...............................   $    (99)       $   (173)
Correction, net of tax ...........................................................       (752)         (1,244)
                                                                                     --------        --------
Loss before cumulative effect of accounting change, as restated ..................       (851)         (1,417)
Cumulative effect of accounting change, net of income tax benefit of $176, as
   restated ......................................................................         --            (597)
                                                                                     --------        --------
Net loss, as restated ............................................................   $   (851)       $ (2,014)
                                                                                     ========        ========

Loss per share before cumulative effect of accounting change, as restated ........   $  (0.02)       $  (0.04)
Cumulative effect of accounting change per share, as restated ....................         --           (0.02)
                                                                                     --------        --------
Basic and diluted net loss per share, as restated ................................   $  (0.02)       $  (0.06)
                                                                                     ========        ========

         Under the leadership of our new management, we are actively working to strengthen our policies, procedures, personnel, controls and internal communications in response to the circumstances that led to the restatement.

Overview

         Lantronix designs network-enabling and system management solutions consisting of hardware and software that permit almost any electronic device to be accessed, managed, controlled over the Internet, intranets or other networks. Since our inception in 1989, we have developed an array of network-enabling products including external Device Servers, embedded Device Servers, Multiport Device Servers, Print Servers and other products. Beginning in fiscal year 1999, we began to experience an increase in sales of our Device Servers reflecting our focus on this higher margin product line. At the same time, we began to experience a decline in sales of Print Server and other products as we shifted resources to our Device Server business, which we believe represents a greater opportunity for long-term growth. However, since the acquisition of Lightwave Communications, Inc. ("Lightwave") in June 2001 we have experienced a significant growth in our Multiport Device Server product lines. We believe sales in our Device Server business will continue to represent an increasing percentage of our net revenues in the future. Our strategy for continuing to increase sales of our Device Server product line involves a two-fold approach. First, we have and intend to continue to substantially increase our research and development expenditures to enhance our Device Server product line and develop new products. Second, we intend to grow our Device Server business through strategic acquisitions, investments and partnerships, which we believe will support our product lines and allow us to secure additional intellectual property, increase our customer base and provide access to new markets.

         Our products are sold to original equipment manufacturers (OEMs), value added resellers (VARs), systems integrators and distributors, as well as directly to end-users. One of our distributors, Tech Data, accounted for 10.6% of our net revenues for the nine months ended March 31, 2002, compared to 10.0% for the nine months ended March 31, 2001. Another distributor, Ingram Micro, accounted for 12.5% of our net revenues for the nine months ended March 31, 2002, compared to 12.7% for the nine months ended March 31, 2001. transtec AG, an international distributor and related party due to common ownership by our major stockholder and former Chairman of the Board, accounted for 4.6% of our net revenues for the nine months ended March 31, 2002, compared to 9.4% for the nine months ended March 31, 2001. There was no outstanding accounts receivable balance due from transtec AG at March 31, 2002.

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

         On January 11, 2002, we completed the acquisition of Premise Systems, Inc. ("Premise"), a developer of client-side software applications that complement our device networking products by providing superior management and control capabilities for devices that have been network and internet enabled. Prior to the acquisition, we held shares of Premise representing 19.9% ownership and, in addition, held convertible promissory notes of $1.2 million with interest accrued there-on at the rate of 9.0%. The convertible promissory notes were converted into equity securities of Premise at the closing of the transaction. We issued an aggregate of 1,063,371 shares of our common stock in exchange for all remaining outstanding shares of Premise common stock and reserved 875,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Premise. Pursuant to the acquisition agreement, 106,337 shares will be held in escrow to secure certain indemnification obligations, and 531,686 of such shares will be held in escrow pending achievement of certain performance obligations. In connection with the acquisition, we expect to record a one-time charge for purchased in-process research and development expenses related to the acquisition in our fourth fiscal quarter ending June 30, 2002.

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

         Stock-based compensation primarily relates to deferred compensation recorded in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes, as well as the fair market value (determined using the Black-Scholes option pricing model) of the vested portion of non-employee stock options determined. Deferred compensation also includes the value of employee stock options assumed in connection with acquisitions of businesses calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction to stockholders' equity and is amortized over the vesting period of the related stock options, which is generally four years. At March 31, 2002, a deferred compensation balance of $7.0 million remains and will be amortized as follows: $737,000 in the remainder of fiscal 2002, $2.7 million in fiscal 2003, $2.2 million in fiscal 2004, $1.2 million in fiscal 2005 and $170,000 in fiscal 2006. The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares or if we assume employee stock options in connection with additional acquisitions of businesses. The amount of stock-based compensation actually recognized in future periods could decrease if options for which deferred compensation has been recorded are forfeited.

Critical Accounting Policies and Estimates

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to net revenues, allowances for doubtful accounts, sales returns and allowances, inventory reserves, goodwill and purchased intangible asset valuations, warranty reserves, restructuring costs, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

         We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements:

         Net Revenues, Receivables and Inventory.

         We do not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. Commencing July 1, 2000, recognition of revenue and related gross profit from sales to distributors are deferred until the distributor resells the product to provide assurance that all revenue recognition criteria are met at or prior to the point at which revenue is recognized. Revenues from product sales to original equipment manufacturers, end-user customers, other resellers and from sales to distributors prior to July 1, 2000 generally are or have been recognized upon product shipment, but may be deferred to a later date if all revenue recognition criteria are not met at the date of shipment. When product sales revenue is recognized, we establish an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by product resellers. Net revenue from certain smaller distributors for which point-of-sale information is not available, is recognized one month after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end user. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenues would result. Revenue from the licensing of software is recognized at the time of shipment (or at the time of resale in the case of software products sold through distributors), provided we have vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Revenue from post-contract customer support and any other future deliverables, which comprised approximately one-half of one per cent of net revenues for the year ended June 30, 2001, is deferred and recognized over the support period or as contract elements are delivered. Our products typically carry a one to three year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers was to deteriorate, additional allowances could be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required. Prior to July 1, 2000, the effective date of the change in accounting method for recognizing revenue for sales to distributors, we recorded an estimated allowance for future product returns for sales to distributors based on historical returns experience when the related revenue was recorded and provided for appropriate price protection reserves when pricing adjustments were approved. As indicated above, recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product.

         Goodwill and Purchased Intangible Assets.

         The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets impact future amortization and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required. The Company is still awaiting a preliminary analysis of the Premise valuation of tangible and intangible assets acquired. As a result, the excess of the purchase price over the net assets acquired of Premise of approximately $9.8 million is included in goodwill and, accordingly, not being amortized.

         Impairment of Long-Lived Assets.

                   We evaluate long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns are present. Reviews are performed to determine whether the carrying values of assets are impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the expected future cash flows using a discount rate based upon our weighted average cost of capital is used to estimate the fair value of the assets. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic lives of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required. We have completed our initial assessment and concluded that goodwill arising from the acquisition of United States Software Corporation (USSC) having a carrying amount of approximately $5.4 million as of July 1, 2001 may be impaired. We expect to complete our determination of the amount of the impairment charge, if any, to be reflected as a cumulative effect of a change in accounting principle during the fourth fiscal quarter ending June 30, 2002. We intend to perform the first of the required annual impairment tests of goodwill under the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective as of April 1, 2002. We have not yet determined the effect, if any, that this test will have on our consolidated statement of operations or financial position; however, indicators of impairment are present given our decline in market capitalization in the fourth quarter of fiscal 2002. An impairment charge, if any, identified as a result of completing our annual impairment test will be reflected as an operating expense in the fourth quarter of fiscal 2002.

Results of Operations

The following table sets forth certain statement of operations data expressed as a percentage of total net revenues:

                                                                                   Three Months Ended          Nine Months Ended
                                                                                         March 31,                 March 31,
                                                                                        ---------                 ---------
                                                                                    2002        2001         2002          2001
                                                                                    ----        ----         ----          ----
                                                                                             (Restated)                 (Restated)
Net revenues ...................................................................   100.0%       100.0%       100.0%       100.0%
Cost of revenues ...............................................................    71.1         46.7         55.2         46.0
                                                                                   -----        -----        -----        -----
Gross profit ...................................................................    28.9         53.3         44.8         54.0
                                                                                   -----        -----        -----        -----
Operating expenses:
   Selling, general and administrative .........................................    63.1         47.1         53.1         45.7
   Research and development ....................................................    15.3          9.3         13.6          9.0
   Stock based-compensation ....................................................     4.8          6.7          5.8          5.9
   Amortization of purchased intangible assets .................................     4.0          2.5          3.0          2.9
   Restructuring charges .......................................................    19.3          (--)         6.1          (--)
                                                                                   -----        -----        -----        -----
Total operating expenses .......................................................   106.5         65.6         81.5         63.5
                                                                                   -----        -----        -----        -----
Loss from operations ...........................................................   (77.6)       (12.3)       (36.7)        (9.5)
Interest income (expense), net .................................................     2.0          4.3          2.8          4.7
Other income (expense), net ....................................................    (1.3)        (0.6)        (2.1)        (0.2)
                                                                                   -----        -----        -----        -----
Loss before income taxes and cumulative effect of accounting change ............   (76.9)        (8.6)       (36.0)        (4.9)
Benefit for income taxes .......................................................   (17.1)        (1.8)        (8.0)        (1.0)
                                                                                   -----        -----        -----        -----
Loss before cumulative effect of accounting change .............................   (59.8)        (6.8)       (28.0)        (3.9)
Cumulative effect of accounting change, net of income taxes of $176 ............      --           --           --         (1.6)
                                                                                   -----        -----        -----        -----
Net loss .......................................................................   (59.8)%       (6.8)%      (28.0)%       (5.6)%
                                                                                   =====        =====        =====        =====


Net Revenues

       Net revenues increased $2.1 million, or 16.4%, to $14.6 million for the three months ended March 31, 2002 from $12.5 million for the three months ended March 31, 2001. Net revenues increased $9.9 million, or 27.4%, to $46.1 million for the nine months ended March 31, 2002 from $36.2 million for the nine months ended March 31, 2001. The increase for the three months ended March 31, 2002 was primarily attributable to an increase in net revenues of our Multiport Device Server products, offset by a decline in our Device Server products. The increase for the nine months ended March 31, 2002 was primarily attributable to an increase in net revenues of our Multiport Device Server products and a slight increase in our Device Server products, offset by a decline in our Print Server and other products. Multiport Device Server net revenues increased $2.4 million, or 68.1%, to $6.0 million, or 41.0% of net revenues, for the three months ended March 31, 2002 from $3.6 million, or 28.4% of net revenues, for the three months ended March 31, 2001. Multiport Device Server net revenues increased $10.6 million, or 113.6%, to $19.9 million, or 43.0% of net revenues, for the nine months ended March 31, 2002 from $9.3 million, or 25.7% of net revenues, for the nine months ended March 31, 2001. The increase in our Multiport Device Server net revenues is primarily attributable to the acquisition of Lightwave. Device Server net revenues decreased $539,000, or 6.7%, to $7.5 million, or 51.6% of net revenues, for the three months ended March 31, 2002 from $8.1 million, or 64.3% of net revenues, for the three months ended March 31, 2001. Device Server net revenues increased $35,000, or 0.1%, to $24.1 million, or 52.2% of net revenues, for the nine months ended March 31, 2002 from $24.1 million, or 66.4% of net revenues, for the nine months ended March 31, 2001. Device Server net revenues for the three months ended March 31, 2002 and 2001 includes $251,000 and $658,000, respectively, of software revenue generated from USSC. Device Server net revenues for the nine months ended March 31, 2002 and 2001 includes $1.2 million and $896,000, respectively, of software revenue generated from USSC. In addition, Device Server net revenue for the three and nine months ended March 31, 2002 includes $0 and $259,000 of Destiny LX-1 chip revenue, respectively. No Destiny LX-1 chip revenue was recorded for the three and nine months ended March 31, 2001. Print Server and other net revenues increased $166,000, or 18.1%, to $1.1 million, or 7.4% of net revenues, for the three months ended March 31, 2002 from $915,000, or 7.3% of net revenues, for the three months ended March 31, 2001. Print Server and other net revenues decreased $668,000, or 23.4%, to $2.2 million, or 4.7% of net revenues, for the nine months ended March 31, 2002 from $2.9 million, or 7.9% of net revenues, for the nine months ended March 31, 2001. The decrease in our Print Server and other products net revenues for the nine months ended March 31, 2002 is due to a more rapid transition to our Multiport Device Server and Device Server products. The slight increase in our Print Server and other products net revenues for the three months ended March 31, 2002 is due to a one-time specific customer order.

     Net revenues generated from sales in the Americas increased $4.5 million, or 55.0%, to $12.6 million, or 86.3% of net revenues, for the three months ended March 31, 2002 from $8.1 million, or 64.8% of net revenues, for the three months ended March 31, 2001. Net revenues generated from sales in the Americas increased $14.4 million, or 58.7%, to $38.8 million, or 84.1% of net revenues, for the nine months ended March 31, 2002 from $24.4 million, or 67.5% of net revenues, for the nine months ended March 31, 2001. Our net revenues derived from customers located in the Americas as a percentage of total net revenues increased due to the acquisition of Lightwave, which primarily sells to customers in the Americas, as well as reduced European distributor sales. Our net revenues derived from customers located in Europe decreased $2.5 million, or 60.6%, to $1.6 million, or 10.9% of net revenues, for the three months ended March 31, 2002 from $4.0 million, or 32.3% of net revenues, for the three months ended March 31, 2001. Our net revenues derived from customers located in Europe decreased $4.2 million, or 40.7%, to $6.0 million, or 13.1% of net revenues, for the nine months ended March 31, 2002 from $10.2 million, or 28.2% of net revenues, for the nine months ended March 31, 2001. Our net revenues derived from customers located in Europe as a percentage of total net revenues decreased due to the acquisition of Lightwave, which primarily sells in the Americas as well as a reduction in European distributor sales. Our net revenues derived from customers located in other geographic areas increased slightly to $407,000, or 2.8% of net revenues, for the three months ended March 31, 2002 from $368,000, or 2.9% of net revenues, for the three months ended March 31, 2001. Our net revenues derived from customers located in other geographic areas decreased to $1.3 million, or 2.8% of net revenues, for the nine months ended March 31, 2002 from $1.6 million, or 4.4% of net revenues, for the nine months ended March 31, 2001.

     We have experienced sequential net revenue growth in our overall business during the fiscal years ended June 30, 2000 and June 30, 2001. During this time, we successfully transitioned from our printer server business into our Device Server business. We have maintained a steady net revenue growth throughout each quarter. During the first quarter of fiscal 2002 we experienced our largest quarter over quarter growth of approximately 24%. Historically our sequential quarter over quarter growth has not exceeded 5%. We primarily attribute the growth in the first quarter of fiscal 2002 to net revenues generated from our acquisition of Lightwave. The Lightwave acquisition has resulted in a significant increase in our Multiport Device Server product net revenues. In the second quarter of fiscal 2002, our net revenues were slightly lower than in the first quarter of fiscal 2002. Our net revenues declined approximately 7% in the third quarter of fiscal 2002. The decrease in net revenues for the third fiscal quarter of 2002 is primarily attributable to an overall weakness in the economy both domestically and internationally.

Gross Profit

     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers and associated overhead costs. Additionally, cost of revenues for the three and nine months ended March 31, 2002 consisted of $612,000 and $1.5 million, respectively, of non-cash amortization of purchased intangible assets. No similar charges were recorded for the three and nine months ended March 31, 2001. We pay Gordian, Inc., an outside research and development firm, a royalty based on the sale of certain of our products. As a result, a royalty charge is included in cost of revenues and is calculated based on the related products sold. Gross profit decreased by $2.5 million, or 37.0%, to $4.2 million, or 28.9% of net revenues, for the three months ended March 31, 2002 from $6.7 million, or 53.3% of net revenues, for the three months ended March 31, 2001. Gross profit increased by $1.1 million, or 5.8%, to $20.7 million, or 44.8% of net revenues, for the nine months ended March 31, 2002 from $19.6 million, or 54.0% of net revenues, for the nine months ended March 31, 2001. For the three months ended March 31, 2002 and 2001, Gordian royalties were $199,000 and $591,000, respectively. For the nine months ended March 31, 2002 and 2001, Gordian royalties were $1.0 million and $1.6 million, respectively. The decrease in gross profit in absolute dollars for the three months ended March 31, 2002 was mainly attributable to an increase in our inventory reserve of $1.8 million and the write-off of intellectual property totaling $665,000. The increase in gross profit in absolute dollars for the nine months ended March 31, 2002 was mainly attributable to the significant increase in the sale of our Multiport Device Server products, which carry a higher gross margin, offset by the increase in our inventory reserve and write-off of intellectual property. The decrease in gross profit as a percentage of net revenues for the three and nine months ended March 31, 2002 is primarily attributable to the increase in our inventory reserves, write-off of intellectual property, non-cash amortization of purchased intangible assets, volume-pricing agreements and competitive pricing strategies.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, and professional fees. Selling, general and administrative expenses increased $3.3 million, or 55.9%, to $9.2 million, or 63.1% of net revenues, for the three months ended March 31, 2002 from $5.9 million, or 47.1% of net revenues, for the three months ended March 31, 2001. Selling, general and administrative expenses increased $7.9 million, or 47.8%, to $24.5 million, or 53.1% of net revenues, for the nine months ended March 31, 2002 from $16.6 million, or 45.7% of net revenues, for the nine months ended March 31, 2001. This increase is due primarily to increased depreciation of fixed assets, increased personnel-related costs and facilities costs from the acquisitions of USSC, Lightwave and Synergetic, as well as hiring of sales personnel, bonuses paid to our executive officers, the allowance for doubtful accounts related to the Lightwave receivables, and increased legal and other professional fees. We expect selling, general and administrative expenses in absolute dollars will decrease in the foreseeable future as a result of our restructuring plan and decrease as a percentage of net revenues.

Research and Development

     Research and development expenses consist primarily of salaries and the related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses increased $1.1 million, or 90.0%, to $2.2 million, or 15.3% of net revenues, for the three months ended March 31, 2002 from $1.2 million, or 9.3% of net revenues, for the three months ended March 31, 2001. Research and development expenses increased $3.0 million, or 93.4%, to $6.3 million, or 13.6% of net revenues, for the nine months ended March 31, 2002 from $3.2 million, or 9.0% of net revenues, for the nine months ended March 31, 2001. This increase resulted primarily from increased personnel-related costs due to the acquisition of USSC, Lightwave, Synergetic and Premise, as well as hiring a senior engineering executive and expenses related to new product development.

Stock-based Compensation

     Stock-based compensation generally represents the amortization of deferred compensation. We recorded approximately $362,000 of deferred compensation, net of forfeitures, for the nine months ended March 31, 2002. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years. Included in cost of revenues is stock-based compensation of $21,000 and $11,000 for the three months ended March 31, 2002 and 2001, respectively, and $97,000 and $36,000 for the nine months ended March 31, 2002 and 2001, respectively. Stock-based compensation decreased $130,000, or 15.5%, to $707,000, or 4.8% of net revenues, for the three months ended March 31, 2002 from $837,000, or 6.7% of net revenues, for the three months ended March 31, 2001. Stock-based compensation increased $511,000, or 23.8%, to $2.7 million, or 5.8% of net revenues, for the nine months ended March 31, 2002 from $2.1 million, or 5.9% of net revenues, for the nine months ended March 31, 2001. The decrease in stock-based compensation for the three months ended March 31, 2002 is primarily attributable to the restructuring plan whereby options for which deferred compensation has been recorded are forfeited. Additionally, stock-based compensation in the amount of $595,000 was charged to restructuring due to the fact that it was associated with the extension of the exercise period for stock options that were vested at the termination date. The increase in stock-based compensation for the nine months ended March 31, 2002 primarily reflects stock options assumed in three purchase transactions that were accounted for in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25". We expect to incur additional stock-based compensation in future periods as a result of the continued amortization of deferred compensation related to these and other stock option grants.

Amortization of Purchased Intangible Assets

     In connection with the two purchase transactions completed during fiscal 2001 and the two purchase transactions completed during fiscal 2002, we recorded approximately $12.1 million and $11.1 million, of identified purchased intangible assets, respectively. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Generally, we obtain independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. We are in the process of obtaining independent appraisals of the fair value of the tangible and intangible assets acquired related to the acquisitions of Synergetic and Premise in order to allocate the purchase price in accordance with SFAS No. 141, "Business Combinations" ("SFAS No. 141"). We do not expect that the final allocation of purchase price will produce materially different results from those reflected herein, as it relates to the Synergetic acquisition. The Company is still awaiting a preliminary analysis of the Premise valuation of tangible and intangible assets acquired. As a result, the excess of the purchase price over the net assets acquired of Premise of approximately $9.8 million is included in goodwill and, accordingly, not being amortized. Purchased intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally three to five years. The amortization of purchased intangible assets increased $272,000, or 88.6%, to $579,000, or 4.0% of net revenues, for the three months ended March 31, 2002 from $307,000, or 2.5% of net revenues, for the three months ended March 31, 2001. The amortization of purchased intangible assets increased $355,000, or 34.4%, to $1.4 million, or 3.0% of net revenues, for the nine months ended March 31, 2002 from $1.0 million, or 2.9% of net revenues, for the nine months ended March 31, 2001. In addition, approximately $612,000 and $1.5 million of amortization of purchased intangible assets has been classified as cost of revenues for the three and nine months ended March 31, 2002, respectively. No comparable amortization of purchased intangible assets was classified as cost of revenues for the three and nine months ended March 31, 2001. The increase in amortization of purchased intangible assets is due to the acquisitions of USSC and Lightwave in fiscal 2001 and Synergetics in fiscal 2002.

Restructuring Charges

     On February 6, 2002, we announced a restructuring plan to prioritize our initiatives around the high-growth areas of our business, focus on profit contribution, reduce expenses, and improve operating efficiency. This restructuring plan includes a worldwide workforce reduction and consolidation of excess facilities and other charges. As of March 31, 2002, we recorded restructuring costs totaling $2.8 million, which are classified as operating expenses. We anticipate recording further restructuring costs in the fourth quarter of fiscal 2002 as we continue to implement this plan and explore additional restructuring alternatives.

     Through March 31, 2002, the restructuring plan had resulted in the reduction of approximately 50 regular employees worldwide. We recorded a worldwide workforce reduction charge of approximately $1.8 million related to severance and fringe benefits. Included in this amount is a stock-based compensation charge in the amount of $595,000 associated with the extension of the exercise period for stock options that were vested at the termination date. In addition, the number of temporary and contract workers employed by us was also reduced. Property and equipment that was disposed or removed from operations resulted in a charge of $1.0 million and consisted primarily of computer software and related equipment, production, engineering and office equipment and furniture and fixtures.

Interest Income (Expense), Net

     Interest income (expense), net consists primarily of interest earned on cash, cash equivalents and short and long-term investments. Interest income (expense), net was $289,000 and $538,000 for the three months ended March 31, 2002 and 2001, respectively. Interest income (expense), net was $1.3 million and $1.7 million for the nine months ended March 31, 2002 and 2001, respectively. The decrease is primarily due to lower average investment balances and interest rates for the three and nine months ended March 31, 2002 compared to March 31, 2001, as a result of the acquisitions of Lightwave, Synergetic and Premise, as well as our investment in Xanboo.

Other Income (Expense), Net

     Other income (expense), net was $(186,000) and $(71,000) for the three months ended March 31, 2002 and 2001, respectively. Other income (expense), net was $(989,000) and $(65,000) for the nine months ended March 31, 2002 and 2001, respectively. The increase in other expense is primarily attributable to our share of the losses of equity investments of approximately $713,000, and a $500,000 revaluation in the carrying amount of a strategic investment, offset by gains on foreign currency translation.

Provision for Income Taxes - Effective Tax Rate

     We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Our effective tax rate was 22% for the nine months ended March 31, 2002, and 21% for the nine months ended March 31, 2001. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax benefit for the nine months ended March 31, 2002, was lower than the federal statutory rate primarily due to foreign losses and amortization of stock-based compensation for which no current year tax benefit was provided. Our effective tax rate associated with the income tax benefit for the nine months ended March 31, 2001, was lower than the statutory rate primarily due to the nondeductible goodwill amortization, amortization of stock-based compensation for which no benefit was provided, and the effects of an unfavorable foreign tax rate variance.

Impact of Adoption of New Accounting Standards

     In June 2001, the FASB issued SFAS No. 141, effective for acquisitions consummated after June 30, 2001, and SFAS No. 142, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     We have elected to early adopt the rules set forth in SFAS No. 142 on accounting for goodwill and other intangibles effective as of July 1, 2001. For the nine months ended March 31, 2002, early adoption resulted in non-amortization of goodwill of $5.6 million or $0.11 per share based on the weighted average shares outstanding for the nine months ended March 31, 2002.

     The following table presents the impact of SFAS No. 142 on net loss and net loss per share had SFAS No. 142 been in effect for the three and nine months ended March 31, 2001 (in thousands, except per share data):

                                                                         Three Months     Nine Months
                                                                            Ended            Ended
                                                                           March 31,       March 31,
                                                                             2001             2001
                                                                             ----             ----
Net loss as reported ................................................    $      (851)     $    (2,014)
Adjustments:
       Amortization of goodwill .....................................            228              228
                                                                         -----------      -----------
       Net adjustments ..............................................            228              228
                                                                         -----------      -----------
Net loss as adjusted ................................................    $      (623)     $    (1,786)
                                                                         ===========      ===========
Basic and diluted net loss per share - as reported ..................    $     (0.02)     $     (0.05)
                                                                         ===========      ===========
Basic and diluted net loss per share - as adjusted ..................    $     (0.02)     $     (0.05)
                                                                         ===========      ===========

     The transition provisions of SFAS No. 142 require that we complete our assessment of whether impairment may exist as of the date of adoption by December 31, 2001 and complete our determination of the amount of any impairment as of the date of adoption by June 30, 2002. Any impairment that is required to be recognized when adopting SFAS 142 will be reflected as the cumulative effect of a change in accounting principle as of July 1, 2001. We have completed our initial assessment and concluded that goodwill arising from the acquisition of United States Software Corporation (USSC) having a carrying amount of approximately $5.4 million as of July 1, 2001 may be impaired. We expect to complete our determination of the amount of the impairment charge, if any, to be reflected as a cumulative effect of a change in accounting principle during the fourth fiscal quarter ending June 30, 2002.

     We intend to perform the first of the required annual impairment tests of goodwill under the guidelines of SFAS 142 effective as of April 1, 2002. We have not yet determined the effect, if any, that this test will have on our consolidated statement of operations or financial position; however, indicators of impairment are present given our decline in market capitalization in the fourth quarter of fiscal 2002. An impairment charge, if any, identified as a result of completing our annual impairment test will be reflected as an operating expense in the fourth quarter of fiscal 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We have not yet determined the effect, if any, on the carrying value of our long-lived assets resulting from the adoption of SFAS No. 144.

Liquidity and Capital Resources

     Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consisting of money-market funds and commercial paper totaled $30.9 million at March 31, 2002. Short-term investments consist of investments maturing in twelve months or less and totaled $9.9 million at March 31, 2002. Long-term investments consist of investments in equity securities of a privately held company, Xanboo, and other investments maturing in more than twelve months. Long-term investments totaled $9.3 million at March 31, 2002.

     Our operating activities used cash of $8.8 million for the nine months ended March 31, 2002. We incurred a net loss of $12.9 million, which includes depreciation of $1.9 million, amortization of purchased intangible assets of $2.9 million, amortization of stock-based compensation of $2.8 million, the revaluation of a strategic investment of $500,000, a restructuring charge of $2.8 million, the write-off of intellectual property of $665,000, deferred income tax benefit of $1.7 million, and provision for doubtful accounts of $970,000, and our share of losses from our equity investments of $713,000. This was reduced by increased other assets of $1.0 million, decreased accounts payable of $3.5 million, decreased other current liabilities of $1.2 million and increased prepaid expenses and other current assets of $3.0 million, offset by a reduction in accounts receivable of $1.7 million. The increase in other assets is primarily due to the purchase of intellectual property. The decrease in accounts payable and other current liabilities was primarily due to a reduction of Synergetic liabilities subsequent to the acquisition. The increase in prepaid expenses and other current assets is primarily due to increased receivables from our contract manufacturers. The reduction in accounts receivable is primarily due to improved collections from our distributors and European customers.

     Our investing activities used $25.2 million of cash for the nine months ended March 31, 2002 compared with $28.8 million for the nine months ended March 31, 2001. We used $4.8 million, net of cash acquired, to acquire Synergetic in October 2001 and Premise in January 2002. We used $12.2 million to invest in held-to-maturity investments in debt securities and received $2.0 million in proceeds from the sales of securities. We used $7.2 million to purchase preferred stock in Xanboo. We also used $2.9 million to purchase property and equipment, primarily computer hardware and software pertaining to Oracle software enhancements, support of our international operations and a software package to support our sales force.

     Cash provided by financing activities was $49.6 million for the nine months ended March 31, 2002, primarily related to the net proceeds from our secondary public offering completed in July 2001. Cash provided by financing activities was $54.1 million for the nine months ended March 31, 2001, primarily related to the net proceeds from our initial public offering in August 2000.

     In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We are required to pay a $100,000 facility fee of which $50,000 was paid and $50,000 is to be paid in January 2003. We are also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. The line of credit contains customary affirmative and negative covenants. To date we have not borrowed against this line of credit. We are not in compliance with the financial covenants of the line of credit at March 31, 2002.

     The following table summarizes our contractual payment obligations and commitments:

                         Three Months
                        Ended June 30,                     Fiscal Years
                                         -------------------------------------------------
                             2002          2003          2004          2005          2006       Thereafter      Total
                             ----          ----          ----          ----          ----       ----------      -----
Operating leases           $   818       $ 3,237       $ 2,993       $ 2,856       $ 1,741       $ 2,888       $14,533
Other contractual
  obligations                   21           142            76            23             1            --           263
                           -------       -------       -------       -------       -------       -------       -------
     Total                 $   839       $ 3,379       $ 3,069       $ 2,879       $ 1,742       $ 2,888       $14,796
                           =======       =======       =======       =======       =======       =======       =======

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

We have recently restated our consolidated financial statements for the year ended June 30, 2001 and the six months ended December 31, 2001.

     On May 30, 2002, we announced that, based upon the results of an internal investigation conducted by the Audit Committee of our Board of Directors, we would restate our financial statements for fiscal year ended June 30, 2001 and for the quarters ended September 30, 2001 and December 31, 2001. We have filed amended reports on Form 10-K/A and 10-Q/A with the Securities and Exchange Commission to reflect the restatement.

We have received a notice of delisting from Nasdaq for failure to timely file this Form 10-Q.

     On May 23, 2002, we were notified by the Nasdaq Listing Qualifications Department that we were subject to Nasdaq delisting procedures as a result of our failure to timely file this quarterly report on Form 10-Q. This report was not filed in a timely fashion due to the previously discussed internal investigation of certain transactions. Since May 28, 2002, our trading symbol has been appended with an "E," and we are trading under the symbol "LTRXE." We are working cooperatively with the Nasdaq staff and have obtained an oral hearing with the Nasdaq Listing Qualifications Panel to be held on June 20, 2002. At the hearing, we will need to demonstrate to the satisfaction of the panel our ability to sustain long-term compliance with all of the Nasdaq listing criteria, including the timely filing of annual and quarterly reports. There can be no assurance the Panel will grant our request for continued listing. Removal of our common stock from listing on the Nasdaq National Market would have an adverse impact on the trading price and liquidity of our common stock.

If our common stock continues to trade below $1.00, we may subject to delisting from Nasdaq notwithstanding the filing of this Form 10-Q.

     One of the requirements for continued listing on the Nasdaq National Market is maintaining a minimum bid price of $1.00 per share. The highest bid price for our common stock on June 14, 2002 was $0.95. If the bid price per share for our common stock is less than $1.00 for a period of 30 consecutive business days, our shares may be subject to delisting from the Nasdaq National Market following a 90 day notice period during which we may avoid delisting by maintaining a minimum closing bid price per share of $1.00 or above for a minimum period of 10 consecutive business days. Removal of our common stock from listing on the Nasdaq National Market would have an adverse impact on the trading price and liquidity of our common stock.

We have recently experienced substantial changes in our management team, and there is no guarantee that the new management team will be able to successfully manage our business.

     On May 3, 2002, the Board terminated the employment of Steven V. Cotton, our former Chief Operating Officer and Chief Financial Officer. On May 6, 2002, the Board appointed James Kerrigan as Interim Chief Financial Officer, and eliminated the position of Chief Operating Officer. On May 29, 2002, Fred Thiel, our former President and Chief Executive Officer, and Bernhard Bruscha, our former Chairman, tendered their resignations to the Board. The Board accepted the resignations. Mr. Thiel was offered, and he accepted, a newly created position of Chief Technology and Strategy Officer. The Board subsequently elected Mr. Marc H. Nussbaum to the position of Interim CEO and President. The new management team may lack the experience with Lantronix, our industry and our products to be able to quickly return Lantronix to the path of profitability.

Due to the decrease in our stock price, changes in management and related matters, it may be difficult for us to retain our key employees or hire any additional skilled personnel necessary to grow our business.

     The growth of our business and our financial performance depends substantially on the performance of our executive officers and key employees. We are dependent in particular on Marc H. Nussbaum, who serves as our Interim President and Chief Executive Officer, and James Kerrigan, who serves as our Interim Chief Financial Officer. We are also dependent upon our technical personnel, due to the specialized technical nature of our business.

     Equity incentives in the form of stock options have been an important tool for us in retaining key personnel. However, due to the decrease in the market price for common stock over the past several months, many of our employees hold stock options with exercise prices well above our current trading price. These "out-of-the-money" options may currently be perceived by our employees as having little value. In addition, given the recent management changes and other matters, key employees may determine that better opportunities exist elsewhere. If we lose the services of any of our key personnel and are not able to find replacements in a timely manner, our business could be disrupted, other key personnel might decide to leave, and we might incur increased operating expenses associated with finding and compensating replacements.

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

     We have in the past and intend to continue in the future to acquire businesses, client lists, products or technologies that we believe complement or expand our existing business. In October 1998, we acquired ProNet GmbH, a German supplier of industrial application Device Server technology. In December 2000, we acquired USSC, a company that provides software solutions for use in embedded technology applications. In June 2001, we acquired Lightwave, a company that provides console management solutions. In October 2001, we acquired Synergetic, a provider of embedded network communication solutions. In January 2002, we acquired Premise, a developer of client-side software applications. We have just signed a Letter of Intent to acquire Stallion Technologies, a provider of terminal server and multiport products. These acquisitions have, and future acquisitions will, present us with a number of difficulties, not all of which we can successfully address. These difficulties include:

     .    assimilating the operations and employees of acquired companies;

     . diversion of our management's attention from ongoing business concerns;

     . our inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

     .    additional expense associated with amortization of acquired assets;

     .    maintenance of uniform standards, controls, procedures and policies;

     . impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees; and

     .    disputes with former owners of acquired companies.

     Any acquisition or investment could result in the incurrence of debt and the loss of key employees. Moreover, we often assume specified liabilities of the companies we acquire. Some of these liabilities, such as environmental and tort liabilities, are difficult or impossible to quantify. If we do not receive adequate indemnification for these liabilities our business may be harmed. In addition, acquisitions are likely to result in a dilutive issuance of equity securities. For example, we issued common stock and assumed options to acquire our common stock in connection with our acquisitions of USSC, Lightwave, Synergetic and Premise. We cannot assure you that any acquisitions or acquired businesses, client lists, products or technologies associated therewith will generate sufficient net revenues to offset the associated costs of the acquisitions or will not result in other adverse effects. Moreover, from time to time we may enter into negotiations for the acquisition of businesses, client lists, products or technologies, but be unable or unwilling to consummate the acquisition under consideration. This could cause significant diversion of managerial attention and out of pocket expenses to us. We could also be exposed to litigation as a result of an unconsummated acquisition, including claims that we failed to negotiate in good faith, misappropriated confidential information or other claims.

     In addition, from time to time we intend to invest in businesses that we believe present attractive investment opportunities, or provide other synergetic benefits. In September and October 2001, we paid an aggregate of $3.0 million to Xanboo for convertible promissory notes, which have converted, in accordance with their terms, into Xanboo preferred stock. In addition, the Company purchased an additional $4.0 million of preferred stock of Xanboo. The Company currently holds an 18.7% ownership interest in Xanboo. These investments are speculative in nature, and there is a significant chance we will lose part or all of our investments.

Certain holders of our common stock have demanded that we compensate them for an alleged failure on our part to honor their registration rights with respect to their shares.

     We have received an informal notice from several holders of our common shares stock that were issued in connection with our acquisition of Lightwave. The shares were issued to the holders in a private transaction not registered under the Securities Act of 1933, and therefore could not be sold by the stockholders without a valid registration statement. The stockholders allege that we failed to honor their rights to have the shares registered and that they were therefore precluded from selling the shares. The stockholders are seeking compensation of up to $2.1 million, based on the proceeds they might have received had they been able to sell their shares into the market when the market price of our common stock was higher.

We primarily depend on a small number of third-party manufacturers to manufacture all of our products, which reduces our control over the manufacturing process. If these manufacturers are unable or unwilling to manufacture our products at the quality and quantity we request, our business could be harmed and our stock price could decline.

     We primarily outsource our Systems Management product manufacturing to three third-party manufacturers, APW, Inc., Irvine Electronics and Uniprecision. We outsource all of our chip manufacturing to Atmel. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

     . reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

     .    lack of guaranteed production capacity or product supply; and

     . reliance on third-party manufacturers to maintain competitive manufacturing technologies, which may result in increased risk of product defects.

     Our agreements with these manufacturers provide for services on a purchase-order basis. If our manufacturers were to become unable or unwilling to continue to manufacture our products in required volumes, at acceptable quality, quantity, yields and costs, or in a timely manner, our business would be seriously harmed. We may also experience unforeseen problems as we attempt to transition a significant portion of our manufacturing requirements to Uniprecision, a company located in the People's Republic of China. We do not have a significant operating history with this entity and if this entity is unable to provide us with satisfactory service, or we are unable to successfully complete the transition, our operations could be interrupted. As discussed above, we have experienced manufacturing problems with Atmel, and while we believe that those problems have now been resolved, we could experience other chip fabrication problems.

     As a result of any or all of the foregoing, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. In addition, a natural disaster could disrupt our manufacturers' facilities and could inhibit our manufacturers' ability to provide us with manufacturing capacity on a timely basis, or at all. If this were to occur, we likely would be unable to fill customers' existing orders or accept new orders for our products. The resulting decline in net revenues would harm our business. In addition, we are responsible for forecasting the demand for our individual products by regional location. These forecasts are used by our contract manufacturers to procure raw materials and manufacture our finished goods. If we forecast demand too high, we may invest too much cash in inventory and we may be forced to take a write-down of our inventory balance, which would reduce our earnings. If our forecast is too low for one or more products, we may be required to pay expedite charges which would increase our cost of sales or we may be unable to fulfill customer orders thus reducing net revenues and therefore earnings.

We are dependent on a small number of customers and distributors for a large portion of our sales. If a major customer or distributor were to discontinue its relationship or cancel or reduce its purchases, our business would be adversely affected.

       Our top five customers accounted for 37.1% and our top ten customers accounted for 44.0% of our net revenues for the nine months ended March 31, 2002. Sales by Tech Data and Ingram Micro, domestic distributors, accounted for 10.9% and 12.8% of our net revenues for the nine months ended March 31, 2002, respectively. The number and timing of sales by our distributors have been difficult for us to predict. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace and the growth of our business could be harmed.

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

The average selling prices of our products may decrease, which could reduce our gross margins.

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

       Since 1993, net revenues from our legacy products have accounted for a significant portion of our net revenues but have declined significantly recently. For example, revenues from our legacy products were approximately $2.2 million or 4.7% of our net revenues, compared to $2.9 million or 7.9% of our total net revenues for the nine months ended March 31, 2002 and 2001, respectively. We anticipate that net revenues from our legacy products will continue to decline in the future as we plan to continue to focus on the development of our current Device Server and Multiport Device Server product lines. We do not know if this transition in product development will be successful. We do not know whether our new product lines will be accepted by our current and future target markets to the extent we anticipate. If the expected decline in net revenues attributable to our legacy products is not offset by increases in net revenues from our Device Server and Multiport Device Server lines of product, our business could be harmed.

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

Our intellectual property protection may be limited.

       We have only recently begun to rely on patents to protect our proprietary rights. We have traditionally relied on a combination of other laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions that we have taken:

       . laws and contractual restrictions might not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

       . other companies might claim common law trademark rights based upon use that precede the registration of our marks;

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

We are currently involved in litigation over proprietary rights, which could be costly and time consuming.

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

       We have in the past received letters claiming that our products infringe upon patents or other intellectual property of third parties, and we may receive more such claims in the future. On July 3, 2001, Digi International, Inc. filed a complaint in the United States District Court for the district of Minnesota claiming patent infringement and alleging that Lantronix directly and/or indirectly infringes upon Digi's U.S. Patent No. 6,047,319 by making, using, selling, and/or offering for sale certain of Lantronix's Multiport device servers, including the ETS line of products, coupled with a device driver called the Comm Port Redirector Software. Digi alleges that Lantronix has willfully and intentionally infringed Digi's patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorneys fees, interest and costs. On August 17, 2001, Lantronix filed its answer to the complaint, asserting affirmative defenses, and counterclaiming for a declaratory judgment that the patent in issue is invalid. The case is in the discovery stage, and the Court has tentatively set the matter for trial in June 2003.

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

       In addition, from time to time we could encounter other disputes over rights and obligations concerning intellectual property. We cannot assume that we will prevail in intellectual property disputes regarding infringement, misappropriation or other disputes. Litigation in which we are accused of infringement or misappropriation might cause a delay in the introduction of new products, require us to develop non-infringing technology, require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all, or require us to pay substantial damages, including treble damages if we are held to have willfully infringed. In addition, we have obligations to indemnify certain of our customers under some circumstances for infringement of third-party intellectual property rights. If any claims from third parties were to require us to indemnify customers under our agreements, the costs could be substantial, and our business could be harmed. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

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

Terrorist attacks or threats of attacks, and business interruptions caused by such attacks, natural disasters and electrical blackouts in the state of California could adversely affect our business.

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

       We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the nine months ended March 31, 2002, research and development expenses comprised 13.6% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development.

Stock-based compensation will negatively affect our future reported operating results.

       We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred compensation net of forfeitures within stockholders' equity of $362,000 for the nine months ended March 31, 2002 and a total of $14.2 million of deferred compensation through fiscal 2001, which is being amortized over the vesting period of the related stock options, which is generally four years. A balance of $7.0 million remains at March 31, 2002 and will be amortized as follows: $737,000 in the remainder of fiscal 2002, $2.7 million in fiscal 2003, $2.2 million in fiscal 2004, $1.2 million in fiscal 2005, and $170,000 in fiscal 2006.

       The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares. The amount of stock-based compensation amortization in future periods could decrease if options for which accrued, but unvested deferred compensation has been recorded are forfeited.

Because we are dependent on international sales for a substantial amount of our sales, we face the risks of international business and associated currency fluctuations, which might adversely affect our operating results.

       Net revenues from international sales represented 15.9% and 32.6% of net revenues for the nine months ended March 31, 2002 and 2001, respectively. Net revenues from Europe represented 13.1% and 28.2% of our net revenues for the nine months ended March 30, 2002 and 2001, respectively.

       We expect that international revenues will increase as a percentage of our net revenues in the foreseeable future. Doing business internationally involves greater expense and many additional risks. Our international operations require significant attention from our management and substantial financial resources. We do not know whether our investments in other countries will produce desired levels of net revenues or profitability. For example, because the products we sell abroad and the products and services we buy abroad are priced in foreign currencies, we are affected by fluctuating exchange rates. In the past, we have from time to time lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we face other risks of doing business internationally, including:

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

The market for our products is new and rapidly evolving. If we are not able to develop or enhance our products to respond to changing market conditions, our business will suffer.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

       Interest Rate Risk. Our exposure to interest rate risk is limited to the exposure related to our cash, cash equivalents, short-term investments and our credit facilities, which are tied to market interest rates. As of March 31, 2002, we had cash, cash equivalents and short-term investments of $40.9 million, which consisted of both domestic and foreign cash, cash equivalents and short-term investments. We believe our cash equivalents and short-term investments would decline in value by only insignificant amounts if interest rates increase, and therefore, such change in value would not have a material effect on our consolidated financial condition or results of operations.

       Foreign Currency Risk. We buy and sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

       Investment Risk. At March 31, 2002, our investment in a privately held development stage company totaled $7.0 million. This investment is inherently risky as the market for the technologies or products under development are typically in the early stages and may never materialize. We could lose our entire initial investment in this company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Patent Infringement Suit

        From time to time, we have received letters claiming that their products infringe upon patents or other intellectual property of third-parties. On July 3, 2001, Digi International, Inc., filed a complaint in the United States District Court for the district of Minnesota claiming patent infringement and alleging that Lantronix directly and/or indirectly infringes upon Digi's U.S. Patent No. 6,047,319 by making, using, selling and or offering for sale certain of Lantronix's Multiport device servers, including the ETS line of products, coupled with a device driver called the Comm Port Redirector Software. Digi alleges that we have willfully and intentionally infringed Digi's patent, and our complaint seeks injunctive relief as well as unspecified damages, treble damages, attorney's fees, interest and costs. On August 17, 2001, we filed our answer to the complaint, asserting affirmative defenses, and counterclaiming for a declaratory judgment that the patent in issue is invalid. The case is in the discovery stage, and the Court has tentatively set the matter for trial in June 2003. Based on the facts known to date, we believe that the claims are without merit and intend to vigorously defend the suit.

        Securities Suits

        On May 15, 2002, a class action complaint entitled Bachman v. Lantronix, Inc., et al. was filed in the U.S. District Court for the Central District of California against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Subsequently, two similar actions were filed in the same court: Fitzgearl v. Lantronix, Inc., et al. and Anderson v. Lantronix, Inc., et al. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 25, 2001 through May 30, 2002, inclusive.

        The complaints allege that the defendants caused us to improperly recognize revenue and made false and misleading statements about our business. Plaintiffs further allege that we materially overstated our reported financial results, thereby inflating the our stock price during its Secondary Offering in July 2001, as well facilitating the use of our stock as consideration in acquisitions. The complaints do not specify the amount of damages sought. We are currently investigating the allegations in the complaints. There has been no discovery to date, and no trial date has been established. An adverse judgment or settlement of these lawsuits could have a significant impact on our future financial condition or results of operations. We anticipate that all of these actions will ultimately be consolidated into one action and that a consolidated amended complaint will be filed after the appointment of Lead Plaintiff(s). We have not yet responded to any of the complaints, and discovery has not commenced.

        Employment Litigation

        Cathy Vicari ("Vicari") claims damages in the approximate amount of $850,000. Vicari asserts claims of Sex and Medical Leave Disability Discrimination, Intentional Infliction of Emotional Distress, Negligence, Breach of employment Contract, and Wrongful termination in Violation of Public Policy. We filed a Motion for Summary Judgment, which was argued on April 1, 2002. We and our counsel believe Vicari's claims to be groundless, and continue to vigorously defend each of them.

        We are also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

        The pending lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. Although we currently believe the outcome of outstanding legal proceedings, claims and litigation we are involved in will not have a material adverse effect on our business, results of operations and financial condition taken as a whole, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. We are unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the unaudited condensed consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

        On January 11, 2002, we completed the acquisition of Premise, a developer of client--side software applications. Prior to the acquisition we held shares of Premise representing 19.9% ownership and in addition held notes receivable of $1.2 million. We agreed to issue an aggregate of 1,063,371 shares of its common stock in exchange for all remaining outstanding shares of Premise common stock and reserved 875,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Premise. Pursuant to the acquisition agreement, 106,337 of such shares will be held in escrow to secure certain indemnification obligations, and 531,686 of such shares will be held in escrow pending achievement of certain performance obligations. We intend to issue these shares on or around February 18, 2002. The transaction was exempt from registration pursuant to section 4 (2) of the Securities Act of 1933, as amended. In connection with the acquisition, we expect to record a one-time charge for purchased in-process research and development expenses related to the acquisition in our fourth fiscal quarter ending June 30, 2002.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number    Description of Document
------    -----------------------

2.1 Agreement and Plan of Reorganization dated March 21, 2001, as amended and restated on January 7, 2002 by and among Lantronix, Inc., Premise Acquisition Corporation, Premise Systems, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K filed January 25, 2002).

(b) Reports on Form 8-K

Date                          Items Reported On
----                          -----------------
June 7, 2002                  Management changes update on internal review,
                              agreement with Gordian, Inc., and shareholder
                              lawsuits filed against Lantronix.
May 7, 2002                   Termination of former Chief Operating Officer/
                              Chief Financial Officer.
January 25, 2002              Acquisition of Premise Systems, Inc.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Act of 1934, as amended, Lantronix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 24th day of June, 2002.

                                 LANTRONIX, INC.

                                 By:       /s/ James Kerrigan
                                    ---------------------------------------
                                              James Kerrigan
                                      Interim Chief Financial Officer