Form 10-K
period 2002-06-30
LANTRONIX INC
filed 2002-10-08
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________ to ________

Commission File Number 1-16027

LANTRONIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0362767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15353 Barranca Parkway, Irvine, California 92618
(Address of principal executive offices)

(949) 453-3990
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☐     No ☒

As of September 27, 2002, there were 54,433,953 shares of the Registrant’s common stock outstanding, and the aggregate market value of shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ National Market on September 27, 2002) was approximately $14.9 million. Shares of the Registrant’s common stock held by each executive officer, director and holder of five percent or more of the Registrant’s common stock as of September 27, 2002 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Lantronix, Inc. Annual Meeting of Stockholders scheduled to be held on November 12, 2002 are incorporated by reference into Part II and Part III of this Form 10-K.

Certain exhibits filed in connection with the Lantronix, Inc. Registration Statement on Form S-1, originally filed May 19, 2000, and Registration Statement on Form S-1, originally filed June 13, 2001, are incorporated by reference into Part IV of this Form 10-K.

LANTRONIX, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2002

FORWARD-LOOKING STATEMENTS

THIS DOCUMENT CONTAINS STATEMENTS THAT ARE NOT HISTORICAL FACTS BUT ARE FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL DEVELOPMENTS, NEW PRODUCTS, ENGINEERING AND DEVELOPMENT ACTIVITIES AND SIMILAR MATTERS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS “INTENDED,” “EXPECTS,” “ANTICIPATES” AND “IS (OR ARE) EXPECTED (OR ANTICIPATED).” THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS CONCERNING INDUSTRY TRENDS, ANTICIPATED DEMAND FOR OUR PRODUCTS, THE IMPACT OF PENDING LITIGATION, OUR STRATEGY, THE FUTURE BENEFITS OF OUR ACQUISITIONS, INCLUDING THE BENEFITS OF USING THE TECHNOLOGY DEVELOPED BY THE COMPANIES WE ACQUIRE IN OUR EXISTING PRODUCT LINE AND THE POSSIBLE SALES OF OUR PRODUCTS TO THE ACQUIRED COMPANIES’ EXISTING CUSTOMERS, THE POSSIBILITY OF FUTURE INVESTMENTS OR ACQUISITIONS, FUTURE CUSTOMER AND SALES DEVELOPMENTS, MANUFACTURING FORECASTS, INCLUDING THE POTENTIAL BENEFITS OF OUR CONTRACT MANUFACTURERS SOURCING AND SUPPLYING RAW MATERIALS, COMPONENTS AND INTEGRATED CIRCUITS, THE POSSIBILITY OF AN EXPANDING ROLE FOR ORIGINAL EQUIPMENT MANUFACTURERS IN OUR BUSINESS, THE FUTURE COST AND POTENTIAL BENEFITS OF OUR RESEARCH AND DEVELOPMENT EFFORTS, AND LIQUIDITY AND CASH RESOURCES FORECASTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND OUR STOCKHOLDERS SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-K, INCLUDING FACTORS THAT MAY AFFECT FUTURE RESULTS. WE MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN OUR REPORTS TO STOCKHOLDERS. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE FROM TIME TO TIME BY US OR ON OUR BEHALF.

PART I

ITEM 1.    BUSINESS

Overview

Lantronix, Inc. (“Lantronix” or “we” or “us”) designs, develops and markets products and software solutions that make it possible to access, manage, control and configure almost any electronic device over the Internet or other networks. We are a leader in providing innovative networking solutions. We were initially formed as “Lantronix,” a California corporation, in June 1989. We reincorporated as “Lantronix, Inc.,” a Delaware corporation in May 2000.

We have a history of providing devices that enable information technology (IT) equipment to network using standard protocols for connectivity, including fiber optic, Ethernet and wireless. Our first product was a terminal server that allowed “dumb” terminals to connect to a network. Building on the success of our terminal servers, we introduced a complete line of print servers in 1991 that enabled users to inexpensively share printers over a network. Over the years, we have continually refined our core technology and have developed additional innovative networking solutions that expand upon the business of providing our customers network connectivity. We provide three broad categories of products: “device servers,” that enable almost any electronic device to be connected to a network; “multiport device solutions,” that enable multiple devices—usually network computing devices such as servers, routers, switches, and similar equipment to be managed over a network; and software—software that is either embedded in the hardware devices that are mentioned above, or stand-alone application software.

Today, our solutions include fully integrated hardware and software products, as well as software tools to develop related customer applications. Because we deal with network connectivity, we have provided products to extremely broad market segments, including industrial, medical, commercial, financial, governmental, retail, building and home automation, and many more. Our technology is used with devices such as networking routers, medical instruments, manufacturing equipment, bar code scanners, building HVAC systems, elevators, process control equipment, vending machines, thermostats, security cameras, temperature sensors, card readers, point of sale terminals, time clocks, and virtually any device that has some form of standard data control capability. Our current product offerings include a wide range of hardware devices of varying size, packaging and, where appropriate, software solutions that allow our customers to network-enable virtually any electronic device.

We sell products through a global network of distributors, systems integrators, value-added resellers (VARs), manufacturers’ representatives and original equipment manufacturers (OEMs). In addition, we sell directly to selected accounts.

Our common stock is currently traded on The Nasdaq National Market under the symbol LTRX. We intend to apply to transfer the listing of our Common Stock to The Nasdaq SmallCap Market on or before October 17, 2002. Our worldwide headquarters are located in Irvine, California and we have offices throughout the U.S. and worldwide, including Switzerland, Germany, France and Hong Kong.

Our Strategy

Our business strategy is based on our proven capability to develop fully integrated networking solutions that increase the value of our customer’s products by making it easy to take advantage of features that can be made available when these products are network-enabled. This strategy is accomplished by providing our customers with hardware and software that connect devices and systems to a network, and intelligently manages and controls them. Through our 13 years of networking expertise, knowledge of industry trends, and our capability to develop solutions based on open industry standards, we have been able to anticipate our customers’ networking technology requirements and to offer solutions that enable them to achieve their connectivity objectives. By providing a complete solution of hardware and integrated software, we have been able to provide “turnkey” solutions, eliminating the need for our customers to build expensive design and manufacturing expertise in-house. This results in savings to the customer both in terms of financial investment, and in time.

Our fully integrated hardware, software, and applications development tools have enabled us to become a technology and industry leader. While our solutions could address practically any application, we have focused on the following key areas:

•
Device Networking—We offer an array of embedded and external device networking solutions that enable manufacturers of electro-mechanical devices to add network connectivity, manageability, and control to their devices. Our customers’ devices originate from a wide variety of industries, including such devices as blood analyzers that relay critical patient information directly to a hospital’s information system, to simple devices such as audio/visual equipment to improve how these devices are managed and controlled.

•
Information Technology Management—We manufacture off-the-shelf products that enable IT professionals to remotely manage network infrastructure equipment and large groups of servers. Our multiport device and console management systems solutions provide a comprehensive solution to the command and control of today’s network infrastructure.

•
Residential/Building Automation—Our advanced home and building management solutions link security, lighting, air conditioning and other systems together by providing the necessary tools to more efficiently manage an entire home or building, or even a complex of buildings such as a college campus. Over the past several years, our capability has grown from simply providing hardware devices to link the air conditioners, lighting, and other systems to a network, to now include an entire software platform that is the basis for much more extensive command and control systems.

•	Industrial Automation—We sell specialized products for the industrial automation market to connect factory equipment to a network, as well as monitor and control systems.

Recent Acquisitions and Investments

We have completed a number of acquisitions and investments since our initial public offering in August 2000, the purpose of which is to expand our product offerings, increase our technology base and provide a foundation for future growth. In December 2000, we completed the acquisition of United States Software Corporation (“USSC”), a developer of a software operating system, protocol stacks and an application development environment for embedded technology.

In June 2001, we completed the acquisition of Lightwave Communications, Inc., (“Lightwave”), a developer of console management products, visualization (matrix switches), and keyboard, video and mouse (“KVM”) switches.

In October 2001, we completed the acquisition of Synergetic Micro Systems, Inc. (“Synergetic”), a provider of high performance embedded network communication solutions that complement our external device products.

In January 2002, we completed the acquisition of Premise Systems, Inc. (“Premise”), a developer of client-side software applications that complement our device networking products by providing superior management and control capabilities for devices that have been network and internet enabled. Premise software enables us to expand our offering into the residential and building management markets as a technology leader.

In September and October 2001, we acquired a minority interest in Xanboo Inc. (“Xanboo”) through a cash investment. Xanboo, a privately-held company, develops technology that allows users to control, command and view their home or business remotely over the Internet.

In August 2002, we completed the acquisition of Stallion Technologies PTY, LTD (“Stallion”), an Australian company that provides terminal servers and multiport products. Stallion products are complementary to our existing product line. In addition to the products acquired, we obtained intellectual property and patents that strengthen our technology base.

Products

Device Networking Solutions

We provide manufacturers, integrators, and users with complete device networking solutions that include all the necessary technology required for products to be connected, managed and controlled over networks using standard protocols for connectivity, including fiber optic, Ethernet and wireless. As common, everyday devices such as lighting, security and audio/visual systems leverage the power of network connectivity, manufacturers and users are realizing the benefits of device networking. Our device networking solutions dramatically shorten a manufacturer’s development time to implement network connectivity, significantly speed time-to-market with competitive advantages of new features, and greatly reduce engineering and marketing risks. Our hardware solutions include integrated circuits (ICs), embedded boards (completed boards with electronic components and the necessary connectors and software that is mounted within a customer’s product), and external hardware modules (with single, multi- or wireless ports), as well as the related real-time operating system and application software that is required to make the devices effective. We also offer application- and industry-specific solutions such as industrial device servers, network time servers and print servers.

Our device servers allow a wide range of equipment to be quickly network-enabled without the need for intermediary gateways, workstations, or PCs. This distributed computing approach significantly improves the reliability and up-time of the network. Our device servers also eliminate the high cost of ownership associated with PCs and workstations needed when device server technology is not used. Our device servers contain high-performance processors capable of not only controlling the attached device, but are also capable of accumulating data and status. Such data can then be formatted by the device server and presented to users via the built in Web server, SNMP, e-mail, etc. Device servers are easy to manage using any standard Web browser, due to a built-in HTTP server and powerful Java technology.

We recently announced a line of device servers based on our new DSTni chip, which is a single chip solution providing the key elements of network connectivity in a highly integrated form. As of June 30, 2002, we have not recognized revenue from this product.

Multiport Device Solutions

Our multiport device solutions provide IT professionals with the tools they need to remotely manage computer network hardware and software systems. Our terminal servers provide simple and cost-effective network connectivity.

IT professionals use our multiport device solutions to monitor and run their systems to assure the performance and availability of critical business information systems, network infrastructure, and telecommunications equipment. The equipment they manage includes routers, switches, servers, phone switches and public branch exchanges (PBXs) that are often located in remote or inaccessible locations.

Our console servers provide systems administrators and network managers a way to connect with their remote equipment through a universal interface, called a console port, helping them work more efficiently, without having to leave their desk or office. With remote access, system downtime and its impact on business is minimized. Our console servers provide IT professionals with peace-of-mind, through extensive security features and provisions for dial-in access via modem (“out of band” connectivity) in case the network is not available.

We offer console management software that automates many of the tasks related to managing IT equipment. Installed on a central server, this software monitors remote systems, alerts appropriate personnel when trouble is detected and provides them with many of the tools they need to quickly and efficiently diagnose and correct problems through a conventional Web browser.

We also design and manufacture KVM switches and KVM extension systems. KVM products enable a single keyboard, monitor and mouse to be switched between multiple computers, providing immediate access and control from a single location. Our visualization products are a mixture of matrix hubs, KVM switches and KVM extension devices. These products provide a valuable solution for extending and sharing audio, video, keyboard and mouse signals among many users and over large distances without loss of resolution.

Print Servers and Other Legacy Products

We began our business by providing print servers that connect various printers to a network for shared printing tasks. Over the years, we have updated and continue to provide print servers that work with a myriad of operating systems and network configurations.

Embedded Software and Operating Systems Capability

As part of our hardware offering, as well as separately, we offer embedded software solutions that span a variety of applications. In addition to providing the enabling technology to make our device servers and multiport device solutions complete, we provide software components that are used in a variety of consumer and business products, including devices such as mobile phones, medical devices, process controllers, and network routers and switches. Our SuperTask!® Real Time Operating System (RTOS) allows manufacturers to meet their high performance requirements with minimum code size requirements. Implementing and debugging these systems is made easier with our advanced embedded system development environment. We derive license fees from such software when licensed to third parties, rather than being embedded software within our own products.

We believe that an important competitive advantage is the flexible, modular design of our software products. This design maximizes the capability of our products to respond to new market conditions and accommodate new technologies as they emerge.

Software Application Solutions

We produce software application solutions targeted at the residential and building automation markets. These markets are emerging and fragmented, with numerous providers and a wide range of products and services. Our current product offering, Premise SYS® software, is a PC-based system that controls items such as audio, video, home theater systems, lighting, motorized drapes, heating and air conditioning units, closed circuit cameras, security systems, and other home electronic equipment. Premise SYS can be used to manage and play digital media. Although an emerging market and although we have not realized significant revenues for this software through June 30, 2002, our solution has received significant recognition in its marketplace. Our technology that is currently incorporated into the home and building automation application can also be adapted to provide software solutions that can be used in other products, such as our multiport device solutions.

The following are approximate revenues for these categories:

		Net Revenues for the Years Ended
Product Family	Primary Product Function	June 30, 2002	June 30, 2001	June 30, 2000
		(in millions)
Device servers	Enable almost any electronic	$31.4	$31.8	$24.2
(including software)	device to become network-enabled.
Multiport device solutions (including software)	Network-enabled, allowing the user to control the devices by way of the Internet using a wide range of network protocols. This category also includes console servers, visualization and KVM products.	$23.9	$14.0	$10.9
Print servers and other legacy business	Allow multiple users to share network printers	$2.3	$3.2	$9.9

Financial Accounting Standards Board (“FASB”) Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for disclosures about operating segments in annual consolidated financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in one segment, networking and Internet connectivity.

Customers

Distributors

Our principal customers are our distributors, who are the source of our highest percentage of net revenues. Distributors resell our products to a wide variety of customers including consumers, corporate customers, value added resellers, etc. We sell to a group of eight major distributors, who operate, in some cases, from multiple warehouses. Our major distributors in the U.S. include: Ingram Micro, Tech Data, KMJ Communications and Arrow Electronics, Inc. In Europe, we distribute directly from a public warehouse located in Belgium which services, in part, the following major distributors: transtec AG, Atlantik Systems GmbH, Astradis Elecktronik GmbH and Lightwave Communications GmbH (not affiliated with Lightwave or Lantronix).

OEM Manufacturers

We have established a broad range of OEM electro-mechanical manufacturing customers in various industries such as industrial automation, medical, security, building automation, consumer and audio/visual. Our OEM customers typically lack the expertise or resources to develop hardware and software required to introduce network solutions to their end users in a timely manner. To shorten the development cycle to add network connectivity to a product, OEMs can use our external devices to network-enable their installed base of products, while board-level solutions, chips and embedded software is typically used in new product designs. Our capabilities and hardware and software solutions enable OEMs to focus on their core competencies, resulting in reduced research and development costs, fewer integration problems, and faster time to market.

End User Businesses

We have established a broad range of end user customers in various businesses such as airports, retail, universities/education, manufacturing, healthcare/hospitals and financial/banking. End-user businesses require solutions that are simple to install, setup, and operate, and can provide immediate results. Generally, these customers have requirements to connect a diverse range of devices and equipment, without modifying existing software and systems.

Our external devices solutions enable end users to quickly, securely, and easily connect their devices and equipment to networks, extending the life of existing investments without having to change business processes. In support of these customers, we provide a number of programs including telephone-based sales and technical support as well as a wide array of Internet-based resources. We maintain a field sales force and network of value-added resellers and system integrators throughout the world to call on IT departments and decision-makers within the end user accounts. In many cases, the customer simply has to call in to obtain assistance in identifying which networking device would be most appropriate for its need. After buying the devices from us or one of our distributors, a customer often only has to plug a cable from the device to be managed to our external device, and then plug our device into their network.

Consumer Market

We have made a strategic entry into the consumer networking market. The networking of consumer products and services will impact the value of broadband and entertainment services delivered to the home as well as create demand for newly emerging classes of computer, networking, and consumer electronics products.

We believe the consumer networking market will develop very differently from the enterprise local area network market. We believe the home network will evolve steadily to encompass entertainment, communications, security, convenience, and control applications. We expect the key applications driving consumer networking adoption to include distribution of digital music and video, IP-based telephony, security and the automation of home appliances. In support of these customer and home integrator needs, we have developed our Premise SYS software. We maintain field sales specialists, a network of home integrators, and are developing products for a retail channel to serve and support the consumer.

See those sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in Part II of this Form 10-K and Note 15 to the Notes to Consolidated Financial Statements for information regarding the geographic distribution of our net revenues for the years ended June 30, 2002, 2001 and 2000 and information regarding each customer whose sales constitute 10% or more of our consolidated net revenues.

Sales and Marketing

We maintain both an inside and a field sales force. We are also represented by manufacturer’s representatives throughout the world who call on engineering design and product management teams. We develop marketing programs, products, tools and services specifically geared to meet the needs of our targeted customers. Our sales and marketing force consisted of 89 employees as of June 30, 2002, and 118 employees as of June 30, 2001.

We believe that this direct distribution and multi-channel approach provides several advantages. We can engage the customers and end users through their channel of choice, making our solution available from a variety of sources.

Our embedded and external device networking solutions are principally sold direct to manufacturers by our worldwide OEM sales force and through our group of manufacturer’s representatives. We have recently expanded our use of manufacturer’s representatives, leveraging their established relationships to bring our device networking solutions to a greater number of customers within the OEM market.

We market and sell our line of console management solutions, application software and select external device networking solutions through information technology resellers, and industry-specific system integrators and directly to end-user organizations. Resellers and integrators will often obtain our products through distributors such as Ingram Micro, Tech Data and Atlantik Systems GmbH. These distributors supply our products to a broad range of value-added resellers, system integrators, direct marketers, government resellers and e-commerce resellers. In turn, these distributor customers market, sell, install and, in most cases, support our solution to the end users. We are expanding our use of cost-effective, indirect channels for basic offerings and will focus our direct end-user sales force for our more advanced technologies and solution selling.

We are expanding our market coverage with use of retail distributors for our solutions that are targeted at the consumer market.

Manufacturing

Our manufacturing strategy is to produce reliable, high quality products at competitive prices and to achieve on-time delivery to our customers. To achieve this strategy, we generally contract with others for the manufacturing of our products. This practice enables us to concentrate our resources on the design, engineering and marketing of our products where we believe we have greater competitive advantages. Recently, we have manufactured some of our multiport console solutions and KVM products in our Milford, Connecticut manufacturing facility, but are in the process of moving those products to contract manufacturers.

We have agreements with multiple contract manufacturers. Our contract manufacturers are located in and around Irvine, California; Sacramento, California; and Dong guan, China. Under these agreements, the manufacturers source and supply raw materials, components and integrated circuits in accordance with our pre-determined specifications and forecasts, and perform final assembly, functional testing and quality control. We believe that this arrangement decreases our working capital requirements and provides better raw material and component pricing, enhancing our gross and operating margins. Please see “Risk Factors” for a discussion of the risks associated with contract manufacturing.

Research and Development

Our research and development efforts are focused on the development of technology and products that will enhance our position in our markets. Products are developed in-house and through outside research and development resources. We employed 67 employees in our research and development organization as of June 30, 2002 and 51 employees as of June 30, 2001. Our research and development expenses were $9.2 million (excluding $1.0 million of acquired in-process research and development) for the year ended June 30, 2002, $4.5 million (excluding $2.6 million of acquired in-process research and development) for the year ended June 30, 2001 and $3.2 million for the year ended June 30, 2000.

Industry Partners

In keeping with our business strategy, we have engaged a portfolio of partners, consortiums, and standards committees in an effort to provide the most complete networking solutions to our customers. We are an active member of many leading professional and industry associations. Membership in these associations provides us with a voice in the development of future standards that are vital to our customers. Industry associations also provide much needed standardization in specific technology areas and ensure that customers benefit from interoperable products regardless of vendor. To enhance our software products, for example, we embrace open standards-based systems, and participate in the development of these standards.

Software Developer Relations

Recruiting and informing third-party software developers is an integral part of our ongoing strategy. We encourage, enable, and support programmers to develop vertical applications using our hardware, firmware, and software products. With their help and investment in creating additional applications and markets for our products, we secure a defensible market position and loyal customers in the process.

Competition

The markets in which we compete are dynamic and highly competitive. We expect competition to intensify in the future. Our current and potential competitors include the following:

•	companies with network-enabling technologies, such as Avocent, Echelon, JUMPtec, Moxa, Digi, Cyclades and Wind River;

•	companies in the automation industries, such as Schneider and Siemens;

•	companies with significant networking expertise and research and development resources, including Cisco Systems, IBM, Lucent Technologies; and

•	home monitoring companies such as ADT, Brinks, or Pittston.

The principal competitive factors that affect the market for our products are:

•	product quality, technological innovation, compatibility with standards and protocols, reliability, functionality, ease of use, and compatibility; and

•	price of our products; and potential customers’ awareness and perception of our products as well as network-enabling technologies.

Much of our technology can be reproduced by our competitors without royalties or license fees and could compete with our offerings. In addition, there is a risk that our customers or new entrants to the market could develop and market their own solutions without paying a fee to us.

Intellectual Property Rights

We have developed proprietary methodologies, tools, processes and software in connection with delivering our services. We have not historically relied on patents to protect our proprietary rights, although we have recently begun to build a patent portfolio. We have historically relied on a combination of copyright, trademark, trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses to establish and protect our proprietary rights. As of June 30, 2002, we have had two patents issued in the United States and one patent issued in Germany.

Trade secret and copyright laws afford us only limited protection. We cannot be certain that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. An adverse change in the laws protecting intellectual property could harm our business. In addition, we believe that our success will depend principally upon continuing innovation, technical expertise, knowledge of networking, storage and applications, and to a lesser extent, on our ability to protect our proprietary technology. Furthermore, there can be no assurance that our current or future competitors will not develop technologies that are substantially equivalent to ours.

In July 2001, Digi International, Inc. filed a lawsuit against us alleging that our multiport device servers, specifically our ETS line of products, when coupled with our comm port redirector software infringe a patent held by Digi. We believe we have meritorious defenses to Digi’s lawsuit and are vigorously defending our position in the appropriate venue. Please see “ITEM 3. Legal Proceedings,” for a discussion of this, and related litigation with Digi.

Limitations on Our Rights to Intellectual Property

Gordian, Inc. (“Gordian”) has developed certain intellectual property used in our micro serial server line of products. These products represented and continue to represent a significant portion of our net revenues. Under the terms of an agreement dated February 29, 1989, Gordian owned the rights to the intellectual property developed under the agreement and required us to pay royalties based upon gross margin of products sold under the agreement. For the years ended June 30, 2002, 2001 and 2000, we paid Gordian approximately $1.2 million, $2.2 million and $2.2 million for royalties, respectively. Our agreement with Gordian was to terminate at the end of the sales life of the product.

On May 30, 2002, we announced that we signed a new intellectual property agreement with Gordian. The agreement gives us joint ownership of the Gordian intellectual property that is embodied in the products Gordian has designed for us since 1989. The agreement provides that we will be able to use the intellectual property to support, maintain and enhance our products. The agreement extinguishes our obligations to pay royalties for each unit of a Gordian-designed product that we sell.

The agreement requires us to pay Gordian $6.0 million, which will be paid in three installments. We paid $3.0 million concurrent with the signing of the agreement and $2.0 million on July 1, 2002. We will make the third payment of $1.0 million on July 1, 2003. We also have agreed to purchase $1.5 million of engineering and support services from Gordian over the 18-month period commencing June 2002. We are amortizing the intellectual property rights over the remaining life cycles of our products designed by Gordian, or approximately three years. We recorded $212,000 of amortization expense in cost of revenues for the year ended June 30, 2002.

United States and Foreign Government Regulation

Many of our products and the industries in which they are used are subject to federal, state or local regulation in the United States. In addition, our products are exported worldwide. Therefore, we are subject to the regulation of foreign governments. For example, wireless communication is highly regulated in both the United States and elsewhere. Our products currently employ encryption technology; the export of some encryption software is restricted. We do not know whether these or other existing or future laws or regulations will adversely affect us.

Employees

As of June 30, 2002, we had 230 full-time employees consisting of 67 employees in research and development, 89 in sales and marketing department, 34 in operations department and 40 general and administrative employees. We have not experienced any work stoppages and we believe that our relationship with our employees is good. None of our employees are currently represented by a labor union.

Executive Officers of the Registrant

Marc H. Nussbaum, forty-six, has served as our Interim President and Chief Executive Officer since June 2002. From April 2000 to March 2002, Mr. Nussbaum served as Senior Vice President and Chief Technical Officer for MTI Technology Corporation, a developer of enterprise storage solutions. From April 1981 to November 1998, Mr. Nussbaum served in various positions at Western Digital Corporation, a manufacturer of PC components, communication controllers, storage controllers and hard drives. Mr. Nussbaum lead business development, strategic planning and product development activities, serving as Western Digital’s Senior Vice President, Chief Technical Officer from 1995 to 1998 and Vice President, Storage Technology and Product Development from 1988 through 1995. Mr. Nussbaum holds BA in physics from the State University of New York, Oswego.

James W. Kerrigan, sixty-six, has served as our Interim Chief Financial Officer since May 2002. From March 2000 to October 2000, he was Chief Financial Officer of Motiva, a privately-owned company that developed, marketed and sold collaboration software systems. From January 1998 to February 1999, he was Chief Financial Officer of Who?Vision Systems, Inc., an incubator company that developed biometric fingerprint devices and software. From April 1995 to March 1997, Mr. Kerrigan was Chief Financial Officer of Artios, Inc., a privately-owned company that designs, manufactures, and sells prototyping hardware and software to the packaging industry. Previously, Mr. Kerrigan has served as chief financial officer for other larger, public companies. He has an engineering and MBA degree from Northwestern University.

Frederick G. Thiel, forty-one, was the former Chief Executive Officer from April 1998 through May 2002. He assumed the role of Chief Technology and Strategy Officer of the Company effective May 30, 2002, and resigned from the Company effective September 1, 2002. Mr. Thiel served as director of Lantronix from August 2000 through May 2002. From July 1996 to April 1998, Mr. Thiel served as a Corporate Vice President, Marketing and General Manager, Storage Division for CMD Technology, a developer of RAID storage controllers. From June 1994 to March 1996, Mr. Thiel was with Standard Microsystem Corporation, a manufacturer of networking technology, and served in various senior marketing positions.

Michael Oswald, forty-seven, has served as our General Counsel and Secretary since December 2001. From June 2001 through December 2001, he provided legal services for clients as an independent consultant. From September 1999 to June 2001, he was General Counsel and Chief Administrative Officer at NowDocs, Inc., a private start-up Internet-enabled document printing and delivery company located in Aliso Viejo, California. From December 1996 to November 1999, he was General Counsel to Acuity Corp., a start-up CRM software producer in Austin, Texas. Mr. Oswald holds a J.D. from Santa Clara University School of Law, and a B.A. from the University of California at Riverside.

ITEM 2.    PROPERTIES

We lease a building in Irvine, California that comprises our corporate headquarters and includes administration, sales and marketing, research and development, and operations functions. We also lease offices in Milford, Connecticut; Downers Grove, Illinois; Ames, Iowa; Redmond, Washington and Hillsboro, Oregon that provide some sales, research and development and operations functions. The foregoing leases comprise an aggregate of approximately 127,000 square feet. Our principal facilities have lease terms expiring between 2003 and 2011.

On September 12, 2002, we announced that we would be restructuring operations that will result in a buyout or sublease of our Milford, Connecticut and other offices.

Lantronix International AG Switzerland, which is our wholly owned subsidiary, operates out of a leased office in Cham, Switzerland. We also lease a research and development facility and sales office in Germany.

We consider the above facilities suitable to meet our requirements.

ITEM 3.    LEGAL PROCEEDINGS

Intellectual Property

On July 3, 2001, Digi International, Inc., filed a complaint alleging that we directly and/or indirectly infringes upon Digi’s U.S. Patent No. 6,047,319 by making, using, selling and or offering for sale certain of our multiport device servers, including the ETS line of products, when coupled with a software called the comm port redirector software. Digi alleges that we have willfully and intentionally infringed Digi’s patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorney’s fees, interest and costs. Moreover, in conjunction with our acquisition of Stallion, we are party to similar litigation in both the U.S. and Australia, in which Digi International claims that Stallion’s easyserverII and ePipe products when coupled with software products called truport and extend, respectively, infringe Digi’s U.S. Patent No. 6,047,319. Digi filed suit in the U.S. District Court for the District of Minnesota on November 21, 2000 and in the Supreme Court of Queensland, Australia on August 10, 2001, claiming that the easy server II and ePipe products when coupled with the truport and extend software, respectively, infringe Digi’s Australian Letters Patent No. 706,132.

The litigation process is inherently uncertain and we may not prevail. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. The Digi litigation has diverted the efforts and attention of some of our key management and technical personnel. Should the outcome of the litigation be adverse to us, we would be required to pay monetary damages to Digi, and we could be enjoined from selling those of our products found to infringe Digi’s patent, unless and until we are able to negotiate a license from Digi. A license may not be available on acceptable terms or at all. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be harmed. This litigation, or other similar litigation brought by us or others, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts.

In addition, from time to time we could encounter other disputes over rights and obligations concerning intellectual property. We cannot assume that we will prevail in intellectual property disputes regarding infringement, misappropriation or other disputes. Litigation in which we are accused of infringement or misappropriation might cause a delay in the introduction of new products, require us to develop non-infringing technology, require us to enter royalty or license agreements, which might not be available on acceptable terms, or at all, or require us to pay substantial damages, including treble damages if we are held to have willfully infringed. In addition, we have obligations to indemnify certain of our customers under some circumstances for infringement of third-party intellectual property rights. If any claims from third-parties were to require us to indemnify customers under our agreements, the costs could be substantial, and our business could be harmed. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

SEC Investigation

The SEC is conducting a formal investigation of the events leading up to our restatement of our financial statements on June 25, 2002. From the inception of the investigation, we have fully cooperated with the SEC.

Class Action Lawsuits

On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against us and certain of our current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused us to improperly recognize revenue and make false and misleading statements about our business. Plaintiffs further allege that we materially overstated our reported financial results, thereby inflating our stock price during our securities offering in July 2001, as well as facilitating the use of our stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and we are awaiting the appointment of a lead plaintiff. Once appointed, a consolidated amended complaint will be filed by the lead plaintiff. We have not yet answered, discovery has not commenced, and no trial date has been established.

Derivative Lawsuit

On July 26, 2002, Samuel Ivy filed a shareholder derivative complaint entitled Ivy v. Bernhard Bruscha, et al., No. 02CC00209, in the Superior Court of the State of California, County of Orange, against certain of our current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, and improper insider stock sales. The complaint seeks unspecified damages against the individual defendants on our behalf, equitable relief, and attorneys’ fees. Discovery has not commenced and no trial date has been established.

Securities Claims and Employment Claims Brought by the Co-Founders of USSC

On August 23, 2002, Donald and Diane Dunstan, the co-founders of USSC, filed a complaint entitled Dunstan v. Lantronix, Inc., et al., in the Circuit Court of the State of Oregon, County of Multnomah. The complaint alleges Oregon state law claims for securities violations, fraud, and negligence. The complaint seeks not less than $3.6 million in damages, interest, attorneys’ fees, costs, expenses, and an unspecified amount of punitive damages. Discovery has not commenced and no trial date has been established. In addition, Donald Dunstan has requested arbitration of certain contract claims, including a claim of entitlement to $9.8 million for lost earnout opportunities.

Employment Suit Brought by Former CFO and COO Steve Cotton

On September 6, 2002, Steve Cotton, our former CFO and COO, filed a complaint entitled Cotton v. Lantronix, Inc., et al., No. 02CC14308, in the Superior Court of the State of California, County of Orange. The complaint alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful termination, misrepresentation, and defamation. The complaint seeks unspecified damages, declaratory relief, attorneys’ fees and costs. Discovery has not commenced and no trial date has been established.

Other

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

Although we believe that the claims or any litigation arising therefrom will have no material impact on our business, all of the above matters are in either the pleading stage or the discovery stage, and we cannot predict their outcomes with certainty.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock has been traded on The Nasdaq National Market under the symbol “LTRX” since August 4, 2000. We intend to apply to transfer the listing of our Common Stock to The Nasdaq SmallCap Market. Moreover, there is a risk that we will not meet the listing requirements for either The Nasdaq National Market or The Nasdaq SmallCap Market. See “Risk Factors—Our Common Stock May be Delisted.” The number of holders of our common stock as of September 27, 2002 was approximately 3,100. The following table sets forth, for the period indicated, the high and low per share closing prices for our common stock:

Fiscal Year 2001	High	Low
First Quarter	$10.75	$6.75
Second Quarter	$8.75	$4.69
Third Quarter	$9.25	$4.50
Fourth Quarter	$10.30	$5.06

Fiscal Year 2002	High	Low
First Quarter	$10.20	$5.57
Second Quarter	$6.45	$4.85
Third Quarter	$6.93	$2.02
Fourth Quarter	$2.85	$0.68

We believe that a number of factors including, but not limited to quarterly fluctuations in results of operations may cause the market price of our common stock to fluctuate significantly. See “Management’s Discussion and Analysis—Risk Factors.”

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we intend to retain any future earnings for use in the expansion of our business and for general corporate purposes. Pursuant to a two-year line of credit we entered into in January 2002, we are restricted from paying any dividends.

Recent Sales of Unregistered Securities

We have issued and sold the following unregistered securities since July 1, 2001:

In October 2001, we issued an aggregate of 2,234,715 shares of our common stock to the former stockholders of Synergetic in connection with our purchase of the capital stock of Synergetic.

In January 2002, we issued an aggregate of 1,063,371 shares of our common stock to the former stockholders of Premise in connection with our purchase of the capital stock of Premise.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below, including the information included under “Accounting Change and Restatement of Financial Statements.” The consolidated statements of operations data for the years ended June 30, 2002, 2001 and 2000 and the balance sheet data as of June 30, 2002 and 2001, are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended June 30, 1999 and 1998, and the balance sheet data as of June 30, 2000, 1999 and 1998, are derived from the audited consolidated financial statements not included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for future periods.

	Year ended June 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$57,646	$48,972	$44,975	$32,980	$28,300
Cost of revenues	40,510	24,530	21,526	16,824	16,812

Gross profit	17,136	24,442	23,449	16,156	11,488

Operating expenses:
Selling, general and administrative	43,487	23,998	16,744	9,173	7,857
Research and development	9,225	4,478	3,186	2,615	1,770
Stock-based compensation	2,863	3,019	1,093	—	—
Amortization of goodwill and purchased intangible assets	1,263	1,490	813	595	—
Impairment of goodwill and purchased intangible assets	50,828	—	—	—	—
Restructuring charges	3,473	—	—	—	—
In-process research and development	1,000	2,596	—	—	—

Total operating expenses	112,139	35,581	21,836	12,383	9,627

Income (loss) from operations	(95,003)	(11,139)	1,613	3,773	1,861
Minority interest	—	—	(49)	(30)	—
Interest income (expense), net	1,546	2,182	187	151	(5)
Other income (expense), net	(760)	(167)	(47)	(10)	1

Income (loss) before income taxes and cumulative effect of accounting changes	(94,217)	(9,124)	1,704	3,884	1,857
Provision (benefit) for income taxes	(6,665)	(1,876)	649	1,098	554

Income (loss) before cumulative effect of accounting changes	(87,552)	(7,248)	1,055	2,786	1,303
Cumulative effect of accounting changes:
Change in revenue recognition policy, net of income tax benefit of $176	—	(597)	—	—	—
Adoption of new accounting standard, SFAS No. 142	(5,905)	—	—	—	—

Net income (loss)	$(93,457)	$(7,845)	$1,055	$2,786	$1,303

Basic income (loss) per share before cumulative effect of accounting changes	$(1.70)	$(0.19)	$0.04	$0.10	$0.05
Cumulative effect of accounting changes per share:
Change in revenue recognition policy, net of income tax benefit of $176	—	(0.02)	—	—	—
Adoption of new accounting standard, SFAS No. 142	(0.12)	—	—	—	—

Basic net income (loss) per share	$(1.82)	$(0.21)	$0.04	$0.10	$0.05

Diluted income (loss) per share before cumulative effect of accounting changes	$(1.70)	$(0.19)	$0.03	$0.10	$0.05
Cumulative effect of accounting changes per share:
Change in revenue recognition policy, net of income tax benefit of $176	—	(0.02)	—	—	—
Adoption of new accounting standard, SFAS No. 142	(0.12)	—	—	—	—

Diluted net income (loss) per share	$(1.82)	$(0.21)	$0.03	$0.10	$0.05

Weighted average shares (basic)	51,403	36,946	29,274	26,977	25,207

Weighted average shares (diluted)	51,403	36,946	34,178	28,880	25,443

	As of June 30,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,491	$15,367	$1,988	$5,833	$1,759
Short-term investments	6,963	1,973	—	—	—
Working capital	45,423	36,963	11,042	8,109	6,327
Goodwill, net	13,811	42,273	—	—	—
Purchased intangible assets, net	14,681	13,328	586	1,399	—
Total assets	103,812	116,861	20,210	17,292	9,800
Retained earnings (accumulated deficit)	(92,875)	582	8,427	7,372	4,586
Total stockholders’ equity	82,157	99,496	12,547	10,312	6,928

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth under “Risk Factors” and elsewhere in this report.

We have previously restated our consolidated financial statements for our fiscal year ended June 30, 2001. To the extent the following discussion and analysis refers to data from our consolidated financial statements for such period, such references are to the data as restated.

Accounting Change and Restatement of Financial Statements

In May 2002, we undertook a special investigation of our accounting, which revealed that beginning in the third and fourth quarters of fiscal 2001 certain shipments made to distributors and recorded as revenues in fiscal 2001 and 2002 did not qualify for revenue recognition upon shipment due to terms present in agreements with the distributors that were not considered in our original accounting decisions. Our consolidated financial statements included our previously filed Form 10-K/A (Amendment No. 1) for the year ended June 30, 2001 have been restated to change as of July 1, 2000 the accounting policy for recognizing revenue from sales to distributors. Formerly, revenue from sales to distributors was recognized upon shipment, but in some cases during fiscal 2001 this resulted in improper revenue recognition because we granted product return privileges, extended payment terms or other rights to certain distributors in connection with specific shipments that either converted such transactions into what in substance were consignment arrangements or precluded us from using our historical experience in product sales to make a reasonable estimate of future product returns at the time of shipment.

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

The restatement for the year ended June 30, 2001 resulted in a reduction in revenue of approximately $6.2 million and an increase in the loss before cumulative effect of accounting change of $2.9 million or $0.07 per share. The cumulative effect of the accounting change recorded as of July 1, 2000 was a charge of $597,000 (net of income taxes of $176,000) or $0.02 per share.

Under the leadership of new management, we are actively working to strengthen our policies, procedures, personnel, controls and internal communications in response to the circumstances that led to the restatement.

Overview

Lantronix designs, develops and markets products and software solutions that make it possible to access, manage, control and configure almost any electronic device over the Internet or other networks. We are a leader in providing innovative networking solutions. We were initially formed as “Lantronix,” a California corporation, in June 1989. We reincorporated as “Lantronix, Inc.,” a Delaware corporation in May 2000.

We have a history of providing devices that enable information technology (IT) equipment to network using standard protocols for connectivity, including fiber optic, Ethernet and wireless. Our first product was a terminal server that allowed “dumb” terminals to connect to a network. Building on the success of our terminal servers, we introduced a complete line of print servers in 1991 that enabled users to inexpensively share printers over a network. Over the years, we have continually refined our core technology and have developed additional innovative networking solutions that expand upon the business of providing our customers network connectivity. We provide three broad categories of products: “device servers,” that enable almost any electronic device to be connected to a network; “multiport device solutions,” that enable multiple devices—usually network computing devices such as servers, routers, switches, and similar equipment to be managed over a network; and software—software that is either embedded in the hardware devices that are mentioned above, or stand-alone application software.

Today, our solutions include fully integrated hardware and software products, as well as software tools to develop related customer applications. Because we deal with network connectivity, we have provided products to extremely broad market segments, including industrial, medical, commercial, financial, governmental, retail, building and home automation, and many more. Our technology is used with devices such as networking routers, medical instruments, manufacturing equipment, bar code scanners, building HVAC systems, elevators, process control equipment, vending machines, thermostats, security cameras, temperature sensors, card readers, point of sale terminals, time clocks, and virtually any device that has some form of standard data control capability. Our current product offerings include a wide range of hardware devices of varying size, packaging and, where appropriate, software solutions that allow our customers to network-enable virtually any electronic device.

Our products are sold to OEMs, VARs, systems integrators and distributors, as well as directly to end-users. One customer accounted for approximately 12%, 14% and 13% of our net revenues for the years ended June 30, 2002, 2001 and 2000, respectively. Another customer accounted for approximately 11%, 10% and 12% of our net revenues for the years ended June 30, 2002, 2001 and 2000, respectively. Accounts receivable attributable to these two domestic customers accounted for approximately 21% and 31% of total accounts receivable at June 30, 2002 and 2001, respectively.

One international customer, transtec AG, which is a related party due to common ownership by our largest stockholder and former Chairman of our Board of Directors, Bernhard Bruscha, accounted for approximately 5%, 9% and 7% of our net revenues for the years ended June 30, 2002, 2001 and 2000, respectively. Included in the accompanying consolidated balance sheets are approximately $246,000 and $787,000 due to this related party at June 30, 2002 and 2001, respectively. We also have an agreement with transtec AG for the provision of technical support services at the rate of $7,500 per month. Included in selling, general and administrative expenses is $90,000 for each of the three years in the period ended June 30, 2002 for these support services.

In July 2001, we completed a public offering of 8,534,000 shares of our common stock, including an underwriter’s over-allotment option to purchase an additional 534,000 shares, at an offering price of $8.00 per share. We sold 6,000,000 shares and selling shareholders sold 2,000,000 shares of the primary offering. Additionally, we sold 400,500 shares and selling stockholders sold 133,500 shares of the over-allotment option. We received net proceeds of approximately $47.1 million in connection with this offering.

We have completed a number of acquisitions and investments since our initial public offering in August 2000, the purpose of which is to expand our product offerings, increase our technology base and provide a foundation for future growth.

In December 2000, we completed the acquisition of USSC, a developer of a software operating system, protocol stacks and an application development environment for embedded technology. The total purchase price consisted of $2.5 million in cash and 653,846 shares of our common stock. In addition, we assumed existing employee stock and issued new options to acquire 133,333 shares of our common stock at a weighted average exercise price of $1.00 per share. USSC provides an open standards-based operating system and supports a variety of processors. USSC technology enables us to sell products directly to OEMs, systems integrators and other users who already have existing network connectivity devices but lack the key elements to provide system management solutions. We believe the acquisition of USSC helps expand our product offering and enables us to provide USSC and our customers’ customers with an integrated software and hardware embedded solution.

In June 2001, we completed the acquisition of Lightwave, a developer of multiport device solutions. The purchase price included 3,428,571 shares of our common stock and $12.0 million in cash. In addition, we assumed options issued to employees and issued options to acquire 870,513 shares of our common stock at a weighted average exercise price of $3.67 per share. We also paid off approximately $6.7 million of debt to a creditor of Lightwave. Recently, we paid $2.0 million to the former stockholders of Lightwave in connection with the termination of a registration rights agreement entered into pursuant to this acquisition. Lightwave develops and markets a variety of console management products including keyboard, video and mouse, or KVM, switches and multiport device solutions. The Lightwave KVM switch allows a single keyboard, monitor and mouse to be switched among multiple workstations providing immediate access to each workstation from a single location. Lightwave multiport device solutions allow remote access to a variety of equipment that often exists in a redundant scheme, including workstations, servers and networking equipment, as if the user were physically at the remote site where the equipment is aggregated. The benefits of the Lightwave products include reduced costs to access, manage and upgrade remote equipment through a secure and fail-safe networked system.

In October 2001, we completed the acquisition of Synergetic, a provider of high performance embedded network communication solutions that complement our external device products. In connection with the acquisition, we paid cash consideration of $2.7 million and issued an aggregate of 2,234,715 shares of our common stock in exchange for all outstanding shares of Synergetic common stock and reserved 615,705 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Synergetic. Portions of the cash consideration and shares issued are held in escrow pursuant to the terms of the acquisition agreement.

In January 2002, we completed the acquisition of Premise, a developer of client-side software applications that complement our device networking products by providing superior management and control capabilities for devices that have been network and internet enabled. Prior to the acquisition, we held shares of Premise representing 19.9% ownership and, in addition, held convertible promissory notes of $1.2 million with interest accrued there-on at the rate of 9.0%. The convertible promissory notes were converted into equity securities of Premise at the closing of the transaction. We issued an aggregate of 1,063,371 shares of our common stock in exchange for all remaining outstanding shares of Premise common stock and reserved 875,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Premise. Pursuant to the acquisition agreement, 106,337 shares are held in escrow to secure certain indemnification obligations, and 531,686 of such shares are held in escrow pending achievement of certain performance obligations. In connection with the acquisition, we recorded a one-time charge for purchased in-process research and development expenses of $1.0 million in our fourth fiscal quarter ended June 30, 2002.

In August 2002, we completed the acquisition of Stallion, a provider of terminal servers and multiport products. In connection with the acquisition, we paid $867,000 in cash consideration, of which $200,000 was paid upon the execution of the Letter of Intent dated May 9, 2002, issued an aggregate of 866,667 shares of our common stock, based upon the fair market value of our common stock at June 14, 2002, and issued a two-year note of $867,000 convertible into our common stock at a $5.00 conversion price. In accordance with the acquisition agreement, we established a cash escrow account in the amount of $867,000 at the acquisition date to be used in lieu of our common stock in the event such securities are not freely traded.

In September and October 2001, we made a strategic investment in Xanboo, a privately-held company, that develops technology that allows users to control, command and view their home or business remotely over the Internet. We paid an aggregate of $3.0 million for convertible promissory notes, which converted in January 2002, in accordance with their terms, into Xanboo preferred stock. In addition, we purchased $4.0 million of Xanboo preferred stock in January 2002. Our ownership interest in Xanboo was 15.8% at June 30, 2002. Our investment in Xanboo is accounted for using the equity method of accounting based on our ability through representation on Xanboo’s board of directors to exercise significant influence over its operations. Our losses in Xanboo aggregating $526,000 for the year ended June 20, 2002 have been recognized as other expense in the accompanying consolidated statement of operations.

Stock-based compensation relates to deferred compensation recorded in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. Deferred compensation also includes the value of employee stock options assumed in connection with the acquisitions of USSC, Lightwave and Synergetic calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction to stockholders’ equity and is amortized over the vesting period of the related stock options, which is generally four years. At June 30, 2002, a balance of $4.5 million remains and will be amortized as follows: $2.0 million in fiscal 2003, $1.6 million in fiscal 2004, $857,000 in fiscal 2005 and $17,000 in fiscal 2006. The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares. The amount of stock-based compensation actually recognized in future periods could decrease if options for which deferred compensation has been recorded are forfeited.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to net revenues, allowances for doubtful accounts, sales returns and allowances, inventory reserves, goodwill and purchased intangible asset valuations, warranty reserves, restructuring costs, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

We do not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. Commencing July 1, 2000, recognition of revenue and related gross profit from sales to distributors are deferred until the distributor resells the product to provide assurance that all revenue recognition criteria are met at or prior to the point at which revenue is recognized. Net revenue from certain smaller distributors for which point-of-sale information is not available, is recognized one month after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end user. Revenues from product sales to OEMs, end-user customers, other resellers and from sales to distributors prior to July 1, 2000 generally are or have been recognized upon product shipment, but may be deferred to a later date if all revenue recognition criteria are not met at the date of shipment. When product sales revenue is recognized, we establish an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenues would result. Revenue from the licensing of software is recognized at the time of shipment (or at the time of resale in the case of software products sold through distributors), provided we have vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered. Our products typically carry a ninety day to five year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Prior to July 1, 2000, the effective date of the change in accounting method for recognizing revenue for sales to distributors, we recorded an estimated allowance for future product returns for sales to distributors based on historical returns experience when the related revenue was recorded and provided for appropriate price protection reserves when pricing adjustments were approved. As indicated above, recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed our historical experience, our estimates could change and impact our reported results.

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess and obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future sales demand for our products within a specified time horizon, generally twelve months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts.

If our sales forecast is less than the inventory we have on hand at the end of an accounting period, we may be required to take excess and obsolete inventory charges which will decrease gross margin and net operating results for that period.

Valuation of Deferred Income Taxes

We have recorded a valuation allowance to reduce our net deferred tax assets to zero, primarily due to our inability to estimate future taxable income. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that it is more likely than not that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance which would be reflected as an income tax benefit at that time.

Goodwill and Purchased Intangible Assets

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including IPR&D. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets impact future amortization and the amount assigned to in-process research and development (IPR&D) is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

Impairment of Long-Lived Assets

We evaluate long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns, are present. Reviews are performed to determine whether the carrying values of assets are impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the expected future cash flows using a discount rate based upon our weighted average cost of capital is used to estimate the fair value of the assets. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic lives of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

Impact of Adoption of New Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), effective for acquisitions consummated after June 30, 2001, and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

We have elected to early adopt the rules set forth in SFAS No. 142 on accounting for goodwill and other intangibles effective as of July 1, 2001. For the year ended June 30, 2002, early adoption resulted in non-amortization of goodwill of $9.1 million or $0.18 per share based on the weighted average shares outstanding.

The following table presents the impact of SFAS No. 142 on net loss and net loss per share had SFAS No. 142 been in effect for the years ended June 30 (in thousands, except per share data):

	2001	2000
Net income (loss) as reported	$(7,845)	$1,055
Adjustments:
Amortization of goodwill	752	60

Net adjustments	752	60

Net income (loss) as adjusted	$(7,093)	$1,115

Basic net income (loss) per share—as reported	$(0.21)	$0.04

Basic net income (loss) per share—as adjusted	$(0.19)	$0.03

Diluted net income (loss) per share—as reported	$(0.21)	$0.03

Diluted net income (loss) per share—as adjusted	$(0.19)	$0.03

Impairment of goodwill and purchased intangible assets

Under the transitional provisions of SFAS No. 142, effective as of July 1, 2002, we completed our initial assessment and concluded that goodwill arising from the acquisition of USSC having a carrying amount of approximately $5.9 million as of July 1, 2001 may be impaired. We engaged an independent valuation service to perform a review of the value of our goodwill related to USSC. Based on the independent valuation, which utilized a discounted cash flow valuation technique, we recorded a $5.9 million charge for the impairment of our USSC goodwill. This amount is reflected as the cumulative effect of adopting the new accounting standard effective July 1, 2001.

We performed the first of the required annual impairment tests of goodwill under the guidelines of SFAS No. 142 effective as of June 1, 2002. As a result of industry conditions, lower market valuations and reduced estimates of information technology capital equipment spending in the future, we determined that there were indicators of impairment to the carrying value of goodwill related to the acquisitions of Lightwave and Synergetic which had carrying values of $39.7 million and $13.9 million, respectively, as of June 1, 2002. During the fourth quarter of fiscal 2002, we engaged an independent valuation service to perform a review of the value of our goodwill and based on the independent valuation we recorded a $46.4 million impairment charge of our goodwill of which $32.5 million related to Lightwave and $13.9 million related to Synergetic.

Additionally, during the fourth quarter of 2002, we performed a review of the value of our purchased intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We have elected to early adopt the provisions of SFAS No. 144 effective as of July 1, 2001.

As a result of industry conditions, lower market valuations and reduced estimates of information technology capital equipment spending in the future, we determined that there were indicators of impairment to the carrying value of our purchased intangible assets related to our acquisitions. During the fourth quarter of fiscal 2002, we engaged an independent valuation company to perform a review of the value of our purchased intangible assets and based on the independent valuation we recorded a $10.2 million impairment charge of which $969,000, $764,000, $7.6 million and $849,000 related to USSC, Lightwave, Synergetic and Premise, respectively. Additionally, we recorded an impairment charge of $665,000 related to intellectual property not associated with an acquisition.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our consolidated statements of operations:

	Year ended June 30,
	2002	2001	2000
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	70.3	50.1	47.9

Gross profit	29.7	49.9	52.1

Operating expenses:
Selling, general and administrative	75.4	49.0	37.2
Research and development	16.0	9.1	7.1
Stock-based compensation	5.0	6.2	2.4
Amortization of goodwill and purchased intangible assets	2.2	3.0	1.8
Impairment of goodwill and purchased intangible assets	88.2	—	—
Restructuring charges	6.0	—	—
In-process research and development	1.7	5.3	—

Total operating expenses	194.5	72.6	48.5

Income (loss) from operations	(164.8)	(22.7)	3.6
Minority interest	—	—	(0.1)
Interest income (expense), net	2.7	4.4	0.4
Other income (expense), net	(1.3)	(0.3)	(0.2)

Income (loss) before income taxes and cumulative effect of accounting changes	(163.4)	(18.6)	3.7
Provision (benefit) for income taxes	(11.6)	(3.8)	1.4

Income (loss) before cumulative effect of accounting changes	(151.9)	(14.8)	2.3
Cumulative effect of accounting changes:
Change in revenue recognition policy, net of income tax benefit of $176	—	(1.2)	—
Adoption of new accounting standard, SFAS No. 142	(10.2)	—	—

Net income (loss)	(162.1)%	(16.0)%	2.3%

Comparison of the Years Ended June 30, 2002 and 2001

Net Revenues

Net revenues increased $8.7 million, or 17.7%, to $57.6 million for the year ended June 30, 2002 from $49.0 million for the year ended June 30, 2001. The increase was primarily attributable to an increase in net revenues of our multiport device solutions products, partially offset by a decline in our device server and our print server and other products. Device server net revenues decreased $428,000, or 1.3%, to $31.4 million or 54.4% of net revenues for the year ended June 30, 2002 from $31.8 million or 64.9% of net revenues for the year ended June 30, 2001. This slight decrease is attributable to increased competitive pricing pressure and the current economic slowdown. Device server net revenues for the years ended June 30, 2002 and 2001 includes $1.4 million and $1.5 million of software revenue generated from USSC, respectively. Multiport device solutions net revenues increased $9.9 million, or 71.7%, to $23.9 million or 41.6% of net revenues for the year ended June 30, 2002 from $14.0 million or 28.6% of net revenues for the year ended June 30, 2001. The increase in multiport device solutions net revenue is primarily attributable to the acquisition of Lightwave which offset reductions in older multiport devices as IT purchases declined industry-wide. Fiscal year 2002 was the first full year of inclusion of Lightwave revenues, whereas fiscal 2001 included one month of Lightwave revenues.

Net revenues generated from sales in the Americas increased $14.6 million, or 44.1%, to $47.7 million or 82.8% of net revenues for the year ended June 30, 2002 from $33.1 million or 67.6% of net revenues for the year ended June 30, 2001. Our net revenues derived from customers located in Europe decreased $5.7 million, or 40.8%, to $8.2 million or 14.3% of net revenues for the year ended June 30, 2002 from $13.9 million or 28.4% of net revenues for the year ended June 30, 2001. Our net revenues derived from customers located in other geographic areas decreased slightly to $1.7 million or 2.9% of net revenues for the year ended June 30, 2002 from $1.9 million or 3.9% of net revenues for the year ended June 30, 2001.

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontracted labor assembly from contract manufacturers and associated overhead costs. As part of an agreement with Gordian, an outside research and development firm, a royalty charge was included in cost of revenues and was calculated based on the related products sold. Gordian royalties were $1.2 million and $2.2 million for the years ended June 30, 2002 and 2001, respectively. Additionally, cost of revenues for the years ended June 30, 2002 and 2001 consisted of $2.4 million and $220,000, respectively of non-cash amortization of purchased intangible assets. Cost of revenues for the year ended June 30, 2002 also includes a $6.4 million impairment charge of purchased intangible assets in accordance with SFAS No. 144. No similar charge was recorded for the year ended June 30, 2001.

Gross profit decreased by $7.3 million, or 29.9%, to $17.1 million or 29.7% of net revenues for the year ended June 30, 2002 from $24.4 million or 49.9% of net revenues for the year ended June 30, 2001. The decrease in gross profit in absolute dollars and as a percentage of net revenues is primarily attributable to the $6.4 million impairment charge and $2.4 million of non-cash amortization of purchased intangible assets and the increase in our inventory reserve of $3.3 million. We also used volume pricing agreements and competitive pricing strategies, which, to a lesser degree, contributed to the decrease in gross profit.

In May 2002, we signed a new agreement with Gordian to acquire a joint interest in the intellectual property that is evident in products designed by Gordian and to extinguish our obligation to pay royalties on future sales of our products. We agreed to pay $6.0 million for this intellectual property and will amortize this asset to cost of sales over the remaining life cycles of our products designed by Gordian, or approximately 3 years. Effective May 30, 2002, upon the signing of the agreement, royalty expenses will be replaced by an amortization of the prepaid royalties and entitlement to the intellectual property that was part of the agreement. Amortization expense related to the Gordian agreement totaled $212,000 for the year ended June 30, 2002.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facilities expenses, information technology expenses, trade show expenses, advertising, and professional fees. Selling, general and administrative expenses increased $19.5 million, or 81.2%, to $43.5 million or 75.4% of net revenues for the year ended June 30, 2002 from $24.0 million or 49.0% of net revenues for the year ended June 30, 2001. Selling, general and administrative expense increased primarily due to increased legal and other professional fees, increased allowance for doubtful accounts primarily related to Lightwave receivables, an allowance related to our officer loans, bonuses paid to our former executive officers, increased personnel-related costs and facilities costs from the acquisitions of USSC, Lightwave, Synergetic and Premise. We expect selling, general and administrative expenses in absolute dollars will decrease in the future as a result of our restructuring plans, and decrease as a percentage of net revenues.

Research and Development

Research and development expenses consist primarily of salaries and the related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses increased $4.7 million, or 106.0%, to $9.2 million or 16.0% of net revenues for the year ended June 30, 2002, from $4.5 million or 9.1% of net revenues for the year ended June 30, 2001. This increase resulted primarily from increased personnel-related costs due to the acquisitions of USSC, Lightwave, Synergetic and Premise, as well as hiring a senior engineering executive and expenses related to new product development.

Stock-based compensation

Stock-based compensation expense generally represents the amortization of deferred compensation. We recorded approximately $1.2 million of deferred compensation for the year ended June 30, 2002. Additionally, we recorded deferred compensation forfeitures of $3.1 million for the year ended June 30, 2002. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant. Deferred compensation is presented as a reduction of stockholders’ equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years. Included in cost of revenues is stock-based compensation of $117,000 and $87,000 for the years ended June 30, 2002 and 2001, respectively. Stock-based compensation expense decreased $156,000, or 5.2%, to $2.9 million or 5.0% of net revenues for the year ended June 30, 2002 from $3.0 million or 6.2% of net revenues for the year ended June 30, 2001. The decrease in stock-based compensation for the year ended June 30, 2002 is primarily attributable to the restructuring plan whereby options for which deferred compensation in the amount of $595,000 was charged to restructuring due to the fact that it was associated with the extension of the exercise period for stock options that were vested at the termination date. We expect to incur additional stock-based compensation expenses in future periods as a result of the continued amortization of deferred compensation.

Amortization of goodwill and purchased intangible assets

In connection with the two purchase transactions completed during fiscal 2001 and the two purchase transactions completed during fiscal 2002, we recorded approximately $13.6 million and $14.8 million, of identified purchased intangible assets, respectively. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired in order to allocate the purchase price. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. Purchased intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally two to five years. The amortization of goodwill and purchased intangible assets decreased $227,000 or 15.2%, to $1.3 million or 2.2% of net revenues for the year ended June 30, 2002 from $1.5 million or 3.0% of net revenues for the year ended June 30, 2001. In addition, approximately $2.4 million and $220,000 of amortization of purchased intangible assets has been classified as cost of revenues for the years ended June 30, 2002 and 2001, respectively. The increase in amortization of purchased intangible assets is due to the acquisitions of USSC and Lightwave completed in fiscal 2001 and Synergetic and Premise completed in fiscal 2002.

Restructuring charges

On February 6, 2002, we announced a restructuring plan to prioritize our initiatives around areas of our business that we believe represent high-growth opportunities, focus on profit contribution, reduce expenses, and improve operating efficiency. This restructuring plan includes a worldwide workforce reduction and consolidation of excess facilities and other charges. As of June 30, 2002, we recorded restructuring costs totaling $3.5 million, which are classified as operating expenses.

Through June 30, 2002, the February 6, 2002 restructuring plan had resulted in the reduction of approximately 50 regular employees worldwide. We recorded a worldwide workforce reduction charge of approximately $1.9 million related to severance and fringe benefits. Included in this amount is a stock-based compensation charge in the amount of $595,000 associated with the extension of the exercise period for stock options that were vested at the termination date. In addition, the number of temporary and contract workers employed by us was also reduced. Property and equipment that was disposed or removed from operations resulted in a charge of $1.6 million and consisted primarily of computer software and related equipment, production, engineering and office equipment and furniture and fixtures.

On September 12, 2002, we announced a restructuring plan to further prioritize our initiatives around the growth areas of our business, focus on profit contribution, reduce expenses, and improve operating efficiency. This restructuring plan includes a worldwide workforce reduction, consolidation of excess facilities and other charges. The restructuring plan will result in the reduction of approximately 50 regular employees worldwide. Property, equipment and other assets that will be disposed or removed from operations consists primarily of computer software, services and related equipment, production, office equipment and furniture and fixtures. The restructuring plan also will result in the closing of the Milford, Connecticut manufacturing operations, and Ames, Iowa and Singapore offices. This restructuring plan is expected to result in a charge of approximately $5.0 million which will be recorded during the first fiscal quarter ended September 30, 2002.

In-process research and development

IPR&D related to acquisitions aggregated $1.0 million and $2.6 million for the purchase transactions completed during fiscal 2002 and fiscal 2001, respectively. The amounts allocated to IPR&D were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

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

As of the closing date of each purchase transaction, development projects were in process. Although the costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on our future results of operations or financial condition, the development of these technologies remains a significant risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the products can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in loss of market share or a lost opportunity to capitalize on emerging markets and could have a material and adverse impact on our business and operating results.

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term and long-term investments. Interest income (expense), net was $1.5 million for the year ended June 30, 2002 and $2.2 million for the year ended June 30, 2001. The decrease is primarily due to lower average investment balances and interest rates for the year ended June 30, 2002.

Benefit for Income Taxes

We utilize the liability method of accounting for income taxes as set forth in FASB Statement No. 109, “Accounting for Income Taxes.” Our effective tax rate was 7% for the year ended June 30, 2002, and 21% for the year ended June 30, 2001. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax benefit for the year ended June 30, 2002, was lower than the federal statutory rate primarily due to nondeductible goodwill amortization and in-process research and development costs associated with current year acquisitions, change in the valuation allowance, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. Our effective tax rate associated with the income tax benefit for the year ended June 30, 2001, was lower than the federal statutory rate primarily due to nondeductible goodwill amortization and in-process research and development costs associated with current year acquisitions, as well as the amortization of stock-based compensation for which no current year tax benefit was provided.

Comparison of the Years Ended June 30, 2001 and 2000

Net Revenues

Net revenues increased $4.0 million, or 8.9%, to $49.0 million for the year ended June 30, 2001 from $45.0 million for the year ended June 30, 2000. The increase was primarily attributable to an increase in net revenues of our device server and multiport device server products, partially offset by a decline in our print server and other products. Device server net revenues increased $7.6 million, or 31.2%, to $31.8 million or 64.9% of net revenues for the year ended June 30, 2001 from $24.2 million or 53.8% of net revenues for the year ended June 30, 2000. This increase is attributable to the rapid adoption rates of OEMs, as well as strong sales of our UDS-10 Device Server, which was introduced during the fourth quarter of fiscal 2000. Device server net revenues for the year ended June 30, 2001 includes $1.5 million of software revenue generated from USSC. Multiport device solutions net revenues increased $3.1 million, or 28.5%, to $14.0 million or 28.6% of net revenues for the year ended June 30, 2001 from $10.9 million or 24.3% of net revenues for the year ended June 30, 2000. The increase in multiport device solutions net revenue is primarily attributable to the acquisition of Lightwave effective June 8, 2001. Print Server and other revenues decreased $6.7 million, or 67.6%, to $3.2 million, or 6.5% of net revenues for the year ended June 30, 2001 from $9.9 million, or 21.9% of net revenues for the year ended June 30, 2000.

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

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers and associated overhead costs. As part of our agreement with Gordian, an outside research and development firm, a royalty charge was included in cost of revenues and was calculated based on the related products sold. Gross profit increased by $1.0 million, or 4.2%, to $24.4 million or 49.9% of net revenues for the year ended June 30, 2001 from $23.4 million or 52.1% of net revenues for the year ended June 30, 2000. Gordian royalties were $2.2 million for the years ended June 30, 2001 and 2000. The increase in gross profit was primarily attributable to increased sales volume of our device server product line and cost containment initiatives offset by a one-time inventory reserve charge related to the acquisition of Lightwave in the amount of $1.8 million and competitive pricing strategies.

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

Stock-based compensation

Stock-based compensation generally represents the amortization of deferred compensation. We recorded approximately $4.2 million and $10.1 million of deferred compensation in fiscal 2001 and 2000, respectively. Stock-based compensation charged to operating expenses increased $1.9 million, or 176.2%, to $3.0 million or 6.2% of net revenues for the year ended June 30, 2001 from $1.1 million or 2.4% of net revenues for the year ended June 30, 2000. Additionally, cost of revenues includes stock-based compensation of $87,000 and $26,000 in the fiscal year 2001 and 2000, respectively. The increase in stock-based compensation for the year ended June 30, 2001 reflects stock options assumed in the two purchase transactions completed during the year that were accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25.

Amortization of goodwill and purchased intangible assets

In connection with the two purchase transactions completed during fiscal 2001, we recorded approximately $56.6 million of goodwill and purchased intangible assets. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. Goodwill and purchased intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally three to seven years. The amortization of goodwill and purchased intangible assets increased $677,000 or 83.3%, to $1.5 million or 3.0% of net revenues for the year ended June 30, 2001 from $813,000 or 1.8% of net revenues for the year ended June 30, 2000. In addition, approximately $220,000 of amortization of purchased intangible assets has been classified as cost of revenues for the year ended June 30, 2001. The increase in the amortization of goodwill and purchased intangible assets is primarily attributable to goodwill and purchased intangible asset amortization from our acquisitions of USSC and Lightwave which occurred in the second and fourth quarters of fiscal 2001, respectively.

In-process research and development

IPR&D aggregated $2.6 million for the purchase transactions completed during fiscal 2001. No amounts of IPR&D were recorded during fiscal 2000. The amounts allocated to IPR&D were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed.

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

Liquidity and Capital Resources

Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consisting of money-market funds and commercial paper totaled $26.5 million at June 30, 2002. Short-term investments consist of investments maturing in 12 months or less and totaled $7.0 million at June 30, 2002. Long-term investment consists of an equity security of a privately held company, Xanboo and totaled $6.8 million at June 30, 2002.

Our operating activities used cash of $12.8 million for the year ended June 30, 2002. We incurred a net loss of $93.5 million, which includes the following non-cash adjustments: cumulative effect of accounting change of $5.9 million, impairment of goodwill and purchased intangible assets of $57.3 million, amortization of purchased intangible assets of $3.7 million, deferred income taxes of $5.6 million, provision for officer loans of $4.4 million, amortization of stock-based compensation of $3.0 million, restructuring charges of $3.5 million, depreciation of $2.5 million, Lightwave settlement of $1.9 million, equity losses from unconsolidated businesses of $1.0 million, $1.0 million of in-process research and development, and a $1.7 million provision for doubtful accounts. The changes in our operating assets consist of a decrease in accounts receivable of $2.5 million, decrease in inventory of $3.0 million and increase in Gordian liability of $3.0 million which was reduced by increases in prepaid expenses and other assets of $3.9 million, and a decrease in accounts payable of $3.8 million. The decrease in accounts receivable was due to decreased sales in the last month of the fourth quarter of fiscal 2002, increased collections from some of our U.S. distributors and European customers, and by the effects of the change in our accounting policy made as of July 1, 2000 under which sales to distributors are not recognized until the distributor sells our product to end user customers. The decrease in inventory was primarily due to lower levels of inventory at distributors resulting from the change in our accounting policy for sales to distributors as well as a significant increase to our inventory reserve. The increase in prepaid expenses and other assets is primarily due to an increase in our contract manufacturer receivables offset by a decrease in prepaid taxes. The increase in accounts payable is due to our ability to negotiate extended payment terms with our contract manufacturers. Our operating activities used cash of $5.0 million and $1.6 million for the years ended June 30, 2001 and 2000, respectively.

Our investing activities used $25.8 million of cash for the year ended June 30, 2002 compared with $29.3 million for the year ended June 30, 2001. We used $9.5 million to invest in held-to-maturity investments in debt securities and received $4.5 million in proceeds from the sales of securities. We used $7.3 million to purchase preferred stock in Xanboo. We used $4.7 million, net of cash acquired, to acquire Synergetic in October 2001 and Premise in January 2002. We used $6.0 million to acquire an interest in the Gordian intellectual property. We also used $2.8 million of cash to purchase property and equipment, primarily computer hardware and software pertaining to Oracle software enhancements, support of our international operations and a software package to support our sales force.

Cash provided by financing activities was $49.7 million for the year ended June 30, 2002, primarily related to the net proceeds from our secondary public offering completed in July 2001. Cash provided by financing activities was $47.7 million for the year ended June 30, 2001, primarily related to the net proceeds from our initial public offering in August 2000.

In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We are required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 is to be paid in January 2003. We are also required to pay a quarterly unused line fee of 0.125% of the unused line of credit balance. The line of credit contains customary affirmative and negative covenants. Effective June 30, 2002, we amended the existing line of credit reducing the revolving line to $12.0 million, removing the LIBOR rate option and adjusting the customary affirmative and negative covenants. To date, we have not borrowed against this line of credit. We are not in compliance with the revised financial covenants of the amended line of credit at June 30, 2002.

The following table summarizes our contractual payment obligations and commitments:

	Fiscal Years
	2003	2004	2005	2006	2007	Thereafter	Total
Operating leases	$4,072	$3,419	$2,856	$1,741	$894	$1,996	$14,978
Other contractual obligations	127	62	10	1	—	—	200

Total	$4,199	$3,481	$2,866	$1,742	$894	$1,996	$15,178

We believe that our existing cash, cash equivalents and short-term investments and any available borrowings under our line of credit facility will be adequate to meet our anticipated cash needs through at least the next twelve months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues, research and development and infrastructure investments, and expenses related to an on-going Securities and Exchange Commission investigation and pending litigation, which will affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Our business operations may be impaired by additional risks and uncertainties of which we are unaware or that we currently consider immaterial.

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

Our quarterly net revenues, expenses and operating results have varied in the past and might vary significantly from quarter to quarter in the future. We therefore believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future net revenues. If we were to experience a reduction in net revenues in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that quarter would be harmed. If our operating results in future quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

•	changes in the mix of net revenues attributable to higher-margin and lower-margin products;

•	customers’ decisions to defer or accelerate orders;

•	variations in the size or timing of orders for our products;

•	short-term fluctuations in the cost or availability of our critical components, such as flash memory;

•	changes in demand for our products generally;

•	loss or gain of significant customers;

•	announcements or introductions of new products by our competitors;

•	defects and other product quality problems; and

•	changes in demand for devices that incorporate our connectivity products.

OUR COMMON STOCK MAY BE DELISTED, WHICH COULD SIGNIFICANTLY HARM OUR BUSINESS

Our common stock is currently listed on The Nasdaq National Market under the symbol “LTRX.” On July 19, 2002, we received notice from Nasdaq that our stock had traded below the $1.00 minimum per share price required for continued listing on The Nasdaq National Market for thirty consecutive trading days. Accordingly, to regain compliance with that requirement, our stock must trade above $1.00 on or before October 17, 2002, and remain above $1.00 for a minimum of ten consecutive trading days thereafter.

On or before October 17, 2002, we intend to request the listing of our common stock to be transferred to The Nasdaq SmallCap Market. To transition to The Nasdaq SmallCap Market, we must satisfy the continued inclusion requirements for The Nasdaq SmallCap Market, with the exception of the requirement that we maintain a minimum $1.00 bid price. If the transfer is approved, we will be granted an additional grace period in which to regain compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq SmallCap Market. We may then be eligible for an additional 180 calendar day grace period in which to regain compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq SmallCap Market, provided we meet the initial listing requirements for The Nasdaq SmallCap Market at that time. We may be eligible to transfer back to The Nasdaq National Market if we meet the $1.00 minimum bid price requirement for thirty consecutive trading days and meet all other maintenance requirements. The delisting of our common stock from The Nasdaq National Market may result in a reduction in some or all of the following, each of which could have a material adverse effect on our investors:

•	the liquidity of our common stock;

•	the market price of our common stock;

•	the number of institutional investors that will consider investing in our common stock;

•	the number of investors in general that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock;

•	the number of broker-dealers willing to execute trades in shares of our common stock; and

•	our ability to obtain financing for the continuation of our operations.

IF OUR COMMON STOCK IS DELISTED, THE LIQUIDITY OF OUR STOCK WOULD BE LIMITED

If our common stock were to be delisted from The Nasdaq National Market, and not accepted for listing on, or delisted from, The Nasdaq SmallCap Market, it could become subject to the Securities and Exchange Commission’s “Penny Stock” rules. “Penny stocks” generally are equity securities with a price of less than $5.00 per share that are not registered on certain national securities exchanges or quoted on the Nasdaq system. Broker-dealers dealing in our common stock would then be subject to the disclosure rules for transactions involving penny stocks, which require the broker-dealer to determine if purchasing our common stock is suitable for a particular investor. The broker-dealer must also obtain the written consent of purchasers to purchase our common stock. The broker-dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker-dealer last purchased or sold our common stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it difficult for investors to sell their shares and, hence, limit the liquidity of our common stock.

IF WE MAKE UNPROFITABLE ACQUISITIONS OR ARE UNABLE TO SUCCESSFULLY INTEGRATE ANY FUTURE ACQUISITIONS, OUR BUSINESS COULD SUFFER.

We have in the past and intend to continue in the future to acquire businesses, client lists, products or technologies that we believe complement or expand our existing business. In December 2000, we acquired USSC, a company that provides software solutions for use in embedded technology applications. In June 2001, we acquired Lightwave, a company that provides console management solutions. In October 2001, we acquired Synergetic, a provider of embedded network communication solutions. In January 2002, we acquired Premise, a developer of client-side software applications. In August 2002, we acquired Stallion, an Australian based provider of solutions that enable Internet access, remote access and serial connectivity. Acquisitions of this type involve a number of risks, including:

•	difficulties in assimilating the operations and employees of acquired companies;

•	diversion of our management’s attention from ongoing business concerns;

•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	additional expense associated with amortization of acquired assets;

•	maintenance of uniform standards, controls, procedures and policies; and

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees.

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

In addition, from time to time we intend to invest in businesses that we believe present attractive investment opportunities, or provide other synergetic benefits. In September and October 2001, we paid an aggregate of $3.0 million to Xanboo for convertible promissory notes, which have converted, in accordance with their terms, into Xanboo preferred stock. In addition, the Company purchased an additional $4.0 million of preferred stock in Xanboo. As of June 30, 2002, we hold a 15.8% ownership interest in Xanboo. This investment is speculative in nature, and there is risk that we could lose part or all of our investment.

WE ARE CURRENTLY INVOLVED AND MIGHT BECOME INVOLVED IN ADDITIONAL LITIGATION OVER PROPRIETARY RIGHTS, WHICH COULD BE COSTLY AND TIME CONSUMING.

Substantial litigation regarding intellectual property rights exists in our industry. There is a risk that  third-parties, including current and potential competitors, current developers of our intellectual property, our manufacturing partners, or parties with which we have contemplated a business combination will claim that our products, or our customers’ products, infringe on their intellectual property rights or that we have misappropriated their intellectual property. In addition, software, business processes and other property rights in our industry might be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Other parties might currently have, or might eventually be issued, patents that infringe on the proprietary rights we use. Any of these third parties might make a claim of infringement against us.

On July 3, 2001, Digi International, Inc., filed a complaint alleging that we directly and/or indirectly infringe upon Digi’s U.S. Patent No. 6,047,319 by making, using, selling and or offering for sale certain of our multiport device servers, including the ETS line of products, when coupled with a software called the comm port redirector software. Digi alleges that we have willfully and intentionally infringed Digi’s patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorney’s fees, interest and costs. Moreover, in conjunction with our acquisition of Stallion, we became party to similar litigation in both the U.S. and Australia, in which Digi International claims that Stallion’s easyserverII and ePipe products when coupled with a software product called truport and extend, respectively, infringe Digi’s U.S. Patent No. 6,047,319. Digi filed suit in the U.S. District Court for the District of Minnesota on November 21, 2000, and in the Supreme Court of Queensland, Australia on August 10, 2001, claiming that the easy server II and ePipe products when coupled with the truport and extend software, respectively, infringe Digi’s Australian Letters Patent No. 706,132.

The litigation process is inherently uncertain and we may not prevail. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. The Digi litigation has diverted the efforts and attention of some of our key management and technical personnel. Should the outcome of the litigation be adverse to us, we would be required to pay monetary damages to Digi, and we could be enjoined from selling those of our products found to infringe Digi’s patent unless and until we are able to negotiate a license from Digi. A license may not be available on acceptable terms or at all. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be harmed. This litigation, or other similar litigation brought by us or others, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts.

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

WE ARE CURRENTLY ENGAGED IN MULTIPLE SECURITIES CLASS ACTION LAWSUITS, A LAWSUIT BY THE FORMER OWNERS OF OUR USSC SUBSIDIARY AND A STATE DERIVATIVE SUIT, ANY OF WHICH, IF IT RESULTS IN AN UNFAVORABLE RESOLUTION, COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.
On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against us and certain of our current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused us to improperly recognize revenue and make false and misleading statements about our business. Plaintiffs further allege that we materially overstated our reported financial results, thereby inflating our stock price during our securities offering in July 2001, as well as facilitating the use of our stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and we are awaiting the appointment of a lead plaintiff. Once appointed, a consolidated amended complaint will be filed by the lead plaintiff. We have not yet answered, discovery has not commenced, and no trial date has been established.

On July 26, 2002, Samuel Ivy filed a shareholder derivative complaint entitled Ivy v. Bernhard Bruscha, et al., No. 02CC00209, in the Superior Court of the State of California, County of Orange, against certain of our current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, and improper insider stock sales. The complaint seeks unspecified damages against the individual defendants on our behalf, equitable relief, and attorneys’ fees. Discovery has not commenced and no trial date has been established.

On August 23, 2002, Donald and Diane Dunstan, the co-founders of USSC, filed a complaint entitled Dunstan v. Lantronix, Inc., et al., in the Circuit Court of the State of Oregon, County of Multnomah. The complaint alleges Oregon state law claims for securities violations, fraud, and negligence. The complaint seeks not less than $3.6 million in damages, interest, attorneys’ fees, costs, expenses, and an unspecified amount of punitive damages. Discovery has not commenced and no trial date has been established. In addition, Donald Dunstan has requested arbitration of certain contract claims including entitlement to $9.8 million for lost earnout opportunities.
All the above matters are in early stages and we cannot predict their outcomes with certainty. The litigation process is inherently uncertain and we may not prevail. Moreover, securities litigation can extend for protracted times, and involves substantial legal fees.

THERE IS A RISK THAT THE SEC COULD LEVY FINES AGAINST US, OR DECLARE US TO BE OUT OF COMPLIANCE WITH THE RULES REGARDING OFFERING SECURITIES TO THE PUBLIC.

The U.S. Securities and Exchange Commission is investigating the events surrounding our recent restatement of our financial statements. The SEC could conclude that we violated the rules of the Securities Act of 1933 or the Securities and Exchange Act of 1934. In either event, the SEC might levy civil fines against us, or might conclude that we lack sufficient internal controls to warrant our being allowed to continue offering our shares to the public. This investigation involves substantial cost and could significantly divert the attention of management. In addition to sanctions imposed by the SEC, an adverse determination could significantly damage our reputation with customers and vendors, and harm our employees’ morale.

STOCK-BASED COMPENSATION WILL NEGATIVELY AFFECT OUR OPERATING RESULTS.

We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We recorded approximately $1.2 million of deferred compensation for the year ended June 30, 2002. Additionally, we recorded deferred compensation forfeitures of $3.1 million for the year ended June 30, 2002. At June 30, 2002, a balance of $4.5 million remains and will be amortized as follows: $2.0 million in fiscal 2003, $1.6 million in fiscal 2004, $857,000 in fiscal 2005 and $17,000 in fiscal 2006.

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

We primarily outsource all of our manufacturing to three third-party manufacturers, APW, Inc., Irvine Electronics and Uniprecision. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

•	lack of guaranteed production capacity or product supply; and

•	reliance on third-party manufacturers to maintain competitive manufacturing technologies.

Our agreements with these manufacturers provide for services on a purchase-order basis. If our manufacturers were to become unable or unwilling to continue to manufacture our products in required volumes, at acceptable quality, quantity, yields and costs, or in a timely manner, our business would be seriously harmed. We may also experience unforeseen problems as we attempt to transition a significant portion of our manufacturing requirements to Uniprecision. We do not have a significant operating history with this entity and if this entity is unable to provide us with satisfactory service, or we are unable to successfully complete the transition, our operations could be interrupted. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. In addition, a natural disaster could disrupt our manufacturers’ facilities and could inhibit our manufacturers’ ability to provide us with manufacturing capacity on a timely basis, or at all. If this were to occur, we likely would be unable to fill customers’ existing orders or accept new orders for our products. The resulting decline in net revenues would harm our business. In addition, we are responsible for forecasting the demand for our individual products by regional location. These forecasts are used by our contract manufacturers to procure raw materials and manufacture our finished goods. If we forecast demand too high, we may invest too much cash in inventory and we may be forced to take a write-down of our inventory balance, which would reduce our earnings. If our forecast is too low for one or more products, we may be required to pay expedite charges which would increase our cost of sales or we may be unable to fulfill customer orders thus reducing net revenues and therefore earnings.

WE HAVE ELECTED TO USE A CONTRACT MANUFACTURER IN CHINA. WHILE AFFORDING COST SAVINGS, OTHER RISKS COULD NEGATIVELY IMPACT US OR OFFSET THE ANTICIPATED SAVINGS.

We have recently elected to use a contract manufacturer based in China, which involves numerous risks, including:

•	Delivery times are extended due to the distances involved, requiring more lead-time in ordering and increasing the risk of excess inventories.

•	We could incur ocean freight delays because of labor problems, weather delays or expediting and customs problems.

•
China does not afford the same level of protection to intellectual property as domestic or many other foreign countries. If our products were reverse-engineered or our intellectual property were otherwise pirated—reproduced and duplicated without our knowledge or approval, our revenues would be reduced.

•	China and U.S foreign relations have, historically, been subject to change. Political considerations and actions could interrupt our expected supply of products from China.

On September 12, 2002, we announced our intent to source our Lightwave products from contract manufacturers, and close our operations in Milford, Connecticut. If we are unsuccessful in making this transition, our supply of these products and hence our revenues, could be reduced.

OUR MANAGEMENT TEAM IS IN TRANSITION, WHICH COULD HARM OUR BUSINESS

Our management team is undergoing a significant transition. We have recently replaced our Chairman of the Board, Chief Executive Officer and Chief Financial Officer/Chief Operating Officer. Currently, Marc Nussbaum is serving as our interim Chief Executive Officer, and James Kerrigan is serving as our interim Chief Financial Officer. We will need to hire a permanent Chief Executive Officer and Chief Financial Officer in the near future. Although the Company might hire Mssrs. Nussbaum and Kerrigan to serve in permanent capacities, it is also possible that new executives will be hired. The recent management changes have been disruptive to our business and additional changes would likely be disruptive as well. If we are unable to manage this process effectively, our relationship with our employees, customers and vendors could be significantly harmed.

THERE IS A RISK THAT OUR OEM CUSTOMERS WILL DEVELOP THEIR OWN INTERNAL EXPERTISE IN NETWORK-ENABLING PRODUCTS, WHICH COULD RESULT IN REDUCED SALES OF OUR PRODUCTS.

For most of our existence, we primarily sold our products to VARs, system integrators and OEMs. Although we intend to continue to use all of these sales channels, we have begun to focus more heavily on selling our products to OEMs. Selling products to OEMs involves unique risks, including the risk that OEMs will develop internal expertise in network-enabling products or will otherwise provide network functionality to their products without using our device server technology. If this were to occur, our stock price could decline in value and you could lose part or all of your investment.

WE HAVE EXCESS INVENTORIES AND THERE IS A RISK WE MAY BE UNABLE TO DISPOSE OF THEM.

Our products and therefore our inventories are subject to technological risk—at any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our on-hand or on-order inventory in a timely manner to avoid their becoming obsolete.

OUR ENTRY INTO, AND INVESTMENT IN, THE HOME NETWORK MARKET HAS RISKS INHERENT IN RELYING ON ANY EMERGING MARKET FOR FUTURE GROWTH.

With our Premise SYS software, and our investment in Xanboo, we are relying on the future development of an emerging market for future growth. It is possible this home network market may develop slowly or that others could enter this market with superior product offerings that would impair our own success. We could lose some or all of our investment, or be unsuccessful in achieving significant revenues and therefore profitability, in these initiatives.

TERRORIST ATTACKS OR THREATS OF ATTACKS, AND BUSINESS INTERRUPTION CAUSED BY SUCH ATTACKS, NATURAL DISASTERS AND ELECTRICAL BLACKOUTS IN THE STATE OF CALIFORNIA COULD ADVERSELY AFFECT OUR BUSINESS.

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

We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the year ended June 30, 2002, research and development expenses comprised 16.0% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development.

IF A MAJOR CUSTOMER CANCELS, REDUCES, OR DELAYS PURCHASES, OUR NET REVENUES MIGHT DECLINE AND OUR BUSINESS COULD BE ADVERSELY AFFECTED.

Our top five customers accounted for 35% of our net revenues for the year ended June 30, 2002. One customer accounted for approximately 12%, 14% and 13% of our net revenues for the years ended June 30, 2002, 2001 and 2000, respectively. Another customer accounted for approximately 11%, 10% and 12% of our net revenues for the years ended June 30, 2002, 2001 and 2000, respectively. Accounts receivable attributable to these two domestic customers accounted for approximately 21% and 31% of total accounts receivable at June 30, 2002 and 2001, respectively. The number and timing of sales to our distributors have been difficult for us to predict. The loss or deferral of one or more significant sales in a quarter could harm our operating results. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace and the growth of our business could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our device server technology. Our sales are usually completed on a purchase order basis and we have no long-term purchase commitments from our customers.

Our future success also depends on our ability to attract new customers, which often involves an extended process. The sale of our products often involves a significant technical evaluation, and we often face delays because of our customers’ internal procedures used to evaluate and deploy new technologies. For these and other reasons, the sales cycle associated with our products is typically lengthy, often lasting six to nine months and sometimes longer. Therefore, if we were to lose a major customer, we might not be able to replace the customer on a timely basis or at all. This would cause our net revenues to decrease and could cause the price of our stock to decline.

WE HAVE ESTABLISHED CONTRACTS AND OBLIGATIONS THAT WERE IMPLEMENTED WHEN WE ANTICIPATED HIGHER REVENUES AND ACTIVITIES.

We have several agreements that obligate us to facilities or services that are in excess of our current requirements. It may be necessary that we sublease or otherwise negotiate settlement of our obligations rather than perform on them as we originally expected. If we are unable to negotiate a favorable resolution to these contracts, we may be required to pay the entire cost of our obligations under the agreement, which could harm or business.

THE AVERAGE SELLING PRICES OF OUR PRODUCTS MIGHT DECREASE, WHICH COULD REDUCE OUR GROSS MARGINS.

In the past, we have experienced some reduction in the average selling prices and gross margins of products and we expect that this will continue for our products as they mature. In the future, we expect competition to increase, and we anticipate this could result in additional pressure on our pricing. In addition, our average selling prices for our products might decline as a result of other reasons, including promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. In addition, we might not be able to increase the price of our products in the event that the prices of components or our overhead costs increase. If this were to occur, our gross margins would decline. In addition, we may not be able to reduce the cost to manufacture our products to keep up with the decline in prices.

NEW PRODUCT INTRODUCTIONS AND PRICING STRATEGIES BY OUR COMPETITORS COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND COULD REDUCE OUR MARKET SHARE OR RESULT IN PRESSURE TO REDUCE THE PRICE OF OUR PRODUCTS.

The market for our products is intensely competitive, subject to rapid change and is significantly affected by new product introductions and pricing strategies of our competitors. We face competition primarily from companies that network-enable devices, companies in the automation industry and companies with significant networking expertise and research and development resources. Our competitors might offer new products with features or functionality that are equal to or better than our products. In addition, since we work with open standards, our customers could develop products based on our technology that compete with our offerings. We might not have sufficient engineering staff or other required resources to modify our products to match our competitors. Similarly, competitive pressure could force us to reduce the price of our products. In each case, we could lose new and existing customers to our competition. If this were to occur, our net revenues could decline and our business could be harmed.

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

OUR INTELLECTUAL PROPERTY PROTECTION MIGHT BE LIMITED.

We have not historically relied on patents to protect our proprietary rights, although we have recently begun to build a patent portfolio. We rely primarily on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions that we have taken:

•	laws and contractual restrictions might not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

•	other companies might claim common law trademark rights based upon use that precedes the registration of our marks;

•	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use;

•	current federal laws that prohibit software copying provide only limited protection from software pirates; and

•	the companies we acquire may not have taken similar precautions to protect their proprietary rights.

Also, the laws of other countries in which we market and manufacture our products might offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which could significantly harm our business.

UNDETECTED PRODUCT ERRORS OR DEFECTS COULD RESULT IN LOSS OF NET REVENUES, DELAYED MARKET ACCEPTANCE AND CLAIMS AGAINST US.

We currently offer warranties ranging from ninety days to five years on each of our products. Our products could contain undetected errors or defects. If there is a product failure, we might have to replace all affected products without being able to book revenue for replacement units, or we may have to refund the purchase price for the units. Because of our recent introduction of our line of device servers, we do not have a long history with which to assess the risks of unexpected product failures or defects for this product line. Regardless of the amount of testing we undertake, some errors might be discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of net revenues and claims against us. Significant product warranty claims against us could harm our business, reputation and financial results and cause the price of our stock to decline.

BECAUSE WE ARE DEPENDENT ON INTERNATIONAL SALES FOR A SUBSTANTIAL AMOUNT OF OUR NET REVENUES, WE FACE THE RISKS OF INTERNATIONAL BUSINESS AND ASSOCIATED CURRENCY FLUCTUATIONS, WHICH MIGHT ADVERSELY AFFECT OUR OPERATING RESULTS.

Net revenues from international sales represented 17%, 32% and 33% of net revenues for the years ended June 30, 2002, 2001 and 2000, respectively. Net revenues from Europe represented 14%, 28% and 28% of our net revenues for the years ended June 30, 2002, 2001 and 2000, respectively.

We expect that international revenues will continue to represent a significant portion of our net revenues in the foreseeable future. Doing business internationally involves greater expense and many additional risks. For example, because the products we sell abroad and the products and services we buy abroad are priced in foreign currencies, we are affected by fluctuating exchange rates. In the past, we have from time to time lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we face other risks of doing business internationally, including:

•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

•	reduced protection for intellectual property rights in some countries;

•	differing labor regulations;

•	compliance with a wide variety of complex regulatory requirements;

•	changes in a country’s or region’s political or economic conditions;

•	greater difficulty in staffing and managing foreign operations; and

•	increased financial accounting and reporting burdens and complexities.

Our international operations require significant attention from our management and substantial financial resources. We do not know whether our investments in other countries will produce desired levels of net revenues or profitability.

OUR EXECUTIVE OFFICERS AND TECHNICAL PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND WITHOUT THEM WE MIGHT NOT BE ABLE TO EXECUTE OUR BUSINESS STRATEGY.

Our financial performance depends substantially on the performance of our executive officers and key employees. We are dependent in particular on Marc Nussbaum, who serves as our Interim President and Chief Executive Officer, and James Kerrigan, who serves as our Interim Chief Financial Officer. We have no contract agreements with those executives who are serving on an interim basis. We are also dependent upon our technical personnel, due to the specialized technical nature of our business. If we lose the services of Mr. Nussbaum, Mr. Kerrigan or any of our key personnel and are not able to find replacements in a timely manner, our business could be disrupted, other key personnel might decide to leave, and we might incur increased operating expenses associated with finding and compensating replacements.

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

Key employees at the companies we acquired may join the securities class action suit, with possible negative consequences for productivity and employee retention.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. Information relating to quantitative and qualitative disclosure about market risk is set forth below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Interest Rate Risk

Our exposure to interest rate risk is limited to the exposure related to our cash and cash equivalents and our credit facilities, which is tied to market interest rates. As of June 30, 2002, we had cash and cash equivalents of $26.5 million, which consisted of cash and short-term investments with original maturities of ninety days or less, both domestically and internationally. We believe our short-term investments will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

Foreign Currency Risk

We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Investment Risk

As of June 30, 2002, we have a net investment of $6.8 million in Xanboo, a privately held company which can still be considered in the start-up or development stages. This investment is inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. There is a risk that we could lose part or all of our investment.

We are exposed to market risk as it relates to changes in the market value of our investments. As of June 30, 2002, we have short-term investments of $7.0 million consisting of United States Treasury notes, obligations of U.S. Government agencies, state, municipal and county governments notes and bonds and corporate bonds. These securities are subject to interest rate risk and will decline in value if interest rates increase. Because the maturity dates of our investment portfolio are relatively short, an immediate 100 basis point increase in interest rates would have no material impact on our consolidated financial position, results of operations, or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are incorporated by reference from Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)
The information regarding Directors appearing under the caption “Election of Directors” in the Company’s Proxy Statement related to the Annual Meeting of Stockholders scheduled to be held on November 12, 2002, is incorporated herein by reference. The information with respect to executive officers appears in Part I of this Form 10-K entitled “ITEM 1—Business—Executive Officers of the Company.”

(b)
The information appearing under the caption “Compliance with Section 16 of the Securities Exchange Act of 1934” in the Company’s Proxy Statement related to the Annual Meeting of Stockholders scheduled to be held November 12, 2002, is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information appearing under the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement related to the Annual Meeting of Stockholders scheduled to be held on November 12, 2002, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement related to the Annual Meeting of Stockholders to be held on November 12, 2002, is incorporated herein by reference.
You are also directed to “PART II—Equity Compensation Plans,” for additional information.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Related Information” in the Company’s Proxy Statement related to the Annual Meeting of Stockholders scheduled to be held on November 12, 2002, is incorporated herein by reference.

Howard Slayen, a member of our Board of Directors, and Marc Nussbaum, our Interim Chief Executive Officer, also serve as our nominees to the Xanboo Board of Directors.

One international customer, transtec AG, which is a related party due to common ownership by our largest stockholder and former Chairman of our Board of Directors, Bernhard Bruscha, accounted for approximately 5%, 9% and 7% of our net revenues for the years ended June 30, 2002, 2001 and 2000, respectively. Included in the accompanying consolidated balance sheets are approximately $246,000 and $787,000 due to this related party at June 30, 2002 and 2001, respectively. We also have an agreement with transtec AG for the provision of technical support services at the rate of $7,500 per month. Included in selling, general and administrative expenses is $90,000 for each of the three years in the period ended June 30, 2002 for these support services.

ITEM 14.    CONTROLS AND PROCEDURES

Not applicable.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.    Consolidated Financial Statements.

         2.    Financial Statement Schedule

The following financial statement schedule of the Company is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Page
(1) Report of Independent Auditors on Financial Statement Schedule	S-1
(2) Schedule II—Consolidated Valuation and Qualifying Accounts	S-2

         3.    Exhibits

The following exhibits immediately follow the financial statements and are filed as part of, or hereby incorporated by reference into this Form 10-K.

Exhibit Number	Description of Document

3.1*	Certificate of Incorporation of registrant.

3.4	Bylaws of the registrant as amended on October 1, 2002.

4.1**	Form of registrant’s common stock certificate.

10.1**	Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.

10.2**++	1993 Stock Option Plan and forms of agreements thereunder.

10.3**++	1994 Nonstatutory Stock Option Plan and forms of agreements thereunder.

10.4***++	2000 Stock Plan and forms of agreements thereunder.

10.5**++	2000 Employee Stock Purchase Plan.

10.6**	Form of Warranty.

10.7*	Employment Agreement between registrant and Frederick Thiel.

10.8*	Employment Agreement between registrant and Steven Cotton.

10.9*	Employment Agreement between registrant and Johannes Rietschel.

10.10**	Lease Agreement between registrant and The Irvine Company.

10.11**	Loan and Security Agreement between registrant and Silicon Valley Bank.

10.12+**	Research and Development Agreement between registrant and Gordian.

10.13+**	Distributor Contract between registrant and Tech Data Corporation.

Exhibit Number	Description of Document

10.14+**	Distributor Contract between registrant and Ingram Micro Inc.

21.1****	Subsidiaries of registrant.

23.1	Consent of Independent Auditors.

24.1	Power of Attorney (see page II-2).

99.1	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer.

*	Incorporated by reference to the same numbered exhibit previously filed with Lantronix’s Registration Statement on Form S-1 (SEC file no. 333-37508) originally filed May 19, 2000.
**	Incorporated by reference to the same numbered exhibit previously filed with Lantronix’s Registration Statement on Form S-1, Amendment No. 1, (SEC file no. 333-37508) originally filed June 13, 2000.
***	Incorporated by reference to the same numbered exhibit previously filed with Lantronix’s Registration Statement on Form S-1, Amendment No. 1, (SEC file no. 333-63030) originally filed June 14, 2001.
****	Incorporated by reference to the same numbered exhibit previously filed with Lantronix’s Annual Report on Form 10-K, originally filed September 28, 2001.
+	Confidential treatment granted as to portions of this exhibit.
++	Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K pursuant to Item 14(c).

FINANCIAL STATEMENT SCHEDULES

(1)	Report of Independent Auditors on Financial Statement Schedule	S-1

(2)	Schedule II—Valuation and Qualifying Accounts	S-2

(b)    Reports on Form 8-K.

The Company filed the following current reports on Form 8-K during the quarter ended June 30, 2002:

Form 8-K filed on May 7, 2002 reporting its decision to terminate the employment of its Chief Operating Officer and Chief Financial Officer and announcing James W. Kerrigan as Interim Chief Financial Officer.

Form 8-K filed on June 7, 2002 announcing 1) a voluntary internal review by its audit committee; 2) the appointment of Marc Nussbaum as Interim Chief Executive Officer and President succeeding Fred Thiel, who has assumed the role of Chief Technical and Strategy Officer; 3) notification that Thiel and Bernhard Bruscha have resigned from the Board of Directors, and election of H.K. Desai as Chairman of the Board; 4) that the Company received notification from Nasdaq on May 23, 2002, that it does not meet the filing requirements for continued listing on the Nasdaq National Market and is therefore subject to delisting; 5) notification that the Company signed an intellectual property and engineering support services agreement with Gordian Corporation.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Lantronix, Inc.

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lantronix, Inc. at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, the accompanying financial statements for the year ended June 30, 2001 have been restated to change as of July 1, 2000 the accounting policy for recognizing revenue from sales to distributors. Under the newly adopted policy, revenue from sales to distributors is not recognized until the distributor sells the Company’s products to end user customers. As discussed in Note 6, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    ERNST & YOUNG LLP

Orange County, California
October 2, 2002

LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$26,491	$15,367
Short-term investments	6,963	1,973
Accounts receivable (net of allowance for doubtful accounts of $1,466 and $405 at June 30, 2002 and 2001, respectively)	6,172	9,134
Inventories	10,743	13,560
Deferred income taxes	5,205	3,621
Prepaid expenses and other current assets	5,299	4,778

Total current assets	60,873	48,433
Property and equipment, net	5,039	5,492
Goodwill, net	13,811	42,273
Purchased intangible assets, net	14,681	13,328
Long-term investments	6,761	2,424
Officer loans (net of allowance of $4,154 at June 30, 2002)	104	4,131
Other assets	2,543	780

Total assets	$103,812	$116,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,607	$5,698
Due to related party	246	787
Accrued payroll and related expenses	1,530	1,243
Due to Gordian	2,000	—
Accrued Lightwave settlement	2,004	—
Accrued acquisition costs	—	840
Other current liabilities	5,063	2,902

Total current liabilities	15,450	11,470
Deferred income taxes	5,205	5,895
Due to Gordian	1,000	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 54,252,528 and 43,301,803 shares issued and outstanding at June 30, 2002 and 2001, respectively	5	4
Additional paid-in capital	179,547	109,871
Notes receivable from officers (net of allowance of $249 at June 30, 2002)	(28)	(790)
Deferred compensation	(4,546)	(10,020)
Retained earnings (accumulated deficit)	(92,875)	582
Accumulated other comprehensive gain (loss)	54	(151)

Total stockholders’ equity	82,157	99,496

Total liabilities and stockholders’ equity	$103,812	$116,861

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended June 30,
	2002	2001	2000
Net revenues (A)	$57,646	$48,972	$44,975
Cost of revenues (B)	40,510	24,530	21,526

Gross profit	17,136	24,442	23,449

Operating expenses:
Selling, general and administrative (C)	43,487	23,998	16,744
Research and development (C)	9,225	4,478	3,186
Stock-based compensation (B) (C)	2,863	3,019	1,093
Amortization of goodwill and purchased intangible assets	1,263	1,490	813
Impairment of goodwill and purchased intangible assets	50,828	—	—
Restructuring charges	3,473	—	—
In-process research and development	1,000	2,596	—

Total operating expenses	112,139	35,581	21,836

Income (loss) from operations	(95,003)	(11,139)	1,613
Minority interest	—	—	(49)
Interest income (expense), net	1,546	2,182	187
Other income (expense), net	(760)	(167)	(47)

Income (loss) before income taxes and cumulative effect of accounting changes	(94,217)	(9,124)	1,704
Provision (benefit) for income taxes	(6,665)	(1,876)	649

Income (loss) before cumulative effect of accounting changes	(87,552)	(7,248)	1,055
Cumulative effect of accounting changes:
Change in revenue recognition policy, net of income tax benefit of $176	—	(597)	—
Adoption of new accounting standard, SFAS No. 142	(5,905)	—	—

Net income (loss)	$(93,457)	$(7,845)	$1,055

Basic income (loss) per share before cumulative effect of accounting changes	$(1.70)	$(0.19)	$0.04
Cumulative effect of accounting changes per share:
Change in revenue recognition policy, net of income tax benefit of $176	—	(0.02)	—
Adoption of new accounting standard, SFAS No. 142	(0.12)	—	—

Basic net income (loss) per share	$(1.82)	$(0.21)	$0.04

Diluted income (loss) per share before cumulative effect of accounting changes	$(1.70)	$(0.19)	$0.03
Cumulative effect of accounting changes per share:
Change in revenue recognition policy, net of income tax benefit of $176	—	(0.02)	—
Adoption of new accounting standard, SFAS No. 142	(0.12)	—	—

Diluted net income (loss) per share	$(1.82)	$(0.21)	$0.03

Weighted average shares (basic)	51,403	36,946	29,274

Weighted average shares (diluted)	51,403	36,946	34,178

(A) Includes revenues from related parties	$2,644	$4,257	$3,226

(B) Cost of revenues includes the following:
Amortization of purchased intangible assets	$2,446	$220	$—
Impairment of purchased intangible assets	6,448	—	—
Stock-based compensation	117	87	26

	$9,011	$307	$26

(C) Stock-based compensation is excluded from the following:
Selling, general and administrative expenses	$2,086	$2,589	$1,025
Research and development expenses	777	430	68

	$2,863	$3,019	$1,093

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Notes Receivable From Officers	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 1999	28,745,512	$3	$2,944	$—	$—	$7,372	$(7)	$10,312
Stock options exercised	1,057,720	—	64	—	—	—	—	64
Deferred compensation, net	—	—	10,061	—	(10,061)	—	—	—
Stock-based compensation	—	—	—	—	1,119	—	—	1,119
Notes receivable issued to officers	—	—	152	(152)	—	—	—	—
Components of comprehensive income:
Translation adjustment	—	—	—	—	—	—	(3)	(3)
Net income	—	—	—	—	—	1,055	—	1,055

Comprehensive income								1,052

Balance at June 30, 2000	29,803,232	3	13,221	(152)	(8,942)	8,427	(10)	12,547
Issuance of common stock in initial public offering	6,000,000	1	53,706	—	—	—	—	53,707
Stock options exercised	1,450,656	—	689	—	—	—	—	689
Deferred compensation, net	—	—	4,184	—	(4,184)	—	—	—
Stock-based compensation	—	—	—	—	3,106	—	—	3,106
Notes receivable issued to officers for stock purchase	1,965,498	—	670	(670)	—	—	—	—
Purchase transactions	4,082,417	—	37,401	—	—	—	—	37,401
Repayment of notes receivable	—	—	—	32	—	—	—	32
Components of comprehensive loss:
Translation adjustment	—	—	—	—	—	—	(9)	(9)
Change in net unrealized loss on investment	—	—	—	—	—	—	(132)	(132)
Net loss	—	—	—	—	—	(7,845)	—	(7,845)

Comprehensive loss								(7,986)

Balance at June 30, 2001	43,301,803	4	109,871	(790)	(10,020)	582	(151)	99,496
Issuance of common stock in secondary public offering	6,400,500	1	47,085	—	—	—	—	47,086
Stock options exercised	1,073,452	—	1,619	—	—	—	—	1,619
Employee stock purchase plan	178,687	—	437	—	—	—	—	437
Deferred compensation, net	—	—	(1,899)	—	1,899	—	—	—
Stock-based compensation	—	—	—	—	3,575	—	—	3,575
Repayment of notes receivable	—	—	—	513	—	—	—	513
Provision for notes receivable from officers	—	—	—	249	—	—	—	249
Purchase transactions	3,298,086	—	22,941	—	—	—	—	22,941
Repurchase of common stock	—	—	(507)	—	—	—	—	(507)
Components of comprehensive loss:
Translation adjustment	—	—	—	—	—	—	73	73
Change in net unrealized loss on investment	—	—	—	—	—	—	132	132
Net loss	—	—	—	—	—	(93,457)	—	(93,457)

Comprehensive loss								(93,252)

Balance at June 30, 2002	54,252,528	$5	$179,547	$(28)	$(4,546)	$(92,875)	$54	$82,157

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years ended June 30,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(93,457)	$(7,845)	$1,055
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of accounting changes:
Change in revenue recognition policy, net of income tax benefit of $176	—	597	—
Adoption of new accounting standard, SFAS No. 142	5,905	—	—
Depreciation	2,510	909	502
Amortization of goodwill and purchased intangible assets	3,709	1,710	813
Impairment of goodwill and purchased intangible assets	57,276	—	—
Stock-based compensation	2,980	3,106	1,119
Deferred income taxes	(5,594)	(2,232)	798
Provision for officer loans	4,403	—	—
Restructuring charges	3,473	—	—
Lightwave settlement	1,912	—	—
Equity losses from unconsolidated businesses	1,002	—	—
Provision for doubtful accounts	1,680	108	1
In-process research and development	1,000	2,596	—
Revaluation of strategic investment	500	—	—
Loss on disposal of assets	—	25	—
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	2,543	(1,440)	(1,759)
Inventories	2,984	(2,589)	(2,079)
Prepaid expenses and other current assets	(1,451)	(1,902)	(3,164)
Other assets	(2,404)	(742)	19
Accounts payable	(3,829)	2,216	650
Due to related party	(541)	—	—
Due to Gordian	3,000	—	—
Other current liabilities	(431)	530	463

Net cash used in operating activities	(12,830)	(4,953)	(1,582)

Cash flows from investing activities:
Purchases of property and equipment, net	(2,750)	(4,632)	(942)
Purchases of held-to-maturity investments	(9,490)	(30,470)	—
Purchase of intellectual property	(6,000)	—	—
Purchases of minority investments	(7,288)	(2,136)	(500)
Proceeds from sale of held-to-maturity investments	4,500	28,497	—
Officer loans	—	(4,131)	—
Acquisition of businesses, net of cash acquired	(4,746)	(16,464)	(116)

Net cash used in investing activities	(25,774)	(29,336)	(1,558)

Cash flows from financing activities:
Net proceeds from underwritten offerings of common stock	47,085	53,706	—
Net proceeds from other issuances of common stock	2,057	689	64
Proceeds from repayment of notes receivable from officers	513	32	—
Payments on debt obligations	—	(6,750)	(766)

Net cash provided by (used in) financing activities	49,655	47,677	(702)
Effect of exchange rates on cash	73	(9)	(3)

Net increase (decrease) in cash	11,124	13,379	(3,845)
Cash and cash equivalents at beginning of year	15,367	1,988	5,833

Cash and cash equivalents at end of year	$26,491	$15,367	$1,988

Supplemental disclosure of cash flow information:
Interest paid	$49	$8	$5
Income taxes paid	$210	$276	$1,828

See accompanying notes.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

1.    Summary of Significant Accounting Policies

The Company

Lantronix, Inc. (the “Company”), incorporated in California in June 1989 and re-incorporated in the State of Delaware in May 2000, is engaged primarily in the design and distribution of networking and Internet connectivity products on a worldwide basis. The actual assembly and a significant portion of the engineering of the Company’s products is outsourced to third parties.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The industry in which the Company operates is characterized by rapid technological change and short product life cycles. As a result, estimates made in preparing the financial statements include the allowance for doubtful accounts, sales returns and allowances, inventory reserves, allowance for officer loans, strategic investments, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, warranty reserves, restructuring costs, litigation and other contingencies. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company does not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Commencing July 1, 2000, recognition of revenue and related gross profit from sales to distributors are deferred until the distributor resells the product (Note 2) to provide assurance that all revenue recognition criteria are met at or prior to the point at which revenue is recognized. Net revenue from certain smaller distributors for which point-of-sale information is not available, is recognized one month after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end user. Revenues from product sales to original equipment manufacturers, end-user customers, other resellers and from sales to distributors prior to July 1, 2000 generally are or have been recognized upon product shipment, but may be deferred to a later date if all revenue recognition criteria are not met at the date of shipment. When product sales revenue is recognized, the Company establishes an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, it establishes an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenues would result. Revenue from the licensing of software is recognized at the time of shipment (or at the time of resale in the case of software products sold through distributors), provided the Company has vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Revenue from post contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

Concentration of Credit Risk

The Company’s accounts receivable are derived from revenues earned from customers located throughout North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Credit losses have historically been within management’s expectations. The Company generally does not require collateral or other security from its customers. The Company invests its excess cash in deposits with major banks, in U.S. Treasury and U.S. Agency obligations.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The Company believes all of the financial instruments’ recorded values approximate current values because of the short maturities of these investments.

Foreign Currency Translation

The financial statements of foreign subsidiaries whose functional currency is not the U.S. dollar have been translated to U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Exchange gains and losses from foreign currency translations are reported as a component of accumulated other comprehensive gain (loss) within stockholders’ equity. Exchange gains and losses from foreign currency transactions are recognized in the consolidated statements of operations and historically have not been material.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of ninety days or less.

Investments

The Company accounts for its investments in debt and equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Debt securities, which are classified as held-to-maturity, are stated at cost, adjusted for amortization of premiums and discounts to maturity.

The Company defines short-term investments as income yielding securities which can be readily converted to cash. Short-term investments consists of United States Treasury notes, obligations of U.S. Government agencies, state, municipal and county governments notes and bonds and corporate bonds. These investments are carried at cost which approximates fair value.

In September and October 2001, the Company paid an aggregate of $3.0 million to Xanboo Inc. (“Xanboo”) for convertible promissory notes, which converted in January 2002, in accordance with their terms, into Xanboo preferred stock. In addition, the Company purchased $4.0 million of Xanboo preferred stock in January 2002. The Company’s ownership interest in Xanboo was 15.8% at June 30, 2002. The Company is accounting for this long-term investment under the equity method based upon the Company’s ability through representation on Xanboo’s board of directors to exercise significant influence over its operations. The Company’s interest in the losses of Xanboo aggregating $526,000 during the year ended June 30, 2002 have been recognized as other expense in the accompanying consolidated statement of operations.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

The Company periodically reviews its investments for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. The Company generally believes an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. During the year ended June 30, 2002, the Company recorded a $500,000 revaluation of a non-marketable equity investment resulting from an other-than-temporary decline in its value. This amount is included within the consolidated statements of operations as other expense.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. The Company provides reserves for excess and obsolete inventories determined primarily based upon estimates of future demand for the Company’s products. Shipping and handling costs are classified as a component of cost of revenues in the consolidated statements of operations.

Property and Equipment

Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the assets’ estimated useful lives ranging from three to five years. Major renewals and betterments are capitalized, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred.

Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicates that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Capitalized Internal Use Software Costs

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized computer software costs consist of purchased software licenses and implementation costs. Costs capitalized at June 30, 2002 and 2001 of $2.5 million and $2.6 million, respectively, are included in computer and office equipment in the accompanying consolidated balance sheet. The capitalized software costs are being amortized on a straight-line basis over a period of three years. Amortization for the years ended June 30, 2002 and 2001 totaled $999,000 and $221,000, respectively. No amortization was charged for the year ended June 30, 2000. Capitalized internal use software with a net carrying amount of approximately $898,000 was written off in connection with the restructuring approved in February 2002 (Note 7).

Income Taxes

Income taxes are computed under the liability method. This method requires the recognition of deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, are

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation.” Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS No. 123.

The Company also complies with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”—An Interpretation of APB Opinion No. 25 (“FIN 44”) which was issued in March 2000. FIN 44 clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain conclusions therein cover specific events that occurred after either December 15, 1998 or January 12, 2000.

For stock option grants to non-employees who are consultants to the Company, the Company complies with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services” (“EITF 96-18”). EITF 96-18 requires variable plan accounting with respect to such non-employee stock options, whereby compensation associated with such options is measured on the date such options vest, and incorporates the then-current fair market value of the Company’s common stock into the option valuation model.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by adjusting outstanding shares assuming any dilutive effects of stock options.
	Years ended June 30,
	2002	2001	2000
	(In thousands, except per share data)
Numerator:
Income (loss) before cumulative effect of accounting changes	$(87,552)	$(7,248)	$1,055
Cumulative effect of accounting changes:
Change in revenue recognition policy, net of income tax benefit of $176	—	(597)	—
Adoption of new accounting standard, SFAS No. 142	(5,905)	—	—

Net income (loss)	$(93,457)	$(7,845)	$1,055

Denominator:
Weighted-average shares outstanding	51,909	37,227	29,274
Less: Non-vested common shares outstanding	(506)	(281)	—

Denominator for basic earnings (loss) per share	51,403	36,946	29,274

Effect of dilutive securities
Stock options	—	—	4,904

Denominator for diluted earnings (loss) per share	51,403	36,946	34,178

Basic income (loss) per share before cumulative effect of accounting changes	$(1.70)	$(0.19)	$0.04
Cumulative effect of accounting changes per share:
Change in revenue recognition policy, net of income tax benefit of $176	—	(0.02)	—
Adoption of new accounting standard, SFAS No. 142	(0.12)	—	—

Basic net income (loss) per share	$(1.82)	$(0.21)	$0.04

Dilutive income (loss) per share before cumulative effect of accounting changes	$(1.70)	$(0.19)	$0.03
Cumulative effect of accounting changes per share:
Change in revenue recognition policy, net of income tax benefit of $176	—	(0.02)	—
Adoption of new accounting standard, SFAS No. 142	(0.12)	—	—

Diluted net income (loss) per share	$(1.82)	$(0.21)	$0.03

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

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

Warranty

Upon shipment to its customers, the Company provides for the estimated cost to repair or replace products to be returned under warranty. The Company’s warranty periods generally range from ninety days to five years from the date of shipment. The estimated warranty reserve accrual at June 30, 2002 and 2001 was $479,000 and $562,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $703,000, $1.1 million, and $1.1 million for the years ended June 30, 2002, 2001 and 2000, respectively.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income (loss), and its components in the consolidated financial statements. Other accumulated comprehensive loss includes foreign currency translation adjustments and unrealized losses on investments.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has only one reportable segment.

Reclassifications

Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) requiring that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its consolidated financial position, results of operations, or cash flows.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

2.    Accounting Change and Restatement of Financial Statements

In May 2002, the Company undertook a special investigation of its accounting, which revealed that beginning in the third and fourth quarters of fiscal 2001 certain shipments made to distributors and recorded as revenues in fiscal 2001 and 2002 did not qualify for revenue recognition upon shipment due to terms present in agreements with the distributors that were not considered in the Company’s original accounting decisions. The Company’s consolidated financial statements included in the Company’s previously filed Form 10-K/A (Amendment No. 1) for the year ended June 30, 2001 have been restated to change the accounting policy for recognizing revenue from sales to distributors as of July 1, 2000. Formerly, revenue from sales to distributors was recognized upon shipment, but in some cases during fiscal 2001 this resulted in improper revenue recognition because the Company granted product return privileges, extended payment terms or other rights to certain distributors in connection with specific shipments that either converted such transactions into what in substance were consignment arrangements or precluded the Company from using its historical experience in product sales to make a reasonable estimate of future product returns at the time of shipment.

Under the newly adopted accounting policy, revenue from sales to distributors is not recognized until the distributor sells the Company’s products to end user customers. This manner of correcting the errors in sales recognition made in the previously issued financial statements for fiscal 2001 is deemed to be preferable in the circumstances because (1) it eliminates from revenue any effect of shipping excessive levels of inventory to the distributors; (2) all revenue from distributor sales in fiscal 2001 and thereafter will be recognized on a common basis; and (3) there is assurance that any additional agreements with distributors that may have existed with respect to specific orders but are presently unknown will not have an impact on amounts reported as revenue after the restatement.

The restatement for the year ended June 30, 2001, resulted in a reduction in revenue of approximately $6.2 million and an increase in the loss before cumulative effect of accounting change of $2.9 million or $0.07 per share. The cumulative effect of the accounting change recorded as of July 1, 2000 was a charge of $597,000 (net of income taxes of $176,000) or $0.02 per share.

3.    Business Combinations

During fiscal year 2001, the Company completed the acquisitions of United States Software Corporation (“USSC”) and Lightwave Communications, Inc. (“Lightwave”). During fiscal year 2002, the Company completed the acquisitions of Synergetic Micro Systems, Inc. (“Synergetic”) and Premise Systems, Inc. (“Premise”). These acquisitions have been accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations of these acquisitions after their dates of acquisition. The acquisition of USSC provides the Company with a software operating system, protocol stacks and an application development environment for embedded technology. The acquisition of Lightwave provides the Company with a higher end console management product. The acquisition of Synergetics provides the Company with high-performance embedded chips to complement its device networking products. The acquisition of Premise and its SYS(TM) software suite complements the Company’s Device Networking products by providing management and control capabilities for devices that have been network and internet-enabled.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

A summary of transactions accounted for using the purchase method of accounting is outlined below:

Company Acquired	Date Acquired	Business	Shares Issued	Shares Reserved for Options Assumed	Total Shares Issued or Reserved	Cash Consideration
USSC	Dec. 2000	Software solutions provider	653,846	133,333	787,179	$2.5 million
Lightwave	Jun. 2001	Developer of console management products	3,428,571	870,513	4,299,084	$12.0 million
Synergetic	Oct. 2001	Embedded network communications solutions provider	2,234,715	615,705	2,850,420	$2.7 million
Premise	Jan. 2002	Developer of client-side software applications	1,063,371	875,000	1,938,371	—

The share issuances were exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended. Portions of the cash consideration and shares issued will be held in escrow pursuant to the terms of the acquisition agreements.

The Premise agreement required the Company to issue 1,150,000 shares of common stock in exchange for all remaining shares of Premise. Prior to the acquisition, the Company held shares of Premise representing 19.9% ownership and, in addition, held convertible promissory notes of $1.2 million with interest accrued thereon at the rate of 9.0%. The convertible promissory notes were converted into equity securities of Premise at the closing of the transaction. The Company issued an aggregate of 1,063,371 shares of its common stock in exchange for all remaining outstanding shares of Premise common stock and reserved 875,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Premise. Pursuant to the acquisition agreement, 106,337 shares are presently held in escrow to secure certain indemnification obligations, and 531,686 of such shares will be held in escrow pending achievement of certain performance obligations.

Allocation of Purchase Consideration

For each of the four purchase transactions, the Company obtained independent appraisals of the fair value of the tangible and intangible assets acquired in order to allocate the purchase price. Based upon those appraisals, the purchase price was allocated as follows (in thousands):

Company Acquired	Net Tangible Assets (Liabilities) Acquired	Goodwill	Purchased Intangibles	Deferred Compensation	Deferred Tax Liabilities	IPR&D	Total Consideration
USSC	$(12)	$5,782	$3,084	$538	$(1,117)	$496	$8,771
Lightwave	340	37,243	10,500	3,474	(4,183)	2,100	49,474
Synergetic	(233)	13,952	11,100	203	(5,213)	—	19,809
Premise	(79)	6,593	3,700	—	(1,480)	1,000	9,734

The consideration for the purchase transactions was calculated as follows: a) common shares issued were valued based upon the Company’s stock price for a short period just before and after the companies reached agreement and the proposed transactions were announced and b) employee stock options were valued in

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

accordance with FIN 44. Net tangible assets acquired in connection with the purchase transactions include the acquisition costs incurred by the Company. Additionally, the net tangible assets of Lightwave and Synergetic reflect an outstanding note payable and credit facility aggregating $6.7 million and $626,000, respectively, which was paid in full by the Company in connection with the terms of the merger agreements.

In-Process Research and Development

In-process research and development (“IPR&D”) aggregated $496,000, $2.1 million and $1.0 million for the USSC, Lightwave and Premise purchase transactions, respectively. No IPR&D charge was identified as part of the Synergetic valuation. The amount allocated to IPR&D was determined through established valuation techniques in the high-technology industry and were expensed upon acquisition as it was determined that the projects had not reached technological feasibility and no alternative future uses existed.

The fair value of the IPR&D was determined using the income approach. Under the income approach, the expected future cash flows from each project under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance upon core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based upon forecasted revenues and costs, taking into account product life cycles, and market penetration and growth rates.

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

As of the closing date of each purchase transaction, development projects were in process. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company’s future consolidated financial position, results of operations, or cash flows.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

Unaudited Pro Forma Data

The pro forma statements of operations data of the Company set forth below gives effect to the acquisitions of USSC, Lightwave, Synergetic and Premise as if they had occurred at the beginning of fiscal 2001. The following unaudited pro forma statement of operations data includes the amortization of purchased intangible assets and stock-based compensation. However, it excludes the charge for acquired IPR&D. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or the results that would have actually occurred had the acquisitions taken place at the beginning of fiscal 2001 (in thousands, except per share data):

	Years ended June 30,
	2002	2001
	(In thousands, except per share data)
Net revenues	$58,784	$51,929

Loss before cumulative effect of accounting changes	$(91,139)	$(12,123)
Cumulative effect of accounting changes:
Change in revenue recognition policy, net of income tax benefit of $176	—	(597)
Adoption of new accounting standard, SFAS No. 142	(5,905)	—

Net loss	$(97,044)	$(12,720)

Loss before cumulative effect of accounting change per share	$(1.73)	$(0.30)
Cumulative effect of accounting changes per share:
Change in revenue recognition policy, net of income tax benefit of $176	—	(0.02)
Adoption of new accounting standard, SFAS No. 142	(0.11)	—

Basic and diluted net loss per share	$(1.84)	$(0.32)

4.    Components of Balance Sheet

Inventories

Inventories consist of the following:

	June 30,
	2002	2001
	(In thousands)
Raw materials	$6,389	$6,752
Finished goods	9,079	6,526
Inventory at distributors	1,031	2,772

	16,499	16,050
Reserve for excess and obsolete inventory	(5,756)	(2,490)

	$10,743	$13,560

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

Property and Equipment

A summary of property and equipment, at cost, follows:

	June 30,
	2002	2001
	(In thousands)
Computer and office equipment	$8,381	$6,869
Furniture and fixtures	1,776	1,534
Production and warehouse equipment	1,246	995
Transportation equipment	47	144

	11,450	9,542
Accumulated depreciation	(6,411)	(4,050)

	$5,039	$5,492

5.    Notes Receivable from Officers and Other Officer Loans

The Company had outstanding notes receivable of $28,000 (net of allowance of $249,000) and $790,000 from officers for the exercise of options at June 30, 2002 and June 30, 2001, respectively. These notes are full-recourse, are secured by the shares of stock issued upon exercise, are interest bearing at rates ranging from 5.06% to 7.50% per annum, and are due three years from the exercise date. The Company also had outstanding loans of $4.3 million and $4.1 million at June 30, 2002 and 2001, respectively, primarily related to taxes on exercised stock options. These notes are non-recourse, are secured by 2,573,394 shares of stock, and are interest bearing at rates ranging from 5.19% to 7.50% per annum. Principal and any unpaid interest are due upon any transfer or disposition of the common stock.

Due to the decrease in the trading price of the Company’s common stock, the aggregate value of the collateral related to the non-recourse loans is approximately $1.4 million (based on the quoted market price on September 20, 2002), which is below the amount owed on the notes. One of the noteholders is the former Chief Executive Officer who assumed the role of Chief Technology and Strategy Officer of the Company effective May 30, 2002 and resigned from the Company effective September 1, 2002. One of the noteholders is one of the Company’s outside directors and one of the noteholders is the former Chief Operating/Chief Financial Officer who was terminated by the Company on May 3, 2002. The Company reduced the carrying amount of the officer loans by $4.2 million by establishing a reserve for uncertainties relative to collection of the related receivables. Factors considered in determining the level of this reserve include the value of the collateral securing the notes, the ability of the Company to effectively enforce its collection rights and the ability of the former officers to honor their obligations to the Company. As of June 30, 2002, no impairment has been recorded as it relates to the note receivable from the outside director.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

6.    Goodwill and Purchased Intangible Assets

Goodwill

The changes in the carrying amount of goodwill is as follows (in thousands):

	Years Ended June 30,
	2002	2001
Balance as of July 1	$43,025	$—
Reclassification of certain identified intangibles, net of related deferred tax liability of $2,229 in connection with adoption of SFAS No. 142 at July 1, 2001	3,329	—
Goodwill acquired during the period	20,545	43,025
Impairment of goodwill in connection with adoption of SFAS No. 142 at July 1, 2001	(5,905)	—
Impairment of goodwill during the period	(46,431)	—

	14,563	43,025
Less: accumulated amortization	(752)	(752)

Balance as of June 30	$13,811	$42,273

Purchased Intangible Assets

The composition of purchased intangible assets is as follows (in thousands):

		June 30, 2002			June 30, 2001
	Useful Lives	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing technology	3-5 years	$12,720	$(522)	$12,198	$6,745	$(188)	$6,557
Customer agreements	5	1,130	(143)	987	—	—	—
Customer lists	5	—	—	—	3,500	(44)	3,456
Patent/core technology	5	459	(212)	247	299	(150)	149
Tradename/trademark	5	532	(34)	498	1,162	(65)	1,097
Assembled workforce	5	—	—	—	1,458	(68)	1,390
Distribution network	5	—	—	—	755	(76)	679
Non-compete agreements	2-3	940	(189)	751	—	—	—

Total		$15,781	$(1,100)	$14,681	$13,919	$(591)	$13,328

The amortization expense for purchased intangible assets for the year ended June 30, 2002 was $3.7 million, of which $2.4 million was amortized to cost of revenues and $1.3 million was amortized to operating expenses. The estimated amortization expenses for the next five years are as follows:

	Cost of Revenues	Operating Expenses	Total
Fiscal year ending June 30:
2003	$3,549	$912	$4,461
2004	3,549	694	4,243
2005	3,336	412	3,748
2006	1,459	380	1,839
2007	305	85	390

Total	$12,198	$2,483	$14,681

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

In acquisitions accounted for using the purchase method, goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Prior to the adoption of SFAS No. 142, effective July 1, 2002, goodwill was amortized on a straight line basis over a seven year period. Purchased intangible assets are amortized on a straight line basis over periods ranging from two to five years.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” effective for acquisitions consummated after June 30, 2001, and SFAS No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company elected to early adopt the rules set forth in SFAS No. 142 on accounting for goodwill and other intangibles effective as of July 1, 2001. For the year ended June 30, 2002, early adoption resulted in non- amortization of goodwill of $9.1 million or $0.18 per share, based on the weighted average shares outstanding for the year ended June 30, 2002.

The following table presents the impact of SFAS No. 142 on net loss and net loss per share had SFAS No. 142 been in effect for the years ended June 30:

	2001	2000
Net income (loss) as reported	$(7,845)	$1,055
Adjustments:
Amortization of goodwill	752	60

Net adjustments	752	60

Net income (loss) as adjusted	$(7,093)	$1,115

Basic net income (loss) per share—as reported	$(0.21)	$0.04

Basic net income (loss) per share—as adjusted	$(0.19)	$0.03

Diluted net income (loss) per share—as reported	$(0.21)	$0.03

Diluted net income (loss) per share—as adjusted	$(0.19)	$0.03

In connection with the adoption of SFAS No. 142, the Company completed its initial assessment and concluded that goodwill arising from the acquisition of USSC having a carrying value of approximately $5.9 million as of July 1, 2001, may be impaired. The Company engaged an independent valuation service to perform a review of the value of goodwill related to USSC. Based on the independent valuation, which utilized a discounted cash flow valuation technique, the Company recorded a $5.9 million charge for the impairment of the USSC goodwill. This amount is reflected as the cumulative effect of adopting the new accounting standard effective July 1, 2001.

The Company performed the first of the required annual impairment tests of goodwill under the guidelines of SFAS No. 142 effective as of June 1, 2002. As a result of industry conditions, lower market valuations and reduced estimates of information technology capital equipment spending in the future, the Company determined that there were indicators of impairment to the carrying value of goodwill related to the acquisitions of Lightwave and Synergetic which had carrying values of $39.7 million and $13.9 million, respectively, as of

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

June 1, 2002. During the fourth quarter of fiscal 2002, the Company engaged an independent valuation service to perform a review of the value of goodwill and based on the independent valuation the Company recorded a $46.4 million impairment charge of our goodwill of which $32.5 million related to Lightwave and $13.9 million related to Synergetic.

Additionally, during the fourth quarter of 2002, the Company performed a review of the value of its purchased intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, “ (“SFAS No. 144”) which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sales and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has elected to early adopt the provisions of SFAS No. 144 as of July 1, 2001.

As a result of industry conditions, lower market valuations and reduced estimates of information technology capital equipment spending in the future, the Company determined that there were indicators of impairment to the carrying value of its purchased intangible assets related to its acquisitions. During the fourth quarter of fiscal 2002, the Company engaged an independent valuation company to perform a review of the value of its purchased intangible assets and based on the independent valuation the Company recorded a $10.2 million impairment charge of which $969,000, $764,000, $7.6 million and $849,000 related to USSC, Lightwave, Synergetic and Premise respectively. Additionally, the Company recorded an impairment charge of $665,000 related to intellectual property not associated with an acquisition.

The Company announced on May 30, 2002 that it had signed a new intellectual property agreement with Gordian, Inc., the Company’s long-time provider of product designs and engineering services. The agreement gives the Company joint ownership of the Gordian intellectual property that is embodied in the products Gordian has designed for the Company since 1989. The agreement provides that the Company will be able to use the intellectual property to support, maintain and enhance its products. The agreement extinguishes the Company’s obligations to pay royalties for each unit of a Gordian-designed product that it sells (Note 13).

The intellectual property agreement requires the Company to pay Gordian $6.0 million in order to acquire an interest in the Gordian intellectual property, which will be paid in three installments. The Company paid $3.0 million concurrent with the signing of the agreement and is obligated to pay $2.0 million on July 1, 2002 and $1.0 million on July 1, 2003. The Company will also purchase $1.5 million of engineering and support services from Gordian over the next 18 months. The Company is amortizing the intellectual property rights over the remaining life cycles of the products designed by Gordian, or approximately three years. The Company recorded $212,000 of amortization expense included in cost of revenues for the year ended June 30, 2002.

7.    Restructuring Charges

On February 6, 2002, the Company announced a restructuring plan to prioritize its initiatives around the growth areas of its business, focus on profit contribution, reduce expenses, and improve operating efficiency.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

This restructuring plan includes a worldwide workforce reduction, consolidation of excess facilities and other charges. As of June 30, 2002, the Company recorded restructuring costs totaling $3.5 million, which are classified as operating expenses. The Company’s new management team anticipates recording further restructuring costs in the first quarter of fiscal year 2003 as it continues to implement this plan and explores additional restructuring alternatives.

A summary of the activity in the restructuring liability account is as follows (in thousands):

	Initial Restructuring Liability	Charges Against Liability		Balance at June 30, 2002
		Non-Cash	Cash
Workforce reductions	$1,888	$(595)	$(1,012)	$281
Property, equipment and other assets	1,585	(1,260)	(199)	126

Total	$3,473	$(1,855)	$(1,211)	$407

Through June 30, 2002, the February 2002 restructuring actions resulted in the reduction of approximately 50 regular employees worldwide. In addition, the number of temporary and contract workers employed by the Company was also reduced. Included in the workforce reduction charge is a non-cash stock-based compensation charge in the amount of $595,000 associated with the modification of stock options that were outstanding at the termination date. Property, equipment and other assets that were disposed of or removed from operations consisted primarily of computer software and related equipment, production, engineering and office equipment, and furniture and fixtures.

8.    Bank Line of Credit

In January 2002, the Company entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. The Company is required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 is to be paid in January 2003. The Company is also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. The line of credit contains customary affirmative and negative covenants. Effective June 30, 2002, the Company amended its existing line of credit reducing the revolving line to $12.0 million, removing the LIBOR rate option and adjusting the customary affirmative and negative covenants. To date, the Company has not borrowed against this line of credit. The Company is not in compliance with the revised financial covenants of the amended line of credit at June 30, 2002.

9.    Stockholders’ Equity

Initial Public Offering

On August 4, 2000, the Company completed its initial public offering of common stock. The Company sold 6,000,000 shares, at a price of $10.00 per share. The Company received aggregate net proceeds from this offering of $53.7 million.

Secondary Public Offering

In July 2001, the Company completed a public offering of 8,534,000 shares of its common stock, including an underwriter’s over-allotment option to purchase an additional 534,000 shares, at an offering price of $8.00 per

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

share. The Company sold 6,000,000 shares and selling stockholders sold 2,000,000 shares of the primary offering. Additionally, the Company sold 400,500 shares and selling stockholders sold 133,500 shares of the over-allotment option. The Company received net proceeds of approximately $47.1 million in connection with this offering.

Stock Split

The Company effected a 4-for-1 split of its common stock in the form of a stock dividend, effective upon the filing of a re-incorporation in Delaware in July 2000. All share numbers and per share amounts contained in these notes and in the accompanying consolidated financial statements have been retroactively restated to reflect these changes in the Company’s capital structure.

Employee Stock Purchase Plan

In May 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) effective upon the completion of the initial public offering. A total of 900,000 shares of common stock have been reserved for issuance under the Purchase Plan. The number of shares available for issuance pursuant to the Purchase Plan increases annually commencing in fiscal year 2001. The Purchase Plan permits participants to purchase common stock at six-month intervals through payroll deductions of up to 15% of the participant’s compensation, as defined. Amounts deducted and accumulated by the participants are to be used to purchase shares of common stock at the end of each offering period, as defined, at 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period. For the year ended June 30, 2002, 178,687 shares were issued under the plan at an average per share price of $2.45. At June 30, 2002, 721,313 shares were available for future issuances under this plan.

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

Under the Company’s 1993 Incentive Stock Option Plan (the “1993 Plan”), the Company has reserved 4,000,000 shares of common stock for the granting of options. Such options are to be granted at or above the fair market value of the Company’s common stock on the date of grant. All stock options are to vest over a period determined by the Board of Directors (generally four years) and expire not more than ten years from the date of grant. As of June 30, 2002, 1,095,933 options were available for grant under the 1993 Plan.

Under the Company’s 1994 Nonstatutory Stock Option Plan (the “1994 Plan”), the Company has reserved 10,000,000 shares of common stock for grant at prices and vesting periods to be determined by the Company’s Board of Directors. In certain cases, the Company has granted options, which became fully vested on the date granted. As of June 30, 2002, 7,275,976 options were available for grant under the 1994 Plan.

Under the Company’s 2000 Stock Plan (the “2000 Plan”), the Company has reserved 4,000,000 shares of common stock for issuance pursuant to option grants. The number of shares available for issuance increases by

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

2,000,000 shares annually commencing in calendar year 2002. Each outside director is automatically granted an option to purchase 25,000 shares of common stock annually, subject to certain eligibility requirements. As of June 30, 2002, 328,477 options were available for grant under the 2000 Plan.

As a result of the Company’s acquisitions, the Company assumed stock options granted under stock option plans established by each acquired company; no additional options will be granted under those plans. As of June 30, 2002, 2,494,551 shares of common stock were reserved for issuance upon exercise of outstanding options assumed under these stock option plans.

A summary of all stock option activity under the plans is as follows:

	Number of options	Weighted average exercise price
Outstanding at June 30, 1999	3,913,556	$0.29
Granted	2,941,644	2.32
Canceled	(58,732)	0.18
Exercised	(1,057,720)	0.20

Outstanding at June 30, 2000	5,738,748	1.35
Granted	2,482,436	4.94
Canceled	(654,767)	2.10
Exercised	(3,416,154)	0.40

Outstanding at June 30, 2001	4,150,263	4.17
Granted	4,179,668	5.12
Canceled	(1,278,113)	5.49
Exercised	(1,073,452)	1.51

Outstanding at June 30, 2002	5,978,366	$5.14

Exercisable at June 30, 2000	1,543,234

Exercisable at June 30, 2001	1,206,839

Exercisable at June 30, 2002	1,823,365

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

The weighted average exercise price of options outstanding and of options exercisable as of June 30, 2002 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number of options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0 to $0.14	236,352	8.95	$0.10	72,791	$0.10
$0.18 to $0.29	20,351	4.92	0.20	8,433	0.23
$0.50	328,169	7.60	0.50	151,930	0.50
$0.79 to $2.59	1,679,297	9.56	2.18	504,116	2.22
$4.00 to $5.89	1,607,589	9.10	5.41	548,091	5.35
$6.00 to $7.99	923,246	8.50	6.38	347,352	6.27
$8.00 to $10.56	840,660	9.21	8.97	155,034	8.79
$14.00	342,702	9.53	14.00	35,618	14.00

At June 30, 2002, 18,378,037 shares of the Company’s common stock are reserved for issuance pursuant to the employee stock purchase and stock option plans. In connection with the issuance of stock options to employees during the years ended June 30, 2002 and 2001, the Company has recorded deferred compensation of ($1.9 million) and $4.2 million, respectively, net of forfeitures, representing the difference between the deemed fair value of the Company’s common stock and the exercise price of the stock options at the date of grant. Deferred compensation for the years ended June 30, 2002 and 2001 includes $203,000 and $4.0 million, respectively, for employee stock options assumed in the acquisitions of Synergetic (fiscal 2002) and Lightwave and USSC (fiscal 2001) in accordance with FIN 44. The Company is amortizing the deferred compensation over the shorter of the period in which the employee provides services or the applicable vesting period, which is generally four years. For the years ended June 30, 2002, 2001 and 2000, stock-based compensation was approximately $3.6 million, $3.1 million and $1.1 million, respectively. The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares or if we assume employee stock options in connection with additional acquisitions of businesses. Deferred compensation is decreased in the period of forfeiture arising from the early termination of an option holder’s services. No compensation expense related to stock options that existed for any other period has been recorded. The weighted average grant date fair value of options granted during the years ended June 30, 2002, 2001 and 2000 was $5.12, $7.32 and $4.67, respectively.

10.    Pro Forma Disclosures of the Effect of Stock-based Compensation Plans

Pro forma information regarding net income (loss) per share is required by SFAS No. 123 “Accounting for Stock-based Compensation” and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.

The value of the Company’s stock-based awards granted to employees prior to the Company’s initial public offering in August 2000 was estimated using the minimum value method, which does not consider stock price volatility. Stock-based awards granted subsequent to the initial public offering have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with SFAS No. 123, in arriving at an option valuation. Estimates and other assumptions necessary to apply the Black-Scholes model may differ significantly from

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

assumptions used in calculating the value of options granted prior to the initial public offering under the minimum value method.

The fair value of options granted to employees after the initial public offering was estimated assuming no expected dividends, a weighted average expected life of five years, a weighted average risk-free interest rate of 4.1% and an expected volatility of 131%.

The weighted average fair value of options granted to employees during 2002, 2001 and 2000 was $3.81, $7.32 and $4.67, respectively. For pro forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the vesting period of the underlying instruments. The results of applying SFAS No. 123 to the Company’s stock-based awards to employees would approximate the following:

	Years ended June 30,
	2002	2001	2000
	(In thousands, except per share data)
Net income (loss)
As reported	$(93,457)	$(7,845)	$1,055
Pro forma	(97,708)	(11,144)	838
Basic net earnings (loss) per share
As reported	$(1.82)	$(.21)	$.04
Pro forma	(1.90)	(.30)	.03
Diluted net earnings (loss) per share
As reported	$(1.82)	$(.21)	$.03
Pro forma	(1.90)	(.30)	.02

11.    401(k) Plan

The Company has a savings plan (the “Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 15% of their base pay, subject to limitations. The Company’s contributions are discretionary and are subject to limitations. For the years ended June 30, 2002, 2001 and 2000, the Company contributed $0.50 for each $1.00 of employee salary deferral contributions up to a maximum of 6% of the employee’s annual gross wages, subject to limitations. Selling, general and administrative expenses include contributions of approximately $202,000, $126,000 and $149,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

12.    Income Taxes

The income tax provision (benefit) is comprised of the following:

	Years ended June 30,
	2002	2001	2000
	(In thousands)
Current:
Federal	$(1,423)	$140	$(310)
State	—	(6)	(11)
Foreign	352	222	172

Total current	(1,071)	356	(149)
Deferred:
Federal	(4,127)	(2,091)	735
State	(1,467)	(338)	63
Foreign	—	21	—

Total deferred	(5,594)	(2,408)	798
Less: deferred taxes allocated to cumulative effect of accounting changes	—	176	—

Total income tax provision (benefit) for income (loss) before cumulative effect of accounting changes	$(6,665)	$(1,876)	$649

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	June 30,
	2002	2001
	(In thousands)
Deferred tax assets:
Reserves not currently deductible	$4,275	$2,836
Inventory capitalization	1,899	965
Depreciation	118	135
Tax losses and credits	14,887	4,436

	21,179	8,372
Valuation allowance	(14,093)	(2,023)

Total deferred tax assets	7,086	6,349

Deferred tax liabilities:
State taxes	(786)	(260)
Identified intangibles	(3,835)	(5,113)
Deferred compensation	(2,465)	(3,250)

Total deferred tax liabilities	(7,086)	(8,623)

Net deferred tax assets (liabilities)	$—	$(2,274)

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

A reconciliation of the income tax provision (benefit) for income (loss) before cumulative effect of accounting changes to taxes computed at the U.S. federal statutory rate is as follows:

	Years ended June 30,
	2002	2001	2000
	(In thousands)
Federal income tax (benefit) at statutory rate	$(32,065)	$(3,102)	$579
State taxes (net of federal tax benefit)	(968)	(228)	89
Non deductible goodwill	16,176	—	—
Change in valuation allowance	8,727	—	—
Permanent differences	403	(43)	67
Research and development credit	(399)	(263)	(96)
Foreign sales corporation benefit	—	—	(130)
Foreign tax rate variances	248	770	56
Deferred compensation	250	156	132
Acquisition expenses	—	834	—
In process technology	340	—	—
Other	623	—	(48)

	$(6,665)	$(1,876)	$649

        As of June 30, 2002, the Company has net operating loss carryovers of $31.6 million and $18.4 million for federal and state income tax purposes, respectively. These losses relate primarily to employee stock option exercises, the benefit for which has been partially allocated directly to additional paid-in capital. The federal and state net operating loss carryovers begin to expire in years 2021 and 2013, respectively.

Approximately $2.3 million of the net operating loss carryforwards resulted from the Company’s acquisition of Synergetic (Note 3). For financial reporting purposes, a valuation allowance of approximately $773,000 has been recognized to offset the deferred tax asset related to those carryforwards. If or when realized, the tax benefit for those items will be applied to reduce goodwill related to the acquisition of Synergetic.

In addition, the Company has research and development tax credit carryforwards of $1.3 million and $805,000 for federal and state purposes, respectively. Federal tax credits begin to expire in 2020. California tax credits have no expiration.

The Company has recorded a valuation allowance against its net deferred tax assets of $14.1 million. If or when realized, the tax benefits relating to and reversal of approximately $3.1 million of the valuation allowance will be accounted for as an increase in additional paid-in capital. The valuation allowance was established due to uncertainties surrounding the realization of the deferred tax assets.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of net operating loss carryforwards into tax years beginning on or after January 1, 2002 and 2003. Should the Company have taxable income for the year ending June 30, 2003, it may not look to California net operating losses generated in prior years to offset taxable income. This suspension will not apply to tax years ending in 2004 and beyond.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

13.    Commitments and Contingencies

Leases

The Company leases office equipment and its office and warehouse facilities under noncancelable operating leases. In July 2000, the Company renewed its office and warehouse facility lease in Irvine, California commencing in August 2000 and expiring in July 2005.

The following schedule represents minimum lease payments for all noncancelable-operating leases as of June 30, 2002.

Fiscal year ending June 30:
2003	$4,072
2004	3,419
2005	2,856
2006	1,741
2007	894
Thereafter	1,996

Total minimum lease payments	$14,978

Rent expense, including month-to-month rentals, totaled approximately $2.0 million, $1.2 million and $591,000 for the years ended June 30, 2002, 2001 and 2000, respectively. Sublease income totaled approximately $119,000 and $281,000 for the years ended June 30, 2001 and 2000, respectively. No sublease income was recognized for the year ended June 30, 2002.

Royalties

The Company outsources a substantial portion of its engineering and production development activities under contract. Certain development contracts contain royalty provisions based upon sales and/or margin activity of the underlying products. Approximately $1.2 million, $2.2 million and $2.2 million is included in cost of sales in the accompanying consolidated statements of operations for the years ended June 30, 2002, 2001 and 2000, respectively, relating to royalties paid on applicable product sales. As of June 30, 2002 and 2001, accrued royalties were approximately $113,000 and $454,000, respectively, and are included in other current liabilities in the accompanying consolidated balance sheets.

The Company announced on May 30, 2002, that it had signed a new intellectual property agreement with Gordian. The agreement extinguishes the Company’s obligation to pay royalties for each unit of a Gordian designed product that it sells (Note 6).

Marketing Rights

Pursuant to an agreement dated September 27, 1998, the Company purchased marketing rights from an individual which allows the Company to sell products in certain geographical regions. Per the terms of the agreement, the Company paid $1,694,000 for the marketing rights. Additionally, the Company paid a sales commission to the same individual for sales of certain products made to various customers through December 31, 2000. The initial payment was amortized over a period of 27 months. The commission payments are expensed in the period of the related product sale. Commissions paid and amortization of marketing rights for the years ended June 30, 2001 and 2000 were $697,000 and $2,727,000, respectively. For the year ended June 30, 2002, there were no commissions paid or amortization recorded related to the agreement.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

14.    Litigation

Intellectual Property

On July 3, 2001, Digi International, Inc., filed a complaint alleging that the Company directly and/or indirectly infringes upon Digi’s U.S. Patent No. 6,047,319 by making, using, selling and or offering for sale certain of the Company’s multiport device servers, including the ETS line of products, when coupled with a software called the comm port redirector software. Digi alleges that the Company has willfully and intentionally infringed Digi’s patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorney’s fees, interest and costs. Moreover, in conjunction with the Company’s acquisition of Stallion Technologies, Pty. Ltd. (“Stallion”), the Company became party to similar litigation in both the U.S. and Australia, in which Digi International claims that Stallion’s easyserverII and ePipe products, when coupled with a software product called truport and extend, respectively, infringe Digi’s U.S. Patent No. 6,047,319. Digi filed suit in the U.S. District Court for the District of Minnesota on November 21, 2000, and in the Supreme Court of Queensland, Australia on August 10, 2001, claiming that the easy server II and ePipe products when coupled with the truport and extend software, respectively, infringe Digi’s Australian Letters Patent No. 706,132. The Company believes that the claims are without merit and is continuing to vigorously defend the suits.

SEC Investigation

The SEC is conducting a formal investigation of the events leading up to the Company’s restatement of its financial statements on June 25, 2002.

Class Action Lawsuits

On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired the Company’s common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused the Company to improperly recognize revenue and make false and misleading statements about the Company’s business. Plaintiffs further allege that the Company materially overstated its reported financial results, thereby inflating the Company’s stock price during its securities offering in July 2001, as well as facilitating the use of the Company’s stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the Company is awaiting the appointment of a lead plaintiff. Once appointed, a consolidated amended complaint will be filed by the lead plaintiff. The Company has not yet answered, discovery has not commenced, and no trial date has been established.

Derivative Lawsuit

On July 26, 2002, Samuel Ivy filed a shareholder derivative complaint entitled Ivy v. Bernhard Bruscha, et al., No. 02CC00209, in the Superior Court of the State of California, County of Orange, against certain of the Company’s current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, and improper insider stock sales. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorneys’ fees. Discovery has not commenced and no trial date has been established.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

Securities Claims and Employment Claims Brought by the Co-Founders of USSC

On August 23, 2002, Donald and Diane Dunstan, the co-founders of USSC, filed a complaint entitled Dunstan v. Lantronix, Inc., et al., in the Circuit Court of the State of Oregon, County of Multnomah. The complaint alleges Oregon state law claims for securities violations, fraud, and negligence. The complaint seeks not less than $3.6 million in damages, interest, attorneys’ fees, costs, expenses, and an unspecified amount of punitive damages. Discovery has not commenced and no trial date has been established. In addition, Donald Dunstan has requested arbitration of certain contract claims, including a claim of entitlement to $9.8 million for lost earnout opportunities.

Employment Suit Brought by Former CFO and COO Steve Cotton

On September 6, 2002, Steve Cotton, the Company’s former CFO and COO, filed a complaint entitled Cotton v. Lantronix, Inc., et al., No. 02CC14308, in the Superior Court of the State of California, County of Orange. The complaint alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful termination, misrepresentation, and defamation. The complaint seeks unspecified damages, declaratory relief, attorneys’ fees and costs. Discovery has not commenced and no trial date has been established.

Other

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial position, operating results or cash flows.

Although the Company believes that claims or any litigation arising therefrom will have no material impact on its business, all of the above matters are in either the pleading stage or the discovery stage, and the Company cannot predict their outcomes with certainty.

15.    Geographic and Significant Customer Information

Revenue by Geographic Area

Net revenue by geographic area is provided below:

	Year ended June 30,
	2002		2001		2000
	(Amounts in thousands)
America	$47,748	83%	$33,143	68%	$30,269	67%
Europe	8,247	14%	13,938	28%	12,665	28%
Other	1,651	3%	1,891	4%	2,041	5%

Total net revenues	$57,646	100%	$48,972	100%	$44,975	100%

Accounts receivable attributable to international sales represented approximately 33% and 31% of total accounts receivable at June 30, 2002 and 2001, respectively.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

Significant Customer Information

One customer accounted for approximately 12%, 14% and 13% of the Company’s net revenues for the years ended June 30, 2002, 2001 and 2000, respectively. Another customer accounted for approximately 11%, 10% and 12% of the Company’s net revenues for the years ended June 30, 2002, 2001 and 2000, respectively. Accounts receivable attributable to these two domestic customers accounted for approximately 21% and 31% of total accounts receivable at June 30, 2002 and 2001, respectively.

One international customer, a related party due to common ownership by the Company’s major stockholder, accounted for approximately 5%, 9% and 7% of the Company’s net revenues for the years ended June 30, 2002, 2001 and 2000, respectively. Included in the accompanying consolidated balance sheets are approximately $246,000 and $787,000 due to this related party at June 30, 2002 and 2001, respectively. The Company also has an agreement with the same related international customer for the provision of technical support services to the Company at the rate of $7,500 per month. Included in selling, general and administrative expenses is $90,000 for each of the three years in the period ended June 30, 2002 for these support services.

16.    Quarterly Financial Data (Unaudited)

Set forth below is summarized unaudited quarterly data for fiscal 2002 and fiscal 2001:

			Loss before cumulative effect of accounting change
					Net loss
	Net revenues	Gross profit (loss)	Amount	Diluted per share	Amount	Diluted per share
Fiscal 2002
First quarter	$15,831	$8,292	$(2,278)	$(0.05)	$(8,183)	$(0.17)
Second quarter	15,726	8,188	(1,917)	(0.04)	(1,917)	(0.04)
Third quarter	14,580	4,206	(8,730)	(0.16)	(8,730)	(0.16)
Fourth quarter	11,509	(3,550)	(74,627)	(1.39)	(74,627)	(1.39)

Total	$57,646	$17,136	$(87,552)	$(1.70)*	$(93,457)	$(1.82)*

Fiscal 2001
First quarter	$11,644	$6,408	$(229)	$(0.01)	$(1,002)	$(0.03)
Second quarter	12,036	6,470	(337)	(0.01)	(161)	(0.01)
Third quarter	12,529	6,682	(851)	(0.02)	(851)	(0.02)
Fourth quarter	12,763	4,882	(5,831)	(0.16)	(5,831)	(0.16)

Totals	$48,972	$24,442	$(7,248)	$(0.19)*	$(7,845)	$(0.21)*

*	Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

17.    Subsequent Events

Acquisition of Stallion

On August 1, 2002, the Company completed its acquisition of Stallion, a provider of terminal servers and multiport products. In connection with the acquisition, the Company paid $867,000 in cash consideration, of which $200,000 was paid upon the execution of the Letter of Intent dated May 9, 2002, issued an aggregate of

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002

866,667 shares of its common stock, based upon the fair market value of the Company’s common stock at June 14, 2002, and issued a two-year note of $867,000 convertible into the Company’s common stock at a $5.00 conversion price. In accordance with the acquisition agreement, the Company established a cash escrow account in the amount of $867,000 at the acquisition date to be used in lieu of the Company’s common stock in the event that such securities are not freely traded.

Settlement with former stockholders of Lightwave

The Company received an informal notice from several holders of the Company’s unregistered shares of common stock that were issued in connection with the acquisition of Lightwave. The shares were issued to the holders in a private transaction not registered under the Securities Act of 1933, and therefore could not be sold by the stockholders without a valid registration statement. The stockholders alleged that the Company failed to honor their rights to have the shares registered and that they were therefore precluded from selling the shares. Effective July 26, 2002, the Company settled with the stockholders of Lightwave in the amount of $2,004,000 in exchange for 240,000 shares of the Company’s common stock held in escrow and 208,335 additional shares issued to the former owners of Lightwave on the acquisition date. This settlement resulted in a net charge to the Company’s results of operations of approximately $1.9 million during the fourth quarter ended June 30, 2002.

Restructuring

On September 12, 2002, the Company announced a restructuring plan to further prioritize its initiatives around the growth areas of its business, focus on profit contribution, reduce expenses, and improve operating efficiency. This restructuring plan includes a worldwide workforce reduction, consolidation of excess facilities and other charges. The restructuring plan will result in the reduction of approximately 50 regular employees worldwide. Property, equipment and other assets that will be disposed or removed from operations consists primarily of computer software, service and related equipment, production, office equipment and furniture and fixtures. The restructuring plan also will result in the closing of the Milford, Connecticut manufacturing operations, and Ames, Iowa and Singapore offices. The restructuring plan is expected to result in a charge of approximately $5.0 million which will be recorded during the first fiscal quarter ended September 30, 2002.

Reverse Stock Split

Effective October 1, 2002, the Company’s Board of Directors authorized the Company to request approval of stockholders to amend the Company’s Certification of Incorporation for the purpose of effectuating a reverse stock split of the Company’s outstanding common stock (a “Reverse Stock Split”) and the authorization for the Board of Directors to determine if and when to effectuate a Reverse Stock Split and the ratio of the Reverse Stock Split.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following Exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Description of Document

3.1*	Certificate of Incorporation of registrant.

3.4	Bylaws of the registrant as amended on October 1, 2002.

4.1**	Form of registrant’s common stock certificate.

10.1**	Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.

10.2**++	1993 Stock Option Plan and forms of agreements thereunder.

10.3**++	1994 Nonstatutory Stock Option Plan and forms of agreements thereunder.

10.4***++	2000 Stock Plan and forms of agreements thereunder.

10.5**++	2000 Employee Stock Purchase Plan.

10.6**	Form of Warranty.

10.7*	Employment Agreement between registrant and Frederick Thiel.

10.8*	Employment Agreement between registrant and Steven Cotton.

10.9*	Employment Agreement between registrant and Johannes Rietschel.

10.10**	Lease Agreement between registrant and The Irvine Company.

10.11**	Loan and Security Agreement between registrant and Silicon Valley Bank.

10.12+**	Research and Development Agreement between registrant and Gordian.

10.13+**	Distributor Contract between registrant and Tech Data Corporation.

10.14+**	Distributor Contract between registrant and Ingram Micro Inc.

21.1****	Subsidiaries of registrant.

23.1	Consent of Independent Auditors.

24.1	Power of Attorney (see page II-2).

99.1	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer.

*	Incorporated by reference to the same numbered exhibit previously filed with Lantronix’s Registration Statement on Form S-1 (SEC file no. 333-37508) originally filed May 19, 2000.
**	Incorporated by reference to the same numbered exhibit previously filed with Lantronix’s Registration Statement on Form S-1, Amendment No. 1, (SEC file no. 333-37508) originally filed June 13, 2000.
***	Incorporated by reference to the same numbered exhibit previously filed with Lantronix’s Registration Statement on Form S-1, Amendment No. 1, (SEC file no. 333-63030) originally filed June 14, 2001.
****	Incorporated by reference to the same numbered exhibit previously filed with Lantronix’s Annual Report on Form 10-K, originally filed September 28, 2001.
+	Confidential treatment granted as to portions of this exhibit.
++	Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K pursuant to Item 14(c).

FINANCIAL STATEMENT SCHEDULES

(1)	Report of Independent Auditors on Financial Statement Schedule	S-1

(2)	Schedule II—Valuation and Qualifying Accounts	S-2

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, Lantronix has duly caused this Registration Statement on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 7th day of October, 2002.

LANTRONIX, INC.

By:	/s/ JAMES KERRIGAN

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

Signature	Title	Date

/s/ H. K. DESAI	Chairman of the Board	10/7/02

H. K. Desai

/s/ MARC NUSSBAUM	Interim Chief Executive Officer,	10/7/02

Marc Nussbaum	President, (Principal Executive Officer)

/s/ JAMES KERRIGAN	Interim Chief Financial Officer	10/7/02

James Kerrigan	(Principal Financial and Accounting Officer)

/s/ THOMAS W. BURTON	Director	10/7/02

Thomas W. Burton

/s/ HOWARD T. SLAYEN	Director	10/7/02

Howard T. Slayen

II-2

SEC Form of Section 302 Certification for Reports on Form 10-K

CERTIFICATIONS

I, Marc H. Nussbaum, certify that:

1.    I have reviewed this annual report on Form 10-K of Lantronix, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 7, 2002

/s/ Marc H. Nussbaum
Marc H. Nussbaum Interim Chief Executive Officer

SEC Form of Section 302 Certification for Reports on Form 10-K

CERTIFICATIONS

I, James W. Kerrigan, certify that:

1.    I have reviewed this annual report on Form 10-K of Lantronix, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 7, 2002

/s/ James W. Kerrigan
James W. Kerrigan Interim Chief Financial Officer

II-3

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Lantronix, Inc.

We have audited the consolidated financial statements of Lantronix, Inc. as of June 30, 2002 and 2001, and for each of the three years in the period ended June 30, 2002, and have issued our report thereon dated October 2, 2002. Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Orange County, California
October 2, 2002

S-1

SCHEDULE II

LANTRONIX, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance At Beginning Of Period	Charged (recovered) to Costs and Expenses	Charged To Other Accounts	Deductions	Balance End of Period
Year ended June 30, 2000:
Allowance for doubtful accounts	$203	$1	$—	$45	$159
Reserve for excess and obsolete inventory	767	570	—	468	869
Accrued warranties	619	260	—	334	545

Total	$1,589	$831	$—	$847	$1,573

Year ended June 30, 2001:
Allowance for doubtful accounts	$159	$108	$138	$—	$405
Reserve for excess and obsolete inventory	869	2,013	—	392	2,490
Accrued warranties	545	63	—	46	562

Total	$1,573	$2,184	$138	$438	$3,457

Year ended June 30, 2002:
Allowance for doubtful accounts	$405	$1,680	$49	$668	$1,466
Reserve for excess and obsolete inventory	2,490	3,443	39	216	5,756
Accrued warranties	562	220	—	303	479

Total	$3,457	$5,343	$88	$1,187	$7,701

S-2