Form 10-Q
period 2002-09-30
LANTRONIX INC
filed 2002-11-15
CIK 1114925

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF  1934

                For the quarterly period ended September 30, 2002

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

                 15353 Barranca Parkway Irvine, California 92618
              (Address of principal executive offices and zip code)
                                   __________

                                 (949) 453-3990
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 2002, 54,281,061 shares of the Registrant's common stock were outstanding.
===============================================================================

                                 LANTRONIX, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I.   FINANCIAL INFORMATION                                                                         3

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

          Condensed Consolidated Balance Sheets at September 30, 2002 (unaudited) and June 30, 2002     3

          Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended
          September 30, 2002 and 2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

          Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended
          September 30, 2002 and 2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

          Notes to Unaudited Condensed Consolidated Financial Statements . . . . . . . . . . . . . .    6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations. . .   12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . .   27

Item 4.   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . . . .   30

Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .   31

Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                 LANTRONIX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                             SEPTEMBER 30,    JUNE 30, 2002
                                                 2002
                                            ---------------  ---------------
                                              (UNAUDITED)
ASSETS
------------------------------------------

Current assets:
Cash and cash equivalents  . . . . . . . .  $       11,121   $       26,491
Marketable securities    . . . . . . . . .          13,248            6,963
Accounts receivable, net . . . . . . . . .           5,318            6,172
Inventories  . . . . . . . . . . . . . . .          11,192           10,743
Deferred income taxes  . . . . . . . . . .           5,205            5,205
Prepaid expenses and other current assets.           3,846            5,299
                                            ---------------  ---------------
Total current assets . . . . . . . . . . .          49,930           60,873

Property and equipment, net. . . . . . . .           4,639            5,039
Goodwill, net. . . . . . . . . . . . . . .          16,949           13,811
Purchased intangible assets, net . . . . .          13,425           14,681
Long-term investments. . . . . . . . . . .           6,432            6,761
Officer loans. . . . . . . . . . . . . . .             104              104
Other assets . . . . . . . . . . . . . . .           2,625            2,543
                                            ---------------  ---------------
Total assets . . . . . . . . . . . . . . .  $       94,104   $      103,812
                                            ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------

Current liabilities:
Accounts payable . . . . . . . . . . . . .  $        4,496   $        4,607
Due to related party . . . . . . . . . . .               -              246
Accrued payroll and related expenses . . .           1,556            1,530
Due to Gordian . . . . . . . . . . . . . .           1,000            2,000
Accrued Lightwave settlement . . . . . . .               -            2,004
Restructure reserve. . . . . . . . . . . .           4,881              407
Other current liabilities. . . . . . . . .           4,848            4,656
                                            ---------------  ---------------
Total current liabilities. . . . . . . . .          16,781           15,450

Deferred income taxes. . . . . . . . . . .           5,205            5,205
Due to Gordian . . . . . . . . . . . . . .               -            1,000
Convertible note payable . . . . . . . . .             867                -

Stockholders' equity:
Common stock . . . . . . . . . . . . . . .               5                5
Additional paid-in capital . . . . . . . .         177,815          179,547
Employee notes receivable  . . . . . . . .             (28)             (28)
Deferred compensation. . . . . . . . . . .          (2,341)          (4,546)
Accumulated deficit. . . . . . . . . . . .        (104,277)         (92,875)
Accumulated other comprehensive loss . . .              77               54
                                            ---------------  ---------------
Total stockholders' equity . . . . . . . .          71,251           82,157
                                            ---------------  ---------------
Total liabilities and stockholders' equity  $       94,104   $      103,812
                                            ===============  ===============

                            See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                -------------------
                                                                  2002       2001
                                                                ---------  --------
Net revenues (A) . . . . . . . . . . . . . . . . . . . . . . .  $ 12,681   $15,831
Cost of revenues (B) . . . . . . . . . . . . . . . . . . . . .     8,196     7,539
                                                                ---------  --------

Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .     4,485     8,292
                                                                ---------  --------
Operating expenses:
Selling, general and administrative (C). . . . . . . . . . . .     7,871     7,577
Research and development (C) . . . . . . . . . . . . . . . . .     2,430     2,092
Stock-based compensation (B) (C) . . . . . . . . . . . . . . .       445     1,172
Amortization of purchased intangible assets  . . . . . . . . .       228       286
Restructuring charges  . . . . . . . . . . . . . . . . . . . .     4,929         -
                                                                ---------  --------
Total operating expenses . . . . . . . . . . . . . . . . . . .    15,903    11,127
                                                                ---------  --------
Loss from operations . . . . . . . . . . . . . . . . . . . . .   (11,418)   (2,835)
Interest income (expense), net . . . . . . . . . . . . . . . .       192       536
Other income (expense), net  . . . . . . . . . . . . . . . . .       (90)     (628)
                                                                ---------  --------
Loss before income taxes . . . . . . . . . . . . . . . . . . .    (11,316)   (2,927)
Provision (benefit) for income taxes . . . . . . . . . . . . .        86      (649)
                                                                ---------  --------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(11,402)  $(2,278)
                                                                =========  ========

Basic and diluted net loss per share . . . . . . . . . . . . .  $  (0.21)  $ (0.05)
                                                                =========  ========

Weighted average shares (basic and diluted)  . . . . . . . . .    53,935    47,500
                                                                =========  ========

(A)  Includes net revenues from related parties. . . . . . . .  $    467   $   517
                                                                =========  ========

(B)  Cost of revenues includes the following:
Amortization of purchased intangible assets  . . . . . . . . .  $  1,028   $   338
Stock-based compensation . . . . . . . . . . . . . . . . . . .        19        27
                                                                ---------  --------
                                                                $  1,047   $   365
                                                                =========  ========

(C)  Stock-based compensation is excluded from the following:
Selling, general and administrative expenses   . . . . . . . .  $    363   $   833
Research and development expenses  . . . . . . . . . . . . . .        82       339
                                                                ---------  --------
                                                                $    445   $ 1,172
                                                                =========  ========

                             See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                              -------------------
                                                                                2002       2001
                                                                              ---------  --------
Cash flows from operating activities:
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $(11,402)  $(2,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      616       560
Amortization of purchased intangible assets . . . . . . . . . . . . . . . . .    1,256       624
Stock-based compensation. . . . . . . . . . . . . . . . . . . . . . . . . . .      464     1,199

Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . .      231       165
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -      (450)
Revaluation of strategic investment . . . . . . . . . . . . . . . . . . . . .        -       500
Equity losses from unconsolidated businesses. . . . . . . . . . . . . . . . .      329       294
Restructuring charges . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,474         -
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      623    (2,583)
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (408)      388
Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . .    1,418      (447)
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (82)        -
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (111)      326
Due to related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (246)        -
Due to Gordian  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,000)        -
Accrued Lightwave settlement. . . . . . . . . . . . . . . . . . . . . . . . .   (2,004)        -
Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       20        36
                                                                              ---------  --------
Net cash used in operating activities . . . . . . . . . . . . . . . . . . . .   (6,822)   (1,666)
                                                                              ---------  --------

Cash flows from investing activities:
Purchase of property and equipment, net . . . . . . . . . . . . . . . . . . .     (216)   (1,435)
Purchase of minority investments, net . . . . . . . . . . . . . . . . . . . .        -    (1,524)
Purchases of marketable securities  . . . . . . . . . . . . . . . . . . . . .   (9,250)        -
Acquisition of business, net of cash acquired . . . . . . . . . . . . . . . .   (2,114)        -
Proceeds from sale of marketable securities . . . . . . . . . . . . . . . . .    3,000         -
                                                                              ---------  --------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . .   (8,580)   (2,959)
                                                                              ---------  --------

Cash flows from financing activities:
Net proceeds from underwritten offerings of common stock. . . . . . . . . . .        -    47,113
Net proceeds from other issuances of common stock . . . . . . . . . . . . . .        9       341
                                                                              ---------  --------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . .        9    47,454
Effect of foreign exchange rates on cash. . . . . . . . . . . . . . . . . . .       23        27
                                                                              ---------  --------
Increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . .  (15,370)   42,856
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . .   26,491    15,367
                                                                              ---------  --------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . $ 11,121   $58,223
                                                                              =========  ========

                            See accompanying notes.

                                 LANTRONIX, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

1.     BASIS  OF  PRESENTATION

      The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the "Company") at September 30, 2002, and the consolidated results of its operations and its cash flows for the three months ended September 30, 2002 and 2001. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

     These financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles. Therefore, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2002, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on October 8, 2002.


2.     RECENT  ACCOUNTING  PRONOUNCEMENTS


     In June 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal
Activities" ("SFAS No. 146"), which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.


3.     BUSINESS  COMBINATIONS

     On August 1, 2002, the Company completed the acquisition of Stallion Technologies PTY, LTD ("Stallion"). This acquisition has been accounted for under the purchase method of accounting. The condensed consolidated financial statements include the results of operations of the acquisition of Stallion after the date of acquisition. The acquisition of Stallion complements the Company's existing multiport and terminal server product lines.

     The Company paid $1.2 million in cash consideration and established a cash escrow account in the amount of $867,000 at the acquisition date to be used in lieu of the Company's common stock in the event that the Company was unable to issue registered shares by October 31, 2002. In accordance with the terms of the acquisition agreement, the Company was not able to issue registered shares by October 31, 2002; accordingly, the cash escrow amount of $867,000 was released on November 1, 2002. In addition, the Company issued a two-year note in the principal amount of $867,000, and accruing interest at a rate of 2.5% per annum. The note is convertible into the Company's common stock at any time, at the election of the holders, at a $5.00 conversion price. The Company relied on the exemption in Section 4 (2) of the Securities Act of 1933 in that the offering of the convertible note was not a public offering.

Allocation  of  Purchase  Consideration

     The Company is in the process of obtaining an independent appraisal of the fair value of the tangible and intangible assets acquired related to the acquisition of Stallion in order to allocate the purchase price in accordance with SFAS No. 141 "Business Combinations". The acquisition of Stallion resulted in total consideration of $3.1 million, which has been preliminarily allocated principally to goodwill, pending an initial valuation of the Stallion tangible and intangible assets acquired. Net tangible assets acquired in connection with the purchase transaction include the acquisition costs incurred by the Company.

Pro  Forma  Data

     The pro forma statements of operations data of the Company set forth below gives effect to the acquisition of Stallion as if it had occurred at the beginning of fiscal 2002. The following unaudited pro forma statements of operations data excludes the amortization of purchased intangible assets pending the results of the independent valuation. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or the results that would have actually occurred had the acquisition taken place at the beginning of fiscal 2002 (in thousands, except per share data):

                                      THREE MONTHS ENDED
                                        SEPTEMBER 30,
                                      -------------------
                                        2002       2001
                                      ---------  --------
Net revenues                          $ 13,004   $16,654
                                      =========  ========

Net loss                              $(11,396)  $(2,238)
                                      =========  ========

Basic and diluted net loss per share  $  (0.21)  $ (0.05)
                                      =========  ========


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

                                                  THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                  -------------------
                                                    2002       2001
                                                  ---------  --------
Numerator: Net loss                               $(11,402)  $(2,278)
                                                  =========  ========

Denominator:
Weighted-average shares outstanding                 54,267    48,140
Less: non-vested common shares outstanding            (332)     (640)
                                                  ---------  --------
Denominator for basic and diluted loss per share    53,935    47,500
                                                  =========  ========

Basic and diluted net loss per share              $  (0.21)  $ (0.05)
                                                  =========  ========


5.     MARKETABLE  SECURITIES

     The Company defines marketable securities as income yielding securities which can be readily converted to cash. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county governments notes and bonds. These securities are carried at cost, which approximates fair value.

6.     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                            SEPTEMBER 30,    JUNE 30,
                                                2002           2002
                                           ---------------  ----------
Raw materials . . . . . . . . . . . . . .  $        7,030   $   6,389
Finished goods. . . . . . . . . . . . . .           9,748       9,079
Inventory at distributors . . . . . . . .             930       1,031
                                           ---------------  ----------
                                                   17,708      16,499
Reserve for excess and obsolete inventory          (6,516)     (5,756)
                                           ---------------  ----------
                                           $       11,192   $  10,743
                                           ===============  ==========

7.     PURCHASED  INTANGIBLE  ASSETS


     The composition of purchased intangible assets is as follows (in thousands):

                                          SEPTEMBER 30, 2002                      JUNE 30, 2002
                                    --------------------------------  --------------------------------
                           USEFUL             ACCUMULATED                       ACCUMULATED
                           LIVES     GROSS    AMORTIZATION     NET     GROSS    AMORTIZATION     NET
                         ---------  -------  --------------  -------  -------  --------------  -------
 Existing technology. .  3-5 years  $12,720  $      (1,550)  $11,170  $12,720  $        (522)  $12,198
 Customer agreements. .          5    1,130           (200)      930    1,130           (143)      987
 Patent/core technology          5      459           (237)      222      459           (212)      247
 Tradename/trademark. .          5      532            (65)      467      532            (34)      498
 Non-compete agreements        2-3      940           (304)      636      940           (189)      751
                                    -------  --------------  -------  -------  --------------  -------

  Total                             $15,781  $      (2,356)  $13,425  $15,781  $      (1,100)  $14,681
                                    =======  ==============  =======  =======  ==============  =======

     The amortization expense for purchased intangible assets for the three months ended September 30, 2002 was $1.3 million, of which $1.0 million was amortized to cost of revenues and $228,000 was amortized to operating expenses. The amortization expense for purchased intangible assets for the three months ended September 30, 2001 was $624,000, of which $338,000 was amortized to cost of revenues and $286,000 was amortized to operating expenses. The estimated amortization expense for the remainder of fiscal 2003 and the next four years are as follows:


                              COST OF   OPERATING
Fiscal year ending June 30:  REVENUES    EXPENSES    TOTAL
                             ---------  ----------  -------
      2003. . . . . . . . .     $3,021       $684     $3,705
      2004. . . . . . . . .      3,330         695    4,025
      2005. . . . . . . . .      2,654         412    3,066
      2006. . . . . . . . .      1,862         380    2,242
      2007. . . . . . . . .        303          84      387
                             ---------  ----------  -------
      Total                  $  11,170  $    2,255  $13,425
                             =========  ==========  =======


8.     LONG-TERM  INVESTMENTS
-----------------------------

     Long-term investments consist of a 15.8% ownership interest in Xanboo at September 30, 2002. The Company is accounting for this long-term investment under the equity method based upon the Company's ability through representation on Xanboo's board of directors to exercise significant influence over its operations. The Company's interest in the losses of Xanboo aggregating $329,000 for the three months ended September 30, 2002 have been recognized as other expense in the condensed consolidated statement of operations. The Company recorded no similar loss for the same period last year.


9.     RESTRUCTURING  CHARGES

     On September 12, 2002, the Company announced a restructuring plan to prioritize its initiatives around the growth areas of its business, focus on profit contribution, reduce expenses, and improve operating efficiency. This restructuring plan includes a worldwide workforce reduction, consolidation of excess facilities and other charges. As of September 30, 2002, the Company recorded restructuring costs totaling $4.9 million, which are classified as operating expenses in the Company's condensed consolidated statements of operations.

     Through September 30, 2002, the restructuring plan had resulted in the reduction of approximately 50 regular employees worldwide. The Company recorded workforce reduction charges of approximately $1.2 million related to severance and fringe benefits for the terminated employees.


     In connection with the restructuring plan, the Company recorded charges of approximately $3.7 million through September 30, 2002 for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs, write-off of leasehold improvements and termination of a contractual obligation. The restructuring costs will be substantially paid in cash and the plan will be completed within one year.


     A summary of the activity in the restructuring liability account is as follows (in thousands):


                                                            CHARGES  AGAINST  LIABILITY
                                    -------------------------------------------------------------------

                                     RESTRUCTURING                                       RESTRUCTURING
                                    LIABILITIES AT     ADDITIONAL                       LIABILITIES AT
                                       JUNE 30,      RESTRUCTURING                       SEPTEMBER 30,
                                         2002            COSTS       NON-CASH    CASH        2002
                                    ---------------  --------------  ---------  ------  ---------------
Workforce reductions . . . . . . .  $           281  $        1,187  $       -  $(290)  $         1,178
Contractual obligations. . . . . .                -           2,000          -      -             2,000
Consolidation of excess facilities              126           1,742          -   (165)            1,703
                                    ---------------  --------------  ---------  ------  ---------------

Total                               $           407  $        4,929  $       -  $(455)  $         4,881
                                    ===============  ==============  =========  ======  ===============


10.     BANK  LINE  OF  CREDIT

     In January 2002, the Company entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. The Company is required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 is to be paid in January 2003. The Company is also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. The line of credit contains customary affirmative and negative covenants. Effective June 30, 2002, the Company amended its existing line of credit reducing the revolving line to $12.0 million, removing the LIBOR rate option and adjusting the customary affirmative and negative covenants. To date, the Company has not borrowed against this line of credit. The Company is not in compliance with the revised financial covenants of the amended line of credit at September 30, 2002.


11.     COMPREHENSIVE  LOSS

     SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements. The components of comprehensive loss are as follows (in thousands):

                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                               -------------------
                                                 2002       2001
                                               ---------  --------
Net loss                                       $(11,402)  $(2,278)
Other comprehensive loss:
Change in net unrealized loss on investment           -       134
Change in accumulated translation adjustments        23        27
                                               ---------  --------
Total comprehensive loss                       $(11,379)  $(2,117)
                                               =========  ========

12.     LITIGATION

     INTELLECTUAL  PROPERTY

     On July 3, 2001, Digi International, Inc., filed a complaint alleging that the Company directly and/or indirectly infringes upon Digi's U.S. Patent No.
6,047,319 by making, using, selling and or offering for sale certain of the Company's multiport device servers, including the ETS line of products, when coupled with a software called the comm port redirector software. Digi alleges that the Company has willfully and intentionally infringed Digi's patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorney's fees, interest and costs. Moreover, in conjunction with the Company's acquisition of Stallion, the Company became party to similar litigation in both the U.S. and Australia, in which Digi International claims that Stallion's easyserverII and ePipe products, when coupled with software products called truport and extend, respectively, infringe Digi's U.S. Patent No. 6,047,319. Digi filed suit in the U.S. District Court for the District of Minnesota on November 21, 2000, and in the Supreme Court of Queensland, Australia on August 10, 2001, claiming that the easyserverII and ePipe products when coupled with the truport and extend software, respectively, infringe Digi's Australian Letters Patent No. 706,132. On November 4, 2002, the Company entered into a settlement agreement with Digi, to dismiss all of the lawsuits. The Company and Digi also agreed to cross-license the patents. Neither party was required to provide consideration for the settlement, other than the cross-license of its own patent(s).


SEC  INVESTIGATION

     The SEC is conducting a formal investigation of the events leading up to the Company's restatement of its financial statements on June 25, 2002.


     CLASS  ACTION  LAWSUITS

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused the Company to improperly recognize revenue and make false and misleading statements about the Company's business. Plaintiffs further allege that the Company materially overstated its reported financial results, thereby inflating the Company's stock price during its securities offering in July 2001, as well as facilitating the use of the Company's stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The Company is awaiting the consolidated amended complaint, which is to be filed by the lead plaintiff. The Company has not yet answered, discovery has not commenced, and no trial date has been established.


     DERIVATIVE  LAWSUIT

     On July 26, 2002, Samuel Ivy filed a shareholder derivative complaint entitled Ivy v. Bernhard Bruscha, et al., No. 02CC00209, in the Superior Court of the State of California, County of Orange, against certain of the Company's current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, and improper insider stock sales. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorneys' fees. Discovery has not commenced and no trial date has been established. The Company filed a demurrer/motion to dismiss the derivative lawsuit on October 26, 2002, and has requested a hearing on the demurrer scheduled for January 9, 2003. The basis of the demurrer is that the plaintiff does not have standing to bring this lawsuit since the plaintiff has never served a demand on the Company's Board that the Board take actions on behalf of the corporation.


     SECURITIES CLAIMS AND EMPLOYMENT CLAIMS BROUGHT BY THE CO-FOUNDERS OF UNITED STATES SOFTWARE CORPORATION

     On August 23, 2002, Donald and Diane Dunstan, the co-founders of United States Software Corporation ("USSC"), filed a complaint entitled Dunstan v. Lantronix, Inc., et al., in the Circuit Court of the State of Oregon, County of Multnomah. The complaint alleges Oregon state law claims for securities violations, fraud, and negligence. The complaint seeks not less than $3.6 million in damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. Discovery has not commenced and no trial date has been established. In addition, Donald Dunstan has requested arbitration of certain contract claims, including a claim of entitlement to $9.8 million for lost earnout opportunities.


     EMPLOYMENT SUIT BROUGHT BY FORMER CHIEF FINANCIAL OFFICER AND CHIEF OPERATING OFFICER STEVE COTTON

     On September 6, 2002, Steve Cotton, the Company's former CFO and COO, filed a complaint entitled Cotton v. Lantronix, Inc., et al., No. 02CC14308, in the Superior Court of the State of California, County of Orange. The complaint alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful termination, misrepresentation, and defamation. The complaint seeks unspecified damages, declaratory relief, attorneys' fees and costs. Discovery has not commenced and no trial date has been established. The Company filed a motion to dismiss the employment suit brought by Mr. Cotton on October 16, 2002, on the grounds that Mr. Cotton's complaints are subject to the binding arbitration provisions in Mr. Cotton's employment agreement. The Company has requested a hearing be held on November 27, 2002.

     SECURITIES CLAIMS BROUGHT BY FORMER SHAREHOLDERS OF SYNERGETIC MICRO SYSTEMS, INC. ("SYNERGETIC")

     On October 17, 2002, Richard Goldstein and several other former shareholders of Synergetic filed a complaint entitled Goldstein, et al v. Lantronix, Inc., Bernhard Bruscha, Frederick G. Thiel, Steven V. Cotton and Ernst & Young LLP in the Superior Court of the State of California, County of Orange. The complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from the Company's acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. The Company has not yet answered the complaint.

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


13.     SUBSEQUENT  EVENTS

     On November 12, 2002, at the Company's Annual Meeting of Stockholders, the stockholders approved a 1:3 reverse stock split in the Common Stock of the Company, in an endeavor to satisfy requirements for the Company's securities to be listed on the Nasdaq National Market and to amend the Company's Certificate of Incorporation accordingly. Although approved, the Board of Directors will only initiate a reverse split at such time it determines such action is necessary in order to continue Nasdaq listing requirements that are related to share price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in other reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and our subsequent reports on Form 8-K that discuss our business in greater detail.

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


OVERVIEW

     Lantronix designs, develops and markets products and software solutions that make it possible to access, manage, control and configure almost any electronic device over the Internet or other networks. We are a leader in providing innovative networking solutions. We were initially formed as "Lantronix," a California corporation, in June 1989. We reincorporated as "Lantronix, Inc.," a Delaware corporation in May 2000.

     We  have  a history of providing devices that enable information technology
(IT) equipment to network using standard protocols for connectivity, including fiber optic, Ethernet and wireless. Our first product was a terminal server that allowed "dumb" terminals to connect to a network. Building on the success of our terminal servers, we introduced a complete line of print servers in 1991 that enabled users to inexpensively share printers over a network. Over the years, we have continually refined our core technology and have developed additional innovative networking solutions that expand upon the business of providing our customers network connectivity. We provide three broad categories of products:
"device servers," that enable almost any electronic device to be connected to a network; "multiport device solutions," that enable multiple devices-usually network computing devices such as servers, routers, switches, and similar equipment to be managed over a network; and software-software that is either embedded in the hardware devices that are mentioned above, or stand-alone application software.

     Today, our solutions include fully integrated hardware and software products, as well as software tools to develop related customer applications. Because we deal with network connectivity, we have provided products to extremely broad market segments, including industrial, medical, commercial, financial, governmental, retail, building and home automation, and many more. Our technology is used with devices such as networking routers, medical instruments, manufacturing equipment, bar code scanners, building HVAC systems, elevators, process control equipment, vending machines, thermostats, security cameras, temperature sensors, card readers, point of sale terminals, time clocks, and virtually any device that has some form of standard data control capability. Our current product offerings include a wide range of hardware devices of varying size and, where appropriate, software solutions that allow our customers to network-enable virtually any electronic device.


     Our products are sold to original equipment manufacturers (OEMs), value added resellers (VARs), systems integrators and distributors, as well as directly to end-users. One customer accounted for approximately 10.5% and 12.6% of our net revenues for the three months ended September 30, 2002 and 2001, respectively. Accounts receivable attributable to this domestic customer accounted for approximately 5.8% and 13.4% of total accounts receivable at September 30, 2002 and June 30, 2002, respectively.

One international customer, transtec AG, which is a related party due to common ownership by our largest stockholder and former Chairman of our Board of Directors, Bernhard Bruscha, accounted for approximately 3.7% and 3.3% of our net revenues for the three months ended September 30, 2002 and 2001, respectively. Included in the accompanying condensed consolidated balance sheets is approximately $246,000 due to this related party at June 30, 2002. No amount was due to this related party at September 30, 2002.

     In August 2002, we completed the acquisition of Stallion Technologies, PTY, LTD ("Stallion"), a provider of multiport and terminal server products. The acquisition of Stallion complements our existing multiport and terminal server product lines. In connection with the acquisition, we paid $1.2 million in cash consideration and established a cash escrow account in the amount of $867,000 at the acquisition date to be used in lieu of our common stock in the event we are unable to issue registered shares by October 31, 2002. We were not able to issue registered shares by October 31, 2002; accordingly, the cash escrow amount of $867,000 was released on November 1, 2002. In addition, we issued a two-year note in the principal amount of $867,000, and accruing interest at a rate of 2.5% per annum. The note is convertible into our common stock at any time, at the election of the holders at a $5.00 conversion price. We relied on the exemption in Section 4 (2) of the Securities Act of 1933 in that the offering of the convertible note was not a public offering.

     Stock-based compensation relates to deferred compensation recorded in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes, as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. Deferred compensation also includes the value of employee stock options assumed in connection with acquisitions of United States Software Corporation ("USSC"), Lightwave Communications, Inc. ("Lightwave") and Synergetic Micro Systems, Inc. ("Synergetic") calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction to stockholders' equity and is amortized over the vesting period of the related stock options, which is generally four years. At September 30, 2002, a balance of $2.3 million remains and will be amortized as follows: $972,000 in the remainder of fiscal 2003, $1.0 million in fiscal 2004, $330,000 in fiscal 2005 and $17,000 in fiscal 2006. The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares. The amount of stock-based compensation actually recognized in future periods could decrease if options for which deferred compensation has been recorded are forfeited.

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

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our condensed consolidated financial statements:


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


     ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts and the general condition of the industry. If a major customer's credit worthiness deteriorates, or our customers' actual defaults exceed our historical experience, our estimates could change and impact our reported results.


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

CONSOLIDATED  RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our condensed consolidated statement of operations:


                                            THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                            ------------------

                                               2002     2001
                                              -------  -------
Net revenues                                   100.0%   100.0%
Cost of revenues                                64.6     47.6
                                              -------  -------
Gross profit                                    35.4     52.4
                                              -------  -------
Operating expenses:
 Selling, general and administrative . . . .    62.1     47.9
 Research and development. . . . . . . . . .    19.2     13.2
 Stock based-compensation. . . . . . . . . .     3.5      7.4
 Amortization of purchased intangible assets     1.8      1.8
 Restructuring charges . . . . . . . . . . .    38.9       (-)
                                              -------  -------
Total operating expenses                       125.4     70.3
                                              -------  -------
Loss from operations                           (90.0)   (17.9)
Interest income (expense), net                   1.5      3.4
Other income (expense), net                     (0.7)    (4.0)
                                              -------  -------
Loss before income taxes                       (89.2)   (18.5)
Provision (benefit) for income taxes             0.7     (4.1)
                                              -------  -------
Net loss                                      (89.9)%  (14.4)%
                                              =======  =======


NET  REVENUES

     Net revenues decreased $3.2 million, or 19.9%, to $12.7 million for the three months ended September 30, 2002 from $15.8 million for the three months ended September 30, 2001. The decrease for the three months ended September 30, 2002 was primarily attributable to a decrease in net revenues of our Multiport Device Solutions. Multiport Device Solutions net revenues decreased $2.9 million, or 36.2%, to $5.1 million, or 40.3% of net revenues, for the three months ended September 30, 2002 from $8.0 million, or 50.6% of net revenues, for the three months ended September 30, 2001. Mulitport Device Solutions net revenues include $954,000 of Stallion net revenues (from the acquisition date) for the three months ended September 30, 2002. No net revenues from Stallion were recorded for the same period last year. The decrease in our Multiport Device Solution net revenues is primarily attributable to the current economic slowdown and competitive pricing strategies. Device Server net revenues decreased $504,000, or 7.0%, to $6.7 million, or 52.7% of net revenues, for the three months ended September 30, 2002 from $7.2 million, or 45.4% of net revenues, for the three months ended September 30, 2001. Print Server and other net revenues increased $250,000, or 39.3%, to $886,000, or 7.0% of net revenues, for the three months ended September 30, 2002 from $636,000, or 4.0% of net revenues, for the three months ended September 30, 2001.

     Net revenues generated from sales in the Americas decreased $4.0 million, or 29.1%, to $9.8 million, or 77.4% of net revenues, for the three months ended September 30, 2002 from $13.9 million, or 87.5% of net revenues, for the three months ended September 30, 2001. Our net revenues derived from customers located in the Americas as a percentage of total net revenues decreased due to the current economic slowdown and competitive pricing strategies. Our net revenues derived from customers located in Europe increased $821,000, or 52.8%, to $2.4 million, or 18.7% of net revenues, for the three months ended September 30, 2002 from $1.5 million, or 9.8% of net revenues, for the three months ended September 30, 2001. Our net revenues derived from customers located in Europe as a percentage of total net revenues increased due to a concentrated effort to improve European sales through a new sales structure. Our net revenues derived from customers located in other geographic areas increased slightly to $488,000, or 3.8% of net revenues, for the three months ended September 30, 2002 from $425,000, or 2.7% of net revenues, for the three months ended September 30, 2001.

     Due to the significant economic slowdown in the technology industry, we experience a significant slowdown in customer orders, as well as an increase in the number of order cancellations. We experienced significant revenue declines in the second, third and fourth quarters of fiscal 2002. The first quarter of fiscal 2003 represents our first quarter of modest sequential revenue growth and we expect flat to modest growth in the second quarter of fiscal 2003.

GROSS  PROFIT

     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers and associated overhead costs. As part of an agreement with Gordian, an outside research and development firm, a royalty charge was included in cost of revenues and was calculated based on the related products sold. Gordian royalties were $416,000 for the three months ended September 30, 2001. No royalties were paid for the three months ended September 30, 2002 as a result of the new Gordian agreement. Additionally, cost of revenues for the three months ended September 30, 2002 and 2001 consisted of $1.0 million and $338,000 of non-cash amortization of purchased intangible assets, respectively.

     In May 2002, we signed a new agreement with Gordian to acquire a joint interest in the intellectual property that is evident in products designed by Gordian and to extinguish our obligation to pay royalties on future sales of our products. We agreed to pay $6.0 million for this intellectual property and will amortize this asset to cost of sales over the remaining life cycles of our products designed by Gordian, or approximately three years. Effective May 30, 2002, upon the signing of the agreement, royalty expenses have been replaced by an amortization of the prepaid royalties and entitlement to the intellectual property that was part of the agreement. Amortization expense related to the Gordian agreement, included in amortization of purchased intangible assets of $1.0 million, totaled $640,000 for the three months ended September 30, 2002.

     Gross profit decreased by $3.8 million, or 45.9%, to $4.5 million, or 35.4% of net revenues, for the three months ended September 30, 2002 from $8.3 million, or 52.4% of net revenues, for the three months ended September 30, 2001. The decrease in gross profit in absolute dollars and as a percentage of net revenues for the three months ended September 30, 2002 was mainly attributable to an increase in our inventory reserve of $760,000, the increase in non-cash amortization of purchased intangible assets charged to cost of revenues of $690,000, volume-pricing agreements and competitive pricing strategies. These increases were partially offset by a decrease in the amount of Gordian royalties of $416,000.

SELLING,  GENERAL  AND  ADMINISTRATIVE

     Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, and professional fees. Selling, general and administrative expenses increased $294,000, or 3.9%, to $7.9 million, or 62.1% of net revenues, for the three months ended September 30, 2002 from $7.6 million, or 47.9% of net revenues, for the three months ended September 30, 2001. The increase in selling, general and administrative expense in absolute dollars and as a percentage of net revenues is primarily due to the increase in legal and other professional fees. We expect selling, general and administrative expenses in absolute dollars and as a percentage of net revenues will decrease in the foreseeable future as a result of our restructuring plan.

RESEARCH  AND  DEVELOPMENT

     Research and development expenses consist primarily of salaries and the related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses increased $338,000, or 16.2%, to $2.4 million, or 19.2% of net revenues, for the three months ended September 30, 2002 from $2.1 million, or 13.2% of net revenues, for the three months ended September 30, 2001. This increase resulted primarily from increased personnel-related costs due to the acquisition of Synergetic and Premise and expenses related to new product development.

STOCK-BASED  COMPENSATION

     Stock-based compensation generally represents the amortization of deferred compensation. We recorded no deferred compensation for the three months ended September 30, 2002 and recorded deferred compensation forfeitures of $1.7 million for the three months ended September 30, 2002. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years. Included in cost of revenues is stock-based compensation of $19,000 and $27,000 for the three months ended September 30, 2002 and 2001, respectively. Stock-based compensation decreased $727,000, or 62.0%, to $445,000, or 3.5% of net revenues, for the three months ended September 30, 2002 from $1.2 million, or 7.4% of net revenues, for the three months ended September 30, 2001. The decrease in stock-based compensation for the three months ended September 30, 2002 is primarily attributable to the restructuring plans whereby options for which deferred compensation has been recorded are forfeited.

AMORTIZATION  OF  PURCHASED  INTANGIBLE  ASSETS

     Purchased intangible assets primarily include existing technology and customer agreements and are amortized on a straight-line basis over the estimated useful lives of the respective assets, ranging from two to five years. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. We are in the process of obtaining an independent appraisal of the fair value of the tangible and intangible assets acquired related to the acquisition of Stallion in order to allocate the purchase price in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"). As a result, the excess of the purchase price over the net assets acquired of Stallion of approximately $3.1 million is included in goodwill and, accordingly, not being amortized. The amortization of purchased intangible assets decreased $58,000, or 20.3%, to $228,000, or 1.8% of net revenues, for the three months ended September 30, 2002 from $286,000, or 1.8% of net revenues, for the three months ended September 30, 2001. In addition, approximately $1.0 million and $338,000 of amortization of purchased intangible assets has been classified as cost of revenues for the three months ended September 30, 2002 and 2001, respectively. The decrease in amortization of purchased intangible assets is due to the impairment write-down of $4.4 million during the fourth quarter of fiscal 2002. At September 30, 2002 the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $13.4 million, of which $3.7 million will be amortized in the remainder of fiscal 2003, $4.0 million in fiscal 2004, $3.1 million is fiscal 2005, $2.2 in fiscal 2006 and $387,000 in fiscal 2007.

RESTRUCTURING  CHARGES

     On September 12, 2002, we announced a restructuring plan to prioritize our initiatives around the growth areas of our business, focus on profit contribution, reduce expenses, and improve operating efficiency. This restructuring plan includes a worldwide workforce reduction, consolidation of excess facilities and other charges. As of September 30, 2002, we recorded restructuring costs totaling $4.9 million or 38.9% of net revenues, which are classified as operating expenses in the condensed consolidated statements of operations.

     Through September 30, 2002, the restructuring plan had resulted in the reduction of approximately 50 regular employees worldwide. We recorded workforce reduction charges of approximately $1.2 million related to severance and fringe benefits for the terminated employees.

     In connection with the restructuring plan, we recorded charges of approximately $3.7 million through September 30, 2002 for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs, write-off of leasehold improvements and termination of a contractual obligation.

INTEREST  INCOME  (EXPENSE),  NET

     Interest income (expense), net consists primarily of interest earned on cash, cash equivalents and short-term investments. Interest income (expense), net was $192,000 and $536,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease is primarily due to lower average investment balances and interest rates for the three months ended September 30, 2002 compared to September 30, 2001, as a result of the acquisitions of Synergetic, Premise and Stallion, as well as our investment in Xanboo Inc. ("Xanboo"). Additionally, the decrease in the average investment balance is due to increased legal and other professional fees resulting from our financial statement restatements in fiscal 2002 and defense of our lawsuits.

OTHER  INCOME  (EXPENSE),  NET

     Other income (expense), net was $(90,000) and $(628,000) for the three months ended September 30, 2002 and 2001, respectively. The decrease in other expense is primarily attributable to the $500,000 revaluation in the carrying amount of a strategic investment recorded for the three months ended September 30, 2001.

PROVISION  FOR  INCOME  TAXES-EFFECTIVE  TAX  RATE

     We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Our effective tax rate was -1% for the three months ended September 30, 2002, and 22% for the three months ended September 30, 2001. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax expense benefit for the three months ended September 30, 2002, was lower than the federal statutory rate primarily due to the increase in valuation allowance, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. Our effective tax rate associated with the income tax benefit for the three months ended September 30, 2001, was lower than the statutory rate primarily due to foreign losses and amortization of stock-based compensation for which no benefit was provided.

IMPACT  OF  ADOPTION  OF  NEW  ACCOUNTING  STANDARDS

     In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact of adoption of this statement.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consisting of money-market funds and commercial paper totaled $11.1 million at September 30, 2002.
Marketable securities are income yielding securities which can be readily converted to cash. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county government notes and bonds and totaled $13.2 million at September 30, 2002. Long-term investments consist of investment consists of an equity security of a privately held company, Xanboo, and totaled $6.4 million at September 30, 2002.

     Our operating activities used cash of $6.8 million for the three months ended September 30, 2002. We incurred a net loss of $11.4 million, which includes the following non-cash adjustments: depreciation of $616,000, amortization of purchased intangible assets of $1.3 million, amortization of stock-based compensation of $464,000, a restructuring charge of $4.5 million, equity losses from unconsolidated businesses of $329,000 and a provision for doubtful accounts of $231,000. The changes in our operating assets consist of a decrease in accounts receivable of $623,000 and a decrease in prepaid expenses and other assets of $1.5 million which was reduced by a decrease in due to Gordian of $2.0 million, decrease in accrued Lightwave settlement of $2.0 and an increase in inventory of $408,000. The decrease in due to Gordian is due to payments in accordance with the agreement. The decrease in the accrued Lightwave settlement is due to the settlement payment. The decrease in prepaid expenses and other current assets is primarily due to the decrease in contract manufacturer receivables and the completion of the Stallion acquisition. The reduction in accounts receivable is primarily due to improved collections from our distributors and European customers.

     Our investing activities used cash of $8.6 million for the three months ended September 30, 2002 compared with a $3.0 million use of cash for the three months ended September 30, 2001. We used $2.1 million, net of cash acquired, to acquire Stallion in August 2002. We used $9.3 million to purchase marketable securities. We received $3.0 million in proceeds from the sales of marketable securities. We also used $216,000 to purchase property and equipment.

     Cash provided by financing activities was $9,000 for the three months ended September 30, 2002. Cash provided by financing activities was $47.5 million for the three months ended September 30, 2001, primarily related to the net proceeds from our secondary public offering in July 2001.

     In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We are required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 is to be paid in January 2003. We are also required to pay a quarterly unused line fee of 0.125% of the unused line of credit balance. The line of credit contains customary affirmative and negative covenants. Effective June 30, 2002, we amended the existing line of credit reducing the revolving line to $12.0 million, removing the LIBOR rate option and adjusting the customary affirmative and negative covenants. To date, we have not borrowed against this line of credit. We are not in compliance with the revised financial covenants of the amended line of credit at September 30, 2002.

     The following table summarizes our contractual payment obligations and commitments:



         REMAINDER OF FISCAL                  FISCAL YEARS
                               -------------------------------------

                                2003    2004    2005    2006   2007   THEREAFTER    TOTAL
                               ------  ------  ------  ------  -----  -----------  -------
Operating leases               $2,301  $2,994  $2,856  $1,741  $ 894  $     1,994  $12,780
Other contractual obligations     108      62      11       1      -            -      182
                               ------  ------  ------  ------  -----  -----------  -------

Total                          $2,409  $3,056  $2,867  $1,742  $ 894  $     1,994  $12,962
                               ======  ======  ======  ======  =====  ===========  =======


     We believe that our existing cash, cash equivalents and marketable securities and any available borrowings under our line of credit facility will be adequate to meet our anticipated cash needs through at least the next twelve months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues, research and development and infrastructure investments, and expenses related to an on-going Securities and Exchange Commission ("SEC") investigation and pending litigation, which will affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

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

     Our quarterly net revenues, expenses and operating results have varied in the past and might vary significantly from quarter to quarter in the future. We therefore believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future net revenues. If we were to experience a reduction in net revenues in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that quarter would be harmed. If our operating results in future quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

     - changes in the mix of net revenues attributable to higher-margin and lower-margin products;
     -    customers'  decisions  to  defer  or  accelerate  orders;
     -    variations  in  the  size  or  timing  of  orders  for  our  products;
     - short-term fluctuations in the cost or availability of our critical components, such as flash memory;
     -    changes  in  demand  for  our  products  generally;
     -    loss  or  gain  of  significant  customers;
     -    announcements  or  introductions  of  new products by our competitors;
     -    defects  and  other  product  quality  problems;  and
     - changes in demand for devices that incorporate our connectivity products.

     OUR  COMMON  STOCK  MAY  BE  DELISTED,  WHICH  COULD SIGNIFICANTLY HARM OUR
BUSINESS

     Our common stock is currently listed on The Nasdaq SmallCap Market under the symbol "LTRX." We currently are not in compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq SmallCap Market, however, we have until January 15, 2003, to regain compliance. At that time we may then be eligible for an additional 180 calendar day grace period in which to regain compliance with the $1.00 minimum bid price requirement. If our common stock was delisted from The Nasdaq SmallCap Market, some or all of the following could be reduced, harming our investors:

     -    the  liquidity  of  our  common  stock;
     -    the  market  price  of  our  common  stock;
     - the number of institutional investors that will consider investing in our common stock;
     - the number of investors in general that will consider investing in our common stock;
     -    the  number  of  market  makers  in  our  common  stock;
     - the availability of information concerning the trading prices and volume of our common stock;
     - the number of broker-dealers willing to execute trades in shares of our common stock; and
     - our ability to obtain financing for the continuation of our operations.


     IF  OUR  COMMON  STOCK  IS  DELISTED,  THE  LIQUIDITY OF OUR STOCK WOULD BE
LIMITED

     If our common stock were to be delisted from The Nasdaq SmallCap Market it could become subject to the SEC "Penny Stock" rules. "Penny stocks" generally are equity securities with a price of less than $5.00 per share that are not registered on certain national securities exchanges or quoted on the Nasdaq system. Broker-dealers dealing in our common stock would then be subject to the disclosure rules for transactions involving penny stocks, which require the broker-dealer to determine if purchasing our common stock is suitable for a particular investor. The broker-dealer must also obtain the written consent of purchasers to purchase our common stock. The broker-dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker-dealer last purchased or sold our common stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it difficult for investors to sell their shares and, hence, limit the liquidity of our common stock.



     WE ARE CURRENTLY ENGAGED IN MULTIPLE SECURITIES CLASS ACTION LAWSUITS, A LAWSUIT BY THE FORMER OWNERS OF OUR USSC SUBSIDIARY AND A STATE DERIVATIVE SUIT, ANY OF WHICH, IF IT RESULTS IN AN UNFAVORABLE RESOLUTION, COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against us and certain of our current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused us to improperly recognize revenue and make false and misleading statements about our business. Plaintiffs further allege that we materially overstated our reported financial results, thereby inflating our stock price during our securities offering in July 2001, as well as facilitating the use of our stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The Company is awaiting the consolidated amended complaint, which is to be filed by the lead plaintiff. We have not yet answered, discovery has not commenced, and no trial date has been established.

     On July 26, 2002, Samuel Ivy filed a shareholder derivative complaint entitled Ivy v. Bernhard Bruscha, et al., No. 02CC00209, in the Superior Court of the State of California, County of Orange, against certain of our current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, and improper insider stock sales. The complaint seeks unspecified damages against the individual defendants on our behalf, equitable relief, and attorneys' fees. Discovery has not commenced and no trial date has been established.

     On August 23, 2002, Donald and Diane Dunstan, the co-founders of USSC, filed a complaint entitled Dunstan v. Lantronix, Inc., et al., in the Circuit Court of the State of Oregon, County of Multnomah. The complaint alleges Oregon state law claims for securities violations, fraud, and negligence. The complaint seeks not less than $3.6 million in damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. Discovery has not commenced and no trial date has been established. In addition, Donald Dunstan has requested arbitration of certain contract claims including a claim of entitlement to $9.8 million for lost earnout opportunities.

On October 17, 2002, Richard Goldstein and several other former shareholders of Synergetic filed a complaint entitled Goldstein, et al v. Lantronix, Inc., Bernhard Bruscha, Frederick G. Thiel, Steven V. Cotton and Ernst & Young LLP in the Superior Court of the State of California, County of Orange. The complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from our acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. We have not yet answered the complaint.

All the above matters are in early stages and we cannot predict their outcomes with certainty. The litigation process is inherently uncertain and we may not prevail. Securities litigation can extend for protracted times, and involves substantial legal fees. Moreover, litigation with the former stockholders of companies we have acquired could significantly harm our business; in addition to the monetary cost of defending or resolving such litigation, because this litigation involves our former employees, the morale of our employees could be harmed, resulting in lower productivity and increased attrition.


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

     On July 3, 2001, Digi International, Inc., filed a complaint alleging that we directly and/or indirectly infringes upon Digi's U.S. Patent No. 6,047,319 by making, using, selling and or offering for sale certain of our multiport device servers, including the ETS line of products, when coupled with a software called the comm port redirector software. Digi alleges that we have willfully and intentionally infringed Digi's patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorney's fees, interest and costs. Moreover, in conjunction with our acquisition of Stallion, we are party to similar litigation in both the U.S. and Australia, in which Digi
International claims that Stallion's easyserverII and ePipe products when coupled with software products called truport and extend, respectively, infringe Digi's U.S. Patent No. 6,047,319. Digi filed suit in the U.S. District Court for the District of Minnesota on November 21, 2000, and in the Supreme Court of Queensland, Australia on August 10, 2001, claiming that the easy server II and ePipe products when coupled with the truport and extend software, respectively, infringe Digi's Australian Letters Patent No. 706,132.

     On November 4, 2002, we entered into a settlement agreement with Digi, to dismiss all of the above lawsuits. Lantronix and Digi also agreed to cross-license the above patents. Neither party was required to provide consideration for the settlement, other than the cross-license of its own patent(s).


     IF WE MAKE UNPROFITABLE ACQUISITIONS OR ARE UNABLE TO SUCCESSFULLY INTEGRATE ANY FUTURE ACQUISITIONS, OUR BUSINESS COULD SUFFER.

     We have in the past and intend to continue in the future to acquire businesses, client lists, products or technologies that we believe complement or expand our existing business. In December 2000, we acquired USSC, a company that provides software solutions for use in embedded technology applications. In June 2001, we acquired Lightwave, a company that provides console management solutions. In October 2001, we acquired Synergetic, a provider of embedded network communication solutions. In January 2002, we acquired Premise Systems, Inc. ("Premise"), a developer of client-side software applications. In August 2002, we acquired Stallion, an Australian based provider of solutions that enable Internet access, remote access and serial connectivity. Acquisitions of this type involve a number of risks, including:

     - difficulties in assimilating the operations and employees of acquired companies;
     - diversion of our management's attention from ongoing business concerns;

     - our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;
     -    additional  expense  associated  with amortization of acquired assets;
     -    maintenance  of  uniform standards, controls, procedures and policies;
          and
     - impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees.


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

     In addition, from time to time we intend to invest in businesses that we believe present attractive investment opportunities, or provide other synergetic benefits. In September and October 2001, we paid an aggregate of $3.0 million to Xanboo for convertible promissory notes, which have converted, in accordance with their terms, into Xanboo preferred stock. In addition, the Company purchased an additional $4.0 million of preferred stock in Xanboo. As of September 30, 2002, we hold a 15.8% ownership interest in Xanboo. This investment is speculative in nature, and there is risk that we could lose part or all of our investment.


     THERE IS A RISK THAT THE SEC COULD LEVY FINES AGAINST US, OR DECLARE US TO BE OUT OF COMPLIANCE WITH THE RULES REGARDING OFFERING SECURITIES TO THE PUBLIC.

     The SEC is investigating the events surrounding our recent restatement of our financial statements. The SEC could conclude that we violated the rules of the Securities Act of 1933 or the Securities and Exchange Act of 1934. In either event, the SEC might levy civil fines against us, or might conclude that we lack sufficient internal controls to warrant our being allowed to continue offering our shares to the public. This investigation involves substantial cost and could significantly divert the attention of management. In addition to sanctions imposed by the SEC, an adverse determination could significantly damage our reputation with customers and vendors, and harm our employees' morale.


STOCK-BASED  COMPENSATION  WILL  NEGATIVELY  AFFECT  OUR  OPERATING  RESULTS.

     We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have not recorded deferred compensation during the three months ended September 30, 2002. Additionally, we recorded deferred compensation forfeitures of $1.7 million during the three months ended September 30, 2002. At September 30, 2002, a balance of $2.3 million remains and will be amortized as follows: $972,000 in the remainder of fiscal 2003, $1.0 million in fiscal 2004, $330,000 in fiscal 2005 and $17,000 in fiscal 2006.

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

     We primarily outsource all of our manufacturing to three third-party manufacturers, APW, Inc., Irvine Electronics and Uniprecision. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

     - reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;
     -    lack  of  guaranteed  production  capacity  or  product  supply;  and
     - reliance on third-party manufacturers to maintain competitive manufacturing technologies.


     Our agreements with these manufacturers provide for services on a purchase-order basis. If our manufacturers were to become unable or unwilling to continue to manufacture our products in required volumes, at acceptable quality, quantity, yields and costs, or in a timely manner, our business would be seriously harmed. We may also experience unforeseen problems as we attempt to transition a significant portion of our manufacturing requirements to Uniprecision. We do not have a significant operating history with this entity and if this entity is unable to provide us with satisfactory service, or we are unable to successfully complete the transition, our operations could be interrupted. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. In addition, a natural disaster could disrupt our manufacturers' facilities and could inhibit our manufacturers' ability to provide us with manufacturing capacity on a timely basis, or at all. If this were to occur, we likely would be unable to fill customers' existing orders or accept new orders for our products. The resulting decline in net revenues would harm our business. In addition, we are responsible for forecasting the demand for our individual products by regional location. These forecasts are used by our contract manufacturers to procure raw materials and manufacture our finished goods. If we forecast demand too high, we may invest too much cash in inventory and we may be forced to take a write-down of our inventory balance, which would reduce our earnings. If our forecast is too low for one or more products, we may be required to pay expedite charges which would increase our cost of revenues or we may be unable to fulfill customer orders thus reducing net revenues and therefore earnings.


     WE HAVE ELECTED TO USE A CONTRACT MANUFACTURER IN CHINA. WHILE AFFORDING COST SAVINGS, OTHER RISKS COULD NEGATIVELY IMPACT US OR OFFSET THE ANTICIPATED SAVINGS.

     We have recently elected to use a contract manufacturer based in China, which involves numerous risks, including:


     - Delivery times are extended due to the distances involved, requiring more lead-time in ordering and increasing the risk of excess inventories.
     - We could incur ocean freight delays because of labor problems, weather delays or expediting and customs problems.

     - China does not afford the same level of protection to intellectual property as domestic or many other foreign countries. If our products were reverse-engineered or our intellectual property were otherwise pirated-reproduced and duplicated without our knowledge or approval, our revenues would be reduced.

     - China and U.S foreign relations have, historically, been subject to change. Political considerations and actions could interrupt our expected supply of products from China.


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

     WE HAVE EXCESS INVENTORIES AND THERE IS A RISK WE MAY BE UNABLE TO DISPOSE OF THEM.

     Our products and therefore our inventories are subject to technological risk-at any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid their becoming obsolete. As of September 30, 2002, our inventories were valued at $17.7 million and we had reserved $6.5 million against these inventories. As of June 30, 2002, our inventories, including raw materials, finished goods and inventory at distributors were valued at $16.5 million and we had reserved $5.8 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, our operating results could be substantially harmed.


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


     OUR ENTRY INTO, AND INVESTMENT IN, THE HOME NETWORK MARKET HAS RISKS INHERENT IN RELYING ON ANY EMERGING MARKET FOR FUTURE GROWTH.

     The success of our Premise SYS software and our investment in Xanboo are dependent on the development of a market for home networking. It is possible this home network market may develop slowly, or not at all, or that others could enter this market with superior product offerings that would impair our own success. We could lose some or all of our investment, or be unsuccessful in achieving significant revenues and therefore profitability, in these initiatives. If this were to occur, our operating result would be harmed, and our stock price could decline.


     IF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE NOT SUCCESSFUL OUR REVENUES COULD DECLINE AND BUSINESS COULD BE HARMED.

     For the three months ended September 30, 2002, we incurred $2.4 million in research and development expenses, which comprised 19.2% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development.


IF A MAJOR CUSTOMER CANCELS, REDUCES, OR DELAYS PURCHASES, OUR NET REVENUES MIGHT DECLINE AND OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our top five customers accounted for 32.75% of our net revenues for the three months ended September 30, 2002. One customer accounted for approximately 10.5% and 12.6% of our net revenues for the three months ended September 30, 2002 and 2001, respectively. Accounts receivable attributable to this domestic customer accounted for approximately 5.8% and 13.4% of total accounts receivable at September 30, 2002 and June 30, 2002, respectively. The number and timing of sales to our distributors have been difficult for us to predict. The loss or deferral of one or more significant sales in a quarter could harm our operating results. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace and the growth of our business could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our device server technology. Our sales are usually completed on a purchase order basis and we have no long-term purchase commitments from our customers.

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


     WE HAVE ESTABLISHED CONTRACTS AND OBLIGATIONS THAT WERE IMPLEMENTED WHEN WE ANTICIPATED HIGHER REVENUES AND ACTIVITIES.

     We have several agreements that obligate us to facilities or services that are in excess of our current requirements. It may be necessary that we sublease or otherwise negotiate settlement of our obligations rather than perform on them as we originally expected. If we are unable to negotiate a favorable resolution to these contracts, we may be required to pay the entire cost of our obligations under the agreement, which could harm our business.


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

     OUR  INTELLECTUAL  PROPERTY  PROTECTION  MIGHT  BE  LIMITED.

     We have not historically relied on patents to protect our proprietary rights, although we have recently begun to build a patent portfolio. We rely primarily on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions that we have taken:

     - laws and contractual restrictions might not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;
     - other companies might claim common law trademark rights based upon use that precedes the registration of our marks;
     - policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use;
     - current federal laws that prohibit software copying provide only limited protection from software pirates; and
     - the companies we acquire may not have taken similar precautions to protect their proprietary rights.

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

     Net revenues from international sales represented 22.6% and 12.5% of net revenues for the three months ended September 30, 2002 and 2001, respectively. Net revenues from Europe represented 18.7% and 9.8% of our net revenues for the three months ended September 30, 2002 and 2001, respectively.

     We expect that international revenues will continue to represent a significant portion of our net revenues in the foreseeable future. Doing business internationally involves greater expense and many additional risks. For example, because the products we sell abroad and the products and services we buy abroad are priced in foreign currencies, we are affected by fluctuating exchange rates. In the past, we have from time to time lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we face other risks of doing business internationally, including:

     - unexpected changes in regulatory requirements, taxes, trade laws and tariffs;
     -    reduced protection for intellectual property rights in some countries;
     -    differing  labor  regulations;
     -    compliance  with  a  wide  variety of complex regulatory requirements;
     -    changes  in  a country's or region's political or economic conditions;

     -    greater  difficulty  in  staffing and managing foreign operations; and
     -    increased financial accounting and reporting burdens and complexities.

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

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. Information relating to quantitative and qualitative disclosure about market risk is set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

INTEREST  RATE  RISK

     Our exposure to interest rate risk is limited to the exposure related to our cash, cash equivalents and marketable securities and our credit facilities, which is tied to market interest rates. As of September 30, 2002, we had cash and cash equivalents of $11.1 million, which consisted of cash and short-term investments with original maturities of ninety days or less, both domestically and internationally. As of September 30, 2002 we had marketable securities of $13.2 million consisting of obligations of U.S. Government agencies, state, municipal and county government notes and bonds. We believe our marketable securities will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

FOREIGN  CURRENCY  RISK

     We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

INVESTMENT  RISK

     As of September 30, 2002, we have a net investment of $6.4 million in Xanboo, a privately held company which can still be considered in the start-up or development stages. This investment is inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. There is a risk that we could lose part or all of our investment.

ITEM  4.     CONTROLS  AND  PROCEDURES

     (a)  Evaluation  of  disclosure  controls  and  procedures.

     Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


(b)  Changes  in  internal  controls.

     Prior to the evaluation date, we had identified material weaknesses in our disclosure controls and procedures and have taken corrective actions. In certain cases we have identified disclosure controls and procedural process improvements that have been implemented, and will continue to be implemented after the evaluation date. For example we have revised our process controls which will facilitate timely Securities and Exchange Commission fillings and implemented additional employee training.

PART  II.  OTHER  INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS

INTELLECTUAL  PROPERTY

     On July 3, 2001, Digi International, Inc., filed a complaint alleging that we directly and/or indirectly infringes upon Digi's U.S. Patent No. 6,047,319 by making, using, selling and or offering for sale certain of our multiport device servers, including the ETS line of products, when coupled with a software called the comm port redirector software. Digi alleges that we have willfully and intentionally infringed Digi's patent, and its complaint seeks injunctive relief as well as unspecified damages, treble damages, attorney's fees, interest and costs. Moreover, in conjunction with our acquisition of Stallion, we are party to similar litigation in both the U.S. and Australia, in which Digi
International claims that Stallion's easyserverII and ePipe products when coupled with software products called truport and extend, respectively, infringe Digi's U.S. Patent No. 6,047,319. Digi filed suit in the U.S. District Court for the District of Minnesota on November 21, 2000, and in the Supreme Court of Queensland, Australia on August 10, 2001, claiming that the easy server II and ePipe products when coupled with the truport and extend software, respectively, infringe Digi's Australian Letters Patent No. 706,132.

     On November 4, 2002, we entered into a settlement agreement with Digi, to dismiss all of the above lawsuits. Lantronix and Digi also agreed to cross-license the above patents. Neither party was required to provide consideration for the settlement, other than the cross-license of its own patent(s).


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

CLASS  ACTION  LAWSUITS

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against us and certain of our current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused us to improperly recognize revenue and make false and misleading statements about our business. Plaintiffs further allege that we materially overstated our reported financial results, thereby inflating our stock price during our securities offering in July 2001, as well as facilitating the use of our stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. We are awaiting the consolidated amended complaint, which is to be filed by the lead plaintiff. We have not yet answered, discovery has not commenced, and no trial date has been established.


DERIVATIVE  LAWSUIT

     On July 26, 2002, Samuel Ivy filed a shareholder derivative complaint entitled Ivy v. Bernhard Bruscha, et al., No. 02CC00209, in the Superior Court of the State of California, County of Orange, against certain of our current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, and improper insider stock sales. The complaint seeks unspecified damages against the individual defendants on our behalf, equitable relief, and attorneys' fees. Discovery has not commenced and no trial date has been established.

SECURITIES  CLAIMS  AND  EMPLOYMENT  CLAIMS  BROUGHT  BY THE CO-FOUNDERS OF USSC

     On August 23, 2002, Donald and Diane Dunstan, the co-founders of USSC, filed a complaint entitled Dunstan v. Lantronix, Inc., et al., in the Circuit Court of the State of Oregon, County of Multnomah. The complaint alleges Oregon state law claims for securities violations, fraud, and negligence. The complaint seeks not less than $3.6 million in damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. Discovery has not commenced and no trial date has been established. In addition, Donald Dunstan has requested arbitration of certain contract claims, including a claim of entitlement to $9.8 million for lost earnout opportunities.

EMPLOYMENT  SUIT  BROUGHT  BY  FORMER  CFO  AND  COO  STEVE  COTTON

     On September 6, 2002, Steve Cotton, our former CFO and COO, filed a complaint entitled Cotton v. Lantronix, Inc., et al., No. 02CC14308, in the Superior Court of the State of California, County of Orange. The complaint alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful termination, misrepresentation, and defamation. The complaint seeks unspecified damages, declaratory relief, attorneys' fees and costs. Discovery has not commenced and no trial date has been established.

     We filed a motion to dismiss the employment suit brought by Mr. Cotton on October 16, 2002, on the grounds that Mr. Cotton's complaints are subject to the binding arbitration provisions in Mr. Cotton's employment agreement. We have requested a hearing be held on November 27, 2002.

     SECURITIES  CLAIMS  BROUGHT  BY  FORMER  SHAREHOLDERS  OF  SYNERGETIC

On October 17, 2002, Richard Goldstein and several other former shareholders of Synergetic filed a complaint entitled Goldstein, et al v. Lantronix, Inc., Bernhard Bruscha, Frederick G. Thiel, Steven V. Cotton and Ernst & Young LLP in the Superior Court of the State of California, County of Orange. The complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from our acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. We have not yet answered the complaint.


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


ITEM  2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     In August 2002, we completed the acquisition of Stallion Technologies, PTY, LTD ("Stallion"), a provider of multiport and terminal server products. The acquisition of Stallion complements our existing multiport and terminal server product lines. In connection with the acquisition, we paid $1.2 million in cash consideration and established a cash escrow account in the amount of $867,000 at the acquisition date to be used in lieu of our common stock in the event we are unable to issue registered shares by the October 31, 2002 deadline. In addition, we issued a two-year note in the principal amount of $867,000, and accruing interest at a rate of 2.5% per annum. The note is convertible into our common stock at any time, at the election of the holders at a $5.00 conversion price. We relied on the exemption in Section 4 (2) of the Securities Act of 1933 in that the offering of the convertible note was not a public offering. We were not able to issue registered shares by the October 31, 2002 deadline accordingly; the cash escrow amount of $867,000 was released on November 1, 2002.

     In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We are required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 is to be paid in January 2003. We are also required to pay a quarterly unused line fee of 0.125% of the unused line of credit balance. The line of credit contains customary affirmative and negative covenants. Effective June 30, 2002, we amended the existing line of credit reducing the revolving line to $12.0 million, removing the LIBOR rate option and adjusting the customary affirmative and negative covenants. To date, we have not borrowed against this line of credit. We are not in compliance with the revised financial covenants of the amended line of credit at September 30, 2002. Pursuant to our line of credit, we are restricted from paying any dividends.

ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On November 12, 2002, the Company held its annual meeting of security holders. The Company submitted the following matters to a vote:

1. Reelection of Thomas W. Burton to the Company's Board of Directors, to serve until the Company's 2005 Annual Meeting.

2. Ratification of the appointment of Ernst & Young, LLP, to serve as the Company's independent auditor for the fiscal year ending June 30, 2003.

3. Authorizing the Board of Directors to approve a reverse stock split of the Company's common stock at a ratio of 1:3.

All  three  matters  were  approved  by  the  security  holders.


ITEM  5.   OTHER  INFORMATION

     In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the company is responsible for listing the non-audit services approved in the three months ended September 30, 2002, by the company's Audit Committee to be performed by the company's external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the company. The Audit Committee did not engage the outside auditors in any non-audit related services in the three months ended September 30, 2002.


ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits


EXHIBIT
NUMBER     DESCRIPTION  OF  DOCUMENT
------     -------------------------


99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports  on  Form  8-K

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, Lantronix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 14th day of November, 2002.

                                              LANTRONIX,  INC.

                                              By:     /s/ James Kerrigan
                                                  ------------------------------
                                                        JAMES KERRIGAN
                                                 INTERIM CHIEF FINANCIAL OFFICER


                                 CERTIFICATIONS

I,  Marc  Nussbaum,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q of Lantronix, Inc. (the "Company");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November  14,  2002

/s/  Marc  Nussbaum
---------------------------
Marc  Nussbaum
Interim  Chief  Executive  Officer


                                 CERTIFICATIONS

I,  James  Kerrigan,  certify  that:

     1.  I  have reviewed this quarterly report on Form 10-Q of Lantronix, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November  14,  2002

/s/  James  Kerrigan
---------------------
James  Kerrigan
Interim Chief  Financial  Officer

===============================================================================


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Marc Nussbaum, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Lantronix, Inc. on Form 10-Q for the fiscal quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Lantronix, Inc.


                                     By:          /s/  Marc  Nussbaum
                                              ------------------------
                                     Name:    Marc  Nussbaum
                                     Title:   Interim  Chief  Executive  Officer

I, James Kerrigan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Lantronix, Inc. on Form 10-Q for the fiscal quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Lantronix, Inc.

                                     By:          /s/  James  Kerrigan
                                              -------------------------
                                     Name:    James  Kerrigan
                                     Title:   Interim  Chief  Financial  Officer