Form 10-Q
period 2002-12-31
LANTRONIX INC
filed 2003-02-12
CIK 1114925

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF  1934

                For the quarterly period ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 31, 2003, 54,327,897 shares of the Registrant's common stock were outstanding.
===============================================================================

                                 LANTRONIX, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 2002

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I.   FINANCIAL INFORMATION                                                                         3

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

          Condensed Consolidated Balance Sheets at December 31, 2002 (unaudited) and June 30, 2002      3

          Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended
          December 31, 2002 and 2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

          Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended
          December 31, 2002 and 2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

          Notes to Unaudited Condensed Consolidated Financial Statements . . . . . . . . . . . . . .    6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations. . .   12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . .   27

Item 4.   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . . . .   30

Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .   31

Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                 LANTRONIX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                             DECEMBER 31,    JUNE 30,
                                                 2002          2002
                                            --------------  ----------
                                             (UNAUDITED)
                  ASSETS
                  ------

Current assets:
Cash and cash equivalents                   $      10,771   $  26,491
Marketable securities                               9,250       6,963
Accounts receivable, net                            4,641       6,172
Inventories                                         8,298      10,743
Deferred income taxes                               5,205       5,205
Prepaid expenses and other current assets           4,574       5,299
                                            --------------  ----------
Total current assets                               42,739      60,873

Property and equipment, net                         3,856       5,039
Goodwill, net                                      17,022      13,811
Purchased intangible assets, net                   12,170      14,681
Long-term investments                               6,107       6,761
Officer loans.                                        104         104
Other assets                                        2,222       2,543
                                            --------------  ----------
Total assets                                $      84,220   $ 103,812
                                            ==============  ==========


    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
Accounts payable                            $       3,211   $   4,607
Due to related party                                    -         246
Accrued payroll and related expenses                1,658       1,530
Due to Gordian                                      1,000       2,000
Accrued Lightwave settlement                            -       2,004
Restructuring reserve                               3,307         407
Other current liabilities                           4,339       4,656
                                            --------------  ----------
Total current liabilities                          13,515      15,450

Deferred income taxes                               5,205       5,205
Due to Gordian                                          -       1,000
Convertible note payable                              867           -

Stockholders' equity:
Common stock                                            5           5
Additional paid-in capital.. . . . . . . .        177,889     179,547
Employee notes receivable                             (28)        (28)
Deferred compensation                              (1,929)     (4,546)
Accumulated deficit                              (111,399)    (92,875)
Accumulated other comprehensive loss                   95          54
                                            --------------  ----------
Total stockholders' equity                         64,633      82,157
                                            --------------  ----------
Total liabilities and stockholders' equity  $      84,220   $ 103,812
                                            ==============  ==========

                            See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                   DECEMBER 31,         DECEMBER 31,
                                                                ------------------    ----------------

                                                                  2002      2001      2002       2001
                                                                --------  --------  ---------  --------
Net revenues (A)                                                $12,658   $15,726   $ 25,339   $31,557
Cost of revenues (B)                                              7,687     7,538     15,833    15,077
                                                                --------  --------  ---------  --------

Gross profit                                                      4,971     8,188      9,456    16,480
                                                                --------  --------  ---------  --------

Operating expenses:
Selling, general and administrative (C)                           8,208     7,695     16,079    15,272
Research and development (C)                                      3,117     1,956      5,547     4,048
Stock-based compensation (B) (C)                                    335       781        780     1,953
Amortization of purchased intangible assets                         228       523        456       809
Restructuring charges                                                 -         -      4,929         -
                                                                --------  --------  ---------  --------
Total operating expenses                                         11,888    10,955     27,791    22,082
                                                                --------  --------  ---------  --------
Loss from operations                                             (6,917)   (2,767)   (18,335)   (5,602)
Interest income (expense), net                                       75       479        267     1,015
Other income (expense), net                                        (318)     (176)      (408)     (804)
                                                                --------  --------  ---------  --------
Loss before income taxes                                         (7,160)   (2,464)   (18,476)   (5,391)
Provision (benefit) for income taxes                                (38)     (547)        48    (1,196)
                                                                --------  --------  ---------  --------
Net loss                                                        $(7,122)  $(1,917)  $(18,524)  $(4,195)
                                                                ========  ========  =========  ========


Basic and diluted net loss per share                            $ (0.13)  $ (0.04)  $  (0.34)  $ (0.09)
                                                                ========  ========  =========  ========

Weighted average shares (basic and diluted)                      53,947    51,261     53,932    49,374
                                                                ========  ========  =========  ========



(A)  Includes net revenues from a related party. . . . . . . .  $   490   $   579   $    957   $ 1,096
                                                                ========  ========  =========  ========

(B)  Cost of revenues includes the following:
Amortization of purchased intangible assets                     $ 1,027   $   560   $  2,055   $   898
Stock-based compensation                                             18        48         37        75
                                                                --------  --------  ---------  --------
                                                                $ 1,045   $   608   $  2,092   $   973
                                                                ========  ========  =========  ========

(C)  Stock-based compensation is excluded from the following:
Selling, general and administrative expenses                    $   222   $   676   $ 585  -   $ 1,509
Research and development expenses                                   113       105        195       444
                                                                --------  --------  ---------  --------
                                                                $   335   $   781   $    780   $ 1,953
                                                                ========  ========  =========  ========

                             See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                                 2002       2001
                                                                              ---------  ---------
Cash flows from operating activities:
Net loss                                                                      $(18,524)  $ (4,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                     1,360      1,225
Amortization of purchased intangible assets                                      2,511      1,707
Stock-based compensation.                                                          817      2,028
Allowance for doubtful accounts                                                   (246)       464
Deferred income taxes                                                                -       (565)
Revaluation of strategic investment                                                  -        500
Equity losses from unconsolidated businesses                                       654        476
Restructuring charges                                                            2,900          -
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable                                                              1,777      2,540
Inventories                                                                      2,486     (2,310)
Prepaid expenses and other current assets                                          725     (2,176)
Other assets                                                                       419     (1,004)
Accounts payable.                                                               (1,396)    (2,781)
Due to related party                                                              (246)         -
Due to Gordian                                                                  (2,000)         -
Accrued Lightwave settlement                                                    (2,004)         -
Other current liabilities                                                         (460)       (72)
                                                                              ---------  ---------

Net cash used in operating activities                                          (11,227)    (4,163)
                                                                              ---------  ---------

Cash flows from investing activities:
Purchase of property and equipment, net                                           (275)    (2,625)
Purchase of minority investments, net                                                -     (4,318)
Purchases of marketable securities                                              (9,250)   (12,184)
Acquisition of business, net of cash acquired                                   (2,114)    (3,393)
Proceeds from sale of marketable securities                                      6,963      1,975
                                                                              ---------  ---------

Net cash used in investing activities                                           (4,676)   (20,545)
                                                                              ---------  ---------

Cash flows from financing activities:
Net proceeds from underwritten offerings of common stock.                            -     47,085
Net proceeds from other issuances of common stock                                  142        869
                                                                              ---------  ---------

Net cash provided by financing activities                                          142     47,954
Effect of foreign exchange rates on cash.                                           41         36
                                                                              ---------  ---------

Increase (decrease) in cash and cash equivalents                               (15,720)    23,282
Cash and cash equivalents at beginning of period.                               26,491     15,367
                                                                              ---------  ---------

Cash and cash equivalents at end of period.                                   $ 10,771   $ 38,469
                                                                              =========  =========

                            See accompanying notes.

                                 LANTRONIX, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

1.     BASIS  OF  PRESENTATION

      The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the "Company") at December 31, 2002, and the consolidated results of its operations for the three and six months ended December 31, 2002 and 2001 and its cash flows for the six months ended December 31, 2002 and 2001. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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


2.     RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.


3.     BUSINESS  COMBINATIONS

     On August 1, 2002, the Company completed the acquisition of Stallion Technologies PTY, LTD ("Stallion"). This acquisition has been accounted for under the purchase method of accounting. The condensed consolidated financial statements include the results of operations of the acquisition of Stallion after the date of acquisition.

     The Company paid $1.2 million in cash consideration and established a cash escrow account in the amount of $867,000 at the acquisition date to be used in lieu of the Company's common stock in the event that the Company was unable to issue registered shares by October 31, 2002. In accordance with the terms of the acquisition agreement, the Company was not able to issue registered shares by October 31, 2002; accordingly, the cash escrow amount of $867,000 was released on November 1, 2002. In addition, the Company issued a two-year note in the principal amount of $867,000 accruing interest at a rate of 2.5% per annum. The note is convertible into the Company's common stock at any time, at the election of the holders, at a $5.00 conversion price. The Company relied on the exemption in Section 4 (2) of the Securities Act of 1933 in that the offering of the convertible note was not a public offering.

Allocation  of  Purchase  Consideration

     The Company is in the process of obtaining an independent appraisal of the fair value of the tangible and intangible assets acquired related to the acquisition of Stallion in order to allocate the purchase price in accordance with SFAS No. 141 "Business Combinations." The acquisition of Stallion resulted in total consideration of $3.2 million, which has been preliminarily allocated principally to goodwill, pending an initial valuation of the Stallion tangible and intangible assets acquired. Net tangible assets acquired in connection with the purchase transaction include the acquisition costs incurred by the Company.

Pro  Forma  Data

     The pro forma statements of operations data of the Company set forth below gives effect to the acquisition of Stallion as if it had occurred at the beginning of fiscal 2002. The following unaudited pro forma statements of operations data excludes the amortization of purchased intangible assets pending the results of the independent valuation. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or the results that would have actually occurred had the acquisition taken place at the beginning of fiscal 2002 (in thousands, except per share amounts):


                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                         DECEMBER 31,        DECEMBER 31,
                                         ------------        ------------
                                        2002      2001      2002       2001
                                      --------  --------  ---------  --------
Net revenues                          $12,658   $16,997   $ 25,662   $33,651
                                      ========  ========  =========  ========

Net loss                              $(7,122)  $(2,233)  $(18,518)  $(4,601)
                                      ========  ========  =========  ========

Basic and diluted net loss per share  $ (0.13)  $ (0.04)  $  (0.34)  $ (0.09)
                                      ========  ========  =========  ========


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



                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     DECEMBER 31,         DECEMBER 31,
                                                     ------------        ------------
                                                    2002      2001      2002       2001
                                                  --------  --------  ---------  --------
Numerator: Net loss                               $(7,122)  $(1,917)  $(18,524)  $(4,195)
                                                  ========  ========  =========  ========

Denominator:
Weighted-average shares outstanding                54,279    51,842     54,264    49,995
Less: non-vested common shares outstanding           (332)     (581)      (332)     (581)
                                                  --------  --------  ---------  --------
Denominator for basic and diluted loss per share   53,947    51,261     53,932    49,374
                                                  ========  ========  =========  ========

Basic and diluted net loss per share              $ (0.13)  $ (0.04)  $  (0.34)  $ (0.09)
                                                  ========  ========  =========  ========


5.     MARKETABLE  SECURITIES

     The Company defines marketable securities as income yielding securities, which can be readily converted to cash. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county governments notes and bonds. These securities are carried at cost, which approximates fair value.

6.     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):




                                            DECEMBER 31,    JUNE 30,
                                                2002          2002
                                           --------------  ----------
Raw materials . . . . . . . . . . . . . .  $       7,673   $   6,389
Finished goods. . . . . . . . . . . . . .          6,344       9,079
Inventory at distributors . . . . . . . .            999       1,031
                                           --------------  ----------
                                                  15,016      16,499
Reserve for excess and obsolete inventory         (6,718)     (5,756)
                                           --------------  ----------
                                           $       8,298   $  10,743
                                           ==============  ==========

7.     PURCHASED  INTANGIBLE  ASSETS


     The composition of purchased intangible assets is as follows (in thousands):



                                          DECEMBER 31, 2002                   JUNE 30, 2002
                                    --------------------------------  --------------------------------
                           USEFUL            ACCUMULATED                       ACCUMULATED
                           LIVES    GROSS    AMORTIZATION      NET    GROSS    AMORTIZATION    NET
                         ---------  -------  -------------   -------  -------  --------------  -------
 Existing technology. .  3-5 years  $12,720  $      (2,577)  $10,143  $12,720  $        (522)  $12,198
 Customer agreements. .          5    1,130           (258)      872    1,130           (143)      987
 Patent/core technology          5      459           (261)      198      459           (212)      247
 Tradename/trademark. .          5      532            (97)      435      532            (34)      498
 Non-compete agreements        2-3      940           (418)      522      940           (189)      751
                                    -------  --------------  -------  -------  --------------  -------

  Total                             $15,781  $      (3,611)  $12,170  $15,781  $      (1,100)  $14,681
                                    =======  ==============  =======  =======  ==============  =======


     The amortization expense for purchased intangible assets for the six months ended December 31, 2002 was $2.5 million, of which $2.1 million was amortized to cost of revenues and $456,000 was amortized to operating expenses. The amortization expense for purchased intangible assets for the six months ended December 31, 2001 was $1.7 million, of which $898,000 was amortized to cost of revenues and $809,000 was amortized to operating expenses. The estimated amortization expense for the remainder of fiscal 2003 and the next four years are as follows (in thousands):



Fiscal year ending June 30:  COST OF     OPERATING
                             REVENUES    EXPENSES   TOTAL
                             ---------  ----------  -------
      2003. . . . . . . . .  $   1,994  $      456  $ 2,450
      2004. . . . . . . . .      3,330         695    4,025
      2005. . . . . . . . .      2,654         412    3,066
      2006. . . . . . . . .      1,862         380    2,242
      2007. . . . . . . . .        303          84      387
                             ---------  ----------  -------
      Total                  $  10,143  $    2,027  $12,170
                             =========  ==========  =======


8.     LONG-TERM  INVESTMENTS

     Long-term investments consist of a 15.8% ownership interest in Xanboo, Inc. ("Xanboo") at December 31, 2002. The Company is accounting for this long-term investment under the equity method based upon the Company's ability through representation on Xanboo's board of directors to exercise significant influence over its operations. The Company's interest in the losses of Xanboo aggregating $654,000 for the six months ended December 31, 2002 have been recognized as other expense in the condensed consolidated statements of operations. The Company recorded no similar loss for the same period last year.


9.     RESTRUCTURING  RESERVE

     On September 12, 2002, the Company announced a restructuring plan to prioritize its initiatives around the growth areas of its business, focus on profit contribution, reduce expenses, and improve operating efficiency. This restructuring plan includes a worldwide workforce reduction, consolidation of excess facilities and other charges. As of December 31, 2002, the Company recorded restructuring costs totaling $4.9 million, which are classified as operating expenses in the Company's unaudited condensed consolidated statements of operations.

     Through December 31, 2002, the restructuring plan had resulted in the reduction of approximately 50 regular employees worldwide. The Company recorded workforce reduction charges of approximately $1.2 million related to severance and fringe benefits for the terminated employees.

     In connection with the restructuring plan, the Company recorded charges of approximately $3.7 million through December 31, 2002 for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs, write-off of leasehold improvements and termination of a contractual obligation. The restructuring costs will be substantially paid in cash and the plan will be completed within one year of its announcement.

A summary of the activity in the restructuring reserve account is as follows (in thousands):



                                                                          CHARGES  AGAINST
                                                                          ----------------
                                                                             LIABILITY
                                                                             ---------
                                     RESTRUCTURING                                         RESTRUCTURING
                                    LIABILITIES AT     ADDITIONAL                         LIABILITIES AT
                                       JUNE 30,      RESTRUCTURING                         DECEMBER 31,
                                         2002            COSTS       NON-CASH     CASH         2002
                                    ---------------  --------------  ---------  --------  ---------------
Workforce reductions . . . . . . .  $           281  $        1,187  $       -  $  (878)  $           590
Contractual obligations. . . . . .                -           2,000          -        -             2,000
Consolidation of excess facilities              126           1,742          -   (1,151)              717
                                    ---------------  --------------  ---------  --------  ---------------

Total                               $           407  $        4,929  $       -  $(2,029)  $         3,307
                                    ===============  ==============  =========  ========  ===============


10.     BANK  LINE  OF  CREDIT

     In January 2002, the Company entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. The Company is required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 will be paid. The Company is also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. The line of credit contains customary affirmative and negative covenants. Effective June 30, 2002, the Company amended its existing line of credit reducing the revolving line to $12.0 million, removing the LIBOR rate option and adjusting the customary affirmative and negative covenants. To date, the Company has not borrowed against this line of credit. The Company is not in compliance with the revised financial covenants of the amended line of credit at December 31, 2002.


11.     COMPREHENSIVE  LOSS

     SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for reporting and displaying comprehensive income (loss) and its components in the unaudited condensed consolidated financial statements. The components of comprehensive loss are as follows (in thousands):


                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 DECEMBER 31,          DECEMBER 31,
                                                 ------------          ------------
                                                 2002      2001      2002       2001
                                               --------  --------  ---------  --------
Net loss                                       $(7,122)  $(1,917)  $(18,524)  $(4,195)
Other comprehensive loss:
Change in net unrealized loss on investment          -         -          -       134
Change in accumulated translation adjustments       18        (2)        41        25
                                               --------  --------  ---------  --------
Total comprehensive loss                       $(7,104)  $(1,919)  $(18,483)  $(4,036)
                                               ========  ========  =========  ========


12.     LITIGATION

SEC  Investigation

     The SEC is conducting a formal investigation of the events leading up to the Company's restatement of its financial statements on June 25, 2002.


     Class  Action  Lawsuits

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused the Company to improperly recognize revenue and make false and misleading statements about the Company's business. Plaintiffs further allege that the Company materially overstated its reported financial results, thereby inflating the Company's stock price during its securities offering in July 2001, as well as facilitating the use of the Company's stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint continues to assert that the Company and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that the Company and these officers and directors violated the Securities Act of 1933 arising out of the Company's Initial Public Offering in August 2000. The Company has not yet answered, discovery has not commenced, and no trial date has been established.


     Derivative  Lawsuit

     On July 26, 2002, Samuel Ivy filed a shareholder derivative complaint entitled Ivy v. Bernhard Bruscha, et al., No. 02CC00209, in the Superior Court of the State of California, County of Orange, against certain of the Company's current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, and improper insider stock sales. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorneys' fees. Discovery has not commenced and no trial date has been established.
     The Company filed a demurrer/motion to dismiss on October 26, 2002. The basis of the demurrer is that the plaintiff does not have standing to bring this lawsuit since plaintiff has never served a demand on the Company's Board that the Board take certain actions on behalf of the corporation. Prior to the hearing on the demurrer, derivative plaintiff filed an amended complaint. The Company has not yet responded to the amended complaint. Discovery has not yet commenced and no trial date has been established.


     Securities Claims and Employment Claims Brought by the Co-Founders of United States Software Corporation

     On August 23, 2002, a complaint entitled Dunstan v. Lantronix, Inc., et al., was filed in the Circuit Court of the State of Oregon, County of Multnomah, against the Company and certain of its current and former officers and directors by the co-founders of United States Software Corporation. The complaint alleges Oregon state law claims for securities violations, fraud, and negligence. The complaint seeks not less than $3.6 million in damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. The Company moved to compel arbitration in November 2002, and in a ruling dated February 9, 2003, the court ordered the matter stayed pending arbitration of all claims.

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

     The Company filed a motion to dismiss on October 16, 2002, on the grounds that Mr. Cotton's complaints are subject to the binding arbitration provisions in Mr. Cotton's employment agreement. On January 13, 2003, the Court ruled that five of the six counts in Mr. Cotton's complaint are subject to binding arbitration. The court is staying the sixth count, for declaratory relief, until the underlying facts are resolved in arbitration.


     Securites Claims Brought by Former Shareholders of Synergetic Micro Systems, Inc. ("Synergetic")

     On October 17, 2002, Richard Goldstein and several other former shareholders of Synergetic filed a complaint entitled Goldstein, et al v. Lantronix, Inc., et al in the Superior Court of the State of California, County of Orange. Plaintiffs filed an amended complaint on January 7, 2003. The amended complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from the Company's acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. The Company has not yet answered the complaint.

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


13.     SUBSEQUENT  EVENTS
     On January 20, 2003, the Company entered into a Compromise Settlement and Mutual Release Agreement. In exchange for a complete release of all claims relating to the acquisition of Premise Systems, Inc. ("Premise") and the termination of certain of the Company's obligations under an Investor Rights Agreement; agreed to issue to the former shareholders of Premise ("Premise Holders") an aggregate of 1,063,372 unregistersted shares of its Common Stock. These shares were issued pursuant to Rule 4(2) of the Securities Act of 1933, as amended. In addition to these shares, the Company accelerated the vesting of options held by certain Premise Holders and released to the Premise Holders all shares of the Company's Common Stock being held in escrow. This settlement will result in a net charge to the Company's results of operations of approximately $1.1 million during the third quarter ended March 31, 2003.

     On January 24, 2003, the Company completed an offering to company employees whereby employees holding options to purchase the Company's common stock with exercises prices at or above $3.01 per share were given the opportunity to cancel certain of their existing options in exchange for the opportunity to receive new options to purchase the Company's common stock. Each new option shall represent 0.75 of the underlying shares of the options cancelled. Approximately 1.4 million options with a weighted average exercise price of $9.01 were tendered. On January 27, 2003, those options were cancelled by the Company. The new options will not be granted until at least six months and one day after acceptance of the old options for exchange and cancellation and will only be granted to those exchange participants who remain employees at the time of the new grant. The exercise price of the new options will be the last reported trading price of the Company's common stock on the grant date.

     Certain of the Company's employees hold options that were assumed by the Company in connection with its acquisitions of the businesses that previously employed those individuals; in the business combinations that have been accounted for as purchases, the Company has recorded deferred compensation with respect to those options. Additionally, the Company granted stock options to employees where the option exercise price is less that the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes, as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. To the extent these employees tendered, and the Company accepted for exchange and cancellation, such assumed eligible options in exchange for new options, the Company is required to immediately accelerate the amortization of the related deferred compensation previously recorded. The Company will record approximately $239,000 of accelerated deferred compensation expense related to these cancelled options for the three and nine months ended March 31, 2003.

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

     We  have  a history of providing devices that enable information technology
(IT) equipment to networks using standard protocols for connectivity, including fiber optic, Ethernet and wireless. Our first product was a terminal server that allowed "dumb" terminals to connect to a network. Building on the success of our terminal servers, we introduced a complete line of print servers in 1991 that enabled users to inexpensively share printers over a network. Over the years, we have continually refined our core technology and have developed additional innovative networking solutions that expand upon the business of providing our customers network connectivity. We provide three broad categories of products:
"device servers," that enable almost any electronic device to be connected to a network; "multiport device solutions," that enable multiple devices-usually network computing devices such as servers, routers, switches, and similar equipment to be managed over a network; and software-software that is either embedded in the hardware devices that are mentioned above, or stand-alone application software.

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

     Our products are sold to original equipment manufacturers (OEMs), value added resellers (VARs), systems integrators and distributors, as well as directly to end-users. One customer accounted for approximately 10.6% and 13.8% of our net revenues for the six months ended December 31, 2002 and 2001, respectively. Accounts receivable attributable to this domestic customer accounted for approximately 9.9% and 13.4% of total accounts receivable at December 31, 2002 and June 30, 2002, respectively.

     One international customer, transtec AG, which is a related party due to common ownership by our largest stockholder and former Chairman of our Board of Directors, Bernhard Bruscha, accounted for approximately 3.8% and 3.5% of our net revenues for the six months ended December 31, 2002 and 2001, respectively. Included in the accompanying condensed consolidated balance sheets is approximately $246,000 due to this related party at June 30, 2002. No amount was due to this related party at December 31, 2002. Accounts receivable attributable to this related party totaled approximately $18,000 at December 31, 2002.

     In August 2002, we completed the acquisition of Stallion Technologies, PTY, LTD ("Stallion"), a provider of multiport and terminal server products. The acquisition of Stallion complements our existing multiport and terminal server product lines. In connection with the acquisition, we paid $1.2 million in cash consideration and established a cash escrow account in the amount of $867,000 at the acquisition date to be used in lieu of our common stock in the event we are unable to issue registered shares by October 31, 2002. We were not able to issue registered shares by October 31, 2002; accordingly, the cash escrow amount of $867,000 was released on November 1, 2002. In addition, we issued a two-year note in the principal amount of $867,000 accruing interest at a rate of 2.5% per annum. The note is convertible into our common stock at any time, at the election of the holders at a $5.00 conversion price. We relied on the exemption in Section 4 (2) of the Securities Act of 1933 in that the offering of the convertible note was not a public offering.

     Stock-based compensation relates to deferred compensation recorded in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes, as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. Deferred compensation also includes the value of employee stock options assumed in connection with our acquisitions of United States Software Corporation ("USSC"), Lightwave Communications, Inc. ("Lightwave") and Synergetic Micro Systems, Inc. ("Synergetic") calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction to stockholders' equity and is amortized over the vesting period of the related stock options, which is generally four years. At December 31, 2002, a balance of $1.9 million remains and will be amortized as follows: $621,000 in the remainder of fiscal 2003, $997,000 in fiscal 2004, $292,000 in fiscal 2005 and $19,000 in fiscal 2006. The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares. The amount of stock-based compensation actually recognized in future periods could decrease if options for which deferred compensation has been recorded are forfeited. Additionally, as a result of our completing an offer whereby employees holding options to purchase our common stock were given the opportunity to cancel certain of their existing options in exchange for the opportunity to receive new options, we will recognize approximately $239,000 of accelerated stock-based compensation. As a result, this will reduce the amount of stock-based compensation in future periods.


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

     If our sales forecast is less than the inventory we have on hand at the end of an accounting period, we may be required to take excess and obsolete inventory charges which will decrease gross profits and net operating results for that period.

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


     Goodwill  and  Purchased  Intangible  Assets

     The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development ("IPR&D"). Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets impact future amortization and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.


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

CONSOLIDATED  RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our condensed consolidated statements of operations:


                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                               DECEMBER 31,       DECEMBER 31,
                                               ------------     ------------
                                               2002     2001     2002     2001
                                              -------  -------  -------  -------
Net revenues                                   100.0%   100.0%   100.0%   100.0%
Cost of revenues                                60.7     47.9     62.7     47.8
                                              -------  -------  -------  -------
Gross profit                                    39.3     52.1     37.3     52.2
                                              -------  -------  -------  -------
Operating expenses:
 Selling, general and administrative . . . .    64.8     48.9     63.5     48.4
 Research and development. . . . . . . . . .    24.6     12.4     21.9     12.8
 Stock based-compensation. . . . . . . . . .     2.6      5.0      3.1      6.2
 Amortization of purchased intangible assets     1.8      3.3      1.8      2.6
 Restructuring charges . . . . . . . . . . .      (-)      (-)    19.5       (-)
                                              -------  -------  -------  -------
Total operating expenses                        93.9     69.7    109.7     70.0
                                              -------  -------  -------  -------
Loss from operations                           (54.6)   (17.6)   (72.4)   (17.8)
Interest income (expense), net                   0.6      3.0      1.1      3.2
Other income (expense), net                     (2.5)    (1.1)    (1.6)    (2.5)
                                              -------  -------  -------  -------
Loss before income taxes                       (56.6)   (15.7)   (72.9)   (17.1)
Provision (benefit) for income taxes            (0.3)    (3.5)     0.2     (3.8)
                                              -------  -------  -------  -------
Net loss                                      (56.3)%  (12.2)%  (73.1)%  (13.3)%
                                              =======  =======  =======  =======


NET  REVENUES

     Net revenues decreased $3.1 million, or 19.5%, to $12.7 million for the three months ended December 31, 2002 from $15.7 million for the three months ended December 31, 2001. Net revenues decreased $6.2 million, or 19.7%, to $25.3 million for the six months ended December 31, 2002 from $31.6 million for the six months ended December 31, 2001. The decrease was primarily attributable to decreases in net revenues of our Multiport Device Solutions and Device Server product lines. Multiport Device Solutions net revenues decreased $558,000, or 9.9%, to $5.1 million, or 40.2% of net revenues, for the three months ended December 31, 2002 from $5.6 million, or 35.9% of net revenues, for the three months ended December 31, 2001. Multiport Device Solutions net revenues decreased $3.4 million, or 25.3%, to $10.2 million, or 40.2% of net revenues, for the six months ended December 31, 2002 from $13.6 million, or 43.2% of net revenues, for the six months ended December 31, 2001. Mulitport Device Solutions net revenues include $711,000 and $1.7 million of Stallion net revenues (from the acquisition date) for the three and six months ended December 31, 2002, respectively. No net revenues from Stallion were recorded for the same periods last year. Device Server net revenues decreased $2.6 million, or 26.8%, to $7.1 million, or 56.1% of net revenues, for the three months ended December 31, 2002 from $9.7 million, or 61.7% of net revenues, for the three months ended December 31, 2001. Device Server net revenues decreased $3.1 million, or 18.5%, to $13.8 million, or 54.4% of net revenues, for the six months ended December 31, 2002 from $16.9 million, or 53.6% of net revenues, for the six months ended December 31, 2001. The decreases in our Multiport Device Solution and Device Server product lines net revenues is primarily attributable to the overall decrease in industry technology spending year to year. Print Server and other net revenues increased $93,000, or 24.4%, to $476,000, or 3.8% of net revenues, for the three months ended December 31, 2002 from $383,000, or 2.4% of net revenues, for the three months ended December 31, 2001. Print Server and other net revenues increased $369,000, or 36.9%, to $1.4 million, or 5.4% of net revenues, for the six months ended December 31, 2002 from $1.0 million, or 3.2% of net revenues, for the six months ended December 31, 2001.

     Net revenues generated from sales in the Americas decreased $3.0 million, or 23.6%, to $9.8 million, or 77.2% of net revenues, for the three months ended December 31, 2002 from $12.8 million, or 81.4% of net revenues, for the three months ended December 31, 2001. Net revenues generated from sales in the Americas decreased $7.1 million, or 26.5%, to $19.6 million, or 77.3% of net revenues, for the six months ended December 31, 2002 from $26.6 million, or
84.4% of net revenues, for the six months ended December 31, 2001. Our net revenues derived from customers located in the Americas in absolute dollars and as a percentage of total net revenues decreased due to logistical issues surrounding our restructuring of our Milford, Connecticut operations, whereby we began to outsource our manufacturing to three contract manufacturers and competitive pricing strategies. Our net revenues derived from customers located in Europe increased $196,000, or 7.8%, to $2.7 million, or 21.4% of net revenues, for the three months ended December 31, 2002 from $2.5 million, or 16.0% of net revenues, for the three months ended December 31, 2001. Our net revenues derived from customers located in Europe increased $1.0 million, or 25.0%, to $5.1 million, or 20.1% of net revenues, for the six months ended December 31, 2002 from $4.1 million, or 12.9% of net revenues, for the six months ended December 31, 2001. Our net revenues derived from customers located in Europe in absolute dollars and as a percentage of total net revenues increased due to a concentrated effort to improve European sales through a new sales structure. Our net revenues derived from customers located in other geographic areas decreased to $171,000, or 1.4% of net revenues, for the three months ended December 31, 2002 from $415,000, or 2.6% of net revenues, for the three months ended December 31, 2001. Our net revenues derived from customers located in other geographic areas decreased to $659,000, or 2.6% of net revenues, for the six months ended December 31, 2002 from $841,000, or 2.7% of net revenues, for the six months ended December 31, 2001.

     Due to the significant economic slowdown in the technology industry, we experienced a significant slowdown in customer orders, as well as an increase in the number of order cancellations. We experienced significant revenue declines in the second, third and fourth quarters of fiscal 2002. The first quarter of fiscal 2003 represents our first quarter of modest sequential revenue growth and we were able to maintain that revenue in the second quarter despite the logistical issues surrounding our restructuring of our Milford, Connecticut operations, whereby, we began to outsource our manufacturing to three contract manufacturers. We expect flat to modest growth in the third quarter of fiscal 2003.

GROSS  PROFIT

     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers and associated overhead costs. As part of an agreement with Gordian, an outside research and development firm, a royalty charge was included in cost of revenues and was calculated based on the related products sold. Gordian royalties were $431,000 and $847,000 for the three and six months ended December 31, 2001, respectively. No royalties were paid for the three and six months ended December 31, 2002, respectively, as a result of a new Gordian agreement. Additionally, cost of revenues for the three months ended December 31, 2002 and 2001 consisted of $1.0 million and $560,000 of amortization of purchased intangible assets, respectively. Cost of revenues for the six months ended December 31, 2002 and 2001 consisted of $2.1 million and $898,000 of amortization of purchased intangible assets, respectively.

     In May 2002, we signed a new agreement with Gordian to acquire a joint interest in the intellectual property that is evident in products designed by Gordian and to extinguish our obligation to pay royalties on future sales of our products. We agreed to pay $6.0 million for this intellectual property and are amortizing this asset to cost of revenues over the remaining life cycles of our products designed by Gordian, or approximately three years. Effective May 30, 2002, upon the signing of the agreement, royalty expenses have been replaced by an amortization of the prepaid royalties and entitlement to the intellectual property that was part of the agreement. Amortization expense related to the Gordian agreement, included in amortization of purchased intangible assets of $1.0 million totaled $640,000 for the three months ended December 31, 2002. Amortization expense related to the Gordian agreement, included in amortization of purchased intangible assets of $2.1 million totaled $1.3 million for the six months ended December 31, 2002.

     Gross profit decreased by $3.2 million, or 39.3%, to $5.0 million, or 39.3% of net revenues, for the three months ended December 31, 2002 from $8.2 million, or 52.1% of net revenues, for the three months ended December 31, 2001. Gross profit decreased by $7.0 million, or 42.6%, to $9.5 million, or 37.3% of net revenues, for the six months ended December 31, 2002 from $16.5 million, or 52.2% of net revenues, for the six months ended December 31, 2001. The decrease in gross profit in absolute dollars and as a percentage of net revenues was mainly attributable to a decrease in revenues, an increase in the amortization of purchased intangible assets relating to technology acquired in our acquisitions, an increase in production expenses related to the closing of our Milford, Connecticut facility and an increase in our inventory reserve.


SELLING,  GENERAL  AND  ADMINISTRATIVE

     Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, and professional fees. Selling, general and administrative expenses increased $513,000, or 6.7%, to $8.2 million, or 64.8% of net revenues, for the three months ended December 31, 2002 from $7.7 million, or 48.9% of net revenues, for the three months ended December 31, 2001. Selling, general and administrative expenses increased $807,000, or 5.3%, to $16.1 million, or 63.5% of net revenues, for the six months ended December 31, 2002 from $15.3 million, or 48.4% of net revenues, for the six months ended December 31, 2001. The increase in selling, general and administrative expense in absolute dollars and as a percentage of net revenues is primarily due to the increase in legal and other professional fees. The legal fees primarily relate to our defense of our SEC investigation and shareholder suits as well as our intellectual property lawsuit, which was settled during the second quarter of fiscal 2003. These increases are partially offset by a favorable settlement of a contractual service obligation and a reduction in our allowance for doubtful accounts.

RESEARCH  AND  DEVELOPMENT

     Research and development expenses consist primarily of salaries and the related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses increased $1.2 million, or 59.4%, to $3.1 million, or 24.6% of net revenues, for the three months ended December 31, 2002 from $2.0 million, or 12.4% of net revenues, for the three months ended December 31, 2001. Research and development expenses increased $1.5 million, or 37.0%, to $5.5 million, or 21.9% of net revenues, for the six months ended December 31, 2002 from $4.0 million, or 12.8% of net revenues, for the six months ended December 31, 2001. This increase resulted primarily from increased personnel-related costs due to the acquisitions of Synergetic, Premise and Stallion and expenses related to new product development.

STOCK-BASED  COMPENSATION

     Stock-based compensation generally represents the amortization of deferred compensation. We recorded no deferred compensation for the six months ended December 31, 2002 and recorded deferred compensation forfeitures of $1.8 million for the six months ended December 31, 2002. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years. Included in cost of revenues is stock-based compensation of $18,000 and $48,000 for the three months ended December 31, 2002 and 2001, respectively and $37,000 and $75,000 for the six months ended December 31, 2002 and 2001, respectively. Stock-based compensation decreased $446,000, or 57.1%, to $335,000, or 2.6% of net revenues, for the three months ended December 31, 2002 from $781,000, or 5.0% of net revenues, for the three months ended December 31, 2001. Stock-based compensation decreased $1.2 million, or 60.1%, to $780,000, or 3.1% of net revenues, for the six months ended December 31, 2002 from $2.0 million, or 6.2% of net revenues, for the six months ended December 31, 2001. The decrease in stock-based compensation is primarily attributable to the restructuring plans whereby options for which deferred compensation has been recorded are forfeited.

AMORTIZATION  OF  PURCHASED  INTANGIBLE  ASSETS

     Purchased intangible assets primarily include existing technology and customer agreements and are amortized on a straight-line basis over the estimated useful lives of the respective assets, ranging from two to five years. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. We are in the process of obtaining an independent appraisal of the fair value of the tangible and intangible assets acquired related to the acquisition of Stallion in order to allocate the purchase price in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"). As a result, the excess of the purchase price over the net assets acquired of Stallion of approximately $3.2 million is included in goodwill and, accordingly, not being amortized. The amortization of purchased intangible assets decreased $295,000, or 56.4%, to $228,000, or 1.8% of net revenues, for the three months ended December 31, 2002 from $523,000, or 3.3% of net revenues, for the three months ended December 31, 2001. The amortization of purchased intangible assets decreased $353,000, or 43.6%, to $456,000, or 1.8% of net revenues, for the six months ended December 31, 2002 from $809,000, or 2.6% of net revenues, for the six months ended December 31, 2001. In addition, approximately $1.0 million and $560,000 of amortization of purchased intangible assets has been classified as cost of revenues for the three months ended December 30, 2002 and 2001, respectively and $2.1 million and $898,000 for the six months ended December 31, 2002 and 2001, respectively. The decrease in amortization of purchased intangible assets is due to the impairment write-down of $4.4 million during the fourth quarter of fiscal 2002. At December 31, 2002, the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $12.2 million, of which $2.5 million will be amortized in the remainder of fiscal 2003, $4.0 million in fiscal 2004, $3.1 million is fiscal 2005, $2.2 million in fiscal 2006 and $387,000 in fiscal 2007.

RESTRUCTURING  CHARGES

On September 12, 2002, we announced a restructuring plan to prioritize our initiatives around the growth areas of our business, focus on profit contribution, reduce expenses, and improve operating efficiency. This restructuring plan includes a worldwide workforce reduction, consolidation of excess facilities and other charges. As of December 31, 2002, we recorded restructuring costs totaling $4.9 million or 19.5% of net revenues, which are classified as operating expenses in the condensed consolidated statements of operations.

     Through December 31, 2002, the restructuring plan had resulted in the reduction of approximately 50 regular employees worldwide. We recorded workforce reduction charges of approximately $1.2 million related to severance and fringe benefits for the terminated employees.

     In connection with the restructuring plan, we recorded charges of approximately $3.7 million through December 31, 2002 for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs, write-off of leasehold improvements and termination of a contractual obligation.

INTEREST  INCOME  (EXPENSE),  NET

     Interest income (expense), net consists primarily of interest earned on cash, cash equivalents and marketable securities. Interest income (expense), net was $75,000 and $479,000 for the three months ended December 31, 2002 and 2001, respectively. Interest income (expense), net was $267,000 and $1.0 million for the six months ended December 31, 2002 and 2001, respectively. The decrease is primarily due to lower average investment balances and interest rates. Additionally, the decrease in the average investment balance is due to increased legal and other professional fees resulting from our financial statement restatements in fiscal 2002 and defense of our lawsuits. Also, the decrease is due to the settlement of the Milford lease obligation included in our restructuring charge.

OTHER  INCOME  (EXPENSE),  NET

     Other income (expense), net was $(318,000) and $(176,000) for the three months ended December 31, 2002 and 2001, respectively. Other income (expense), net was $(408,000) and $(804,000) for the six months ended December 31, 2002 and 2001, respectively. The increase for the three months ended December 31, 2002 is primarily attributable to our share of the losses from our investment in Xanboo. The decrease in other expense is primarily attributable to the $500,000 revaluation in the carrying amount of a strategic investment recorded for the six months ended December 31, 2001.

PROVISION  FOR  INCOME  TAXES-EFFECTIVE  TAX  RATE

     We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Our effective tax rate was -1% for the six months ended December 31, 2002, and 22% for the six months ended
December 31, 2001. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax expense for the six months ended December 31, 2002, was lower than the federal statutory rate primarily due to the increase in valuation allowance, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. Our effective tax rate associated with the income tax benefit for the six months ended December 31, 2001, was lower than the statutory rate primarily due to foreign losses and amortization of stock-based compensation for which no benefit was provided.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consisting of money-market funds and commercial paper totaled $10.8 million at December 31, 2002.
Marketable securities are income yielding securities which can be readily converted to cash. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county government notes and bonds and totaled $9.3 million at December 31, 2002. Long-term investments consist of an equity security of a privately held company, Xanboo, and totaled $6.1 million at December 31, 2002.

     Our operating activities used cash of $11.2 million for the six months ended December 31, 2002. We incurred a net loss of $18.5 million, which includes the following adjustments: depreciation of $1.4 million, amortization of purchased intangible assets of $2.5 million, amortization of stock-based compensation of $817,000, a restructuring charge of $2.9 million, equity losses from unconsolidated businesses of $654,000 and an allowance for doubtful accounts receivable of $246,000. The changes in our operating assets consist of a decrease in accounts receivable of $1.8 million, decrease in inventory of $2.5 million and a decrease in prepaid expenses and other assets of $1.1 million which was reduced by a decrease in our liability to Gordian of $2.0 million, decrease in accrued Lightwave settlement of $2.0 million and a decrease in accounts payable of $1.4 million. The decrease in due to Gordian is due to payments in accordance with the agreement. The decrease in the accrued Lightwave settlement is due to the settlement payment. The decrease in prepaid expenses and other current assets is primarily due to the decrease in contract manufacturer receivables and the completion of the Stallion acquisition. The reduction in accounts receivable is primarily due to improved collections from our distributors and European customers. The decrease in inventory is primarily due to competitive pricing strategies of our on hand inventory, improved forecasting and an increase in our inventory reserve. The decrease in accounts payable is primarily due to our reduction in inventory.

     Our investing activities used cash of $4.7 million for the six months ended December 31, 2002 compared with a $20.5 million use of cash for the six months ended December 31, 2001. We used $2.1 million, net of cash acquired, to acquire Stallion in August 2002. We used $9.3 million to purchase marketable securities. We received $7.0 million in proceeds from the sales of marketable securities. We also used $275,000 to purchase property and equipment.

     Cash provided by financing activities was $142,000 for the six months ended December 31, 2002. Cash provided by financing activities was $48.0 million for the six months ended December 31, 2001, primarily related to the net proceeds from our secondary public offering in July 2001.

In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We are required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 is to be paid in January 2003. We are also required to pay a quarterly unused line fee of 0.125% of the unused line of credit balance. The line of credit contains customary affirmative and negative covenants. Effective June 30, 2002, we amended the existing line of credit reducing the revolving line to $12.0 million, removing the LIBOR rate option and adjusting the customary affirmative and negative covenants. To date, we have not borrowed against this line of credit. We are not in compliance with the revised financial covenants of the amended line of credit at December 31, 2002.


     The following table summarizes our contractual payment obligations and commitments:


                 REMAINDER OF FISCAL            FISCAL YEARS
                                       -----------------------------
                                2003    2004    2005    2006   2007   THEREAFTER    TOTAL
                               ------  ------  ------  ------  -----  -----------  -------
Operating leases               $1,528  $2,994  $2,856  $1,741  $ 894  $     1,994  $12,007
Other contractual
   obligations                     96      62      11       1      -            -      170
                               ------  ------  ------  ------  -----  -----------  -------

Total                          $1,624  $3,056  $2,867  $1,742  $ 894  $     1,994  $12,177
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

     Our quarterly net revenues, expenses and operating results have varied in the past and might vary significantly from quarter to quarter in the future. We therefore believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future net revenues. If we were to experience a reduction in net revenues in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that quarter would be harmed. If our operating results in future quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

  - changes in the mix of net revenues attributable to higher-margin and lower-margin products;
  -  customers' decisions to defer or accelerate orders;
  -  variations in the size or timing of orders for our products;
  - short-term fluctuations in the cost or availability of our critical components;
  -  changes in demand for our products generally;
  -  loss or gain of significant customers;
  -  announcements or introductions of new products by our competitors;
  -  defects and other product quality problems; and
  -  changes in demand for devices that incorporate our products.


OUR  COMMON  STOCK  MAY BE DELISTED, WHICH COULD SIGNIFICANTLY HARM OUR BUSINESS

     Our common stock is currently listed on The Nasdaq SmallCap Market under the symbol "LTRX." We currently are not in compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq SmallCap Market, however, we have until July 14, 2003, to regain compliance. In the event we failed to timely file our periodic reports, we would be subject to delisting prior to July 14, 2003. If our common stock was delisted from The Nasdaq SmallCap Market, some or all of the following could be reduced, harming our investors:

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


     IF  OUR  COMMON  STOCK  IS  DELISTED,  THE  LIQUIDITY OF OUR STOCK MIGHT BE
LIMITED

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


     WE ARE CURRENTLY ENGAGED IN MULTIPLE SECURITIES CLASS ACTION LAWSUITS, A STATE DERIVATIVE SUIT, A LAWSUIT BY THE FORMER OWNERS OF OUR USSC SUBSIDIARY, AND A LAWSUIT BY FORMER SHAREHOLDERS OF OUR SYNERGETIC SUBSIDIARY, ANY OF WHICH, IF IT RESULTS IN AN UNFAVORABLE RESOLUTION, COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against us and certain of our current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused us to improperly recognize revenue and make false and misleading statements about our business. Plaintiffs further allege that we materially overstated our reported financial results, thereby inflating our stock price during our securities offering in July 2001, as well as facilitating the use of our stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint continues to assert that we and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that we and these officers and directors violated the Securities Act of 1933 arising out of our Initial Public Offering in August 2000. We have not yet answered, discovery has not commenced, and no trial date has been established.

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

     We filed a demurrer/motion to dismiss on October 26, 2002. The basis of the demurrer is that the plaintiff does not have standing to bring this lawsuit since plaintiff has never served a demand on our Board that the Board take certain actions on behalf of the corporation. Prior to the hearing on the demurrer, derivative plaintiff filed an amended complaint. We have not yet responded to the amended complaint. Discovery has not commenced and no trial date has been established.

     On August 23, 2002, a complaint entitled Dunstan v. Lantronix, Inc., et al., was filed in the Circuit Court of the State of Oregon, County of Multnomah, against us and certain of our current and former officers and directors by the co-founders of United States Software Corporation. The complaint alleges Oregon state law claims for securities violations, fraud, and negligence. The complaint seeks not less than $3.6 million in damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. We moved to compel arbitration in November 2002, and in a ruling dated February 9, 2003, the court ordered the matter stayed pending arbitration of all claims.

     On October 17, 2002, Richard Goldstein and several other former shareholders of Synergetic filed a complaint entitled Goldstein, et al v. Lantronix, Inc., et al in the Superior Court of the State of California, County of Orange. Plaintiffs filed an amended complaint on January 7, 2003. The amended complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from our acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. We have not yet answered the complaint.


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

     For example, in July 2001, Digi International, Inc., filed a complaint alleging that we directly and/or indirectly infringed upon a DigiPatent. Following extensive and costly pre-trial preparation, we settled the matter with Digi on November 2002. From time to time in the future we could encounter other disputes over rights and obligations concerning intellectual property. We cannot assume that we will prevail in intellectual property disputes regarding infringement, misappropriation or other disputes. Litigation in which we are accused of infringement or misappropriation might cause a delay in the introduction of new products, require us to develop non-infringing technology, require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all, or require us to pay substantial damages, including treble damages if we are held to have willfully infringed. In addition, we have obligations to indemnify certain of our customers under some circumstances for infringement of third-party intellectual property rights. If any claims from third-parties were to require us to indemnify customers under our agreements, the costs could be substantial, and our business could be harmed. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

     IF WE MAKE UNPROFITABLE ACQUISITIONS OR ARE UNABLE TO SUCCESSFULLY INTEGRATE OUR ACQUISITIONS, OUR BUSINESS COULD SUFFER.

     We have in the past and may continue in the future to acquire businesses, client lists, products or technologies that we believe complement or expand our existing business. In December 2000, we acquired USSC, a company that provides software solutions for use in embedded technology applications. In June 2001, we acquired Lightwave, a company that provides console management solutions. In October 2001, we acquired Synergetic, a provider of embedded network communication solutions. In January 2002, we acquired Premise Systems, Inc. ("Premise"), a developer of client-side software applications. In August 2002, we acquired Stallion, an Australian based provider of solutions that enable Internet access, remote access and serial connectivity. Acquisitions of this type involve a number of risks, including:

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

     In addition, from time to time we may invest in businesses that we believe present attractive investment opportunities, or provide other synergetic benefits. In September and October 2001, we paid an aggregate of $3.0 million to Xanboo for convertible promissory notes, which have converted, in accordance with their terms, into Xanboo preferred stock. In addition, we purchased an additional $4.0 million of preferred stock in Xanboo. As of December 31, 2002, we hold a 15.8% ownership interest with a net book value of $6.1 million, in Xanboo. This investment is speculative in nature, and there is risk that we could lose part or all of our investment.


STOCK-BASED  COMPENSATION  WILL  NEGATIVELY  AFFECT  OUR  OPERATING  RESULTS.

     We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have not recorded deferred compensation during the six months ended December 31, 2002. Additionally, we recorded deferred compensation forfeitures of $1.8 million during the six months ended December 31, 2002. At December 31, 2002, a balance of $1.9 million remains and will be amortized as follows: $621,000 in the remainder of fiscal 2003, $997,000 in fiscal 2004, $292,000 in fiscal 2005 and $19,000 in fiscal 2006.

     The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares. The amount of stock-based compensation amortization in future periods could decrease if options for which accrued, but unvested deferred compensation has been recorded are forfeited. Additionally, as a result of our completing an offer whereby employees holding options to purchase our common stock were given the opportunity to cancel certain of their existing options in exchange for the opportunity to receive new options, we will recognize approximately $239,000 of accelerated stock-based compensation. As a result, this will reduce the amount of stock-based compensation in future periods.


     WE HAVE EXCESS INVENTORIES AND THERE IS A RISK WE MAY BE UNABLE TO DISPOSE OF THEM.

     Our products and therefore our inventories are subject to technological risk at any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid their becoming obsolete. As of December 31, 2002, our inventories including raw materials, finished goods and inventory at distributors were valued at $15.0 million and we had reserved $6.7 million against these inventories. As of June 30, 2002, our inventories, including raw materials, finished goods and inventory at distributors were valued at $16.5 million and we had reserved $5.8 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, our operating results could be substantially harmed.


     WE PRIMARILY DEPEND ON FOUR THIRD-PARTY MANUFACTURERS TO MANUFACTURE ALL OF OUR PRODUCTS, WHICH REDUCES OUR CONTROL OVER THE MANUFACTURING PROCESS. IF THESE MANUFACTURERS ARE UNABLE OR UNWILLING TO MANUFACTURE OUR PRODUCTS AT THE QUALITY AND QUANTITY WE REQUEST, OUR BUSINESS COULD BE HARMED AND OUR STOCK PRICE COULD DECLINE.

     We primarily outsource all of our manufacturing to four third-party manufacturers, APW, Inc., Irvine Electronics, Technical Manufacturing Corp. and Uniprecision. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

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

     On September 12, 2002, we announced our intent to source our Lightwave products from contract manufacturers, and close our manufacturing operations in Milford, Connecticut. We subsequently outsourced our Milford manufacturing to three of our four contract manufacturers. If we are unsuccessful in making this transition, our supply of these products and hence our revenues, could be reduced.


     WE HAVE ELECTED TO USE A CONTRACT MANUFACTURER IN CHINA. WHILE AFFORDING COST SAVINGS, OTHER RISKS COULD NEGATIVELY IMPACT US OR OFFSET THE ANTICIPATED SAVINGS.

     We have recently elected to use a contract manufacturer based in China, which involves numerous risks, including:

- Delivery times are extended due to the distances involved, requiring more lead-time in ordering and increasing the risk
- We could incur ocean freight delays because of labor problems, weather delays or expediting and customs problems.
- China does not afford the same level of protection to intellectual property as domestic or many other foreign countries. If our products were reverse-engineered or our intellectual property were otherwise pirated-reproduced and duplicated without our knowledge or approval, our revenues would be reduced.
- China and U.S foreign relations have, historically, been subject to change. Political considerations and actions could interrupt our expected supply of products from China.


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


     OUR ENTRY INTO, AND INVESTMENT IN, THE HOME NETWORK MARKET HAS RISKS INHERENT IN RELYING ON ANY EMERGING MARKET FOR FUTURE GROWTH.

     The success of our Premise SYS software and our investment in Xanboo are dependent on the development of a market for home networking. It is possible this home network market may develop slowly, or not at all, or that others could enter this market with superior product offerings that would impair our own success. We could lose some or all of our investment, or be unsuccessful in achieving significant revenues and therefore profitability, in these initiatives. If this were to occur, our operating results would be harmed, and our stock price could decline.


     IF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE NOT SUCCESSFUL OUR NET REVENUES COULD DECLINE AND BUSINESS COULD BE HARMED.

     For the six months ended December 31, 2002, we incurred $5.5 million in research and development expenses, which comprised 21.9% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development.


     IF A MAJOR CUSTOMER CANCELS, REDUCES, OR DELAYS PURCHASES, OUR NET REVENUES MIGHT DECLINE AND OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our top five customers accounted for 32.6% of our net revenues for the six months ended December 31, 2002. One customer accounted for approximately 10.6% and 13.8% of our net revenues for the six months ended December 31, 2002 and 2001, respectively. Accounts receivable attributable to this domestic customer accounted for approximately 9.9% and 13.4% of total accounts receivable at December 31, 2002 and June 30, 2002, respectively. The number and timing of sales to our distributors have been difficult for us to predict. The loss or deferral of one or more significant sales in a quarter could harm our operating results. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace and the growth of our business could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our device server technology. Our sales are usually completed on a purchase order basis and we have no long-term purchase commitments from our customers.

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


     WE HAVE ESTABLISHED CONTRACTS AND OBLIGATIONS THAT WERE IMPLEMENTED WHEN WE ANTICIPATED HIGHER REVENUES AND ACTIVITIES.

     We have several agreements that obligate us to facilities or services that are in excess of our current requirements and are at higher rates than could be obtained today. It may be necessary that we sublease or otherwise negotiate settlement of our obligations rather than perform on them as we originally expected. If we are unable to negotiate a favorable resolution to these contracts, we may be required to pay the entire cost of our obligations under the agreement, which could harm our business.


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


     OUR  INTELLECTUAL  PROPERTY  PROTECTION  MIGHT  BE  LIMITED.

     We have not historically relied on patents to protect our proprietary rights, although we have recently begun to build a patent portfolio. We rely primarily on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions that we have taken:

- laws and contractual restrictions might not be sufficient to prevent misappropriation of our technology or deter others
- other companies might claim common law trademark rights based upon use that precedes the registration of our marks;
- policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use;
- current federal laws that prohibit software copying provide only limited protection from software pirates; and
- the companies we acquire may not have taken similar precautions to protect their proprietary rights.

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

     Net revenues from international sales represented 22.7% and 15.6% of net revenues for the six months ended December 31, 2002 and 2001, respectively. Net revenues from Europe represented 20.1% and 12.9% of our net revenues for the six months ended December 31, 2002 and 2001, respectively.

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


INTEREST  RATE  RISK

     Our exposure to interest rate risk is limited to the exposure related to our cash, cash equivalents and marketable securities and our credit facilities, which is tied to market interest rates. As of December 31, 2002, we had cash and cash equivalents of $10.8 million, which consisted of cash and short-term investments with original maturities of ninety days or less, both domestically and internationally. As of December 31, 2002 we had marketable securities of $9.3 million consisting of obligations of U.S. Government agencies, state, municipal and county government notes and bonds. We believe our marketable securities will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.


FOREIGN  CURRENCY  RISK

     We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.


INVESTMENT  RISK

     As of December 31, 2002, we have a net investment of $6.1 million in Xanboo, a privately held company which can still be considered in the start-up or development stages. This investment is inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. There is a risk that we could lose part or all of our investment.

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

     (b)  Changes  in  internal  controls.

     Prior to the Evaluation Date, we had identified material weaknesses in our disclosure controls and procedures and have taken corrective actions. In certain cases we have identified disclosure controls and procedural improvements that have been implemented, and will continue to be implemented after the Evaluation Date. For example, we have revised our process controls that will facilitate timely Securities and Exchange Commission filings, and have implemented additional training. We continue to study, plan, and implement process changes in anticipation of new requirements related to Sarbanes-Oxley legislation and SEC and Nasdaq rules.


PART  II.  OTHER  INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS

SEC  Investigation

     The SEC is conducting a formal investigation of the events leading up to our restatement of our financial statements on June 25, 2002.


     Class  Action  Lawsuits

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against us and certain of our current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused us to improperly recognize revenue and make false and misleading statements about our business. Plaintiffs further allege that we materially overstated our reported financial results, thereby inflating our stock price during our securities offering in July 2001, as well as facilitating the use of our common stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint continues to assert that we and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that we and these officers and directors violated the Securities Act of 1933 arising out of our Initial Public Offering in August 2000. We have not yet answered, discovery has not commenced, and no trial date has been established.


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

     We filed a demurrer/motion to dismiss on October 26, 2002. The basis of the demurrer is that the plaintiff does not have standing to bring this lawsuit since plaintiff has never served a demand on our Board that the Board take certain actions on behalf of the corporation. Prior to the hearing on the demurrer, derivative plaintiff filed an amended complaint. We have not yet responded to the amended complaint. Discovery has not yet commenced and no trial date has been established.

     Securities Claims and Employment Claims Brought by the Co-Founders of United States Software Corporation

     On August 23, 2002, a complaint entitled Dunstan v. Lantronix, Inc., et al., was filed in the Circuit Court of the State of Oregon, County of Multnomah, against us and certain of our current and former officers and directors by the co-founders of United States Software Corporation. The complaint alleges Oregon state law claims for securities violations, fraud, and negligence. The complaint seeks not less than $3.6 million in damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. We moved to compel arbitration in November 2002, and in a ruling dated February 9, 2003, the court ordered the matter stayed pending arbitration of all claims.


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

     We filed a motion to dismiss on October 16, 2002, on the grounds that Mr. Cotton's complaints are subject to the binding arbitration provisions in Mr. Cotton's employment agreement. On January 13, 2003, the Court ruled that five of the six counts in Mr. Cotton's complaint are subject to binding arbitration. The court is staying the sixth count, for declaratory relief, until the underlying facts are resolved in arbitration.


     Securites Claims Brought by Former Shareholders of Synergetic Micro Systems, Inc. ("Synergetic")

     On October 17, 2002, Richard Goldstein and several other former shareholders of Synergetic filed a complaint entitled Goldstein, et al v. Lantronix, Inc., et al in the Superior Court of the State of California, County of Orange. Plaintiffs filed an amended complaint of January 7, 2003. The amended complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from our acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. We have not yet answered the complaint.


     Other

     From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

     Although we believe that claims or any litigation arising therefrom will have no material impact on our business, all of the above matters are in either the pleading stage or the discovery stage, and we cannot predict their outcomes with certainty.


ITEM  2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

None.

ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On November 12, 2002, we held our annual meeting of security holders. We submitted the following matters to a vote:

     1. Reelection of Thomas W. Burton to our Board of Directors, to serve until our 2005 Annual Meeting.

     2. Ratification of the appointment of Ernst & Young LLP, to serve as our independent auditor for the fiscal year ended June 30, 2003.

     3. Authorizing the Board of Directors to approve a reverse stock split of our common stock at a ratio of 1:3.

     All  three  matters  were  approved  by  the  security  holders.


ITEM  5.   OTHER  INFORMATION

     In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by our external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee did not engage the outside auditors in any non-audit related services in the six months ended December 31, 2002.

     On January 20, 2003, we entered into a Compromise Settlement and Mutual Release Agreement. In exchange for a complete release of all claims relating to the acquisition of Premise Systems and the termination of certain Lantronix obligations under a Investor Rights Agreement, we agreed to issue to the former shareholders of Premise ("Premise Holders") an aggregate of 1,063,372 unregistersted shares of Lantronix Common Stock. In addition to these shares, we accelerated the vesting of options held by certain Premise Holders and released to the Premise Holders all shares of Lantronix Common Stock being held in escrow.


ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits


Exhibit
NUMBER     DESCRIPTION  OF  DOCUMENT
------     -------------------------


99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports  on  Form  8-K

     Form 8-K, filed on December 3, 2002, reporting the results of the annual meeting of stockholders.

     Form 8-K, filed on January 31, 2003, which includes the Compromise Settlement and Mutual Release Agreement dated January 20, 2003 with the former shareholders of Premise Systems, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, Lantronix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 12th day of February, 2003.

                                         LANTRONIX,  INC.

                                         By:  /s/  James  Kerrigan
                                              --------------------
                                              JAMES  KERRIGAN
                                              INTERIM  CHIEF  FINANCIAL  OFFICER


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

February  12,  2003

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

February  12,  2003

/s/  James  Kerrigan
---------------------
James  Kerrigan
Interim  Chief  Financial  Officer

================================================================================

CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER  AND  CHIEF  FINANCIAL  OFFICER
PURSUANT  TO
18  U.S.C.  SECTION  1350,
AS  ADOPTED  PURSUANT  TO
SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Marc Nussbaum, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Lantronix, Inc. on Form 10-Q for the fiscal quarter ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Lantronix, Inc.

                       By:     /s/  Marc  Nussbaum
                               ------------------------
                       Name:   Marc  Nussbaum
                       Title:  Interim  Chief  Executive  Officer

I, James Kerrigan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Lantronix, Inc. on Form 10-Q for the fiscal quarter ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Lantronix, Inc.

                       By:     /s/  James  Kerrigan
                               -------------------------
                       Name:   James  Kerrigan
                       Title:  Interim  Chief  Financial  Officer