Form 10-Q
period 2003-03-31
LANTRONIX INC
filed 2003-05-14
CIK 1114925

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________ TO ___________.

                         COMMISSION FILE NUMBER: 1-16027
                               __________________

                                 LANTRONIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                     33-0362767
      (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                 15353 BARRANCA PARKWAY IRVINE, CALIFORNIA 92618
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
                               __________________

                                 (949) 453-3990
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether registrant is an accelerated filer (as defined in rule 12b-2 of the exchange act). Yes |_| No |X|

     As of April 30, 2003, 55,669,910 shares of the Registrant's common stock were outstanding.


================================================================================

                                               LANTRONIX, INC.

                                                  FORM 10-Q
                                    FOR THE QUARTER ENDED MARCH 31, 2003

                                                    INDEX

                                                                                                           PAGE
                                                                                                           ----

PART I.        FINANCIAL INFORMATION.....................................................................    3

Item 1.        Financial Statements......................................................................    3

               Unaudited Condensed Consolidated Balance Sheets at March 31, 2003 and June 30, 2002.......    3

               Unaudited Condensed Consolidated Statements of Operations for the Three and Nine
                  Months Ended March 31, 2003 and 2002...................................................    4

               Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                  March 31, 2003 and 2002................................................................    5

               Notes to Unaudited Condensed Consolidated Financial Statements............................    6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.....   14

               Risk Factors..............................................................................   22

Item 3.        Quantitative and Qualitative Disclosures About Market Risk................................   31

Item 4.        Controls and Procedures...................................................................   31

PART II.       OTHER INFORMATION.........................................................................   32

Item 1.        Legal Proceedings.........................................................................   32

Item 2.        Changes in Securities and Use of Proceeds.................................................   33

Item 3.        Defaults Upon Senior Securities...........................................................   33

Item 4.        Submission of Matters to a Vote of Security Holders.......................................   33

Item 5.        Other Information.........................................................................   33

Item 6.        Exhibits and Reports on Form 8-K..........................................................   34

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 LANTRONIX, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          MARCH 31,    JUNE 30,
                                                            2003         2002
                                                         ----------   ----------
                                     ASSETS
                                     ------

Current assets:
     Cash and cash equivalents .......................   $   5,287    $  26,491
     Marketable securities ...........................       9,250        6,963
     Accounts receivable, net ........................       4,540        6,172
     Inventories .....................................       6,553       10,743
     Deferred income taxes ...........................       5,205        5,205
     Prepaid expenses and other current assets .......       5,009        5,299
                                                         ----------   ----------
         Total current assets ........................      35,844       60,873

Property and equipment, net ..........................       3,034        5,039
Goodwill .............................................      16,081       13,811
Purchased intangible assets, net .....................      12,604       14,681
Long-term investments ................................       5,664        6,761
Officer loans ........................................         104          104
Other assets .........................................       2,004        2,543
                                                         ----------   ----------
         Total assets ................................   $  75,335    $ 103,812
                                                         ==========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable ................................   $   2,951    $   4,607
     Due to related party ............................          --          246
     Accrued payroll and related expenses ............       1,851        1,530
     Due to Gordian ..................................       1,000        2,000
     Accrued Lightwave settlement ....................          --        2,004
     Restructuring reserve ...........................       2,841          407
     Other current liabilities .......................       3,476        4,656
                                                         ----------   ----------
         Total current liabilities ...................      12,119       15,450

Deferred income taxes ................................       5,805        5,205
Due to Gordian .......................................          --        1,000
Convertible note payable .............................         867           --

Stockholders' equity:
     Common stock ....................................           6            5
     Additional paid-in capital ......................     178,774      179,547
     Employee notes receivable .......................         (28)         (28)
     Deferred compensation ...........................      (1,056)      (4,546)
     Accumulated deficit .............................    (121,320)     (92,875)
     Accumulated other comprehensive income ..........         168           54
                                                         ----------   ----------
         Total stockholders' equity ..................      56,544       82,157
                                                         ----------   ----------
         Total liabilities and stockholders' equity ..   $  75,335    $ 103,812
                                                         ==========   ==========

                             See accompanying notes.

                                           LANTRONIX, INC.

                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                     MARCH 31,               MARCH 31,
                                                               ---------------------   ---------------------
                                                                 2003        2002        2003         2002
                                                               ---------   ---------   ---------   ---------

Net revenues (A) ...........................................   $ 12,362    $ 14,580    $ 37,701    $ 46,137
Cost of revenues (B) .......................................      9,370      10,374      25,253      25,451
                                                               ---------   ---------   ---------   ---------
Gross profit ...............................................      2,992       4,206      12,448      20,686
                                                               ---------   ---------   ---------   ---------
Operating expenses:
     Selling, general and administrative (C) ...............      7,771       9,206      23,850      24,478
     Research and development (C) ..........................      2,536       2,225       8,083       6,273
     Stock-based compensation (B) (C) ......................      1,564         707       2,344       2,660
     Amortization of purchased intangible assets ...........        401         579         857       1,388
     Restructuring charges .................................        120       2,810       5,049       2,810
                                                               ---------   ---------   ---------   ---------
Total operating expenses ...................................     12,392      15,527      40,183      37,609
                                                               ---------   ---------   ---------   ---------
Loss from operations .......................................     (9,400)    (11,321)    (27,735)    (16,923)
Interest income (expense), net .............................         20         289         287       1,304
Other income (expense), net ................................       (527)       (185)       (935)       (989)
                                                               ---------   ---------   ---------   ---------
Loss before income taxes ...................................     (9,907)    (11,217)    (28,383)    (16,608)
Provision (benefit) for income taxes .......................         14      (2,487)         62      (3,683)
                                                               ---------   ---------   ---------   ---------
Net loss ...................................................   $ (9,921)   $ (8,730)   $(28,445)   $(12,925)
                                                               =========   =========   =========   =========

Basic and diluted net loss per share .......................   $  (0.18)   $  (0.16)   $  (0.53)   $  (0.25)
                                                               =========   =========   =========   =========

Weighted average shares (basic and diluted) ................     54,919      53,305      54,178      50,700
                                                               =========   =========   =========   =========


(A)  Includes net revenues from a related party ............   $    435    $    587    $  1,392    $  1,683
                                                               =========   =========   =========   =========

(B) Cost of revenues includes the following:
        Amortization of purchased intangible assets ........   $  1,205    $    612    $  3,261    $  1,510
        Stock-based compensation ...........................         23          21          60          97
                                                               ---------   ---------   ---------   ---------
                                                               $  1,228    $    633    $  3,321    $  1,607
                                                               =========   =========   =========   =========

(C) Stock-based compensation is excluded from the following:
        Selling, general and administrative expenses .......   $  1,422    $    579    $  2,033    $  2,088
        Research and development expenses ..................        142         128         311         572
                                                               ---------   ---------   ---------   ---------
                                                               $  1,564    $    707    $  2,344    $  2,660
                                                               =========   =========   =========   =========

                                       See accompanying notes.

                                      LANTRONIX, INC.

                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  ---------------------
                                                                                    2003         2002
                                                                                  ---------   ---------

Cash flows from operating activities:
Net loss ......................................................................   $(28,445)   $(12,925)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation ...............................................................      1,934       1,884
   Amortization of purchased intangible assets ................................      4,118       2,898
   Stock-based compensation ...................................................      2,404       2,757
   Allowance for doubtful accounts ............................................       (464)        970
   Provision for inventory reserves ...........................................      2,907       1,333
   Deferred income taxes ......................................................         --      (1,707)
   Revaluation of strategic investment ........................................         --         500
   Write-off of intellectual property .........................................         --         665
   Equity losses from unconsolidated businesses ...............................      1,097         713
   Restructuring charges ......................................................      2,699       2,810
   Changes in operating assets and liabilities, net of effect from acquisition:
     Accounts receivable ......................................................      2,096       1,730
     Inventories ..............................................................      1,324      (1,725)
     Prepaid expenses and other current assets ................................        253      (3,027)
     Other assets .............................................................        120        (998)
     Accounts payable .........................................................     (1,656)     (4,054)
     Due to related party .....................................................       (246)         --
     Due to Gordian ...........................................................     (2,000)         --
     Accrued Lightwave settlement .............................................     (2,004)         --
     Other current liabilities ................................................     (1,089)       (644)
                                                                                  ---------   ---------

Net cash used in operating activities .........................................    (16,952)     (8,820)
                                                                                  ---------   ---------

Cash flows from investing activities:
   Purchase of property and equipment, net ....................................       (317)     (2,936)
   Purchase of minority investments, net ......................................         --      (7,243)
   Purchases of marketable securities .........................................     (9,250)    (12,237)
   Acquisition of business, net of cash acquired ..............................     (2,114)     (4,801)
   Proceeds from sale of marketable securities ................................      7,000       1,975
                                                                                  ---------   ---------

Net cash used in investing activities .........................................     (4,681)    (25,242)
                                                                                  ---------   ---------

Cash flows from financing activities:
   Net proceeds from underwritten offerings of common stock ...................         --      47,085
   Net proceeds from other issuances of common stock ..........................        315       2,520
                                                                                  ---------   ---------

Net cash provided by financing activities .....................................        315      49,605
Effect of foreign exchange rates on cash ......................................        114          27
                                                                                  ---------   ---------

Increase (decrease) in cash and cash equivalents ..............................    (21,204)     15,570
Cash and cash equivalents at beginning of period ..............................     26,491      15,367
                                                                                  ---------   ---------

Cash and cash equivalents at end of period ....................................   $  5,287    $ 30,937
                                                                                  =========   =========

                                  See accompanying notes.

                                 LANTRONIX, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

1.   BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the "Company") at March 31, 2003, and the consolidated results of its operations for the three and nine months ended March 31, 2003 and 2002 and its cash flows for the nine months ended March 31, 2003 and 2002. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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


2.   RECENT ACCOUNTING PRONOUNCEMENTS


         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 amends the disclosure requirements in SFAS No. 123 for stock-based compensation for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective for financial statements for fiscal years ending after December 15, 2002, SFAS No. 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123.

         In November 2002, the FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). This statement requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued. The disclosure provision of FIN No. 45 were effective for financial statements of interim and annual periods ending December 15, 2002. In the third quarter of fiscal year 2003, the Company adopted the provisions of this statement, which did not have an impact on the condensed consolidated financial statements.


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

     ALLOCATION OF PURCHASE CONSIDERATION

         The Company obtained an independent appraisal of the fair value of the tangible and intangible assets acquired related to the acquisition of Stallion in order to allocate the purchase price in accordance with SFAS No. 141 "Business Combinations." Based upon the appraisal, the purchase price was allocated as follows (in thousands):


                 NET TANGIBLE             PURCHASED
                 LIABILITIES             INTANGIBLE  DEFERRED TAX      TOTAL
                   ACQUIRED    GOODWILL    ASSETS    LIABILITIES   CONSIDERATION
                 ------------  --------  ----------  ------------  -------------
                 $       (93)  $ 2,270   $   1,500   $      (600)  $      3,077
                 ============  ========  ==========  ============  =============


         Net tangible assets acquired in connection with the purchase transaction include the acquisition costs incurred by the Company.

     PRO FORMA DATA

         The unaudited pro forma statements of operations data of the Company set forth below give effect to the acquisition of Stallion as if it had occurred at the beginning of fiscal 2002 and includes the amortization of purchased intangible assets. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or the results that would have actually occurred had the acquisition taken place at the beginning of fiscal 2002 (in thousands, except per share amounts):

                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 MARCH 31,                MARCH 31,
                                           ---------------------   ---------------------
                                             2003         2002       2003         2002
                                           ---------   ---------   ---------   ---------
Net revenues ...........................   $ 12,362    $ 15,639    $ 38,024    $ 48,231
                                           =========   =========   =========   =========

Net loss ...............................   $ (9,921)   $ (9,117)   $(28,439)   $(13,676)
                                           =========   =========   =========   =========

Basic and diluted net loss per share ...   $  (0.18)   $  (0.17)   $  (0.52)   $  (0.27)
                                           =========   =========   =========   =========

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

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             MARCH 31,               MARCH 31,
                                                       ---------------------   ---------------------
                                                          2003        2002       2003         2002
                                                       ---------   ---------   ---------   ---------
Numerator: Net loss ................................   $ (9,921)   $ (8,730)   $(28,445)   $(12,925)
                                                       =========   =========   =========   =========

Denominator:
   Weighted-average shares outstanding .............     55,251      53,836      54,510      51,231
   Less: non-vested common shares outstanding ......       (332)       (531)       (332)       (531)
                                                       ---------   ---------   ---------   ---------
Denominator for basic and diluted loss per share ...     54,919      53,305      54,178      50,700
                                                       =========   =========   =========   =========

Basic and diluted net loss per share ...............   $  (0.18)   $  (0.16)   $  (0.53)   $  (0.25)
                                                       =========   =========   =========   =========

5.   MARKETABLE SECURITIES

         The Company defines marketable securities as income yielding securities, which can be readily converted to cash. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county governments notes and bonds. These securities are carried at cost, which approximates fair value.


6.   INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                               MARCH 31,    JUNE 30,
                                                 2003         2002
                                               ---------   ---------

Raw materials ..............................   $  6,054    $  6,389
Finished goods .............................      8,417       9,079
Inventory at distributors ..................      1,055       1,031
                                               ---------   ---------
                                                 15,526      16,499
Reserve for excess and obsolete inventory...     (8,973)     (5,756)
                                               ---------   ---------
                                               $  6,553    $ 10,743
                                               =========   =========


7.   PURCHASED INTANGIBLE ASSETS

         The composition of purchased intangible assets is as follows (in thousands):

                                                            MARCH 31, 2003                         JUNE 30, 2002
                                                   ---------------------------------     ----------------------------------

                                         USEFUL               ACCUMULATED                           ACCUMULATED
                                         LIVES       GROSS   AMORTIZATION     NET          GROSS    AMORTIZATION     NET
                                       ---------   ---------   ---------   ---------     ---------    ---------   ---------
         Existing technology.........  1-5 years   $ 13,460    $ (3,783)   $  9,677      $ 12,720     $   (522)   $ 12,198
         Customer agreements.........  5              1,130        (315)        815         1,130         (143)        987
         Patent/core technology......  5              1,760        (459)      1,301           459         (212)        247
         Tradename/trademark.........  5                532        (128)        404           532          (34)        498
         Non-compete agreements......  2-3              940        (533)        407           940         (189)        751
                                                   ---------   ---------   ---------     ---------    ---------   ---------
             Total                                 $ 17,822    $ (5,218)   $ 12,604      $ 15,781     $ (1,100)   $ 14,681
                                                   =========   =========   =========     =========    =========   =========

         The amortization expense for purchased intangible assets for the nine months ended March 31, 2003 was $4.1 million, of which $3.3 million was amortized to cost of revenues and $857,000 was amortized to operating expenses. The amortization expense for purchased intangible assets for the nine months ended March 31, 2002 was $2.9 million, of which $1.5 million was amortized to cost of revenues and $1.4 million was amortized to operating expenses. The estimated amortization expense for the remainder of fiscal 2003 and the next four years are as follows (in thousands):

                                                   COST OF  OPERATING
               Fiscal year ending June 30:        REVENUES  EXPENSES     TOTAL
                                                  --------  ---------  ---------
                  2003.........................   $ 1,062   $    293   $  1,355
                  2004.........................     3,527        956      4,483
                  2005.........................     2,870        672      3,542
                  2006.........................     1,915        640      2,555
                  2007.........................       303        366        669
                                                  --------  ---------  ---------
                  Total                           $ 9,677   $  2,927   $ 12,604
                                                  ========  =========  =========


8.   LONG-TERM INVESTMENTS

         Long-term investments consist of a 15.8% ownership interest in Xanboo, Inc. ("Xanboo") at March 31, 2003. The Company is accounting for this long-term investment under the equity method based upon the Company's ability through representation on Xanboo's board of directors to exercise significant influence over its operations. The Company's interest in the losses of Xanboo aggregating $1.1 million for the nine months ended March 31, 2003 have been recognized as other expense in the condensed consolidated statements of operations. The Company recorded no similar loss for the same period last year.

9.   RESTRUCTURING RESERVE

         On September 12, 2002, the Company announced a restructuring plan to prioritize its initiatives around the growth areas of its business, focus on profit contribution, reduce expenses, and improve operating efficiency. This restructuring plan includes a worldwide workforce reduction, consolidation of excess facilities and other charges. During the nine months ended March 31, 2003, the Company recorded restructuring costs totaling $5.0 million, which are classified as operating expenses in the Company's unaudited condensed consolidated statements of operations. Included in this restructuring plan was approximately $3.7 million for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs, write-off of leasehold improvements and termination of a contractual obligation. The restructuring costs will be substantially paid in cash and the plan will be completed within one year of its announcement.

         Through March 31, 2003, the restructuring actions had resulted in the reduction of approximately 50 regular employees worldwide. The Company recorded actual workforce reduction charges of approximately $1.2 million related to severance and fringe benefits for the terminated employees.

         On March 14, 2003, the Company announced a restructuring plan to further consolidate its engineering and marketing operations. This restructuring plan includes a workforce reduction, consolidation of excess facilities and other charges at the Company's Hillsboro, Oregon, Naperville, Illinois and German engineering facilities. The Company has recorded $120,000 of restructuring charges, which are classified as operating expenses in its unaudited condensed consolidated statements of operations as of March 31, 2003 related to severance and fringe benefits for terminated employees. Through March 31, 2003, the restructuring plan has resulted in the reduction of approximately 8 regular employees. The Company expects to incur $570,000 in connection with this restructuring of which $120,000 was incurred as of March 31, 2003. The remaining $450,000 primarily relates to lease termination costs and consolidation of excess facilities.


         A summary of the activity in the restructuring reserve account is as follows (in thousands):

                                                                     CHARGES AGAINST RESERVE
                                                                     -----------------------
                                       RESTRUCTURING                                             RESTRUCTURING
                                        RESERVE AT    ADDITIONAL                                  RESERVE AT
                                         JUNE 30,   RESTRUCTURING                                  MARCH 31,
                                           2002         COSTS        NON-CASH         CASH           2003
                                         --------      --------      --------       --------       --------
Workforce reductions .................   $   281       $ 1,307       $    --        $(1,188)       $   400
Contractual obligations ..............        --         2,000            --             --          2,000
Consolidation of excess facilities ...       126         1,742          (265)        (1,162)           441
                                         --------      --------      --------       --------       --------

Total ................................   $   407       $ 5,049       $  (265)       $(2,350)       $ 2,841
                                         ========      ========      ========       ========       ========


10.  WARRANTY

         Upon shipment to its customers, the Company provides for the estimated cost to repair or replace products to be returned under warranty. The Company's warranty periods generally range from ninety days to five years from the date of shipment. The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

                                                           MARCH 31,    JUNE 30,
                                                             2003         2002
                                                           --------     --------
Balance beginning of period ........................       $   479      $   562
Charged to costs and expenses ......................           464          220
Deductions .........................................           153          303
                                                           --------     --------

Balance end of period ..............................       $   790      $   479
                                                           ========     ========

11.  PROVISION FOR INCOME TAXES AND EFFECTIVE TAX RATE

         The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." The Company's effective tax rate was 0% for the nine months ended March 31, 2003, and 22% for the nine months ended March 31, 2002. The federal statutory rate was 34% for both periods. The effective tax rate associated with the income tax expense for the nine months ended March 31, 2003, was lower than the federal statutory rate primarily due to the increase in valuation allowance, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. The Company's effective tax rate associated with the income tax benefit for the nine months ended March 31, 2002, was lower than the statutory rate primarily due to foreign losses and amortization of stock-based compensation for which no benefit was provided. The Company is currently undergoing an Internal Revenue Service audit of its fiscal 1999, 2000 and 2001 tax returns. The Company believes the outcome of the audits will not have a material impact on its financial condition or results of operations however; there is a risk that underpayment penalties and interest may be assessed resulting in a reduction of its cash balance.



12.  BANK LINE OF CREDIT

         In January 2002, the Company entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. The Company is required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 will be paid. The Company is also required to pay a quarterly unused line fee of 0.125% of the unused line of credit balance. The line of credit contains customary affirmative and negative covenants. Effective June 30, 2002, the Company amended its existing line of credit reducing the revolving line to $12.0 million, removing the LIBOR rate option and adjusting the customary affirmative and negative covenants. To date, the Company has not borrowed against this line of credit. The Company is not in compliance with the revised financial covenants of the amended line of credit at March 31, 2003.


13.  COMPREHENSIVE LOSS

         SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for reporting and displaying comprehensive income (loss) and its components in the unaudited condensed consolidated financial statements. The components of comprehensive loss are as follows (in thousands):

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             MARCH 31,                MARCH 31,
                                                       ---------------------   ---------------------
                                                         2003        2002        2003        2002
                                                       ---------   ---------   ---------   ---------

Net loss ...........................................   $ (9,921)   $ (8,730)   $(28,445)   $(12,925)
Other comprehensive loss:
   Change in net unrealized loss on investment .....         --          --          --         134
   Change in accumulated translation adjustments ...         73          (8)        114          17
                                                       ---------   ---------   ---------   ---------
Total comprehensive loss ...........................   $ (9,848)   $ (8,738)   $(28,331)   $(12,774)
                                                       =========   =========   =========   =========

         The components of accumulated other comprehensive loss at March 31, 2002 and June 30, 2002 of $168,000 and $54,000, respectively, consists of accumulated translation adjustments.


14.  STOCK OPTION EXCHANGE OFFER

         On January 24, 2003, the Company completed an offering to employees whereby employees holding options to purchase the Company's common stock with exercises prices at or above $3.01 per share were given the opportunity to cancel certain of their existing options in exchange for the opportunity to receive new options to purchase the Company's common stock. Each new option shall represent 0.75 of the underlying shares of the options cancelled. Approximately 1.4 million options with a weighted average exercise price of $9.01 were tendered. On January 27, 2003, those options were cancelled by the Company. The new options will not be granted until at least six months and one day after acceptance of the old options for exchange and cancellation and will only be granted to those exchange participants who remain employees at the time of the new grant. The exercise price of the new options will be the last reported trading price of the Company's common stock on the grant date.

         Certain of the Company's employees hold options that were assumed by the Company in connection with its acquisitions of the businesses that previously employed those individuals; in the business combinations that have been accounted for as purchases, the Company has recorded deferred compensation with respect to those options. Additionally, the Company granted stock options to employees where the option exercise price is less that the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes, as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. To the extent these employees tendered, and the Company accepted for exchange and cancellation, such assumed eligible options in exchange for new options, the Company is required to immediately accelerate the amortization of the related deferred compensation previously recorded. The Company recorded approximately $239,000 of accelerated deferred compensation expense related to these cancelled options for the three and nine months ended March 31, 2003.


15.  STOCK-BASED COMPENSATION

         The Company has in effect several stock-based plans under which non-qualified and incentive stock options have been granted to employees, non-employee board members and other non-employees. The Company also has an employee stock purchase plan for all eligible employees. The Company accounts for stock-based awards to employees in accordance with APB No. 25, and has adopted the disclosure-only alternative of SFAS No. 123. Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS No. 123.

         In accordance with the disclosure requirements of SFAS No. 123, set forth below are the assumptions used and pro forma statement of operations data of the Company giving effect to valuing stock-based awards to employees using the Black-Scholes option pricing model instead of the guidelines provided by APB No. 25. Among other factors, the Black-Scholes model considers the expected life of the option and the expected volatility of the Company's stock price in arriving at an option valuation.

         The results of applying the requirements of the disclosure-only alternative of SFAS No. 123 to the Company's stock-based awards to employees would approximate the following:


                                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                              MARCH 31,              MARCH 31,
                                                                       ---------------------   ---------------------
                                                                         2003         2002        2003        2002
                                                                       ---------   ---------   ---------   ---------
Net loss - as reported .............................................   $ (9,921)   $ (8,730)   $(28,445)   $(12,925)
Add: Stock-based compensation expense included in net
   loss - as reported ..............................................        513         728       1,330         669
Deduct: Stock-based compensation expense determined under
   fair value method ...............................................     (4,043)     (2,306)     (7,735)     (5,409)
                                                                       ---------   ---------   ---------   ---------
Net loss - pro forma ...............................................   $(13,451)   $(10,308)   $(34,850)   $(17,665)
                                                                       =========   =========   =========   =========
Net loss per share (basic and diluted) - as reported ...............   $  (0.18)   $  (0.16)   $  (0.53)   $  (0.25)
                                                                       =========   =========   =========   =========
Net loss per share (basic and diluted) - pro forma .................   $  (0.17)   $  (0.19)   $  (0.57)   $  (0.35)
                                                                       =========   =========   =========   =========


16.  PREMISE SETTLEMENT

         On January 20, 2003, the Company entered into a Compromise Settlement and Mutual Release Agreement with Premise Systems, Inc. ("Premise"). In exchange for a complete release of all claims relating to the acquisition of Premise and the termination of certain of the Company's obligations under an Investor Rights Agreement, the Company agreed to issue to the former shareholders of Premise ("Premise Holders") an aggregate of 1,063,372 unregistersted shares of its Common Stock. These shares were issued pursuant to Rule 4(2) of the Securities Act of 1933, as amended. In addition to these shares, the Company accelerated the vesting of options held by certain Premise Holders and released to the Premise Holders all shares of the Company's Common Stock being held in escrow. This settlement aggregating $1.1 million for the three and nine months ended March 31, 2003, has been recognized as stock-based compensation in the condensed consolidated statement of operations.

17.  LITIGATION

         SEC INVESTIGATION

         The Securities and Exchange Commission ("SEC") is conducting a formal investigation of the events leading up to the Company's restatement of its financial statements on June 25, 2002.


         CLASS ACTION LAWSUITS

         On May 15, 2002, Stephen Bachman filed a class action complaint entitled BACHMAN V. LANTRONIX, INC., ET AL., No. 02-3899, in the U.S. District Court for the Central District of California against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused the Company to improperly recognize revenue and make false and misleading statements about the Company's business. Plaintiffs further allege that the Company materially overstated its reported financial results, thereby inflating the Company's stock price during its securities offering in July 2001, as well as facilitating the use of the Company's stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint continues to assert that the Company and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that the Company and these officers and directors violated the Securities Act of 1933 arising out of the Company's Initial Public Offering in August 2000. The Company filed a motion to dismiss the additional allegations on March 3, 2003. The Court has taken the Company's motion under submission. The Company has not yet answered, discovery has not commenced, and no trial date has been established.


         DERIVATIVE LAWSUIT

         On July 26, 2002, Samuel Ivy filed a shareholder derivative complaint entitled IVY V. BERNHARD BRUSCHA, ET AL., No. 02CC00209, in the Superior Court of the State of California, County of Orange, against certain of the Company's current and former officers and directors. On January 7, 2003, plaintiff filed an amended complaint. The amended complaint alleges causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, and improper insider stock sales. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorneys' fees.

         The Company filed a demurrer/motion to dismiss to the amended complaint on February 13, 2003. The basis of the demurrer is that the plaintiff does not have standing to bring this lawsuit since plaintiff has never served a demand on the Company's Board that the Board take certain actions on behalf of the Company. On April 17, 2003, the Court overruled the Company's demurrer. Discovery has not yet commenced and no trial date has been established.


         SECURITIES CLAIMS AND EMPLOYMENT CLAIMS BROUGHT BY THE CO-FOUNDERS OF UNITED STATES SOFTWARE CORPORATION

         On August 23, 2002, a complaint entitled DUNSTAN V. LANTRONIX, INC., ET AL., was filed in the Circuit Court of the State of Oregon, County of Multnomah, against the Company and certain of its current and former officers and directors by the co-founders of United States Software Corporation. The complaint alleges Oregon state law claims for securities violations, fraud, and negligence. The complaint seeks not less than $3.6 million in damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. The Company moved to compel arbitration in November 2002, and in a ruling dated February 9, 2003, the court ordered the matter stayed pending arbitration of all claims. A panel of arbitrators has been selected, but discovery is still in its earliest stages and no arbitration hearing has been scheduled.


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


         SECURITIES CLAIMS BROUGHT BY FORMER SHAREHOLDERS OF SYNERGETIC MICRO SYSTEMS, INC. ("SYNERGETIC")

         On October 17, 2002, Richard Goldstein and several other former shareholders of Synergetic filed a complaint entitled GOLDSTEIN, ET AL V. LANTRONIX, INC., ET AL in the Superior Court of the State of California, County of Orange. Plaintiffs filed an amended complaint on January 7, 2003. The amended complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from the Company's acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. On May 5, 2003, the Company answered the complaint, and generally denied the allegations in the complaint. Discovery has not yet commenced and no trial date has been established.


         SUIT FILED BY LANTRONIX AGAINST LOGICAL SOLUTIONS, INC. ("LOGICAL")

         On March 25, 2003, the Company filed in Connecticut state court (Judicial District of New Haven) a complaint entitled LANTRONIX, INC. AND LIGHTWAVE COMMUNICATIONS, INC. V LOGICAL SOLUTIONS, INC., DAVID B. CHEEVER, KEVIN F. KEEFE, ROSS D. CAPEN, MICHAEL L. CANESTRI, MARK CROSBY, DAWN MICHAUD, CHRISTIN CAMPBELL AND DANIEL KACZMARCZYK. This is an action for breach of non-competition and non-solicitation agreements, breach of confidentiality agreements, breach of separation agreements, unfair and deceptive trade practices, unfair competition, unjust enrichment, conversion, misappropriation of trade secrets and tortuous interference with contractual rights and business expectancies. Plaintiffs seek preliminary and permanent injunctive relief and damages. The individual defendants are all former employees of Lightwave Communications, Inc,, a company that the Company acquired in June 2001. The court has scheduled a trial beginning May 21, 2003 on the Company's demand for a permanent injunction against the defendants.


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


         Our products are sold to original equipment manufacturers (OEMs), value added resellers (VARs), systems integrators and distributors, as well as directly to end-users. One customer accounted for approximately 10.8% and 12.5% of our net revenues for the nine months ended March 31, 2003 and 2002, respectively. Accounts receivable attributable to this domestic customer accounted for approximately 11.0% and 15.5% of total accounts receivable at March 31, 2003 and June 30, 2002, respectively.

         One international customer, transtec AG, which is a related party due to common ownership by our largest stockholder and former Chairman of our Board of Directors, Bernhard Bruscha, accounted for approximately 3.7% and 4.6% of our net revenues for the nine months ended March 31, 2003 and 2002, respectively. Included in the accompanying condensed consolidated balance sheets is approximately $246,000 due to this related party at June 30, 2002. No amount was due to or from this related party at March 31, 2003.

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


         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts and the general condition of the industry. If a major customer's credit worthiness deteriorates, or our customers' actual defaults exceed our historical experience, our estimates could change and impact our reported results. We also maintain a reserve for uncertainties relative to the collection of officer notes receivable. Factors considered in determining the level of this reserve include the value of the collateral securing the notes, our ability to effectively enforce collection rights and the ability of the former officers to honor their obligations.

         INVENTORY VALUATION

         Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess and obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future sales demand for our products within a specified time horizon, generally twelve months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. In addition, specific reserves are recorded to cover risks in the area of end of life products, inventory located at our contract manufacturer, deferred inventory in our sales channel and warranty replacement stock.

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


         IMPAIRMENT OF LONG-LIVED ASSETS

         We evaluate long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns, are present. Reviews are performed to determine whether the carrying values of assets are impaired based on a comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the expected future cash flows using a discount rate based upon our weighted average cost of capital is used to estimate the fair value of the assets. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic lives of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.


         STRATEGIC INVESTMENTS

         We have made strategic investments in privately held companies for the promotion of business and strategic investments. Strategic investments with less than a 20% voting interest are generally carried at cost. We will use the equity method to account for strategic investments in which we have a voting interest of 20% to 50% or in which we otherwise have the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize our share of net earnings or losses of the investee, limited to the extent of our investment in, advances to and adjusted to recognize our share of net earnings or losses of the investee. From time to time we are required to estimate the amount of our losses of the investee. Our estimates are based on historical experience. The value of non-publicly traded securities is difficult to determine. We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments to their fair value when an other-than-temporary decline has occurred. We generally believe an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in privately held companies are estimated based upon the values of recent rounds of financing. Although we believe our estimates reasonably reflect the fair value of the non-publicly traded securities held by us, had there been an active market for the equity securities, the carrying values might have been materially different than the amounts reported. Future adverse changes in market conditions or poor operating results of companies in which we have such investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value and which could require a future impairment charge.

         RESTRUCTURING CHARGES.

         Over the last several quarters we have undertaken, and we may continue to undertake, significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities. We have had to record estimated expenses for lease cancellations, long-term asset write-downs, severance and outplacement costs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Through 2002, the accounting rules for restructuring costs and asset impairments required us to record provisions and charges when we had a formal and committed plan. In calculating the cost to dispose of our excess facilities, we had to estimate our future space requirements and the timing of exiting excess facilities and then estimate for each location the future lease and operating costs to be paid until the lease is terminated and the amount, if any, of sublease income. This required us to estimate the timing and costs of each lease to be terminated, including the amount of operating costs and the rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on future space requirements, the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.


CONSOLIDATED RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our condensed consolidated statements of operations:

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                MARCH 31,                 MARCH 31,
                                                          ---------------------      --------------------
                                                           2003          2002         2003         2002
                                                          -------       -------      -------      -------

Net revenues........................................      100.0%        100.0%       100.0%       100.0%
Cost of revenues....................................       75.8          71.1         67.0         55.2
                                                          -------       -------      -------      -------
Gross profit........................................       24.2          28.9         33.0         44.8
                                                          -------       -------      -------      -------
Operating expenses:
   Selling, general and administrative..............       62.9          63.1         63.3         53.1
   Research and development.........................       20.5          15.3         21.4         13.6
   Stock based-compensation.........................       12.7           4.8          6.2          5.8
   Amortization of purchased intangible assets......        3.2           4.0          2.3          3.0
   Restructuring charges............................        1.0          19.3         13.4          6.1
                                                          -------       -------      -------      -------
Total operating expenses............................      100.2         106.5        106.6         81.5
                                                          -------       -------      -------      -------
Loss from operations................................      (76.0)        (77.6)       (73.6)       (36.7)
Interest income (expense), net......................        0.2           2.0          0.8          2.8
Other income (expense), net.........................       (4.3)         (1.3)        (2.5)        (2.1)
                                                          -------       -------      -------      -------
Loss before income taxes ...........................      (80.1)        (76.9)       (75.3)       (36.0)
Provision (benefit) for income taxes................        0.1         (17.1)         0.2         (8.0)
                                                          -------       -------      -------      -------
Net loss............................................      (80.3)%       (59.8)%      (75.4)%      (28.0)%
                                                          =======       =======      =======      =======

NET REVENUES

         Net revenues decreased $2.2 million, or 15.2%, to $12.4 million for the three months ended March 31, 2003 from $14.6 million for the three months ended March 31, 2002. Net revenues decreased $8.4 million, or 18.3%, to $37.7 million for the nine months ended March 31, 2003 from $46.1 million for the nine months ended March 31, 2002. The decrease was primarily attributable to decreases in net revenues of our Multiport Device Solutions and Device Server product lines. Multiport Device Solutions net revenues decreased $1.6 million, or 25.9%, to $4.4 million, or 35.8% of net revenues, for the three months ended March 31, 2003 from $6.0 million, or 41.0% of net revenues, for the three months ended March 31, 2002. Multiport Device Solutions net revenues decreased $5.2 million, or 26.4%, to $14.6 million, or 38.8% of net revenues, for the nine months ended March 31, 2003 from $19.9 million, or 43.0% of net revenues, for the nine months ended March 31, 2002. Multiport Device Solutions net revenues include $781,000 and $2.4 million of Stallion net revenues (from the acquisition date) for the three and nine months ended March 31, 2003, respectively. No net revenues from Stallion were recorded for the same periods last year. Device Server net revenues decreased $270,000, or 3.6%, to $7.2 million, or 58.6% of net revenues, for the three months ended March 31, 2003 from $7.5 million, or 51.6% of net revenues, for the three months ended March 31, 2002. Device Server net revenues decreased $3.1 million, or 12.7%, to $21.0 million, or 55.8% of net revenues, for the nine months ended March 31, 2002 from $24.1 million, or 52.2% of net revenues, for the nine months ended March 31, 2002. The decreases in our Multiport Device Solution and Device Server product lines net revenues is primarily attributable to logistical issues surrounding the restructuring of our Milford, Connecticut operations, whereby we began to outsource our manufacturing to three contract manufacturers and the overall decrease in industry technology spending year to year. Print Server and other net revenues decreased $397,000, or 36.7%, to $684,000, or 5.5% of net revenues, for the three months ended March

31, 2003 from $1.1 million, or 7.4% of net revenues, for the three months ended March 31, 2002. Print Server and other net revenues decreased $130,000, or 6.0%, to $2.1 million, or 5.4% of net revenues, for the nine months ended March 31, 2003 from $2.2 million, or 4.7% of net revenues, for the nine months ended March 31, 2002.

         Net revenues generated from sales in the Americas decreased $3.2 million, or 25.0%, to $9.4 million, or 76.3% of net revenues, for the three months ended March 31, 2003 from $12.6 million, or 86.3% of net revenues, for the three months ended March 31, 2002. Net revenues generated from sales in the Americas decreased $9.8 million, or 25.2%, to $29.0 million, or 77.0% of net revenues, for the nine months ended March 31, 2003 from $38.8 million, or 84.1% of net revenues, for the nine months ended March 31, 2002. Our net revenues derived from customers located in the Americas in absolute dollars and as a percentage of total net revenues decreased due to logistical issues surrounding our restructuring of our Milford, Connecticut operations, whereby we began to outsource our manufacturing to three contract manufacturers and competitive pricing strategies. Our net revenues derived from customers located in Europe increased $1.1 million, or 69.0%, to $2.7 million, or 21.8% of net revenues, for the three months ended March 31, 2003 from $1.6 million, or 10.9% of net revenues, for the three months ended March 31, 2002. Our net revenues derived from customers located in Europe increased $1.7 million, or 28.6%, to $7.8 million, or 20.6% of net revenues, for the nine months ended March 31, 2003 from $6.0 million, or 13.1% of net revenues, for the nine months ended March 31, 2002. Our net revenues derived from customers located in Europe in absolute dollars and as a percentage of total net revenues increased due to a concentrated effort to improve European sales through a new sales structure and delayed product sales in the Americas. Our net revenues derived from customers located in other geographic areas decreased to $241,000, or 1.9% of net revenues, for the three months ended March 31, 2003 from $407,000, or 2.8% of net revenues, for the three months ended March 31, 2002. Our net revenues derived from customers located in other geographic areas decreased to $900,000, or 2.4% of net revenues, for the nine months ended March 31, 2003 from $1.3 million, or 2.8% of net revenues, for the nine months ended March 31, 2002.

         Due to the significant economic slowdown in the technology industry, we experienced a significant slowdown in customer orders. We experienced significant revenue declines in the second, third and fourth quarters of fiscal 2002. The first quarter of fiscal 2003 represented our first quarter of modest sequential revenue growth and we were able to maintain that revenue in the second quarter with a slight decrease in the third quarter despite the logistical issues surrounding our restructuring of our Milford, Connecticut operations, whereby, we began to outsource our manufacturing to three contract manufacturers.


GROSS PROFIT

         Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers, amortization of purchased intangible assets and overhead costs. As part of an agreement with Gordian, an outside research and development firm, a royalty charge was included in cost of revenues and was calculated based on the related products sold. Gordian royalties were $199,000 and $1.0 million for the three and nine months ended March 31, 2002, respectively. No royalties were paid for the three and nine months ended March 31, 2003, respectively, as a result of a new Gordian agreement as described below. Cost of revenues for the three months ended March 31, 2003 and 2002 includes $1.2 million and $612,000 of amortization of purchased intangible assets, respectively. Cost of revenues for the nine months ended March 31, 2003 and 2002 includes $3.3 million and $1.5 million of amortization of purchased intangible assets, respectively.

         In May 2002, we signed a new agreement with Gordian to acquire a joint interest in the intellectual property that is evident in products designed by Gordian and to extinguish our obligation to pay royalties on future sales of our products. We agreed to pay $6.0 million for this intellectual property and are amortizing this asset to cost of revenues over the remaining life cycles of our products designed by Gordian, or approximately three years. Effective May 30, 2002, upon the signing of the agreement, royalty expenses have been replaced by an amortization of the prepaid royalties and entitlement to the intellectual property that was part of the agreement. Amortization expense related to the Gordian agreement, included in amortization of purchased intangible assets of $1.2 million totaled $640,000 for the three months ended March 31, 2003. Amortization expense related to the Gordian agreement, included in amortization of purchased intangible assets of $3.3 million totaled $1.9 million for the nine months ended March 31, 2003.

         Gross profit decreased by $1.2 million, or 28.9%, to $3.0 million, or 24.2% of net revenues, for the three months ended March 31, 2003 from $4.2 million, or 28.8% of net revenues, for the three months ended March 31, 2002. Gross profit decreased by $8.2 million, or 39.8%, to $12.4 million, or 33.0% of net revenues, for the nine months ended March 31, 2003 from $20.7 million, or 44.8% of net revenues, for the nine months ended March 31, 2002. The decrease in gross profit in absolute dollars and as a percentage of net revenues was mainly attributable to a decrease in revenues, an increase in the amortization of purchased intangible assets relating to technology acquired in our acquisitions, an increase in production expenses related to the closing of our Milford, Connecticut facility and a $2.9 million increase in our reserve for excess and obsolete inventory.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, and professional fees. Selling, general and administrative expenses decreased $1.4 million, or 15.6%, to $7.8 million, or 62.9% of net revenues, for the three months ended March 31, 2003 from $9.2 million, or 63.1% of net revenues, for the three months ended March 31, 2002. Selling, general and administrative expenses decreased $628,000, or 2.6%, to $23.8 million, or 63.3% of net revenues, for the nine months ended March 31, 2003 from $24.5 million, or 53.1% of net revenues, for the nine months ended March 31, 2002. The decrease in selling, general and administrative expense is primarily due to the decrease in headcount as a result of our restructurings in the second quarter of fiscal 2002 and the first quarter of fiscal 2003 as well as a favorable settlement of a contractual service obligation and a reduction in our allowance for doubtful accounts. These decreases are offset by increases in legal and other professional fees. The legal fees primarily relate to our defense of the shareholder lawsuits, the Securities and Exchange Commission ("SEC") investigation, and the defense of the intellectual property lawsuit, which was settled during the second quarter of fiscal 2003. Legal fees incurred in defense of the shareholder suits are reimbursable to the extent provided in our directors and officers liability insurance policies, and subject to the coverage limitations and exclusions contained in such policies. During the nine months ended March 31, 2003, we have been reimbursed $400,000 of these expenses.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of salaries and the related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses increased $311,000, or 14.0%, to $2.5 million, or 20.5% of net revenues, for the three months ended March 31, 2003 from $2.2 million, or 15.3% of net revenues, for the three months ended March 31, 2002. Research and development expenses increased $1.8 million, or 28.9%, to $8.1 million, or 21.4% of net revenues, for the nine months ended March 31, 2003 from $6.3 million, or 13.6% of net revenues, for the nine months ended March 31, 2002. This increase resulted primarily from increased personnel-related costs due to the acquisitions of Synergetic, Premise and Stallion and third-party expenses related to new product development.

STOCK-BASED COMPENSATION

         Stock-based compensation generally represents the amortization of deferred compensation. We recorded deferred compensation of $73,000 for the nine months ended March 31, 2003 and recorded deferred compensation forfeitures of $2.2 million for the nine months ended March 31, 2003. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. Deferred compensation also includes the value of employee stock options assumed in connection with our acquisitions calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years. Included in cost of revenues is stock-based compensation of $23,000 and $21,000 for the three months ended March 31, 2003 and 2002, respectively and $60,000 and $97,000 for the nine months ended March 31, 2003 and 2002, respectively. Stock-based compensation increased $857,000, or 121.2%, to $1.6 million, or 12.7% of net revenues, for the three months ended March 31, 2003 from $707,000, or 4.8% of net revenues, for the three months ended March 31, 2002. Stock-based compensation decreased $316,000, or 11.9%, to $2.3 million, or 6.2% of net revenues, for the nine months ended March 31, 2003 from $2.7 million, or 5.8% of net revenues, for the nine months ended March 31, 2002. The increase in stock-based compensation for the three months ended March 31, 2003 is primarily due to the $239,000 of accelerated stock-based compensation as a result of our completing an offer whereby employees holding options to purchase our common stock were given the opportunity to cancel certain of their existing options in exchange for the opportunity to receive new options. Additionally, the increase was due to the Premise settlement, whereby we issued employees an aggregate of 1,063,372 unregistered shares of our common stock which resulted in a net charge of $1.1 million. The decrease in stock-based compensation for the nine months ended March 31, 2003 is primarily attributable to the restructuring plans whereby options for which deferred compensation has been recorded are forfeited for terminated employees, offset by our option exchange program and Premise settlement which occurred during the third quarter of fiscal 2003. At March 31, 2003, a balance of $1.1 million remains and will be amortized as follows:
$225,000 in the remainder of 2003, $651,000 in fiscal 2004, $149,000 in fiscal
2005 and $31,000 in fiscal 2006.

AMORTIZATION OF PURCHASED INTANGIBLE ASSETS

         Purchased intangible assets primarily include existing technology and customer agreements and are amortized on a straight-line basis over the estimated useful lives of the respective assets, ranging from one to five years. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. The amortization of purchased intangible assets decreased $178,000, or 30.7%, to $401,000, or 3.2% of net revenues, for the three months ended March 31, 2003 from $579,000, or 4.0% of net revenues, for the three months ended March 31, 2002. The amortization of purchased intangible assets decreased $531,000, or 38.3%, to $857,000, or 2.3% of net revenues, for the nine months ended March 31, 2003 from $1.4 million, or 3.0% of net revenues, for the nine months ended March 31, 2002. In addition, approximately $1.2 million and $612,000 of amortization of purchased intangible assets has been classified as cost of revenues for the three months ended March 31, 2003 and 2002, respectively and $3.3 million and $1.5 million for the nine months ended March 31, 2003 and 2002, respectively. The decrease in amortization of purchased intangible assets is primarily due to the impairment write-down of $4.4 million during the fourth quarter of fiscal 2002. At March 31, 2003, the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $12.6 million, of which $1.4 million will be amortized in the remainder of fiscal 2003, $4.5 million in fiscal 2004, $3.5 million is fiscal 2005, $2.6 million in fiscal 2006 and $669,000 in fiscal 2007.

RESTRUCTURING CHARGES

         On September 12, 2002, we announced a restructuring plan to prioritize our initiatives around the growth areas of our business, focus on profit contribution, reduce expenses, and improve operating efficiency. This restructuring plan includes a worldwide workforce reduction, consolidation of excess facilities and other charges. As of March 31, 2003, we recorded restructuring costs totaling $5.0 million or 13.4% of net revenues, which are classified as operating expenses in the condensed consolidated statements of operations. Included in this restructuring plan was approximately $3.7 million pertained to the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs, write-off of leasehold improvements and termination of a contractual obligation.

         Through March 31, 2003, the restructuring actions had resulted in the reduction of approximately 50 regular employees worldwide. We recorded actual workforce reduction charges of approximately $1.2 million related to severance and fringe benefits for the terminated employees.

         On March 14, 2003, we announced a restructuring plan to further consolidate our engineering and marketing operations. This restructuring plan includes a workforce reduction, consolidation of excess facilities and other charges at our Hillsboro, Oregon, Naperville, Illinois and German engineering facilities. We have recorded $120,000 of restructuring charges, which are classified as operating expenses in our unaudited condensed consolidated statements of operations as of March 31, 2003 related to severance and fringe benefits for terminated employees. Through March 31, 2003, the restructuring plan has resulted in the reduction of approximately 8 regular employees. We expect to incur $570,000 in connection with this restructuring of which $120,000 was incurred as of March 31, 2003. The remaining $450,000 primarily relates to lease termination costs and consolidation of excess facilities.


INTEREST INCOME (EXPENSE), NET

         Interest income (expense), net consists primarily of interest earned on cash, cash equivalents and marketable securities. Interest income (expense), net was $20,000 and $289,000 for the three months ended March 31, 2003 and 2002, respectively. Interest income (expense), net was $287,000 and $1.3 million for the nine months ended March 31, 2003 and 2002, respectively. The decrease is primarily due to lower average investment balances and interest rates. Additionally, the decrease in the average investment balance is due to increased expenditures for legal and other professional fees resulting from our financial statement restatements in fiscal 2002 and defense of our lawsuits. Also, the decrease is due to the settlement of the Milford lease obligation included in our restructuring charge, the purchase of a joint interest in intellectual property from Gordian and our acquisition of Stallion.


OTHER INCOME (EXPENSE), NET

         Other income (expense), net was $(527,000) and $(185,000) for the three months ended March 31, 2003 and 2002, respectively. Other income (expense), net was $(935,000) and $(989,000) for the nine months ended March 31, 2003 and 2002, respectively. The increase for the three months ended March 31, 2003 is primarily attributable to our share of the losses from our investment in Xanboo.

PROVISION FOR INCOME TAXES AND EFFECTIVE TAX RATE

         We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Our effective tax rate was 0% for the nine months ended March 31, 2003, and 22% for the nine months ended March 31, 2002. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax expense for the nine months ended March 31, 2003, was lower than the federal statutory rate primarily due to the increase in valuation allowance, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. Our effective tax rate associated with the income tax benefit for the nine months ended March 31, 2002, was lower than the statutory rate primarily due to foreign losses and amortization of stock-based compensation for which no benefit was provided. We are currently undergoing an Internal Revenue Service audit of our fiscal 1999, 2000 and 2001 tax returns. We believe the outcome of the audits will not have a material impact on our financial condition or results of operations however; there is a risk that underpayment penalties and interest may be assessed resulting in a reduction of our cash balance.


IMPACT OF ADOPTION OF NEW ACCOUNTING STANDARDS

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.

         In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 amends the disclosure requirements in SFAS No. 123 for stock-based compensation for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective for financial statements for fiscal years ending after December 15, 2002, SFAS No. 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123.

         In November 2002, the FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). This statement requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued. The disclosure provision of FIN No. 45 were effective for financial statements of interim and annual periods ending December 15, 2002. In the third quarter of fiscal year 2003, we adopted the provisions of this statement, which did not have an impact on our condensed consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consisting of money-market funds and commercial paper totaled $5.3 million at March 31, 2003. Marketable securities are income yielding securities which can be readily converted to cash. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county government notes and bonds and totaled $9.3 million at March 31, 2003. Long-term investments primarily consist of an equity security of a privately held company, Xanboo, and totaled $5.6 million at March 31, 2003.

         Our operating activities used cash of $17.0 million for the nine months ended March 31, 2003. We incurred a net loss of $28.4 million, which includes the following adjustments: depreciation of $1.9 million, amortization of purchased intangible assets of $4.1 million, stock-based compensation of $2.4 million, a restructuring charge of $2.7 million, equity losses from unconsolidated businesses of $1.1 million, provision for inventory reserve of $2.9 million offset by a recovery from allowance for doubtful accounts receivable of $464,000. The changes in our operating assets consist of a decrease in accounts receivable of $2.1 million, decrease in inventory of $1.3 million and a decrease in prepaid expenses and other assets of $373,000 which was reduced by a decrease in our liability to Gordian of $2.0 million, decrease in accrued Lightwave settlement of $2.0 million, decrease in other current liabilities of $1.1 million and a decrease in accounts payable of $1.7 million. The decrease in the due to Gordian account is due to payments in accordance with the agreement. The decrease in the accrued Lightwave settlement is due to the settlement payment. The decrease in prepaid expenses and other current assets is primarily due to the decrease in contract manufacturer receivables and the completion of the Stallion acquisition. The reduction in accounts receivable is primarily due to improved collections from our distributors and European customers. The decrease in inventory is primarily due to an increase in our reserve for excess and obsolete inventory, competitive pricing strategies of our on hand inventory and improved forecasting. The decrease in accounts payable is primarily due to our timing of payment obligations.

         Our investing activities used cash of $4.7 million for the nine months ended March 31, 2003 compared with a $25.2 million use of cash for the nine months ended March 31, 2002. We used $2.1 million, net of cash acquired, to acquire Stallion in August 2002. We used $9.3 million to purchase marketable securities. We received $7.0 million in proceeds from the sales of marketable securities. We also used $317,000 to purchase property and equipment.

         Cash provided by financing activities was $315,000 for the nine months ended March 31, 2003. Cash provided by financing activities was $49.6 million for the nine months ended March 31, 2002, primarily related to the net proceeds from our secondary public offering in July 2001.

         In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We are required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 was to be paid in January 2003. We are also required to pay a quarterly unused line fee of 0.125% of the unused line of credit balance. The line of credit contains customary affirmative and negative covenants. Effective June 30, 2002, we amended the existing line of credit reducing the revolving line to $12.0 million, removing the LIBOR rate option and adjusting the customary affirmative and negative covenants. To date, we have not borrowed against this line of credit. We are not in compliance with the revised financial covenants of the amended line of credit at March 31, 2003 and are in the process of negotiating a new credit facility.

         The following table summarizes our contractual payment obligations and commitments:


                   REMAINDER OF FISCAL             FISCAL YEARS
                                         ----------------------------------
                                  2003    2004      2005    2006      2007    TOTAL
                                -------  -------  -------  -------  -------  -------
Convertible note payable        $   --   $   --   $  867   $   --   $   --   $  867
Operating leases                   600    1,986    1,667      648      308    5,209
Other contractual obligations       15       51       --       --       --       66
                                -------  -------  -------  -------  -------  -------
     Total                      $  765   $2,037   $2,534   $  648   $  308   $6,142
                                =======  =======  =======  =======  =======  =======

         We believe that our existing cash, cash equivalents and marketable securities and any available borrowings under our line of credit facility will be adequate to meet our anticipated cash needs through at least the next twelve months. At March 31, 2003, we are not in compliance with the revised financial covenants of the amended line of credit. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues, research and development and infrastructure investments, and expenses related to an on-going Securities and Exchange Commission ("SEC") investigation and pending litigation, which will affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.


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

         Our quarterly net revenues, expenses and operating results have varied in the past and might vary significantly from quarter to quarter in the future. We therefore believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future net revenues. If we were to experience a reduction in net revenues in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that quarter would be harmed. If our operating results in future quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

     o changes in the mix of net revenues attributable to higher-margin and lower-margin products;

     o   customers' decisions to defer or accelerate orders;

     o   variations in the size or timing of orders for our products;

     o short-term fluctuations in the cost or availability of our critical components;

     o   changes in demand for our products generally;

     o   loss or gain of significant customers;

     o   announcements or introductions of new products by our competitors;

     o   defects and other product quality problems; and

     o   changes in demand for devices that incorporate our products.

     OUR COMMON STOCK MAY BE DELISTED, WHICH COULD SIGNIFICANTLY HARM OUR
     BUSINESS

         Our common stock is currently listed on The Nasdaq SmallCap Market under the symbol "LTRX." We currently are not in compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq SmallCap Market, however, we have until October 13, 2003, to regain compliance. In the event we failed to timely file our periodic reports, we would be subject to delisting prior to October 13, 2003.

         If our common stock were to be delisted from The Nasdaq SmallCap Market it could become subject to the Securities and Exchange Commission ("SEC") "Penny Stock" rules. "Penny stocks" generally are equity securities with a price of less than $5.00 per share that are not registered on certain national securities exchanges or quoted on the Nasdaq system. Broker-dealers dealing in our common stock would then be subject to the disclosure rules for transactions involving penny stocks, which require the broker-dealer to determine if purchasing our common stock is suitable for a particular investor. The broker-dealer must also obtain the written consent of purchasers to purchase our common stock. The broker-dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker-dealer last purchased or sold our common stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it difficult for investors to sell their shares and, hence, limit the liquidity of our common stock.

         In addition, if our common stock was delisted from The Nasdaq SmallCap Market, some or all of the following could be reduced, harming our investors:

     o   the liquidity of our common stock;

     o   the market price of our common stock;

     o the number of institutional investors that will consider investing in our common stock;

     o the number of investors in general that will consider investing in our common stock;

     o   the number of market makers in our common stock;

     o the availability of information concerning the trading prices and volume of our common stock;

     o the number of broker-dealers willing to execute trades in shares of our common stock; and

     o   our ability to obtain financing for the continuation of our operations.

         WE ARE CURRENTLY ENGAGED IN MULTIPLE SECURITIES CLASS ACTION LAWSUITS, A STATE DERIVATIVE SUIT, A LAWSUIT BY THE FORMER OWNERS OF OUR USSC SUBSIDIARY, A LAWSUIT BY OUR FORMER CFO AND COO STEVEN V. COTTON, AND A LAWSUIT BY FORMER SHAREHOLDERS OF OUR SYNERGETIC SUBSIDIARY, ANY OF WHICH, IF IT RESULTS IN AN UNFAVORABLE RESOLUTION, COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.


     CLASS ACTION LAWSUITS

         On May 15, 2002, Stephen Bachman filed a class action complaint entitled BACHMAN V. LANTRONIX, INC., ET AL., No. 02-3899, in the U.S. District Court for the Central District of California against us and certain of our current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused us to improperly recognize revenue and make false and misleading statements about our business. Plaintiffs further allege that we materially overstated our reported financial results, thereby inflating our stock price during our securities offering in July 2001, as well as facilitating the use of our stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint continues to assert that we and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that we and these officers and directors violated the Securities Act of 1933 arising out of our Initial Public Offering in August 2000. We filed a motion to dismiss the additional allegations on March 3, 2003. The Court has taken our motion under submission. We have not yet answered, discovery has not commenced, and no trial date has been established.


     DERIVATIVE LAWSUIT

         On July 26, 2002, Samuel Ivy filed a shareholder derivative complaint entitled IVY V. BERNHARD BRUSCHA, ET AL., No. 02CC00209, in the Superior Court of the State of California, County of Orange, against certain of our current and former officers and directors. On January 7, 2003, plaintiff filed an amended complaint. The amended complaint alleges causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, and improper insider stock sales. The complaint seeks unspecified damages against the individual defendants on our behalf, equitable relief, and attorneys' fees.

         We filed a demurrer/motion to dismiss to the amended complaint on February 13, 2003. The basis of the demurrer is that the plaintiff does not have standing to bring this lawsuit since plaintiff has never served a demand on our Board that the Board take certain actions on our behalf. On April 17, 2003, the Court overruled our demurrer. Discovery has not commenced and no trial date has been established.

     SECURITIES CLAIMS AND EMPLOYMENT CLAIMS BROUGHT BY THE CO-FOUNDERS OF UNITED STATES SOFTWARE CORPORATION

         On August 23, 2002, a complaint entitled DUNSTAN V. LANTRONIX, INC., ET AL., was filed in the Circuit Court of the State of Oregon, County of Multnomah, against us and certain of our current and former officers and directors by the co-founders of United States Software Corporation. The complaint alleges Oregon state law claims for securities violations, fraud, and negligence. The complaint seeks not less than $3.6 million in damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. We moved to compel arbitration in November 2002, and in a ruling dated February 9, 2003, the court ordered the matter stayed pending arbitration of all claims. A panel of arbitrators has been selected, but discovery is still in its earliest stages and no arbitration hearing has been scheduled.


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


     SECURITIES CLAIMS BROUGHT BY FORMER SHAREHOLDERS OF SYNERGETIC MICRO SYSTEMS, INC. ("SYNERGETIC")

         On October 17, 2002, Richard Goldstein and several other former shareholders of Synergetic filed a complaint entitled GOLDSTEIN, ET AL V. LANTRONIX, INC., ET AL in the Superior Court of the State of California, County of Orange. Plaintiffs filed an amended complaint on January 7, 2003. The amended complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from our acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. On May 5, 2003, we answered the complaint and generally denied the allegations in the complaint. Discovery has not yet commenced and no trial date has been established.


     SUIT FILED BY LANTRONIX AGAINST LOGICAL SOLUTIONS, INC. ("LOGICAL")

         On March 25, 2003, we filed in Connecticut state court (Judicial District of New Haven) a complaint entitled LANTRONIX, INC. AND LIGHTWAVE COMMUNICATIONS, INC. V LOGICAL SOLUTIONS, INC., DAVID B. CHEEVER, KEVIN F. KEEFE, ROSS D. CAPEN, MICHAEL L. CANESTRI, MARK CROSBY, DAWN MICHAUD, CHRISTIN CAMPBELL AND DANIEL KACZMARCZYK. This is an action for breach of non-competition and non-solicitation agreements, breach of confidentiality agreements, breach of separation agreements, unfair and deceptive trade practices, unfair competition, unjust enrichment, conversion, misappropriation of trade secrets and tortuous interference with contractual rights and business expectancies. Plaintiffs seek preliminary and permanent injunctive relief and damages. The individual defendants are all former employees of Lightwave Communications, a company that we acquired in June 2001. The court has scheduled a trial for May 21, 22 and 23, 2003 on our demand for a permanent injunction against the defendants.


         Each of these matters has required substantial time, effort and expense. We do not know whether we will be successful in any or all of these actions. If we were held liable in any of the actions in which Lantronix, its employees or directors are defendants, we could be required to pay substantial damages. If we are required to make any substantial payment as damages or to otherwise resolve the actions, our business could be severely damaged. Regardless of whether we are ultimately successful in defending any or all of these actions, we are incurring substantial professional fees, primarily legal fees, in defending these actions. Litigation, especially shareholder litigation, is often protracted, and we may be required to continue to incur substantial professional fees associated with this litigation for the foreseeable future.


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

         For example, in July 2001, Digi International, Inc., filed a complaint alleging that we directly and/or indirectly infringed upon a Digi Patent. Following extensive and costly pre-trial preparation, we settled the matter with Digi on November 2002. From time to time in the future we could encounter other disputes over rights and obligations concerning intellectual property. We cannot assume that we will prevail in intellectual property disputes regarding infringement, misappropriation or other disputes. Litigation in which we are accused of infringement or misappropriation might cause a delay in the introduction of new products, require us to develop non-infringing technology, require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all, or require us to pay substantial damages, including treble damages if we are held to have willfully infringed. In addition, we have obligations to indemnify certain of our customers under some circumstances for infringement of third-party intellectual property rights. If any claims from third-parties were to require us to indemnify customers under our agreements, the costs could be substantial, and our business could be harmed. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

         IF WE MAKE UNPROFITABLE ACQUISITIONS OR ARE UNABLE TO SUCCESSFULLY INTEGRATE OUR ACQUISITIONS, OUR BUSINESS COULD SUFFER.

         We have in the past and may continue in the future to acquire businesses, client lists, products or technologies that we believe complement or expand our existing business. In December 2000, we acquired USSC, a company that provides software solutions for use in embedded technology applications. In June 2001, we acquired Lightwave, a company that provides console management solutions. In October 2001, we acquired Synergetic, a provider of embedded network communication solutions. In January 2002, we acquired Premise Systems, Inc. ("Premise"), a developer of client-side software applications. In August 2002, we acquired Stallion, an Australian based provider of solutions that enable Internet access, remote access and serial connectivity. Acquisitions of this type involve a number of risks, including:

     o difficulties in assimilating the operations and employees of acquired companies;

     o   diversion of our management's attention from ongoing business concerns;

     o our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

     o   additional expense associated with amortization of acquired assets;

     o   maintenance of uniform standards, controls, procedures and policies;
         and

     o impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees.

         Any acquisition or investment could result in the incurrence of debt and the loss of key employees. Moreover, we often assume specified liabilities of the companies we acquire. Some of these liabilities, such as environmental and tort liabilities, are difficult or impossible to quantify. If we do not receive adequate indemnification for these liabilities, our business may be harmed. In addition, acquisitions are likely to result in a dilutive issuance of equity securities. For example, we issued common stock and assumed options to acquire our common stock in connection with our acquisitions of USSC, Lightwave, Synergetic and Premise. We cannot assure you that any acquisitions or acquired businesses, client lists, products or technologies associated therewith will generate sufficient net revenues to offset the associated costs of the acquisitions or will not result in other adverse effects. Moreover, from time to time we may enter into negotiations for the acquisition of businesses, client lists, products or technologies, but be unable or unwilling to consummate the acquisition under consideration. This could cause significant diversion of managerial attention and out of pocket expenses to us. We could also be exposed to litigation as a result of an unconsummated acquisition, including claims that we failed to negotiate in good faith, misappropriated confidential information or other claims.

         In addition, from time to time we may invest in businesses that we believe present attractive investment opportunities, or provide other synergetic benefits. In September and October 2001, we paid an aggregate of $3.0 million to Xanboo for convertible promissory notes, which have converted, in accordance with their terms, into Xanboo preferred stock. In addition, we purchased an additional $4.0 million of preferred stock in Xanboo. As of March 31, 2003, we hold a 15.8% ownership interest with a net book value of $5.6 million, in Xanboo. This investment is speculative in nature, and there is risk that we could lose part or all of our investment.

         FOUR OF THE FORMER STOCKHOLDERS OF LIGHTWAVE COMMUNICATIONS ARE OPERATING A BUSINESS THAT COMPETES WITH US. IF WE ARE UNSUCCESSFUL IN OUR PENDING LITIGATION AGAINST THIS COMPANY, AND THESE FORMER LIGHTWAVE STOCKHOLDERS, OUR MULTIPORT AND OTHER CERTAIN OTHER PRODUCT LINES AND LANTRONIX GENERALLY MAY BE HARMED.

         In June 2001, we acquired Lightwave Communications. Since that time, four of the founding stockholders and executive officers of Lightwave, as well as several other former employees of Lightwave, have begun operating a business that completes with us. Because these individuals held senior positions at Lightwave, and were exposed to confidential information about Lightwave, as well as Lantronix, if we are not successful in our litigation against them, we may suffer substantial harm.

         We filed this suit to protect the value of the assets we bought in the Lightwave acquisition. If the court refuses to enforce the above agreements, Logical Solutions will be able to compete against us in our markets for console servers and video display extenders. This would substantially reduce margins for these products, it could result in impairment of our intangible assets if the future projections for these products diminish, and it could open the door to other competitors or employees to compete against us.


         STOCK-BASED COMPENSATION WILL NEGATIVELY AFFECT OUR OPERATING RESULTS.

         We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We recorded deferred compensation of $73,000 for the nine months ended March 31, 2003. Additionally, we recorded deferred compensation forfeitures of $2.2 million for the nine months ended March 31, 2003. At March 31, 2003, a balance of $1.1 million remains and will be amortized as follows: $225,000 in the remainder of fiscal 2003, $651,000 in fiscal 2004, $149,000 in fiscal 2005 and $31,000 in fiscal 2006.

         The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares. The amount of stock-based compensation amortization in future periods could decrease if options for which accrued, but unvested deferred compensation has been recorded are forfeited. Additionally, as a result of our completing an offer whereby employees holding options to purchase our common stock were given the opportunity to cancel certain of their existing options in exchange for the opportunity to receive new options, we recognized approximately $239,000 of accelerated stock-based compensation for the three and nine months ended March 31, 2003. As a result, this will reduce the amount of stock-based compensation in future periods.


         WE HAVE EXCESS INVENTORIES AND THERE IS A RISK WE MAY BE UNABLE TO DISPOSE OF THEM.
         Our products and therefore our inventories are subject to technological risk at any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid their becoming obsolete. As of March 31, 2003, our inventories including raw materials, finished goods and inventory at distributors were valued at $15.5 million and we had reserved $9.0 million against these inventories. As of June 30, 2002, our inventories, including raw materials, finished goods and inventory at distributors were valued at $16.5 million and we had reserved $5.8 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, our operating results could be substantially harmed.


         WE PRIMARILY DEPEND ON FOUR THIRD-PARTY MANUFACTURERS TO MANUFACTURE SUBSTANTIALLY ALL OF OUR PRODUCTS, WHICH REDUCES OUR CONTROL OVER THE MANUFACTURING PROCESS. IF THESE MANUFACTURERS ARE UNABLE OR UNWILLING TO MANUFACTURE OUR PRODUCTS AT THE QUALITY, QUANTITY AND PRICE WE REQUEST, OUR BUSINESS COULD BE HARMED AND OUR STOCK PRICE COULD DECLINE.

         We outsource substantially all of our manufacturing to four third-party manufacturers, APW, Inc., Irvine Electronics, Technical Manufacturing Corp. and Uniprecision. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

     o reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

     o   lack of guaranteed production capacity or product supply; and

     o reliance on third-party manufacturers to maintain competitive manufacturing technologies.

         Our agreements with these manufacturers provide for services on a purchase-order basis. If our manufacturers were to become unable or unwilling to continue to manufacture our products in required volumes, at acceptable quality, quantity, yields and costs, or in a timely manner, our business would be seriously harmed. We have and may continue to experience unforeseen problems as we attempt to transition a significant portion of our manufacturing requirements to our contract manufacturers.. We do not have a significant operating history with these entities and if these entities are unable to provide us with satisfactory service, or we are unable to successfully complete the transition, our operations could be interrupted. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. Moreover, as we continue to move to third-party manufacturers, or shift products among third-party manufacturers, we may incur substantial expenses, risk material delays, or encounter other unexpected issues. For example, in the third quarter of this year we encountered product shortages related to the transition to third-party manufacturers. These product shortages contributed to our net revenues falling below our publicly announced estimates.

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


         WE HAVE ELECTED TO USE A CONTRACT MANUFACTURER IN CHINA, WHICH INVOLVES SIGNIFICANT RISKS.

         One of our contract manufacturers is based in China. The outbreak of severe acute respiratory syndrome, or SARS, which is particularly severe in China, may have a negative impact on our ability to conduct business in China. In addition, there are other significant risks of doing business in China, including:

     o Delivery times are extended due to the distances involved, requiring more lead-time in ordering and increasing the risk of excess inventories.

     o We could incur ocean freight delays because of labor problems, weather delays or expediting and customs problems. China does not afford the same level of protection to intellectual property as domestic or many other foreign

     o countries. If our products were reverse-engineered or our intellectual property were otherwise pirated-reproduced and duplicated without our knowledge or approval, our revenues would be reduced.

     o China and U.S foreign relations have, historically, been subject to change. Political considerations and actions could interrupt our expected supply of products from China.


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


         OUR EXECUTIVE OFFICERS AND TECHNICAL PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND WITHOUT THEM WE MIGHT NOT BE ABLE TO EXECUTE OUR BUSINESS STRATEGY.

         Our financial performance depends substantially on the performance of our executive officers and key employees. We are dependent in particular on Marc Nussbaum, who serves as our President and Chief Executive Officer, and James Kerrigan, who serves as our Chief Financial Officer. We have no employment contracts with those executives who are at-will employees. We are also dependent upon our technical personnel, due to the specialized technical nature of our business. If we lose the services of Mr. Nussbaum, Mr. Kerrigan or any of our key personnel and are not able to find replacements in a timely manner, our business could be disrupted, other key personnel might decide to leave, and we might incur increased operating expenses associated with finding and compensating replacements.


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


         OUR ENTRY INTO, AND INVESTMENT IN, THE HOME NETWORK MARKET HAS RISKS INHERENT IN RELYING ON ANY EMERGING MARKET FOR FUTURE GROWTH.

         The success of our Premise SYS software and our investment in Xanboo are dependent on the development of a market for home networking and automation. It is possible this market may develop slowly, or not at all, or that others could enter this market with superior product offerings that would impair our own success. We could lose some or all of our investment, or be unsuccessful in achieving significant revenues and therefore profitability, in these initiatives. If this were to occur, our operating results would be harmed, and our stock price could decline.


         IF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE NOT SUCCESSFUL OUR NET REVENUES COULD DECLINE AND BUSINESS COULD BE HARMED.

         For the nine months ended March 31, 2003, we incurred $8.1 million in research and development expenses, which comprised 21.4% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development.


         IF A MAJOR CUSTOMER CANCELS, REDUCES, OR DELAYS PURCHASES, OUR NET REVENUES MIGHT DECLINE AND OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         Our top five customers are distributors and accounted for 33.0% of our net revenues for the nine months ended March 31, 2003. One customer accounted for approximately 10.8% and 12.5% of our net revenues for the nine months ended March 31, 2003 and 2002, respectively. Accounts receivable attributable to this domestic customer accounted for approximately 11.0% and 13.4% of total accounts receivable at March 31, 2003 and June 30, 2002, respectively. The number and timing of sales to our distributors have been difficult for us to predict. The loss or deferral of one or more significant sales in a quarter could harm our operating results. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace and the growth of our business could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our device server technology. Our sales are usually completed on a purchase order basis and we have no long-term purchase commitments from our customers.

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


         OUR INTELLECTUAL PROPERTY PROTECTION MIGHT BE LIMITED.

         We have not historically relied on patents to protect our proprietary rights, although we have recently begun to build a patent portfolio. We rely primarily on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions that we have taken:

     o laws and contractual restrictions might not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

     o other companies might claim common law trademark rights based upon use that precedes the registration of our marks;

     o policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use;

     o current federal laws that prohibit software copying provide only limited protection from software pirates; and

     o the companies we acquire may not have taken similar precautions to protect their proprietary rights.

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


         UNDETECTED PRODUCT ERRORS OR DEFECTS COULD RESULT IN LOSS OF NET REVENUES, DELAYED MARKET ACCEPTANCE AND CLAIMS AGAINST US.

         We currently offer warranties ranging from ninety days to five years on each of our products. Our products could contain undetected errors or defects. If there is a product failure, we might have to replace all affected products without being able to book revenue for replacement units, or we may have to refund the purchase price for the units. Because of our recent introduction of the Xport product, we do not have a long history with which to assess the risks of unexpected product failures or defects for this product line. In addition, as we transition our production of VDE, matrix hubs and some console servers to our contract manufacturers, we have found some of the documentation to be incomplete. Regardless of the amount of testing we undertake, some errors might be discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of net revenues and claims against us. Significant product warranty claims against us could harm our business, reputation and financial results and cause the price of our stock to decline.


         BECAUSE WE ARE DEPENDENT ON INTERNATIONAL SALES FOR A SUBSTANTIAL AMOUNT OF OUR NET REVENUES, WE FACE THE RISKS OF INTERNATIONAL BUSINESS AND ASSOCIATED CURRENCY FLUCTUATIONS, WHICH MIGHT ADVERSELY AFFECT OUR OPERATING RESULTS.

         Net revenues from international sales represented 23.0% and 15.9% of net revenues for the nine months ended March 31, 2003 and 2002, respectively. Net revenues from Europe represented 20.6% and 13.1% of our net revenues for the nine months ended March 31, 2003 and 2002, respectively.

         We expect that international revenues will continue to represent a significant portion of our net revenues in the foreseeable future. Doing business internationally involves greater expense and many additional risks. For example, because the products we sell abroad and the products and services we buy abroad are priced in foreign currencies, we are affected by fluctuating exchange rates. In the past, we have from time to time lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we face other risks of doing business internationally, including:

     o unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

     o   reduced protection for intellectual property rights in some countries;

     o   differing labor regulations;

     o   compliance with a wide variety of complex regulatory requirements;

     o   changes in a country's or region's political or economic conditions;

     o   greater difficulty in staffing and managing foreign operations; and

     o   increased financial accounting and reporting burdens and complexities.

         The recent outbreak of SARS that is currently having significant impact in China, Hong Kong, and Singapore may have a negative impact on our operations. Our operations may be impacted by a number of SARS-related factors, including, but not limited to, disruptions at our third-party manufacturer that is located in China, reduced sales in our international retail channels and increased supply chain costs. If the number of cases continues to rise or spread to other areas, our international sales and operations could be harmed.

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


INTEREST RATE RISK

         Our exposure to interest rate risk is limited to the exposure related to our cash, cash equivalents and marketable securities and our credit facilities, which is tied to market interest rates. As of March 31, 2003, we had cash and cash equivalents of $5.3 million, which consisted of cash and short-term investments with original maturities of ninety days or less, both domestically and internationally. As of March 31, 2003 we had marketable securities of $9.3 million consisting of obligations of U.S. Government agencies, state, municipal and county government notes and bonds. We believe our marketable securities will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.


FOREIGN CURRENCY RISK

         We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.


INVESTMENT RISK

         As of March 31, 2003, we have a net investment of $5.6 million in Xanboo, a privately held company which can still be considered in the start-up or development stages. This investment is inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. There is a risk that we could lose part or all of our investment.


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

         (b) Changes in internal controls.

         Prior to the Evaluation Date, we had identified material weaknesses in our disclosure controls and procedures and have taken corrective actions. In certain cases, we have identified disclosure controls and procedural improvements that have been implemented, and will continue to be implemented after the Evaluation Date. For example, we have revised our process controls that will facilitate timely Securities and Exchange Commission filings, and have implemented additional training. We continue to study, plan, and implement process changes in anticipation of new requirements related to Sarbanes-Oxley legislation and SEC and Nasdaq rules.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     SEC INVESTIGATION

         The Securities and Exchange Commission ("SEC") is conducting a formal investigation of the events leading up to our restatement of our financial statements on June 25, 2002.


     CLASS ACTION LAWSUITS

         On May 15, 2002, Stephen Bachman filed a class action complaint entitled BACHMAN V. LANTRONIX, INC., ET AL., No. 02-3899, in the U.S. District Court for the Central District of California against us and certain of our current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused us to improperly recognize revenue and make false and misleading statements about our business. Plaintiffs further allege that we materially overstated our reported financial results, thereby inflating our stock price during our securities offering in July 2001, as well as facilitating the use of our common stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint continues to assert that we and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that we and these officers and directors violated the Securities Act of 1933 arising out of our Initial Public Offering in August 2000. We filed a motion to dismiss the additional allegations on March 3, 2003. The Court has taken our motion under submission. We have not yet answered, discovery has not commenced, and no trial date has been established.


     DERIVATIVE LAWSUIT

         On July 26, 2002, Samuel Ivy filed a shareholder derivative complaint entitled IVY V. BERNHARD BRUSCHA, ET AL., No. 02CC00209, in the Superior Court of the State of California, County of Orange, against certain of our current and former officers and directors. On January 7, 2003, plaintiff filed an amended complaint. The amended complaint alleges causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, and improper insider stock sales. The complaint seeks unspecified damages against the individual defendants on our behalf, equitable relief, and attorneys' fees.

         We filed a demurrer/motion to dismiss to the amended complaint on February 13, 2003. The basis of the demurrer is that the plaintiff does not have standing to bring this lawsuit since plaintiff has never served a demand on our Board that the Board take certain actions on behalf of the corporation. On April 17, 2003, the Court overruled our demurrer. Discovery has not yet commenced and no trial date has been established.


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


     SECURITES CLAIMS BROUGHT BY FORMER SHAREHOLDERS OF SYNERGETIC MICRO SYSTEMS, INC. ("SYNERGETIC")

         On October 17, 2002, Richard Goldstein and several other former shareholders of Synergetic filed a complaint entitled GOLDSTEIN, ET AL V. LANTRONIX, INC., ET AL in the Superior Court of the State of California, County of Orange. Plaintiffs filed an amended complaint on January 7, 2003. The amended complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from our acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. On May 5, 2003, we answered the complaint and generally denied the allegations in the complaint. Discovery has not yet commenced and no trial date has been established.

     SUIT FILED BY LANTRONIX AGAINST LOGICAL SOLUTIONS, INC. ("LOGICAL")

         On March 25, 2003, we filed in Connecticut state court (Judicial District of New Haven) a complaint entitled LANTRONIX, INC. AND LIGHTWAVE COMMUNICATIONS, INC. V LOGICAL SOLUTIONS, INC., DAVID B. CHEEVER, KEVIN F. KEEFE, ROSS D. CAPEN, MICHAEL L. CANESTRI, MARK CROSBY, DAWN MICHAUD, CHRISTIN CAMPBELL AND DANIEL KACZMARCZYK. This is an action for breach of non-competition and non-solicitation agreements, breach of confidentiality agreements, breach of separation agreements, unfair and deceptive trade practices, unfair competition, unjust enrichment, conversion, misappropriation of trade secrets and tortuous interference with contractual rights and business expectancies. Plaintiffs seek preliminary and permanent injunctive relief and damages. The individual defendants are all former employees of Lightwave Communications, a company that we acquired in June 2001. The court has scheduled a trial for May 21, 22 and 23, 2003 on our demand for a permanent injunction against the defendants.


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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

         In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by our external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee did not engage the outside auditors in any non-audit related services for the nine months ended March 31, 2003.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION OF DOCUMENT
------        -----------------------


99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2
              Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) REPORTS ON FORM 8-K

         Form 8-K, filed on February 24, 2003, submitting a press release dated February 24, 2003 which announced that the Company's Board of Directors appointed Marc Nussbaum as the President and Chief Executive Officer of Lantronix, Inc. and James Kerrigan as the Chief Financial Officer of Lantronix, Inc. Each had served in an interim capacity in his respective office since May 2002.

         Form 8-K filed on April 21, 2003, submitting a press release dated April 18, 2003 which announced that the Company reduced its guidance on net revenues for the fiscal third quarter ended March 31, 2003 and increased its cash usage during the same quarter.

         Form 8-K, filed on January 31, 2003, which includes the Compromise Settlement and Mutual Release Agreement dated January 20, 2003 with the former shareholders of Premise Systems, Inc.

SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, as amended, Lantronix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 13th day of May, 2003.

                                     LANTRONIX, INC.

                                     By:      /s/ James Kerrigan
                                              ----------------------------------
                                              JAMES KERRIGAN
                                              CHIEF FINANCIAL OFFICER