Form 10-K
period 2003-06-30
LANTRONIX INC
filed 2003-09-29
CIK 1114925

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK  ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

      TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------             -----------------------------------------
 COMMON STOCK, $0.0001 PAR VALUE              THE NASDAQ SMALLCAP MARKET

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.    Yes  [X]   No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.    Yes  [ ]   No  [X]

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act).    Yes  [ ]   No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year (June 30, 2003), was $18,260,000. Shares of common stock held by each executive officer, director and each person who beneficially owns 5% or more of the outstanding common stock have been excluded because such persons may, under certain circumstances, be deemed to be affiliates. The determination of affiliate or executive officer status is not necessarily conclusive for other purposes.

As of August 31, 2003, there were 55,657,903 shares of the Registrant's common stock outstanding.

===============================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Lantronix, Inc. Annual Meeting of Stockholders scheduled to be held on November 20, 2003 are incorporated by reference into Part II and Part III of this Form 10-K.

     Certain exhibits filed in connection with the Lantronix, Inc. Registration Statement on Form S-1, originally filed May 19, 2000, and Registration Statement on Form S-1, originally filed June 13, 2001, are incorporated by reference into
Part  IV  of  this  Form  10-K.

                                 LANTRONIX, INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


                                                                                                                   PAGE
                                                                                                                   ----
    PART I

ITEM 1.                     Business                                                                                4

ITEM 2.                     Properties                                                                             11

ITEM 3.                     Legal Proceedings                                                                      11

ITEM 4.                     Submission of Matters to a Vote of Security Holders                                    13

    PART II

ITEM 5.                     Market for Registrant's Common Equity and Related Stockholder Matters                  14

ITEM 6.                     Selected Consolidated Financial Data                                                   15

ITEM 7.                     Management's Discussion and Analysis of Financial Condition and Results of Operations  16

ITEM 7A.                    Quantitative and Qualitative Disclosures About Market Risk                             40

ITEM 8.                     Financial Statements and Supplementary Data                                            40

ITEM 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   40
ITEM 9A                     Controls and Procedures

    PART III

ITEM 10.                    Directors and Executive Officers of the Registrant                                     41

ITEM 11.                    Executive Compensation                                                                 41

ITEM 12.                    Security Ownership of Certain Beneficial Owners and Management                         41

ITEM 13.                    Certain Relationships and Related Transactions                                         41

ITEM 15.                    Principal Accountant Fees and Services                                                 41

    PART IV

ITEM 16.                    Exhibits, Financial Statements, Schedules and Reports on Form 8-K                      42

    Officer Certifications                                                                                       II-3

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

OVERVIEW

     Lantronix, Inc. ("Lantronix" or "we" or "us") designs, develops and markets devices and software solutions that make it possible to access, manage, control and configure almost any electronic product over the Internet or other networks. We are a leader in providing innovative networking solutions. We were initially formed as "Lantronix," a California corporation, in June 1989. We reincorporated as "Lantronix, Inc.," a Delaware corporation in May 2000.

     We have a history of providing devices that enable information technology ("IT") equipment to network using standard protocols for connectivity, including fiber optic, Ethernet and wireless. Our first device was a terminal server that allowed "dumb" terminals to connect to a network. Building on the success of our terminal servers, we introduced a complete line of print servers in 1991 that enabled users to inexpensively share printers over a network. Over the years, we have continually refined our core technology and have developed additional innovative networking solutions that expand upon the business of providing our customers network connectivity. With the expansion of networking and the Internet, our technology focus is increasingly broader, so that our device solutions provide a product manufacturer with the ability to network their products within the industrial, service and consumer markets.

     We provide three broad categories of products: "device networking solutions," that enable almost any electronic product to be connected to a network; IT management solutions," that enable multiple pieces of hardware, usually IT-related network hardware such as servers, routers, switches, and similar pieces of equipment to be managed over a network; and software that is either embedded in the hardware devices that are mentioned above, or stand-alone application software.

     Today, our solutions include fully integrated hardware and software devices, as well as software tools to develop related customer applications. Because we deal with network connectivity, we provide hardware solutions to extremely broad market segments, including industrial, medical, commercial, financial, governmental, retail, building and home automation, and many more. Our technology is used with products such as networking routers, medical instruments, manufacturing equipment, bar code scanners, building HVAC systems, elevators, process control equipment, vending machines, thermostats, security cameras, temperature sensors, card readers, point of sale terminals, time clocks, and virtually any product that has some form of standard data control capability. Our current offerings include a wide range of hardware devices of varying size, packaging and, where appropriate, software solutions that allow our customers to network-enable virtually any electronic product.

     We sell our devices through a global network of distributors, systems integrators, value-added resellers (VARs), manufacturers' representatives and original equipment manufacturers (OEMs). In addition, we sell directly to selected accounts.

     Our common stock is currently traded on The Nasdaq SmallCap Market under the symbol LTRX.

     Our worldwide headquarters are located in Irvine, California and we have offices throughout the U.S. and worldwide, including Redmond, Washington; Milford, Connecticut; Switzerland; Germany; France; Hong Kong and Japan. We also have employees working from home offices in other areas of the world including the UK and Netherlands. During fiscal 2003, we closed or administratively dissolved the following subsidiaries, integrating their operations into our operations: Premise Systems, Inc., ("Premise"), Synergetic Micro systems, Inc., ("Synergetic") and United States Software Corporation ("USSC"). Operations from our Switzerland facility will cease in October 2003, and thereafter, operations will be managed from our Irvine, California facility.

OUR  STRATEGY

     Our business strategy is based on our proven capability to develop fully integrated networking solutions that increase the value of our customers' products by making it easy to take advantage of features that can be made available when these products are network-enabled. This strategy is accomplished by providing our customers with hardware and software that connects products and systems to a network, and intelligently manages and controls them. Through our 14 years of networking expertise, knowledge of industry trends, and our capability to develop solutions based on open industry standards, we have been able to anticipate our customers' networking technology requirements and offer solutions that enable them to achieve their connectivity objectives. By providing a complete solution of hardware and integrated software, we have been able to provide "turnkey" solutions, eliminating the need for our customers to build expensive design and manufacturing expertise in-house. This results in savings to the customer both in terms of financial investment, and in time.

     Our fully integrated hardware, software, and application development tools have enabled us to become a technology and industry leader. While our solutions could address practically any application, we have focused on the following key areas:

- Device Networking Solutions - We offer an array of embedded and external device networking solutions that enable manufacturers of electronic and electro-mechanical products to add network connectivity, manageability, and control to their products. Our customers' products originate from a wide variety of applications, such as blood analyzers that relay critical patient information directly to a hospital's information system, to simple devices such as timeclocks or audio/visual equipment, to improve how these products are managed and controlled.

- IT Management Solutions - We offer off-the-shelf equipment that enables IT professionals to remotely manage network infrastructure equipment and large groups of servers. Our terminal and console management systems solutions provide a comprehensive solution for the command and control of today's network infrastructure.

- Residential/Building Automation - Our home and building management solutions link security, lighting, air conditioning and other systems together by providing the necessary tools to more efficiently manage an entire home or building. Our solutions include an entire software platform that is the basis for much more extensive command and control systems. This software is currently being adapted specifically to the PC market, to provide management of music and other media within the home environment.

- Visualization Solutions - We offer solutions that provide switching and extension of high performance video, audio, keyboard and mouse over long distances within a building or campus environment. The customers for these devices are typically companies needing to isolate users from the core computing center for security reasons, or have other needs requiring high speed video sources to be shared among many users. Our visualization solutions can be found in government agencies and at customers involved with large scale simulation and display applications.

RECENT  ACQUISITIONS  AND  INVESTMENTS

     We have completed a number of acquisitions and investments since our initial public offering in August 2000, the purpose of which is to expand our product offerings, increase our technology base and provide a foundation for future growth. In December 2000, we completed the acquisition of USSC, a developer of software operating systems, protocol stacks and an application development environment for embedded technology.

     In June 2001, we completed the acquisition of Lightwave Communications, Inc., ("Lightwave"), a developer of console management products, visualization (video extension and matrix switches), and keyboard, video and mouse ("KVM") switches.

     In October 2001, we completed the acquisition of Synergetic, a provider of embedded network communication solutions that complement our device server products.

     In January 2002, we completed the acquisition of Premise, a developer of client-side software applications that complement our device networking products by providing management and control capabilities for devices that have been network and Internet enabled.

     In January 2002, we acquired a minority interest in Xanboo Inc. ("Xanboo") through a cash investment. Xanboo, a privately-held company, develops technology that allows users to control, command and view their home or business remotely over the Internet.

     In August 2002, we completed the acquisition of Stallion Technologies PTY, LTD ("Stallion"), an Australian company that provides terminal servers and multiport board-level products. Stallion products are complementary to our existing product line.

     With the exception of Xanboo, which is a minority investment, these acquisitions have been integrated into our general product offerings and operations.

PRODUCTS

     DEVICE  NETWORKING  SOLUTIONS

     We provide manufacturers, integrators, and users with complete device networking solutions that include the technology required for products to be connected, managed and controlled over networks using standard protocols for connectivity, including fiber optic, Ethernet and wireless. As common, everyday products such as lighting, security and audio/visual systems leverage the power of network connectivity, manufacturers and users are realizing the benefits of networking. Our device networking solutions dramatically shorten a manufacturer's development time to implement network connectivity, significantly speed time-to-market with competitive advantages of new features, and greatly reduce engineering and marketing risks. Our hardware solutions include integrated circuits (ICs), embedded modules (completed boards or intelligent connectors with electronic components and the necessary connectors and software that is mounted within a customer's product), and external hardware modules (with single, multi- or wireless ports), as well as the related real-time operating system and application software that is required to make the devices effective. We also offer application- and industry-specific solutions such as industrial device servers, network time servers and print servers.

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

     In February 2003, we announced the release of our XPort device server, which represents a significant improvement in technology, and a reduction in physical size and price for this type of functionality. The thumb-sized XPort is a self-contained network communications server and miniaturized web site enclosed within a rugged RJ-45 connector package, which can be embedded in virtually any electronic product. Products incorporating XPort have their own address on the World Wide Web and can be accessed from any web browser, including a wireless PC or Internet-enabled cell phone, from anywhere in the world. The XPort can serve up Internet-standard web pages, initiate e-mails for notifications or alerts, and run other applications as defined by the product manufacturer. XPort eliminates the complexity for a product manufacturer to create network connectivity, because the XPort device includes a complete, integrated solution with a 10Base-T / 100Base-TX Ethernet connection, a reliable and proven operating system, an embedded web server, flexible firmware, a full TCP/IP protocol stack, and optional 256-bit standards-based (AES) encryption. We believe the relatively low price of the XPort, as well as the speed and ease with which a manufacturer can design the device into their products, will make a customer's products more attractive, by providing network connectivity.

     IT  MANAGEMENT  SOLUTIONS

     Our IT management solutions provide IT professionals with the tools they need to remotely manage computer network hardware and software systems. Our terminal servers provide simple and cost-effective network connectivity.

     IT professionals use our multiport device solutions (including our terminal and console servers) to monitor and run their systems to assure the performance and availability of critical business information systems, network infrastructure, and telecommunications equipment. The equipment they manage includes routers, switches, servers, phone switches and public branch exchanges
(PBXs) that are often located in remote or inaccessible locations.

     Our console servers provide system administrators and network managers a way to connect with their remote equipment through a universal interface called a console port, helping them work more efficiently without having to leave their desk or office. With remote access, system downtime, and its impact on business, is minimized. Our console servers provide IT professionals with peace-of-mind through extensive security features and provisions for dial-in access via modem ("out of band" connectivity) in case the network is not available. These solutions are provided in various configurations, and can manage up to 48 devices from one console server.

     PRINT SERVERS AND OTHER LEGACY PRODUCTS

     We began our business by providing external print servers that connect various printers to a network for shared printing tasks. Over the years, we have updated and continue to provide print servers that work with a myriad of operating systems and network configurations. The requirement for external print servers is decreasing, as manufacturers have incorporated the networking hardware and software as part of many printers.

     We also design and manufacture visualization products including video display extenders ("VDE") and FiberLynx (video display extenders), KVM switches, KVM extension systems and matrix hubs. These products provide a valuable solution for extending and sharing audio, video, keyboard and mouse signals among many users and over large distances without loss of resolution. KVM products enable a single keyboard, monitor and mouse to be switched between multiple computers, providing immediate access and control from a single location.

     SOFTWARE APPLICATION SOLUTIONS

     We produce software application solutions targeted at the residential and building automation markets. These markets are emerging and fragmented, with numerous providers and a wide range of products and services. Our current product offering, Premise SYS software, is a PC-based system that controls items such as audio, video, home theater systems, lighting, motorized drapes, heating and air conditioning units, closed circuit cameras, security systems, and other home electronic equipment. Premise SYS can be used to manage and play digital media. Although this is an emerging market and we have not realized significant revenues for this software through June 30, 2003, our solution has received significant recognition in its marketplace. Currently, our software is being adapted for use in PCs being offered by various manufacturers.

     The  following  are  approximate   revenues  for  these   categories,   the
definitions of which have been modified slightly as of June 30, 2003, and previous years' data has been modified to conform to the new definitions:


                                                                            NET REVENUES FOR THE YEARS ENDED JUNE 30,
                                                                               --------------------------------
PRODUCT FAMILY                                 PRIMARY PRODUCT FUNCTION          2003      2002      2001
----------------------------------------  ----------------------------------     -----     ------    -----
                                          Enable almost any electronic
Device networking solutions. . . . . . .  product to become network
(including software) . . . . . . . . . .  enabled.                               $26.8     $30.0     $34.3

                                          Allow the user to control equipment
                                          by way of the Internet using a wide
IT management solutions. . . . . . . . .  range of network protocols. This
(including software) . . . . . . . . . .  category includes console servers.     $13.2     $16.5     $14.0

                                          Allow the user to share network
                                          printers. This category also includes
                                          visualization and KVM products, as
                                          well as software and Miscellaneous
Print  server  and  others . . . . . . .  older products.                        $ 9.5     $11.1     $ 4.7


     Financial Accounting Standards Board ("FASB") Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for disclosures about operating segments in annual consolidated financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in one segment, networking and Internet connectivity.

CUSTOMERS

Distributors

     Our principal customers are our distributors, who are the source of our highest percentage of net revenues. Distributors resell our products to a wide variety of customers including consumers, corporate customers, VARs, etc. We sell to a group of eight major distributors, who operate, in some cases, from multiple warehouses. Our major distributors in the U.S. include: Ingram Micro, Tech Data, KMJ Communications and Arrow Electronics, Inc. In Europe, we distribute directly from a public warehouse located in Belgium which services, in part, the following major distributors: transtec AG (a related party due to common ownership by our largest shareholder), Atlantik Systems GmbH, Astradis Elecktronik GmbH and Lightwave Communications GmbH (not affiliated with Lantronix).

OEM  Manufacturers

     We have established a broad range of OEM electro-mechanical manufacturing customers in various industries such as industrial automation, medical, security, building automation, consumer and audio/visual. Our OEM customers typically lack the expertise or resources to develop hardware and software required to introduce network solutions to their end users in a timely manner. To shorten the development cycle to add network connectivity to a product, OEMs can use our external devices to network-enable their installed base of products, while board-level solutions, chips and embedded software are typically used in new product designs. Our capabilities and hardware and software solutions enable OEMs to focus on their core competencies, resulting in reduced research and development costs, fewer integration problems, and faster time to market.

     Our new product Xport, is particularly useful and adaptable by OEM customers to enable network connectivity to a wide variety of electro-mechanical products. In addition to the features it provides, the advantage is low cost, and the fact that the device can be adapted for use in a wide range of products without the necessity for lengthy engineering processes by the OEM, or the time delays that activity might introduce.

End User Businesses

     We have established a broad range of end user customers in various businesses such as airports, retail, universities/education, manufacturing, healthcare/hospitals and financial/banking. End user businesses require solutions that are simple to install, setup, and operate, and can provide immediate results. Generally, these customers have requirements to connect a diverse range of products and equipment, without modifying existing software and systems.

     Our external device solutions enable end users to quickly, securely and easily connect their devices and equipment to networks, extending the life of existing investments. In support of these customers, we provide a number of programs including telephone-based sales and technical support as well as a wide array of Internet-based resources. We maintain a field sales force and network of VARs and system integrators throughout the world to call on IT departments and decision-makers within the end user accounts. In many cases, the customer simply has to call in to obtain assistance in identifying which networking device would be most appropriate for its need. After buying the devices from us or one of our distributors, a customer often only has to plug a cable from the device to be managed to our external device, and then plug our device into their network.

Consumer Market

     We have made a preliminary entry into the consumer networking market. The networking of consumer products and services will impact the value of broadband and entertainment services delivered to the home, as well as create demand for newly emerging classes of computer, networking, and consumer electronics products.

     We believe the consumer networking market will develop very differently from the enterprise local area network market. We believe the home network will evolve steadily to encompass entertainment, communications, security, convenience and control applications. We expect the key applications driving consumer networking adoption will include PCs, integrated controllers, gateways, distribution of digital music and video, IP-based telephony, security and the automation of home appliances. In support of these customer and home integrator needs, we offer embedded devices and our Premise SYS software.

SALES AND MARKETING

     We maintain both an inside and a field sales force. We are also represented by manufacturers' representatives and VARs throughout the world who call on engineering design and product management teams. We develop marketing programs, products, tools and services specifically geared to meet the needs of our targeted customers. Our sales and marketing force consisted of 83 employees as of June 30, 2003 and 89 employees as of June 30, 2002.

     We believe that our direct distribution and multi-channel approach provides several advantages. We can engage the customers and end users through their channel of choice, making our solution available from a variety of sources.

     Our device networking solutions are principally sold direct to manufacturers by our worldwide OEM sales force and through our group of manufacturers' representatives. We have expanded our use of manufacturers' representatives and VARs in the past year, leveraging their established relationships to bring our device networking solutions to a greater number of customers within the OEM market.

     We market and sell our IT management solutions, application software and select external device networking solutions through information technology resellers, industry-specific system integrators, VARs and directly to end user organizations. Resellers and integrators will often obtain our products through distributors such as Ingram Micro, Tech Data and Atlantik Systems GmbH. These distributors supply our products to a broad range of VARs, system integrators, direct marketers, government resellers and e-commerce resellers. In turn, these distributor customers market, sell, install, and in most cases, support our solution to the end users. We are continuing to expand our use of cost-effective, indirect channels for basic offerings and will focus our direct end user sales force for our more advanced technologies and solution selling.

     Net revenues generated from sales in the Americas, Europe and other geographic areas including Asia and Japan for the year ended June 30, 2003 were $37.5 million, $10.4 million and $1.6 million, respectively, compared to $47.7 million, $8.2 million and $1.7 million for year ended June 30, 2002, respectively.

MANUFACTURING

     Our manufacturing strategy is to produce reliable, high quality products at competitive prices and to achieve on-time delivery to our customers. To achieve this strategy, we generally contract with others for the manufacturing of our products. This practice enables us to concentrate our resources on design, engineering and marketing where we believe we have greater competitive advantages.

     We have agreements with multiple contract manufacturers. Our contract manufacturers are located in and around Irvine, California; Sacramento, California; Durham, Connecticut; and Dongguan, China. Under these agreements, the manufacturers source and supply most raw materials, components and integrated circuits in accordance with our pre-determined specifications and forecasts, and perform final assembly, functional testing and quality control. We believe that this arrangement decreases our working capital requirements and provides better raw material and component pricing, enhancing our gross and operating margins. Please see "Risk Factors" for a discussion of the risks associated with contract manufacturing.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on the development of technology and products that will enhance our position in our markets. Products are developed in-house and through outside research and development resources. We employed 47 employees in our research and development organization as of June 30, 2003, and 67 employees as of June 30, 2002. Our research and development expenses were $10.4 million, $9.2 million (excluding $1.0 million of acquired in-process research and development) and $4.5 million (excluding $2.6 million of acquired in-process research and development) for the years ended June 30, 2003, 2002 and 2001, respectively.

INDUSTRY PARTNERS

     In keeping with our business strategy, we have engaged a portfolio of partners, consortia, and standards committees in an effort to provide the most complete networking solutions to our customers. We are an active member of many leading professional and industry associations. Membership in these associations provides us with a voice in the development of future standards that are vital to our customers. Industry associations also provide much needed standardization in specific technology areas and ensure that customers benefit from interoperable products regardless of vendor. To enhance our software products, for example, we embrace open standards-based systems, and participate in the development of these standards.

SOFTWARE DEVELOPER RELATIONS

     Recruiting and informing third-party software developers is an integral part of our ongoing strategy. We encourage, enable, and support programmers to develop vertical applications using our hardware, firmware and software products. With their help and investment in creating additional applications and markets for our products, we secure a defensible market position and loyal customers in the process.

COMPETITION

     The markets in which we compete are dynamic and highly competitive. We expect competition to intensify in the future. Our current and potential competitors include the following:

- companies with network-enabling technologies, such as Avocent, Echelon, Moxa, Digi International, Cyclades, Quatech, Wind River, Rabbit and Zilog;

- companies with equipment for IT management solutions, such as Cyclades, Moxa, Digi International, Sena, Logical Solutions, Cisco and Perle;

- companies with significant networking expertise and research and development resources, including Cisco Systems, IBM and Lucent Technologies.

     The principal competitive factors that affect the market for our products are:

- product quality, technological innovation, compatibility with standards and protocols, reliability, functionality, ease of use, and compatibility;

-    prices  of  the  products;  and

- potential customers' awareness and perception of our products and of network-enabling technologies.

     Much of our technology can be reproduced by our competitors without royalties or license fees and could compete with our offerings. In addition, there is a risk that our customers or new entrants to the market could develop and market their own solutions without paying a fee to us.

INTELLECTUAL PROPERTY RIGHTS

     We have developed proprietary methodologies, tools, processes and software in connection with delivering our services. We have not historically relied on patents to protect our proprietary rights, although we have recently begun to build a patent portfolio. We have historically relied on a combination of copyright, trademark, trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses to establish and protect our proprietary rights. As of June 30, 2003, we owned four United States patents and one patent issued in Germany.

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

     In July 2001, Digi International, Inc. ("Digi") filed a lawsuit against us alleging that our multiport device servers, specifically our ETS line of products, when coupled with our Comm Port Redirector software, infringe a patent held by Digi. In November 2002, this and related lawsuits were settled.

     In March 2003, we filed a lawsuit against Logical Solutions, Inc. ("Logical"). This company was founded principally by former owners of Lightwave Communications, Inc., a company we purchased in June 2001. In this lawsuit, we allege that Logical has failed to honor covenants not to compete that had been signed by its principals, and Logical has illegally used intellectual property, trade secrets, and proprietary information to further its business. The litigation seeks a permanent injunction and damages. Please see "ITEM 3. Legal Proceedings," for a discussion of this litigation.

LIMITATIONS ON OUR RIGHTS TO INTELLECTUAL PROPERTY

     Gordian, Inc. ("Gordian") has developed certain intellectual property used in our micro serial server line of products. These products represented and continue to represent a significant portion of our net revenues. Under the terms of an agreement dated February 29, 1989, Gordian owned the rights to the intellectual property developed under the agreement and required us to pay royalties based upon gross margin of products sold under the agreement. For the years ended June 30, 2002 and 2001, we paid Gordian approximately $1.2 million and $2.2 million for royalties, respectively. No royalties were paid to Gordian for the year ended June 30, 2003 as a result of a new Gordian agreement as described below. Our agreement with Gordian was to terminate at the end of the sales life of the products.

     On May 30, 2002, we signed a new intellectual property agreement with Gordian. The new agreement gives us joint ownership of the Gordian intellectual property that is embodied in the products Gordian has designed for us since 1989. This new agreement provides that we will be able to use the intellectual property to support, maintain and enhance our products. This new agreement extinguishes our obligations to pay royalties for each unit of a Gordian-designed product that we sell as of the effective date.

     As part of the new agreement, we paid Gordian $6.0 million in three installments. We paid $3.0 million concurrent with the signing of the new agreement, $2.0 million on July 1, 2002, and we made the third and final payment of $1.0 million on July 1, 2003. We also agreed to purchase $1.5 million of engineering and support services from Gordian over the 18-month period ending November 2003. We are amortizing the intellectual property rights acquired by this new agreement over the remaining life cycles of our products designed by Gordian, or approximately three years. We recorded $2.5 million and $212,000 of amortization expense in cost of revenues for the years ended June 30, 2003 and 2002, respectively.

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

EMPLOYEES

     As of June 30, 2003, we had 181 full-time employees consisting of 47 employees in research and development, 83 in sales and marketing departments, 17 in operations departments, and 34 general and administrative employees. We have not experienced any work stoppages and we believe that our relationship with our employees is good. None of our employees are currently represented by a labor union.

BACKLOG

     In many cases, we manufacture our products in advance of receiving firm product orders from our customers based upon our forecasts of worldwide customer demand. Generally, orders are placed by the customer on an as-needed basis and may be canceled or rescheduled by the customer without significant penalty. Accordingly, backlog as of any particular date is not necessarily indicative of our future sales. As of June 30, 2003 and June 30, 2002, we had backlog of approximately $2.3 million and $1.3 million, respectively. We do not have backlog orders that cannot be filled within the next fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the names, ages and positions held by all our executive officers as of September 29, 2003. There are no family relationships between any director or executive officer and any other director or executive officer of Lantronix. Executive officers serve at the discretion of the Board of Directors.

NAME                    AGE   POSITION
---------------------   ---   ---------------------------------------
Marc  H.  Nussbaum      47    President  and Chief Executive  Officer
James  W.  Kerrigan     67    Chief  Financial Officer
Michael  Oswald         48    General  Counsel  and Secretary

     MARC H. NUSSBAUM has served as our President and Chief Executive Officer since May 2002 (on an Interim basis until February 2003). From April 2000 to March 2002, Mr. Nussbaum served as Senior Vice President and Chief Technical Officer for MTI Technology Corporation, a developer of enterprise storage solutions. From April 1981 to November 1998, Mr. Nussbaum served in various positions at Western Digital Corporation, a manufacturer of PC components, communication controllers, storage controllers and hard drives. Mr. Nussbaum lead business development, strategic planning and product development activities, serving as Western Digital's Senior Vice President, Chief Technical Officer from 1995 to 1998 and Vice President, Storage Technology and Product Development from 1988 through 1995. Mr. Nussbaum holds a BA degree in physics from the State University of New York.

     JAMES W. KERRIGAN has served as our Chief Financial Officer since May 2002 (on an Interim basis until February 2003). From March 2000 to October 2000, he was Chief Financial Officer of Motiva, a privately-owned company that developed, marketed and sold collaboration software systems. From January 1998 to February 1999, he was Chief Financial Officer of Who?Vision Systems, Inc., an incubator company that developed biometric fingerprint devices and software. From April 1995 to March 1997, Mr. Kerrigan was Chief Financial Officer of Artios, Inc., a privately-owned company that designs, manufactures, and sells prototyping hardware and software to the packaging industry. Previously, Mr. Kerrigan has served as chief financial officer for other larger, public companies. He has a BS degree in engineering and a MBA degree from Northwestern University.

     MICHAEL OSWALD has served as our General Counsel and Secretary since December 2001. From June 2001 through December 2001, he provided legal services for clients, including Lantronix, as an independent consultant. From September 1999 to June 2001, he was General Counsel and Chief Administrative Officer at NowDocs, Inc., a private start-up Internet-enabled document printing and delivery company located in Aliso Viejo, California. From December 1996 to November 1999, he was General Counsel to Acuity Corp., a start-up CRM software producer in Austin, Texas. Mr. Oswald holds a J.D. from Santa Clara University School of Law, and a BA from the University of California at Riverside.

ITEM 2. PROPERTIES

     We lease a building in Irvine, California that comprises our corporate headquarters and includes administration, sales and marketing, research and development, warehouse and order fulfillment functions. We also lease an office in Redmond, Washington that provides some sales, research and development and administrative functions. We have smaller sales offices in Milford, Connecticut; Germany; Hong Kong and Japan. The foregoing leases comprise an aggregate of approximately 70,000 square feet. Our principal facilities have lease terms expiring between 2005 and 2008.

     During the year ended June 30, 2003, we undertook substantial facility and organizational restructuring activities to simplify and consolidate our operations, worldwide. We shut down our operational activities in Milford,
Connecticut; Ames, Iowa; Naperville, Illinois; Hillsboro, Oregon; and Villigen-Schwenningen, Germany. By October 2003, we will cease operational activities in Cham, Switzerland, the headquarters of Lantronix International AG Switzerland, which is our wholly owned subsidiary; thereafter, we will support international sales and shipping from our Irvine, California headquarters. With each of these facility closures, we have either subleased, listed for rent, or terminated leases and have recorded a charge against our restructuring reserves during fiscal 2003.

ITEM 3. LEGAL PROCEEDINGS

Government Investigation

     The Securities and Exchange Commission ("SEC") is conducting a formal investigation of the events leading up to our restatement of our financial statements on June 25, 2002. The Department of Justice is also conducting an investigation concerning events related to our restatement of financial results.

     Class Action Lawsuits

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against us and certain of our current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused us to improperly recognize revenue and make false and misleading statements about our business. Plaintiffs further allege that the defendants materially overstated our reported financial results, thereby inflating our stock price during our securities offering in July 2001, as well as facilitating the use of our common stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint now purports to be a class action brought on behalf of persons who purchased or otherwise acquired our common stock during the period of August 4, 2000 through May 30, 2002, inclusive. The amended complaint continues to assert that we and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that we and these officers and directors violated the Securities Act of 1933 arising from our Initial Public Offering in August 2000. We filed a motion to dismiss the additional allegations on March 3, 2003. The Court has taken the motion under submission. We have not yet answered, discovery has not commenced, and no trial date has been established.

     Derivative Lawsuit

     On July 26, 2002, Samuel Ivy filed a shareholder derivative complaint entitled Ivy v. Bernhard Bruscha, et al., No. 02CC00209, in the Superior Court of the State of California, County of Orange, against certain of our current and former officers and directors. On January 7, 2003, the plaintiff filed an amended complaint. The amended complaint alleges causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, and improper insider stock sales. The complaint seeks unspecified damages against the individual defendants on our behalf, equitable relief, and attorneys' fees.

     We filed a demurrer/motion to dismiss the amended complaint on February 13, 2003. The basis of the demurrer is that the plaintiff does not have standing to bring this lawsuit since plaintiff has never served a demand on our Board that our Board take certain actions on our behalf. On April 17, 2003, the Court overruled our demurrer. Discovery has commenced, but no trial date has been established.

     Securities Claims and Employment Claims Brought by the Co-Founders of United States Software Corporation

     On August 23, 2002, a complaint entitled Dunstan v. Lantronix, Inc., et al., was filed in the Circuit Court of the State of Oregon, County of Multnomah, against us and certain of our current and former officers and directors by the co-founders USSC. The complaint alleged Oregon state law claims for securities violations, fraud, and negligence. The original complaint sought not less than $3.6 million in damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. We moved to compel arbitration in November 2002, and in a ruling dated February 9, 2003, the court ordered the matter stayed pending arbitration of all claims. Plaintiffs filed an arbitration demand on or about February 21, 2003 which included additional claims related to our acquisition of USSC. The arbitration demand sought more than $14.0 million in damages and an unspecified amount in attorneys' fees, costs, expenses, and punitive damages. The parties participated in a mediation on June 30, 2003, and subsequently reached an agreement to settle the dispute. The agreement called for us to release to the plaintiffs approximately $400,000 in cash and 49,038 shares of our common stock that had been held in an escrow since December 2000 as part of the acquisition of USSC. The agreement also called for us to issue to the plaintiffs additional shares of our common stock worth approximately $1.5 million. Accordingly, 1,726,703 shares were issued following a fairness determination by the state court in Oregon. In exchange, the plaintiffs released all claims against all defendants.

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

     We filed a motion to dismiss on October 16, 2002, on the grounds that Mr. Cotton's complaints are subject to the binding arbitration provisions in Mr. Cotton's employment agreement. On January 13, 2003, the Court ruled that five of the six counts in Mr. Cotton's complaint are subject to binding arbitration. The court is staying the sixth count, for declaratory relief, until the underlying facts are resolved in arbitration. No arbitration date has been set.

     Securities Claims Brought by Former Shareholders of Synergetic Micro Systems, Inc.

     On October 17, 2002, Richard Goldstein and several other former shareholders of Synergetic filed a complaint entitled Goldstein, et al v. Lantronix, Inc., et al in the Superior Court of the State of California, County of Orange, against us and certain of our former officers and directors. Plaintiffs filed an amended complaint on January 7, 2003. The amended complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from our acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. On May 5, 2003, we answered the complaint and generally denied the allegations in the complaint. Discovery has not yet commenced and no trial date has been established.

     Suit filed by Lantronix Against Logical Solutions, Inc.

     On March 25, 2003, we filed in Connecticut state court (Judicial District of New Haven) a complaint entitled Lantronix, Inc. and Lightwave Communications, Inc. v Logical Solutions, Inc., et. al. This is an action for unfair and deceptive trade practices, unfair competition, unjust enrichment, conversion, misappropriation of trade secrets and tortuous interference with contractual rights and business expectancies. We seek preliminary and permanent injunctive relief and damages. The individual defendants are all former employees of Lightwave Communications, a company that we acquired in June 2001. The suit is pending trial.

     Other

     From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

     The pending lawsuits involve complex questions of fact and law and likely will continue to require the expenditure of significant funds and the diversion of other resources to defend. We are unable to determine the outcome of its outstanding legal proceedings, claims and litigation involving us, our subsidiaries, directors and officers and cannot determine the extent to which these results may have a material adverse effect on our business, results of operations and financial condition taken as a whole. The results of litigation are inherently uncertain, and adverse outcomes are possible. We are unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided fur such matters in the consolidated financial statements.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     PRICE RANGE OF COMMON STOCK

     Our common stock was traded on The Nasdaq National Market under the symbol "LTRX" from our initial public offering on August 4, 2000 through October 22, 2002. On October 23, 2002 our listing was changed to The Nasdaq SmallCap Market. The number of holders of record of our common stock as of August 31, 2003 was approximately 120. The following table sets forth, for the period indicated, the high and low per share closing prices for our common stock:

FISCAL YEAR 2002   HIGH    LOW
----------------  ------  -----

First Quarter     $10.20  $5.57
Second Quarter    $ 6.45  $4.85
Third Quarter     $ 6.93  $2.02
Fourth Quarter    $ 2.85  $0.68

FISCAL YEAR 2003  HIGH    LOW
----------------  ------  -----
First Quarter     $ 1.03  $0.38
Second Quarter    $ 0.92  $0.36
Third Quarter     $ 1.08  $0.67
Fourth Quarter    $ 0.91  $0.49

     We believe that a number of factors, including but not limited to quarterly fluctuations in results of operations, may cause the market price of our common stock to fluctuate significantly. See "Management's Discussion and Analysis-Risk Factors."

DIVIDEND POLICY

     We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we intend to retain any future earnings for use in the expansion of our business and for general corporate purposes. Pursuant to a line of credit we entered into in January 2002 and have amended on June 30, 2002, February 4, 2003 and July 25, 2003, we are restricted from paying any dividends.

EQUITY COMPENSATION PLANS

     The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K. Item 12 of this Annual Report on Form 10-K incorporates by reference the information contained in the sections captioned "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Lantronix's definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 20, 2003 (the Proxy Statement), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

RECENT SALES OF UNREGISTERED SECURITIES

     We have issued the following unregistered securities since July 1, 2002:

     In January 2003, we issued an aggregate of 1,063,372 shares of our common stock to the former stockholders of Premise in connection with our Compromise Settlement and Mutual Release Agreement with the former stockholders of Premise.

     In September 2003, we issued an aggregate of 1,726,703 shares of our common stock to the former co-founders of USSC in connection with our litigation settlement.

     The issuance of securities in January 2003 were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act. The securities issued in September 2003 were exempt from registration under the Securities Act in reliance on Section 3(a)(10) of the Securities Act. There were no underwritten offerings employed in connection with any of the transactions set forth above.

ITEM  6.    SELECTED  CONSOLIDATED  FINANCIAL  DATA

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below. The consolidated statements of operations data for the years ended June 30, 2003, 2002 and 2001 and the balance sheet data as of June 30, 2003 and 2002, are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended June 30, 2000 and 1999, and the balance sheet data as of June 30, 2001, 2000 and 1999, are derived from the audited consolidated financial statements not included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for future periods.


                                                                              YEARS ENDED JUNE 30,
                                                                              --------------------

                                                                 2003       2002       2001       2000      1999
                                                               ---------  ---------  ---------  --------  --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues                                                   $ 49,509   $ 57,646   $ 48,972   $44,975   $32,980
Cost of revenues                                                 37,603     40,510     24,530    21,526    16,824
                                                               ---------  ---------  ---------  --------  --------

Gross profit                                                     11,906     17,136     24,442    23,449    16,156
                                                               ---------  ---------  ---------  --------  --------

Operating expenses:
Selling, general and administrative                              30,633     41,575     23,998    16,744     9,173
Research and development                                         10,413      9,225      4,478     3,186     2,615
Stock-based compensation                                          1,453      2,863      3,019     1,093         -
Amortization of goodwill and purchased intangible assets          1,002      1,263      1,490       813       595
Impairment of goodwill and purchased intangible assets            6,708     50,828          -         -         -
Restructuring charges                                             5,711      3,473          -         -         -
Litigation settlement costs                                       2,607      1,912          -         -         -
In-process research and development                                   -      1,000      2,596         -         -
                                                               ---------  ---------  ---------  --------  --------

Total operating expenses                                         58,527    112,139     35,581    21,836    12,383
                                                               ---------  ---------  ---------  --------  --------

Income (loss) from operations                                   (46,621)   (95,003)   (11,139)    1,613     3,773
Minority interest                                                     -          -          -       (49)      (30)
Interest income (expense), net                                      248      1,546      2,182       187       151
Other income (expense), net                                        (926)      (760)      (167)      (47)      (10)
                                                               ---------  ---------  ---------  --------  --------

Income (loss) before income taxes and cumulative effect of
accounting changes                                              (47,299)   (94,217)    (9,124)    1,704     3,884
Provision (benefit) for income taxes                                250     (6,665)    (1,876)      649     1,098
                                                               ---------  ---------  ---------  --------  --------

Income (loss) before cumulative effect of accounting changes    (47,549)   (87,552)    (7,248)    1,055     2,786
Cumulative effect of accounting changes:
Change in revenue recognition policy, net of income
tax benefit of $176                                                   -          -       (597)        -         -
Adoption of new accounting standard, SFAS No. 142                     -     (5,905)         -         -         -
                                                               ---------  ---------  ---------  --------  --------

Net income (loss)                                              $(47,549)  $(93,457)  $ (7,845)  $ 1,055   $ 2,786
                                                               =========  =========  =========  ========  ========

Basic income (loss) per share before cumulative effect of
accounting changes                                             $  (0.88)  $  (1.70)  $  (0.19)  $  0.04   $  0.10
Cumulative effect of accounting changes per share:
Change in revenue recognition policy, net of income
tax benefit of $176                                                   -          -      (0.02)        -         -
Adoption of new accounting standard, SFAS No. 142                     -      (0.12)         -         -         -
                                                               ---------  ---------  ---------  --------  --------

Basic net income (loss) per share                              $  (0.88)  $  (1.82)  $  (0.21)  $  0.04   $  0.10
                                                               =========  =========  =========  ========  ========

Diluted income (loss) per share before cumulative effect of
accounting changes                                             $  (0.88)  $  (1.70)  $  (0.19)  $  0.03   $  0.10
Cumulative effect of accounting changes per share:
Change in revenue recognition policy,
net of income tax benefit of $176                                     -          -      (0.02)        -         -
Adoption of new accounting standard, SFAS No. 142                     -      (0.12)         -         -         -
                                                               ---------  ---------  ---------  --------  --------

Diluted net income (loss) per share                            $  (0.88)  $  (1.82)  $  (0.21)  $  0.03   $  0.10
                                                               =========  =========  =========  ========  ========

Weighted average shares (basic)                                  54,329     51,403     36,946    29,274    26,977
                                                               =========  =========  =========  ========  ========

Weighted average shares (diluted)                                54,329     51,403     36,946    34,178    28,880
                                                               =========  =========  =========  ========  ========


                                                              JUNE 30,
                                                           --------------
                                            2003       2002       2001     2000     1999
                                         ----------  ---------  --------  -------  -------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                $   7,328   $ 26,491   $ 15,367  $ 1,988  $ 5,833
Marketable securities                        6,750      6,963      1,973        -        -
Working capital                             21,698     45,423     36,963   11,042    8,109
Goodwill, net                               11,726     13,811     42,273        -        -
Purchased intangible assets, net             5,394     14,681     13,328      586    1,399
Total assets                                62,856    103,812    116,861   20,210   17,292
Convertible note payable                       867          -          -        -        -
Retained earnings (accumulated deficit)   (140,424)   (92,875)       582    8,427    7,372
Total stockholders' equity                  37,717     82,157     99,496   12,547   10,312

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

     We have a history of providing devices that enable information technology IT equipment to network using standard protocols for connectivity, including fiber optic, Ethernet and wireless. Our first product was a terminal server that allowed "dumb" terminals to connect to a network. Building on the success of our terminal servers, we introduced a complete line of print servers in 1991 that enabled users to inexpensively share printers over a network. Over the years, we have continually refined our core technology and have developed additional innovative networking solutions that expand upon the business of providing our customers network connectivity. We provide three broad categories of products:
"device networking solutions," that enable almost any electronic device to be connected to a network; "IT management solutions," that enable multiple devices-usually network computing devices such as servers, routers, switches, and similar equipment to be managed over a network; and software that is either embedded in the hardware devices that are mentioned above, or stand-alone application software.

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

     Our products are sold to distributors, OEMs, VARs, and systems integrators, as well as directly to end users. One customer, Ingram Micro Inc., accounted for approximately 11%, 12% and 14% of our net revenues for the years ended June 30, 2003, 2002 and 2001, respectively. Another customer, Tech Data Corporation, accounted for approximately 10%, 11% and 10% of our net revenues for the years ended June 30, 2003, 2002 and 2001, respectively. Accounts receivable attributable to these two domestic customers accounted for approximately 16% and 21% of total accounts receivable at June 30, 2003 and 2002, respectively.

     One international customer, transtec AG, which is a related party due to common ownership by our largest stockholder and former Chairman of our Board of Directors, Bernhard Bruscha, accounted for approximately 4%, 5% and 9% of our net revenues for the years ended June 30, 2003, 2002 and 2001, respectively. Included in the accompanying consolidated balance sheets is approximately $246,000 due to this related party at June 30, 2002. No significant amount was due to or from this related party at June 30, 2003. We also had an agreement with transtec AG for the provision of technical support services at the rate of $7,500 per month which has now been terminated. Included in selling, general and administrative expenses is $0, $90,000 and $90,000 for the years ended June 30, 2003, 2002 and 2001, respectively, for these support services.

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

     In December 2000, we completed the acquisition of USSC, a developer of a software operating system, protocol stacks and an application development environment for embedded technology. The total purchase price consisted of $2.5 million in cash and 653,846 shares of our common stock. In addition, we assumed existing employee stock and issued new options to acquire 133,333 shares of our common stock at a weighted average exercise price of $1.00 per share. USSC provides an open standards-based operating system and supports a variety of processors. We believe the acquisition of USSC helps expand our product offering and enables us to provide our customers with an integrated software and hardware embedded solution. Recently, we released from escrow approximately $400,000 and 49,038 shares of our common stock, and issued to the founders of USSC 1,726,703 shares of our common stock, to settle the lawsuit that they filed against us in Oregon state court in August of 2002.

     In June 2001, we completed the acquisition of Lightwave, a developer of multiport and visualization solutions. The purchase price included 3,428,571 shares of our common stock and $12.0 million in cash. In addition, we assumed options issued to employees and issued options to acquire 870,513 shares of our common stock at a weighted average exercise price of $3.67 per share. We also paid off approximately $6.7 million of debt to a creditor of Lightwave. In July 2002, we paid $2.0 million to the former stockholders of Lightwave to settle a dispute regarding a registration rights agreement entered into pursuant to this acquisition and also exchanged 240,000 shares of our common stock held in escrow and 208,335 additional shares held by the former Lightwave stockholders. The settlement resulted in a net change to our results of operations of approximately $1.9 million for the year ended June 30, 2002.

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

     In January 2002, we completed the acquisition of Premise, a developer of client-side software applications that complement our device networking products by providing superior management and control capabilities for devices that have been network and internet enabled. Prior to the acquisition, we held shares of Premise representing 19.9% ownership and, in addition, held convertible promissory notes of $1.2 million with interest accrued there-on at the rate of 9.0%. The convertible promissory notes were converted into equity securities of Premise at the closing of the transaction. We issued an aggregate of 1,063,371 shares of our common stock in exchange for all remaining outstanding shares of Premise common stock and reserved 875,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Premise. In connection with the acquisition, we recorded a one-time charge for purchased in-process research and development ("IPR&D") expenses of $1.0 million in our fourth fiscal quarter ended June 30, 2002. In January 2003, we issued an additional 1,063,372 shares of our common stock to the former shareholders of Premise stock in exchange for a release of all claims relating to the acquisition. We also accelerated the vesting of options held by certain former Premise shareholders and released all shares that had been held in the acquisition escrow.

     In August 2002, we completed the acquisition of Stallion, a provider of terminal servers and multiport products. In connection with the acquisition, we paid $1.2 million in cash consideration, of which $200,000 was paid upon the execution of the Letter of Intent dated May 9, 2002, and established a cash escrow account in the amount of $867,000 at the acquisition date to be used in lieu of our common stock, in the event that we were unable to issue registered shares by October 31, 2002. In accordance with the terms of the agreement, we were not able to issue registered shares by October 31, 2002; accordingly, the cash escrow amount of $867,000 was released on November 1, 2002. In addition, we issued a two-year note in the principal amount of $867,000 accruing interest at a rate of 2.5% per annum. The note is due in August 2004.

     In September and October 2001, we made a strategic investment in Xanboo, a privately-held company that develops technology that allows users to control, command and view their home or business remotely over the Internet. We paid an aggregate of $3.0 million for convertible promissory notes, which converted in January 2002, in accordance with their terms, into Xanboo preferred stock. In addition, we purchased $4.0 million of Xanboo preferred stock in January 2002. Our ownership interest in Xanboo was 15.3% and 15.8% at June 30, 2003 and 2002, respectively. Our investment in Xanboo is accounted for using the equity method of accounting based on our ability through representation on Xanboo's board of directors to exercise significant influence over its operations. Our losses in Xanboo aggregating $1.3 million and $526,000 for the years ended June 30, 2003 and 2002, respectively, have been recognized as other expense in the accompanying consolidated statement of operations. No similar expense was recognized for the year ended June 30, 2001.

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

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

     Revenue Recognition

     We do not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. Commencing July 1, 2000, we adopted a new accounting policy for revenue recognition such that recognition of revenue and related gross profit from sales to distributors are deferred until the distributor resells the product. Net revenue from certain smaller distributors for which point-of-sale information is not available, is recognized one month after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end user. Revenues from product sales to OEMs, end user customers, other resellers and from sales to distributors prior to July 1, 2000 generally were recognized upon product shipment, but may have been deferred to a later date if all revenue recognition criteria were not met at the date of shipment. When product sales revenue is recognized, we establish an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenues would result. Revenue from the licensing of software is recognized at the time of shipment (or at the time of resale in the case of software products sold through distributors), provided we have vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered. Our products typically carry a ninety day to five year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Prior to July 1, 2000, the effective date of the change in accounting method for recognizing revenue for sales to distributors, we recorded an estimated allowance for future product returns for sales to distributors based on historical returns experience when the related revenue was recorded and provided for appropriate price protection reserves when pricing adjustments were approved. As indicated above, recognition of revenue and related gross profit on sales to distributors is now deferred until the distributor resells the product.

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

     Inventory Valuation

     Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess and obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future sales demand for our products within a specified time horizon, generally three to twelve months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. In addition, specific reserves are recorded to cover risks in the area of end of life products, inventory located at our contract manufacturers, deferred inventory in our sales channel and warranty replacement stock.

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

     Restructuring Charges

     Over the last several quarters we have undertaken, and we may continue to undertake, significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities. We have had to record estimated expenses for lease cancellations, long-term asset write-downs, severance and outplacement costs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Through December 31, 2002, the accounting rules for restructuring costs and asset impairments required us to record provisions and charges when we had a formal and committed plan. Beginning January 1, 2003, the accounting rules now require us to record any future provisions and changes at fair value in the period in which they are incurred. In calculating the cost to dispose of our excess facilities, we had to estimate our future space requirements and the timing of exiting excess facilities and then estimate for each location the future lease and operating costs to be paid until the lease is terminated and the amount, if any, of sublease income. This required us to estimate the timing and costs of each lease to be terminated, including the amount of operating costs and the rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on future space requirements, the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

   Recent Accounting Pronouncements

     We did not have any outstanding guarantees that were required to be recorded upon adoption of FIN No. 45. Our product warranties, which are subject to the disclosure provisions of FIN No. 45, have been disclosed in the accompanying consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which amends SFAS No. 123. SFAS No. 148 amends the disclosure requirements in SFAS No. 123 for stock-based compensation for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB No. 25. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS No. 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123.

     In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires the primary beneficiary of a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. We are currently reviewing our investments and other arrangements to determine whether any of our investee companies are VIEs. We do not expect to identify any significant VIEs that would be consolidated, but we may be required to make additional disclosures.

     Impact of Adoption of New Accounting Standard

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

     The following table presents the impact of SFAS No. 142 on net loss and net loss per share had SFAS No. 142 been in effect for the year ended June 30, 2001 (in thousands, except per share data):


Net  loss  as  reported                                      $(7,845)
Adjustments:
     Amortization of goodwill                                    752
                                                             ---------
     Net adjustments                                             752
                                                             ---------
Net  loss  as  adjusted                                     $ (7,093)
                                                             =========
Basic  and  diluted  net  loss  per  share-as  reported     $  (0.21)
                                                             =========
Basic  and  diluted  net  loss  per  share-as  adjusted     $  (0.19)
                                                             =========

     Impairment of goodwill and purchased intangible assets

     Under the transitional provisions of SFAS No. 142, effective as of July 1, 2002, we completed our initial assessment and concluded that goodwill arising from the acquisition of USSC, having a carrying amount of approximately $5.9 million as of July 1, 2001, may be impaired. We engaged an independent valuation company to perform a review of the value of our goodwill related to USSC. Based on the independent valuation, which utilized a discounted cash flow valuation technique, we recorded a $5.9 million charge for the impairment of our USSC goodwill. This amount is reflected as the cumulative effect of adopting the new accounting standard effective July 1, 2001.

     We performed the first of the required annual impairment tests of goodwill under the guidelines of SFAS No. 142 effective as of June 1, 2002. As a result of industry conditions, lower market valuations and reduced estimates of information technology capital equipment spending in the future, we determined that there were indicators of impairment to the carrying value of goodwill related to the acquisitions of Lightwave and Synergetic which had carrying values of $39.7 million and $13.9 million, respectively, as of June 30, 2002. During the fourth quarter of fiscal 2002, we engaged an independent valuation company to perform a review of the value of our goodwill and based on the independent valuation we recorded a $46.4 million impairment charge of our goodwill of which $32.5 million related to Lightwave and $13.9 million related to Synergetic.

     Additionally, during the fourth quarter of 2002, we performed a review of the value of our purchased intangible assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). As a result of industry conditions, lower market valuations and reduced estimates of information technology capital equipment spending in the future, we determined that there were indicators of impairment to the carrying value of our purchased intangible assets related to our acquisitions. During the fourth quarter of fiscal 2002, we engaged an independent valuation company to perform a review of the value of our purchased intangible assets and based on the independent valuation we recorded a $10.2 million impairment charge of which $969,000, $764,000, $7.6 million and $849,000 related to USSC, Lightwave, Synergetic and Premise, respectively. Additionally, we recorded an impairment charge of $665,000 related to intellectual property not associated with an acquisition.

     We performed our annual  impairment  tests under the guidelines of SFAS No.
142. We compared the carrying value of each reporting unit to our estimated fair value calculated with the assistance of an independent valuation company. We estimated the fair value of our reporting units primarily using the income approach methodology of valuation that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as verification of the values derived using the discounted cash flow methodology. In addition, publicly available information regarding our market capitalization was also considered. An impairment loss was recognized for reporting units where the carrying value of goodwill exceeded the implied fair value of goodwill. Based on this assessment, we recorded a charge of $4.4 million during the fourth quarter of fiscal 2003 to write down the value of goodwill. The primary factors resulting in the impairment charge were the continued significant economic slowdown in the technology sector affecting both our current operations and expected future revenue, as well as the decline in valuation of technology company stocks, including the valuation of our stock.

     Additionally, during the fourth quarter of fiscal 2003, we performed an assessment of the value of our purchased intangible assets in accordance with SFAS No. 144. As a result of industry conditions, continued lower market valuations and reduced estimates in information technology capital equipment spending in the future and other factors impacting expected future cash flows, we determined that there were indicators of impairment to the carrying value of our purchased intangible assets recorded as part of our acquisitions. We engaged an independent valuation company to perform a review of the value of our purchased intangible assets. In accordance with SFAS No. 144, we utilized a cash flow estimation approach, comparing the discounted expected future cash flows to the carrying value of the subject assets. Based on the independent valuations, during the fourth quarter of fiscal 2003 we recorded a $6.3 million impairment charge of which $2.4 million and $3.9 million were charged to operating expenses and cost of revenues, respectively.

Restructuring charges

     On September 12, 2002 and again on March 14, 2003, we announced a restructuring plan to prioritize our initiatives around the growth areas of our business, focus on profit contribution, reduce expenses and improve operating efficiency. These restructuring plans included a worldwide workforce reduction, consolidation of excess facilities and other charges. For the year ended June 30, 2003, we recorded restructuring costs totaling $5.7 million or 11.5% of net revenues which are classified as operating expenses in the consolidated statements of operations. The restructuring plans resulted in the reduction of approximately 58 regular employees worldwide. Through June 30, 2003, we have incurred actual workforce reduction charges of approximately $1.3 million related to severance and fringe benefits for the terminated employees approximately $2.4 million related to consolidation of excess facilities and $2.0 million for contractual obligations. Property, equipment and other assets that will be disposed or removed from operations consist primarily of computer software, services and related equipment, production and office equipment and furniture and fixtures. The restructuring plan resulted in the closing of the Milford, Connecticut manufacturing operations, and Ames, Iowa and Singapore offices.

     On February 6, 2002, we announced a restructuring plan to prioritize our initiatives around areas of our business that we believe represent high-growth opportunities, focus on profit contribution, reduce expenses, and improve operating efficiency. This restructuring plan included a worldwide workforce reduction, consolidation of excess facilities and other charges. As of June 30, 2002, we recorded restructuring costs totaling $3.5 million. Through June 30, 2003, the February 2002 restructuring plan has resulted in the reduction of approximately 50 regular employees worldwide and we incurred actual worldwide workforce reduction charge of approximately $1.9 million related to severance and fringe benefits. Included in this amount is a stock-based compensation charges in the amount of $595,000 associated with the extension of the exercise period for stock options that were vested at the termination date. Property and equipment that was disposed or removed from operations resulted in a charge of $1.6 million and consisted primarily of computer software and related equipment, production, engineering and office equipment and furniture and fixtures.

CONSOLIDATED  RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our consolidated statements of operations:


                                                             YEARS ENDED JUNE 30,
                                                             --------------------
                                                           2003      2002     2001
                                                          -------  --------  -------
Net revenues                                               100.0%    100.0%   100.0%
Cost of revenues                                            76.0      70.3     50.1
                                                          -------  --------  -------

Gross profit                                                24.0      29.7     49.9
                                                          -------  --------  -------

Operating expenses:
Selling, general and administrative                         61.9      72.1     49.0
Research and development                                    21.0      16.0      9.1
Stock-based compensation                                     2.9       5.0      6.2
Amortization of goodwill and purchased intangible assets     2.0       2.2      3.0
Impairment of goodwill and purchased intangible assets      13.5      88.2        -
Restructuring charges                                       11.5       6.0        -
Litigation settlement costs                                  5.3       3.3        -
In-process research and development                            -       1.7      5.3
                                                          -------  --------  -------

Total operating expenses                                   118.1     194.5     72.6
                                                          -------  --------  -------

Loss from operations                                       (94.1)   (164.8)   (22.7)
Interest income (expense), net                               0.5       2.7      4.4
Other income (expense), net                                 (1.9)     (1.3)    (0.3)
                                                          -------  --------  -------

Loss before income taxes and cumulative effect
of accounting changes                                      (95.5)   (163.4)   (18.6)
Provision (benefit) for income taxes                         0.5     (11.6)    (3.8)
                                                          -------  --------  -------

Loss before cumulative effect of accounting changes        (96.0)   (151.9)   (14.8)
Cumulative effect of accounting changes:
Change in revenue recognition policy, net
of income tax benefit of $176                                  -         -     (1.2)
Adoption of new accounting standard, SFAS No. 142              -     (10.2)       -
                                                          -------  --------  -------

Net loss                                                  (96.0)%  (162.1)%  (16.0)%
                                                          =======  ========  =======

COMPARISON OF THE YEARS ENDED JUNE 30, 2003 AND 2002

     Net Revenues

     Net revenues decreased $8.1 million, or 14.1%, to $49.5 million for the year ended June 30, 2003 from $57.6 million for the year ended June 30, 2002. The decrease was primarily attributable to a decrease in net revenues of our device networking solutions, IT management solutions and other products. Device networking solutions net revenues decreased $3.2 million, or 10.8%, to $26.8 million or 54.1% of net revenues for the year ended June 30, 2003 from $30.0 million or 52.0% of net revenues for the year ended June 30, 2002. IT management solutions net revenues decreased $3.3 million, or 19.9%, to $13.2 million or 26.7% of net revenues for the year ended June 30, 2003 from $16.5 million or
28.7% of net revenues for the year ended June 30, 2002. Other product net revenues decreased $1.6 million, or 14.4%, to $9.5 million or 19.2% of net revenues for the year ended June 30, 2003 from $11.1 million or 19.3% of net revenues for the year ended June 30, 2002. The overall decrease in net revenues is primarily attributable to logistical issues surrounding the restructuring of our Milford, Connecticut operations, whereby we began to outsource our manufacturing to three contract manufacturers, our discontinuance of certain product offerings as well as the overall decrease in industry technology spending year to year.

     Net revenues generated from sales in the Americas decreased $10.2 million, or 21.4%, to $37.5 million or 75.8% of net revenues for the year ended June 30, 2003 from $47.7 million or 82.8% of net revenues for the year ended June 30, 2002. Our net revenues derived from customers located in the Americas decreased primarily due to logistical issues surrounding the restructuring of our Milford, Connecticut operations, whereby we began to outsource our manufacturing to three contract manufacturers, and due to our discontinuance of certain product offerings as well as the overall decrease in industry technology spending year to year. Our net revenues derived from customers located in Europe increased $2.1 million, or 25.7%, to $10.4 million or 20.9% of net revenues for the year ended June 30, 2003 from $8.2 million or 14.3% of net revenues for the year ended June 30, 2002. This increase was primarily due to a concentrated effort to improve European sales through a stronger sales structure. Our net revenues derived from customers located in other geographic areas decreased slightly to $1.6 million or 3.3% of net revenues for the year ended June 30, 2003 from $1.7 million or 2.9% of net revenues for the year ended June 30, 2002. We experienced a slight decline in our quarterly net revenues during fiscal 2003, although we began to show a year over year quarterly revenue improvement in the fourth quarter of fiscal 2003.

Gross  Profit

     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers, amortization of purchased intangible assets, establishing inventory reserves for excess and obsolete products or raw materials and overhead costs. As part of an agreement with Gordian, an outside research and development firm, a royalty charge was included in cost of revenues and was calculated based on the related products sold. Gordian royalties were $1.2 million for the year ended June 30, 2002. No royalties were paid for the year ended June 30, 2003 as a result of a new Gordian agreement as described below. Cost of revenues for the years ended June 30, 2003 and 2002 consisted of $4.0 million and $2.4 million of amortization of purchased intangible assets, respectively. Cost of revenues for the years ended June 30, 2003 and 2002 also includes a $3.9 million and $6.4 million impairment charge of purchased intangible assets, respectively, in accordance with SFAS No. 144. At June 30, 2003, the unamortized balance of purchased intangible assets that will be amortized to future cost of revenues was $5.0 million, of which $2.3 million will be amortized in fiscal 2004, $1.7 million in fiscal 2005, $816,000 in fiscal 2006 and $129,000 in fiscal 2007.

     In May 2002, we signed a new agreement with Gordian to acquire a joint interest in the intellectual property that is evident in our products designed by Gordian and to extinguish our obligation to pay royalties on future sales of our products. We paid $6.0 million for this intellectual property and are amortizing this asset to cost of revenues over the remaining life of our products designed by Gordian, or approximately 3 years. Effective May 30, 2002, upon the signing of the new agreement, royalty expenses have been replaced by an amortization of the prepaid royalties and entitlement to the intellectual property that was part of the agreement. Amortization expense related to the new Gordian agreement, included in amortization of purchased intangible assets of $4.0 million totaled $2.5 million for the year ended June 30, 2003. Amortization expense related to the new Gordian agreement, included in amortization of purchased intangible assets of $2.4 million totaled $212,000 for the year ended June 30, 2002.

     Gross profit decreased by $5.2 million, or 30.5%, to $11.9 million or 24.0% of net revenues for the year ended June 30, 2003 from $17.1 million or 29.7% of net revenues for the year ended June 30, 2002. The overall decrease in gross profit is primarily attributable to a decrease in net revenues, an increase in the amortization of purchased intangible assets relating to technology acquired in our acquisitions, an increase in production expenses related to the closing of our Milford, Connecticut facility and an increase in our reserves for excess and obsolete inventory and warranty.

     Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facilities expenses, information technology, trade show expenses, advertising, and professional legal and accounting fees. Selling, general and administrative expenses decreased $10.9 million, or 26.2%, to $30.6 million or 61.9% of net revenues for the year ended June 30, 2003 from $41.6 million or 72.1% of net revenues for the year ended June 30, 2002. Selling, general and administrative expense decreased primarily due to reductions in headcount and facility costs as a result of our restructurings in the second quarter of fiscal 2002 and the first and third quarters of fiscal 2003, as well as a favorable settlement of a contractual service obligation and a reduction in our allowance for doubtful accounts. These decreases are partially offset by increases in legal and other professional fees. The legal fees primarily relate to our defense of the shareholder lawsuits, the Securities and Exchange Commission ("SEC") investigation, and the defense of the intellectual property lawsuit, which was settled during the second quarter of fiscal 2003. Legal fees incurred in defense of the shareholder suits are reimbursable to the extent provided in our directors and officers liability insurance policies, and subject to the coverage limitations and exclusions contained in such policies. For the year ended June 30, 2003, we have been reimbursed $1.4 million of these expenses. Management expects to receive an additional reimbursement for legal fees in fiscal 2004.

Research  and  Development

     Research and development expenses consist primarily of personnel-related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses increased $1.2 million, or 12.9%, to $10.4 million or 21.0% of net revenues for the year ended June 30, 2003, from $9.2 million or 16.0% of net revenues for the year ended June 30, 2002. This increase resulted primarily from increased personnel-related costs due to the acquisitions of Synergetic, Premise and Stallion and third-party expenses related to new product development.

Stock-based  compensation

     Stock-based compensation expense generally represents the amortization of deferred compensation. We recorded approximately $73,000 of deferred compensation for the year ended June 30, 2003. Additionally, we recorded deferred compensation forfeitures of $2.6 million for the year ended June 30, 2003. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. Deferred compensation also includes the value of employee stock options assumed in connection with our acquisitions calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years.

Included in cost of revenues is stock-based compensation of $89,000 and $117,000 for the years ended June 30, 2003 and 2002, respectively. Stock-based compensation included in operating expense decreased $1.4 million, or 49.2%, to $1.5 million or 2.9% of net revenues for the year ended June 30, 2003 from $2.9 million or 5.0% of net revenues for the year ended June 30, 2002. The decrease in stock-based compensation for the year ended June 30, 2003 is primarily attributable to the restructuring plan whereby options for which deferred compensation has been recorded are forfeited for terminated employees. At June 30, 2003, a balance of $695,000 remains and will be amortized as follows:
$562,000  in  fiscal  2004,  $108,000 in fiscal 2005 and $25,000 in fiscal 2006.

Amortization  of  purchased  intangible  assets

     Purchased intangible assets primarily include existing technology, customer agreements, patents and trademarks and are amortized on a straight-line basis over the estimated useful lives of the respective assets, ranging from one to five years. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. The amortization of purchased intangible assets decreased $261,000 or 20.7%, to $1.0 million or 2.0% of net revenues for the year ended June 30, 2003 from $1.3 million or 2.2% of net revenues for the year ended June 30, 2002. The increase in amortization of purchased intangible assets included in cost of revenues is primarily due to the amortization of the intellectual property agreement with Gordian signed in May 2002, and existing technology recorded as part of the Stallion acquisition in August 2002, offset by the impairment write-down of $6.4 million during the fourth quarter of fiscal 2002 as well as the $3.9 million impairment during the fourth quarter of fiscal 2003. The decrease in amortization of purchased intangible assets is primarily due to the impairment write-down of $4.4 million during the fourth quarter of fiscal 2002 as well as the $2.4 million impairment write-down during the fourth quarter of fiscal 2003. At June 30, 2003, the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $428,000, of which $362,000 will be amortized in fiscal 2004 and $66,000 in fiscal 2005.

Litigation settlement costs

     Litigation settlement costs of approximately $2.6 million and $1.9 million were incurred for the years ended June 30, 2003 and 2002, respectively.

In-process research and development

     The amounts allocated to IPR&D were determined through established valuation techniques used in the high-technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. There was no IPR&D recorded in connection with the 2003 acquisition. IPR&D totaled $1.0 million for the two purchase transactions completed in 2001.

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

Interest Income (Expense), Net

     Interest income (expense), net consists primarily of interest earned on cash, cash equivalents and marketable securities. Interest income (expense), net was $248,000 for the year ended June 30, 2003 and $1.5 million for the year ended June 30, 2002. The decrease is primarily due to lower average investment balances and interest rates. Additionally, the decrease in the average investment balance is due to increased expenditures for legal and other professional fees resulting from our financial statement restatements in fiscal 2002 and defense of our lawsuits. Also, the decrease is due to the settlement of the Milford lease obligation included in our restructuring charge, the purchase of a joint interest in intellectual property from Gordian, our acquisition of Stallion and to fund current operations.

     Other Income (Expense), Net

     Other income (expense), net was $(926,000) and $(760,000) for the years ended June 30, 2003 and 2002, respectively. The increase for the year ended
June 30, 2003 is primarily attributable to our share of the losses from our investment in Xanboo.

     Provision (Benefit) for Income Taxes

     We utilize the liability method of accounting for income taxes as set forth in FASB Statement No. 109, "Accounting for Income Taxes." Our effective tax rate was 0% for the year ended June 30, 2003, and 7% for the year ended June 30, 2002. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax expense for the year ended June 30, 2003, was lower than the federal statutory rate primarily due to the increase in valuation allowance, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. Our effective tax rate associated with the income tax benefit for the year ended June 30, 2002, was lower than the federal statutory rate primarily due to foreign losses and amortization of stock-based compensation for which no benefit was provided. We have completed an Internal Revenue Service audit of our fiscal 1999, 2000 and 2001 tax returns. The outcome of the audits did not have a material impact on our financial condition, results of operations or cash balance.

COMPARISON OF THE YEARS ENDED JUNE 30, 2002 AND 2001

Net Revenues

     Net revenues increased $8.7 million, or 17.7%, to $57.6 million for the year ended June 30, 2002 from $49.0 million for the year ended June 30, 2001. The increase was primarily attributable to an increase in net revenues of our other product lines and IT management solutions. Other products increased by $7.0 million, or 149.0%, to $4.1 million or 19.3% of net revenues for the year ended June 30, 2002, from $4.7 million or 9.6% of net revenues for the year ended June 30, 2001. This increase is attributable to an increase in the visualization and KVM sales due to the acquisition of Lightwave in June 2001. Other products net revenues for the years ended June 30, 2002 and 2001 includes $1.4 million and $1.5 million of software revenue generated from USSC, respectively. IT management solutions net revenues increased $2.5 million, or 17.9%, to $16.5 million or 28.7% of net revenues for the year ended June 30, 2002 from $14.0 million or 28.6% of net revenues for the year ended June 30, 2001. The increase in IT management solutions net revenue is primarily attributable to the acquisition of Lightwave, which offset reductions in older multiport devices as IT purchases declined industry-wide. Fiscal year 2002 was the first full year of inclusion of Lightwave revenues, whereas fiscal 2001 included one month of Lightwave revenues. Device networking solutions net revenues decreased $.3 million, or 1%, to $30.0 million or 52.1%.

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

Gross  Profit

     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers, establishing inventory reserves for excess and obsolete products or raw materials and associated overhead costs. As part of our agreement with Gordian, an outside research and development firm, a royalty charge was included in cost of revenues and was calculated based on the related products sold. Gordian royalties were $1.2 million and $2.2 million for the years ended June 30, 2002 and 2001, respectively. Additionally, cost of revenues for the years ended June 30, 2002 and 2001 consisted of $2.4 million and $220,000, respectively of amortization of purchased intangible assets. Cost of revenues for the year ended June 30, 2002 also includes a $6.4 million impairment charge of purchased intangible assets in accordance with SFAS No.
144. No similar charge was recorded for the year ended June 30, 2001.

     Gross profit decreased by $7.3 million, or 29.9%, to $17.1 million or 29.7% of net revenues for the year ended June 30, 2002 from $24.4 million or 49.9% of net revenues for the year ended June 30, 2001. The decrease in gross profit in absolute dollars and as a percentage of net revenues is primarily attributable to the $6.4 million impairment charge, $2.4 million of amortization of purchased intangible assets and the increase in our inventory reserve of $3.3 million. We also used volume pricing agreements and competitive pricing strategies, which, to a lesser degree, contributed to the decrease in gross profit.

     In May 2002, we signed a new agreement with Gordian to acquire a joint interest in the intellectual property that is evident in our products designed by Gordian and to extinguish our obligation to pay royalties on future sales of our products. We agreed to pay $6.0 million for this intellectual property and will amortize this asset to cost of sales over the remaining life cycles of our products designed by Gordian, or approximately 3 years. Effective May 30, 2002, upon the signing of the agreement, royalty expenses were replaced by an amortization of the prepaid royalties and entitlement to the intellectual property that was part of the agreement. Amortization expense related to the Gordian agreement totaled $212,000 for the year ended June 30, 2002.

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

In-process research and development

     IPR&D related to acquisitions aggregated $1.0 million and $2.6 million for the purchase transactions completed during fiscal 2002 and fiscal 2001, respectively. The amounts allocated to IPR&D were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. The fiscal 2002 IPR&D was related to the Premise acquisition and the fiscal 2001 IPR&D was related to the USSC and Lightwave acquisitions in the amount of $496,000 and $2.1 million, respectively.

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

Benefit for Income Taxes

     We utilize the liability method of accounting for income taxes as set forth in FASB Statement No. 109, Accounting for Income Taxes. Our effective tax rate was 7% for the year ended June 30, 2002, and 21% for the year ended June 30, 2001. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax benefit for the year ended June 30, 2002, was lower than the federal statutory rate primarily due to nondeductible goodwill amortization and IPR&D costs associated with current year acquisitions, change in the valuation allowance, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. Our effective tax rate associated with the income tax benefit for the year ended June 30, 2001, was lower than the federal statutory rate primarily due to nondeductible goodwill amortization and in-process research and development costs associated with current year acquisitions, as well as the amortization of stock-based compensation for which no current year tax benefit was provided.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents, consisting of money-market funds and commercial paper, totaled $7.3 million at June 30, 2003. Marketable securities are income yielding securities which can be readily converted to cash. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county government notes and bonds and totaled $6.8 million at June 30, 2003. Long-term investments primarily consist of an equity security of a privately held company, Xanboo, and totaled $5.4 million at June 30, 2003.

     Our operating activities used cash of $17.5 million for the year ended June 30, 2003. We incurred a net loss of $47.5 million, which includes the following adjustments: impairment of goodwill and purchased intangible assets of $10.6 million, amortization of purchased intangible assets of $5.0 million, stock-based compensation of $1.5 million, restructuring charges of $3.1 million, depreciation of $2.5 million, equity losses from unconsolidated businesses of $1.3 million, provision for inventory reserve of $4.2 million, litigation settlement costs of $2.6 million, offset by a recovery from allowance for doubtful accounts of $473,000. The changes in our operating assets consist of a decrease in accounts receivable of $2.8 million, decrease in inventory of $584,000, decrease in prepaid expenses and other current assets of $1.6 million, increase in warranty reserve of $714,000, which was reduced by a decrease in our liability to Gordian of $2.0 million, decrease in accrued Lightwave settlement of $2.0 million and a decrease in other current liabilities of $1.9 million. The reduction in accounts receivable is primarily due to improved collections from our distributors and European customers. The decrease in inventory is primarily due to an increase in our reserve for excess and obsolete inventory and competitive pricing strategies of our on hand inventory. The decrease in our prepaid and other current assets is primarily due to a reserve recorded against prepaid inventory. The increase in the warranty reserve is primarily due to the increase in historical actual warranty costs. The decrease in our liability to Gordian and our accrued Lightwave settlement is due to payments in accordance with the respective agreements. The decrease in our other current liabilities is primarily due to payment of various one time liabilities that were outstanding at June 30, 2002. Our operating activities used cash of $12.8 million for the year ended June 30, 2002. and 2001,

     Our investing activities used $2.1 million of cash for the year ended June 30, 2003 compared with $25.8 million for the year ended June 30, 2002. We used $2.1 million, net of cash acquired, to acquire Stallion in August 2002. We used $11.0 million to purchase marketable securities. We received $11.3 million in proceeds from the sales of marketable securities. We also used $283,000 to purchase property and equipment. The reduction in property and equipment purchases is the result of the general consolidation and restructuring activities during the year.

     Cash provided by financing activities was $345,000 for the year ended June 30, 2003. Cash provided by financing activities was $49.7 million for the year ended June 30, 2002, primarily related to the net proceeds from our secondary public offering in July 2001.

     In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We are required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 was to be paid. We were also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. The line of credit contains customary affirmative and negative covenants. Effective June 30, 2002, we amended our existing line of credit, reducing the revolving line to $12.0 million, removing the LIBOR rate option and adjusting the customary affirmative and negative covenants. Effective February 4, 2003, we amended our existing line of credit reducing the revolving line to $10.0 million, adjusting the interest to the prime rate plus .50% and adjusted the customary affirmative and negative covenants. Effective July 25, 2003, we further reduced our existing line of credit, reducing the revolving line to $5.0 million and adjusted affirmative and negative covenants. The agreement has an annual revolving maturity date that renews on the effective date. The remaining $50,000 facility fee was amended to $12,500 and was paid. Prior to any advances being made under the line of credit, the bank is required to complete a field examination to determine its borrowing base. We are also required to maintain certain financial ratios as defined in the agreement. To date, we have not borrowed against this line of credit. We were not in compliance with the revised financial covenants of the February 4, 2003 amended line of credit at June 30, 2003, however, we are currently in compliance with the revised financial covenants of the July 25, 2003 amended line of credit.

     The following table summarizes our contractual payment obligations and commitments:


                                               FISCAL YEARS
                                               ------------

                                2004    2005   2006   2007   2008   TOTAL
                               ------  ------  -----  -----  -----  ------
Convertible note payable       $    -  $  867  $   -  $   -  $   -  $  867
Operating leases                1,711   1,348    493    336    202   4,090
Other contractual obligations     476       -      -      -      -     476
                               ------  ------  -----  -----  -----  ------
Total                          $2,187  $2,215  $ 493  $ 336  $ 202  $5,433
                               ======  ======  =====  =====  =====  ======

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

     WE ARE CURRENTLY ENGAGED IN MULTIPLE SECURITIES CLASS ACTION LAWSUITS, A STATE DERIVATIVE SUIT, A LAWSUIT BY OUR FORMER CFO AND COO STEVEN V. COTTON, A LAWSUIT BY FORMER SHAREHOLDERS OF OUR SYNERGETIC SUBSIDIARY, AND A LAWSUIT AGAINST THE FORMER OWNERS OF OUR LIGHTWAVE COMMUNICATIONS SUBSIDIARY, ANY OF WHICH, IF IT RESULTS IN AN UNFAVORABLE RESOLUTION, COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

Government  Investigation

     The SEC is conducting a formal investigation of the events leading up to our restatement of our financial statements on June 25, 2002. The Department of Justice is also conducting an investigation concerning events related to this restatement.

     Class  Action  Lawsuits

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against us and certain of our current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused us to improperly recognize revenue and make false and misleading statements about our business. Plaintiffs further allege that the defendants materially overstated our reported financial results, thereby inflating our stock price during our securities offering in July 2001, as well as facilitating the use of our common stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint now purports to be a class action brought on behalf of persons who purchased or otherwise acquired our common stock during the period of August 4, 2000 through May 30, 2002, inclusive. The amended complaint continues to assert that we and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that we and these officers and directors violated the Securities Act of 1933 arising from our Initial Public Offering in August 2000. We filed a motion to dismiss the additional allegations on March 3, 2003. The Court has taken the motion under submission. We have not yet answered, discovery has not commenced, and no trial date has been established.

     Derivative  Lawsuit

     On July 26, 2002, Samuel Ivy filed a shareholder derivative complaint entitled Ivy v. Bernhard Bruscha, et al., No. 02CC00209, in the Superior Court of the State of California, County of Orange, against certain of our current and former officers and directors. On January 7, 2003, the plaintiff filed an amended complaint. The amended complaint alleges causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, and improper insider stock sales. The complaint seeks unspecified damages against the individual defendants on our behalf, equitable relief, and attorneys' fees.

     We filed a demurrer/motion to dismiss the amended complaint on February 13, 2003. The basis of the demurrer is that the plaintiff does not have standing to bring this lawsuit since plaintiff has never served a demand on our Board that our Board take certain actions on our behalf. On April 17, 2003, the Court overruled our demurrer. Discovery has commenced, but no trial date has been established.

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

     We filed a motion to dismiss on October 16, 2002, on the grounds that Mr. Cotton's complaints are subject to the binding arbitration provisions in Mr. Cotton's employment agreement. On January 13, 2003, the Court ruled that five of the six counts in Mr. Cotton's complaint are subject to binding arbitration. The court is staying the sixth count, for declaratory relief, until the underlying facts are resolved in arbitration. No arbitration date has been set.

Securities  Claims  Brought  by Former Shareholders of Synergetic Micro Systems,
Inc.

     On October 17, 2002, Richard Goldstein and several other former shareholders of Synergetic filed a complaint entitled Goldstein, et al v. Lantronix, Inc., et al in the Superior Court of the State of California, County of Orange, against us and certain of our former officers and directors. Plaintiffs filed an amended complaint on January 7, 2003. The amended complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from our acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. On May 5, 2003, we answered the complaint and generally denied the allegations in the complaint. Discovery has not yet commenced and no trial date has been established.

     Suit filed by Lantronix Against Logical Solutions, Inc.

     On March 25, 2003, we filed in Connecticut state court (Judicial District of New Haven) a complaint entitled Lantronix, Inc. and Lightwave Communications, Inc. v. Logical Solutions, Inc., et. al. This is an action for unfair and deceptive trade practices, unfair competition, unjust enrichment, conversion, misappropriation of trade secrets and tortuous interference with contractual rights and business expectancies. We seek preliminary and permanent injunctive relief and damages. The individual defendants are all former employees of Lightwave Communications, a company that we acquired in June 2001. The suit is pending trial.

     Other

     From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

     The pending lawsuits involve complex questions of fact and law and likely will continue to require the expenditure of significant funds and the diversion of other resources to defend. We are unable to determine the outcome of its outstanding legal proceedings, claims and litigation involving us, our subsidiaries, directors and officers and cannot determine the extent to which these results may have a material adverse effect on our business, results of operations and financial condition taken as a whole. The results of litigation are inherently uncertain, and adverse outcomes are possible. We are unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided fur such matters in the consolidated financial statements.

     THERE IS A RISK THAT THE SEC COULD LEVY FINES AGAINST US, OR DECLARE US TO BE OUT OF COMPLIANCE WITH THE RULES REGARDING OFFERING SECURITIES TO THE PUBLIC.

     The SEC is investigating the events surrounding our recent restatement of our financial statements. The SEC could conclude that we violated the rules of the Securities Act of 1933 or the Securities and Exchange Act of 1934. In either event, the SEC might levy civil fines against us, or might conclude that we lack sufficient internal controls to warrant our being allowed to continue offering our shares to the public. This investigation involves substantial cost and could significantly divert the attention of management. These costs, and the cost of any fines imposed by the SEC, are not covered by insurance. In addition to sanctions imposed by the SEC, an adverse determination could significantly damage our reputation with customers and vendors, and harm our employees' morale.

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

     For example, in July 2001, Digi International, Inc., filed a complaint alleging that we directly and/or indirectly infringed upon a Digi Patent. Following extensive and costly pre-trial preparation, we settled the matter with Digi in November 2002. From time to time in the future we could encounter other disputes over rights and obligations concerning intellectual property. We cannot assume that we will prevail in intellectual property disputes regarding infringement, misappropriation or other disputes. Litigation in which we are accused of infringement or misappropriation might cause a delay in the introduction of new products, require us to develop non-infringing technology, require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all, or require us to pay substantial damages, including treble damages if we are held to have willfully infringed. In addition, we have obligations to indemnify certain of our customers under some circumstances for infringement of third-party intellectual property rights. If any claims from third-parties were to require us to indemnify customers under our agreements, the costs could be substantial, and our business could be harmed. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

     FOUR OF THE FORMER STOCKHOLDERS OF LIGHTWAVE COMMUNICATIONS ARE OPERATING A BUSINESS THAT COMPETES WITH US. IF WE ARE UNSUCCESSFUL IN OUR PENDING LITIGATION AGAINST THIS COMPANY, AND THESE FORMER LIGHTWAVE STOCKHOLDERS, OUR BUSINESS MAY BE HARMED

     In June 2001, we acquired Lightwave Communications. Since that time, four of the founding stockholders and executive officers of Lightwave, as well as several other former employees of Lightwave, have begun operating a business that completes with us. Because these individuals held senior positions at Lightwave, and were exposed to confidential information about Lightwave, as well as Lantronix, if we are unsuccessful in our litigation against them, we may suffer substantial harm.

     We filed this suit to protect the value of the assets we bought in the Lightwave acquisition. If the court refuses to enforce the above agreements, the former employees will be able to compete against us in our markets for console servers, KVM and video display extenders.

     STOCK-BASED COMPENSATION WILL NEGATIVELY AFFECT OUR OPERATING RESULTS.

     We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We recorded deferred compensation of $73,000 for the year ended June 30, 2003. Additionally, we recorded deferred compensation forfeitures of $2.6 million for the year ended June 30, 2003. At June 30, 2003, a balance of $695,000 remains and will be amortized as follows: $562,000 in fiscal 2004, $108,000 in fiscal 2005 and $25,000 in fiscal 2006.

     The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares. The amount of stock-based compensation amortization in future periods could decrease if options for which accrued, but unvested deferred compensation has been recorded, are forfeited. Additionally, as a result of our completing an offer whereby employees holding options to purchase our common stock were given the opportunity to cancel certain of their existing options in exchange for the opportunity to receive new options, we recognized approximately $239,000 of accelerated stock-based compensation for the year ended June 30, 2003. As a result, this will reduce the amount of stock-based compensation in future periods.

     WE HAVE EXCESS INVENTORIES AND THERE IS A RISK WE MAY BE UNABLE TO DISPOSE OF THEM.

     Our products and therefore our inventories are subject to technological risk at any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid their becoming obsolete. As of June 2003, our inventories including raw materials, finished goods and inventory at distributors were valued at $14.0 million and we had reserved $8.0 million against these inventories. As of June 30, 2002, our inventories, including raw materials, finished goods and inventory at distributors were valued at $16.5 million and we had reserved $5.8 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, our operating results could be substantially harmed.

     WE PRIMARILY DEPEND ON FOUR THIRD-PARTY MANUFACTURERS TO MANUFACTURE SUBSTANTIALLY ALL OF OUR PRODUCTS, WHICH REDUCES OUR CONTROL OVER THE
MANUFACTURING PROCESS. IF THESE MANUFACTURERS ARE UNABLE OR UNWILLING TO MANUFACTURE OUR PRODUCTS AT THE QUALITY AND QUANTITY WE REQUEST, OUR BUSINESS COULD BE HARMED AND OUR STOCK PRICE COULD DECLINE.

     We outsource substantially all of our manufacturing to four third-party manufacturers, Varian, Inc., Irvine Electronics, Technical Manufacturing Corp. and Uni Precision Industrial LtdOur reliance on these third-party manufacturers exposes us to a number of significant risks, including:

- reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

-    lack  of  guaranteed  production  capacity  or  product  supply;  and

- reliance on third-party manufacturers to maintain competitive manufacturing technologies.

     Our agreements with these manufacturers provide for services on a purchase order basis. If our manufacturers were to become unable or unwilling to continue to manufacture our products in required volumes, at acceptable quality, quantity, yields and costs, or in a timely manner, our business would be seriously harmed. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. Moreover, if we shift products among third-party manufacturers, we may incur substantial expenses, risk material delays, or encounter other unexpected issues. For example, in the third quarter of this year we encountered product shortages related to the transition to a third-party manufacturer. This product shortage contributed to our net revenues falling below our publicly announced estimates.

     In addition, a natural disaster could disrupt our manufacturers' facilities and could inhibit our manufacturers' ability to provide us with manufacturing capacity on a timely basis, or at all. If this were to occur, we likely would be unable to fill customers' existing orders or accept new orders for our products. The resulting decline in net revenues would harm our business. In addition, we are responsible for forecasting the demand for our individual products. These forecasts are used by our contract manufacturers to procure raw materials and manufacture our finished goods. If we forecast demand too high, we may invest too much cash in inventory and we may be forced to take a write-down of our inventory balance, which would reduce our earnings. If our forecast is too low for one or more products, we may be required to pay expedite charges which would increase our cost of revenues or we may be unable to fulfill customer orders, thus reducing net revenues and therefore earnings.

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

     Any acquisition or investment could result in the incurrence of debt and the loss of key employees. Moreover, we often assume specified liabilities of the companies we acquire. Some of these liabilities, are difficult or impossible to quantify. If we do not receive adequate indemnification for these liabilities our business may be harmed. In addition, acquisitions are likely to result in a dilutive issuance of equity securities. For example, we issued common stock and assumed options to acquire our common stock in connection with our acquisitions of USSC, Lightwave, Synergetic and Premise. We cannot assure you that any acquisitions or acquired businesses, client lists, products or technologies associated therewith will generate sufficient net revenues to offset the associated costs of the acquisitions or will not result in other adverse effects. Moreover, from time to time we may enter into negotiations for the acquisition of businesses, client lists, products or technologies, but be unable or unwilling to consummate the acquisition under consideration. This could cause significant diversion of managerial attention and out of pocket expenses to us. We could also be exposed to litigation as a result of an unconsummated acquisition, including claims that we failed to negotiate in good faith, misappropriated confidential information or other claims.

     In addition, from time to time we may invest in businesses that we believe present attractive investment opportunities, or provide other synergetic benefits. In September and October 2001, we paid an aggregate of $3.0 million to Xanboo for convertible promissory notes, which have converted, in accordance with their terms, into Xanboo preferred stock. In addition, we purchased an additional $4.0 million of preferred stock in Xanboo. As of June 30, 2003, we hold a 15.3% ownership interest with a net book value of $5.4 million, in Xanboo. This investment is speculative in nature, and there is risk that we could lose part or all of our investment.

     INABILITY, DELAYS IN DELIVERIES OR QUALITY PROBLEMS FROM OUR COMPONENT SUPPLIERS COULD DAMAGE OUR REPUTATION AND COULD CAUSE OUR NET REVENUES TO DECLINE AND HARM OUR RESULTS OF OPERATIONS.

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

     For most of our existence, we primarily sold our products to distributors, VARs and system integrators. Although we intend to continue to use all of these sales channels, we have begun to focus more heavily on selling our products to OEMs. Selling products to OEMs involves unique risks, including the risk that OEMs will develop internal expertise in network-enabling products or will otherwise provide network functionality to their products without using our device server technology. If this were to occur, our stock price could decline in value and you could lose part or all of your investment.

     OUR ENTRY INTO, AND INVESTMENT IN, THE HOME NETWORK MARKET HAS RISKS INHERENT IN RELYING ON ANY EMERGING MARKET FOR FUTURE GROWTH.

     The success of our Premise SYS software and our investment in Xanboo are dependent on the development of a market for home networking. It is possible this home network market may develop slowly, or not at all, or that others could enter this market with superior product offerings that would impair our own success. We could lose some or all of our investment, or be unsuccessful in achieving significant revenues and therefore profitability, in these initiatives. If this were to occur, our operating results could be harmed, and our stock price could decline.

     IF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE NOT SUCCESSFUL OUR NET REVENUES COULD DECLINE AND BUSINESS COULD BE HARMED.

     For the year ended June 30, 2003, we incurred $10.4 million in research and development expenses, which comprised 21.0% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development.

     IF A MAJOR CUSTOMER CANCELS, REDUCES, OR DELAYS PURCHASES, OUR NET REVENUES MIGHT DECLINE AND OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our top five customers accounted for 34% of our net revenues for the year ended June 30, 2003. One customer. Ingram Micro, Inc., accounted for approximately 11%, 12% and 14% of our net revenues for the years ended June 30, 2003, 2002 and 2001, respectively. Another customer, Tech Data Corporation, accounted for approximately 10%, 11% and 10% of our net revenues for the years ended June 30, 2003, 2002 and 2001, respectively. Accounts receivable attributable to these two domestic customers accounted for approximately 16% and 21% of total accounts receivable at June 30, 2003 and 2002, respectively. The number and timing of sales to our distributors have been difficult for us to predict. The loss or deferral of one or more significant sales in a quarter could harm our operating results. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace and the growth of our business could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our device server technology. Our sales are usually completed on a purchase order basis and we have no long-term purchase commitments from our customers.

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

     UNDETECTED PRODUCT ERRORS OR DEFECTS COULD RESULT IN LOSS OF NET REVENUES, DELAYED MARKET ACCEPTANCE AND CLAIMS AGAINST US.

     We currently offer warranties ranging from ninety days to two years on each of our products. Our products could contain undetected errors or defects. If there is a product failure, we might have to replace all affected products without being able to book revenue for replacement units, or we may have to refund the purchase price for the units. Because of our recent introduction of our line of device servers, we do not have a long history with which to assess the risks of unexpected product failures or defects for this product line. Regardless of the amount of testing we undertake, some errors might be discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of net revenues and claims against us. Significant product warranty claims against us could harm our business, reputation and financial results and cause the price of our stock to decline.

     BECAUSE WE ARE DEPENDENT ON INTERNATIONAL SALES FOR A SUBSTANTIAL AMOUNT OF OUR NET REVENUES, WE FACE THE RISKS OF INTERNATIONAL BUSINESS AND ASSOCIATED
CURRENCY  FLUCTUATIONS,  WHICH  MIGHT  ADVERSELY  AFFECT  OUR OPERATING RESULTS.

     Net revenues from international sales represented 24%, 17% and 32% of net revenues for the years ended June 30, 2003, 2002 and 2001, respectively. Net revenues from Europe represented 21%, 14% and 28% of our net revenues for the years ended June 30, 2003, 2002 and 2001, respectively.

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

INTEREST  RATE  RISK

     Our exposure to interest rate risk is limited to the exposure related to our cash and cash equivalents, marketable securities and our credit facilities, which is tied to market interest rates. As of June 30, 2003 and 2002, we had cash and cash equivalents of $7.3 million and $26.5 million, respectively, which consisted of cash and short-term investments with original maturities of ninety days or less, both domestically and internationally. As of June 30, 2003 and 2002, we had marketable securities of $6.8 million and $7.0 million, respectively consisting of obligations of U.S. Government agencies, state, municipal and county government notes and bonds. We believe our marketable securities will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

FOREIGN CURRENCY RISK

     We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

INVESTMENT RISK

     As of June 30, 2003 and 2002, we have a net investment of $5.4 million and $6.7 million, respectively, in Xanboo, a privately held company which can still be considered in the start-up or development stages. This investment is inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. There is a risk that we could lose part or all of our investment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are incorporated by reference from Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not  Applicable.

ITEM  9A.     CONTROLS  AND  PROCEDURES

     (a)  Evaluation  of  disclosure  controls  and  procedures.

     Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Annual Report on Form 10-K, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART  III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(a) The information required by Item 10 of this Annual Report on Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in Lantronix's definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 20, 2003 (the Proxy Statement), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of Lantronix, see "Executive Officers of the Registrant" included in Part I of this report.

(b) The information required by Item 10 of this Annual Report on Form 10-K with respect to compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned "Compliance with Section 16 of the Securities Exchange
     Act  of  1934"  in  the  Proxy  Statement.

ITEM  11.    EXECUTIVE  COMPENSATION

     The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation and Related Information" in the Proxy Statement.

ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the sections captioned "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the sections captioned "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

     Howard Slayen, a member of our Board of Directors also serves as our nominee to the Xanboo Board of Directors. Marc Nussbaum our Chief Executive Officer also served as a nominee to the Xanboo Board of Directors prior to his resignation from the Xanboo board in August 2003.

     One international customer, transtec AG, which is a related party due to common ownership by our largest stockholder and former Chairman of our Board of Directors, Bernhard Bruscha, accounted for approximately 4%, 5% and 9% of our net revenues for the years ended June 30, 2003, 2002 and 2001, respectively. Included in the accompanying consolidated balance sheets are approximately $246,000 and $787,000 due to this related party at June 30, 2002 and 2001, respectively. No significant amount was due to or from this related party at June 30, 2003. We also had an agreement with transtec AG for the provision of technical support services at the rate of $7,500 per month, which has now been terminated. Included in selling, general and administrative expenses are $90,000 for each of the years ended June 30, 2002 and 2001, respectively.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

                                     PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON 8-K.

(a)     1.    Consolidated  Financial  Statements.

     The following financial statement schedule of the Company and related Report of Independent Auditors are filed as part of this Form 10-K.


                                                                                                  PAGE
                                                                                                  ----------
Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1
Consolidated Balance Sheets as of June 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Statements of Operations for the years ended June 30, 2003, 2002 and 2001 . . . . .  F-3
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2003, 2002 and 2001  F-4
Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001 . . . . .  F-5
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6 - F-32

2.     Financial  Statement  Schedule

     The following financial statement schedule of the Company and related Report of Independent Auditors are filed as part of this Form 10-K.


                                                                    PAGE
                                                                    -------

(1) Report of Independent Auditors on Financial Statement Schedule      S-1
(2) Schedule II-Consolidated Valuation and Qualifying Accounts          S-2


     All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

         3.    Exhibits

     The following exhibits immediately follow the financial statements and are filed as part of, or hereby incorporated by reference into this Form 10-K.


 EXHIBIT
 NUMBER    DESCRIPTION OF DOCUMENT
---------  ---------------------------------------------------------------------------

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

10.6**         Form of Warranty.

10.7*          Employment Agreement between registrant and Frederick Thiel.

10.8*          Employment Agreement between registrant and Steven Cotton.

10.9*          Employment Agreement between registrant and Johannes Rietschel.

10.10**        Lease Agreement between registrant and The Irvine Company.



 EXHIBIT
 NUMBER    DESCRIPTION OF DOCUMENT
---------  ---------------------------------------------------------------------------

10.11**        Loan and Security Agreement between registrant and Silicon Valley Bank.

10.12+**       Research and Development Agreement between registrant and Gordian.

10.13+**       Distributor Contract between registrant and Tech Data Corporation.

10.14+**       Distributor Contract between registrant and Ingram Micro Inc.

10.15*****     Offer  to  Exchange  Outstanding Options, dated December 19, 2002.

21.1****       Subsidiaries of registrant.

23.1           Consent of Independent Auditors.

24.1           Power of Attorney (see page II-2).

31.1           Certification of Principal Executive Officer, filed herewith.

31.2           Certification of Principal Financial Officer, filed herewith.

32.1           Certification of Chief Executive Officer and Chief Financial Officer
               pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.


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

***** Incorporated by reference to Exhibit 99(A)(1) to the schedule TO filed with the Securities and Exchange Commission on December 19, 2002.

+ Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406.

++ Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K pursuant to
     Item  15(c).


(1)        Report of Independent Auditors on Financial Statement Schedule. . . . . . .   S-1

(2)        Schedule II- Consolidated Valuation and Qualifying Accounts. . . . . . . . .  S-2

(b)    Reports  on  Form  8-K.

The Company filed the following current reports on Form 8-K during the quarter ended June 30, 2003:

     Form 8-K filed on April 21, 2003, updating previous guidance regarding the Company's third fiscal quarter ended March 31, 2003

     Form 8-K filed on May 16, 2003 reporting the results of the Company's third fiscal quarter ended March 31, 2003, including an unaudited balance sheet and statement of operations.

                         REPORT OF INDEPENDENT AUDITORS

The  Board  of  Directors  and  Stockholders
Lantronix,  Inc.

     We have audited the accompanying consolidated balance sheets of Lantronix, Inc. as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lantronix, Inc. at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 5, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/    ERNST  &  YOUNG  LLP

Orange  County,  California
September  26,  2003

                                 LANTRONIX, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                          JUNE 30,
                                                                                          --------
                                                                                       2003       2002
                                                                                    ----------  ---------
ASSETS

Current assets:
Cash and cash equivalents                                                           $   7,328   $ 26,491
Marketable securities                                                                   6,750      6,963
Accounts receivable (net of allowance for doubtful accounts of $572
and $1,466 at June 30, 2003 and 2002, respectively)                                     3,858      6,172
Inventories                                                                             6,011     10,743
Deferred income taxes                                                                   7,909      5,205
Contract manufacturers receivable (net of allowance of $62 at June 30, 2003)            1,744      1,652
Prepaid expenses and other current assets                                               3,861      3,647
                                                                                    ----------  ---------
Total current assets                                                                   37,461     60,873
Property and equipment, net                                                             2,541      5,039
Goodwill                                                                               11,726     13,811
Purchased intangible assets, net                                                        5,394     14,681
Long-term investments                                                                   5,458      6,761
Officer loans (net of allowance of $4,154 at June 30, 2003 and 2002, respectively)        104        104
Other assets                                                                              172      2,543
                                                                                    ----------  ---------
Total assets                                                                        $  62,856   $103,812
                                                                                    ==========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                    $   4,801   $  4,607
Due to related party                                                                        -        246
Accrued payroll and related expenses                                                    1,367      1,530
Due to Gordian                                                                          1,000      2,000
Accrued litigation settlement                                                           1,533      2,004
Warranty reserve                                                                        1,193        479
Restructuring reserve                                                                   3,235        407
Other current liabilities                                                               2,634      4,177
                                                                                    ----------  ---------
Total current liabilities                                                              15,763     15,450
Deferred income taxes                                                                   8,509      5,205
Due to Gordian                                                                              -      1,000
Convertible note payable                                                                  867          -

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding                                                                 -          -
Common stock, $0.0001 par value; 200,000,000 shares authorized;
55,425,774 and 54,252,528 shares issued and outstanding at
June 30, 2003 and 2002, respectively                                                        6          5
Additional paid-in capital                                                            178,628    179,547
Notes receivable from officers (net of allowance of $249 at
June 30, 2003 and 2002, respectively)                                                       -        (28)
Deferred compensation                                                                    (695)    (4,546)
Accumulated deficit                                                                  (140,424)   (92,875)
Accumulated other comprehensive gain                                                      202         54
                                                                                    ----------  ---------
Total stockholders' equity                                                             37,717     82,157
                                                                                    ----------  ---------
Total liabilities and stockholders' equity                                          $  62,856   $103,812
                                                                                    ==========  =========

                            See accompanying notes.

                                 LANTRONIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      YEARS ENDED JUNE 30,
                                                                                      --------------------
                                                                                    2003       2002       2001
                                                                                  ---------  ---------  ---------
Net revenues (A)                                                                  $ 49,509   $ 57,646   $ 48,972
Cost of revenues (B)                                                                37,603     40,510     24,530
                                                                                  ---------  ---------  ---------
Gross profit                                                                        11,906     17,136     24,442
                                                                                  ---------  ---------  ---------
Operating expenses:
Selling, general and administrative (C)                                             30,633     41,575     23,998
Research and development (C)                                                        10,413      9,225      4,478
Stock-based compensation (B) (C)                                                     1,453      2,863      3,019
Amortization of goodwill and purchased intangible assets                             1,002      1,263      1,490
Impairment of goodwill and purchased intangible assets                               6,708     50,828          -
Restructuring charges                                                                5,711      3,473          -
Litigation settlement costs                                                          2,607      1,912          -
In-process research and development                                                      -      1,000      2,596
                                                                                  ---------  ---------  ---------
Total operating expenses                                                            58,527    112,139     35,581
                                                                                  ---------  ---------  ---------
Loss from operations                                                               (46,621)   (95,003)   (11,139)
Interest income (expense), net                                                         248      1,546      2,182
Other income (expense), net                                                           (926)      (760)      (167)
                                                                                  ---------  ---------  ---------
Loss before income taxes and cumulative effect of accounting changes               (47,299)   (94,217)    (9,124)
Provision (benefit) for income taxes                                                   250     (6,665)    (1,876)
                                                                                  ---------  ---------  ---------
Loss before cumulative effect of accounting changes                                (47,549)   (87,552)    (7,248)
Cumulative effect of accounting changes:
Change in revenue recognition policy, net of income tax benefit of $176                  -          -       (597)
Adoption of new accounting standard, SFAS No. 142                                        -     (5,905)         -
                                                                                  ---------  ---------  ---------
Net loss                                                                          $(47,549)  $(93,457)  $ (7,845)
                                                                                  =========  =========  =========
Basic and diluted loss per share before cumulative effect of accounting changes   $  (0.88)  $  (1.70)  $  (0.19)
Cumulative effect of accounting changes per share:
Change in revenue recognition policy, net of income tax benefit of $176                  -          -      (0.02)
Adoption of new accounting standard, SFAS No. 142                                        -      (0.12)         -
                                                                                  ---------  ---------  ---------
Basic and diluted net loss per share                                              $  (0.88)  $  (1.82)  $  (0.21)
                                                                                  =========  =========  =========
Weighted average shares (basic and diluted)                                         54,329     51,403     36,946
                                                                                  =========  =========  =========

(A) Includes revenues from related parties                                        $  1,845   $  2,644   $  4,257
                                                                                  =========  =========  =========
(B) Cost of revenues includes the following:
Amortization of purchased intangible assets                                       $  4,042   $  2,446   $    220
Impairment of purchased intangible assets                                            3,929      6,448          -
Stock-based compensation                                                                89        117         87
                                                                                  ---------  ---------  ---------
                                                                                  $  8,060   $  9,011   $    307
                                                                                  =========  =========  =========
(C) Stock-based compensation is excluded from the following:
Selling, general and administrative expenses                                      $  1,074   $  2,086   $  2,589
Research and development expenses                                                      379        777        430
                                                                                  ---------  ---------  ---------
                                                                                  $  1,453   $  2,863   $  3,019
                                                                                  =========  =========  =========

                            See accompanying notes.

                                 LANTRONIX, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                NOTES                    RETAINED      ACCUMULATED
                                                    ADDITIONAL  RECEIVABLE               EARNINGS         OTHER          TOTAL
                                   COMMON STOCK     PAID-IN     FROM        DEFERRED     (ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'
                                  SHARES    AMOUNT  CAPITAL     OFFICERS   COMPENSATION  DEFICIT)      GAIN(LOSS)       EQUITY
                                ----------  ------  ----------  --------   ------------  ------------  -------------  -------------
Balance at June 30, 2000        29,803,232  $   3   $   13,221  $  (152)   $    (8,942)  $    8,427    $       (10)   $     12,547
Issuance of common stock in
initial public offering          6,000,000       1      53,706        -              -            -              -          53,707
Stock options exercised          1,450,656       -         689        -              -            -              -             689
Deferred compensation, net               -       -       4,184        -         (4,184)           -              -               -
Stock-based compensation                 -       -           -        -          3,106            -              -           3,106
Notes receivable issued to
officers for stock purchase      1,965,498       -         670     (670)             -            -              -               -
Purchase transactions            4,082,417       -      37,401        -              -            -              -          37,401
Repayment of notes receivable            -       -           -       32              -            -              -              32
Components of comprehensive
loss:
Translation adjustment                   -       -           -        -              -            -             (9)             (9)
Change in net unrealized
loss on investment                       -       -           -        -              -            -           (132)           (132)
Net loss                                 -       -           -        -              -       (7,845)             -          (7,845)
                                                                                                                          ---------
Comprehensive loss . . . . . .                                                                                              (7,986)
                                ----------  ------  ----------  --------   ------------  ------------  -------------  -------------
Balance at June 30, 2001        43,301,803       4     109,871     (790)       (10,020)         582           (151)         99,496
Issuance of common stock
in secondary public offering     6,400,500       1      47,085        -              -            -              -          47,086
Stock options exercised          1,073,452       -       1,619        -              -            -              -           1,619
Employee stock purchase plan       178,687       -         437        -              -            -              -             437
Deferred compensation, net               -       -      (1,899)       -          1,899            -              -               -
Stock-based compensation                 -       -           -        -          3,575            -              -           3,575
Repayment of notes receivable            -       -           -      513              -            -              -             513
Provision for notes receivable
from officers                            -       -           -      249              -            -              -             249
Purchase transactions            3,298,086       -      22,941        -              -            -              -          22,941
Repurchase of common stock               -       -        (507)       -              -            -              -            (507)
Components of comprehensive
loss:
Translation adjustment                   -       -           -        -              -            -             73              73
Change in net unrealized
loss on investment                       -       -           -        -              -            -            132             132
Net loss                                 -       -           -        -              -      (93,457)             -         (93,457)
                                                                                                                          ---------
Comprehensive loss . . . . . .                                                                                             (93,252)
                                ----------  ------  ----------  --------   ------------  ------------  -------------  -------------
Balance at June 30, 2002        54,252,528       5     179,547      (28)        (4,546)     (92,875)            54          82,157
Stock options exercised            152,004       -          37        -              -            -              -              37
Repurchase of common stock        (448,335)      -           -        -              -            -              -               -
Employee stock purchase plan       406,205       -         280        -              -            -              -             280
Deferred compensation, net               -       -      (2,310)       -          2,548            -              -             238
Stock-based compensation                 -       -           -        -          1,303            -              -           1,303
Repayment of notes receivable            -       -           -       28              -            -              -              28
Premise settlement               1,063,372       1       1,074        -              -            -              -           1,075
Components of comprehensive
loss:
Translation adjustment                   -       -           -        -              -            -            148             148
Net loss                                 -       -           -        -              -      (47,549)             -         (47,549)
                                                                                                                          ---------
Comprehensive loss . . . . . .                                                                                             (47,401)
                                ----------  ------  ----------  --------   ------------  ------------  -------------  -------------
Balance at June 30, 2002        55,425,774   $   6  $  178,628   $   (-)   $      (695)  $ (140,424)   $       202    $     37,717
                                ===========  =====  ===========  =======   ============  ===========   ===========    =============

                            See accompanying notes.

                                LANTRONIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   YEARS ENDED JUNE 30,
                                                                                   --------------------
                                                                                 2003       2002       2001
                                                                               ---------  ---------  ---------
Cash flows from operating activities:
Net loss                                                                       $(47,549)  $(93,457)  $ (7,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting changes:
Change in revenue recognition policy, net of income tax benefit of $176               -          -        597
Adoption of new accounting standard, SFAS No. 142                                     -      5,905          -
Depreciation                                                                      2,462      2,510        909
Amortization of goodwill and purchased intangible assets                          5,044      3,709      1,710
Impairment of goodwill and purchased intangible assets                           10,637     57,276          -
Stock-based compensation                                                          1,542      2,980      3,106
Deferred income taxes                                                                 -     (5,594)    (2,232)
Provision for officer loans                                                           -      4,403          -
Restructuring charges                                                             3,138      3,473          -
Litigation settlement costs                                                       2,607      1,912          -
Equity losses from unconsolidated businesses                                      1,303      1,002          -
Provision for doubtful accounts                                                    (473)     1,680        108
Provision for inventory reserves                                                  4,189      3,443      2,013
In-process research and development                                                   -      1,000      2,596
Revaluation of strategic investment                                                   -        500          -
Loss on disposal of assets                                                            -          -         25
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable                                                               2,849      2,543     (1,440)
Inventories                                                                         584       (459)    (4,602)
Contract manufacturers receivable                                                  (154)         -     (1,652)
Prepaid expenses and other current assets                                         1,442     (1,451)    (2,500)
Other assets                                                                        148     (2,404)      (742)
Accounts payable                                                                    194     (3,829)     2,216
Due to related party                                                               (246)      (541)         -
Due to Gordian                                                                   (2,000)     3,000          -
Accrued Lightwave settlement                                                     (2,004)         -         17
Warranty reserve                                                                    714        (83)         -
Other current liabilities                                                        (1,936)      (348)       513
                                                                               ---------  ---------  ---------
Net cash used in operating activities                                           (17,509)   (12,830)    (4,953)
                                                                               ---------  ---------  ---------
Cash flows from investing activities:
Purchases of property and equipment, net                                           (283)    (2,750)    (4,632)
Purchases of marketable securities                                              (11,000)    (9,490)   (30,470)
Purchase of intellectual property                                                     -     (6,000)         -
Purchases of minority investments                                                     -     (7,288)    (2,136)
Proceeds from sale of marketable securities                                      11,250      4,500     28,497
Officer loans                                                                         -          -     (4,131)
Acquisition of businesses, net of cash acquired                                  (2,114)    (4,746)   (16,464)
                                                                               ---------  ---------  ---------
Net cash used in investing activities                                            (2,147)   (25,774)   (29,336)
                                                                               ---------  ---------  ---------
Cash flows from financing activities:
Net proceeds from underwritten offerings of common stock                              -     47,085     53,706
Net proceeds from other issuances of common stock                                   317      2,057        689
Proceeds from repayment of notes receivable from officers                            28        513         32
Payments on debt obligations                                                          -          -     (6,750)
                                                                               ---------  ---------  ---------
Net cash provided by financing activities                                           345     49,655     47,677
Effect of exchange rates on cash                                                    148         73         (9)
                                                                               ---------  ---------  ---------
Net increase (decrease) in cash                                                 (19,163)    11,124     13,379
Cash and cash equivalents at beginning of year                                   26,491     15,367      1,988
                                                                               ---------  ---------  ---------
Cash and cash equivalents at end of year                                       $  7,328   $ 26,491   $ 15,367
                                                                               =========  =========  =========
Supplemental disclosure of cash flow information:
Interest paid                                                                  $     13   $     49   $      8
Income taxes paid                                                              $     49   $    210   $    276


                            See accompanying notes.

                                 LANTRONIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

1.    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The  Company

     Lantronix, Inc. (the "Company"), incorporated in California in June 1989 and re-incorporated in the State of Delaware in May 2000, is engaged primarily in the design and distribution of networking and Internet connectivity products on a worldwide basis. The actual assembly and a significant portion of the engineering of the Company's products are outsourced to third parties.

Basis  of  Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Substantially all of the Company's net tangible assets were located within the United States.

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

Revenue  Recognition

     The Company does not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Commencing July 1, 2000 the Company adopted a new accounting policy for revenue recognition such that recognition of revenue and related gross profit from sales to distributors are deferred until the distributor resells the product. Net revenue from certain smaller distributors, for which point-of-sale information is not available, is recognized one month after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end user. The cumulative effect of the accounting change recorded as of July 1, 2000 was a charge of $597,000 (net of income taxes of $176,000) or $0.02 per share. Revenues from product sales to original equipment manufacturers, end user customers, other resellers and from sales to distributors prior to July 1, 2000 generally were recognized upon product shipment, but may have been deferred to a later date if all revenue recognition criteria were not met at the date of shipment. When product sales revenue is recognized, the Company establishes an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, it establishes an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed the Company's estimates, additional reductions to revenues would result. Revenue from the licensing of software is recognized at the time of shipment (or at the time of resale in the case of software products sold through distributors), provided the Company has vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Revenue from post contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered.

Concentration  of  Credit  Risk

     The Company's accounts receivable are derived from revenues earned from customers located throughout North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Credit losses have historically been within management's expectations. The Company generally does not require collateral or other security from its customers. The Company invests its excess cash in deposits with major banks, in U.S. Government agencies, state, municipal and county governments notes and bonds.

Fair  Value  of  Financial  Instruments

     The Company's financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, convertible debt and accrued liabilities. The Company believes all of the financial instruments' recorded values approximate current values because of the short maturities of these investments.

                                 LANTRONIX, INC.

                                  JUNE 30, 2003

Marketable Securities

     The Company defines marketable securities available for sale as income yielding securities, which can be readily converted to cash. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county governments notes and bonds.

Foreign Currency Translation

     The financial statements of foreign subsidiaries whose functional currency is not the U.S. dollar have been translated to U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Exchange gains and losses from foreign currency translations are reported as a component of accumulated other comprehensive gain
(loss) within stockholders' equity. Exchange gains and losses from foreign currency transactions are recognized in the consolidated statement of operations and historically have not been material.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and short-term investments with original maturities of ninety days or less.

Investments

     The Company accounts for its investments in debt and equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income.

     In September and October 2001, the Company paid an aggregate of $3.0 million to Xanboo Inc. ("Xanboo") for convertible promissory notes, which converted in January 2002, in accordance with their terms, into Xanboo preferred stock. In addition, the Company purchased $4.0 million of Xanboo preferred stock in January 2002. The Company's ownership interest in Xanboo was 15.3% and 15.8% at June 30, 2003 and 2002, respectively. The Company is accounting for this long-term investment under the equity method based upon the Company's ability, through representation on Xanboo's board of directors to exercise significant influence over its operations. The Company's interest in the losses of Xanboo aggregating $1.3 million and $526,000 during the years ended June 30, 2003 and 2002, respectively, have been recognized as other expense in the accompanying consolidated statement of operations.

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

Inventories

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. The Company provides reserves for excess and obsolete inventories determined primarily based upon estimates of future demand for the Company's products. Shipping and handling costs are classified as a component of cost of revenues in the consolidated statements of operations.

Property and Equipment

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the assets' estimated useful lives ranging from three to five years. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease term or five years. Major renewals and betterments are capitalized, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred.

                                 LANTRONIX, INC.

                                  JUNE 30, 2003

Long-Lived Assets

     Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Capitalized Internal Use Software Costs

     The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized computer software costs consist of purchased software licenses and implementation costs. At June 30, 2003 and 2002 of $734,000 and $1.7 million, respectively, are included in computer and office equipment in the accompanying consolidated balance sheet. The capitalized software costs are being amortized on a straight-line basis over a period of three years. Amortization for the years ended June 30, 2003, 2002 and 2001 totaled $776,000, $999,000 and $221,000, respectively. Capitalized internal use software with a net carrying amount of approximately $107,000 and $898,000 were written off for the years ended June 30, 2003 and 2002, respectively, as a result of the Company's fiscal 2003 and 2002 restructuring plans (Note 6).

Income Taxes

     Income taxes are computed under the liability method. This method requires the recognition of deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

Stock-Based Compensation

     The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"), and SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure ("SFAS No. 148"). Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS No. 123.

     The Company also complies with Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25", ("FIN 44"). FIN 44 clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination.

     For stock option grants to non-employees who are consultants to the Company, the Company complies with the provisions of Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services" ("EITF 96-18"). EITF 96-18 requires variable plan accounting with respect to such non-employee stock options, whereby compensation associated with such options is measured on the date such options vest, and incorporates the then-current fair market value of the Company's common stock into the option valuation model.

     Pro forma information regarding net income loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.

     The value of the Company's stock-based awards granted to employees prior to the Company's initial public offering in August 2000 was estimated using the minimum value method, which does not consider stock price volatility. Stock-based awards granted subsequent to the initial public offering have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company's stock price, determined in accordance with SFAS No. 123, in arriving at an option valuation. Estimates and other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted prior to the initial public offering under the minimum value method.

     The fair value of options granted to employees after the initial public offering was estimated assuming no expected dividends, a weighted average expected life of five years, a weighted average risk-free interest rate of 1.9% and an expected volatility of 128%.

     The weighted average fair value of options granted to employees during 2003, 2002 and 2001 was $0.68, $3.81 and $7.32, respectively. For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying instruments. The results of applying SFAS No. 123 to the Company's stock-based awards to employees would approximate the following:

                                            YEARS ENDED JUNE 30,
                                            --------------------
                                         2003       2002       2001
                                       ---------  ---------  ---------
                                            (IN THOUSANDS, EXCEPT
                                                PER SHARE DATA)

Net loss:
As reported                            $(47,549)  $(93,457)  $ (7,845)
Pro forma                               (52,311)   (97,708)   (11,144)
Basic and diluted net loss per share:
As reported                            $  (0.88)  $  (1.82)  $   (.21)
Pro forma                                 (0.96)     (1.90)      (.30)

                                 LANTRONIX, INC.

                                  JUNE 30, 2003

Loss Per Share

     Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the year.


                                                                                      YEARS ENDED JUNE 30,
                                                                                      --------------------
                                                                                    2003       2002       2001
                                                                                  ---------  ---------  --------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Loss before cumulative effect of accounting changes                               $(47,549)  $(87,552)  $(7,248)
Cumulative effect of accounting changes:
Change in revenue recognition policy, net of income tax benefit of $176                  -          -      (597)
Adoption of new accounting standard, SFAS No. 142                                        -     (5,905)        -
                                                                                  ---------  ---------  --------
Net loss                                                                          $(47,549)  $(93,457)  $(7,845)
                                                                                  =========  =========  ========
Denominator:
Weighted-average shares outstanding                                                 54,661     51,909    37,227
Less: Non-vested common shares outstanding                                            (332)      (506)     (281)
                                                                                  ---------  ---------  --------
Denominator for basic and diluted loss per share                                    54,329     51,403    36,946
                                                                                  =========  =========  ========
Basic and diluted loss per share before cumulative effect of accounting changes   $  (0.88)  $  (1.70)  $ (0.19)
Cumulative effect of accounting changes per share:
Change in revenue recognition policy, net of income tax benefit of $176                  -          -     (0.02)
Adoption of new accounting standard, SFAS No. 142                                        -      (0.12)        -
                                                                                  ---------  ---------  --------
Basic and diluted net loss per share                                              $  (0.88)  $  (1.82)  $ (0.21)
                                                                                  =========  =========  ========

     Common share equivalents of 453,053, 359,222 and 2,964,229 have been excluded from the diluted net loss per share calculation for the years ended June 30, 2003, 2002 and 2001, respectively, because they were antidilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

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

Warranty

     Upon shipment to its customers, the Company provides for the estimated cost to repair or replace products to be returned under warranty. The Company's warranty periods generally range from ninety days to five years from the date of shipment. Effective August 1, 2003, the Company changed its warranty period to two years on all products for Europe and one year for all other regions.

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense was approximately $336,000, $703,000, and $1.1 million for the years ended June 30, 2003, 2002 and 2001, respectively.

Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income (loss), and its components in the consolidated financial statements. Other accumulated comprehensive loss includes foreign currency translation adjustments and unrealized losses on investments.

Segment Information

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has only one reportable segment, networking and internet connectivity.

Reclassifications

     Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform with current year presentation.

                                 LANTRONIX, INC.

                                  JUNE 30, 2003

Recent Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). This statement requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued. The Company did not have any outstanding guarantees that were required to be recorded upon adoption of Fin No. 45. The Company's product warranties, which are subject to the disclosure provisions of FIN No. 45, have been disclosed in the accompanying consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which amends SFAS No. 123. SFAS No. 148 amends the disclosure requirements in SFAS No. 123 for stock-based compensation for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB No. 25. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS No. 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123.

     In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires the primary beneficiary of a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures.

2.    BUSINESS  COMBINATIONS

     During fiscal year 2001, the Company completed the acquisitions of United States Software Corporation ("USSC") and Lightwave Communications, Inc. ("Lightwave"). During fiscal year 2002, the Company completed the acquisitions of Synergetic Micro Systems, Inc. ("Synergetic") and Premise Systems, Inc. ("Premise"). During fiscal year 2003, the Company completed the acquisition of Stallion. These acquisitions have been accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations of these acquisitions after their dates of acquisition. The acquisition of USSC provides the Company with a software operating system, protocol stacks and an application development environment for embedded technology. The acquisition of Lightwave provides the Company with a higher end console management product. The acquisition of Synergetic provides the Company with high-performance embedded chips to complement its device networking products. The acquisition of Premise and its SYS(TM) software suite complements the Company's Device Networking products by providing management and control capabilities for devices that have been network and Internet-enabled. The acquisition of Stallion Technologies PTY, LTD ("Stallion") complements the Company's existing multiport and terminal server product lines.

     A summary of transactions accounted for using the purchase method of accounting is outlined below:

                                 LANTRONIX, INC.

                                  JUNE 30, 2003



                                                                                      SHARES
                                                                                      RESERVED  TOTAL SHARES
                                      DATE                                          FOR OPTIONS  ISSUED OR        CASH
COMPANY ACQUIRED                    ACQUIRED            BUSINESS        SHARES ISSUED  ASSUMED    RESERVED    CONSIDERATION
-----------------------------  ------------------  -------------------  -------------  -------  ------------  --------------

                                                   Software solutions
USSC                           Dec. 2000           provider                   653,846  133,333       787,179  $  2.5 million
                                                   Developer of console
Lightwave                      Jun. 2001           management products      3,428,571  870,513     4,299,084  $ 12.0 million
                                                   Embedded network
                                                   Communications
Synergetic                     Oct. 2001           solutions provider       2,234,715  615,705     2,850,420  $  2.7 million
                                                   Developer of client
                                                   side software
Premise                        Jan. 2002           applications             1,063,371  875,000     1,938,371               -
                                                   Provider of terminal
                                                   servers and multiport
Stallion                       Aug. 2002           products                         -        -             -  $  2.1 million

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

     The Stallion agreement required the Company to pay $1.2 million in cash consideration and establish a cash escrow account in the amount of $867,000 at the acquisition date to be used in lieu of the Company's common stock in the event that the Company was unable to issue registered shares by October 31, 2002. In accordance with the terms of the acquisition agreement, the Company was not able to issue registered shares by October 31, 2002; accordingly, the cash escrow amount of $867,000 was released on November 1, 2002. In addition, the Company issued a two-year note in the principal amount of $867,000, which is due in August 2004 (note 7). The Company relied on the exemption in Section 4 (2) of the Securities Act of 1933 in that the offering of the convertible note was not a public offering.

Allocation of Purchase Consideration

     For each of the five purchase transactions, the Company obtained independent appraisals of the fair value of the tangible and intangible assets acquired in order to allocate the purchase price. Based upon those appraisals, the purchase price was allocated as follows (in thousands):

                                 LANTRONIX, INC.

                                  JUNE 30, 2003


                  NET TANGIBLE
                     ASSETS
                  (LIABILITIES)               PURCHASED    DEFERRED    DEFERRED TAX                   TOTAL
COMPANY ACQUIRED    ACQUIRED     GOODWILL    INTANGIBLES  COMPENSATION  LIABILITIES      IPR&D    CONSIDERATION
----------------  -----------  ------------  -----------  ------------  -----------   -----------  -----------

USSC              $      (12)  $     5,782   $    3,084   $       538   $   (1,117)   $      496   $    8,771
Lightwave                340        37,243       10,500         3,474       (4,183)        2,100       49,474
Synergetic              (233)       13,952       11,100           203       (5,213)           --       19,809
Premise                  (79)        6,593        3,700            --       (1,480)        1,000        9,734
Stallion                 (93)        2,270        1,500            --         (600)           --        3,077

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

In-Process  Research  and  Development

     In-process research and development ("IPR&D") aggregated $496,000, $2.1 million and $1.0 million for the USSC, Lightwave and Premise purchase transactions, respectively. No IPR&D charge was identified as part of the Synergetic and Stallion valuations. The amount allocated to IPR&D was determined through established valuation techniques in the high-technology industry and were expensed upon acquisition as it was determined that the projects had not reached technological feasibility and no alternative future uses existed.

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

     As of the closing date of each purchase transaction, development projects were in process. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future consolidated financial position, results of operations, or cash flows.

Unaudited  Pro  Forma  Data

     The pro forma statements of operations data of the Company set forth below gives effect to the acquisitions of USSC, Lightwave, Synergetic, Premise and Stallion as if they had occurred at the beginning of fiscal 2002. The following unaudited pro forma statement of operations data includes the amortization of purchased intangible assets and stock-based compensation. However, it excludes the charge for acquired IPR&D. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or the results that would have actually occurred had the acquisitions taken place at the beginning of fiscal 2002:

                                 LANTRONIX, INC.

                                  JUNE 30, 2003


                                                               YEARS ENDED JUNE 30,
                                                               --------------------
                                                                 2003       2002
                                                               ---------  ---------
                                                               (IN THOUSANDS, EXCEPT
                                                                   PER SHARE DATA)
Net revenues                                                   $ 49,832   $ 62,959
                                                               =========  =========
Loss before cumulative effect of accounting changes            $(47,565)  $(93,484)
Cumulative effect of accounting changes:
Adoption of new accounting standard, SFAS No. 142                     -     (5,905)
                                                               ---------  ---------
Net loss                                                       $(47,565)  $(99,389)
                                                               =========  =========
Loss before cumulative effect of accounting change per share   $  (0.88)  $  (1.82)
Cumulative effect of accounting changes per share:
Adoption of new accounting standard, SFAS No. 142                     -      (0.11)
                                                               ---------  ---------
Basic and diluted net loss per share                           $  (0.88)  $  (1.93)
                                                               =========  =========

3.    COMPONENTS  OF  BALANCE  SHEET

Inventories

                                                JUNE 30,
                                                --------
                                              2003      2002
                                            --------  --------
                                              (IN THOUSANDS)

Raw materials                               $ 5,109   $ 6,389
Finished goods                                7,940     9,079
Inventory at distributors                       959     1,031
                                            --------  --------
                                             14,008    16,499
Reserve for excess and obsolete inventory    (7,997)   (5,756)
                                            --------  --------
                                            $ 6,011   $10,743
                                            ========  ========

Property and Equipment

                                         JUNE 30,
                                         --------

                                       2003      2002
                                     --------  --------
(IN THOUSANDS)

Computer and office equipment        $ 6,188   $ 8,381
Furniture and fixtures                   987     1,776
Production and warehouse equipment       472     1,246
Transportation equipment                  33        47
                                     --------  --------
                                       7,680    11,450
Accumulated depreciation              (5,139)   (6,411)
                                     --------  --------
                                     $ 2,541   $ 5,039
                                     ========  ========

     Warranty  Reserve:

                                         JUNE 30,
                                         --------

                                    2003       2002
                                ------------  ------
                                    (IN THOUSANDS)

Beginning balance               $        479  $ 562
Charged to costs and expenses            878    220
Charged to other expense                (153)     -
Deductions                               (11)  (303)
                                ------------  ------
Ending balance                  $      1,193  $ 479
                                ============  ======

                                 LANTRONIX, INC.

                                  JUNE 30, 2003

4.   NOTES RECEIVABLE FROM OFFICERS AND OTHER OFFICER LOANS

     NOTES RECEIVABLES FROM OFFICERS

     The Company had outstanding notes receivable from officers of $0 and $28,000 at June 30, 2003 and 2002, respectively (net of allowance of $249,000). These notes are full-recourse, are secured by the shares of stock issued upon exercise, are interest bearing at rates ranging from 5.06% to 7.50% per annum, and are due three years from the exercise date. The Company also had outstanding loans of $4.3 million at June 30, 2003 and 2002, primarily related to taxes on exercised stock options. These notes are non-recourse, are secured by 2,573,394 shares of common stock, and are interest bearing at rates ranging from 5.19% to 7.50% per annum. Principal and any unpaid interest are due upon any transfer or disposition of the common stock.

     OTHER OFFICER LOANS

     The Company had outstanding $104,000 (net of allowance of $4.2 million) at June 30, 2003 and 2002. One of the noteholders is the former Chief Executive Officer who assumed the role of Chief Technology and Strategy Officer of the Company effective May 30, 2002 and resigned from the Company effective September 1, 2002. One of the noteholders is one of the Company's outside directors and one of the noteholders is the former Chief Operating/Chief Financial Officer who was terminated by the Company on May 3, 2002. The Company reduced the carrying amount of the officer loans by $4.2 million by establishing a reserve for uncertainties relative to collection of the related receivables. Factors considered in determining the level of this reserve include the value of the collateral securing the notes, the ability of the Company to effectively enforce its collection rights and the ability of the former officers to honor their obligations to the Company. As of June 30, 2003, no impairment has been recorded as it relates to the note receivable from the outside director.

5.    GOODWILL  AND  PURCHASED  INTANGIBLE  ASSETS

Goodwill

     The changes in the carrying amount of goodwill is as follows (in thousands):


                                                               YEARS ENDED
                                                                JUNE  30,
                                                                ---------
                                                              2003      2002
                                                            --------  ---------
Balance as of July 1                                        $13,811   $ 42,273
Reclassification of certain identified intangibles, net of
  related deferred tax liability of $2,229 in connection
  with adoption of SFAS No. 142 at July 1, 2001                   -      3,329
Goodwill acquired during the period                           2,270     20,545
Impairment of goodwill in connection with adoption of
  SFAS No. 142 at July 1, 2001                                    -     (5,905)
Impairment of goodwill during the period                     (4,355)   (46,431)
                                                            --------  ---------

Balance as of June 30                                       $11,726   $ 13,811
                                                            ========  =========

Purchased  Intangible  Assets

     The composition of purchased intangible assets is as follows (in thousands):


                                              JUNE 30, 2003                       JUNE 30, 2002
                                              -------------                       -------------
                          USEFUL               ACCUMULATED                        ACCUMULATED
                          LIVES      GROSS     AMORTIZATION     NET     GROSS     AMORTIZATION     NET
                        ----------  --------  --------------  -------  --------  --------------  -------
Existing technology      1-5 years  $ 8,060   $     (3,094 )  $ 4,966  $12,720   $       (522 )  $12,198
Customer agreements              5        -               -         -    1,130            (143)      987
Patent/core technology           5      405            (283)      122      459            (212)      247
Tradename/trademark              5       32             (18)       14      532             (34)      498
Non-compete agreements         2-3      940            (648)      292      940            (189)      751
                                    --------  --------------  -------  --------  --------------  -------
Total                               $ 9,437   $      (4,043)  $ 5,394  $15,781   $      (1,100)  $14,681
                                    =======   ==============  =======  =======   ==============  =======

                                 LANTRONIX, INC.

                                  JUNE 30, 2003

     The amortization expense for purchased intangible assets for the year ended June 30, 2003 was $5.0 million, of which $4.0 million was amortized to cost of revenues and $1.0 million was amortized to operating expenses. The estimated amortization expenses for the next five years are as follows:


                             COST OF    OPERATING
                             REVENUES   EXPENSES   TOTAL
                             ---------  ---------  ------
Fiscal year ending June 30:
2004                         $   2,330  $     361  $2,691
2005                             1,690         65   1,755
2006                               816          2     818
2007                               130          -     130
                             ---------  ---------  ------
Total                        $   4,966  $     428  $5,394
                             =========  =========  ======

     In acquisitions accounted for using the purchase method, goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Prior to the adoption of SFAS No. 142, effective July 1, 2002, goodwill was amortized on a straight-line basis over a seven year period. Purchased intangible assets are amortized on a straight-line basis over periods ranging from one to five years.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," effective for acquisitions consummated after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     The following table presents the impact of SFAS No. 142 on net loss and net loss per share had SFAS No. 142 been in effect for the year ended June 30, 2001:



Net loss as reported . . . . . . . . . . . . . .  $(7,845)
Adjustments:
Amortization of goodwill . . . . . . . . . . . .      752
                                                  --------
Net adjustments. . . . . . . . . . . . . . . . .      752
                                                  --------
Net loss as adjusted . . . . . . . . . . . . . .  $(7,093)
                                                  ========
Basic and diluted net loss per share-as reported  $ (0.21)
                                                  ========
Basic and diluted net loss per share-as adjusted  $ (0.19)
                                                  ========

     In connection with the adoption of SFAS No. 142, the Company completed its initial assessment and concluded that goodwill arising from the acquisition of USSC, having a carrying value of approximately $5.9 million as of July 1, 2001, may be impaired. The Company engaged an independent valuation company to perform a review of the value of goodwill related to USSC. Based on the independent valuation, which utilized a discounted cash flow valuation technique, the Company recorded a $5.9 million charge for the impairment of the USSC goodwill. This amount is reflected as the cumulative effect of adopting the new accounting standard effective July 1, 2001.

                                 LANTRONIX, INC.

                                  JUNE 30, 2003

     The Company performed the first of the required annual impairment tests of goodwill under the guidelines of SFAS No. 142 effective as of June 1, 2002. As a result of industry conditions, lower market valuations and reduced estimates of information technology capital equipment spending in the future, the Company determined that there were indicators of impairment to the carrying value of goodwill related to the acquisitions of Lightwave and Synergetic which had carrying values of $39.7 million and $13.9 million, respectively, as of June 30, 2002. During the fourth quarter of fiscal 2002, the Company engaged an independent valuation company to perform a review of the value of goodwill and based on the independent valuation the Company recorded a $46.4 million impairment charge on our goodwill of which $32.5 million related to Lightwave and $13.9 million related to Synergetic.

     Additionally, during the fourth quarter of 2002, the Company performed a review of the value of its purchased intangible assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). As a result of industry conditions, lower market valuations and reduced estimates of information technology capital equipment spending in the future, the Company determined that there were indicators of impairment to the carrying value of its purchased intangible assets related to its acquisitions. During the fourth quarter of fiscal 2002, the Company engaged an independent valuation company to perform a review of the value of its purchased intangible assets and based on the independent valuation the Company recorded a $10.2 million impairment charge of which $969,000, $764,000, $7.6 million and $849,000 related to USSC, Lightwave, Synergetic and Premise, respectively. Additionally, the Company recorded an impairment charge of $665,000 related to intellectual property not associated with an acquisition.

     The Company performed its annual impairment tests under the guidelines of SFAS No. 142 AS OF April 1, 2003. The Company compared the carrying value of each reporting unit to its estimated fair value calculated with the assistance of an independent valuation company. An impairment loss was recognized for reporting units where the carrying value of their goodwill exceeded the implied fair value of goodwill. Based on this assessment, the Company recorded a charge of $4.4 million during the fourth quarter of fiscal 2003 to write down the value of goodwill.

     Additionally, during the fourth quarter of fiscal 2003, the Company performed an assessment of the value of its purchased intangible assets in accordance with SFAS No. 144. As a result of industry conditions, continued lower market valuations, reduced estimates in information technology capital equipment spending in the future and other factors impacting expected future cash flows, the Company determined that there were indicators of impairment to the carrying value of its purchased intangible assets recorded as part of its acquisitions. The Company engaged an independent valuation company to perform a review of the value of its purchased intangible assets. Based on the independent valuations, the Company recorded during this fourth quarter of fiscal 2003 a $6.3 million impairment charge of which $2.4 million and $3.9 million were charged to operating expenses and cost of revenues, respectively.

     The Company announced on May 30, 2002 that it had signed a new intellectual property agreement with Gordian, Inc., the Company's provider of product designs and engineering services. The agreement gives the Company joint ownership of the Gordian intellectual property that is embodied in the products Gordian has designed for the Company since 1989. The agreement provides that the Company will be able to use the intellectual property to support, maintain and enhance its products. The agreement extinguishes the Company's obligations to pay royalties for each unit of a Gordian-designed product that it sells (Note 12).

                                 LANTRONIX, INC.

                                  JUNE 30, 2003

     The intellectual property agreement required the Company to pay Gordian $6.0 million in order to acquire an interest in the Gordian intellectual property, which will be paid in three installments. The Company paid $3.0 million concurrent with the signing of the agreement $2.0 million on July 1, 2002 and the remaining $1.0 million on July 1, 2003. The Company agreed to purchase $1.5 million of engineering and support services from Gordian over the next 18 months. The Company is amortizing the intellectual property rights over the remaining life cycles of the products designed by Gordian, or approximately three years. The Company recorded $2.5 million and $212,000 of amortization expense included in cost of revenues for the years ended June 30, 2003 and 2002.

6.    RESTRUCTURING  CHARGES

     On September 12, 2002, the Company announced a restructuring plan to prioritize its initiatives around the growth areas of its business, focus on profit contribution, reduce expenses, and improve operating efficiency. This restructuring plan includes a worldwide workforce reduction, consolidation of excess facilities and other charges. For the year ended June 30, 2003, the Company recorded restructuring costs totaling $4.9 million, which are classified as operating expenses in the Company's consolidated statement of operations. Included in the restructuring plan was approximately $3.7 million for the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs, write-off of leasehold improvements and termination of a contractual obligation. Property, equipment and other assets that will be disposed of or removed from operations consists primarily of computer software, service and related equipment, production, office equipment and furniture and fixtures. The restructuring plan resulted in the closing of the Milford, Connecticut manufacturing operations, and Ames, Iowa and Singapore offices. The restructuring action also resulted in the reduction of approximately 50 regular employees worldwide. Through June 30, 2003, the Company incurred actual workforce reduction charges of approximately $1.2 million related to severance and fringe benefits for the terminated employees and approximately $1.5 million related to consolidation of excess facilities. The restructuring costs will be substantially paid in cash and the plan will be completed within one year of its announcement.

     On March 14, 2003, the Company announced a restructuring plan to further consolidate its engineering and marketing operations. This restructuring plan includes a workforce reduction, consolidation of excess facilities and other charges at the Company's Hillsboro, Oregon, Naperville, Illinois and German engineering facilities. The Company has recorded approximately $800,000 of restructuring charges, which are classified as operating expenses in the Company's consolidated statement of operations. Included in the restructuring plan was approximately $700,000 relating primarily to lease terminations and non-cancelable lease costs. The restructuring action also resulted in the reduction of approximately 8 regular employees worldwide. The Company recorded actual workforce reduction charges of approximately $120,000 related to severance and fringe benefits for the terminated employees.

     On February 6, 2002, the Company announced a restructuring plan to prioritize its initiatives around the growth area of its business, focus on profit contribution, reduce expenses, and improve operating efficiency. This restructuring plan included a worldwide workforce reduction, consolidation of excess facilities and other charges. As of June 30, 2002, the Company recorded restructuring costs totaling $3.5 million. Through June 30, 2003, the February 2002 restructuring plan has resulted in the reduction of approximately 50 regular employees worldwide and the Company incurred actual workforce reduction charges of approximately $1.9 million related to severance and fringe benefits. Included in the workforce reduction charge was a non-cash stock-based compensation charge in the amount of $595,000 associated with the modification of stock options that were outstanding at the termination date. Property, equipment and other assets that were disposed of or removed from operations resulted in a charge of $1.6 million and consisted primarily of computer software and related equipment, production, engineering and office equipment, and furniture and fixtures.

     A summary of the activity in the restructuring liability account is as follows (in thousands):


                                                                 CHARGES AGAINST RESERVE
                                                                 -----------------------
                                    RESTRUCTURING                                       RESTRUCTURING
                                      RESERVE AT    ADDITIONAL                            RESERVE AT
                                       JUNE 30,    RESTRUCTURING                           JUNE 30,
                                        2002          COSTS        NON-CASH     CASH        2003
                                    -------------  -------------  ----------  --------  -------------
Workforce reductions . . . . . . .  $ 281          $1,284         $       -   $(1,305)  $        260
Contractual obligations. . . . . .      -           2,000                 -         -          2,000
Consolidation of excess facilities    126           2,427              (309)   (1,269)           975
                                    -----          ------         ----------  --------  ------------
Total. . . . . . . . . . . . . . .  $ 407          $5,711         $    (309)  $(2,574)  $      3,235
                                    =====          ======         ==========  ========  ============


                                 LANTRONIX, INC.

                                  JUNE 30, 2003

7.   BANK LINE OF CREDIT AND DEBT

     In January 2002, the Company entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. The Company was required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 was to be paid. The Company is also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. The line of credit contains customary affirmative and negative covenants. Effective June 30, 2002, the Company amended its existing line of credit reducing the revolving line to $12.0 million, removing the LIBOR rate option and adjusting the customary affirmative and negative covenants. Effective February 4, 2003, the Company amended its existing line of credit, reducing the revolving line to $10.0 million, adjusting the interest to the prime rate plus ..50% and adjusted the customary affirmative and negative covenants. Effective July 25, 2003, the Company amended its existing line of credit reducing the revolving line to $5.0 million and adjusted affirmative and negative covenants. The agreement has an annual revolving maturity date that renews on the effective date. The remaining $50,000 facility fee was amended to $12,500 and was paid. Prior to any advances being made under the line of credit, the bank is required to complete a field examination of the Company to determine its borrowing base. The Company is also required to maintain certain financial ratios as defined in the agreement. To date, the Company has not borrowed against this line of credit. The Company was not in compliance with the revised financial covenants of the February 4, 2003 amended line of credit at June 30, 2003.

     The Company issued a two-year note in the principal amount of $867,000 as a result of its acquisition of Stallion (note 2) accruing interest at a rate of 2.5% per annum. Interest expense related to the note totaled approximately $19,000 at June 30, 2003. No similar interest expense was recorded for the years ended June 30, 2002 and 2001. The note is convertible into the Company's common stock at any time, at the election of the holders, at a $5.00 conversion price. The note is due in August 2004.

8.   STOCKHOLDERS' EQUITY

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

Employee Stock Purchase Plan

     In May 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (the "Purchase Plan") effective upon the completion of the initial public offering. A total of 1,050,000 shares of common stock have been reserved for issuance under the Purchase Plan. The number of shares available for issuance pursuant to the Purchase Plan increases annually commencing in fiscal year 2001. The Purchase Plan permits participants to purchase common stock at six-month intervals through payroll deductions of up to 15% of the participant's compensation, as defined. Amounts deducted and accumulated by the participants are to be used to purchase shares of common stock at the end of each offering period, as defined, at 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period. For the years ended June 30, 2003 and 2002, 406,205 and 178,687 shares were issued under the plan at an average per share price of $0.69 and $2.45, respectively. At June 30, 2003, 465,108 shares were available for future issuances under this plan.

Reverse Stock Split

     On November 12, 2002, the Company's shareholders approved a proposal to effect a 3:1 reverse stock split of the Company's outstanding common stock (a "Reverse Stock Split") and the authorized the Board of Directors to determine if and when to effectuate a Reverse Stock Split. This authorization will expire in November 2003.

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

     Under the Company's 1993 Incentive Stock Option Plan (the "1993 Plan"), the Company has reserved 4,000,000 shares of common stock for the granting of options. Such options are to be granted at or above the fair market value of the Company's common stock on the date of grant. All stock options are to vest over a period determined by the Board of Directors (generally four years) and expire

                                 LANTRONIX, INC.

                                  JUNE 30, 2003

not more than ten years from the date of grant. As of June 30, 2003, 1,360,902 options were available for grant under the 1993 Plan.

     Under the Company's 1994 Nonstatutory Stock Option Plan (the "1994 Plan"), the Company has reserved 10,000,000 shares of common stock for grant at prices and vesting periods to be determined by the Company's Board of Directors. In certain cases, the Company has granted options, which became fully vested on the date granted. As of June 30, 2003, 7,275,976 options were available for grant under the 1994 Plan.

     Under the Company's 2000 Stock Plan (the "2000 Plan"), the Company has reserved 6,000,000 shares of common stock for issuance pursuant to option grants. The number of shares available for issuance increases by 2,000,000 shares annually commencing in calendar year 2002. Each outside director is automatically granted an option to purchase 25,000 shares of common stock annually, subject to certain eligibility requirements. As of June 30, 2003, 2,312,283 options were available for grant under the 2000 Plan.

     As a result of the Company's acquisitions, the Company assumed stock options granted under stock option plans established by each acquired company; no additional options will be granted under those plans. As of June 30, 2003, 253,242 shares of common stock were reserved for issuance upon exercise of outstanding options assumed under these stock option plans.

     A  summary  of  all  stock  option  activity under the plans is as follows:


                               NUMBER OF   WEIGHTED AVERAGE
                                OPTIONS    EXERCISE PRICE
                              -----------  ----------------
Outstanding at June 30, 2000   5,738,748            $ 1.35
Granted                        2,482,436              4.94
Canceled                        (654,767)             2.10
Exercised                     (3,416,154)             0.40
                              -----------
Outstanding at June 30, 2001   4,150,263              4.17
Granted                        4,179,668              5.12
Canceled                      (1,278,113)             5.49
Exercised                     (1,073,452)             1.51
                              -----------
Outstanding at June 30, 2002   5,978,366              5.14
Granted                        1,985,360              0.67
Canceled                      (3,613,674)             6.42
Exercised                       (152,003)             0.24
                              -----------
Outstanding at June 30, 2003   4,198,049   $          2.10
                              ===========
Exercisable at June 30, 2001   1,206,839
                              ===========
Exercisable at June 30, 2002   1,823,365
                              ===========
Exercisable at June 30, 2003   2,338,610
                              ===========

                                 LANTRONIX, INC.

                                  JUNE 30, 2003

     The weighted average exercise price of options outstanding and of options exercisable as of June 30, 2003 were as follows:


                                         OUTSTANDING                EXERCISABLE
                                         -----------                -----------
                                         WEIGHTED
                                          AVERAGE     WEIGHTED               WEIGHTED
                           NUMBER OF     REMAINING    AVERAGE                AVERAGE
                           OPTIONS      CONTRACTUAL   EXERCISE    OPTIONS    EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING  LIFE (YEARS)  PRICE     EXERCISABLE  PRICE
-------------------------  -----------  ------------  ------    -----------  ------

0 to $0.29                  1,094,461          8.13  $ 0.47        602,818   $ 0.45
0.55 to $1.00               1,133,655          9.36    0.75        344,935     0.75
1.01 to $2.59               1,052,909          6.74    2.21        666,914     2.23
4.00 to $5.89                 510,140          4.60    5.07        419,478     5.11
6.00 to $14.00                406,884          5.69    6.28        304,465     6.22

     At June 30, 2003, 15,865,560 shares of the Company's common stock are reserved for issuance pursuant to the employee stock purchase and stock option plans. Certain of the Company's employees hold options that were assumed by the Company in connection with its acquisitions of the businesses that previously employed those individuals; in the business combinations that have been accounted for as purchases, the Company has recorded deferred compensation with respect to those options. Additionally, the Company granted stock options to employees where the option exercise price is less that the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes, as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. The Company has recorded net deferred compensation forfeitures of $2.5 million and $1.9 million, for the years ended June 30, 2003 and 2002 respectively.

     The Company is amortizing the deferred compensation over the shorter of the period in which the employee provides services or the applicable vesting period, which is generally four years. For the years ended June 30, 2003, 2002 and 2001, stock-based compensation was approximately $1.5 million, $3.6 million and $3.1 million, respectively. The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares or if we assume employee stock options in connection with additional acquisitions of businesses. Deferred compensation is decreased in the period of forfeiture arising from the early termination of an option holder's services. No compensation expense related to stock options that existed for any other period has been recorded. The weighted average grant date fair value of options granted during the years ended June 30, 2003, 2002 and 2001 was $0.67, $5.12 and $7.32, respectively. The weighted average grant date fair value of in the money options granted during the years ended June 30, 2003, 2002 and 2001 was $0.65, $6.77 and $8.48, respectively. The weighted average exercise price of in the money options granted during the years ended June 30, 2003, 2002 and 2001 was $0.50, $3.26 and $3.17, respectively.

     Stock  Option  Exchange  Offer

     On January 24, 2003, the Company completed an offering to employees whereby employees holding options to purchase the Company's common stock with exercise prices at or above $3.01 per share were given the opportunity to cancel certain of their existing options in exchange for the opportunity to receive new options to purchase the Company's common stock. Each new option shall represent 0.75 of the underlying shares of the options cancelled. Approximately 1,378,124 options with a weighted average exercise price of $9.01 were tendered. On January 27, 2003, those options were cancelled by the Company. The new options will not be granted until at least six months and one day after acceptance of the old options for exchange and cancellation and will only be granted to those exchange participants who remain employees at the time of the new grant. The exercise price of the new options will be the last reported trading price of the Company's common stock on the grant date. On July 28, 2003, the Company granted replacement options to purchase 1,033,593 shares of its common stock to employees who tendered options under the stock option exchange offer, at an exercise price of $0.81 per share.

                                 LANTRONIX, INC.

                                  JUNE 30, 2003

9.   401(K) PLAN

     The  Company  has a savings  plan (the  "Plan")  which is  qualified  under
Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 15% of their base pay, subject to limitations. The Company's contributions are discretionary and are subject to limitations. For the years ended June 30, 2003, 2002 and 2001, the Company contributed $0.50 for each $1.00 of employee salary deferral contributions up to a maximum of 6% of the employee's annual gross wages, subject to limitations. Selling, general and administrative expenses include contributions of approximately $192,000, $202,000 and $126,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

                                 LANTRONIX, INC.

                                  JUNE 30, 2003

10.  LITIGATION SETTLEMENTS

     Premise Settlement

     On January 20, 2003, the Company entered into a Compromise Settlement and Mutual Release Agreement with Premise. In exchange for a complete release of all claims relating to the acquisition of Premise and the termination of certain of the Company's obligations under an Investor Rights Agreement, the Company agreed to issue to the former shareholders of Premise ("Premise Holders") an aggregate of 1,063,372 unregistersted shares of its Common Stock. These shares were issued pursuant to Rule 4(2) of the Securities Act of 1933, as amended. In addition to these shares, the Company accelerated the vesting of options held by certain Premise Holders and released to the Premise Holders all shares of the Company's Common Stock being held in escrow. This settlement aggregating $1.1 million for the year ended June 30, 2003, has been recognized as litigation settlement costs in the consolidated statement of operations.

     Lightwave Settlement

     The Company received an informal notice from several holders of the Company's unregistered shares of common stock that were issued in connection with the acquisition of Lightwave. The shares were issued to the holders in a private transaction not registered under the Securities Act of 1933, and therefore could not be sold by the stockholders without a valid registration statement. The stockholders alleged that the Company failed to honor their rights to have the shares registered and that they were therefore precluded from selling the shares. Effective July 26, 2002, the Company settled with the stockholders of Lightwave in the amount of $2.0 million in exchange for 240,000 shares of the Company's common stock held in escrow and 208,335 additional shares issued to the former owners of Lightwave on the acquisition date. This settlement resulted in a net charge to the Company's results of operations of approximately $1.9 million for the year ended June 30, 2002 and has been recognized as litigation settlement costs.

     Securities Claims and Employment Claims Brought by the Co-Founders of United States Software Corporation

     On August 23, 2002, a complaint entitled Dunstan v. Lantronix, Inc., et al., was filed in the Circuit Court of the State of Oregon, County of Multnomah, against the Company and certain of its current and former officers and directors by the co-founders of USSC. The complaint alleged Oregon state law claims for securities violations, fraud, and negligence. The original complaint sought not less than $3.6 million in damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. The Company moved to compel arbitration in November 2002, and in a ruling dated February 9, 2003, the court ordered the matter stayed pending arbitration of all claims. The Company filed an arbitration demand on or about February 21, 2003 which included additional claims related to the Company's acquisition of USSC. The arbitration demand sought more than $14.0 million in damages and an unspecified amount in attorneys' fees, costs, expenses, and punitive damages. The parties participated in a mediation on June 30, 2003, and subsequently reached an agreement to settle the dispute. The agreement called for the Company to release to the plaintiffs approximately $400,000 in cash and 49,038 shares of the Company's common stock that had been held in an escrow since December 2000 as part of the acquisition of USSC. The agreement also called for the Company to issue to the plaintiffs additional shares of its common stock worth approximately $1.5 million, which was recorded in the Company's results of operations as litigation settlement costs for the year ended June 30, 2003. Accordingly, 1,726,703 shares were issued following a fairness determination by the state court in Oregon. In exchange, the plaintiffs released all claims against all defendants.

11.  INCOME TAXES

     The income tax provision (benefit) is comprised of the following:


                                                   YEARS ENDED JUNE 30,
                                                   --------------------
                                                 2003     2002      2001
                                                 -----  --------  --------
                                                      (IN THOUSANDS)
Current:
Federal                                          $  18  $(1,423)  $   140
State                                              100        -        (6)
Foreign                                            132      352       222
                                                 -----  --------  --------
Total current                                      250   (1,071)      356
Deferred:
Federal                                              -   (4,127)   (2,091)
State                                                -   (1,467)     (338)
Foreign                                              -        -        21
                                                 -----  --------  --------
Total deferred                                       -   (5,594)   (2,408)
Less: deferred taxes allocated to cumulative
effect of accounting changes                         -        -       176
                                                 -----  --------  --------
Total income tax provision (benefit) for loss
before cumulative effect of accounting changes   $ 250  $(6,665)  $(1,876)
                                                 =====  ========  ========

                                 LANTRONIX, INC.

                                  JUNE 30, 2003

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:


                                             JUNE 30,
                                             --------
                                         2003       2002
                                       ---------  ---------
                                         (IN THOUSANDS)
Deferred tax assets:
Reserves not currently deductible      $  4,790   $  4,275
Inventory capitalization                  3,680      1,899
Depreciation                                  -        118
Tax losses and credits                   27,460     14,887
                                       ---------  ---------
                                         35,930     21,179
Valuation allowance                     (33,075)   (14,093)
                                       ---------  ---------
Total deferred tax assets                 2,855      7,086
                                       ---------  ---------
Deferred tax liabilities:
State taxes                                (467)      (786)
Identified intangibles                     (644)    (3,835)
Depreciation                               (671)         -
Deferred compensation                    (1,673)    (2,465)
                                       ---------  ---------
Total deferred tax liabilities           (3,455)    (7,086)
                                       ---------  ---------
Net deferred tax assets (liabilities)  $   (600)  $      -
                                       =========  =========

                                 LANTRONIX, INC.

                                  JUNE 30, 2003

     A reconciliation of the income tax provision (benefit) for loss before cumulative effect of accounting changes to taxes computed at the U.S. federal statutory rate is as follows:


                                                      YEARS ENDED JUNE 30,
                                                      --------------------
                                                   2003       2002       2001
                                                 ---------  ---------  --------
                                                         (IN THOUSANDS)
Federal income tax (benefit) at statutory rate   $(16,082)  $(32,065)  $(3,102)
State taxes (net of federal tax benefit)               66       (968)     (228)
Non deductible goodwill                             1,481     16,176         -
Change in valuation allowance                      14,604      8,727         -
Permanent differences                                  10        403       (43)
Research and development credit                      (596)      (399)     (263)
Foreign tax rate variances                            963        248       770
Deferred compensation                                 337        250       156
Acquisition expenses                                    -          -       834
In process technology                                   -        340         -
Other                                                (533)       623         -
                                                 ---------  ---------  --------
                                                 $    250   $ (6,665)  $(1,876)
                                                 =========  =========  ========

     As of June 30, 2003, the Company has net operating loss carryovers of $61.0 million and $35.7 million for federal and California income tax purposes, respectively. The federal and California net operating loss carryovers begin to expire in years 2021 and 2013, respectively.

     Approximately $2.3 million of the net operating loss carryforwards resulted from the Company's acquisition of Synergetic (Note 2). For financial reporting purposes, a valuation allowance of approximately $773,000 has been recognized to offset the deferred tax asset related to those carryforwards. If or when realized, the tax benefit for those items will be applied to reduce goodwill related to the acquisition of Synergetic.

     In addition, the Company has research and development tax credit carryforwards of $2.2 million and $1.5 million for federal and California purposes, respectively. Federal tax credits begin to expire in 2020. California tax credits have no expiration.

     During the year ended June 30, 2003, pursuant to the Company's purchase of Stallion, pretax book income reflects the amortization of goodwill and other intangibles. The tax effect of intangibles, other than goodwill, increased deferred liabilities by approximately $600,000.

     The Company has recorded a valuation allowance against its net deferred tax assets of $33.0 million. If or when realized, the tax benefits relating to, and the reversal of, approximately $3.1 million of the valuation allowance will be accounted for as an increase in additional paid-in capital. The valuation allowance was established due to uncertainties surrounding the realization of the deferred tax assets.

     Due to the "change of ownership" provision of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

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

12.  COMMITMENTS AND CONTINGENCIES

Leases

     The Company leases office equipment and its office and warehouse facilities under noncancelable operating leases. In July 2000, the Company renewed its office and warehouse facility lease in Irvine, California commencing in August 2000 and expiring in July 2005.

     The  following   schedule   represents   minimum  lease  payments  for  all
noncancelable-operating leases as of June 30, 2003.


Fiscal year ending June 30 (in thousands):
2004 . . . . . . . . . . . .  $1,711
2005 . . . . . . . . . . . .   1,348
2006 . . . . . . . . . . . .     493
2007 . . . . . . . . . . . .     336
2008 . . . . . . . . . . . .     202
                              ------
Total minimum lease payments  $4,090
                              ======

     Rent expense, including month-to-month rentals, totaled approximately $1.9 million, $2.0 million and $1.2 million for the years ended June 30, 2003, 2002 and 2001, respectively. Sublease income totaled approximately $119,000 for the year ended June 30, 2001.

                                 LANTRONIX, INC.

                                  JUNE 30, 2003

Royalties

     The Company has historically outsourced a substantial portion of its engineering and production development activities under contract. Certain development contracts contain royalty provisions based upon sales and/or margin activity of the underlying products. Approximately $1.2 million and $2.2 million is included in cost of sales in the accompanying consolidated statements of operations for the years ended June 30, 2002 and 2001, respectively, relating to royalties paid on applicable product sales. As of June 30, 2002, accrued royalties were approximately $113,000, and are included in other current liabilities in the accompanying consolidated balance sheets. During the year ended June 30, 2003 no accrued royalties or royalty expense was recorded.

     The Company announced on May 30, 2002, that it had signed a new intellectual property agreement with Gordian. The agreement extinguishes the Company's obligation to pay royalties for each unit of a Gordian designed product that it sells (Note 5).

Marketing Rights

     Pursuant to an agreement dated September 27, 1998, the Company purchased marketing rights from an individual which allows the Company to sell products in certain geographical regions. Per the terms of the agreement, the Company paid $1,694,000 for the marketing rights. Additionally, the Company paid a sales commission to the same individual for sales of certain products made to various customers through December 31, 2000. The initial payment was amortized over a period of 27 months. The commission payments are expensed in the period of the related product sale. Commissions paid and amortization of marketing rights for the year ended June 30, 2001 were $697,000. For the years ended June 30, 2003 and 2002, there were no commissions paid or amortization recorded related to the agreement.

13.  LITIGATION

Government Investigation

     The Securities and Exchange Commission ("SEC") is conducting a formal investigation of the events leading up to the Company's restatement of its financial statements on June 25, 2002. The Department of Justice is also conducting an investigation concerning events related to the restatement.

     Class Action Lawsuits

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused the Company to improperly recognize revenue and make false and misleading statements about its business. Plaintiffs further allege that the defendants materially overstated the Company's reported financial results, thereby inflating its stock price during its securities offering in July 2001, as well as facilitating the use of its common stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint now purports to be a class action brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period of August 4, 2000 through May 30, 2002, inclusive. The amended complaint continues to assert that the Company and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that the Company and its officers and directors violated the Securities Act of 1933 arising from the Company's Initial Public Offering in August 2000. The Company has filed a motion to dismiss the additional allegations on March 3, 2003. The Court has taken the motion under submission. The Company has not yet answered, discovery has not commenced, and no trial date has been established.

                                 LANTRONIX, INC.

                                  JUNE 30, 2003

     Derivative Lawsuit

     On July 26, 2002, Samuel Ivy filed a shareholder derivative complaint entitled Ivy v. Bernhard Bruscha, et al., No. 02CC00209, in the Superior Court of the State of California, County of Orange, against certain of the Company's current and former officers and directors. On January 7, 2003, the plaintiff filed an amended complaint. The amended complaint alleges causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, and improper insider stock sales. The complaint seeks unspecified damages against the individual defendants on the Company's behalf, equitable relief, and attorneys' fees.

     The Company filed a demurrer/motion to dismiss the amended complaint on February 13, 2003. The basis of the demurrer is that the plaintiff does not have standing to bring this lawsuit since plaintiff has never served a demand on the Company's Board that the Board take certain actions on behalf of the Company. On April 17, 2003, the Court overruled the Company's demurrer. Discovery has commenced, but no trial date has been established.

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

     The Company filed a motion to dismiss on October 16, 2002, on the grounds that Mr. Cotton's complaints are subject to the binding arbitration provisions in Mr. Cotton's employment agreement. On January 13, 2003, the Court ruled that five of the six counts in Mr. Cotton's complaint are subject to binding arbitration. The court is staying the sixth count, for declaratory relief, until the underlying facts are resolved in arbitration. No arbitration date has been set.

     Securities Claims Brought by Former Shareholders of Synergetic Micro Systems, Inc. ("Synergetic")

     On October 17, 2002, Richard Goldstein and several other former shareholders of Synergetic filed a complaint entitled Goldstein, et al v. Lantronix, Inc., et al in the Superior Court of the State of California, County of Orange, against the Company and certain of its former officers and directors. Plaintiffs filed an amended complaint on January 7, 2003. The amended complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from its acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. On May 5, 2003, the Company answered the complaint and generally denied the allegations in the complaint. Discovery has not yet commenced and no trial date has been established.

     Suit filed by Lantronix Against Logical Solutions, Inc. ("Logical")

     On March 25, 2003, the Company filed in Connecticut state court (Judicial District of New Haven) a complaint entitled Lantronix, Inc. and Lightwave Communications, Inc. v Logical Solutions, Inc., et. al. This is an action for unfair and deceptive trade practices, unfair competition, unjust enrichment, conversion, misappropriation of trade secrets and tortuous interference with contractual rights and business expectancies. The Company seeks preliminary and permanent injunctive relief and damages. The individual defendants are all former employees of Lightwave Communications, a company that the Company acquired in June 2001. The suit is pending trial.

                                 LANTRONIX, INC.

                                  JUNE 30, 2003

     Other

     From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial position, operating results or cash flows.

     The pending lawsuits involve complex questions of fact and law and likely will continue to require the expenditure of significant funds and the diversion of other resources to defend. Management is unable to determine the outcome of its outstanding legal proceedings, claims and litigation involving the Company, its subsidiaries, directors and officers and cannot determine the extent to which these results may have a material adverse effect on the Company's business, results of operations and financial condition taken as a whole. The results of litigation are inherently uncertain, and adverse outcomes are possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided fur such matters in the consolidated financial statements.

14.  GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

Revenue by Geographic Area

     Net revenue by geographic area is provided below:


                                             YEAR ENDED JUNE 30,
                                             -------------------
                                 2003            2002           2001
                            --------------  -------------  -------------
                                         (AMOUNTS IN THOUSANDS)
Americas                    $37,511    76%  $47,748   83%  $33,143   68%
Europe                       10,366    21%    8,247   14%   13,938   28%
Other                         1,632     3%    1,651    3%    1,891    4%
                            -------  -----  -------  ----  -------  ----
Total net revenues          $49,509   100%  $57,646  100%  $48,972  100%
                            =======  =====  =======  ====  =======  ====

     Accounts receivable attributable to international sales represented approximately 22% and 33% of total accounts receivable at June 30, 2003 and 2002, respectively.

Significant  Customer  Information

     One customer, Ingram Micro, Inc., accounted for approximately 11%, 12% and 14% of the Company's net revenues for the years ended June 30, 2003, 2002 and 2001, respectively. Another customer, Tech Data Corporation, accounted for approximately 10%, 11% and 10% of the Company's net revenues for the years ended June 30, 2003, 2002 and 2001, respectively. Accounts receivable attributable to these two domestic customers accounted for approximately 16% and 21% of total accounts receivable at June 30, 2003 and 2002, respectively.

     One international customer, a related party due to common ownership by the Company's major stockholder, accounted for approximately 4%, 5% and 9% of the Company's net revenues for the years ended June 30, 2003, 2002 and 2001, respectively. Included in the accompanying consolidated balance sheets is approximately $246,000 due to this related party at June 30, 2002. No amount was due to or from this related party at June 30, 2003. The Company also had an agreement with the same related international customer for the provision of technical support services to the Company at the rate of $7,500 per month, which has now been terminated. Included in selling, general and administrative expenses are $90,000 for each of the years ended June 30, 2002 and 2001, for these support services, respectively. No amounts were incurred for the year ended June 30, 2003.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Set forth below is summarized unaudited quarterly data for fiscal 2003 and fiscal 2002:


                                                   LOSS  BEFORE
                                               CUMULATIVE  EFFECT OF
                                                 ACCOUNTING CHANGE            NET LOSS
                                                 -----------------         --------------
                                   GROSS                    DILUTED                    DILUTED
                NET REVENUES   PROFIT (LOSS)    AMOUNT     PER SHARE    AMOUNT        PER SHARE
                -------------  --------------  ---------  -----------  ---------     -----------
                                         (In thousands, except per share data)
Fiscal 2003
First quarter   $      12,681  $       4,485   $(11,402)  $    (0.21)  $(11,402)(1)  $    (0.21)
Second quarter         12,658          4,971     (7,122)       (0.13)    (7,122)          (0.13)
Third quarter          12,362          2,992     (9,921)       (0.18)    (9,921)(2)       (0.18)
Fourth quarter         11,808           (542)   (19,104)       (0.33)   (19,104)(3)       (0.33)
                -------------  --------------  ---------  -----------  ---------     -----------
Total           $      49,509  $      11,906   $(47,549)  $    (0.88)* $(47,549)     $    (0.88)*
                =============  ==============  =========  ===========  =========     ===========

Fiscal 2002
First quarter   $      15,831  $       8,292   $ (2,278)  $    (0.05)  $ (8,183)     $    (0.17)
Second quarter         15,726          8,188     (1,917)       (0.04)    (1,917)          (0.04)
Third quarter          14,580          4,206     (8,730)       (0.16)    (8,730)(4)       (0.16)
Fourth quarter         11,509         (3,550)   (74,627)       (1.39)   (74,627)(5)       (1.39)
                -------------  --------------  ---------  -----------  ---------     -----------
Totals          $      57,646  $      17,136   $(87,552)  $  (1.70)*   $(93,457)     $  (1.82)*
                =============  ==============  =========  ===========  =========     ===========

* Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

(1)  Includes restructuring charges of $4,929.

(2) Includes litigation settlement costs of $1,075 and restructuring charges of $120.

(3) Includes impairment of goodwill and purchased intangible assets of $10,637, litigation settlement costs of $1,532 and restructuring charges of $662.

(4)  Includes restructuring charges of $2,810.

(5) Includes impairment of goodwill and purchased intangible assets of $57,276, litigation settlement costs of $1,912, restructuring charges of $663 and in-process research and development costs of $1,000.


                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following Exhibits are attached hereto and incorporated herein by reference.


EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT
---------      ----------------------------------------------------------------------

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

10.11**        Loan and Security Agreement between registrant and Silicon Valley Bank.

10.12+**       Research and Development Agreement between registrant and Gordian.

10.13+**       Distributor Contract between registrant and Tech Data Corporation.

10.14+**       Distributor Contract between registrant and Ingram Micro Inc.

10.15*****     Offer  to  Exchange  Outstanding Options, dated December 19, 2002.

21.1****       Subsidiaries of registrant.

23.1           Consent of Independent Auditors.

24.1           Power of Attorney (see page II-2).

31.1           Certification of Principal Executive Officer, filed herewith.

31.2           Certification of Principal Financial Officer, filed herewith.

32.1           Certification of Chief Executive Officer and Chief Financial Officer
               pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.


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

***** Incorporated by reference to Exhibit 99(a)(1) to the Schedule TO filed with the Securities and Exchange Commission on December 19, 2002.

+ Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406.

++ Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K pursuant to
     Item  15(c).

                          FINANCIAL STATEMENT SCHEDULES

(1)  Report of Independent Auditors on Financial Statement Schedule  S-1

(2)  Schedule II-Valuation and Qualifying Accounts                   S-2

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, as amended, Lantronix has duly caused this Registration Statement on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 29th day of September, 2003.

                               LANTRONIX,  INC.

                               By:  /s/    JAMES W. KERRIGAN
                                    --------------------------
                                    JAMES W. KERRIGAN
                                    CHIEF FINANCIAL OFFICER

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

       SIGNATURE            TITLE                          DATE
       ---------            -----                          ----

/s/    H. K. DESAI          Chairman of the Board          9/29/03
------------------------
       H. K. DESAI

/s/    MARC NUSSBAUM        Chief Executive Officer,       9/29/03
------------------------    President  (Principal  Executive  Officer)
       MARC  NUSSBAUM

/s/    JAMES KERRIGAN       Chief Financial Officer        9/29/03
------------------------
       JAMES  KERRIGAN      (Principal  Financial  and  Accounting  Officer)

/s/    THOMAS W. BURTON          Director                  9/29/03
------------------------
       THOMAS W. BURTON

/s/    HOWARD T. SLAYEN          Director                  9/29/03
------------------------
       HOWARD T. SLAYEN

/s/    KATHERINE B. LEWIS        Director                  9/29/03
--------------------------
       KATHERINE B. LEWIS