Form 10-Q
period 2003-09-30
LANTRONIX INC
filed 2003-11-07
CIK 1114925

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF  1934

                For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 2003, 57,430,096 shares of the Registrant's common stock were outstanding.

===============================================================================

                                 LANTRONIX, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX


                                                                                                         PAGE
                                                                                                         ----
PART I.   FINANCIAL INFORMATION                                                                             3

Item 1.   Financial Statements.                                                                             3

          Condensed Consolidated Balance Sheets at September 30, 2003 and June 30, 2002                     3

          Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
          September 30, 2003 and 2002                                                                       4

          Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2003 and 2002                                                                       5

          Notes to Unaudited Condensed Consolidated Financial Statements.                                   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations            12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                                      28

Item 4.   Controls and Procedures.                                                                         28

PART II.  OTHER INFORMATION                                                                                30

Item 1.   Legal Proceedings                                                                                30

Item 2.   Changes in Securities and Use of Proceeds.                                                       31

Item 3.   Defaults Upon Senior Securities                                                                  32

Item 4.   Submission of Matters to a Vote of Security Holders                                              32

Item 5.   Other Information                                                                                32

Item 6.   Exhibits and Reports on Form 8-K.                                                                32

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                 LANTRONIX, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                           SEPTEMBER 30,  JUNE 30,
                                               2003         2003
                                           -----------  ----------
                    ASSETS
------------------------------------------

Current assets:
Cash and cash equivalents                   $   8,867   $   7,328
Marketable securities                           4,600       6,750
Accounts receivable, net                        3,721       3,858
Inventories                                     6,112       6,011
Deferred income taxes                           7,909       7,909
Contract manufacturers receivable, net          1,065       1,744
Prepaid expenses and other current assets       2,501       3,861
                                            ----------  ----------
Total current assets                           34,775      37,461

Property and equipment, net                     2,090       2,541
Goodwill                                       11,726      11,726
Purchased intangible assets, net                4,653       5,394
Long-term investments                           5,249       5,458
Officer loans.                                    104         104
Other assets                                      176         172
                                            ----------  ----------
Total assets                                $  58,773   $  62,856
                                            ==========  ==========


  LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------

Current liabilities:
Accounts payable                            $   3,741   $   4,801
Accrued payroll and related expenses            1,633       1,367
Due to Gordian                                      -       1,000
Accrued litigation settlement                       -       1,533
Warranty reserve                                1,301       1,193
Restructuring reserve                           3,168       3,235
Other current liabilities                       3,008       2,634
Convertible note payable                          867           -
                                            ----------  ----------
Total current liabilities                      13,718      15,763

Deferred income taxes                           8,509       8,509
Convertible note payable                            -         867

Stockholders' equity:
Common stock                                        6           6
Additional paid-in capital.                   180,246     178,628
Deferred compensation                            (446)       (695)
Accumulated deficit                          (143,473)   (140,424)
Accumulated other comprehensive loss              213         202
                                            ----------  ----------
Total stockholders' equity                     36,546      37,717
                                            ----------  ----------
Total liabilities and stockholders' equity  $  58,773   $  62,856
                                            ==========  ==========

                            See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                -------------------
                                                                  2003      2002
                                                                --------  ---------

Net revenues (A)                                                $12,230   $ 12,681
Cost of revenues (B)                                              6,112      8,196
                                                                --------  ---------

Gross profit                                                      6,118      4,485
                                                                --------  ---------

Operating expenses:
  Selling, general and administrative (C)                         6,705      7,871
  Research and development (C)                                    1,984      2,430
  Stock-based compensation (B) (C)                                  155        445
  Amortization of purchased intangible assets                       144        228
  Restructuring charges                                               -      4,929
                                                                --------  ---------
Total operating expenses                                          8,988     15,903
                                                                --------  ---------
Loss from operations                                             (2,870)   (11,418)
Interest income (expense), net                                       24        192
Other income (expense), net                                        (170)       (90)
                                                                --------  ---------
Loss before income taxes                                         (3,016)   (11,316)
Provision for income taxes                                           33         86
                                                                --------  ---------
Net loss                                                        $(3,049)  $(11,402)
                                                                ========  =========

Basic and diluted net loss per share                            $ (0.05)  $  (0.21)
                                                                ========  =========

Weighted average shares (basic and diluted)                      55,484     53,935
                                                                ========  =========

(A)  Includes net revenues from related parties. . . . . . . .  $   311   $    467
                                                                ========  =========

(B)  Cost of revenues includes the following:
     Amortization of purchased intangible assets                $   597   $  1,028
     Stock-based compensation                                        16         19
                                                                --------  ---------
                                                                $   613   $  1,047
                                                                ========  =========

(C)  Stock-based compensation is excluded from the following:
     Selling, general and administrative expenses               $   113   $    363
     Research and development expenses                               42         82
                                                                --------  ---------
                                                                $   155   $    445
                                                                ========  =========

                             See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               ------------------
                                                                                2003      2002
                                                                              --------  ---------
Cash flows from operating activities:
Net loss                                                                      $(3,049)  $(11,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                      504        616
Amortization of purchased intangible assets                                       741      1,256
Stock-based compensation.                                                         171        464
Provision for inventory reserves                                                 (914)       654
Provision for doubtful accounts                                                   142        231
Loss on sale of fixed assets                                                       31          -
Equity losses from unconsolidated businesses                                      209        329
Restructuring charges                                                               -      4,474
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable                                                                (5)       623
Inventories                                                                       813     (1,062)
Contract manufacturers receivable                                                 679        942
Prepaid expenses and other current assets                                       1,360        476
Other assets                                                                       (4)       (82)
Accounts payable.                                                              (1,060)      (111)
Due to related party                                                                -       (246)
Due to Gordian                                                                 (1,000)    (2,000)
Accrued Lightwave settlement                                                        -     (2,004)
Warranty reserve                                                                  108        277
Restructuring reserve                                                             (67)         -
Other current liabilities                                                         640       (257)
                                                                              --------  ---------
Net cash used in operating activities                                            (701)    (6,822)
                                                                              --------  ---------

Cash flows from investing activities:
Purchase of property and equipment, net                                           (84)      (216)
Purchases of marketable securities                                                  -     (9,250)
Acquisition of business, net of cash acquired                                       -     (2,114)
Proceeds from sale of marketable securities                                     2,150      3,000
                                                                              --------  ---------
Net cash provided by (used in) investing activities                             2,066     (8,580)
                                                                              --------  ---------

Cash flows from financing activities:
Net proceeds from other issuances of common stock                                 163          9
                                                                              --------  ---------
Net cash provided by financing activities                                         163          9
Effect of foreign exchange rates on cash.                                          11         23
                                                                              --------  ---------
Increase (decrease) in cash and cash equivalents                                1,539    (15,370)
Cash and cash equivalents at beginning of period.                               7,328     26,491
                                                                              --------  ---------
Cash and cash equivalents at end of period.                                   $ 8,867   $ 11,121
                                                                              ========  =========

                            See accompanying notes.

                                 LANTRONIX, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

1.     BASIS  OF  PRESENTATION

      The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the "Company") at September 30, 2003, and the consolidated results of its operations and its cash flows for the three months ended September 30, 2003 and 2002. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

     These financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles. Therefore, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2003, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on September 29, 2003.


2.     RECENT  ACCOUNTING  PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires the primary beneficiary of a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures.


3.     NET  LOSS  PER  SHARE

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




                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                  -------------------
                                                    2003      2002
                                                  --------  ---------
Numerator: Net loss                               $(3,049)  $(11,402)
                                                  ========  =========

Denominator:
Weighted-average shares outstanding                55,816     54,267
Less: non-vested common shares outstanding           (332)      (332)
                                                  --------  ---------
Denominator for basic and diluted loss per share   55,484     53,935
                                                  ========  =========

Basic and diluted net loss per share              $ (0.05)  $  (0.21)
                                                  ========  =========


4.     MARKETABLE  SECURITIES

     The Company defines marketable securities as income yielding securities, which can be readily converted to cash. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county governments' notes and bonds.

5.     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):



                                            SEPTEMBER 30,    JUNE 30,
                                                2003           2003
                                           ---------------  ----------
Raw materials . . . . . . . . . . . . . .  $        4,711   $   5,109
Finished goods. . . . . . . . . . . . . .           6,211       7,940
Inventory at distributors . . . . . . . .             874         959
                                           ---------------  ----------
                                                   11,796      14,008
Reserve for excess and obsolete inventory          (5,684)     (7,997)
                                           ---------------  ----------
                                           $        6,112   $   6,011
                                           ===============  ==========


6.     PURCHASED  INTANGIBLE  ASSETS

     The composition of purchased intangible assets is as follows (in thousands):





                                       SEPTEMBER 30, 2003                              JUNE 30, 2003
                                       ------------------                              -------------

                           USEFUL                    ACCUMULATED                       ACCUMULATED
                           LIVES         GROSS       AMORTIZATION    NET     GROSS     AMORTIZATION    NET
                         ----------  -------------  --------------  ------  --------  --------------  ------

 Existing technology. .   1-5 years  $      8,060   $      (3,691)  $4,369  $ 8,060   $      (3,094)  $4,966
 Patent/core technology           5           405            (311)      94      405            (283)     122
 Tradename/trademark. .           5            32             (19)      13       32             (18)      14
 Non-compete agreements         2-3           940            (763)     177      940            (648)     292
                         ----------  -------------  --------------  ------  --------  --------------  ------

  Total . . . . . . . .              $      9,437   $      (4,784)  $4,653  $ 9,437   $      (4,043)  $5,394
                                     ============   ==============  ======  ========  ==============  ======



     The amortization expense for purchased intangible assets for the three months ended September 30, 2003 was $741,000, of which $597,000 was amortized to cost of revenues and $144,000 was amortized to operating expenses. The amortization expense for purchased intangible assets for the three months ended September 30, 2002 was $1.3 million, of which $1.0 million was amortized to cost of revenues and $228,000 was amortized to operating expenses. The estimated amortization expense for the remainder of fiscal 2004 and the next three years are as follows:



                                       COST OF    OPERATING
Fiscal year ending June 30:            REVENUES   EXPENSES   TOTAL
                                       ---------  ---------  ------
      2004 (Remainder of fiscal year)  $   1,734  $     217  $1,951
      2005. . . . . . . . . . . . . .      1,690         65   1,755
      2006. . . . . . . . . . . . . .        816          2     818
      2007. . . . . . . . . . . . . .        129          -     129
                                       ---------  ---------  ------
      Total . . . . . . . . . . . . .  $   4,369  $     284  $4,653
                                       =========  =========  ======


7.     LONG-TERM  INVESTMENTS

     Long-term investments consist of a 15.3% ownership interest in Xanboo at September 30, 2003 and June 30, 2003. The Company is accounting for this long-term investment under the equity method based upon the Company's ability through representation on Xanboo's board of directors to exercise significant influence over its operations. The Company's interest in the losses of Xanboo aggregating $209,000 and $329,000 for the three months ended September 30, 2003 and 2002, respectively, have been recognized as other expense in the condensed consolidated statements of operations.


8.     RESTRUCTURING  CHARGES

     On September 12, 2002 and March 14, 2003, the Company announced a restructuring plan to prioritize its initiatives around the growth areas of its business, focus on profit contribution, reduce expenses, and improve operating efficiency. These restructuring plans include a worldwide workforce reduction, consolidation of excess facilities and other charges. The Company recorded restructuring costs totaling $5.7 million, which were classified as operating expenses in the consolidated statement of operations for the year ended June 30,

2003. These restructuring plans resulted in the reduction of approximately 58 regular employees worldwide. The Company recorded workforce reduction charges of approximately $1.3 million related to severance and fringe benefits for the terminated employees. The Company recorded charges of approximately $4.4 million related to the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs, write-off of leasehold improvements and termination of a contractual obligation. The restructuring costs will be substantially paid in cash over the next five years. The remaining restructuring reserve is related to facility lease terminations and a contractual settlement.


     A summary of the activity in the restructuring reserve account is as follows (in thousands):


                                                    CHARGES AGAINST
                                                    ---------------
                                                        RESERVE
                                                       ---------
                                    RESTRUCTURING                      RESTRUCTURING
                                     RESERVE AT                         RESERVE AT
                                       JUNE 30,                        SEPTEMBER 30,
                                         2003       NON-CASH    CASH       2003
                                    --------------  ---------  ------  --------------
Workforce reductions . . . . . . .  $          260  $       -  $   -   $          260
Contractual obligations. . . . . .           2,000          -      -            2,000
Consolidation of excess facilities             975          -    (67)             908
                                    --------------  ---------  ------  --------------

Total. . . . . . . . . . . . . . .  $        3,235  $       -  $ (67)  $        3,168
                                    ==============  =========  ======  ==============


9.     WARRANTY

     Upon shipment to its customers, the Company provides for the estimated cost to repair or replace products to be returned under warranty. The Company's current warranty periods generally range from ninety days to two years from the date of shipment. The following table is a reconciliation of the changes to the product warranty liability for the periods presented:



                                THREE MONTHS
                                    ENDED        YEAR ENDED
                                SEPTEMBER 30,     JUNE 30,
                                    2003            2003
                               ---------------  ------------
Balance beginning of period .  $        1,193   $       479
Charged to costs and expenses             414           878
Charged to other expenses . .            (306)         (153)
Deductions. . . . . . . . . .               -           (11)
                               ---------------  ------------
Balance end of period . . . .  $        1,301   $     1,193
                               ===============  ============


10.     PROVISION  FOR  INCOME  TAXES  AND  EFFECTIVE  TAX  RATE

     The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company's effective tax rate was (1)% for both the three month periods ended September 30, 2003 and September 30, 2002. The federal statutory rate was 34% for both periods. The effective tax rate associated with the income tax expense for both the three month periods ended September 30, 2003 and 2002, was lower than the federal statutory rate primarily due to the increase in valuation allowance, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. In October 2003, the Internal Revenue Service completed its audit of the Company's federal income tax returns for the years ended June 30, 1999, 2000 and 2001. As a result, the Company will be required to pay approximately $500,000 in tax and interest to the Internal Revenue Service and the California Franchise Tax Board, in fiscal 2004. The Company had accrued for this liability in prior fiscal periods.


11.     BANK  LINE  OF  CREDIT  AND  DEBT

     In January 2002, the Company entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. The Company was required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 was to be paid. The Company was also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. Since establishing the line of credit, the Company has twice reduced the amount of the line, modified customary financial covenants, and adjusted the interest rate to be charged on borrowings to the prime rate plus ..50%, and eliminated the LIBOR option. Effective July 25, 2003, the Company further modified this line of credit, reducing the revolving line to $5.0 million, and adjusting the customary affirmative and negative covenants. The Company is also required to maintain certain financial ratios as defined in the agreement. The agreement has an annual revolving maturity date that renews on the effective date. The $50,000 facility fee was reduced to $12,500 and was paid. Prior to any advances being made under the line of credit, the bank is required to complete an initial field examination to determine its borrowing base. To date, the Company has not borrowed against this line of credit. The Company is currently in compliance with the revised financial covenants of the July 25, 2003 amended line of credit. Pursuant to the line of credit, the Company is restricted from paying any dividends. The Company has secured two deposits totaling approximately $365,000 under its line of credit.

     The Company issued a two-year note in the principal amount of $867,000 as a result of its acquisition of Stallion, accruing interest at a rate of 2.5% per annum. Interest expense related to the note totaled approximately $5,400 and $3,600 for the three months ended September 30, 2003 and 2002, respectively. The note is convertible into the Company's common stock at any time, at the election of the holders, at a $5.00 conversion price. The note is due in August 2004.


12.     COMPREHENSIVE  LOSS

     SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements. The components of comprehensive loss are as follows (in thousands):



                                              THREE  MONTHS  ENDED
                                                 SEPTEMBER 30,
                                              --------------------
                                                 2003      2002
                                               --------  ---------
Net loss                                       $(3,049)  $(11,402)
Other comprehensive loss:
Change in accumulated translation adjustments       11         23
                                               --------  ---------
Total comprehensive loss                       $(3,038)  $(11,379)
                                               ========  =========


13.     STOCK-BASED  COMPENSATION

     The Company has in effect several stock-based plans under which non-qualified and incentive stock options have been granted to employees, non-employee board members and other non-employees. The Company also has an employee stock purchase plan for all eligible employees. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issues to Employees" ("APB 25"), and related interpretations, and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS No. 123.

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

     The results of applying the requirements of the disclosure-only alternative of SFAS No. 123 to the Company's stock-based awards to employees would approximate the following:


                                                                     THREE  MONTHS  ENDED
                                                                        SEPTEMBER  30,
                                                                     --------------------
                                                                        2003      2002
                                                                      --------  ---------
Net loss - as reported                                                $(3,049)  $(11,402)
Add: Stock-based compensation expense included in net loss - as
reported                                                                  171        464
Deduct: Stock-based compensation expense determined under fair value
method . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (953)    (1,902)
                                                                      --------  ---------
Net loss - pro forma                                                  $(3,831)  $(12,480)
                                                                      ========  =========
Net loss per share (basic and diluted) - as reported                  $ (0.05)  $  (0.21)
                                                                      ========  =========
Net loss per share (basic and diluted) - pro forma                    $ (0.07)  $  (0.24)
                                                                      ========  =========


14.     LITIGATION  SETTLEMENT

     On August 23, 2002, a complaint entitled Dunstan v. Lantronix, Inc., et al., was filed in the Circuit Court of the State of Oregon, County of Multnomah, against the Company and certain of its current and former officers and directors by the cofounders of United States Software Corporation ("USSC"). The complaint and subsequently filed arbitration demand alleged Oregon state law claims for securities violations, fraud, and negligence, as well as other claims related to the Company's acquisition of USSC. Plaintiffs sought more than $14.0 million in damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. The parties participated in a mediation on June 30, 2003, and subsequently reached an agreement to settle the dispute. Pursuant to the parties' settlement agreement, the Company released to the plaintiffs approximately $400,000 in cash and 49,038 shares of the Company's common stock that had been held in an escrow since December 2000 as part of the acquisition of USSC. On September 15, 2003, the Company also issued to the plaintiffs
1,726,703 additional shares of its common stock worth approximately $1.5 million, which was recorded in the Company's results of operations as litigation settlement costs for the year ended June 30, 2003. In exchange, the plaintiffs released all claims against all defendants.


15.     LITIGATION

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

The Company has not yet answered the complaint, discovery has not commenced, and no trial date has been established.

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

     The Company filed a demurrer/motion to dismiss the amended complaint on February 13, 2003. The basis of the demurrer is that the plaintiff does not have standing to bring this lawsuit since plaintiff has never served a demand on the Company's Board that the Board take certain actions on behalf of the Company. On April 17, 2003, the Court overruled the Company's demurrer. All defendants have answered the complaint and generally denied the allegations. Discovery has commenced, but no trial date has been established.

Employment Suit Brought by Former Chief Financial Officer and Chief Operating Officer Steven Cotton

     On September 6, 2002, Steven Cotton, the Company's former CFO and COO, filed a complaint entitled Cotton v. Lantronix, Inc., et al., No. 02CC14308, in the Superior Court of the State of California, County of Orange. The complaint alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful termination, misrepresentation, and defamation. The complaint seeks unspecified damages, declaratory relief, attorneys' fees and costs. Discovery has not commenced and no trial date has been established.

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

Securities Claims Brought by Former Shareholders of Synergetic Micro Systems, Inc. ("Synergetic")

     On October 17, 2002, Richard Goldstein and several other former shareholders of Synergetic filed a complaint entitled Goldstein, et al v. Lantronix, Inc., et al in the Superior Court of the State of California, County of Orange, against the Company and certain of its former officers and directors. Plaintiffs filed an amended complaint on January 7, 2003. The amended complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from its acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. On May 5, 2003, the Company answered the complaint and generally denied the allegations in the complaint. Discovery has commenced but no trial date has been established.

Suit  filed  by  Lantronix  Against  Logical  Solutions,  Inc.  ("Logical")

     On March 25, 2003, the Company filed in Connecticut state court (Judicial District of New Haven) a complaint entitled Lantronix, Inc. and Lightwave Communications, Inc. v. Logical Solutions, Inc., et. al. This is an action for unfair and deceptive trade practices, unfair competition, unjust enrichment, conversion, misappropriation of trade secrets and tortuous interference with contractual rights and business expectancies. The Company seeks preliminary and permanent injunctive relief and damages. The individual defendants are all former employees of Lightwave Communications, a company that the Company acquired in June 2001. The Court held a non-jury trial October 10-17, 2003; closing arguments are set for November 14, 2003.

Other

     From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial position, operating results or cash flows.

     The pending lawsuits involve complex questions of fact and law and likely will continue to require the expenditure of significant funds and the diversion of other resources to defend. Management is unable to determine the outcome of its outstanding legal proceedings, claims and litigation involving the Company, its subsidiaries, directors and officers and cannot determine the extent to which these results may have a material adverse effect on the Company's business, results of operations and financial condition taken as a whole. The results of litigation are inherently uncertain, and adverse outcomes are possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in other reports filed with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and our subsequent reports on Form 8-K that discuss our business in greater detail.

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


OVERVIEW

     Lantronix designs, develops and markets devices and software solutions that make it possible to access, manage, control and configure almost any electronic product over the Internet or other networks. We are a leader in providing innovative networking solutions. We were initially formed as "Lantronix," a California corporation, in June 1989. We reincorporated as "Lantronix, Inc.," a Delaware corporation in May 2000.

     We have a history of providing devices that enable information technology ("IT") equipment to network using standard protocols for connectivity, including fiber optic, Ethernet and wireless. Our first device was a terminal server that allowed "dumb" terminals to connect to a network. Building on the success of our terminal servers, we introduced a complete line of print servers in 1991 that enabled users to inexpensively share printers over a network. Over the years, we have continually refined our core technology and have developed additional innovative networking solutions that expand upon the business of providing our customers network connectivity. With the expansion of networking and the Internet, our technology focus is increasingly broader, so that our device solutions provide a product manufacturer with the ability to network their products within the industrial, sevice and consumer markets.

     We provide three broad categories of products: "device networking solutions," that enable almost any electronic product to be connected to a network; "IT management solutions," that enable multiple pieces of hardware, usually IT-related network hardware such as servers, routers, switches, and similar pieces of equipment to be managed over a network; and software that is either embedded in the hardware devices that are mentioned above, or stand-alone application software.

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

     We sell our devices through a global network of distributors, system integrators, value added resellers (VARs), manufacturers' representatives and original equipment manufacturers (OEM's). In addition, we sell directly to selected accounts. One customer, Ingram Micro, accounted for approximately 13.4% and 10.5% of our net revenues for the three months ended September 30, 2003 and 2002, respectively. Another customer, Tech Data, accounted for approximately 10.3% and 9.7% of our net revenues for the three months ended September 30, 2003 and 2002, respectively. Accounts receivable attributable to these domestic customers accounted for approximately 12.2% and 16.0% of total accounts receivable at September 30, 2003 and June 30, 2003, respectively.

     One international customer, transtec AG, which is a related party due to common ownership by our largest stockholder and former Chairman of our Board of Directors, Bernhard Bruscha, accounted for approximately 2.5% and 3.7% of our net revenues for the three months ended September 30, 2003 and 2002, respectively. Accounts receivable attributable to this international customer totaled $84,000 at September 30, 2003. No amounts were receivable on June 30, 2003.


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

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our condensed consolidated financial statements:

     Revenue  Recognition

     We do not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. Commencing July 1, 2000, we adopted a new accounting policy for revenue recognition such that recognition of revenue and related gross profit from sales to distributors are deferred until the distributor resells the product. Net revenue from certain smaller distributors for which point-of-sale information is not available, is recognized one month after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end user. When product sales revenue is recognized, we establish an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenues would result. Revenue from the licensing of software is recognized at the time of shipment (or at the time of resale in the case of software products sold through distributors), provided we have vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered. Our products typically carry a ninety day to two year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins.

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


     Impairment  of  Long-Lived  Assets

     We evaluate long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns, are present. Reviews are performed to determine whether the carrying values of assets are impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the expected future cash flows using a discount rate based upon our weighted average cost of capital is used to estimate the fair value of the assets. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic lives of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In the event they are lower, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

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


Settlement  Costs

     From time to time, we are involved in legal actions arising in the ordinary course of business. We cannot assure you that these actions or other third party assertions against us will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. We are aggressively defending these litigation matters and believe no material adverse outcome will result. However, there are many uncertainties associated with any litigation. If our assessments prove to be wrong, our results of operations and financial condition could be materially and adversely affected. In addition, if further information becomes available that causes us to determine a loss in any of our pending litigation is probable and we can reasonably estimate a range of loss associated with such litigation, then we would record at least the minimum estimated liability. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.


CONSOLIDATED  RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our condensed consolidated statement of operations:


                                                 THREE MONTHS
                                                    ENDED
                                                SEPTEMBER 30,
                                              ----------------
                                               2003     2002
                                              -------  -------
Net revenues                                   100.0%   100.0%
Cost of revenues                                50.0     64.6
                                              -------  -------
Gross profit                                    50.0     35.4
                                              -------  -------
Operating expenses:
  Selling, general and administrative. . . .    54.8     62.1
  Research and development . . . . . . . . .    16.2     19.2
  Stock-based compensation . . . . . . . . .     1.3      3.5
 Amortization of purchased intangible assets     1.2      1.8
  Restructuring charges. . . . . . . . . . .       -     38.9
                                              -------  -------
Total operating expenses                        73.5    125.4
                                              -------  -------
Loss from operations                           (23.5)   (90.0)
Interest income (expense), net                   0.2      1.5
Other income (expense), net                     (1.4)    (0.7)
                                              -------  -------
Loss before income taxes                       (24.7)   (89.2)
Provision for income taxes                       0.3      0.7
                                              -------  -------
Net loss                                      (24.9)%  (89.9)%
                                              =======  =======

NET  REVENUES

     Net revenues decreased $451,000, or 3.6%, to $12.2 million for the three months ended September 30, 2003 from $12.7 million for the three months ended September 30, 2002. The decrease for the three months ended September 30, 2003 was primarily attributable to a decrease in net revenues of our other products. IT management solutions net revenues were flat at $3.1 million, or 25.1% of net revenues, for the three months ended September 30, 2003 and $3.1 million, or 24.2% of net revenues, for the three months ended September 30, 2002. Device networking solutions net revenues were flat at $6.6 million, or 53.9% of net revenues, for the three months ended September 30, 2003 and $6.6 million, or 52.1% of net revenues, for the three months ended September 30, 2002. Other products net revenues decreased $432,000, or 14.4%, to $2.6 million, or 21.0% of net revenues, for the three months ended September 30, 2003 from $3.0 million, or 23.6% of net revenues, for the three months ended September 30, 2002. The decrease in other product net revenues is primarily due to a decrease in our legacy Print Server product line. We are no longer investing in the development of Print Server product lines and expect net revenues related to this product line to continue to decline in the future as we focus our investment in device networking and IT management products. Net revenues for the three months ended September 30, 2003 includes $52,000 of revenues from one of our industrial controller product lines that we exited during the quarter ended September 30, 2003. Net revenues for the three months ended September 30, 2002 included $530,000 of revenues from this exited industrial controller product line.

     Net revenues generated from sales in the Americas decreased $308,000, or 3.1%, to $9.5 million, or 77.8% of net revenues, for the three months ended September 30, 2003 from $9.8 million, or 77.4% of net revenues, for the three months ended September 30, 2002. Our net revenues derived from customers located in Europe decreased $204,000, or 8.6%, to $2.2 million, or 17.8% of net revenues, for the three months ended September 30, 2003 from $2.4 million, or 18.7% of net revenues, for the three months ended September 30, 2002. The decrease in net revenues in the Americas and Europe is primarily attributable to a decrease in industry technology spending. Our net revenues derived from customers located in other geographic areas increased slightly to $549,000, or 4.5% of net revenues, for the three months ended September 30, 2003 from $488,000, or 3.8% of net revenues, for the three months ended September 30, 2002.

     We experienced a slight decline in our quarterly net revenues during fiscal 2003, although we began to show a year over year quarterly revenue improvement in the fourth quarter of fiscal 2003. In the first quarter of fiscal 2004, we showed a slight increase over the fourth quarter of fiscal 2003 and a slight decrease from the same period last year.

GROSS  PROFIT

     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers, amortization of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, overhead and warranty costs. Cost of revenues for the three months ended September 30, 2003 and 2002 consisted of $597,000 and $1.0 million of amortization of purchased intangible assets, respectively. At September 30, 2003 the unamortized balance of purchased intangible assets that will be amortized to cost of revenues was $4.4 million, of which $1.7 million will be amortized in the remainder of fiscal 2004, $1.7 million in fiscal 2005, $816,000 in fiscal 2006 and $129,000 in fiscal 2007.

     Gross profit increased by $1.6 million, or 36.4%, to $6.1 million, or 50.0% of net revenues, for the three months ended September 30, 2003 from $4.5 million, or 35.4% of net revenues, for the three months ended September 30, 2002. The increase in gross profit in absolute dollars and as a percentage of net revenues for the three months ended September 30, 2003 was mainly attributable to a decrease in our inventory reserve of $914,000 and the decrease in amortization of purchased intangible assets charged to cost of revenues of $431,000. The decrease in the amortization of purchased intangible assets is primarily due to the impairment write-down of $3.9 million during the fourth quarter of fiscal 2003. The decrease in our inventory reserve is primarily due to the sale of products during the period for which reserves were previously recorded.

SELLING,  GENERAL  AND  ADMINISTRATIVE

     Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, and professional legal and accounting fees. Selling, general and administrative expenses decreased $1.2 million, or 14.8%, to $6.7 million, or 54.8% of net revenues, for the three months ended September 30, 2003 from $7.9 million, or 62.1% of net revenues, for the three months ended September 30, 2002. Selling, general and administrative expense decreased primarily due to reductions in headcount and facility costs as a result of our fiscal 2003 restructurings and the decrease in legal and other professional fees. The legal fees primarily relate to our defense of the shareholder lawsuits and the SEC investigation. Legal fees incurred in defense of the shareholder suits are reimbursable to the extent provided in our directors and officers liability insurance policies, and subject to the coverage limitations and exclusions contained in such policies. For the three months ended September 30, 2003, we have been reimbursed $325,000 of these expenses. We expect to receive additional reimbursements for legal fees in the future.

RESEARCH  AND  DEVELOPMENT

     Research and development expenses consist primarily of personnel-related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses decreased $446,000, or 18.4%, to $2.0 million, or 16.2% of net revenues, for the three months ended September 30, 2003 from $2.4 million, or 19.2% of net revenues, for the three months ended September 30, 2002. This decrease resulted primarily from our fiscal 2003 restructurings which resulted in the closing of the Hillsboro, Oregon; Milford, Connecticut; and Germany offices. Generally, research and development expenses are expected to increase during the remainder of fiscal 2004 as we increase headcount to support new product development.

STOCK-BASED  COMPENSATION

     Stock-based compensation generally represents the amortization of deferred compensation. We recorded no deferred compensation for the three months ended September 30, 2003 and recorded deferred compensation forfeitures of $78,000 for the three months ended September 30, 2003. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. Deferred compensation also includes the value of employee stock options assumed in connection with our acquisitions calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years.

     Included in cost of revenues is stock-based compensation of $16,000 and $19,000 for the three months ended September 30, 2003 and 2002, respectively. Stock-based compensation included in operating expenses decreased $290,000, or 65.2%, to $155,000, or 1.3% of net revenues, for the three months ended September 30, 2003 from $445,000, or 3.5% of net revenues, for the three months ended September 30, 2002. The decrease in stock-based compensation for the three months ended September 30, 2003 is primarily attributable to the restructuring plans whereby options for which deferred compensation has been recorded are forfeited for terminated employees. Additionally, the decrease is due to the acceleration of approximately $239,000 of stock-based compensation in January 2003 as a result of our completion of an offer whereby employees holding options to purchase our common stock were given the opportunity to cancel certain of their existing options in exchange for the opportunity to receive new options. At September 30, 2003, a balance of $446,000 remains and will be amortized as follows: $343,000 for the remainder of fiscal 2004, $86,000 in fiscal 2005 and $17,000 in fiscal 2006.

AMORTIZATION  OF  PURCHASED  INTANGIBLE  ASSETS

     Purchased intangible assets primarily include existing technology, patents and trademarks and are amortized on a straight-line basis over the estimated useful lives of the respective assets, ranging from one to five years. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. The amortization of purchased intangible assets decreased $84,000, or 36.8%, to $144,000, or 1.2% of net revenues, for the three months ended September 30, 2003 from $228,000, or 1.8% of net revenues, for the three months ended September 30, 2002. In addition, approximately $597,000 and $1.0 million of amortization of purchased intangible assets has been classified as cost of revenues for the three months ended September 30, 2003 and 2002, respectively. The decrease in amortization of purchased intangible assets is primarily due to the impairment write-down of $2.4 million during the fourth quarter of fiscal 2003. At September 30, 2003, the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $284,000, of which $217,000 will be amortized in the remainder of fiscal 2004, $65,000 in fiscal 2005 and $2,000 in fiscal 2006.

RESTRUCTURING  CHARGES

     On September 12, 2002, we announced a restructuring plan to prioritize our initiatives around the growth areas of our business, focus on profit contribution, reduce expenses, and improve operating efficiency. This restructuring plan included a worldwide workforce reduction, consolidation of excess facilities and other charges. We recorded restructuring costs totaling $4.9 million, which were classified as operating expenses in the condensed consolidated statement of operations for the three months ended September 30, 2002. This restructuring plan resulted in the reduction of approximately 50 regular employees worldwide. We recorded workforce reduction charges of approximately $1.2 million related to severance and fringe benefits for the terminated employees. We recorded charges of approximately $3.7 million related to the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs, write-off of leasehold improvements and termination of a contractual obligation. The restructuring costs will be substantially paid in cash over the next five years. The remaining restructuring reserve is related to facility lease terminations and a contractual settlement. There was no restructuring charge recorded for the three months ended September 30, 2003.

INTEREST  INCOME  (EXPENSE),  NET

     Interest income (expense), net consists primarily of interest earned on cash, cash equivalents and marketable securities. Interest income (expense), net was $24,000 and $192,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease is primarily due to lower average investment balances and interest rates. Additionally, the decrease in the average investment balance is due to increased legal and other professional fees resulting from our financial statement restatements in fiscal 2002 and defense of our lawsuits. Also, the decrease is due to the settlement of the Milford lease obligation included in our restructuring charge, the purchase of a joint interest in intellectual property from Gordian, our acquisition of Stallion and to fund current operations.

OTHER  INCOME  (EXPENSE),  NET

     Other income (expense), net was $(170,000) and $(90,000) for the three months ended September 30, 2003 and 2002, respectively. The increase in other expense is primarily attributable to our share of the losses from our investment in Xanboo.

PROVISION  FOR  INCOME  TAXES-EFFECTIVE  TAX  RATE

     We utilize the liability method of accounting for income taxes as set forth in FASB Statement No. 109, "Accounting for Income Taxes." Our effective tax rate was (1)% for both the three month periods ended September 30, 2003 and 2002. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax expense for both the three month periods ended September 30, 2003 and 2002, was lower than the federal statutory rate primarily due to the increase in valuation allowance, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. In October 2003, the Internal Revenue Service completed its audit of our federal income tax returns for the years ended June 30, 1999, 2000 and 2001. As a result, we will be required to pay approximately $500,000 in tax and interest to the Internal Revenue Service and the California Franchise Tax Board, in fiscal 2004. We accrued for this liability in prior fiscal periods.

IMPACT  OF  ADOPTION  OF  NEW  ACCOUNTING  STANDARDS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires the primary beneficiary of a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. We are currently reviewing our investments and other arrangements to determine whether any of its investee companies are VIEs. We do not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consisting of money-market funds and commercial paper totaled $8.9 million at September 30, 2003.
Marketable securities are income yielding securities which can be readily converted to cash. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county government notes and bonds and totaled $4.6 million at September 30, 2003. Long-term investments primarily consist of an equity security of a privately held company, Xanboo, and totaled $5.2 million at September 30, 2003.

     Our operating activities used cash of $701,000 for the three months ended September 30, 2003. We incurred a net loss of $3.0 million, which includes the following adjustments: benefit from inventory reserve of $914,000, amortization of purchased intangible assets of $741,000, depreciation of $504,000, amortization of stock-based compensation of $171,000, equity losses from unconsolidated businesses of $209,000 and a provision for doubtful accounts of $142,000. The changes in our operating assets consist of a decrease in inventory of $813,000, decrease in contract manufacturer receivable of $679,000, decrease in prepaid expenses and other assets of $1.4 million and an increase in other current liabilities of $640,000 which was reduced by a decrease in the balance due to Gordian of $1.0 million and a decrease in accounts payable of $1.1 million. The decrease in the balance due to Gordian is due to payments in accordance with the agreement. The decrease in prepaid expenses and other current assets is primarily due to the Gordian payment whereby we maintained a time deposit for $1.0 million. The decrease in inventory is primarily attributable to a concentrated effort by management to reduce inventory levels. The increase in other current liabilities is primarily due to the issuance of stock in satisfaction of the $1.5 million Dunstan settlement. On September 15, 2003, 1,726,703 shares were issued following a fairness determination by the state court in Oregon. The decrease in contract manufacturer receivables is due to improved collections. The decrease in accounts payable is due to the timing of payments to our suppliers.

     Cash provided by investing activities was $2.1 million for the three months ended September 30, 2003 compared with a $8.6 million use of cash for the three months ended September 30, 2002. We received $2.2 million in proceeds from the sales of marketable securities. We also used $84,000 to purchase property and equipment.

     Cash provided by financing activities was $163,000 for the three months ended September 30, 2003, primarily related to the purchase by the employee stock purchase plan. Cash provided by financing activities was $9,000 for the three months ended September 30, 2002.

     In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We were required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 was to be paid. We are also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. Since establishing the line of credit, we have twice reduced the amount of the line, modified customary financial covenants, and adjusted the interest rate to be charged on borrowings to the prime rate plus .50%, and eliminated the LIBOR option. Effective July 25, 2003, we further modified this line of credit, reducing the revolving line to $5.0 million, and adjusting the customary affirmative and negative covenants. We are also required to maintain certain financial ratios as defined in the agreement. The agreement has an annual revolving maturity date that renews on the effective date. The renewal $50,000 facility fee was reduced to $12,500 and was paid. Prior to any advances being made under the line of credit, the bank is required to complete a field examination to determine its borrowing base. To date, we have not borrowed against this line of credit. We are currently in compliance with the revised financial covenants of the July 25, 2003 amended line of credit. Pursuant to our line of credit, we are restricted from paying any dividends. We have secured two deposits totaling approximately $365,000 under our line of credit.

     The following table summarizes our contractual payment obligations and commitments:



         REMAINDER  OF  FISCAL  YEAR              FISCAL  YEARS
       ------------------------------  -----------------------------------
                                2004    2005   2006   2007   2008   TOTAL
                               ------  ------  -----  -----  -----  ------
Operating leases. . . . . . .  $1,302  $1,348  $ 493  $ 336  $ 202  $3,681

Convertible note payable. . .     867       -      -      -      -     867

Other contractual obligations     205       -      -      -      -     205
                               ------  ------  -----  -----  -----  ------

Total . . . . . . . . . . . .  $2,374  $1,348  $ 493  $ 336  $ 202  $4,753
                               ======  ======  =====  =====  =====  ======

     In October 2003, the Internal Revenue Service completed its audit of our federal income tax returns for the years ended June 30, 1999, 2000 and 2001. As a result, we will be required to pay approximately $500,000 in tax and interest to the Internal Revenue Service and the California Franchise Tax Board, in fiscal 2004. We accrued for this liability in prior fiscal periods.

     We believe that our existing cash, cash equivalents and marketable securities and any available borrowings under our line of credit facility will be adequate to meet our anticipated cash needs through at least the next twelve months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues, research and development and infrastructure investments, and expenses related to on-going government investigations and pending litigation, which will affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

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

     Class  Action  Lawsuits

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against us and certain of our current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused us to improperly recognize revenue and make false and misleading statements about our business. Plaintiffs further allege that the defendants materially overstated our reported financial results, thereby inflating our stock price during our securities offering in July 2001, as well as facilitating the use of our common stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint now purports to be a class action brought on behalf of persons who purchased or otherwise acquired our common stock during the period of August 4, 2000 through May 30, 2002, inclusive. The amended complaint continues to assert that we and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that we and these officers and directors violated the Securities Act of 1933 arising from our Initial Public Offering in August 2000. We filed a motion to dismiss the additional allegations on March 3, 2003. The Court has taken the motion under submission. We have not yet answered the complaint, discovery has not commenced, and no trial date has been established.

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

     We filed a demurrer/motion to dismiss the amended complaint on February 13, 2003. The basis of the demurrer is that the plaintiff does not have standing to bring this lawsuit since plaintiff has never served a demand on our Board that our Board take certain actions on our behalf. On April 17, 2003, the Court overruled our demurrer. All defendants have answered the complaint and generally denied the allegations. Discovery has commenced, but no trial date has been established.

     Employment Suit Brought by Former Chief Financial Officer and Chief Operating Officer Steven Cotton

     On September 6, 2002, Steven Cotton, our former CFO and COO, filed a complaint entitled Cotton v. Lantronix, Inc., et al., No. 02CC14308, in the Superior Court of the State of California, County of Orange. The complaint alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful termination, misrepresentation, and defamation. The complaint seeks unspecified damages, declaratory relief, attorneys' fees and costs. Discovery has not commenced and no trial date has been established.

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

     Securities Claims Brought by Former Shareholders of Synergetic Micro Systems, Inc.

     On October 17, 2002, Richard Goldstein and several other former shareholders of Synergetic filed a complaint entitled Goldstein, et al v. Lantronix, Inc., et al in the Superior Court of the State of California, County of Orange, against us and certain of our former officers and directors. Plaintiffs filed an amended complaint on January 7, 2003. The amended complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from our acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. On May 5, 2003, we answered the complaint and generally denied the allegations in the complaint. Discovery has commenced but no trial date has been established.

     Suit  filed  by  Lantronix  Against  Logical  Solutions,  Inc.

     On March 25, 2003, we filed in Connecticut state court (Judicial District of New Haven) a complaint entitled Lantronix, Inc. and Lightwave Communications, Inc. v. Logical Solutions, Inc., et. al. This is an action for unfair and deceptive trade practices, unfair competition, unjust enrichment, conversion, misappropriation of trade secrets and tortuous interference with contractual rights and business expectancies. We seek preliminary and permanent injunctive relief and damages. The individual defendants are all former employees of Lightwave Communications, a company that we acquired in June 2001. The Court held a non-jury trial October 10-17, 2003; closing arguments are set for November 14, 2003.

     Other

     From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

     The pending lawsuits involve complex questions of fact and law and likely will continue to require the expenditure of significant funds and the diversion of other resources to defend. We are unable to determine the outcome of its outstanding legal proceedings, claims and litigation involving us, our subsidiaries, directors and officers and cannot determine the extent to which these results may have a material adverse effect on our business, results of operations and financial condition taken as a whole. The results of litigation are inherently uncertain, and adverse outcomes are possible. We are unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the consolidated financial statements.

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

     WE INCORPORATE SOFTWARE LICENSED FROM THIRD PARTIES INTO SOME OF OUR PRODUCTS AND ANY SIGNIFICANT INTERRUPTION IN THE AVAILABILITY OF THESE THIRD-PARTY SOFTWARE PRODUCTS OR DEFECTS IN THESE PRODUCTS COULD REDUCE THE DEMAND FOR, OR PREVENT THE SALE OR USE OF, OUR PRODUCTS

Certain of our products contain components developed and maintained by third-party software vendors or available through the "open source" software community. We also expect that we may incorporate software from third-party vendors and open source software in our future products. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our products to function with alternate third-party software or open source software, or develop these components ourselves, which would result in increased costs and could result in delays in our product shipments. Furthermore, we might be forced to limit the features available in our current of future product offerings. We presently are developing products for use on the Linux platform. The SCO Group (SCO) has filed and threatened to file lawsuits against companies that operate Linux for commercial purposes, alleging that such use of Linux infringes SCO's rights. These allegations may adversely affect the demand for the Linux platform and, consequently, the sales of our Linux-based products.

     FOUR OF THE FORMER STOCKHOLDERS OF LIGHTWAVE COMMUNICATIONS ARE OPERATING A BUSINESS THAT COMPETES WITH US. IF WE ARE UNSUCCESSFUL IN OUR PENDING LITIGATION AGAINST THIS COMPANY, AND THESE FORMER LIGHTWAVE STOCKHOLDERS, OUR BUSINESS MAY BE HARMED

     In June 2001, we acquired Lightwave Communications. Since that time, four of the founding stockholders and executive officers of Lightwave, as well as several other former employees of Lightwave, have begun operating a business that competes with us. Because these individuals held senior positions at Lightwave, and were exposed to confidential information about Lightwave, as well as Lantronix, if we are unsuccessful in our litigation against them, we may suffer substantial harm.

     We filed this suit to protect the value of the assets we bought in the Lightwave acquisition. If the court refuses to enjoin their use of our confidential information, the former employees will be able to compete against us in our markets for console servers, KVM and video display extenders.

     STOCK-BASED  COMPENSATION  WILL  NEGATIVELY  AFFECT  OUR OPERATING RESULTS.

     We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We recorded deferred compensation forfeitures of $78,000 for the three months ended September 30, 2003. At September 30, 2003, a balance of $446,000 remains and will be amortized as follows: $343,000 for the remainder of fiscal 2004, $86,000 in fiscal 2005 and $17,000 in fiscal 2006.

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

     WE HAVE EXCESS INVENTORIES AND THERE IS A RISK WE MAY BE UNABLE TO DISPOSE OF THEM.

     Our products and therefore our inventories are subject to technological risk at any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid their becoming obsolete. As of September 30, 2003, our inventories including raw materials, finished goods and inventory at distributors were valued at $11.8 million and we had reserved $5.7 million against these inventories. As of June 30, 2003, our inventories, including raw materials, finished goods and inventory at distributors were valued at $14.0 million and we had reserved $8.0 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, our operating results could be substantially harmed.

     WE PRIMARILY DEPEND ON FOUR THIRD-PARTY MANUFACTURERS TO MANUFACTURE SUBSTANTIALLY ALL OF OUR PRODUCTS, WHICH REDUCES OUR CONTROL OVER THE
MANUFACTURING PROCESS. IF THESE MANUFACTURERS ARE UNABLE OR UNWILLING TO MANUFACTURE OUR PRODUCTS AT THE QUALITY AND QUANTITY WE REQUEST, OUR BUSINESS COULD BE HARMED AND OUR STOCK PRICE COULD DECLINE.

     We outsource substantially all of our manufacturing to four third-party manufacturers, Varian, Inc., Irvine Electronics, Technical Manufacturing Corp. and Uni Precision Industrial Ltd. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

- reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

-     lack  of  guaranteed  production  capacity  or  product  supply;  and

- reliance on third-party manufacturers to maintain competitive manufacturing technologies.

     Our agreements with these manufacturers provide for services on a purchase order basis. If our manufacturers were to become unable or unwilling to continue to manufacture our products in required volumes, at acceptable quality, quantity, yields and costs, or in a timely manner, our business would be seriously harmed. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. Moreover, if we shift products among third-party manufacturers, we may incur substantial expenses, risk material delays, or encounter other unexpected issues. For example, in the third quarter of fiscal 2003 we encountered product shortages related to the transition to a third-party manufacturer. This product shortage contributed to our net revenues falling below our publicly announced estimates.

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

     WE HAVE ELECTED TO USE A CONTRACT MANUFACTURER IN CHINA, WHICH INVOLVES SIGNIFICANT RISKS.

     One of our contract manufacturers is based in China. There are significant risks of doing business in China, including:

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

     In addition, from time to time we may invest in businesses that we believe present attractive investment opportunities, or provide other synergetic benefits. In September and October 2001, we paid an aggregate of $3.0 million to Xanboo for convertible promissory notes, which have converted, in accordance with their terms, into Xanboo preferred stock. In addition, we purchased an additional $4.0 million of preferred stock in Xanboo. As of September 30, 2003, we hold a 15.3% ownership interest with a net book value of $5.2 million, in Xanboo. This investment is speculative in nature, and there is risk that we could lose part or all of our investment.


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

     IF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE NOT SUCCESSFUL OUR NET REVENUES COULD DECLINE AND BUSINESS COULD BE HARMED.

     For the three months ended September 30, 2003, we incurred $2.0 million in research and development expenses, which comprised 16.2% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development.

     IF A MAJOR CUSTOMER CANCELS, REDUCES, OR DELAYS PURCHASES, OUR NET REVENUES MIGHT DECLINE AND OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our top five customers accounted for 39.6% of our net revenues for the three months ended September 30, 2003. One customer. Ingram Micro, Inc., accounted for approximately 13.4% and 10.5% of our net revenues for the three months ended September 30, 2003 and 2002, respectively. Another customer, Tech Data Corporation, accounted for approximately 10.3% and 9.7% of our net revenues for the three months ended September 30, 2003 and 2002, respectively. Accounts receivable attributable to these two domestic customers accounted for approximately 12.2% and 16.0% of total accounts receivable at September 30, 2003 and June 30, 2003, respectively. The number and timing of sales to our distributors have been difficult for us to predict. The loss or deferral of one or more significant sales in a quarter could harm our operating results. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace and the growth of our business could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our device networking solutions technology. Our sales are usually completed on a purchase order basis and we have no long-term purchase commitments from our customers.

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

     Net revenues from international sales represented 22.2% and 22.6% of net revenues for the three months ended September 30, 2003 and 2002, respectively. Net revenues from Europe represented 17.8% and 18.7% of our net revenues for the three months ended September 30, 2003 and 2002, respectively.

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

INTEREST  RATE  RISK

     Our exposure to interest rate risk is limited to the exposure related to our cash and cash equivalents, marketable securities and our credit facilities, which is tied to market interest rates. As of September 30, 2003 and June 30, 2003, we had cash and cash equivalents of $8.9 million and $7.3 million, respectively, which consisted of cash and short-term investments with original maturities of ninety days or less, both domestically and internationally. As of September 30, 2003 and June 30, 2003, we had marketable securities of $4.6 million and $6.8 million, respectively, consisting of obligations of U.S. Government agencies, state, municipal and county government notes and bonds. We believe our marketable securities will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

FOREIGN  CURRENCY  RISK

     We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

INVESTMENT  RISK

     As of September 30, 2003 and June 30, 2003, we had a net investment of $5.2 million and $5.4 million, respectively, in Xanboo, a privately held company which can still be considered in the start-up or development stages. This investment is inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. There is a risk that we could lose part or all of our investment.

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

(b)  Changes  in  internal  controls.

     Prior to the evaluation date, we had identified material weaknesses in our disclosure controls and procedures and have taken corrective actions. In certain cases, we have identified disclosure control and procedural process improvements that have been implemented, and will continue to be implemented after the evaluation date. For example, we have revised our process controls that will facilitate timely Securities and Exchange Commission filings and have implemented additional training. We continue to study, plan, and implement process changes in anticipation of new requirements related to Sarbanes-Oxley legislation and SEC and Nasdaq rules.

PART  II.  OTHER  INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS

Intellectual  Property

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

Class  Action  Lawsuits

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against us and certain of our current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused us to improperly recognize revenue and make false and misleading statements about our business. Plaintiffs further allege that the defendants materially overstated our reported financial results, thereby inflating our stock price during our securities offering in July 2001, as well as facilitating the use of our common stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint now purports to be a class action brought on behalf of persons who purchased or otherwise acquired our common stock during the period of August 4, 2000 through May 30, 2002, inclusive. The amended complaint continues to assert that we and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that we and these officers and directors violated the Securities Act of 1933 arising from our Initial Public Offering in August 2000. We filed a motion to dismiss the additional allegations on March 3, 2003. The Court has taken the motion under submission. We have not yet answered the complaint, discovery has not commenced, and no trial date has been established.

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

     We filed a demurrer/motion to dismiss the amended complaint of February 13, 2003. The basis of the demurrer is that the plaintiff does not have standing to bring this lawsuit since plaintiff has never served a demand on our Board the our Board take certain actions on our behalf. On April 17, 2003, the Court overruled our demurrer. All defendants have answered the complaint and generally denied the allegations. Discovery has commenced, but no trial date has been established.

Securities  Claims  and  Employment  Claims  Brought  by the Co-Founders of USSC

     On August 23, 2002, a complaint entitled Dunstan v. Lantronix, Inc., et al., was filed in the Circuit Court of the State of Oregon, County of Multnomah, against us and certain of our current and former officers and directors by the cofounders of USSC. The complaint and subsequently filed arbitration demand alleged Oregon state law claims for securities violations, fraud, and negligence, as well as other claims related to our acquisition of USSC. Plaintiffs sought more than $14.0 million in damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. The parties participated in a mediation on June 30, 2003, and subsequently reached an agreement to settle the dispute. Pursuant to the parties' settlement agreement, we released to the plaintiffs approximately $400,000 in cash and 49,038 shares of our common stock that had been held in an escrow since December 2000 as part of the acquisition of USSC. On September 15, 2003, we also issued to the plaintiffs 1,726,703 additional shares of our common stock worth approximately $1.5 million, which was recorded in our results of operations as litigation settlement costs for the year ended June 30, 2003. In exchange, the plaintiffs released all claims against all defendants.

Employment  Suit  Brought  by  Former  CFO  and  COO  Steven  Cotton

     On September 6, 2002, Steven Cotton, our former CFO and COO, filed a complaint entitled Cotton v. Lantronix, Inc., et al., No. 02CC14308, in the Superior Court of the State of California, County of Orange. The complaint alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful termination, misrepresentation, and defamation. The complaint seeks unspecified damages, declaratory relief, attorneys' fees and costs. Discovery has not commenced and no trial date has been established.

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

     Securities  Claims  Brought  by  Former  Shareholders  of  Synergetic

On October 17, 2002, Richard Goldstein and several other former shareholders of Synergetic filed a complaint entitled Goldstein, et al v. Lantronix, Inc., et al in the Superior Court of the State of California, County of Orange, against certain of our former officers and directors. Plaintiffs filed an amended complaint on January 7, 2003. The amended complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from our acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. On May 5, 2003, the Company answered the complaint and generally denied the allegations in the complaint. Discovery has commenced but no trial date has been established.

     Suit  filed  by  Lantronix  Against  Logical  Solutions,  Inc.

     On March 25, 2003, we filed in Connecticut state court (Judicial District of New Haven) a complaint entitled Lantronix, Inc. and Lightwave Communications, Inc. v. Logical Solutions, Inc., et. al. This is an action for unfair and deceptive trade practices, unfair competition, unjust enrichment, conversion, misappropriation of trade secrets and tortuous interference with contractual rights and business expectancies. We seek preliminary and permanent injunctive relief and damages. The individual defendants are all former employees of Lightwave Communications, a company that we acquired in June 2001. The Court held a non-jury trial October 10-17, 2003; closing arguments are set for November 14, 2003.

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


ITEM  2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On August 23, 2002, a complaint entitled Dunstan v. Lantronix, Inc., et al., was filed in the Circuit Court of the State of Oregon, County of Multnomah, against us and certain of our current and former officers and directors by the cofounders of USSC. The complaint and subsequently filed arbitration demand alleged Oregon state law claims for securities violations, fraud, and negligence, as well as other claims related to our acquisition of USSC. Plaintiffs sought more than $14.0 million in damages, interest, attorney's fees, costs, expenses, and an unspecified amount of punitive damages. The parties participated in a mediation on June 30, 2003, and subsequently reached an agreement to settle the dispute. Pursuant to the parities' settlement agreement, we released to the plaintiffs approximately $400,000 in cash and 49,038 shares of our common stock that had been held in an escrow since December 2000 as part of the acquisition of USSC. On September 15, 2003, we also issued to the plaintiffs 1,726,703 additional shares of our common stock worth approximately

$1.5 million, which was recorded in our results of operations as litigation settlement costs for the year ended June 30, 2003. In exchange, the plaintiffs released all claims against all defendants.

     In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We were required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 was to be paid. We are also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. Since establishing the line of credit, we have twice reduced the amount of the line, modified customary financial covenants, and adjusted the interest rate to be charged on borrowings to the prime rate plus .50%, and eliminated the LIBOR option. Effective July 25, 2003, we further modified this line of credit, reducing the revolving line to $5.0 million, and adjusting the customary affirmative and negative covenants. We are also required to maintain certain financial ratios as defined in the agreement. The agreement has an annual revolving maturity date that renews on the effective date. The renewal $50,000 facility fee was reduced to $12,500 and was paid. Prior to any advances being made under the line of credit, the bank is required to complete a field examination to determine its borrowing base. To date, we have not borrowed against this line of credit. We are currently in compliance with the revised financial covenants of the July 25, 2003 amended line of credit. Pursuant to our line of credit, we are restricted from paying any dividends. We have secured two deposits totaling approximately $365,000 under our line of credit.

ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.   OTHER  INFORMATION

     In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the company is responsible for listing the non-audit services approved in the three months ended September 30, 2003, by the company's Audit Committee to be performed by the company's external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the company. The Audit Committee did not engage the outside auditors in any non-audit related services in the three months ended September 30, 2003.

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

EXHIBIT
NUMBER     DESCRIPTION  OF  DOCUMENT
------     -------------------------


99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports  on  Form  8-K
None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, Lantronix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 7th day of November, 2003.

                          LANTRONIX,  INC.

                          By:     /s/ James W. Kerrigan
                                  ---------------------
                                  JAMES W. KERRIGAN
                                  -----------------
                                  CHIEF FINANCIAL OFFICER


                                 CERTIFICATIONS

I,  Marc  H.  Nussbaum,  certify  that:

     1.  I have reviewed this quarterly report on Form 10-Q of Lantronix, Inc. ;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November  7,  2003

/s/  Marc  H.  Nussbaum
---------------------------
Marc  H.  Nussbaum
Chief  Executive  Officer


                                 CERTIFICATIONS

I,  James  W.  Kerrigan,  certify  that:

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November  7,  2003

/s/  James  W.  Kerrigan
---------------------
James  W.  Kerrigan
Chief  Financial  Officer


================================================================================

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Marc H. Nussbaum, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Lantronix, Inc. on Form 10-Q for the fiscal quarter ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Lantronix, Inc.


     By:     /s/  Marc  H.  Nussbaum
             -------------------------
     Name:   Marc  Nussbaum
     Title:  Chief  Executive  Officer

I, James W. Kerrigan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Lantronix, Inc. on Form 10-Q for the fiscal quarter ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Lantronix, Inc.

     By:     /s/  James  W.  Kerrigan
             -------------------------
     Name:   James  W.  Kerrigan
     Title:  Chief  Financial  Officer