Form 10-Q/A
period 2003-09-30
LANTRONIX INC
filed 2003-11-12
CIK 1114925

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

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

EXHIBIT
NUMBER    DESCRIPTION  OF  DOCUMENT
------    -------------------------


31.1      Certification of Principal Executive Officer.

31.2      Certification of Principal Financial Officer.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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