Form 10-Q
period 2003-12-31
LANTRONIX INC
filed 2004-02-06
CIK 1114925

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF  1934

                For the quarterly period ended December 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 31, 2004, 57,500,680 shares of the Registrant's common stock were outstanding.

===============================================================================

                                 LANTRONIX, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 2003

                                      INDEX



                                                                                                  PAGE
                                                                                                  ----
PART I.   FINANCIAL INFORMATION                                                                      3

Item 1.   Financial Statements.                                                                      3

          Unaudited Condensed Consolidated Balance Sheets at December 31, 2003 and June 30, 2003     3

          Unaudited Condensed Consolidated Statements of Operations for the
          Three and Six Months Ended December 31, 2003 and 2002                                      4

          Unaudited Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended December 31, 2003 and 2002                                                5

          Notes to Unaudited Condensed Consolidated Financial Statements.                            6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations     14

          Risk Factors                                                                              26

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                               33

Item 4.   Controls and Procedures.                                                                  33

PART II.  OTHER INFORMATION                                                                         34

Item 1.   Legal Proceedings                                                                         34

Item 2.   Changes in Securities and Use of Proceeds.                                                35

Item 3.   Defaults Upon Senior Securities                                                           35

Item 4.   Submission of Matters to a Vote of Security Holders                                       35

Item 5.   Other Information                                                                         36

Item 6.   Exhibits and Reports on Form 8-K.                                                         36

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                 LANTRONIX, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                            DECEMBER 31,  JUNE 30,
                                               2003        2003
                                            ----------  ----------
ASSETS
------------------------------------------

Current assets:
Cash and cash equivalents                   $  10,253   $   7,328
Marketable securities                           3,000       6,750
Accounts receivable, net                        3,979       3,858
Inventories                                     5,698       6,011
Deferred income taxes                           7,909       7,909
Contract manufacturers receivable, net          1,170       1,744
Prepaid expenses and other current assets       2,002       3,861
                                            ----------  ----------
Total current assets                           34,011      37,461

Property and equipment, net                     1,644       2,541
Goodwill                                        9,488      11,726
Purchased intangible assets, net                3,122       5,394
Long-term investments                           5,045       5,458
Officer loans.                                    104         104
Other assets                                      162         172
                                            ----------  ----------
Total assets                                $  53,576   $  62,856
                                            ==========  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------

Current liabilities:
Accounts payable                            $   2,903   $   4,801
Accrued payroll and related expenses            1,543       1,367
Due to Gordian                                      -       1,000
Accrued litigation settlement                       -       1,533
Warranty reserve                                1,289       1,193
Restructuring reserve                           3,083       3,235
Other current liabilities                       3,881       2,634
Convertible note payable                          867           -
                                            ----------  ----------
Total current liabilities                      13,566      15,763

Deferred income taxes                           8,509       8,509
Convertible note payable                            -         867

Stockholders' equity:
Common stock                                        6           6
Additional paid-in capital.. . . . . . . .    180,167     178,628
Deferred compensation                            (254)       (695)
Accumulated deficit                          (148,728)   (140,424)
Accumulated other comprehensive income            310         202
                                            ----------  ----------
Total stockholders' equity                     31,501      37,717
                                            ----------  ----------
Total liabilities and stockholders' equity  $  53,576   $  62,856
                                            ==========  ==========

                            See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                  DECEMBER 31,           DECEMBER 31,
                                                                ------------------  -------------------
                                                                  2003      2002      2003      2002
                                                                --------  --------  --------  ---------
Net revenues (A)                                                $12,532   $12,658   $24,762   $ 25,339
Cost of revenues (B)                                              7,695     7,687    13,807     15,883
                                                                --------  --------  --------  ---------

Gross profit                                                      4,837     4,971    10,955      9,456
                                                                --------  --------  --------  ---------

Operating expenses:
Selling, general and administrative (C)                           5,540     8,208    12,245     16,079
Research and development (C)                                      1,990     3,117     3,974      5,547
Stock-based compensation (B) (C)                                     63       335       218        780
Amortization of purchased intangible assets                         145       228       289        456
Impairment of goodwill and purchased intangible assets            2,252         -     2,252          -
Restructuring charges                                                 -         -         -      4,929
                                                                --------  --------  --------  ---------
Total operating expenses                                          9,990    11,888    18,978     27,791
                                                                --------  --------  --------  ---------
Loss from operations                                             (5,153)   (6,917)   (8,023)   (18,335)
Interest income (expense), net                                       11        75        35        267
Other income (expense), net                                         (10)     (318)     (180)      (408)
                                                                --------  --------  --------  ---------
Loss before income taxes                                         (5,152)   (7,160)   (8,168)   (18,476)
Provision (benefit) for income taxes                                103       (38)      136         48
                                                                --------  --------  --------  ---------
Net loss                                                        $(5,255)  $(7,122)  $(8,304)  $(18,524)
                                                                ========  ========  ========  =========


Basic and diluted net loss per share                            $ (0.09)  $ (0.13)  $ (0.15)  $  (0.34)
                                                                ========  ========  ========  =========

Weighted average shares (basic and diluted)                      57,098    53,947    55,693     53,932
                                                                ========  ========  ========  =========



(A)  Includes net revenues from a related party. . . . . . . .  $   491   $   490   $   802   $    957
                                                                ========  ========  ========  =========

(B)  Cost of revenues includes the following:
Amortization of purchased intangible assets                     $   596   $ 1,027   $ 1,193   $  2,055
Impairment of purchased intangible assets                           776         -       776          -
Stock-based compensation                                             10        18        27         37
                                                                --------  --------  --------  ---------
                                                                $ 1,382   $ 1,045   $ 1,996   $  2,092
                                                                ========  ========  ========  =========

(C)  Stock-based compensation is excluded from the following:
Selling, general and administrative expenses                    $    75   $   222   $   188   $    585
Research and development expenses                                   (12)      113        30        195
                                                                --------  --------  --------  ---------
                                                                $    63   $   335   $   218   $    780
                                                                ========  ========  ========  =========

                             See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                               SIX MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                              -------------------
                                                                                2003      2002
                                                                              --------  ---------
Cash flows from operating activities:
Net loss                                                                      $(8,304)  $(18,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                      999      1,360
Amortization of purchased intangible assets                                     1,482      2,511
Impairment of goodwill and purchased intangible assets                          3,028          -
Stock-based compensation.                                                         245        817
Provision for doubtful accounts                                                   (81)      (246)
Provision for inventory reserves                                                 (561)       849
Deferred income taxes                                                               -          -
Loss on sale of fixed assets                                                       20          -
Equity losses from unconsolidated business                                        413        654
Restructuring charges                                                               -      2,900
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable                                                               (40)     1,777
Inventories                                                                       874      1,637
Contract manufacturers receivable                                                 574        320
Prepaid expenses and other current assets                                       1,859        405
Other assets                                                                       10        419
Accounts payable.                                                              (1,898)    (1,396)
Due to related party                                                                -       (246)
Due to Gordian                                                                 (1,000)    (2,000)
Accrued Lightwave settlement                                                        -     (2,004)
Warranty reserve                                                                   96        277
Restructuring reserve                                                            (152)         -
Other current liabilities                                                       1,423       (737)
                                                                              --------  ---------

Net cash used in operating activities                                          (1,013)   (11,227)
                                                                              --------  ---------

Cash flows from investing activities:
Purchases of property and equipment, net                                         (122)      (275)
Purchases of marketable securities                                               (302)    (9,250)
Acquisition of business, net of cash acquired                                       -     (2,114)
Proceeds from sale of marketable securities                                     4,052      6,963
                                                                              --------  ---------

Net cash provided by (used in) investing activities                             3,628     (4,676)
                                                                              --------  ---------

Cash flows from financing activities:
Net proceeds from other issuances of common stock                                 202        142
                                                                              --------  ---------

Net cash provided by financing activities                                         202        142
Effect of foreign exchange rates on cash.                                         108         41
                                                                              --------  ---------

Increase (decrease) in cash and cash equivalents                                2,925    (15,720)
Cash and cash equivalents at beginning of period.                               7,328     26,491
                                                                              --------  ---------

Cash and cash equivalents at end of period.                                   $10,253   $ 10,771
                                                                              ========  =========

                            See accompanying notes.

                                 LANTRONIX, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

1.     BASIS  OF  PRESENTATION

      The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the "Company") at December 31, 2003, and the consolidated results of its operations for the three and six months ended December 31, 2003 and 2002 and its cash flows for the six months ended December 31, 2003 and 2002. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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


2.     RECENT  ACCOUNTING  PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," ("FIN 46"). FIN 46 requires certain variable interest entity ("VIE") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIE's created or acquired after January 31, 2003. For VIE's created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending March 15, 2004. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company believes that its investment in Xanboo described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, "Long-term Investments" is the only entity which could be subject to treatment as a VIE under FIN 46. However, the Company does not believe that Xanboo will be determined to be a VIE that would be consolidated, but the Company may be required to make additional disclosures.


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




                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     DECEMBER 31,         DECEMBER 31,
                                                  ------------------  -------------------
                                                    2003      2002      2003      2002
                                                  --------  --------  --------  ---------
Numerator: Net loss                               $(5,255)  $(7,122)  $(8,304)  $(18,524)
                                                  ========  ========  ========  =========

Denominator:
Weighted-average shares outstanding                57,430    54,279    56,025     54,264
Less: non-vested common shares outstanding           (332)     (332)     (332)      (332)
                                                  --------  --------  --------  ---------
Denominator for basic and diluted loss per share   57,098    53,947    55,693     53,932
                                                  ========  ========  ========  =========

Basic and diluted net loss per share              $ (0.09)  $ (0.13)  $ (0.15)  $  (0.34)
                                                  ========  ========  ========  =========

4.     MARKETABLE  SECURITIES

     The Company defines marketable securities as income yielding securities, which can be readily converted to cash. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county governments' notes and bonds.


5.     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):




                              DECEMBER 31,     JUNE 30,

                                             2003      2003
                                           --------  --------
Raw materials . . . . . . . . . . . . . .  $ 4,332   $ 5,109
Finished goods. . . . . . . . . . . . . .    6,174     7,940
Inventory at distributors . . . . . . . .    1,080       959
                                           --------  --------
                                            11,586    14,008
Reserve for excess and obsolete inventory   (5,888)   (7,997)
                                           --------  --------
                                           $ 5,698   $ 6,011
                                           ========  ========


6.     GOODWILL  AND  PURCHASED  INTANGIBLE  ASSETS

Goodwill

     The changes in the carrying amount of goodwill is as follows (in thousands):



                                          SIX MONTHS
                                            ENDED         YEAR ENDED
                                          DECEMBER 31,     JUNE 30,
                                             2003           2003
                                          ------------    --------
Balance beginning of period. . . . . . .  $     11,726    $13,811
Goodwill acquired during the period. . .             -      2,270
Impairment of goodwill during the period        (2,238)    (4,355)
                                          -------------   --------
Balance end of period. . . . . . . . . .  $      9,488    $11,726
                                          =============   ========


Purchased  Intangible  Assets

     The composition of purchased intangible assets is as follows (in thousands):




                                           DECEMBER 31, 2003                JUNE 30, 2003
                                           -----------------                -------------
                           USEFUL            ACCUMULATED                     ACCUMULATED
                           LIVES    GROSS    AMORTIZATION    NET    GROSS    AMORTIZATION    NET
                         ---------  ------  --------------  ------  ------  --------------  ------

 Existing technology. .  1-5 years  $7,090  $      (4,094)  $2,996  $8,060  $      (3,094)  $4,966
 Patent/core technology          5     405           (339)      66     405           (283)     122
 Tradename/trademark. .          5      32            (21)      11      32            (18)      14
 Non-compete agreements        2-3     140            (91)      49     940           (648)     292
                                    ------  --------------  ------  ------  --------------  ------

  Total                             $7,667  $      (4,545)  $3,122  $9,437  $      (4,043)  $5,394
                                    ======  ==============  ======  ======  ==============  ======


     The amortization expense for purchased intangible assets for the six months ended December 31, 2003 was $1.5 million, of which $1.2 million was amortized to cost of revenues and $289,000 was amortized to operating expenses. The amortization expense for purchased intangible assets for the six months ended December 31, 2002 was $2.5 million, of which $2.1 million was amortized to cost of revenues and $456,000 was amortized to operating expenses. The estimated amortization expense for the remainder of fiscal 2004 and the next two years are as follows (in thousands):




                                       COST OF    OPERATING
Fiscal year ending June 30:            REVENUES   EXPENSES   TOTAL
                                       ---------  ---------  ------
      2004 (Remainder of fiscal year)  $   1,008  $      59  $1,067
      2005. . . . . . . . . . . . . .      1,431         65   1,496
      2006. . . . . . . . . . . . . .        557          2     559
                                       ---------  ---------  ------
      Total . . . . . . . . . . . . .  $   2,996  $     126  $3,122
                                       =========  =========  ======


Impairment  of  goodwill  and  purchased  intangible  assets

     During the second fiscal quarter of 2004, the Company identified indicators of an other than temporary impairment as it related to its Premise Systems, Inc. ("Premise") acquisition of goodwill and purchased intangible assets. The Company performed an assessment of the value of its goodwill and purchased intangible assets related to the Premise acquisition in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company identified certain conditions including continued losses and the inability to achieve significant revenues from the existing home automation and media management software markets as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated. The Company revised its projections and determined that the projected results utilizing a discounted cash flow valuation technique would not fully support the carrying values of the goodwill and purchased intangible assets associated with the Premise acquisition. Based on this assessment, the Company recorded an impairment charge of $2.2 million during the second quarter of fiscal 2004 to write-off the value of the Premise goodwill. Additionally during the second quarter of fiscal 2004, the Company recorded a $790,000 impairment charge of the Premise purchased intangible assets of which $14,000 and $776,000 were charged to operating expenses and cost of revenues, respectively.


7.     LONG-TERM  INVESTMENTS

     Long-term investments consist of a 14.9% and a 15.3% ownership interest in Xanboo, Inc. ("Xanboo") at December 31, 2003 and June 30, 2003, respectively. The Company is accounting for this long-term investment under the equity method based upon the Company's ability, through representation on Xanboo's board of directors, to exercise significant influence over its operations. The Company's interest in the losses of Xanboo aggregating $413,000 and $654,000 for the six months ended December 31, 2003 and 2002, respectively, have been recognized as other expense in the condensed consolidated statements of operations.


8.     RESTRUCTURING  RESERVE

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

A summary of the activity in the restructuring reserve account is as follows (in thousands):




                                             CHARGES  AGAINST  RESERVE
                                             -------------------------
                                    RESTRUCTURING                    RESTRUCTURING
                                     RESERVE AT                       RESERVE AT
                                      JUNE 30,                       DECEMBER 31,
                                        2003       NON-CASH   CASH      2003
                                    -------------  --------  ------  -------------
Workforce reductions . . . . . . .  $         260  $      -  $   -   $         260
Contractual obligations. . . . . .          2,000         -      -           2,000
Consolidation of excess facilities            975         -   (152)            823
                                    -------------  --------  ------  -------------
Total. . . . . . . . . . . . . . .  $       3,235  $      -  $(152)  $       3,083
                                    =============  ========  ======  =============


9.     WARRANTY

Upon shipment to its customers, the Company provides for the estimated cost to repair or replace products to be returned under warranty. The Company's current warranty periods generally range from ninety days to two years from the date of shipment. In addition, the Company also sells extended warranty services which extend the warranty period for an additional one to three years. The following table is a reconciliation of the changes to the product warranty liability for the periods presented:




                                SIX  MONTHS
                                   ENDED       YEAR  ENDED
                                DECEMBER 31,    JUNE 30,
                                   2003           2003
                               --------------  ----------
Balance beginning of period .  $       1,193   $     479
Charged to costs and expenses            435         878
Charged to other expenses               (339)       (153)
Deductions                                 -         (11)
                               --------------  ----------
Balance end of period . . . .  $       1,289   $   1,193
                               ==============  ==========


10.     PROVISION  FOR  INCOME  TAXES  AND  EFFECTIVE  TAX  RATE

     The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." The Company's effective tax rate was 2% and 0% for the six month periods ended December 31, 2003 and 2002, respectively. The federal statutory rate was 34% for both periods. The effective tax rate associated with the income tax expense for both the six month periods ended December 31, 2003 and 2002, was lower than the federal statutory rate primarily due to the increase in valuation allowance, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. In October 2003, the Internal Revenue Service completed its audit of the Company's federal income tax returns for the years ended June 30, 1999, 2000 and 2001. As a result, the Company will be required to pay approximately $750,000 in tax and interest to the Internal Revenue Service and the California Franchise Tax Board, in fiscal 2004. The Company had accrued for this liability in prior fiscal periods.


11.     BANK  LINE  OF  CREDIT  AND  DEBT

     In January 2002, the Company entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. The Company was required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 was to be paid. The Company was also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. Since establishing the line of credit, the Company has twice reduced the amount of the line, modified customary financial covenants, and adjusted the interest rate to be charged on borrowings to the prime rate plus ..50%, and eliminated the LIBOR option. Effective July 25, 2003, the Company further modified this line of credit, reducing the revolving line to $5.0 million, and adjusting the customary affirmative and negative covenants. The Company is also required to maintain certain financial ratios as defined in the agreement. The agreement has an annual revolving maturity date that renews on the effective date. The $50,000 facility fee was reduced to $12,500 and paid. Prior to any advances being made under the line of credit, the bank is required to complete an initial field examination to determine its borrowing base. The bank completed its initial field examination during the second quarter of fiscal 2004. The Company's available line of credit at December 31, 2003 was $2.4 million. To date, the Company has not borrowed against this line of credit. The Company is currently in compliance with the revised financial covenants of the July 25, 2003 amended line of credit. Pursuant to the line of credit, the Company is restricted from paying any dividends. The Company has used letters of credit available under our line of credit totaling approximately $989,000 in place of cash to fund deposits on leases, tax account deposits and security deposits.

     The Company issued a two-year note in the principal amount of $867,000 as a result of its acquisition of Stallion, accruing interest at a rate of 2.5% per annum. Interest expense related to the note totaled approximately $11,000 and $9,000 for the six months ended December 31, 2003 and 2002, respectively. The note is convertible into the Company's common stock at any time, at the election of the holders, at a $5.00 conversion price. The note is due in August 2004.


12.     COMPREHENSIVE  LOSS

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements. The components of comprehensive loss are as follows (in thousands):



                                               THREE  MONTHS  ENDED   SIX  MONTHS  ENDED
                                                 DECEMBER 31,            DECEMBER 31,
                                               --------------------   -------------------
                                                 2003      2002         2003      2002
                                               --------  ----------   --------  ---------
Net loss                                       $(5,255)  $(7,122)     $(8,304)  $(18,524)
Other comprehensive loss:
Change in accumulated translation adjustments       97        18          108         41
                                               --------  --------     --------  ---------
Total comprehensive loss                       $(5,158)  $(7,104)     $(8,196)  $(18,483)
                                               ========  ========     ========  =========


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

     The results of applying the requirements of the disclosure-only alternative of SFAS No. 123 to the Company's stock-based awards to employees would approximate the following:




                                                      THREE  MONTHS  ENDED  SIX  MONTHS  ENDED
                                                         DECEMBER 31,           DECEMBER 31,
                                                      ------------------    -------------------
                                                        2003      2002        2003      2002
                                                      --------  --------    --------  ---------
Net loss - as reported                                $(5,255)  $(7,122)    $(8,304)  $(18,524)
Add: Stock-based compensation expense
 included in net loss - as reported                        73       353         245        817
Deduct: Stock-based compensation expense
determined under fair valuemethod. . . . . . . . . .     (830)   (1,770)     (1,783)    (3,692)
                                                      --------  --------    --------  ---------
Net loss - pro forma                                  $(6,012)  $(8,539)    $(9,842)  $(21,399)
                                                      ========  ========    ========  =========
Net loss per share (basic and diluted) - as reported  $ (0.09)  $ (0.13)    $ (0.15)  $  (0.34)
                                                      ========  ========    ========  =========
Net loss per share (basic and diluted) - pro forma    $ (0.11)  $ (0.16)    $ (0.18)  $  (0.40)
                                                      ========  ========    ========  =========


14.     LITIGATION  SETTLEMENT

On August 23, 2002, a complaint entitled Dunstan v. Lantronix, Inc., et al., was filed in the Circuit Court of the State of Oregon, County of Multnomah, against the Company and certain of its current and former officers and directors by the cofounders of United States Software Corporation ("USSC"). The complaint and subsequently filed arbitration demand alleged Oregon state law claims for securities violations, fraud, and negligence, as well as other claims related to the Company's acquisition of USSC. Plaintiffs sought more than $14.0 million in damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. The parties participated in mediation on June 30, 2003, and subsequently reached an agreement to settle the dispute. Pursuant to the parties' settlement agreement, the Company released to the plaintiffs approximately $400,000 in cash and 49,038 shares of the Company's common stock that had been held in an escrow since December 2000 as part of the acquisition of USSC. On September 15, 2003, the Company also issued to the plaintiffs
1,726,703 additional shares of its common stock worth approximately $1.5 million, which was recorded in the Company's results of operations as litigation settlement costs for the year ended June 30, 2003. In exchange, the plaintiffs released all claims against all defendants.


15.     LITIGATION

Government  Investigation

     The SEC is conducting a formal investigation of the events leading up to the Company's restatement of its financial statements on June 25, 2002. The
Department of Justice is also conducting an investigation concerning events related to the restatement.

Class  Action  Lawsuits

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused the Company to improperly recognize revenue and make false and misleading statements about its business. Plaintiffs further allege that the defendants materially overstated the Company's reported financial results, thereby inflating its stock price during its securities offering in July 2001, as well as facilitating the use of its common stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint now purports to be a class action brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period of August 4, 2000 through May 30, 2002, inclusive. The amended complaint continues to assert that the Company and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that the Company and its officers and directors violated the Securities Act of 1933 arising from the Company's Initial Public Offering in August 2000. The Company filed a motion to dismiss the additional allegations on

March 3, 2003. The Court granted the motion, with leave to amend, on December 31, 2003. Plaintiffs have until February 6, 2004 to file an amended complaint.

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

Suit  filed  by  Lantronix  Against  Logical  Solutions,  Inc.  ("Logical")

     On March 25, 2003, the Company filed in Connecticut state court (Judicial District of New Haven) a complaint entitled Lantronix, Inc. and Lightwave Communications, Inc. v. Logical Solutions, Inc., et. al. This is an action for unfair and deceptive trade practices, unfair competition, unjust enrichment, conversion, misappropriation of trade secrets and tortuous interference with contractual rights and business expectancies. The Company sought preliminary and permanent injunctive relief and damages. The individual defendants are all former employees of Lightwave Communications, a company that the Company acquired in June 2001. The Court issued a decision for the defense on December 11, 2003. The Company filed a notice of appeal in the Connecticut Court of Appeal on December 30, 2003.

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

     We provide three broad categories of products: "device networking solutions," that enable almost any electronic product to be connected to a network; "IT management solutions," that enable multiple pieces of hardware, usually IT-related network hardware such as servers, routers, switches, and similar pieces of equipment to be managed over a network; and "other" products and services that include legacy older product offerings such as print servers, KVM and video extension and switching devices, royalty income from legacy software licenses, and miscellaneous items. The expansion of our business in the future is directed at the first two of these categories, device networking and IT management solutions.

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

THE  NATURE  OF  OUR  BUSINESS

     Currently, we develop our products through engineering and product development activities of our research and development organization. In prior years, most engineering and product development was outsourced with independent contractors. This practice has been discontinued; however some portions of our engineering are subcontracted as needed. We use outside contract manufacturers to make our products, which are then taken to market by our marketing and sales organizations.

     We sell our devices through a global network of distributors, system integrators, value added resellers (VARs), manufacturers' representatives and original equipment manufacturers (OEMs). In addition, we sell directly to selected accounts. One customer, Ingram Micro, accounted for approximately 14.3% and 10.6% of our net revenues for the six months ended December 31, 2003 and 2002, respectively. Accounts receivable attributable to this domestic customer accounted for approximately 15.8% and 9.7% of total accounts receivable at December 31, 2003 and June 30, 2003, respectively.

     One international customer, transtec AG, which is a related party due to common ownership by our largest stockholder and former Chairman of our Board of Directors, Bernhard Bruscha, accounted for approximately 3.2% and 3.8% of our net revenues for the six months ended December 31, 2003 and 2002, respectively. No significant accounts receivable balances were due from this related party at December 31, 2003 and June 30, 2003.

SUMMARY  OVERVIEW  OF  THE  SECOND  FISCAL  QUARTER  ENDED  DECEMBER  31,  2003


     As described in more detail elsewhere in this document, our business improved during the quarter ended December 31, 2003. Net revenues increased modestly from the prior quarter from $12.2 million to $12.5 million this quarter, and our cash, cash equivalents and marketable securities balance decreased by only $214,000 from $13.5 million at September 30, 2003 to $13.3 million at December 31, 2003, an improvement from the quarterly period ended September 30, 2003 where our cash, cash equivalents and marketable securities decreased $611,000. We were pleased that net revenues from our relatively new XPort device increased to approximately 5.0% of net revenues during the quarter; we had previously indicated that we expected to achieve this 5.0% milestone in the quarter ending March 31, 2004.

     During the quarter ended December 31, 2003, we incurred a charge of $3.0 million related to the impairment of goodwill and purchased intangible assets related to our Premise Systems, Inc. ("Premise") acquisition; the net revenues from this business have been minimal. The home automation and media management software markets have not developed as expected and there is no certain forecast of those markets' development or expansion which would increase our net revenues from these products in the immediate future.

     Results for the second fiscal quarter ended December 31, 2003 were impacted by the impairment charge of $3.0 million related to certain goodwill and purchased intangible assets of Premise, which was acquired by the company during fiscal year 2002. The impairment charge included approximately $776,000 charged to cost of sales and $2.3 million charged to operating expenses. The net loss of $5.3 million for the quarter ended December 31, 2003 included the impairment charge of $3.0 million.

     The quarter ended December 31, 2003 is part of the momentum and specific initiatives we have been implementing for some time. Over the past four to six quarters, there have been significant changes to our operations that have an impact on our performance quarter to quarter, and over time. For example:

- In order to simplify and focus our activities, we have reduced our individual product offerings as measured by stock keeping units ("SKU's") by over 75%, from approximately 18 months ago. During this period, we have experienced relatively little decrease in net revenues, which have ranged from $11.8 million to $12.7 million each quarter. The quarter ended December 31, 2003 represents the second consecutive quarter of net revenue growth, albeit relatively modest this quarter.

- We have consolidated our research and development activities down from as many as nine separate locations down to three facilities - Redmond, Washington; Milford, Connecticut; and our Irvine, California headquarters. Our engineering staff in Irvine has expanded from approximately 7 employees to approximately 35 over the past 18 months.

- To continue our initiative to outsource our manufacturing rather than maintain production facilities, and to achieve cost savings we shut down all manufacturing activities including a Milford, Connecticut facility in February 2003. We now use contract manufacturers exclusively to make our products. The net cost of these and other restructuring activities was approximately $5.7 million, recognized in the fiscal year ended June 30, 2003.

- We have reduced our headcount from approximately 235 employees to approximately 190. Approximately 40% of our current employees are new employees hired within the last 18 months. We have substantially expanded and increased our senior management team with experienced executives during the past 18 months.

- We have built a new expanded sales and distribution organization to take our products to market. This initiative is tailored to address the multiple markets in which our products are used.


OUTLOOK

     We look forward to increased acceptance of our current products and the net revenue increase that such acceptance would bring. We are driving our business to become cash positive and increase our cash and cash equivalents and marketable securities balances, and thereafter reach profitability. Currently, we operate our business toward a financial "model" that would yield a cash break-even in the $14.0 -$15.0 million quarterly revenue range; the model assumes cash gross margins (gross margin net of non-cash expenses in cost of sales) of 54%, and research and development and selling, general and administrative expenses in total in the $9.0 million range each quarter.

     Our performance over the past three quarters has resulted in lower cash usage than this model might indicate. We incur legal expenses that increase and decrease with activity each quarter, and we have occasional annual expenses we have to pay. On the other hand, we have benefited from other cash trends and inflows such as reduced inventory balances, receipts from insurance coverage, and other efforts to improve cash flow by managing balance sheet accounts. We have previously indicated guidance that we are managing our business such that we have a target cash usage in the range of $1.0 million per quarter; as noted, we have been doing somewhat better than this guidance. During the remainder of fiscal 2004, we will make payments of approximately $750,000 to the Internal Revenue Service ("IRS") and California Franchise Tax Board to satisfy our liability for tax and interest as a result of our completed IRS audit for the fiscal years ended June 30, 1999, 2000 and 2001. We accrued for this liability in previous periods.

     The achievement of higher future net revenues is possible, we believe, as the overall market for device networking and IT management devices expands and the economic climate improves, as well as the increased market acceptance of new products such as our XPort device and others that will be introduced in subsequent quarters. This expansion of net revenues is reduced to some extent as the market for older products decreases primarily because of technological obsolescence.

     Our device networking business is fundamentally directed to the market of literally hundreds of millions of products that could be networked together and/or connected to the Internet. We see as inevitable, a world where myriads of devices are interconnected to enhance their operation, maintenance, or to provide new functionality. Independent researchers have made varying estimates as to the size and rate of this expansion. However, networking growth as evidenced by our net revenue growth or that of our peers is still in the early, more modest expansion phase. We believe in the coming year that the market adoption of our networking solutions devices will be initially in the commercial and industrial markets such as security, medical, factory automation, refrigeration, and similar devices, rather than into consumer electronics and devices.

     Our IT management business provides solutions to our customers' IT infrastructure of servers, routers, switches, power supplies, and other devices that comprise their networks. This business was severely impacted by the recession of the past several years, and we are just emerging from that recession. While we have not yet achieved a high rate of net revenue growth, we have confidence in the existence and viability of this target market, and we continue to develop new, additional products and service offerings to add to existing offerings. We believe that a high percentage of installed equipment is not served by remote management devices and solutions at the current time, and this is an opportunity for us.


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

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our condensed consolidated financial statements:

     Revenue  Recognition

     We do not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. Commencing July 1, 2000, we adopted a new accounting policy for revenue recognition such that recognition of revenue and related gross profit from sales to distributors are deferred until the distributor resells the product. Net revenue from certain smaller distributors for which point-of-sale information is not available, is recognized one month after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end user. When product sales revenue is recognized, we establish an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenues would result. Revenue from the licensing of software is recognized at the time of shipment (or at the time of resale in the case of software products sold through distributors), provided we have vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered. Our products typically carry a ninety day to two year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, we sell extended warranty services which extend the warranty period for an additional one to three years. Warranty revenue is recognized evenly over the warranty service period.


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


     Inventory  Valuation

     Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess and obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future sales demand for our products within a specified time horizon, generally three to twelve months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. In addition, specific reserves are recorded to cover risks in the area of end of life products, inventory located at our contract manufacturers, inventory in our sales channel and warranty replacement stock.

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


Restructuring  Charges.

     Over the last several quarters we have undertaken, and we may continue to undertake, significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities. We have had to record estimated expenses for lease cancellations, contract termination expenses, long-term asset write-downs, severance and outplacement costs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Through December 31, 2002, the accounting rules for restructuring costs and asset impairments required us to record provisions and charges when we had a formal and committed plan. Beginning January 1, 2003, the accounting rules now require us to record any future provisions and changes at fair value in the period in which they are incurred. In calculating the cost to dispose of our excess facilities, we had to estimate our future space requirements and the timing of exiting excess facilities and then estimate for each location the future lease and operating costs to be paid until the lease is terminated and the amount, if any, of sublease income. This required us to estimate the timing and costs of each lease to be terminated, including the amount of operating costs and the rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on future space requirements, the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

Settlement  Costs

     From time to time, we are involved in legal actions arising in the ordinary course of business. We cannot assure you that these actions or other third party assertions against us will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. There are many uncertainties associated with any litigation. If our initial assessments regarding the merits of a claim prove to be wrong, our results of operations and financial condition could be materially and adversely affected. In addition, if further information becomes available that causes us to determine a loss in any of our pending litigation is probable and we can reasonably estimate a range of loss associated with such litigation, then we would record at least the minimum estimated liability. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs. We record our legal expenses as incurred; reimbursement of legal expenses from insurance or other sources are recorded upon receipt.


CONSOLIDATED  RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our condensed consolidated statements of operations:




                                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                                           DECEMBER 31,        DECEMBER 31,
                                                         ----------------    ----------------
                                                          2003     2002       2003     2002
                                                         -------  -------    -------  -------
Net revenues                                              100.0%   100.0%     100.0%   100.0%
Cost of revenues                                           61.4     60.7       55.8     62.7
                                                         -------  -------    -------  -------
Gross profit                                               38.6     39.3       44.2     37.3
                                                         -------  -------    -------  -------
Operating expenses:
 Selling, general and administrative. . . . . . . . . .    44.2     64.8       49.6     63.5
 Research and development . . . . . . . . . . . . . . .    15.9     24.6       16.0     21.9
 Stock based-compensation . . . . . . . . . . . . . . .     0.5      2.6        0.9      3.1
 Amortization of purchased intangible assets. . . . . .     1.2      1.8        1.2      1.8
 Impairment of goodwill and purchased intangible assets    18.0        -        9.1        -
 Restructuring charges. . . . . . . . . . . . . . . . .       -        -          -     19.5
                                                         -------  -------    -------  -------
Total operating expenses                                   79.7     93.9       76.6    109.7
                                                         -------  -------    -------  -------
Loss from operations                                      (41.1)   (54.6)     (32.4)   (72.4)
Interest income (expense), net                              0.1      0.6        0.1      1.1
Other income (expense), net                                (0.1)    (2.5)      (0.7)    (1.6)
                                                         -------  -------    -------  -------
Loss before income taxes                                  (41.1)   (56.6)     (33.0)   (72.9)
Provision (benefit) for income taxes                        0.8     (0.3)       0.5      0.2
                                                         -------  -------    -------  -------
Net loss                                                 (41.9)%  (56.3)%    (33.5)%  (73.1)%
                                                         =======  =======    =======  =======


NET  REVENUES


NET  REVENUES  BY  PRODUCT  CATEGORY




                                  THREE MONTHS ENDED
                                     DECEMBER 31,
                                     ------------

                             % OF NET            % OF NET       $           %
PRODUCT CATEGORIES   2003     REVENUE    2002     REVENUE    VARIANCE   VARIANCE
------------------  -------  ---------  -------  ---------  ----------  ---------
Device networking   $ 6,975      55.7%  $ 6,815      53.8%  $     160        2.3%
IT management         3,290      26.2%    3,390      26.8%       (100)     (3.0)%
Other                 2,267      18.1%    2,453      19.4%       (186)     (7.6)%
                    -------  ---------  -------  ---------  ----------  ---------
TOTAL               $12,532     100.0%  $12,658     100.0%  $    (126)     (1.0)%
                    =======  =========  =======  =========  ==========  =========




                                   SIX MONTHS ENDED
                                     DECEMBER 31,
                                     ------------

                             % OF NET            % OF NET       $           %
PRODUCT CATEGORIES   2003     REVENUE    2002     REVENUE    VARIANCE   VARIANCE
------------------  -------             -------             ----------  ---------
Device networking   $13,538      54.7%  $13,345      52.7%  $     193        1.4%
IT management         6,348      25.6%    6,426      25.3%        (78)     (1.2)%
Other                 4,876      19.7%    5,568      22.0%       (692)    (12.4)%
                    -------  ---------  -------  ---------  ----------  ---------
TOTAL               $24,762     100.0%  $25,339     100.0%  $    (577)     (2.3)%
                    =======  =========  =======  =========  ==========  =========


     The overall decrease in net revenues by product is primarily due to a decrease in our other product line. The decrease in other product line net revenues is primarily due to a decrease in our legacy Print Server, United States Software Corporation and Visualization product lines. We are no longer investing in the development of these product lines and expect net revenues related to these product lines to continue to decline in the future as we focus our investment in device networking and IT management products. Device networking net revenues for the six months ended December 31, 2003 includes $158,000 in net revenues from one of our industrial controller product lines that we exited during the quarter ended September 30, 2003. Device networking net revenues for the six months ended December 31, 2002 included $1.1 million of net revenues from this exited industrial controller product line. Exiting this product line represented a $914,000 decrease in our device networking net revenues which was offset by increases in other device networking products including our newly introduced XPort product.


NET  REVENUES  BY  REGION



                                       THREE MONTHS ENDED
                                          DECEMBER 31,
                                          ------------

GEOGRAPHIC REGION                     % OF NET            % OF NET       $           %
(ACCORDING TO SALES BOOKED)   2003     REVENUE    2002     REVENUE    VARIANCE   VARIANCE
---------------------------  -------  ---------  -------  ---------  ----------  ---------
Americas                     $ 8,631      68.9%  $ 9,778      77.2%  $  (1,147)    (11.7)%
Europe                         2,911      23.2%    2,709      21.4%        202        7.5%
Other                            990       7.9%      171       1.4%        819      478.9%
                             -------  ---------  -------  ---------  ----------  ---------
TOTAL                        $12,532     100.0%  $12,658     100.0%  $    (126)     (1.0)%
                             =======  =========  =======  =========  ==========  =========



                                        SIX MONTHS ENDED
                                          DECEMBER 31,
                                          ------------
GEOGRAPHIC REGION                     % OF NET            % OF NET       $           %
(ACCORDING TO SALES BOOKED)   2003     REVENUE    2002     REVENUE    VARIANCE   VARIANCE
---------------------------  -------  ---------  -------  ---------  ----------  ---------
Americas                     $17,692      71.4%  $19,595      77.3%  $  (1,903)     (9.7)%
Europe                         5,416      21.9%    5,085      20.1%        331        6.5%
Other                          1,654       6.7%      659       2.6%        995      151.0%
                             -------  ---------  -------  ---------  ----------  ---------
TOTAL                        $24,762     100.0%  $25,339     100.0%  $    (577)     (2.3)%
                             =======  =========  =======  =========  ==========  =========


     The overall decrease in net revenues by region is primarily due to a decrease in the Americas region. The decrease in net revenues in the Americas region is primarily attributable to a decrease in industry technology spending. Additionally, the decrease is due to our decision to exit one of our industrial controller product lines, which was sold entirely in the Americas. Net revenues for the six months ended December 31, 2003 and 2002 included $158,000 and $1.1 million of net revenues from the exited industrial controller product line a change of $914,000. The increase in other is primarily due to the signing of several new customers and our increased sales efforts in the Asia Pacific region.


GROSS  PROFIT



                                  THREE MONTHS ENDED
                                     DECEMBER 31,
                                     ------------
                      % OF NET           % OF NET       $           %
               2003   REVENUES    2002   REVENUES    VARIANCE   VARIANCE
              ------  ---------  ------  ---------  ----------  ---------
Gross profit  $4,837      38.6%  $4,971      39.3%  $    (134)     (2.7)%
              ======  =========  ======  =========  ==========  =========



                                   SIX MONTHS ENDED
                                     DECEMBER 31,
                                     ------------
                       % OF NET           % OF NET      $           %
               2003    REVENUES    2002   REVENUES   VARIANCE   VARIANCE
              -------  ---------  ------  ---------  ---------  ---------
Gross profit  $10,955      44.2%  $9,456      37.3%  $   1,499      15.9%
              =======  =========  ======  =========  =========  =========


     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers, amortization of purchased intangible assets, impairment of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, overhead and warranty costs. Cost of revenues for the three months ended December 31, 2003 and 2002 includes $596,000 and $1.0 million of amortization of purchased intangible assets, respectively. Cost of revenues for the six months ended
December 31, 2003 and 2002 includes $1.2 million and $2.1 million of amortization of purchased intangible assets, respectively. At December 31, 2003, the unamortized balance of purchased intangible assets that will be amortized to cost of revenues was $3.0 million, of which $1.0 million will be amortized in the remainder of fiscal 2004, $1.4 million in fiscal 2005 and $557,000 in fiscal 2006. The slight increase in gross profit was mainly attributable to a reduction in overall inventory in December 2002 which resulted in an increase in capitalized overhead expense, an overall reduction in payroll and payroll related costs due to the closing of our Milford, Connecticut facility in February 2003, a decrease in the amortization of purchased intangible assets due to the impairment write-down of $3.9 million during the fourth quarter of fiscal 2003, offset by an increase in the impairment of purchased intangible assets due to the write-off of the Premise purchased intangible assets in the amount of $776,000 and an increase in warranty expense.

SELLING,  GENERAL  AND  ADMINISTRATIVE




                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                             ------------
                                             % OF NET           % OF NET       $           %
                                      2003   REVENUES    2002   REVENUES    VARIANCE   VARIANCE
                                     ------  ---------  ------  ---------  ----------  ---------
Selling, general and administrative  $5,540      44.2%  $8,208      64.8%  $  (2,668)    (32.5)%
                                     ======  =========  ======  =========  ==========  =========



                                            SIX MONTHS ENDED
                                              DECEMBER 31,
                                              ------------
                                              % OF NET            % OF NET       $           %
                                      2003    REVENUES    2002    REVENUES    VARIANCE   VARIANCE
                                     -------  ---------  -------  ---------  ----------  ---------
Selling, general and administrative  $12,245      49.5%  $16,079      63.5%  $  (3,834)    (23.8)%
                                     =======  =========  =======  =========  ==========  =========


     Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, insurance proceeds, and professional legal and accounting fees. Selling, general and administrative expense decreased primarily due to reductions in headcount and facility costs as a result of our fiscal 2003 restructurings, decrease in legal and other professional fees offset by an increase in our directors and officers insurance. The legal fees primarily relate to our defense of the shareholder lawsuits and the SEC investigation. Legal fees incurred in defense of the shareholder suits are reimbursable to the extent provided in our directors and officers liability insurance policies, and subject to the coverage limitations and exclusions contained in such policies. For the six months ended December 31, 2003, we have been reimbursed $1.5 million of these expenses. We expect to receive additional reimbursements for legal fees in the future.


RESEARCH  AND  DEVELOPMENT


                                    THREE MONTHS ENDED
                                       DECEMBER 31,
                                       ------------
                                  % OF NET           % OF NET       $           %
                           2003   REVENUES    2002   REVENUES    VARIANCE   VARIANCE
                          ------  ---------  ------  ---------  ----------  ---------
Research and development  $1,990      15.9%  $3,117      24.6%  $  (1,127)    (36.2)%
                          ======  =========  ======  =========  ==========  =========


                                     SIX MONTHS ENDED
                                       DECEMBER 31,
                                       ------------
                                  % OF NET           % OF NET       $           %
                           2003   REVENUES    2002   REVENUES    VARIANCE   VARIANCE
                          ------  ---------  ------             ----------  ---------
Research and development  $3,974      16.0%  $5,547      21.9%  $  (1,573)    (28.4)%
                          ======  =========  ======  =========  ==========  =========


     Research and development expenses consist primarily of personnel-related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses decreased primarily due to our fiscal 2003 restructurings which resulted in the consolidation of our research and development activities to Redmond, Washington; Milford, Connecticut; and Irvine, California facilities. Generally, research and development expenses are expected to increase during the remainder of fiscal 2004 as we increase headcount at our Irvine, California facilities to support new product development.


STOCK-BASED  COMPENSATION



                                   THREE MONTHS ENDED
                                      DECEMBER 31,
                                      ------------
                                 % OF NET          % OF NET       $           %
                          2003   REVENUES   2002   REVENUES    VARIANCE   VARIANCE
                          -----  ---------  -----  ---------  ----------  ---------
Stock-based compensation  $  63       0.5%  $ 335       2.6%  $    (272)    (81.2)%
                          =====  =========  =====  =========  ==========  =========


                                    SIX MONTHS ENDED
                                      DECEMBER 31,
                                      ------------
                                 % OF NET          % OF NET       $           %
                          2003   REVENUES   2002   REVENUES    VARIANCE   VARIANCE
                          -----  ---------  -----  ---------  ----------  ---------
Stock-based compensation  $ 218       0.9%  $ 780       3.1%  $    (562)    (72.1)%
                          =====  =========  =====  =========  ==========  =========


     Stock-based compensation generally represents the amortization of deferred compensation. We recorded no deferred compensation for the six months ended December 31, 2003 and recorded a reduction to deferred compensation as a result of employee stock option forfeitures in the amount of $196,000 for the six months ended December 31, 2003. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. Deferred compensation also includes the value of employee stock options assumed in connection with our acquisitions calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years.

     Included in cost of revenues is stock-based compensation of $10,000 and $18,000 for the three months ended December 31, 2003 and 2002, respectively and $27,000 and $37,000 for the six months ended December 31, 2003 and 2002, respectively. Stock-based compensation decreased primarily due to restructuring whereby options for which deferred compensation has been recorded were forfeited by terminated employees. Additionally, the decrease is due to the acceleration of approximately $239,000 of stock-based compensation in January 2003 as a result of our completion of a stock option exchange program whereby employees holding options to purchase our common stock were given the opportunity to cancel certain of their existing options in exchange for the opportunity to receive new options. At December 31, 2003, a balance of $254,000 remains and will be amortized as follows: $151,000 in the remainder of fiscal 2004, $86,000 in fiscal 2005 and $17,000 in fiscal 2006.


AMORTIZATION  OF  PURCHASED  INTANGIBLE  ASSETS


                                             THREE MONTHS ENDED
                                                DECEMBER 31,
                                                ------------
                                                    % OF NET          % OF NET       $           %
                                             2003   REVENUES   2002   REVENUES    VARIANCE   VARIANCE
                                             -----  ---------  -----  ---------  ----------  ---------
Amortization of purchased intangible assets  $ 145       1.2%  $ 228       1.8%  $     (83)    (36.4)%
                                             =====  =========  =====  =========  ==========  =========


                                              SIX MONTHS ENDED
                                                DECEMBER 31,
                                                ------------
                                                    % OF NET          % OF NET       $           %
                                             2003   REVENUES   2002   REVENUES    VARIANCE   VARIANCE
                                             -----  ---------  -----  ---------  ----------  ---------
Amortization of purchased intangible assets  $ 289       1.2%  $ 456       1.8%  $    (167)    (36.6)%
                                             =====  =========  =====  =========  ==========  =========


     Purchased intangible assets primarily include existing technology, patents and non-compete agreements and are amortized on a straight-line basis over the estimated useful lives of the respective assets, ranging from one to five years. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. In addition, approximately $596,000 and $1.0 million of amortization of purchased intangible assets has been classified as cost of revenues for the three months ended December 31, 2003 and 2002, respectively and $1.2 million and $2.1 million for the six months ended December 31, 2003 and 2002, respectively. At December 31, 2003, the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $126,000, of which $59,000 will be amortized in the remainder of fiscal 2004, $65,000 in fiscal 2005 and $2,000 in fiscal 2006.


IMPAIRMENT  OF  GOODWILL  AND  PURCHASED  INTANGIBLE  ASSETS




                                         THREE MONTHS ENDED
                                            DECEMBER 31,
                                            ------------
                                              % OF NET          % OF NET      $           %
                                       2003   REVENUES   2002   REVENUES   VARIANCE   VARIANCE
                                      ------  ---------  -----  ---------  ---------  ---------
Impairment of goodwill and purchased
intangible assets                     $2,252      18.0%  $   -       0.0%  $   2,252     100.0%
                                      ======  =========  =====  =========  =========  =========



                                          SIX MONTHS ENDED
                                            DECEMBER 31,
                                            ------------
                                              % OF NET          % OF NET      $           %
                                       2003   REVENUES   2002   REVENUES   VARIANCE   VARIANCE
                                      ------  ---------  -----  ---------  ---------  ---------
Impairment of goodwill and purchased
intangible assets                     $2,252       9.1%  $   -       0.0%  $   2,252     100.0%
                                      ======  =========  =====  =========  =========  =========


     During the second fiscal quarter of 2004, we identified indicators of an other than temporary impairment as it related to our Premise acquisition of goodwill and purchased intangible assets. We performed an assessment of the value of our goodwill and purchased intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We identified certain conditions including continued losses and the inability to achieve significant revenue from the existing home automation and media management software markets as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated. We revised our projections and determined that the projected results utilizing a discounted cash flow valuation technique would not fully support the carrying values of the goodwill and purchased intangible assets associated with the Premise acquisition. Based on this assessment, we recorded an impairment charge of $2.2 million during the second quarter of fiscal 2004 to write-off the value of the Premise goodwill. Additionally during the second quarter of fiscal 2004, we recorded a $790,000 impairment charge of the Premise purchased intangible assets of which $14,000 and $776,000 were charged to operating expenses and cost of revenues, respectively.


RESTRUCTURING  CHARGES

     On September 12, 2002 and March 14, 2003, we announced a restructuring plan to prioritize our initiatives around the growth areas of our business, focus on profit contribution, reduce expenses, and improve operating efficiency. These restructuring plans included a worldwide workforce reduction, consolidation of excess facilities and other charges. We recorded restructuring costs totaling $5.7 million, which were classified as operating expenses in the consolidated statement of operations for the year ended June 30, 2003. These restructuring plans resulted in the reduction of approximately 58 regular employees worldwide. We recorded workforce reduction charges of approximately $1.3 million related to severance and fringe benefits for the terminated employees. We recorded charges of approximately $4.4 million related to the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs, write-off of leasehold improvements and termination of a contractual obligation. The restructuring costs will be substantially paid in cash over the next five years. The remaining restructuring reserve is related to facility lease terminations and a contractual settlement.


INTEREST  INCOME  (EXPENSE),  NET




                                      THREE MONTHS ENDED
                                         DECEMBER 31,
                                         ------------
                                       % OF NET          % OF NET       $           %
                                2003   REVENUES   2002   REVENUES    VARIANCE   VARIANCE
                                -----  ---------  -----  ---------  ----------  ---------
Interest income (expense), net  $  11       0.1%  $  75       0.6%  $     (64)    (85.3)%
                                =====  =========  =====  =========  ==========  =========




                                       SIX MONTHS ENDED
                                         DECEMBER 31,
                                         ------------
                                       % OF NET          % OF NET       $           %
                                2003   REVENUES   2002   REVENUES    VARIANCE   VARIANCE
                                -----  ---------  -----  ---------  ----------  ---------
Interest income (expense), net  $  35       0.1%  $ 267       1.1%  $    (232)    (86.9)%
                                =====  =========  =====  =========  ==========  =========


     Interest income (expense), net consists primarily of interest earned on cash, cash equivalents and marketable securities. The decrease is primarily due to lower average investment balances and interest rates. Additionally, the decrease in the average investment balance is due to increased legal and other professional fees, settlement of litigation, cash portions of settlements with owners of some of the businesses we have acquired, the settlement of the Milford lease obligation included in our restructuring charge, the purchase of a joint interest in intellectual property from Gordian, our acquisition of Stallion and to fund current operations.

OTHER  INCOME  (EXPENSE),  NET



                                     THREE MONTHS ENDED
                                        DECEMBER 31,
                                        ------------
                                     % OF NET           % OF NET      $           %
                              2003   REVENUES    2002   REVENUES   VARIANCE   VARIANCE
                             ------  ---------  ------  ---------  ---------  ---------
Other income (expense), net  $ (10)     (0.1)%  $(318)     (2.5)%  $     308      96.9%
                             ======  =========  ======  =========  =========  =========




                                      SIX MONTHS ENDED
                                        DECEMBER 31,
                                        ------------
                                     % OF NET           % OF NET      $           %
                              2003   REVENUES    2002   REVENUES   VARIANCE   VARIANCE
                             ------  ---------  ------  ---------  ---------  ---------
Other income (expense), net  $(180)     (0.7)%  $(408)     (1.6)%  $     228      55.9%
                             ======  =========  ======  =========  =========  =========


     The decrease in other expense is primarily attributable to our gain on foreign currency translation and a reduction in our share of the losses from our investment in Xanboo.


PROVISION  FOR  INCOME  TAXES  AND  EFFECTIVE  TAX  RATE

     We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Our effective tax rate was 2% for the six months ended December 31, 2003, and 0% for the six months ended
December 31, 2002. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax expense for the six months ended December 31, 2003, was lower than the federal statutory rate primarily due to the increase in valuation allowance, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. Our effective tax rate associated with the income tax expense for the six months ended December 31, 2002, was lower than the federal statutory rate primarily due to the increase in valuation allowance, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. In October 2003, the Internal Revenue Service completed its audit of our federal income tax returns for the years ended June 30, 1999, 2000 and 2001. As a result, we will be required to pay approximately $750,000 in tax and interest to the Internal Revenue Service and the California Franchise Tax Board, in fiscal 2004. We accrued for this liability in prior fiscal periods.


IMPACT  OF  ADOPTION  OF  NEW  ACCOUNTING  STANDARDS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities an
Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entity ("VIE") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIE's created or acquired after January 31, 2003. For VIE's created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. We are currently reviewing our investments and other arrangements to determine whether any of our investee companies are VIEs. We believe that our investment in Xanboo described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, "Long-term Investments" is the only entity which could be subject to treatment as a VIE under FIN 46. However, we do not believe that Xanboo will be determined to be a VIE that would be consolidated, but we may be required to make additional disclosures.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consisting of money-market funds and commercial paper totaled $10.3 million at December 31, 2003.
Marketable securities are income yielding securities which can be readily converted to cash. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county government notes and bonds and totaled $3.0 million at December 31, 2003.

     Our operating activities used cash of $1.0 million for the six months ended December 31, 2003. We incurred a net loss of $8.3 million, which includes the following adjustments: depreciation of $999,000, amortization of purchased intangible assets of $1.5 million, impairment of goodwill and purchased intangible assets of $3.0 million, amortization of stock-based compensation of

$245,000, equity losses from unconsolidated businesses of $413,000, offset by a benefit from inventory reserve of $561,000. The changes in our operating assets consist of a decrease in inventories of $874,000, decrease in contract manufacturer receivable of $574,000, decrease in prepaid expenses and other assets of $1.9 million, decrease in accounts payable of $1.9 million, decrease in restructure reserve of $152,000 and a decrease in the balance due to Gordian of $1.0 million offset by an increase in other current liabilities of $1.4 million. The decrease in inventories is primarily attributable to a concentrated effort by management to reduce inventory levels. The decrease in contract manufacturer receivables is due to improved collections. The decrease in prepaid expenses and other current assets is primarily due to the Gordian payment whereby we maintained a time deposit for $1.0 million as well as the maturity of additional time deposits totaling $682,000. The decreases in accounts payable and the restructuring reserve are due to the timing of payments to our suppliers. The decrease in the balance due to Gordian is due to payments in accordance with the agreement. The increase in other current liabilities is primarily due to an increase in general liabilities such as audit fees, legal fees, contractual obligations and inventory purchases.

     Cash provided by investing activities was $3.6 million for the six months ended December 31, 2003 compared with a $4.7 million usage of cash for the six months ended December 31, 2002. We received $4.1 million in proceeds from the sale of marketable securities. We used $302,000 to purchase marketable securities. We also used $122,000 to purchase property and equipment.

     Cash provided by financing activities was $202,000 for the six months ended December 31, 2003 primarily related to the purchase by the employee stock purchase plan. Cash provided by financing activities was $142,000 for the six months ended December 31, 2002.

     In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We are required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 was to be paid. We are also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. Since establishing the line of credit, we have twice reduced the amount of the line, modified customary financial covenants, and adjusted the interest rate to be charged on borrowings to the prime rate plus .50%, and eliminated the LIBOR option. Effective July 25, 2003, we further modified this line of credit, reducing the revolving line to $5.0 million, and adjusting the customary affirmative and negative covenants. We are also required to maintain certain financial ratios as defined in the agreement. The agreement has an annual revolving maturity date that renews on the effective date. The renewal $50,000 facility fee was reduced to $12,500 and was paid. Prior to any advances being made under the line of credit, the bank is required to complete a field examination to determine its borrowing base. The bank completed its initial field examination during the second quarter of fiscal 2004. Our available line of credit at December 31, 2003 was $2.4 million. To date, we have not borrowed against this line of credit. We are currently in compliance with the revised financial covenants of the July 25, 2003 amended line of credit. Pursuant to our line of credit, we are restricted from paying any dividends. We have used letters of credit available under our line of credit totaling approximately $989,000 in place of cash to fund deposits on leases, tax account deposits, and security deposits.

     The following table summarizes our contractual payment obligations and commitments:




             REMAINDER OF FISCAL YEAR             FISCAL YEARS
             ------------------------  -----------------------------------
                                2004    2005   2006   2007   2008   TOTAL
                               ------  ------  -----  -----  -----  ------
Convertible note payable. . .  $  867  $    -  $   -  $   -  $   -  $  867
Operating leases. . . . . . .     788   1,352    495    336    202   3,173

Other contractual obligations      20       -      -      -      -      20
                               ------  ------  -----  -----  -----  ------

Total . . . . . . . . . . . .  $1,675  $1,352  $ 495  $ 336  $ 202  $4,060
                               ======  ======  =====  =====  =====  ======


     In October 2003, the Internal Revenue Service completed its audit of our federal income tax returns for the years ended June 30, 1999, 2000 and 2001. As a result, we will be required to pay approximately $750,000 in tax and interest to the Internal Revenue Service and the California Franchise Tax Board, in fiscal 2004. We accrued for this liability in prior fiscal periods.

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

     Please refer to Part II, Item 1, on page 34 for a description of Litigation Matters.

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

     THE AVERAGE SELLING PRICES OF OUR PRODUCTS MIGHT DECREASE, WHICH COULD REDUCE OUR GROSS MARGINS.

     In the past, we have experienced some reduction in the average selling prices and gross margins of products and we expect that this will continue for our products as they mature. In the future, we expect competition to increase, and we anticipate this could result in additional pressure on our pricing. Our average selling prices for our products might decline as a result of other reasons, including promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. We also may not be able to increase the price of our products in the event that the prices of components or our overhead costs increase. Changes in exchange rates between currencies might change in such a way or over a period such that we cannot adjust prices to maintain gross margins. If these were to occur, our gross margins would decline. In addition, we may not be able to reduce the cost to manufacture our products to keep up with the decline in prices.

     IF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE NOT SUCCESSFUL OUR NET REVENUES COULD DECLINE AND OUR BUSINESS COULD BE HARMED.

     For the six months ended December 31, 2003, we incurred $4.0 million in research and development expenses, which comprised 16.0% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development.

     IF A MAJOR CUSTOMER CANCELS, REDUCES, OR DELAYS PURCHASES, OUR NET REVENUES MIGHT DECLINE AND OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our top five customers accounted for 38.8% of our net revenues for the six months ended December 31, 2003. One customer, Ingram Micro, Inc., accounted for approximately 14.3% and 10.6% of our net revenues for the six months ended December 31, 2003 and 2002, respectively. Accounts receivable attributable to this domestic customer accounted for approximately 15.8% and 9.7% of total accounts receivable at December 31, 2003 and June 30, 2003, respectively. The number and timing of sales to our distributors have been difficult for us to predict. While our distributors are customers in the sense they buy our products, they are also part of our product distribution system. To some extent, the business lost for some reason to a distributor would likely be replaced by sales to other customer/distributors in a reasonable period, rather than a total loss of that business such as from a customer who used our products in their business.

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

     In June 2001, we acquired Lightwave Communications. Since that time, four of the founding stockholders and executive officers of Lightwave, as well as several other former employees of Lightwave, have begun operating a business that competes with us. Because these individuals held senior positions at Lightwave, they were exposed to confidential information about Lightwave, as well as Lantronix. We are currently appealing a decision for the defendants regarding our action against these former Lightwave stockholders. If we do not prevail our business may suffer.

     WE PRIMARILY DEPEND ON THREE THIRD-PARTY MANUFACTURERS TO MANUFACTURE SUBSTANTIALLY ALL OF OUR PRODUCTS, WHICH REDUCES OUR CONTROL OVER THE
MANUFACTURING PROCESS. IF THESE MANUFACTURERS ARE UNABLE OR UNWILLING TO MANUFACTURE OUR PRODUCTS AT THE QUALITY AND QUANTITY WE REQUEST, OUR BUSINESS COULD BE HARMED AND OUR STOCK PRICE COULD DECLINE.

     We outsource substantially all of our manufacturing to three third-party manufacturers, Varian, Inc., Irvine Electronics, Inc. and Uni Precision Industrial Ltd. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

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

     The market for our products is intensely competitive, subject to rapid change and is significantly affected by new product introductions and pricing strategies of our competitors. We face competition primarily from companies that network-enable devices, semiconductor companies, companies in the automation industry and companies with significant networking expertise and research and development resources. Our competitors might offer new products with features or functionality that are equal to or better than our products. In addition, since we work with open standards, our customers could develop products based on our technology that compete with our offerings. We might not have sufficient engineering staff or other required resources to modify our products to match our competitors. Similarly, competitive pressure could force us to reduce the price of our products. In each case, we could lose new and existing customers to our competition. If this were to occur, our net revenues could decline and our business could be harmed.

     BECAUSE WE ARE DEPENDENT ON INTERNATIONAL SALES FOR A SUBSTANTIAL AMOUNT OF OUR NET REVENUES, WE FACE THE RISKS OF INTERNATIONAL BUSINESS AND ASSOCIATED
CURRENCY  FLUCTUATIONS,  WHICH  MIGHT  ADVERSELY  AFFECT  OUR OPERATING RESULTS.

     Net revenues from international sales represented 28.6% and 22.7% of net revenues for the six months ended December 31, 2003 and 2002, respectively. Net revenues from Europe represented 21.9% and 20.1% of our net revenues for the six months ended December 31, 2003 and 2002, respectively. Our revenues in Japan and the People's Republic of China are increasing, as well.

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

     WE HAVE EXCESS INVENTORIES AND THERE IS A RISK WE MAY BE UNABLE TO DISPOSE OF THEM.

     Our products and therefore our inventories are subject to technological risk at any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid their becoming obsolete. As of December 31, 2003, our inventories including raw materials, finished goods and inventory at distributors were valued at $11.6 million and we had reserved $5.9 million against these inventories. As of June 30, 2003, our inventories, including raw materials, finished goods and inventory at distributors were valued at $14.0 million and we had reserved $8.0 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our reserves and our operating results could be substantially harmed.

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

- other companies might assert other rights to market products using our trademarks;

- policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use;

- courts may determine that our software programs use open source software in such a way that deprives the entire programs of intellectual property protection;

- current federal laws that prohibit software copying provide only limited protection from software pirates; and

- the companies we acquire may not have taken similar precautions to protect their proprietary rights.

     Also, the laws of other countries in which we market and manufacture our products might offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third-parties to benefit from our technology without paying us for it, which could significantly harm our business.

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

     In addition, from time to time we may invest in businesses that we believe present attractive investment opportunities, or provide other synergetic benefits. In September and October 2001, we paid an aggregate of $3.0 million to Xanboo for convertible promissory notes, which have converted, in accordance with their terms, into Xanboo preferred stock. In addition, we purchased an additional $4.0 million of preferred stock in Xanboo. As of December 31, 2003, we hold a 14.9% ownership interest with a net book value of $5.0 million, in Xanboo. This investment is speculative in nature, and there is risk that we could lose part or all of our investment.

     STOCK-BASED  COMPENSATION  WILL  NEGATIVELY  AFFECT  OUR OPERATING RESULTS.

     We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We recorded deferred compensation forfeitures of $196,000 for the six months ended December 31, 2003. At December 31, 2003, a balance of $254,000 remains and will be amortized as follows: $151,000 for the remainder of fiscal 2004, $86,000 in fiscal 2005 and $17,000 in fiscal 2006.

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


INTEREST  RATE  RISK

     Our exposure to interest rate risk is limited to the exposure related to our cash and cash equivalents, marketable securities and our credit facilities, which is tied to market interest rates. As of December 31, 2003 and June 30, 2003, we had cash and cash equivalents of $10.3 million and $7.3 million, respectively, which consisted of cash and short-term investments with original maturities of ninety days or less, both domestically and internationally. As of December 31, 2003 and June 30, 2003, we had marketable securities of $3.0 million and $6.8 million, respectively, consisting of obligations of U.S. Government agencies, state, municipal and county government notes and bonds. We believe our marketable securities will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.


FOREIGN  CURRENCY  RISK

     We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.


INVESTMENT  RISK

     As of December 31, 2003 and June 30, 2003, we had a net investment of $5.0 million and $5.4 million, respectively, in Xanboo, a privately held company which can still be considered in the start-up or development stages. This investment is inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. There is a risk that we could lose part or all of our investment.

ITEM  4.     CONTROLS  AND  PROCEDURES

     (a)  Evaluation  of  disclosure  controls  and  procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of our second fiscal quarter. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     (b)  Changes  in  internal  controls.

     There have been no changes in our internal control over financial reporting identified in connection with our evaluation as of the end of the second fiscal quarter that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART  II.  OTHER  INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS

Government  Investigation

     The SEC is conducting a formal investigation of the events leading up to the Company's restatement of its financial statements on June 25, 2002. The
Department of Justice is also conducting an investigation concerning events related to the restatement.

Class  Action  Lawsuits

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused the Company to improperly recognize revenue and make false and misleading statements about its business. Plaintiffs further allege that the defendants materially overstated the Company's reported financial results, thereby inflating its stock price during its securities offering in July 2001, as well as facilitating the use of its common stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint now purports to be a class action brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period of August 4, 2000 through May 30, 2002, inclusive. The amended complaint continues to assert that the Company and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that the Company and its officers and directors violated the Securities Act of 1933 arising from the Company's Initial Public Offering in August 2000. The Company filed a motion to dismiss the additional allegations on March 3, 2003. The Court granted the motion, with leave to amend, on December 31, 2003.The Company has not yet answered the complaint, discovery has not commenced, and no trial date has been established.

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

     The Company filed a motion to dismiss on October 16, 2002, on the grounds that Mr. Cotton's complaints are subject to the binding arbitration provisions in Mr. Cotton's employment agreement. On January 13, 2003, the Court ruled that five of the six counts in Mr. Cotton's complaint is subject to binding arbitration. The court is staying the sixth count, for declaratory relief, until the underlying facts are resolved in arbitration. No arbitration date has been set.

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

Suit  Filed  by  Lantronix  Against  Logical  Solutions,  Inc.  ("Logical")

     On March 25, 2003, the Company filed in Connecticut state court (Judicial District of New Haven) a complaint entitled Lantronix, Inc. and Lightwave Communications, Inc. v. Logical Solutions, Inc., et. al. This is an action for unfair and deceptive trade practices, unfair competition, unjust enrichment, conversion, misappropriation of trade secrets and tortuous interference with contractual rights and business expectancies. The Company sought preliminary and permanent injunctive relief and damages. The individual defendants are all former employees of Lightwave Communications, a company that the Company acquired in June 2001. The Court issued a decision for the defense on December 11, 2003. The Company filed a notice of appeal in the Connecticut Court of Appeal on December 30, 2003.

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

None.


ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The annual meeting of the Company's stockholders was held on November 20, 2003. At that meeting, two proposals were submitted to a vote of the Company's stockholders. Proposal 1 was a proposal to elect one Class III director to serve a three-year term of office expiring on the date of the 2006 annual meeting of stockholders. The nominee for Class III director was Kathryn Braun Lewis. Proposal 2 was a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 2004. For further information regarding the annual meeting, please see the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 9, 2003. The stockholders approved all proposals as follows:


                                                                    NUMBER OF VOTES
                                                              -----------------------------
                                                                                   ABSTAIN/
PROPOSAL                                                         FOR      AGAINST  WITHHOLD
                                                              ----------  -------  --------

Proposal 1 - Election of Class III director
Kathryn Braun Lewis. . . . . . . . . . . . . . . . . . . . .  48,889,879        -  1,703,554

Other Directors whose term of office as a director continued after the meeting were H.K. Desai, Thomas W. Burton and Howard T. Slayen.

Proposal 2 - Ratification of the appointment of
Ernst & Young LLP. . . . . . . . . . . . . . . . . . . . . .  50,488,878   97,655      6,900


ITEM  5.   OTHER  INFORMATION

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved in the second quarter of fiscal year 2004 by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. The Audit Committee did not engage Ernst & Young LLP in any non-audit related services for the second quarter of fiscal year 2004.


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


(b)  Reports  on  Form  8-K




DATE               ITEM NUMBER                           DESCRIPTION
=================  ===========  ==============================================================

November 7, 2003   Item 12      Lantronix  announced  its  preliminary  results  of  the First
                                Quarter of Fiscal Year 2004.

December 19, 2003  Item 5       Lantronix announced its response to a Connecticut court ruling rejection protection of its trade secrets.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    February 6, 2004           LANTRONIX,  INC.

                                     By:     /s/  MARC H. NUSSBAUM
                                             ---------------------
                                             Marc H. Nussbaum
                                             Chief  Executive  Officer
                                             (Principal Executive Officer)


                                     By:     /s/ JAMES W. KERRIGAN
                                             ---------------------
                                             James W. Kerrigan
                                             Chief Financial Officer
                                             (Principal Financial Officer)