Form 10-Q
period 2004-03-31
LANTRONIX INC
filed 2004-05-10
CIK 1114925

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF  1934

                For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2004, 58,005,895 shares of the Registrant's common stock were outstanding.

===============================================================================

                                 LANTRONIX, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 2004

                                      INDEX



                                                                                                  PAGE
                                                                                                  ----
PART I.   FINANCIAL INFORMATION                                                                      3

Item 1.   Financial Statements.                                                                      3

          Unaudited Condensed Consolidated Balance Sheets at March 31, 2004 and June 30, 2003        3

          Unaudited Condensed Consolidated Statements of Operations for the
          Three and Nine Months Ended March 31, 2004 and 2003                                        4

          Unaudited Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended March 31, 2004 and 2003                                                  5

          Notes to Unaudited Condensed Consolidated Financial Statements.                            6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations     15

          Risk Factors                                                                              28

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                               35

Item 4.   Controls and Procedures.                                                                  36

PART II.  OTHER INFORMATION                                                                         36

Item 1.   Legal Proceedings                                                                         36

Item 2.   Changes in Securities and Use of Proceeds.                                                38

Item 3.   Defaults Upon Senior Securities                                                           38

Item 4.   Submission of Matters to a Vote of Security Holders                                       38

Item 5.   Other Information                                                                         38

Item 6.   Exhibits and Reports on Form 8-K.                                                         39

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                 LANTRONIX, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                            MARCH 31,     JUNE 30,
                                               2004        2003
                                            ----------  ----------
ASSETS
------------------------------------------

Current assets:
Cash and cash equivalents                   $   9,813   $   7,328
Marketable securities                           3,050       6,750
Accounts receivable, net                        3,891       3,818
Inventories                                     7,357       6,011
Deferred income taxes                           7,909       7,909
Contract manufacturers receivable, net            573       1,744
Prepaid expenses and other current assets       1,534       3,834
Assets of discontinued operations                   -       3,590
                                            ----------  ----------
Total current assets                           34,127      40,984

Property and equipment, net                     1,135       2,384
Goodwill                                        9,488       9,488
Purchased intangible assets, net                2,561       4,275
Long-term investments                           5,007       5,458
Officer loans.                                    104         104
Other assets                                      184         163
                                            ----------  ----------
Total assets                                $  52,606   $  62,856
                                            ==========  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------

Current liabilities:
Accounts payable                            $   4,142   $   4,774
Accrued payroll and related expenses            1,867       1,185
Due to Gordian                                      -       1,000
Accrued litigation settlement                       -       1,533
Warranty reserve                                1,337       1,193
Restructuring reserve                           1,016       3,235
Other current liabilities                       3,041       2,604
Liabilities of discontinued operations              -         239
Convertible note payable                          867           -
Bank line of credit                               500           -
                                            ----------  ----------
Total current liabilities                      12,770      15,763

Deferred income taxes                           8,509       8,509
Convertible note payable                            -         867

Stockholders' equity:
Common stock                                        6           6
Additional paid-in capital.. . . . . . . .    180,470     178,628
Deferred compensation                            (155)       (695)
Accumulated deficit                          (149,281)   (140,424)
Accumulated other comprehensive income            287         202
                                            ----------  ----------
Total stockholders' equity                     31,327      37,717
                                            ----------  ----------
Total liabilities and stockholders' equity  $  52,606   $  62,856
                                            ==========  ==========


                            See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                    MARCH 31,           MARCH 31,
                                                                ------------------  -------------------
                                                                  2004      2003      2004      2003
                                                                --------  --------  --------  ---------
Net revenues (A)                                                $12,310   $12,340   $37,009   $ 37,624
Cost of revenues (B)                                              5,393     9,226    18,292     24,834
                                                                --------  --------  --------  ---------

Gross profit                                                      6,917     3,114    18,717     12,790
                                                                --------  --------  --------  ---------

Operating expenses:
Selling, general and administrative (C)                           6,572     7,225    18,027     22,359
Research and development (C)                                      2,042     2,260     5,587      7,367
Stock-based compensation (B) (C)                                     89       490       307      1,270
Amortization of purchased intangible assets                          29       301       118        557
Restructuring (recovery) charges                                 (2,098)      120    (2,098)     4,938
                                                                --------  --------  --------  ---------
Total operating expenses                                          6,634    10,396    21,941     36,491
                                                                --------  --------  --------  ---------
Income (loss) from operations                                       283    (7,282)   (3,224)   (23,701)
Interest income (expense), net                                        8        20        43        287
Other income (expense), net                                        (103)     (527)     (283)      (935)
                                                                --------  --------  --------  ---------
Income (loss) before income taxes                                   188    (7,789)   (3,464)   (24,349)
Provision for income taxes                                           72        14       208         62
                                                                --------  --------  --------  ---------
Income (loss) from continuing operations                            116    (7,803)   (3,672)   (24,411)
Loss from discontinued operations                                  (669)    2,118)   (5,185)    (4,034)
                                                                --------  --------  --------  ---------
Net loss                                                        $  (553)  $(9,921)  $(8,857)  $(28,445)
                                                                ========  ========  ========  =========

Basic income (loss) per share:
Income (loss) from continuing operations                        $  0.00   $ (0.14)  $ (0.07)  $  (0.45)
Loss from discontinued operations                                 (0.01)    (0.04)    (0.09)     (0.08)
                                                                --------  --------  --------  ---------

Basic net loss per share                                        $ (0.01)  $ (0.18)  $ (0.16)  $  (0.53)
                                                                ========  ========  ========  =========

Diluted income (loss) per share:
Income (loss) from continuing operations                        $  0.00   $ (0.14)  $ (0.07)  $  (0.45)
Loss from discontinued operations                                 (0.01)    (0.04)    (0.09)     (0.08)
                                                                --------  --------  --------  ---------

Diluted net loss per share                                      $ (0.01)  $ (0.18)  $ (0.16)  $  (0.53)
                                                                ========  ========  ========  =========

Weighted average shares (basic)                                  57,295    54,919    56,236     54,178
                                                                ========  ========  ========  =========
Weighted average shares (diluted)                                58,087    54,919    56,236     54,178
                                                                ========  ========  ========  =========


(A)  Includes net revenues from a related party. . . . . . . .  $   352   $   435   $ 1,154   $  1,392
                                                                ========  ========  ========  =========

(B)  Cost of revenues includes the following:
Amortization of purchased intangible assets                     $   532   $ 1,085   $ 1,596   $  2,900
Stock-based compensation                                             11        23        37         60
                                                                --------  --------  --------  ---------
                                                                $   543   $ 1,108   $ 1,633   $  2,960
                                                                ========  ========  ========  =========

(C)  Stock-based compensation is excluded from the following:
Selling, general and administrative expenses                    $    83   $   348   $   271   $    959
Research and development expenses                                     6       142        36        311
                                                                --------  --------  --------  ---------
                                                                $    89   $   490   $   307   $  1,270
                                                                ========  ========  ========  =========


                             See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                               NINE MONTHS ENDED
                                                                                  MARCH 31,
                                                                              -------------------
                                                                                2004      2003
                                                                              --------  ---------
Cash flows from operating activities:
Net loss from continuing operations                                           $(3,672)  $(24,411)
Net loss from discontinued operations                                          (5,185)    (4,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                    1,406      1,857
Amortization of purchased intangible assets                                     1,714      3,457
Stock-based compensation.                                                         344      1,330
Allowance for doubtful accounts                                                  (161)      (457)
Provision for inventory reserves                                                  140      2,907
Loss on sale of fixed assets                                                       25          -
Equity losses from unconsolidated business                                        413      1,097
Loss on sale of long-term investment                                               31          -
Restructuring (recovery) charges                                               (1,428)     2,633
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable                                                                88      2,086
Inventories                                                                      (408)     1,321
Contract manufacturers receivable. . . . . . . . . . . . . . . . . . . . . .    1,171        228
Prepaid expenses and other current assets                                       1,222       (114)
Other assets                                                                      (21)       130
Accounts payable.                                                                (632)    (1,636)
Due to related party                                                                -       (246)
Due to Gordian                                                                 (1,000)    (2,000)
Accrued Lightwave settlement                                                        -     (2,004)
Warranty reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      144       (403)
Restructuring reserve                                                            (791)         -
Net assets of discontinued operations. . . . . . . . . . . . . . . . . . . .    3,351      1,815
Other current liabilities                                                       1,119       (543)
                                                                              --------  ---------

Net cash used in operating activities                                          (2,130)   (16,987)
                                                                              --------  ---------

Cash flows from investing activities:
Purchases of property and equipment, net                                         (182)      (282)
Purchases of marketable securities                                               (552)    (9,250)
Acquisition of business, net of cash acquired                                       -     (2,114)
Proceeds from sale of long-term investment                                          7          -
Proceeds from sale of marketable securities                                     4,252      7,000
                                                                              --------  ---------

Net cash provided by (used in) investing activities                             3,525     (4,646)
                                                                              --------  ---------

Cash flows from financing activities:
Net proceeds from issuances of common stock                                       505        315
Borrowing on revolving line of credit                                             500          -
                                                                              --------  ---------

Net cash provided by financing activities                                       1,005        315
Effect of foreign exchange rates on cash.                                          85        114
                                                                              --------  ---------

Increase (decrease) in cash and cash equivalents                                2,485    (21,204)
Cash and cash equivalents at beginning of period.                               7,328     26,491
                                                                              --------  ---------

Cash and cash equivalents at end of period.                                   $ 9,813   $  5,287
                                                                              ========  =========


                            See accompanying notes.

                                 LANTRONIX, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

1.     BASIS  OF  PRESENTATION

      The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the "Company") at March 31, 2004, and the consolidated results of its operations for the three and nine months ended March 31, 2004 and 2003 and its cash flows for the nine months ended March 31, 2004 and 2003. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

     In March 2004, the Company completed the sale of substantially all of the net assets of Premise Systems, Inc. ("Premise") (Note 9). The Company's condensed consolidated financial statements have been presented to reflect Premise as a discontinued operation for all periods.

Reclassifications

     Certain amounts in the fiscal 2003 Condensed Consolidated Financial Statements have been reclassified to conform with the fiscal 2004 presentation.


2.     RECENT  ACCOUNTING  PRONOUNCEMENTS


     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," ("FIN 46"). FIN 46 requires certain variable interest entities ("VIE") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending March 15, 2004. The Company reviewed its investments and other arrangements, and determined that none of its investee companies are VIEs.

     In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150") which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, results of operations or cash flows.

3.     NET  INCOME  (LOSS)  PER  SHARE

     Basic  net  income  (loss)  per  share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by adjusting outstanding shares assuming any dilutive effects of options. However, for periods in which the Company incurred a net loss, these shares are excluded because their effect would be to reduce recorded net loss per share.

The following table sets forth the computation of net income (loss) per share (in thousands, except per share amounts):





                                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                                              MARCH 31,           MARCH 31,
                                                          ------------------  -------------------
                                                            2004      2003      2004      2003
                                                          --------  --------  --------  ---------
Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations                  $   116   $(7,803)  $(3,672)  $(24,411)
Loss from discontinued operations                            (669)   (2,118)   (5,185)    (4,034)
                                                          --------  --------  --------  ---------
Net loss                                                  $  (553)  $(9,921)  $(8,857)  $(28,445)
                                                          ========  ========  ========  =========


Denominator:
Weighted-average shares outstanding                        57,627    55,251    56,568     54,510
Less: non-vested common shares outstanding                   (332)     (332)     (332)      (332)
                                                          --------  --------  --------  ---------
Denominator for basic income (loss) per share              57,295    54,919    56,236     54,178
Effect of dilutive securities:
Stock options                                                 792         -         -          -
                                                          --------  --------  --------  ---------
Denominator for dilutive income (loss) per share           58,087    54,919    56,236     54,178
                                                          ========  ========  ========  =========

Basic income (loss) per share
Income (loss) from continuing operations                  $  0.00   $ (0.14)  $ (0.07)  $  (0.45)
Loss from discontinued operations                           (0.01)    (0.04)    (0.09)     (0.08)
                                                          --------  --------  --------  ---------

Basic net loss per share                                  $ (0.01)  $ (0.18)  $ (0.16)  $  (0.53)
                                                          ========  ========  ========  =========

Diluted income (loss) per share
Income (loss) from continuing operations                  $  0.00   $ (0.14)  $ (0.07)  $  (0.45)
Loss from discontinued operations                           (0.01)    (0.04)    (0.09)     (0.08)
                                                          --------  --------  --------  ---------

Diluted net loss per share                                $ (0.01)  $ (0.18)  $ (0.16)  $  (0.53)
                                                          ========  ========  ========  =========


4.     MARKETABLE  SECURITIES

     The Company defines marketable securities as income yielding securities, which can be readily converted to cash. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county governments' notes and bonds.


5.     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):




                                           MARCH 31,  JUNE 30,
                                             2004       2003
                                           ---------  --------
Raw materials . . . . . . . . . . . . . .   $ 4,552   $ 5,109
Finished goods. . . . . . . . . . . . . .     7,940     7,940
Inventory at distributors . . . . . . . .     1,063       959
                                            --------  --------
                                             13,555    14,008
Reserve for excess and obsolete inventory    (6,198)   (7,997)
                                            --------  --------
                                            $ 7,357   $ 6,011
                                            ========  ========

6.     GOODWILL  AND  PURCHASED  INTANGIBLE  ASSETS

Goodwill

     The changes in the carrying amount of goodwill are as follows (in thousands):




                                         NINE  MONTH
                                            ENDED     YEAR  ENDED
                                          MARCH 31,    JUNE 30,
                                             2004        2003
                                         -----------  ----------
Balance beginning of period. . . . . . .  $    9,488  $   7,218
Goodwill acquired during the period. . .           -      2,270
                                          ----------  ----------
Balance end of period. . . . . . . . . .  $    9,488  $   9,488
                                          ==========  ==========


Purchased  Intangible  Assets

     The composition of purchased intangible assets is as follows (in thousands):





                                                MARCH 31, 2004                       JUNE 30, 2003
                                     ----------------------------------  --------------------------------
                           USEFUL                 ACCUMULATED                       ACCUMULATED
                           LIVES       GROSS      AMORTIZATION     NET    GROSS     AMORTIZATION    NET
                         ----------  ----------  --------------  ------  --------  --------------  ------

 Existing technology. .   1-5 years  $   7,090   $      (4,625)  $2,465  $ 7,090   $      (3,029)  $4,061
 Patent/core technology           5        405            (352)      53      405            (283)     122
 Tradename/trademark. .           5         32             (23)       9       32             (18)      14
 Non-compete agreements         2-3        140            (106)      34      140             (62)      78
                         ----------  ----------  --------------  ------  --------  --------------  ------

  Total . . . . . . . .              $   7,667   $      (5,106)  $2,561   $7,667   $      (3,392)  $4,275
                                     ==========  ==============  ======  ========  ==============  ======



     The amortization expense for purchased intangible assets for the nine months ended March 31, 2004 was $1.7 million, of which $1.6 million was amortized to cost of revenues and $118,000 was amortized to operating expenses. The amortization expense for purchased intangible assets for the nine months ended March 31, 2003 was $3.5 million, of which $2.9 million was amortized to cost of revenues and $557,000 was amortized to operating expenses. The estimated amortization expense for the remainder of fiscal 2004 and the next two years are as follows (in thousands):




                                       COST OF    OPERATING
Fiscal year ending June 30:            REVENUES   EXPENSES   TOTAL
                                       ---------  ---------  ------
      2004 (Remainder of fiscal year)  $     477  $      29  $  506
      2005. . . . . . . . . . . . . .      1,431         65   1,496
      2006. . . . . . . . . . . . . .        557          2     559
                                       ---------  ---------  ------
      Total . . . . . . . . . . . . .  $   2,465  $      96  $2,561
                                       =========  =========  ======


Impairment  of  goodwill  and  purchased  intangible  assets

     During the quarter ended December 31, 2003, the Company identified indicators of an other than temporary impairment as it related to its Premise acquisition of goodwill and purchased intangible assets. The Company performed an assessment of the value of its goodwill and purchased intangible assets related to the Premise acquisition in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144")." The Company identified certain conditions including continued losses and the inability to achieve significant revenues from the existing home automation and media management software markets as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated. The Company revised its projections and determined that the projected results utilizing a discounted cash flow valuation technique would not fully support the carrying values of the goodwill and purchased intangible assets associated with the Premise acquisition. Based on this assessment, the Company recorded an impairment charge of $2.2 million during the second quarter of fiscal 2004 to write-off the value of the Premise goodwill. Additionally during the quarter ended December 31, 2003, the Company recorded a $790,000 impairment charge of the Premise purchased intangible assets of which $14,000 and $776,000 were charged to operating expenses and cost of revenues, respectively. As a result of the sale of the Premise business unit, the goodwill and purchase intangibles, net of Premise at June 30, 2003 have been included as part of discontinued operations.

7.     LONG-TERM  INVESTMENTS

     Long-term investments consist of a 14.9% and a 15.3% ownership interest in Xanboo, Inc. ("Xanboo") at March 31, 2004 and June 30, 2003, respectively. The Company is accounting for this long-term investment under the equity method based upon the Company's ability, through representation on Xanboo's board of directors, to exercise significant influence over its operations. The Company's interest in the losses of Xanboo aggregating $413,000 and $1.1 million for the nine months ended March 31, 2004 and 2003, respectively, have been recognized as other expense in the condensed consolidated statements of operations.


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

     During the quarter ended March 31, 2004, the Company completed the sale of its Premise business unit as more fully disclosed in Note 9. As a result, the Company recorded approximately $670,000 which are included in discontinued operations of restructuring charges included in discontinued operations of which $633,000 related to certain future lease obligations and $37,000 related to workforce reductions of 3 Premise employees that were not transferred to the buyer.

     During the quarter ended March 31, 2004, approximately $2.1 million of restructuring charges were recovered related to a favorable settlement of a contractual obligation, consolidation of excess facilities and workforce reductions which were previously accrued for in fiscal year 2003. The remaining restructuring reserve is related to facility closures in Naperville, Illinois, Hillsboro, Oregon, Redmond, Washington and Ames, Iowa. Payments under the lease obligations will end in fiscal 2007.

A summary of the activity in the restructuring reserve account is as follows (in thousands):




                                CHARGES AGAINST RESTRUCTURE

                                                   RESTRUCTURING
                                    RESTRUCTURING      COSTS       CASH                   RESTRUCTURING
                                     RESERVE AT     INCLUDED IN   CHARGES                  RESERVE AT
                                      JUNE 30,     DISCONTINUED   AGAINST  RESTRUCTURING    MARCH 31,
                                        2003        OPERATIONS    RESERVE   RECOVERY          2004
                                    -------------  -------------  -------  -------------  -------------
Workforce reductions . . . . . . .  $         260  $          37  $  (93)  $       (183)  $          21
Contractual obligations. . . . . .          2,000              -    (450)        (1,550)              -
Consolidation of excess facilities            975            633    (247)          (366)            995
                                    -------------  -------------  -------  -------------  -------------
Total. . . . . . . . . . . . . . .  $       3,235  $         670  $ (790)  $     (2,099)  $       1,016
                                    =============  =============  =======  =============  =============


9.     DISCONTINUED  OPERATIONS

     In August 2001, the FASB issued SFAS No. 144. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of;" however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operation's - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), for the disposal of a segment of a business. Under SFAS No. 144, a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company and, (ii) the company will not have any significant continuing involvement in such operations.

     In March 2004, the Company completed the sale of substantially all of the net assets of its Premise business unit for $1.0 million less costs of $408,000.


The net revenues and loss from discontinued operations are as follows (in thousands):




                                                              THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                  MARCH 31,           MARCH 31,
                                                              ------------------  ------------------
                                                                2004      2003      2004      2003
                                                              --------  --------  --------  --------
Net revenues                                                  $    23   $    22   $    86   $    77
                                                              ========  ========  ========  ========

Loss from discontinued operations                             $(1,261)  $(2,118)  $(5,777)  $(4,034)
Gain on sale of assets of discontinued operations                 592         -       592         -
                                                              --------  --------  --------  --------
Loss from discontinued operations, net of income taxes of $0  $  (669)  $(2,118)  $(5,185)  $(4,034)
                                                              ========  ========  ========  ========


     The assets and liabilities of the discontinued operations consisted of the following (in thousands):




                                              JUNE 30, 2003
                                              --------------
Accounts receivable, net . . . . . . . . . .  $           40
Prepaid expenses and other current assets. .              27
Property and equipment, net. . . . . . . . .             157
Goodwill . . . . . . . . . . . . . . . . . .           2,238
Purchased intangible assets, net . . . . . .           1,119
Other assets . . . . . . . . . . . . . . . .               9
                                              --------------
Total assets of discontinued operations. . .  $        3,590
                                              ==============

Accounts payable . . . . . . . . . . . . . .  $           27
Accrued payroll and related expenses . . . .             182
Other current liabilities. . . . . . . . . .              30
                                              --------------
Total liabilities of discontinued operations  $          239
                                              ==============


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



                               NINE  MONTHS
                                   ENDED      YEAR  ENDED
                                MARCH 31,      JUNE 30,
                                  2004           2003
                               ------------   -----------
Balance beginning of period .  $     1,193    $      479
Charged to costs and expenses          475           878
Charged to other expenses             (331)         (153)
                               ------------   -----------
Deductions                               -           (11)
                               ------------   -----------
Balance end of period . . . .  $     1,337    $    1,193
                               ============   ===========

11.     PROVISION  FOR  INCOME  TAXES  AND  EFFECTIVE  TAX  RATE

     The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." The Company's effective tax rate was 6% and 0% for the nine month periods ended March 31, 2004 and 2003, respectively. The federal statutory rate was 34% for both periods. The effective tax rate associated with the income tax expense for both the nine month periods ended March 31, 2004 and 2003, was lower than the federal statutory rate primarily due to the increase in valuation allowance, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. In October 2003, the Internal Revenue Service completed its audit of the Company's federal income tax returns for the years ended June
30, 1999, 2000 and 2001. As a result, the Company will be required to pay approximately $750,000 in tax and interest to the Internal Revenue Service and the California Franchise Tax Board, in fiscal 2004. The Company had accrued for this liability in prior fiscal periods. As of March 31, 2004, the Company has paid $222,000 and $528,000 is expected to be paid during the quarter ended June 30, 2004.


12.     BANK  LINE  OF  CREDIT  AND  DEBT

     In January 2002, the Company entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. The Company was required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 was to be paid. The Company was also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. Since establishing the line of credit, the Company has twice reduced the amount of the line, modified customary financial covenants, and adjusted the interest rate to be charged on borrowings to the prime rate plus ..50%, and eliminated the LIBOR option. Effective July 25, 2003, the Company further modified this line of credit, reducing the revolving line to $5.0 million, and adjusting the customary affirmative and negative covenants. The Company is also required to maintain certain financial ratios as defined in the agreement. The agreement has an annual revolving maturity date that renews on the effective date. The $50,000 facility fee was reduced to $12,500 and paid. The Company's borrowing base at March 31, 2004 was $3.2 million. In March 2004, the Company borrowed $500,000 against this line of credit. Additionally, The Company has used letters of credit available under its line of credit totaling Approximately $989,000 in place of cash to fund deposits on leases, tax account deposits and Security deposits. As a result, the Company's available line of credit at March 31, 2004 was $1.7 million. The Company is currently in compliance with the revised financial covenants of the July 25, 2003 amended line of credit. Pursuant to the line of credit, the Company is restricted from paying any dividends.

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

The  components  of  comprehensive  loss  are  as  follows  (in  thousands):



                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    MARCH 31,             MARCH31,
                                               ------------------  -------------------
                                                2004     2003        2004      2003
                                               ------  --------    --------  ---------
Net loss                                       $(553)  $(9,921)    $(8,857)  $(28,445)
Other comprehensive loss:
Change in accumulated translation adjustments    (23)       73          85        114
                                               ------  --------    --------  ---------
Total comprehensive loss                       $(576)  $(9,848)    $(8,772)  $(28,331)
                                               ======  ========    ========  =========


14.     STOCK-BASED  COMPENSATION

     The Company has in effect several stock-based plans under which non-qualified and incentive stock options have been granted to employees, non-employee board members and other non-employees. The Company also has an employee stock purchase plan for all eligible employees. The Company accounts for stock-based awards to employees in accordance with APB Opinion No. 25,

"Accounting for Stock Issues to Employees" ("APB 25"), and related interpretations, and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and SFAS No.
148, "Accounting for Stock-Based Compensation Transition and Disclosure." Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS No. 123.

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

     The results of applying the requirements of the disclosure-only alternative of SFAS No. 123 to the Company's stock-based awards to employees would approximate the following (in thousands, except per share data):




                                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                            MARCH 31,            MARCH 31,
                                                                      --------------------  --------------------
                                                                        2004       2003       2004       2003
                                                                      --------  ----------  ---------  ---------
Net loss - as reported                                                $  (553)  $  (9,921)  $ (8,857)  $(28,445)
Add: Stock-based compensation expense included in net loss - as
reported                                                                  100         513        344      1,330
Deduct: Stock-based compensation expense determined under fair value
method . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (775)     (4,043)    (2,558)    (7,735)
                                                                      --------  ----------  ---------  ---------
Net loss - pro forma                                                  $(1,228)  $ (13,451)  $(11,071)  $(34,850)
                                                                      ========  ==========  =========  =========
Net loss per share (basic and diluted) - as reported                  $ (0.01)  $   (0.18)  $  (0.16)  $  (0.53)
                                                                      ========  ==========  =========  =========
Net loss per share (basic and diluted) - pro forma                    $ (0.02)  $   (0.24)  $  (0.20)  $  (0.64)
                                                                      ========  ==========  =========  =========


15.     LITIGATION

Government  Investigation

     The SEC is conducting a formal investigation of the events leading up to the Company's restatement of its financial statements on June 25, 2002. The
Department of Justice is also conducting an investigation concerning events related to the restatement.

Class  Action  Lawsuits

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period of April 25, 2001 through

May 30, 2002, inclusive. The complaints allege that the defendants caused the Company to improperly recognize revenue and make false and misleading statements about its business. Plaintiffs further allege that the defendants materially overstated the Company's reported financial results, thereby inflating its stock price during its securities offering in July 2001, as well as facilitating the use of its common stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint now purports to be a class action brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period of August 4, 2000 through May 30, 2002, inclusive. The amended complaint continues to assert that the Company and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that the Company and its officers and directors violated the Securities Act of 1933 arising from the Company's Initial Public Offering in August 2000. The Company filed a motion to dismiss the additional allegations on March 3, 2003. The Court granted the motion, with leave to amend, on December 31, 2003. Plaintiffs filed its second amended complaint on March 10, 2004. The hearing on the motion to dismiss is scheduled to take place on May 10, 2004.

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

Suit  filed  by  Lantronix  Against  Logical  Solutions,  Inc.  ("Logical")

     On March 25, 2003, the Company filed in Connecticut state court (Judicial District of New Haven) a complaint entitled Lantronix, Inc. and Lightwave Communications, Inc. v. Logical Solutions, Inc., et. al. This is an action for unfair and deceptive trade practices, unfair competition, unjust enrichment, conversion, misappropriation of trade secrets and tortuous interference with contractual rights and business expectancies. The Company sought preliminary and permanent injunctive relief and damages. The individual defendants are all former employees of Lightwave Communications, a company that the Company acquired in June 2001. The Court issued a decision for the defense on December 11, 2003. The Company filed a notice of appeal in the Connecticut Court of Appeal on December 30, 2003. The Company withdrew its notice of appeal on or about March 12, 2004.

Patent  Infringement  Litigation

     By a letter dated April 15, 2004, Digi International ("Digi") informed the Company that Digi has filed but has not served a complaint alleging that certain of the Company's products infringe Digi's U.S. Patent No. 6,446,192. Digi filed the complaint in the U.S. District Court in Minnesota. The Company is currently analyzing the patent.

     The Company filed, on May 3, 2004, a complaint against Digi, alleging that certain of Digi's products infringe the Company's U.S. Patent No. 6,571,305, in the U.S. District Court for the Central District of California. The complaint seeks both monetary and non-monetary relief from Digi's alleged infringement.

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

     Today, our solutions include fully integrated hardware and software devices, as well as software tools to develop related customer applications. Because we deal with network connectivity, we provide hardware solutions to extremely broad market segments, including industrial, medical, commercial, financial, governmental, retail and building automation, and many more. Our technology is used with products such as networking routers, medical instruments, manufacturing equipment, bar code scanners, building HVAC systems, elevators, process control equipment, vending machines, thermostats, security cameras, temperature sensors, card readers, point of sale terminals, time clocks, and virtually any product that has some form of standard data control capability. Our current product offerings include a wide range of hardware devices of varying size, packaging and, where appropriate, software solutions that allow our customers to network-enable virtually any electronic product.

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

     We sell our devices through a global network of distributors, system integrators, value added resellers (VARs), manufacturers' representatives and original equipment manufacturers (OEMs). In addition, we sell directly to selected accounts. One customer, Ingram Micro, accounted for approximately 14.2% and 10.8% of our net revenues for the nine months ended March 31, 2004 and 2003, respectively. Accounts receivable attributable to this domestic customer accounted for approximately 15.0% and 9.7% of total accounts receivable at March 31, 2004 and June 30, 2003, respectively.

     One international customer, transtec AG, which is a related party due to common ownership by our largest stockholder and former Chairman of our Board of Directors, Bernhard Bruscha, accounted for approximately 3.1% and 3.7% of our net revenues for the nine months ended March 31, 2004 and 2003, respectively. No significant accounts receivable balances were due from this related party at March 31, 2004 and June 30, 2003.

DISCONTINUED  OPERATIONS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"; however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operation's - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for the disposal of a segment of a business. Under SFAS No. 144, a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company and, (ii) the company will not have any significant continuing involvement in such operations.

     In March 2004, the Company completed the sale of substantially all of the net assets of its Premise business unit for $1.0 million less costs of $408,000.


Impairment  of  goodwill  and  purchased  intangible  assets

     During the quarter ended December 31, 2003, we identified indicators of an other than temporary impairment as it related to our Premise acquisition of goodwill and purchased intangible assets. We performed an assessment of the value of our goodwill and purchased intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We identified certain conditions including continued losses and the inability to achieve significant revenue from the existing home automation and media management software markets as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated. We revised our projections and determined that the projected results utilizing a discounted cash flow valuation technique would not fully support the carrying values of the goodwill and purchased intangible assets associated with the Premise acquisition. Based on this assessment, we recorded an impairment charge of $2.2 million during the quarter ended December 31, 2003 to write-off the value of the Premise goodwill. Additionally during the second quarter of fiscal 2004, we recorded a $790,000 impairment charge of the Premise purchased intangible assets of which $14,000 and $776,000 were charged to operating expenses and cost of revenues, respectively. These costs relate to the Premise discontinued operations. As a result of the sale of the Premise business unit, the goodwill and purchased intangibles, net of Premise at June 30, 2003 have been included as part of discontinued operations.

     During the quarter ended March 31, 2004, we sold the assets related to our Premise business unit to an undisclosed buyer for $1.0 million cash. As we announced previously, after paying all related transaction fees, resolving our lease commitments, and paying other restructuring costs related to the transaction, the transaction will have a favorable impact on our cash balance of approximately $200,000 to $300,000. For the quarter ended March 31, 2004, the impact of the Premise business unit resulted in a $669,000 loss recorded as discontinued operations in our condensed consolidated statement of operations. The loss from discontinued operations includes $556,000 of operating expenses, restructuring costs of $728,000, and a gain on the sale of Premise of $592,000.

     The following discussion of results of operations includes discussion of continuing operations only.


SUMMARY  OVERVIEW  OF  THE  THIRD  FISCAL  QUARTER  ENDED  MARCH  31,  2004

     As described in more detail elsewhere in this document, our business operated in a manner consistent with the previous three quarters during the quarter ended March 31, 2004. Net revenues decreased modestly from the prior quarter from $12.5 million for the quarter ended December 31, 2003, to $12.3 million this quarter. We attribute the decline in revenues to seasonality; both our competitors and we typically seem to incur small revenue decreases in the quarters ending March 31. We were pleased that net revenues from our relatively new XPort device increased by approximately 26% during the quarter ended March 31, 2004 over the prior quarter ended December 31, 2003 and now represent more than 5% of our total net revenues. The XPort device was introduced in the quarter ended March 31, 2003.

     Our cash, cash equivalents and marketable securities balance decreased by $390,000 from $13.3 million at December 31, 2003 to $12.9 million at March 31, 2004, comparable to the reduction in our prior quarter, ended December 31, 2003 where our cash, cash equivalents and marketable securities decreased by $214,000. During the most recent quarter, we borrowed $500,000 from our bank credit line to finance the resolution of a long-term contractual commitment described below.

     Our gross margin was 56.2% for the quarter ended March 31, 2004, compared to a gross margin of 25.2% for the same quarter a year earlier. This gross margin was higher than the 38.6% for the quarter ended December 31, 2003, as well. The improvement is primarily due to a benefit from a reduction in excess and obsolete inventory reserves during the quarter, compared to an expense in the prior quarter and same quarter of the prior year due to increased inventory reserves. In addition, we have incurred lower costs related to amortization of intangible assets that are recorded in cost of revenues; these lower amortization costs will continue in future quarters.

     For the quarter ended March 31, 2004, we had income from continuing operations of $116,000, compared to a loss of $7.8 million for the same quarter prior year. While our operations have improved, this result is unusual, and is primarily the result of the favorable accounting adjustments to previously recorded restructuring reserves.

     The primary factor that contributes to our income from continuing operations is the final resolution of our restructuring reserves that were established in the quarters ended September 30, 2002 and March 31, 2003. We recorded total reserves of $5.7 million, which were to cover the estimated costs to terminate employees, resolve lease obligations, close our Milford, Connecticut facility and manufacturing operations, close several other offices, and terminate long-term contractual obligations that were no longer deemed to be appropriate to our size at that time and our business outlook. As part of our final adjustment to the reserves, we adjusted amounts set aside to satisfy lease obligations that were part of the restructuring (because we have been unable to sublease certain facilities), and we satisfied a long-term contractual obligation with a one-time payment. We borrowed $500,000 from our bank line to finance this final payment, and will repay that amount with funds that otherwise would have been used to make contractual payments. Effective July 1, 2004, our expenses related to this commitment will be eliminated, saving approximately $120,000 per quarter in the future.

     After resolving all these matters, we booked a reduction in restructuring costs of $2.1 million, which contributed to our operating income from continuing operations for the quarter. This cost reduction was primarily offset by new restructuring costs for the Premise discontinued operations, of $728,000, resulting in a net reduction of restructuring costs of $1.4 million, in the aggregate.

     The quarter ended March 31, 2004 is a continuation of specific initiatives we have been implementing for some time. Over the past seven quarters, there have been significant changes to our operations that have an impact on our performance quarter to quarter. For example:

- In order to simplify and focus our activities, we reduced our individual product offerings as measured by stock keeping units ("SKUs") by over 75%, from approximately 18 months ago. During this period, we have experienced relatively little decrease in net revenues, which have ranged from $11.8 million to $12.7 million each quarter. The quarter ended March 31, 2004 represents a continuation in that range. While we had seen two quarters of consecutive revenue growth, the seasonality of our business saw revenues decrease by approximately 1.5%, to $12.3 million.

- We have consolidated our research and development ("R&D") activities from as many as nine separate locations down to two facilities, with our closing of the Premise-Redmond, Washington office. We now conduct or R&D principally at our Irvine, California headquarters, and we have a small staff in Milford, Connecticut. Our engineering staff in Irvine has expanded from approximately 7 employees to approximately 61 over the past 24 months.

- To continue our initiative to outsource our manufacturing rather than maintain production facilities, and to achieve cost savings, we shut down all manufacturing activities including a Milford, Connecticut facility in February 2003. We now use contract manufacturers exclusively to make our products.

- We have built a new expanded sales and distribution organization to take our products to market. This initiative is tailored to address the multiple markets in which our products are used. Over the past several months, we have expanded our sales and marketing management team, adding experienced executives to product marketing, public relations, and channel marketing positions. We have been successful at recruiting additional representation with manufacturers' representatives; value added resellers, and new employees for our direct sales force in the field and in-house.


OUTLOOK

     Our outlook is unchanged from the previous quarter. We look forward to increased acceptance of our current products and the net revenue increase that such acceptance would bring. We are driving our business to become cash positive and increase our cash, cash equivalents and marketable securities balances, and thereafter reach profitability. Currently, we operate our business toward a financial "model" that would yield a cash break-even in the $14.0 - $15.0 million quarterly revenue range.

     Our device networking business is fundamentally directed to the market of millions of products that could be networked together and/or connected to the Internet. We see as inevitable, a world where myriads of devices are interconnected to enhance their operation, maintenance, or to provide new functionality. Independent researchers have made varying estimates as to the size and rate of this expansion. However, networking growth as evidenced by our net revenue growth or that of our peers is still in the early adoption phase. We believe in the coming year that the market adoption of our networking solutions devices will be initially in the commercial and industrial markets such as security, medical, factory automation, refrigeration, and similar devices, rather than into consumer electronics devices.

     Our IT management business provides remote management solutions to our customers' IT infrastructure of servers, routers, switches, power supplies, and other devices that comprise their networks. This business was severely impacted by the recession of the past several years, and we are just emerging from that recession. While we have not yet achieved a high rate of net revenue growth, we have confidence in the existence and viability of this target market, and we continue to develop new, additional products and service offerings to add to existing offerings. We believe that a high percentage of installed equipment is not served by remote management devices and solutions at the current time, and this is an opportunity for us.

     Our performance over the past four quarters has resulted in lower cash usage than this model might indicate. We incur legal expenses that increase and decrease with activity each quarter, and we have occasional annual expenses we have to pay. On the other hand, we have benefited from other cash trends to improve cash flow by managing balance sheet accounts. We have previously indicated guidance that we are managing our business such that we have a target cash usage in the range of $1.0 million per quarter; as noted, we have been doing somewhat better than this guidance. Over the past four quarters, we have had a series of events which have, from time to time, provided cash because of specific transactions such as our sale of Premise, our recovery of legal expenses through insurance reimbursements, and we have exchanged deposits in the form of cash with letters of credit. Alternatively, we have had events that used cash. As a result of a tax audit, by June 30, 2004, we will have made payments of approximately $750,000 to the Internal Revenue Service ("IRS") and California Franchise Tax Board to satisfy our liability for tax and interest as a result of our completed IRS audit for the fiscal years ended June 30, 1999, 2000 and 2001. We accrued for this liability in previous periods. We have paid $222,000 of this liability through March 31, 2004. Additionally, in the first fiscal quarter of 2005, our convertible note will become due. If the notes are not converted to our common stock, we will be required to pay up to $867,000. Over the past four quarters, we have indicated an objective to manage cash such that our quarterly net usage is in the range of $1.0 million with revenues in the range of $12.0-$13.0 million per quarter. During these periods, actual quarterly cash usage has been between $214,000 - $611,000. With the obligation to repay $867,000 related to these notes, it is possible that actual cash usage could exceed the $1.0 target in the first quarter of fiscal year 2005, unless higher revenues or reduced expenses generate incremental cash that quarter.

     The achievement of higher future net revenues is possible, we believe, as the overall market for device networking and IT management devices expands and the economic climate improves, as well as the increased market acceptance of new products. This expansion of net revenues is reduced to some extent as the market for older products decreases, primarily because of technological obsolescence. We are actively developing new product offerings to complement existing core products. During the past several months, we introduced four new products we believe will contribute to our ultimate growth in revenues, such as WiPort, a wireless version of our XPort device server; Secure Box AES-encryption device networking products; a NEBS-compliant secure console server for telecommunications applications; and SecureLinx Remote KVM product line, that permits Windows-based network administrators to access their equipment remotely. These new products should enable us to expand our business going forward, as they are accepted by our existing and new customers.


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

     Strategic  Investments

     We have made strategic investments in privately held companies for the promotion of business and strategic investments. Strategic investments with less than a 20% voting interest are generally carried at cost. We will use the equity method to account for strategic investments in which we have a voting interest of 20% to 50% or in which we otherwise have the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize our share of net earnings or losses of the investee, limited to the extent of our investment in, advances to the investee. From time to time we are required to estimate the amount of our losses of the investee. Our estimates are based on historical experience. The value of non-publicly traded securities is difficult to determine. We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments to their fair value when an other-than-temporary decline has occurred. We generally believe an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in privately held companies are estimated based upon the values of recent rounds of financing. Although we believe our estimates reasonably reflect the fair value of the non-publicly traded securities held by us, had there been an active market for the equity securities, the carrying values might have been materially different than the amounts reported. Future adverse changes in market conditions or poor operating results of companies in which we have such investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value and which could require a future impairment charge.


Restructuring  Charge.

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


CONSOLIDATED  RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our condensed consolidated statements of operations:



                                               THREE MONTHS      NINE MONTHS
                                                  ENDED             ENDED
                                                 MARCH 31,        MARCH 31,
                                              ---------------  ----------------
                                               2004    2003     2004     2003
                                              ------  -------  -------  -------
Net revenues                                  100.0%   100.0%   100.0%   100.0%
Cost of revenues                               43.8     74.8     49.4     66.0
                                              ------  -------  -------  -------
Gross profit                                   56.2     25.2     50.6     34.0
                                              ------  -------  -------  -------
Operating expenses:
 Selling, general and administrative . . . .   53.4     58.5     48.7     59.4
 Research and development. . . . . . . . . .   16.6     18.3     15.1     19.6
 Stock based-compensation. . . . . . . . . .    0.7      4.0      0.8      3.4
 Amortization of purchased intangible assets    0.2      2.4      0.3      1.5
 Restructuring charges . . . . . . . . . . .  (17.0)     1.0     (5.7)    13.1
                                              ------  -------  -------  -------
Total operating expenses                       53.9     84.2     59.3     97.0
                                              ------  -------  -------  -------
Income (loss) from operations                   2.3    (59.0)    (8.7)   (63.0)
Interest income (expense), net                  0.1      0.2      0.1      0.8
Other income (expense), net                    (0.8)    (4.3)    (0.8)    (2.5)
                                              ------  -------  -------  -------
Income (loss) before income taxes               1.5    (63.1)    (9.4)   (64.7)
Provision for income taxes                      0.6      0.1      0.6      0.2
                                              ------  -------  -------  -------
Income (loss) from continuing operations        0.9%  (63.2)%   (9.9)%  (64.9)%
                                              ======  =======  =======  =======

NET  REVENUES


NET  REVENUES  BY  PRODUCT  CATEGORY



                                       THREE MONTHS ENDED
                                           MARCH 31,
                                           ---------
                             % OF NET           % OF NET     $         %
PRODUCT CATEGORIES   2004    REVENUE    2003    REVENUE   VARIANCE  VARIANCE
------------------  -------  --------  -------  --------  --------  ---------
Device networking   $ 6,776     55.0%  $ 7,139    57.9%   $  (363)     (5.1)%
IT management         3,184     25.9%    3,119    25.3%        65       2.1 %
Other                 2,350     19.1%    2,082    16.9%       268      12.9 %
                    -------  --------   ------  -------   --------  ---------
TOTAL               $12,310    100.0%  $12,340   100.0%   $   (30)     (0.2)%
                    =======  ========  =======  =======   ========  =========




                                       NINE MONTHS ENDED
                                           MARCH 31,
                                           ---------
                             % OF NET           % OF NET     $         %
PRODUCT CATEGORIES   2004    REVENUE    2003    REVENUE   VARIANCE  VARIANCE
------------------  -------  --------  -------  --------  --------  --------
Device networking   $20,311     54.9%  $20,494     54.5%  $  (183)    (0.9)%
IT management         9,530     25.8%    9,530     25.3%        -        -
Other                 7,168     19.4%    7,600     20.2%     (432)    (5.7)%
                    -------  --------  -------  --------  --------  --------
TOTAL               $37,009    100.0%  $37,624    100.0%  $  (615)    (1.6)%
                    =======  ========  =======  ========  ========  ========


     The overall decrease in net revenues by product for the three months ended March 31, 2004 is primarily due to a decrease in our device networking product line offset by an increase in our other product line. The decrease in the device networking product line net revenues is primarily due to our exit of the industrial controller product line as we moved to better focus the business over the past year. Device networking net revenues for the three months ended March
31, 2004 includes $113,000 in net revenues from our industrial controller product line that we exited during the quarter ended September 30, 2003. Device networking net revenues for the three months ended March 31, 2003 included $677,000 of net revenues from this exited industrial controller product line. Exiting this product line represented a $564,000 decrease in our device networking net revenues which was partially offset by increases in other device networking products, including our newly introduced XPort product. The increase in our other product line was primarily attributable to an increase in our visualization product line. The increase in our visualization product line is primarily due to the timing of sales to our government contract customers.

     The overall decrease in net revenues by product for the nine months ended March 31, 2004 is primarily due to a decrease in our device networking and other product lines. The decrease in the device networking product line net revenues is primarily due to our exit of the industrial controller product line as we moved to better focus the business over the past year. Device networking net revenues for the nine months ended March 31, 2004 includes $260,000 in net revenues from our industrial controller product line. Device networking net revenues for the nine months ended March 31, 2003 included $1.7 million of net revenues from this exited industrial controller product line. Exiting this product line represented a $1.5 million decrease in our device networking net revenues which was partially offset by increases in other device networking products including our newly introduced XPort product. The decrease in our other product line was primarily attributable to a decrease in our legacy Print Server and U.S. Software product lines. We are no longer investing in the development of these product lines and expect net revenues related to these product lines to continue to decline in the future as we focus our investment in device networking and IT management products.


NET  REVENUES  BY  REGION




                                      THREE MONTHS ENDED
                                          MARCH 31,
                                          ---------
                            % OF NET           % OF NET     $         %
GEOGRAPHIC REGION   2004    REVENUE    2003    REVENUE   VARIANCE  VARIANCE
-----------------  -------  --------  -------  --------  --------  --------
Americas           $ 8,280     67.3%  $ 9,407     76.2%  $(1,127)   (12.0)%
Europe               3,075     25.0%    2,559     20.7%      516      20.2%
Other                  955      7.8%      374      3.0%      581     155.3%
                   -------  --------  -------  --------  --------  --------
TOTAL              $12,310    100.0%  $12,340    100.0%  $   (30)    (0.2)%
                   =======  ========  =======  ========  ========  ========



                                      NINE MONTHS ENDED
                                          MARCH 31,
                                          ---------
                            % OF NET           % OF NET     $         %
GEOGRAPHIC REGION   2004    REVENUE    2003    REVENUE   VARIANCE  VARIANCE
-----------------  -------  --------  -------  --------  --------  --------
Americas           $25,910     70.1%  $28,946     77.0%  $(3,036)   (10.5)%
Europe               8,491     22.9%    7,644     20.3%      847     11.1 %
Other                2,608      7.0%    1,034      2.7%    1,574     152.2%
                   -------  --------  -------  --------  --------  --------
TOTAL              $37,009    100.0%  $37,624    100.0%  $  (615)    (1.6)%
                   =======  ========  =======  ========  ========  ========


     The overall decrease in net revenues by region is primarily due to a decrease in the Americas region. The decrease in net revenues in the Americas region is primarily attributable to our exit of the industrial controller product line as mentioned above, which was sold entirely in the Americas. The increase in Europe is primarily due to an improved sales force and the addition of new customers. The increase in other is primarily due to the signing of several new customers and our increased sales efforts in the Asia Pacific region.


GROSS  PROFIT



                                  THREE MONTHS ENDED
                                      MARCH 31,
                                      ---------
                      % OF NET          % OF NET     $         %
               2004   REVENUES   2003   REVENUES  VARIANCE  VARIANCE
              ------  --------  ------  --------  --------  --------
Gross profit  $6,917     56.2%  $3,114     25.2%  $  3,803    122.1%
              ======  ========  ======  ========  ========  ========




                                  NINE MONTHS ENDED
                                      MARCH 31,
                                      ---------
                       % OF NET           % OF NET     $         %
               2004    REVENUES   2003    REVENUES  VARIANCE  VARIANCE
              -------  --------  -------  --------  --------  --------
Gross profit  $18,717     50.6%  $12,790     34.0%  $  5,927     46.3%
              =======  ========  =======  ========  ========  ========


     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers, amortization of purchased intangible assets, impairment of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, overhead and warranty costs. Cost of revenues for the three months ended March 31, 2004 and 2003 includes $532,000 and $1.1 million of amortization of purchased intangible assets, respectively. Cost of revenues for the nine months ended March 31, 2004 and 2003 includes $1.6 million and $2.9 million of amortization of purchased intangible assets, respectively. At March 31, 2004, the unamortized balance of purchased intangible assets that will be amortized to cost of revenues was $2.5 million, of which $477,000 will be amortized in the remainder of fiscal 2004, $1.4 million in fiscal 2005 and $557,000 in fiscal 2006. The increase in gross profit was mainly attributable to inventory reserve recoveries in fiscal 2004 compared to establishing significant inventory reserves in fiscal 2003, an overall reduction in payroll and payroll related costs due to the closing of our Milford, Connecticut facility in February 2003 and a decrease in the amortization of purchased intangible assets due to the impairment write-down of $3.9 million during the fourth quarter of fiscal 2003.


SELLING,  GENERAL  AND  ADMINISTRATIVE



                                          THREE MONTHS ENDED
                                              MARCH 31,
                                              ---------
                                             % OF NET           % OF NET      $         %
                                      2004   REVENUES    2003   REVENUES   VARIANCE  VARIANCE
                                     ------  ---------  ------  ---------  --------  --------
Selling, general and administrative  $6,572      53.4%  $7,225      58.5%  $  (653)    (9.0)%
                                     ======  =========  ======  =========  ========  ========




                                           NINE MONTHS ENDED
                                               MARCH 31,
                                               ---------
                                              % OF NET           % OF NET     $         %
                                      2004    REVENUES   2003    REVENUES  VARIANCE  VARIANCE
                                     -------  --------  -------  --------  --------  --------
Selling, general and administrative  $18,027     48.7%  $22,359     59.4%  $(4,332)   (19.4)%
                                     =======  ========  =======  ========  ========  ========

     Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, insurance proceeds, and professional legal and accounting fees. Selling, general and administrative expense decreased primarily due to reductions in headcount and facility costs as a result of our fiscal 2003 restructurings, decrease in legal and other professional fees, improvement in our accounts receivable resulting in a reduction of our allowance for doubtful accounts offset by an increase in our directors and officers insurance. The legal fees primarily relate to our defense of the shareholder lawsuits and the SEC investigation. Legal fees incurred in defense of the shareholder suits are reimbursable to the extent provided in our directors and officers liability insurance policies, and subject to the coverage limitations and exclusions contained in such policies. For the nine months ended March 31, 2004, we have been reimbursed $1.7 million of these expenses. We expect to receive additional reimbursements for legal fees in the future.


RESEARCH  AND  DEVELOPMENT




                                    THREE MONTHS ENDED
                                         MARCH 31,
                                         ---------
                                  % OF NET          % OF NET     $         %
                           2004   REVENUES   2003   REVENUES  VARIANCE  VARIANCE
                          ------  --------  ------  --------  --------  --------
Research and development  $2,042     16.6%  $2,260     18.3%  $  (218)    (9.6)%
                          ======  ========  ======  ========  ========  ========




                                     NINE MONTHS ENDED
                                         MARCH 31,
                                         ---------
                                  % OF NET          % OF NET     $         %
                           2004   REVENUES   2003   REVENUES  VARIANCE  VARIANCE
                          ------  --------  ------  --------  --------  --------
Research and development  $5,587     15.1%  $7,367     19.6%  $(1,780)   (24.2)%
                          ======  ========  ======  ========  ========  ========


     Research and development expenses consist primarily of personnel-related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses decreased primarily due to our fiscal 2003 restructurings which resulted in the consolidation of our research and development activities to Milford, Connecticut; and Irvine, California facilities. Generally, research and development expenses are expected to increase modestly during the remainder of fiscal 2004 as we increase headcount at our Irvine, California facility to support new product development.


STOCK-BASED  COMPENSATION




                                     THREE MONTHS ENDED
                                         MARCH 31,
                                         ---------
                                  % OF NET          % OF NET     $         %
                           2004   REVENUES   2003   REVENUES  VARIANCE  VARIANCE
                          ------  --------  ------  --------  --------  --------
Stock-based compensation  $   89      0.7%  $  490      4.0%  $  (401)    81.8)%
                          ======  ========  ======  ========  ========  ========




                                     NINE MONTHS ENDED
                                         MARCH 31,
                                         ---------
                                  % OF NET          % OF NET     $         %
                           2004   REVENUES   2003   REVENUES  VARIANCE  VARIANCE
                          ------  --------  ------  --------  --------  --------
Stock-based compensation  $  307      0.8%  $1,270      3.4%  $  (963)   (75.8)%
                          ======  ========  ======  ========  ========  ========


     Stock-based compensation generally represents the amortization of deferred compensation. We recorded no deferred compensation for the nine months ended March 31, 2004 and recorded a reduction to deferred compensation as a result of employee stock option forfeitures in the amount of $196,000 for the nine months ended March 31, 2004. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. Deferred compensation also includes the value of employee stock options assumed in connection with our acquisitions calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years.

     Included in cost of revenues is stock-based compensation of $11,000 and $23,000 for the three months ended March 31, 2004 and 2003, respectively and $37,000 and $60,000 for the nine months ended March 31, 2004 and 2003, respectively. Stock-based compensation decreased primarily due to restructuring whereby options for which deferred compensation has been recorded were forfeited by terminated employees. Additionally, the decrease is due to the acceleration of approximately $239,000 of stock-based compensation in January 2003 as a result of our completion of a stock option exchange program whereby employees holding options to purchase our common stock were given the opportunity to cancel certain of their existing options in exchange for the opportunity to receive new options. At March 31, 2004, a balance of $155,000 remains and will be amortized as follows: $52,000 in the remainder of fiscal 2004, $86,000 in fiscal 2005 and $17,000 in fiscal 2006.


AMORTIZATION  OF  PURCHASED  INTANGIBLE  ASSETS




                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                                 ---------
                                                   % OF NET        % OF NET     $         %
                                             2004  REVENUES  2003  REVENUES  VARIANCE  VARIANCE
                                             ----  --------  ----  --------  --------  --------
Amortization of purchased intangible assets  $ 29      0.2%  $301      2.4%  $  (272)   (90.4)%
                                             ====  ========  ====  ========  ========  ========




                                             NINE MONTHS ENDED
                                                 MARCH 31,
                                                 ---------
                                                   % OF NET        % OF NET     $         %
                                             2004  REVENUES  2003  REVENUES  VARIANCE  VARIANCE
                                             ----  --------  ----  --------  --------  --------
Amortization of purchased intangible assets  $118      0.3%  $557      1.5%  $  (439)   (78.8)%
                                             ====  ========  ====  ========  ========  ========


     Purchased intangible assets primarily include existing technology, patents and non-compete agreements and are amortized on a straight-line basis over the estimated useful lives of the respective assets, ranging from one to five years. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. In addition, approximately $532,000 and $1.1 million of amortization of purchased intangible assets has been classified as cost of revenues for the three months ended March 31, 2004 and 2003, respectively and $1.6 million and $2.9 million for the nine months ended March 31, 2004 and 2003, respectively. At March 31, 2004, the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $96,000, of which $29,000 will be amortized in the remainder of fiscal 2004, $65,000 in fiscal 2005 and $2,000 in fiscal 2006.


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

     During the quarter ended March 31, 2004, we completed the sale of our Premise business unit. As a result, we recorded approximately $670,000 of restructuring charges of which $633,000 related to certain future lease obligations and $37,000 related to workforce reductions of 3 Premise employees that were not transferred to the buyer.

     Included in discontinued operations, during the quarter ended March 31, 2004, approximately $2.1 million of restructuring charges were recovered related to a favorable settlement of a contractual obligation, consolidation of excess facilities and workforce reductions which were previously accrued for in fiscal year 2003. The remaining restructuring reserve is related to facility closures in Naperville, Illinois, Hillsboro, Oregon, Redmond, Washington and Ames, Iowa. Payments under the lease obligations will end in fiscal 2007.

INTEREST  INCOME  (EXPENSE),  NET




                                      THREE MONTHS ENDED
                                           MARCH 31,
                                           ---------
                                      % OF NET        % OF NET     $         %
                                2004  REVENUES  2003  REVENUES  VARIANCE  VARIANCE
                                ----  --------  ----  --------  --------  --------
Interest income (expense), net  $  8      0.1%  $ 20      0.2%  $   (12)   (60.0)%
                                ====  ========  ====  ========  ========  ========


                                       NINE MONTHS ENDED
                                           MARCH 31,
                                           ---------
                                      % OF NET        % OF NET     $         %
                                2004  REVENUES  2003  REVENUES  VARIANCE  VARIANCE
                                ----  --------  ----  --------  --------  --------
Interest income (expense), net  $ 43      0.1%  $287      0.8%  $  (244)   (85.0)%
                                ====  ========  ====  ========  ========  ========


     Interest income (expense), net consists primarily of interest earned on cash, cash equivalents and marketable securities. The decrease is primarily due to lower average investment balances and interest rates. Additionally, the decrease in the average investment balance is due to increased legal and other professional fees, settlement of litigation and contractual obligations, cash portions of settlements with owners of some of the businesses we have acquired, the settlement of the Milford lease obligation included in our restructuring charge, the purchase of a joint interest in intellectual property from Gordian, our acquisition of Stallion and to fund current operations.


OTHER  INCOME  (EXPENSE),  NET



                                     THREE MONTHS ENDED
                                         MARCH 31,
                                         ---------
                                     % OF NET          % OF NET     $         %
                              2004   REVENUES   2003   REVENUES  VARIANCE  VARIANCE
                             ------  --------  ------  --------  --------  --------
Other income (expense), net  $(103)    (0.8)%  $(527)    (4.3)%  $    424     80.5%
                             ======  ========  ======  ========  ========  ========




                                      NINE MONTHS ENDED
                                         MARCH 31,
                                         ---------
                                     % OF NET          % OF NET     $         %
                              2004   REVENUES   2003   REVENUES  VARIANCE  VARIANCE
                             ------  --------  ------  --------  --------  --------
Other income (expense), net  $(283)    (0.8)%  $(935)    (2.5)%  $    652     69.7%
                             ======  ========  ======  ========  ========  ========


     The decrease in other expense is primarily attributable to our gain on foreign currency translation and a reduction in our share of the losses from our investment in Xanboo.


PROVISION  FOR  INCOME  TAXES  AND  EFFECTIVE  TAX  RATE

     We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Our effective tax rate was 6% for the nine months ended March 31, 2004, and 0% for the nine months ended March 31, 2003. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax expense for the nine months ended March 31, 2004, was lower than the federal statutory rate primarily due to the increase in valuation allowance, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. Our effective tax rate associated with the income tax expense for the nine months ended March 31, 2003, was lower than the federal statutory rate primarily due to the increase in valuation allowance, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. In October 2003, the Internal Revenue Service completed its audit of our federal income tax returns for the years ended June 30, 1999, 2000 and 2001. As a result, we will be required to pay approximately $750,000 in tax and interest to the Internal Revenue Service and the California Franchise Tax Board, in fiscal 2004. We accrued for this liability in prior fiscal periods. We have paid $222,000 of this liability through March 31, 2004 and $528,000 is expected to be paid during the quarter ended June 30, 2004.

IMPACT  OF  ADOPTION  OF  NEW  ACCOUNTING  STANDARDS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities ("VIE") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. We reviewed our investments and other arrangements and determined that none of our investee companies are VIEs.

     In  May  2003,  the  FASB  issued  SFAS  No.  150,  "Accounting For Certain
Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150") which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations or cash flows.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consisting of money-market funds and commercial paper totaled $9.8 million at March 31, 2004. Marketable securities are income yielding securities which can be readily converted to cash. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county government notes and bonds and totaled $3.1 million at March 31, 2004.

     Our operating activities used cash of $2.1 million for the nine months ended March 31, 2004. We incurred a net loss of $8.9 million of which $3.7 million is from continuing operations and $5.2 million is from discontinued operations, which includes the following adjustments: depreciation of $1.4 million, amortization of purchased intangible assets of $1.7 million, amortization of stock-based compensation of $344,000, equity losses from unconsolidated businesses of $413,000 offset by a recovery in the restructuring reserve of $1.4 million. The decrease in our restructuring reserve is primarily due to the favorable settlement of a contractual obligation. The changes in our operating assets consist of a decrease in contract manufacturer receivable of $1.2 million, decrease in prepaid expenses and other assets of $1.2 million, increase in other current liabilities of $1.1 million, decrease in restructure reserve of $790,000, offset by an increase in inventories of $408,000, decrease in accounts payable of $632,000 and a decrease in the balance due to Gordian of $1.0 million and net assets of discontinued operations of $3.4 million. The decrease in contract manufacturer receivables is due to improved collections. The decrease in prepaid expenses and other current assets is primarily due to the Gordian payment whereby we maintained a time deposit for $1.0 million as well as the maturity of additional time deposits totaling $682,000. The increase in other current liabilities is primarily due to an increase in accrued payroll and an increase in general liabilities such as audit fees, legal fees, contractual obligations and inventory purchases. The decrease in the restructuring reserve is due payments on lease obligations and settlement of a contractual obligation. The increase in inventories is primarily due to the stocking of finished goods inventory as we bring up a new contract manufacturer and introduce new products. The decrease in accounts payable is due to the timing of payments to our suppliers. The decrease in the balance due to Gordian is due to payments in accordance with the agreement. Net assets of discontinued operations is due to the sale of the Premise business unit in March 2004.

     Cash provided by investing activities was $3.5 million for the nine months ended March 31, 2004 compared with a $4.6 million usage of cash for the nine months ended March 31, 2003. We received $4.3 million in proceeds from the sale of marketable securities. We used $552,000 to purchase marketable securities. We also used $182,000 to purchase property and equipment.

     Cash provided by financing activities was $1.0 million for the nine months ended March 31, 2004 primarily related to the purchases by the employee stock purchase plan and $500,000 in borrowings under our line of credit. Cash provided by financing activities was $315,000 for the nine months ended March 31, 2003.

     In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We are required to pay a $100,000 facility fee of which $50,000 was paid upon the closing and $50,000 was to be paid. We are also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. Since establishing the line of credit, we have twice reduced the amount of the line, modified customary financial covenants, and adjusted the interest rate to be charged on borrowings to the prime rate plus .50%, and eliminated the LIBOR option. Effective July 25, 2003, we further modified this line of credit, reducing the revolving line to $5.0 million, and adjusting the customary affirmative and negative covenants. We are also required to maintain certain financial ratios as defined in the agreement. The agreement has an annual revolving maturity date that renews on the effective date. The renewal $50,000 facility fee was reduced to $12,500 and was paid. Our borrowing base at March 31, 2004 was $3.2 million. In March 2004, we borrowed $500,000 against this line of credit. Additionally, we have used letters of credit available under our line of credit totaling approximately $989,000 in place of cash to fund deposits on leases, tax account deposits, and security deposits. As a result, our available line of credit at March 31, 2004 was $1.7 million. We are currently in compliance with the revised financial covenants of the July 25, 2003 amended line of credit. Pursuant to our line of credit, we are restricted from paying any dividends.

     The following table summarizes our contractual payment obligations and commitments:




        REMAINDER OF FISCAL YEAR        FISCAL YEARS
        ------------------------  ---------------------------
                           2004    2005   2006   2007   2008   TOTAL
                          ------  ------  -----  -----  -----  ------
Convertible note payable  $    -  $  867  $   -  $   -  $   -  $  867
Operating leases . . . .     311   1,593    684    394    202   3,184
                          ------  ------  -----  -----  -----  ------

Total. . . . . . . . . .  $  311  $2,460  $ 684  $ 394  $ 202  $4,051
                          ======  ======  =====  =====  =====  ======


     In October 2003, the IRS completed its audit of our federal income tax returns for the years ended June 30, 1999, 2000 and 2001. As a result, we will be required to pay approximately $750,000 in tax and interest to the Internal Revenue Service and the California Franchise Tax Board, in fiscal 2004. We accrued for this liability in prior fiscal periods. We have paid $222,000 of this liability through March 31, 2004. Additionally, in the first fiscal quarter of 2005, our convertible note will become due. If the notes are not converted to our common stock we will be required to pay up to $867,000. Over the past four quarters, we have indicated an objective to manage cash such that our quarterly net usage is in the range of $1.0 million with revenues in the range of $12.0-$13.0 million per quarter. During these periods, actual quarterly cash usage has been between $214,000 - $611,000. With the obligation to repay $867,000 related to these notes, it is possible that actual cash usage could exceed the $1.0 target in the first quarter of fiscal year 2005 unless higher revenues or reduced expenses generate incremental cash that quarter.

     In March 2004, the Company completed the sale of substantially all of the net assets of its Premise business unit for $1.0 million less costs of $408,000.

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

     WE ARE CURRENTLY ENGAGED IN MULTIPLE SECURITIES CLASS ACTION LAWSUITS, A STATE DERIVATIVE SUIT, A LAWSUIT BY OUR FORMER CFO AND COO STEVEN V. COTTON, A LAWSUIT BY FORMER SHAREHOLDERS OF OUR SYNERGETIC SUBSIDIARY, AND PATENT
INFRINGEMENT LITIGATION, ANY OF WHICH, IF IT RESULTS IN AN UNFAVORABLE RESOLUTION, COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

     Please refer to Part II, Item 1, on page 36 for a description of Litigation Matters.

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

     IF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE NOT SUCCESSFUL OUR NET REVENUES COULD DECLINE AND OUR BUSINESS COULD BE HARMED.

     For the nine months ended March 31, 2004, we incurred $5.6 million in research and development expenses, which comprised 15.1% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development.

     IF A MAJOR CUSTOMER CANCELS, REDUCES, OR DELAYS PURCHASES, OUR NET REVENUES MIGHT DECLINE AND OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our top five customers accounted for 37.8% of our net revenues for the nine months ended March 31, 2004. One customer, Ingram Micro, Inc., accounted for approximately 14.2% and 10.8% of our net revenues for the nine months ended March 31, 2004 and 2003, respectively. Accounts receivable attributable to this domestic customer accounted for approximately 15.0% and 9.7% of total accounts receivable at March 31, 2004 and June 30, 2003, respectively. The number and timing of sales to our distributors have been difficult for us to predict. While our distributors are customers in the sense they buy our products, they are also part of our product distribution system. To some extent, the business lost for some reason to a distributor would likely be replaced by sales to other customer/distributors in a reasonable period, rather than a total loss of that business such as from a customer who used our products in their business.

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

     Digi International, ("Digi") has just filed a lawsuit alleging that we infringe their '192 patent. We have filed suit alleging that Digi infringes our '305 patent. Please refer to Part II, Item 1 on page 36 for more information.

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

     WE INCORPORATE SOFTWARE LICENSED FROM THIRD PARTIES INTO SOME OF OUR PRODUCTS AND ANY SIGNIFICANT INTERRUPTION IN THE AVAILABILITY OF THESE THIRD-PARTY SOFTWARE PRODUCTS OR DEFECTS IN THESE PRODUCTS COULD REDUCE THE DEMAND FOR, OR PREVENT THE SALE OR USE OF, OUR PRODUCTS.

     Certain of our products contain components developed and maintained by third-party software vendors or available through the "open source" software community. We also expect that we may incorporate software from third-party vendors and open source software in our future products. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our products to function with alternate third-party software or open source software, or develop these components ourselves, which would result in increased costs and could result in delays in our product shipments. Furthermore, we might be forced to limit the features available in our current or future product offerings. We presently are developing products for use on the Linux platform. The SCO Group (SCO) has filed and threatened to file lawsuits against companies that operate Linux for commercial purposes, alleging that such use of Linux infringes SCOs rights. These allegations may adversely affect the demand for the Linux platform and, consequently, the sales of our Linux-based products.

     WE PRIMARILY DEPEND ON FOUR THIRD-PARTY MANUFACTURERS TO MANUFACTURE SUBSTANTIALLY ALL OF OUR PRODUCTS, WHICH REDUCES OUR CONTROL OVER THE
MANUFACTURING PROCESS. IF THESE MANUFACTURERS ARE UNABLE OR UNWILLING TO MANUFACTURE OUR PRODUCTS AT THE QUALITY AND QUANTITY WE REQUEST, OUR BUSINESS COULD BE HARMED AND OUR STOCK PRICE COULD DECLINE.

     We outsource substantially all of our manufacturing to four third-party manufacturers, Venture Electronics Services, Varian, Inc., Irvine Electronics, Inc. and Uni Precision Industrial Ltd. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

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

     Net revenues from international sales represented 29.9% and 23.0% of net revenues for the nine months ended March 31, 2004 and 2003, respectively. Net revenues from Europe represented 22.9% and 20.3% of our net revenues for the nine months ended March 31, 2004 and 2003, respectively. Our revenues in Japan and the People's Republic of China are increasing, as well.

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

     WE HAVE EXCESS INVENTORIES AND THERE IS A RISK WE MAY BE UNABLE TO DISPOSE OF THEM.

     Our products and therefore our inventories are subject to technological risk at any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid their becoming obsolete. As of March 31, 2004, our inventories including raw materials, finished goods and inventory at distributors were valued at $13.6 million and we had reserved $6.2 million against these inventories. As of June 30, 2003, our inventories, including raw materials, finished goods and inventory at distributors were valued at $14.0 million and we had reserved $8.0 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our reserves and our operating results could be substantially harmed.


     OUR  INTELLECTUAL  PROPERTY  PROTECTION  MIGHT  BE  LIMITED.

     We have not historically relied on patents to protect our proprietary rights, although we are now building a patent portfolio. We rely primarily on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions that we have taken:

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

     IF WE MAKE UNPROFITABLE ACQUISITIONS OR ARE UNABLE TO SUCCESSFULLY INTEGRATE OUR ACQUISITIONS, OUR BUSINESS COULD SUFFER.

     We have in the past and may continue in the future to acquire businesses, client lists, products or technologies that we believe complement or expand our existing business. In December 2000, we acquired USSC, a company that provides software solutions for use in embedded technology applications. In June 2001, we acquired Lightwave Communications, Inc. ("Lightwave"), a company that provides console management solutions. In October 2001, we acquired Synergetic Microsystems, Inc. ("Synergetics"), a provider of embedded network communication solutions. In January 2002, we acquired Premise, a developer of client-side software applications. In August 2002, we acquired Stallion Technologies, LTD,, PTY.("Stallion"), an Australian based provider of solutions that enable Internet access, remote access and serial connectivity. Acquisitions of this type involve a number of risks, including:

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

     In addition, from time to time we may invest in businesses that we believe present attractive investment opportunities, or provide other synergetic benefits. In September and October 2001, we paid an aggregate of $3.0 million to Xanboo for convertible promissory notes, which have converted, in accordance with their terms, into Xanboo preferred stock. In addition, we purchased an additional $4.0 million of preferred stock in Xanboo. As of March 31, 2004, we hold a 14.9% ownership interest with a net book value of $5.0 million, in Xanboo. This investment is speculative in nature, and there is risk that we could lose part or all of our investment.

STOCK-BASED  COMPENSATION  WILL  NEGATIVELY  AFFECT  OUR  OPERATING  RESULTS.

     We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We recorded deferred compensation forfeitures of $196,000 for the nine months ended March 31, 2004. At March 31, 2004, a balance of $155,000 remains and will be amortized as follows: $52,000 for the remainder of fiscal 2004, $86,000 in fiscal 2005 and $17,000 in fiscal 2006.

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

INTEREST  RATE  RISK

     Our exposure to interest rate risk is limited to the exposure related to our cash and cash equivalents, marketable securities and our credit facilities, which is tied to market interest rates. As of March 31, 2004 and June 30, 2003, we had cash and cash equivalents of $9.8 million and $7.3 million, respectively, which consisted of cash and short-term investments with original maturities of ninety days or less, both domestically and internationally. As of March 31, 2004 and June 30, 2003, we had marketable securities of $3.1 million and $6.8 million, respectively, consisting of obligations of U.S. Government agencies, state, municipal and county government notes and bonds. We believe our marketable securities will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.


FOREIGN  CURRENCY  RISK

     We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.


INVESTMENT  RISK

     As of March 31, 2004 and June 30, 2003, we had a net investment of $5.0 million and $5.4 million, respectively, in Xanboo, a privately held company which can still be considered in the start-up or development stages. This investment is inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. There is a risk that we could lose part or all of our investment.


ITEM  4.     CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  disclosure  controls  and  procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of our third fiscal quarter. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.


(b)     Changes  in  internal  controls.


     There have been no changes in our internal control over financial reporting identified in connection with our evaluation as of the end of thethird fiscal quarter that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART  II.  OTHER  INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS

Government  Investigation

     The SEC is conducting a formal investigation of the events leading up to our restatement of our financial statements on June 25, 2002. The Department of Justice is also conducting an investigation concerning events related to the restatement.

Class  Action  Lawsuits

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against us and certain of our current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused us to improperly recognize revenue and make false and misleading statements about our business. Plaintiffs further allege that the defendants materially overstated our reported financial results, thereby inflating our stock price during our securities offering in July 2001, as well as facilitating the use of our common stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint now purports to be a class action brought on behalf of persons who purchased or otherwise acquired our common stock during the period of August 4, 2000 through May 30, 2002, inclusive. The amended complaint continues to assert that we and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that we and our officers and directors violated the Securities Act of 1933 arising from our Initial Public Offering in August 2000. We filed a motion to dismiss the additional allegations on March 3, 2003. The Court granted the motion, with leave to amend, on December 31, 2003. Plaintiffs filed its second amended complaint February 6, 2004, and we filed a motion to dismiss the second amended complaint on March 10, 2004. The hearing on the motion to dismiss is scheduled to take place on May 10, 2004.

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

Suit  Filed  by  Lantronix  Against  Logical  Solutions,  Inc.  ("Logical")

     On March 25, 2003, we filed in Connecticut state court (Judicial District of New Haven) a complaint entitled Lantronix, Inc. and Lightwave Communications, Inc. v. Logical Solutions, Inc., et. al. This is an action for unfair and deceptive trade practices, unfair competition, unjust enrichment, conversion, misappropriation of trade secrets and tortuous interference with contractual rights and business expectancies. We sought preliminary and permanent injunctive relief and damages. The individual defendants are all former employees of Lightwave Communications, a company that we acquired in June 2001. The Court issued a decision for the defense on December 11, 2003. We filed a notice of appeal in the Connecticut Court of Appeal on December 30, 2003. We withdrew our notice of appeal on or about March 12, 2004.

Patent  Infringement  Litigation

     By a letter dated April 15, 2004, Digi International informed us that Digi has filed but has not served a complaint alleging that certain of our products infringe Digi's U.S. Patent No. 6,446,192. Digi filed the complaint in the U.S. District Court in Minnesota. We are currently analyzing the patent.

     We filed, on May 3, 2004, a complaint against Digi, alleging that certain of Digi's products infringe on our U.S. Patent No. 6,571,305, in the U.S. District Court for the Central District of California. The complaint seeks both monetary and non-monetary relief from Digi's alleged infringement.


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

None.

ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.


ITEM  5.   OTHER  INFORMATION

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved in the third quarter of fiscal year 2004by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. The Audit Committee did not engage Ernst & Young LLP in any non-audit related services for the third quarter of fiscal year 2004.

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


(b)  Reports  on  Form  8-K




DATE              ITEM NUMBER                            DESCRIPTION
================  ===========   ================================================================

January 29, 2004  Items, 7, 12  Press release dated January 29, 2004 announcing expected results
                                For the Company's second fiscal quarter.

February 5, 2004  Items 7, 12   Press release dated  February 5, 2004 announcing results for the
                                Company's second fiscal quarter.

March 30, 2004    Items 2, 7    Press release  dated  March 30, 2004 announcing  the sale of the
                                Company's Premise business unit.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    May 7, 2004                LANTRONIX,  INC.

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