Form 10-K
period 2004-06-30
LANTRONIX INC
filed 2004-09-28
CIK 1114925

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


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

      TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------             -----------------------------------------
 COMMON STOCK, $0.0001 PAR VALUE              THE NASDAQ  MARKET

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

     The aggregate market value of the registrant's Common Stock held by non-affiliates based upon the closing sales price of the Common Stock on December 31, 2003, as reported by the Nasdaq National Market, was approximately $31,192,000. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 2003. This determination of affiliate status is not a conclusive determination for other purposes.

As of August 31, 2004, there were 58,154,919 shares of the Registrant's common stock outstanding.

===============================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement for the Lantronix, Inc. Annual Meeting of Stockholders scheduled to be held on November 18, 2004 are incorporated by reference into Part II and Part III of this Form 10-K.

   Certain exhibits filed in connection with the Lantronix, Inc. Registration Statement on Form S-1, originally filed May 19, 2000, and Registration Statement on Form S-1, originally filed June 14, 2001, are incorporated by reference into
Part  IV  of  this  Form  10-K.

                                 LANTRONIX, INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004


                                TABLE OF CONTENTS
                                                                                                                    Page
                                                                                                                    ----
                                                         PART I

ITEM 1.                   Business                                                                                    4

ITEM 2.                   Properties                                                                                 11

ITEM 3.                   Legal Proceedings                                                                          11

ITEM 4.                   Submission of Matters to a Vote of Security Holders                                        13

                                                         PART II

ITEM 5.                   Market for Registrant's Common Equity and Related Stockholder Matters                      14

ITEM 6.                   Selected Consolidated Financial Data                                                       15

ITEM 7.                   Management's Discussion and Analysis of Financial Condition and Results of Operations      16

ITEM 7A.                  Quantitative and Qualitative Disclosures About Market Risk                                 37

ITEM 8.                   Financial Statements and Supplementary Data                                                37

ITEM 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       37

ITEM 9A                   Controls and Procedures                                                                    37

                                                         PART III

ITEM 10.                  Directors and Executive Officers of the Registrant                                         39

ITEM 11.                  Executive Compensation                                                                     39

ITEM 12.                  Security Ownership of Certain Beneficial Owners and Management                             39

ITEM 13.                  Certain Relationships and Related Transactions                                             39

ITEM 14.                  Principal Accountant Fees and Services                                                     39

                                                         PART IV

ITEM 15.                  Exhibits, Financial Statements, Schedules and Reports on Form 8-K                          40

                          Officer Certifications                                                                     II-4

                           FORWARD-LOOKING STATEMENTS

     THIS DOCUMENT CONTAINS STATEMENTS THAT ARE NOT HISTORICAL FACTS BUT ARE FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL DEVELOPMENTS, NEW PRODUCTS, ENGINEERING AND DEVELOPMENT ACTIVITIES AND SIMILAR MATTERS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS "INTENDED," "EXPECTS," "ANTICIPATES" AND "IS (OR ARE) EXPECTED (OR ANTICIPATED)." THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS CONCERNING INDUSTRY TRENDS, ANTICIPATED DEMAND FOR OUR PRODUCTS, THE IMPACT OF PENDING LITIGATION, OUR STRATEGY, THE POSSIBILITY OF FUTURE
INVESTMENTS OR ACQUISITIONS, FUTURE CUSTOMER AND SALES DEVELOPMENTS, MANUFACTURING FORECASTS, INCLUDING THE POTENTIAL BENEFITS OF OUR CONTRACT MANUFACTURERS SOURCING AND SUPPLYING RAW MATERIALS, COMPONENTS AND INTEGRATED CIRCUITS, THE POSSIBILITY OF AN EXPANDING ROLE FOR ORIGINAL EQUIPMENT MANUFACTURERS IN OUR BUSINESS, THE FUTURE COST AND POTENTIAL BENEFITS OF OUR RESEARCH AND DEVELOPMENT EFFORTS, AND LIQUIDITY AND CASH RESOURCES FORECASTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH
FORWARD-LOOKING STATEMENTS, AND OUR STOCKHOLDERS SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-K, INCLUDING FACTORS THAT MAY AFFECT FUTURE RESULTS. WE MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN OUR REPORTS TO STOCKHOLDERS. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE FROM
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

We provide three broad categories of products: "device networking solutions," that enable almost any electronic product to be connected to a network; "IT management solutions," that enable multiple pieces of hardware, usually
IT-related network hardware such as servers, routers, switches, and similar pieces of equipment to be managed over a network; and "non-core" products and services that include visualization solutions, legacy print server's, software revenues, and other miscellaneous products. The expansion of our business in the future is directed at the first two of these categories, device networking and IT management solutions.

     Today, our solutions include fully integrated hardware and software devices, as well as software tools, to develop related customer applications. Because we deal with network connectivity, we provide hardware solutions to extremely broad market segments, including industrial, medical, commercial, financial, governmental, retail and building automation, and many more. Our technology is used to provide networking capabilities to products such as medical instruments, manufacturing equipment, bar code scanners, building HVAC systems, elevators, process control equipment, vending machines, thermostats, security cameras, temperature sensors, card readers, point of sale terminals, time clocks, and virtually any product that has some form of standard data control capability. Our current product offerings include a wide range of hardware devices of varying size, packaging and, where appropriate, software solutions that allow our customers to network-enable virtually any electronic product.

     We sell our devices through a global network of distributors, systems integrators, value-added resellers (VARs), manufacturers' representatives and original equipment manufacturers (OEMs). In addition, we sell directly to selected accounts.

     Our products are sold to distributors, OEMs, VARs, and systems integrators, as well as directly to end-users. One customer, Ingram Micro Inc., accounted for approximately 14%, 11% and 12% of our net revenues for the years ended June 30, 2004, 2003 and 2002, respectively. Another customer, Tech Data Corporation, accounted for approximately 9%, 10% and 11% of our net revenues for the years ended June 30, 2004, 2003 and 2002, respectively. Accounts receivable attributable to these two domestic customers accounted for approximately 13% and 16% of total accounts receivable at June 30, 2004 and 2003, respectively.

     Our common stock is currently traded on The Nasdaq SmallCap Market under the symbol LTRX.

     Our worldwide headquarters are located in Irvine, California and we have offices in Milford, Connecticut and worldwide, including; Germany; France; Hong Kong and Japan. We also have employees working from home offices in other areas of the world including the United Kingdom and Netherlands. During the first quarter of fiscal 2004, we closed our European administrative operations handled by our Switzerland office. Since September 2003, European operations have been managed from our Irvine, California facility.

     We provide information regarding our company and our products on our Internet web site, www.lantronix.com.


OUR  STRATEGY

     Our business strategy is based on our proven capability to develop fully integrated networking solutions that increase the value of our customers' products by making it easy to take advantage of features that can be made available when these products are network-enabled. This strategy is accomplished by providing our customers with hardware and software that connects products and systems to a network, and intelligently manages and controls them. Through our 15 years of networking expertise, knowledge of industry trends, and our capability to develop solutions based on open industry standards, we have been able to anticipate our customers' networking technology requirements and offer solutions that enable them to achieve their connectivity objectives. By providing a complete solution of hardware and integrated software, we have been able to provide "turnkey" solutions, eliminating the need for our customers to build expensive design and manufacturing expertise in-house. This results in savings to the customer both in terms of financial investment and time.

     Our fully integrated hardware, software, and application development tools have enabled us to become a technology and industry leader. We focus on the following key areas:

- Device Networking Solutions - We offer an array of embedded and external device networking solutions that enable integrators and manufacturers of electronic and electro-mechanical products to add network connectivity, manageability, and control to their products. Our customers' products originate from a wide variety of applications, such as blood analyzers that relay critical patient information directly to a hospital's information system, to simple devices such as timeclocks or audio/visual equipment, to improve how these products are managed and controlled.

- IT Management Solutions - We offer off-the-shelf equipment that enables IT professionals to remotely manage network infrastructure equipment and large groups of servers. Our terminal and console management systems solutions provide a comprehensive solution for the remote command and control of today's network infrastructure.

- Non-core Businesses - Over the years, we have innovated or acquired various product lines that are no longer part of our primary, core markets described above. In general, this category of business represents decreasing markets and we minimize research and development in these product lines. Included in this category are visualization solutions, legacy print servers, software and other miscellaneous products.

     Our strategy is to drive the product development and revenues of our core areas, device networking solutions and IT management solutions.


PRODUCTS

     DEVICE  NETWORKING  SOLUTIONS

We provide manufacturers, integrators, and users with complete device networking solutions that include the technology required for products to be connected, managed and controlled over networks using standard protocols for connectivity, including fiber optic, Ethernet and wireless. As common, everyday products such as lighting, security and audio/visual systems leverage the power of network connectivity, manufacturers and users are realizing the benefits of networking. Our device networking solutions dramatically shorten a manufacturer's development time to implement network connectivity, provide competitive advantages with new features, and greatly reduce engineering and marketing risks. Our hardware solutions include embedded modules (completed boards or intelligent connectors with electronic components and the necessary connectors and software that is mounted within a customer's product), and external hardware modules (with single, multi- or wireless ports), as well as the related real-time operating system and application software that is required to make the devices effective. We also offer application- and industry-specific solutions such as industrial device servers.

     Our device servers allow a wide range of equipment to be quickly network-enabled without the need for intermediary gateways, workstations, or PCs. This distributed computing approach significantly improves reliability and up-time. Our device servers also eliminate the high cost of ownership associated with networking, which frequently would otherwise require using PCs and workstations to perform connectivity and remote management functions. Our device servers contain high-performance processors capable of not only controlling the attached device, but also of accumulating data and status. Such data can then be formatted by the device server and presented to users via the built in web server, SNMP, e-mail, etc. Device servers are easy to manage using any standard Web browser, due to a built-in HTTP server.

     In February 2003, we announced the release of our XPort device server, which represents a significant improvement in technology, and a reduction in physical size and price for this type of functionality. The thumb-sized XPort is a self-contained network communications server and miniaturized web site enclosed within a rugged RJ-45 connector package, which can be embedded in virtually any electronic product. Products incorporating XPort have their own address on the World Wide Web and can be accessed from any web browser, including a wireless PC or Internet-enabled cell phone, from anywhere in the world. The XPort can serve up Internet-standard web pages, initiate e-mails for notifications or alerts, and run other applications as defined by the product manufacturer. XPort eliminates the complexity for a product manufacturer to create network connectivity, because the XPort device includes a complete, integrated solution with a 10/100 Base-T Ethernet connection, a reliable and proven operating system, an embedded web server, flexible firmware, a full TCP/IP protocol stack, and optional 256-bit standards-based (AES) encryption. We believe the relatively low price of the XPort, as well as the speed and ease with which a manufacturer can design the device into their products, will make a customer's products more attractive, by providing network connectivity.

     In March 2004, we introduced WiPort, a wireless (and wired) device server, with substantially the same functionality as XPort, but with an 802.11 wireless configuration, for embedded application to products and situations where a wired Ethernet environment is not available or practical. In August 2004, we introduced WiBox, an external wireless web server that is planned for transition to volume production in the second and third quarters of fiscal 2005.

     IT  MANAGEMENT  SOLUTIONS

     Our IT management solutions provide IT professionals with the tools they need to remotely manage computers and associated systems.

     IT professionals use our multiport device solutions (including our terminal and console servers) to monitor and run their systems to ensure the performance and availability of critical business information systems, network infrastructure, and telecommunications equipment. The equipment they manage includes routers, switches, servers, phone switches and public branch exchanges that are often located in remote or inaccessible locations.

     Our console servers provide system administrators and network managers a way to connect with their remote equipment through a universal interface called a console port, helping them work more efficiently without having to leave their desk or office. With remote access, system downtime, and its impact on business, is minimized. Our console servers provide IT professionals with peace-of-mind through extensive security features in some cases, and in some cases, provisions for dial-in access via modem. These solutions are provided in various configurations, and can manage up to 48 devices from one console server.

NON-CORE BUSINESSES: VISUALIZATION SOLUTIONS, PRINT SERVERS AND OTHER LEGACY PRODUCTS

     We offer visualization solutions that provide switching and optical extension of high performance video, audio, keyboard and mouse over long distances within a building or campus environment. Products include FiberLynx video display extenders and keyboard, video, mouse ("KVM") switches, KVM extension systems, and matrix hubs. These products provide a valuable solution for extending and sharing audio, video, keyboard and mouse signals among many users and over large distances without loss of resolution. KVM products enable a single keyboard, monitor and mouse to be switched between multiple computers, providing immediate access and control from a single location. The customers for these devices are typically companies needing to isolate users from the core computing center for security reasons, or have other needs requiring high speed video sources to be shared among many users. Our visualization solutions can be found in government agencies and at customers involved with large scale simulation and display applications.

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

     We acquired a line of low-cost products which we market under the "Stallion" brand. Stallion products' range includes a variety of network servers and a range of multiport serial I/O cards. Various other small categories of our legacy business are included in this category, such as software revenues and other product lines we have discontinued or that are being de-emphasized.

     The following are approximate revenues for these categories, the definitions of which have been modified slightly as of June 30, 2004, and previous years' data has been modified to conform to the new definitions:



                                                                             NET REVENUES FOR THE YEARS ENDED JUNE 30,
                                                                             -----------------------------------------

PRODUCT FAMILY                 PRIMARY PRODUCT FUNCTION                      2004            2003               2002
---------------------------  ----------------------------------------        -----           -----              -----
Device networking solutions  Enable almost any electronic product to         $ 27.5          $ 24.5             $ 28.7
                             become network enabled.

IT management solutions      Allow the user to control equipment by way of   $ 12.6          $ 13.1             $ 16.5
                             the Internet using a wide range of network
                             protocols. This category includes console
                             servers.

Non-core products            Includes visualization solutions, legacy print  $  8.8          $ 11.8             $ 12.4
                             servers, software and other miscellaneous
                             products


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

CUSTOMERS

     Distributors

     Our principal customers are our distributors, who are the source of our highest percentage of net revenues. Distributors resell our products to a wide variety of customers including consumers, corporate customers, VARs, etc. We sell to a group of ten major distributors, who operate, in some cases, from multiple warehouses. Our major distributors in the U.S. include: Ingram Micro, Tech Data, KMJ Communications and Arrow Electronics, Inc. In Europe, we distribute directly from a public warehouse located in Belgium which serves, in part, the following major distributors: transtec AG (a related party due to common ownership by our largest shareholder), Sphinx Computer Vertriebs GmbH, Powercorp PTY, LTD, Jade Communications, LTD, Astradis Elecktronik GmbH, and Atlantik Systems GmbH.

     OEM  Manufacturers

     We have established a broad range of OEM electro-mechanical manufacturing customers in various industries such as industrial automation, medical, security, building automation, consumer and audio/visual. Our OEM customers typically lack the expertise or resources to develop hardware and software required to introduce network solutions to their end-users in a timely manner. To shorten the development cycle to add network connectivity to a product, OEMs can use our external devices to network-enable their installed base of products, while board-level embedded modules are typically used in new product designs. Our capabilities and solutions enable OEMs to focus on their core competencies, resulting in reduced research and development costs, fewer integration problems, and faster time to market.

     Our module products, including Xport, are particularly useful and adaptable by OEM customers to enable network connectivity to a wide variety of electro-mechanical products. In addition to the features it provides, the advantage is low cost, and the fact that the device can be adapted for use in a wide range of products without the necessity for lengthy engineering processes by the OEM, or the time delays that activity might introduce.

     End-User  Businesses

     We have established a broad range of end-user customers in various businesses such as airports, retail, universities/education, manufacturing, healthcare/hospitals and financial/banking. End-user businesses require solutions that are simple to install, setup, and operate, and can provide immediate results. Generally, these customers have requirements to connect a diverse range of products and equipment, without modifying existing software and systems.

     Our external device solutions enable end-users to quickly, securely and easily connect their devices and equipment to networks, extending the life of existing investments. In support of these customers, we provide a number of programs including telephone-based sales and technical support as well as a wide array of Internet-based resources. In many cases, the customer simply has to call in to obtain assistance in identifying which networking device would be most appropriate for its need. After buying the devices from us or one of our distributors, a customer often only has to plug a cable from the device to be managed to our external device, and then plug our device into their network.

SALES  AND  MARKETING

     We maintain both an inside and a field sales force. We are also represented by manufacturers' representatives, VARs and other resellers throughout the world who call on engineering design and product management teams. We develop marketing programs, products, tools and services specifically geared to meet the needs of our targeted customers. Our sales and marketing force consisted of 82 employees as of June 30, 2004 and 83 employees as of June 30, 2003.

     We believe that our multi-channel approach provides several advantages. We can engage the customers and end-users through their channel of choice, making our solution available from a variety of sources.

     Our device networking solutions are principally sold to manufacturers by our worldwide OEM sales force and through our group of manufacturers' representatives. We have continued to expand our use of manufacturers' representatives and other resellers, leveraging their established relationships to bring our device networking solutions to a greater number of customers within the OEM market.

     We market and sell our IT management solutions and select external device networking solutions through information technology resellers, industry-specific system integrators, VARs and directly to end-user organizations. Resellers and integrators will often obtain our products through distributors. These distributors supply our products to a broad range of VARs, system integrators, direct marketers, government resellers and e-commerce resellers. In turn, these distributor customers market, sell, install, and in most cases, support our solution to the end-users. We are continuing to expand our use of cost-effective, indirect channels.

     Net revenues generated from sales in the Americas, Europe and other geographic areas including Asia and Japan for the year ended June 30, 2004 were $33.8 million, $11.3 million and $3.8 million, respectively, compared to $37.4 million, $10.4 million and $1.6 million for the year ended June 30, 2003 and $47.7 million, $8.2 million and $1.7 million for the year ended June 30, 2002, respectively. Although the U.S. represents our largest geographic marketplace, approximately 31%, 24% and 17% for the years ended June 30, 2004, 2003 and 2002, respectively of our net sales came from sales to customers outside the U.S. Gross margin on sales of our products in foreign countries, and sales of product that include components obtained from foreign suppliers, can be adversely affected by international trade regulations, including tariffs and antidumping duties, and by fluctuations in foreign currency exchange rates. Information concerning our sales by geographic region can be found in Note 15 to the Audited Consolidated Financial Statements.


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

     We have agreements with multiple contract manufacturers. Our contract manufacturers are located in and around Irvine, Sacramento and Lake Forest, California; Dongguan, China; Tsao Tuen, Nan-to, Taiwan; and Penang, Malaysia. Under these agreements, the manufacturers source and supply most raw materials, components and integrated circuits in accordance with our pre-determined specifications and forecasts, and perform final assembly, functional testing and quality control. We believe that this arrangement decreases our working capital requirements and provides better raw material and component pricing, enhancing our gross and operating margins. Please see "Risk Factors" for a discussion of the risks associated with contract manufacturing.

RESEARCH  AND  DEVELOPMENT

     Our research and development efforts are focused on the development of technology and products that will enhance our position in the markets we serve. Products are developed in-house and through outside research and development resources. We employed 60 employees in our research and development organization as of June 30, 2004, and 47 employees as of June 30, 2003. Our research and development expenses were $7.8 million, $9.4 million and $8.7 million for the years ended June 30, 2004, 2003 and 2002, respectively.

INDUSTRY  PARTNERS

     In keeping with our business strategy, we have engaged a portfolio of partners, consortia, and standards committees in an effort to provide the most complete networking solutions to our customers. We are an active member of several leading professional and industry associations. Membership in these associations provides us with a voice in the development of future standards that are vital to our customers.

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

COMPETITION

     The markets in which we compete are dynamic and highly competitive. We expect competition to intensify in the future. Our current and potential competitors include the following:

- companies with network-enabling technologies, such as Avocent, Echelon, Moxa, Digi International, Cyclades, Quatech, Wind River, Rabbit, MRV (formerly known as iTouch), Rose Electronics, Raritan, Equinox and Zilog;

- companies with equipment for IT management solutions, such as Cyclades, Moxa, Digi International, Sena, Logical Solutions, Cisco, MRV, DPAC Technologies and Perle; and

- companies with significant networking expertise and research and development resources, including Cisco Systems, IBM and Lucent Technologies.

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

INTELLECTUAL  PROPERTY  RIGHTS

     We have developed proprietary methodologies, tools, processes and software in connection with delivering our services. We have not historically relied on patents to protect our proprietary rights, although we have recently begun to build a patent portfolio. We have historically relied on a combination of copyright, trademark, trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights.

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

LIMITATIONS  ON  OUR  RIGHTS  TO  INTELLECTUAL  PROPERTY

     Gordian, Inc. ("Gordian") developed certain intellectual property used in our micro serial server line of products. These products represented and continue to represent a significant portion of our net revenues. Under the terms of an agreement dated February 29, 1989, Gordian owned the rights to the intellectual property developed under the agreement and required us to pay royalties based upon gross margin of products sold under the agreement. For the year ended June 30, 2002, we paid Gordian approximately $1.2 million for royalties. No royalties were paid to Gordian for the years ended June 30, 2004 and 2003 as a result of a new Gordian agreement as described below. Our agreement with Gordian was to terminate at the end of the sales life of the products.

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

     As part of the new agreement, we paid Gordian $6.0 million in three installments. We paid $3.0 million concurrent with the signing of the new agreement, $2.0 million on July 1, 2002, and we made the third and final payment of $1.0 million on July 1, 2003. We also agreed to purchase $1.5 million of engineering and support services from Gordian over the 18-month period that ended November 2003. We are amortizing the intellectual property rights acquired by this new agreement over the remaining life cycles of our products designed by Gordian, or approximately three years. We recorded $1.8 million, $2.5 million and $212,000 of amortization expense in cost of revenues for the years ended June 30, 2004, 2003 and 2002, respectively.

UNITED  STATES  AND  FOREIGN  GOVERNMENT  REGULATION

     Many of our products and the industries in which they are used are subject to federal, state or local regulation in the United States. In addition, our products are exported worldwide. Therefore, we are subject to the regulation of foreign governments. For example, wireless communication is highly regulated in both the United States and elsewhere. Our products currently employ encryption technology; the export of some encryption software is restricted. At this time our activities comply with existing laws, but we cannot determine whether future, more restrictive laws, if enacted, would adversely affect us. Information regarding risks attendant to our foreign operations is set forth in
Part I, Item 7 under the heading "Risk Factors" of this Annual Report on Form 10-K.

EMPLOYEES

     As of June 30, 2004, we had 198 full-time employees consisting of 60 employees in research and development, 82 in sales and marketing departments, 21 in operations departments, and 35 general and administrative employees. We have not experienced any work stoppages and we believe that our relationship with our employees is good. None of our employees are currently represented by a labor union.

BACKLOG

     Normally, we manufacture our products in advance of receiving firm product orders from our customers based upon our forecasts of worldwide customer demand. Most customer orders are placed on an as-needed basis and may be canceled or rescheduled by the customer without significant penalty. Accordingly, backlog as of any particular date is not necessarily indicative of our future sales. Because most of our business is on an as-needed basis and varies slightly, only because of short-term customer requests, we do not track backlog as a metric of our operations. We have no customer orders extending more than several months into the future.

AVAILABILITY  OF  THIS  REPORT

     Our annual report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to
Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our web site at www.lantronix.com shortly after we
                                              -----------------
electronically file such material with the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a web site at www.sec.gov that contains reports, proxy, and
                             -----------
information statements, and other information regarding issues that file electronically. We assume no obligation to update or revise forward looking statement in this annual report, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The following table lists the names, ages and positions held by all our executive officers as of August 31, 2004. There are no family relationships between any director or executive officer and any other director or executive officer of Lantronix. Executive officers serve at the discretion of the Board of Directors.

NAME                      AGE  POSITION
------------------------  ---  --------
Marc  Nussbaum            48   President  and  Chief  Executive  Officer
James  Kerrigan           68   Chief  Financial  Officer
Katherine  McDermott      44   Vice  President  of  Finance  and  Secretary

     MARC NUSSBAUM has served as our President and Chief Executive Officer since May 2002 (on an Interim basis until February 2003). From April 2000 to March 2002, Mr. Nussbaum served as Senior Vice President and Chief Technical Officer for MTI Technology Corporation, a developer of enterprise storage solutions. From April 1981 to November 1998, Mr. Nussbaum served in various positions at Western Digital Corporation, a manufacturer of PC components, communication controllers, storage controllers and hard drives. Mr. Nussbaum lead business development, strategic planning and product development activities, serving as Western Digital's Senior Vice President, Chief Technical Officer from 1995 to 1998 and Vice President, Storage Technology and Product Development from 1988 through 1995. Mr. Nussbaum holds a BA degree in physics from the State
University  of  New  York.

     JAMES KERRIGAN has served as our Chief Financial Officer since May 2002 (on an Interim basis until February 2003). From March 2000 to October 2000, he was Chief Financial Officer of Motiva, a privately-owned company that developed, marketed and sold collaboration software systems. From January 1998 to February 1999, he was Chief Financial Officer of Who?Vision Systems, Inc., an incubator company that developed biometric fingerprint devices and software. From April 1995 to March 1997, Mr. Kerrigan was Chief Financial Officer of Artios, Inc., a privately-owned company that designs, manufactures, and sells prototyping hardware and software to the packaging industry. Previously, Mr. Kerrigan has served as chief financial officer for other larger, public companies. He has a BS degree in engineering and a MBA degree from Northwestern University.

     KATHERINE MCDERMOTT has served as our Vice President of Finance since March 2001 and our Secretary since August 2004. Ms. McDermott joined Lantronix in March 2000 as Corporate Controller. From 1988 through 1999, Ms. McDermott served in a number of senior level finance positions with Bausch & Lomb, Inc., a global health care company. Her most recent positions included Corporate Audit Manager, Plant Controller, and Controller of a wholly owned subsidiary. From 1982 to 1988, Ms. McDermott held various financial positions at a division of General Motors. Ms. McDermott holds a BBA degree in Business Administration from St. Bonaventure University in New York, where she graduated cum laude. She also earned a MBA degree, with a concentration in Finance and Economics, from the Simon School of Business Administration at the University of Rochester.

ITEM  2.    PROPERTIES

     We lease a building in Irvine, California that comprises our corporate headquarters and includes administration, sales, marketing, research and development, warehouse and order fulfillment functions. We have smaller sales offices in Milford, Connecticut; Germany; France; Hong Kong and Japan. The foregoing leases comprise an aggregate of approximately 60,000 square feet of which our Irvine facility represents the majority of our square footage. Our Irvine facility has a lease term expiring in July 2005.

     During the year ended June 30, 2004, we completed facility and organizational restructuring activities that we began in fiscal 2003. In September 2003, we ceased operational activities in Cham, Switzerland, the headquarters of Lantronix International AG, which is our wholly owned subsidiary; now, we support international sales and shipping from our Irvine, California headquarters. In March 2004, we sold our Premise software unit and closed our Redmond, Washington facility. We continue to make payments on our lease obligations for facilities we no longer occupy including our facilities located in Naperville, Illinois, Redmond Washington, Hillsboro, Oregon and Ames, Iowa. The liability for these lease obligations are included in our restructuring reserve at June 30, 2004.


ITEM  3.    LEGAL  PROCEEDINGS

Government  Investigation

     The SEC is conducting a formal investigation of the events leading up to our restatement of our financial statements on June 25, 2002. The Department of Justice is also conducting an investigation concerning events related to the restatement.

Class  Action  Lawsuits

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against us and certain of our current directors and former officers alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused us to improperly recognize revenue and make false and misleading statements about our business. Plaintiffs further allege that the defendants materially overstated our reported financial results, thereby inflating our stock price during our securities offering in July 2001, as well as facilitating the use of our common stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint now purports to be a class action brought on behalf of persons who purchased or otherwise acquired our common stock during the period of August 4, 2000 through May 30, 2002, inclusive. The amended complaint continued to assert that we and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that we and our officers and directors violated the Securities Act of 1933 arising from our Initial Public Offering in August 2000. We filed a motion to dismiss the additional allegations on March 3, 2003. The Court granted the motion, with leave to amend, on December 31, 2003. Plaintiffs filed their second amended complaint February 6, 2004, and we filed a motion to dismiss the additional allegations in the second amended complaint on March 10, 2004. On August 19, 2004, the Court granted in part and denied in part the motion to dismiss. On September 13, 2004, plaintiffs filed their third amended complaint. We have not yet answered the third amended complaint and discovery has not yet commenced.

Derivative  Lawsuit

     On July 26, 2002, Samuel Ivy filed a shareholder derivative complaint entitled Ivy v. Bernhard Bruscha, et al., No. 02CC00209, in the Superior Court of the State of California, County of Orange, against certain of our current directors and former officers. On January 7, 2003, the plaintiff filed an amended complaint. The amended complaint alleges causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, and improper insider stock sales. The complaint seeks unspecified damages against the individual defendants on our behalf, equitable relief, and attorneys' fees.

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

Patent  Infringement  Litigation

     On August 10, 2004, Digi International served a complaint on us alleging that certain of our products infringe Digi's U.S. Patent No. 6,446,192. Digi filed the complaint in the U.S. District Court in Minnesota. The complaint seeks both monetary and non-monetary relief. We are still analyzing all of the allegations of the complaint. On August 30, 2004, we served and filed an answer and counterclaim seeking to invalidate U.S. Patent No. 6,446,192 for failure to meet the applicable statutory requirements in Part II of Title 35 of the United States Code including, without limitation, 35 U.S.C. Sec. 102, 103 and 112, as conditions for patentability. The counterclaim seeks both monetary and non-monetary relief.

     We filed, on May 3, 2004, a complaint against Digi, alleging that certain of Digi's products infringe on our U.S. Patent No. 6,571,305, in the U.S. District Court for the Central District of California. The complaint seeks both monetary and non-monetary relief from Digi's infringement. Digi has filed an answer and counterclaim alleging invalidity of the patent. The Counterclaim seeks both monetary and non-monetary relief.

Other

     From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

The pending lawsuits involve complex questions of fact and law and likely will continue to require the expenditure of significant funds and the diversion of other resources to defend. Management is unable to determine the outcome of its outstanding legal proceedings, claims and litigation involving us, our subsidiaries, directors and former officers and cannot determine the extent to which these results may have a material adverse effect on our business, results of operations and financial condition taken as a whole. The results of litigation are inherently uncertain, and adverse outcomes are possible. We are unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the consolidated financial statements.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year ended June 30, 2004.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

PRICE  RANGE  OF  COMMON  STOCK

     Our common stock was traded on The Nasdaq National Market under the symbol "LTRX" from our initial public offering on August 4, 2000 through October 22, 2002. On October 23, 2002 our listing was changed to The Nasdaq SmallCap Market. The number of holders of record of our common stock as of August 31, 2004 was approximately 97. The following table sets forth, for the period indicated, the high and low per share closing prices for our common stock:

FISCAL  YEAR  2003  HIGH      LOW
------------------  ----      ---

First  Quarter      $1.03     $0.38
Second  Quarter      0.92      0.36
Third  Quarter       1.08      0.67
Fourth  Quarter      0.91      0.49

FISCAL  YEAR  2004  HIGH      LOW
------------------  ----      ---
First  Quarter      $1.41     $0.78
Second  Quarter      1.32      0.89
Third  Quarter       1.86      1.06
Fourth  Quarter      2.09      1.18

     We believe that a number of factors, including but not limited to quarterly fluctuations in results of operations, may cause the market price of our common stock to fluctuate significantly. See "Management's Discussion and Analysis-Risk Factors."

DIVIDEND  POLICY

     We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we intend to retain any future earnings for use in the expansion of our business and for general corporate purposes. Pursuant to a line of credit we entered into in January 2002 and have amended on several occasions including July 24, 2004, we are restricted from paying any dividends.

EQUITY  COMPENSATION  PLANS

     The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K. Item 12 of this Annual Report on Form 10-K incorporates by reference the information contained in the sections captioned "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in Lantronix's definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 18, 2004 (the Proxy Statement), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     We have not issued unregistered securities since July 1, 2003. Also, we have not repurchased any of our common stock during the fourth quarter of fiscal 2004.

ITEM  6.     SELECTED  CONSOLIDATED  FINANCIAL  DATA

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below. In March 2004, we completed the sale of our Premise business unit that was originally purchased in January 2002. Accordingly, the information set forth in the table below reflects the Premise business unit as a discontinued operation. The consolidated statements of operations data for the years ended June 30, 2004, 2003 and 2002 and the balance sheet data as of June 30, 2004 and 2003, are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended June 30, 2001 and 2000, and the balance sheet data as of June 30, 2002, 2001 and 2000, are derived from the audited consolidated financial statements not included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for future periods.


                                                                                    YEARS ENDED JUNE 30,
                                                                    ----------------------------------------------------
                                                                      2004       2003       2002       2001       2000
                                                                    ---------  ---------  ---------  ---------  --------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues                                                        $ 48,885   $ 49,389   $ 57,591   $ 48,972   $44,975
Cost of revenues                                                      25,026     36,264     40,281     24,530    21,526
                                                                    ---------  ---------  ---------  ---------  --------

Gross profit                                                          23,859     13,125     17,310     24,442    23,449
                                                                    ---------  ---------  ---------  ---------  --------

Operating expenses:
Selling, general and administrative                                   23,293     28,660     40,538     23,998    16,744
Research and development                                               7,813      9,430      8,680      4,478     3,186
Stock-based compensation                                                 347      1,453      2,863      3,019     1,093
Amortization of goodwill and purchased intangible assets                 148        602        960      1,490       813
Impairment of goodwill and purchased intangible assets                     -      2,353     50,445          -         -
Restructuring (recovery) charges                                      (2,093)     5,600      3,473          -         -
Litigation settlement costs                                                -      1,533      1,912          -         -
In-process research and development                                        -          -          -      2,596         -
                                                                    ---------  ---------  ---------  ---------  --------

Total operating expenses                                              29,508     49,631    108,871     35,581    21,826
                                                                    ---------  ---------  ---------  ---------  --------

Income (loss) from operations                                         (5,649)   (36,506)   (91,561)   (11,139)    1,613
Minority interest                                                          -          -          -          -       (49)
Interest income (expense), net                                            50        248      1,548      2,182       187
Other income (expense), net                                           (5,333)      (926)      (760)      (167)      (47)
                                                                    ---------  ---------  ---------  ---------  --------
Income (loss) before income taxes and cumulative effect of
accounting changes                                                   (10,932)   (37,184)   (90,773)    (9,124)    1,704
Provision (benefit) for income taxes                                    (325)       250     (6,665)    (1,876)      649
                                                                    ---------  ---------  ---------  ---------  --------

Income (loss) from continuing operations before cumulative
effect of accounting changes                                         (10,607)   (37,434)   (84,108)    (7,248)    1,055
Loss from discontinued operations                                     (5,047)   (10,115)    (3,444)         -         -
                                                                    ---------  ---------  ---------  ---------  --------
Income (loss) before cumulative effect of accounting changes         (15,654)   (47,549)   (87,552)    (7,248)    1,055
Cumulative effect of accounting changes:
Change in revenue recognition policy, net of income tax
benefit of $176                                                            -          -          -       (597)        -
Adoption of new accounting standard, SFAS No. 142                          -          -     (5,905)         -         -
                                                                    ---------  ---------  ---------  ---------  --------

Net income (loss)                                                   $(15,654)  $(47,549)  $(93,457)  $ (7,845)  $ 1,055
                                                                    =========  =========  =========  =========  ========

Basic income (loss) per share from continuing operations before
Cumulative effect of accounting changes                             $  (0.19)  $  (0.69)  $  (1.63)  $  (0.19)  $  0.04
Loss from discontinued operations                                      (0.09)     (0.19)     (0.07)         -         -
                                                                    ---------  ---------  ---------  ---------  --------
Income (loss) before cumulative effect of accounting changes           (0.28)     (0.88)     (1.70)     (0.19)     0.04
Cumulative effect of accounting changes per share:
  Change in revenue recognition policy, net of income tax
  benefit of $176                                                          -          -          -      (0.02)        -
  Adoption of new accounting standard, SFAS No. 142                        -          -      (0.12)         -         -
                                                                    ---------  ---------  ---------  ---------  --------
Basic net income (loss) per share                                   $  (0.28)  $  (0.88)  $  (1.82)  $  (0.21)  $  0.04
                                                                    =========  =========  =========  =========  ========

Diluted income (loss) per share from continuing operations before
cumulative effect of accounting changes                             $  (0.19)  $  (0.69)  $  (1.63)  $  (0.19)  $  0.03
Loss from discontinued operations                                      (0.09)     (0.19)     (0.07)         -         -
                                                                    ---------  ---------  ---------  ---------  --------
Income (loss) before cumulative effect of accounting changes           (0.28)     (0.88)     (1.70)     (0.19)     0.03
Cumulative effect of accounting changes per share:
  Change in revenue recognition policy, net of income tax
  benefit of $176                                                          -          -          -      (0.02)        -
  Adoption of new accounting standard, SFAS No. 142                        -          -      (0.12)         -         -
                                                                    ---------  ---------  ---------  ---------  --------
Diluted net income (loss) per share                                 $  (0.28)  $  (0.88)  $  (1.82)  $  (0.21)  $  0.03
                                                                    =========  =========  =========  =========  ========

Weighted average shares (basic)                                       56,862     54,329     51,403     36,946    29,274
                                                                    =========  =========  =========  =========  ========

Weighted average shares (diluted)                                     56,862     54,329     51,403     36,946    34,178
                                                                    =========  =========  =========  =========  ========


                                                           AS OF JUNE 30,
                                                           --------------
                                            2004        2003       2002       2001     2000
                                         ----------  ----------  ---------  --------  -------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                $   9,128   $   7,328   $ 26,491   $ 15,367  $ 1,988
Marketable securities                        3,050       6,750      6,963      1,973        -
Working capital                             12,087      17,312     39,164     36,963   11,042
Goodwill, net                                9,488       9,488      7,218     42,273        -
Purchased intangible assets, net             2,056       4,275     11,891     13,328      586
Total assets                                37,250      54,947    103,812    116,861   20,210
Retained earnings (accumulated deficit)   (156,078)   (140,424)   (92,875)       582    8,427
Total stockholders' equity                  24,791      37,717     82,157     99,496   12,547


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth under "Risk Factors" and elsewhere in this report.

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

     Our products are sold to distributors, OEMs, VARs, and systems integrators, as well as directly to end-users. One customer, Ingram Micro Inc., accounted for approximately 14%, 11% and 12% of our net revenues for the years ended June 30, 2004, 2003 and 2002, respectively. Another customer, Tech Data Corporation, accounted for approximately 9%, 10% and 11% of our net revenues for the years ended June 30, 2004, 2003 and 2002, respectively. Accounts receivable attributable to these two domestic customers accounted for approximately 13% and 16% of total accounts receivable at June 30, 2004 and 2003, respectively.

     One international customer, transtec AG, which is a related party due to common ownership by our largest stockholder and former Chairman of our Board of Directors, Bernhard Bruscha, accounted for approximately 3%, 4% and 5% of our net revenues for the years ended June 30, 2004, 2003 and 2002, respectively. We also had an agreement with transtec AG for the provision of technical support services at the rate of $7,500 per month which has now been terminated. Included in selling, general and administrative expenses is $90,000 for the year ended June 30, 2002 for these support services. No support services were incurred for the years ended June 30, 2004 and 2003.

     We have completed a number of acquisitions and investments the purpose of which was to expand our product offerings, increase our technology base and provide a foundation for future growth.

     In October 2001, we completed the acquisition of Synergetic Micro Systems, Inc. ("Synergetic"), a provider of high performance embedded network communication solutions that complement our external device products. In connection with the acquisition, we paid cash consideration of $2.7 million and issued an aggregate of 2,234,715 shares of our common stock in exchange for all outstanding shares of Synergetic common stock and reserved 615,705 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Synergetic.

     In January 2002, we completed the acquisition of Premise, a developer of client-side software applications that complement our device networking products by providing superior management and control capabilities for devices that have been network and internet enabled. Prior to the acquisition, we held shares of Premise representing 19.9% ownership and, in addition, held convertible promissory notes of $1.2 million with interest accrued there-on at the rate of 9.0%. The convertible promissory notes were converted into equity securities of Premise at the closing of the transaction. We issued an aggregate of 1,063,371 shares of our common stock in exchange for all remaining outstanding shares of Premise common stock and reserved 875,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Premise. In connection with the acquisition, we recorded a one-time charge for purchased in-process research and development ("IPR&D") expenses of $1.0 million in our fourth fiscal quarter ended June 30, 2002. In January 2003, we issued an additional 1,063,372 shares of our common stock to the former shareholders of Premise stock in exchange for a release of all claims relating to the acquisition. We also accelerated the vesting of options held by certain former Premise shareholders and released all shares that had been held in the acquisition escrow. See "Discontinued Operations" section below.

     In August 2002, we completed the acquisition of Stallion, a provider of terminal servers and multiport products. In connection with the acquisition, we paid $1.2 million in cash consideration, of which $200,000 was paid upon the execution of the Letter of Intent dated May 9, 2002, and established a cash escrow account in the amount of $867,000 at the acquisition date to be used in lieu of our common stock, in the event that we were unable to issue registered shares by October 31, 2002. In accordance with the terms of the agreement, we were not able to issue registered shares by October 31, 2002; accordingly, the cash escrow amount of $867,000 was released on November 1, 2002. In addition, we issued two-year notes in the principal amount of $867,000 accruing interest at a rate of 2.5% per annum. The notes were paid to the holders in August 2004.

     In September and October 2001, we made a strategic investment in Xanboo, a privately-held company that develops technology that allows users to control, command and view their home or business remotely over the Internet. We paid an aggregate of $3.0 million for convertible promissory notes, which converted in January 2002, in accordance with their terms, into Xanboo preferred stock. In addition, we purchased $4.0 million of Xanboo preferred stock in January 2002. Our ownership interest in Xanboo was 14.9%, 15.3% and 15.8% at June 30, 2004, 2003 and 2002, respectively. Our investment in Xanboo is accounted for using the equity method of accounting based on our ability through representation on Xanboo's board of directors to exercise significant influence over its operations. Our losses in Xanboo aggregating $413,000, $1.3 million and $526,000 for the years ended June 30, 2004, 2003 and 2002, respectively, have been recognized as other expense in the accompanying consolidated statement of operations. We periodically review our investments for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. We generally believe an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. On the basis of events occurring during the quarter ended June 30, 2004, we performed an analysis and recorded a charge in the amount of $5.0 million, representing a write-off of all remaining value of this non-marketable equity security. This charge is included within the consolidated statements of operations as other expense.


     Discontinued  operations

     In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of;" however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operation's - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. Under SFAS No. 144, a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company and, (ii) the company will not have any significant continuing involvement in such operations.

     In March 2004, we sold substantially all of the net assets of our Premise business unit for $1.0 million. Additionally, we incurred $383,000 of disposal costs.

     Impairment of goodwill and purchased intangible assets related to discontinued operations

     During the second quarter of fiscal 2004, we identified indicators of an other than temporary impairment as it related to our Premise acquisition of goodwill and purchased intangible assets. We performed an assessment of the value of our goodwill and purchased intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144. We identified certain conditions including continued losses and the inability to achieve significant revenue from the existing home automation and media management software markets as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated. We revised our projections and determined that the projected results utilizing a discounted cash flow valuation technique would not fully support the carrying values of the goodwill and purchased intangible assets associated with the Premise acquisition. Based on this assessment, we recorded an impairment charge of $2.2 million during the second quarter of fiscal 2004 to write-off the value of the Premise goodwill. Additionally, during the second quarter of fiscal 2004, we recorded a $790,000 impairment charge of the Premise purchased intangible assets of which $14,000 and $776,000 were charged to operating expenses and cost of revenues, respectively. As a result of the sale of the Premise business unit, the goodwill and purchased intangibles, net of Premise at June 30, 2003 have been included as part of discontinued operations.

     During the third quarter of fiscal 2004, we sold the assets related to our Premise business unit to an undisclosed buyer for $1.0 million cash. After paying all related transaction fees, resolving our lease commitments, and paying other restructuring costs related to the transaction, the transaction had a then-favorable impact on our cash balance of approximately $250,000. For the years ended June 30, 2004, 2003 and 2002, the impact of the Premise business unit resulted in a $5.0 million, $10.1 million and $3.4 million loss, respectively, recorded as discontinued operations in our consolidated statement of operations.

     The loss from discontinued operations for the year ended June 30, 2004 of $5.0 million includes a negative gross profit of $822,000, primarily due to the $776,000 purchased intangible asset impairment charge, $2.0 million of operating expenses, $590,000 of restructuring charges, a $2.3 million impairment charge of Premise goodwill charged to operating expenses, and a gain on the sale of Premise of $592,000.

     The loss from discontinued operations for the year ended June 30, 2003 of $10.1 million includes a negative gross profit of $1.2 million primarily due to the $846,000 purchased intangible asset impairment charge, $3.4 million of operating expenses, $111,000 of restructuring charges, a $4.4 million impairment charge of Premise goodwill, and a $1.1 million legal settlement with the former shareholders of Premise.

     The loss from discontinued operations for the year ended June 30, 2002 of $3.4 million includes a negative gross profit of $174,000, $1.9 million of operating expenses, $383,000 impairment charge of Premise purchased intangible assets charged to operating expenses, and a $1.0 million IPR&D charge as a result of the Premise acquisition.

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

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

     Revenue  Recognition

     We do not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. Commencing July 1, 2000, we adopted a new accounting policy for revenue recognition such that recognition of revenue and related gross profit from sales to distributors are deferred until the distributor resells the product. Net revenue from certain smaller distributors for which point-of-sale information is not available, is recognized one month after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end-user. When product sales revenue is recognized, we establish an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenues would result. Revenue from the licensing of software is recognized at the time of shipment (or at the time of resale in the case of software products sold through distributors), provided we have vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered. Our products typically carry a ninety day to two year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, we sell extended warranty services which extend the warranty period for an additional one to three years. Warranty revenue is recognized evenly over the warranty service period.

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

     Strategic  Investments

     We have made strategic investments in privately held companies for the promotion of business and strategic investments. Strategic investments with less than a 20% voting interest are generally carried at cost. We will use the equity method to account for strategic investments in which we have a voting interest of 20% to 50% or in which we otherwise have the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize our share of net earnings or losses of the investee, limited to the extent of our investment in the investee. From time to time we are required to estimate the amount of our losses of the investee. Our estimates are based on historical experience. The value of non-publicly traded securities is difficult to determine. We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments to their fair value when an other-than-temporary decline has occurred. We generally believe an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. Fair values for investments in privately held companies are estimated based upon the values of recent rounds of financing. Although we believe our estimates reasonably reflect the fair value of the non-publicly traded securities held by us, had there been an active market for the equity securities, the carrying values might have been materially different than the amounts reported. Future adverse changes in market conditions or poor operating results of companies in which we have such investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value and which could require a future impairment charge. During the fourth quarter of 2004, we wrote-off $5.0 million representing the remaining balance of our investment in Xanboo. Subsequent to the write-off of Xanboo, there are no other strategic investments as of June 30, 2004.


     Restructuring  Charge

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

     Settlement  Costs

     From time to time, we are involved in legal actions arising in the ordinary course of business. We cannot assure you that these actions or other third party assertions against us will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. There are many uncertainties associated with any litigation. If our initial assessments regarding the merits of a claim prove to be wrong, our results of operations and financial condition could be materially and adversely affected. In addition, if further information becomes available that causes us to determine a loss in any of our pending litigation, is probable and we can reasonably estimate a range of loss associated with such litigation, then we would record at least the minimum estimated liability. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs. We record our legal expenses as incurred; reimbursement of legal expenses from insurance or other sources are recorded upon receipt.

     Recent  Accounting  Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," ("FIN 46"). FIN 46 requires certain variable interest entities ("VIE") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending March 15, 2004. We reviewed our investments and other arrangements and determined that none of our investee companies are VIE's.

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


     Cumulative  effect  of  an  accounting  change

     Under the transitional provisions of SFAS No. 142, effective as of July 1, 2002, we completed our initial assessment and concluded that goodwill arising from the acquisition of United States Software Corporation ("USSC"), having a carrying amount of approximately $5.9 million as of July 1, 2001, may be impaired. We engaged an independent valuation company to perform a review of the value of our goodwill related to USSC. Based on the independent valuation, which utilized a discounted cash flow valuation technique, we recorded a $5.9 million charge for the impairment of our USSC goodwill. This amount is reflected as the cumulative effect of adopting the new accounting standard effective July 1, 2001.

     The following discussion of results of operations includes discussion of continuing operations only. Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform with current year presentation.


CONSOLIDATED  RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our consolidated statements of operations:



                                                                                   YEAR  ENDED  JUNE  30,
                                                                                   ----------------------
                                                                                   2004     2003      2002
                                                                                  -------  -------  --------
Net revenues                                                                       100.0%   100.0%    100.0%
Cost of revenues                                                                    51.2     73.4      69.9
                                                                                  -------  -------  --------

Gross profit                                                                        48.8     26.6      30.1
                                                                                  -------  -------  --------

Operating expenses:
  Selling, general and administrative                                               47.6     58.0      70.4
  Research and development                                                          16.0     19.1      15.1
  Stock-based compensation                                                           0.7      2.9       5.0
  Amortization of purchased intangible assets                                        0.3      1.2       1.7
  Impairment of goodwill and purchased intangible assets                               -      4.8      87.6
  Restructuring (recovery) charges                                                  (4.3)    11.3       6.0
  Litigation settlement costs                                                          -      3.1       3.3
                                                                                  -------  -------  --------

Total operating expenses                                                            60.4    100.5     189.0
                                                                                  -------  -------  --------

Loss from operations                                                               (11.6)   (73.9)   (159.0)
Interest income (expense), net                                                       0.1      0.5       2.7
Other income (expense), net                                                        (10.9)    (1.9)     (1.3)
                                                                                  -------  -------  --------

Loss before income taxes and cumulative effect of an accounting change             (22.4)   (75.3)   (157.6)
Provision (benefit) for income taxes                                                (0.7)     0.5     (11.6)
                                                                                  -------  -------  --------

Loss from continuing operations before cumulative effect of an accounting change   (21.7)   (75.8)   (146.0)
Loss from discontinued operations                                                  (10.3)   (20.5)     (6.0)
                                                                                  -------  -------  --------
Loss before cumulative effect of an accounting change                              (32.0)   (96.3)   (152.0)
Cumulative effect of adoption of new accounting standard, SFAS No. 142                 -        -    (10.33)
                                                                                  -------  -------  --------

Net loss                                                                          (32.0)%  (96.3)%  (162.3)%
                                                                                  =======  =======  ========


COMPARISON  OF  THE  YEARS  ENDED  JUNE  30,  2004  AND  2003

     Net  Revenues  by  Product  Category



                                      YEAR ENDED
                                       JUNE 30,
                    -------------------------------------------------------------
                             % OF NET            % OF NET       $           %
PRODUCT CATEGORIES   2004     REVENUE    2003     REVENUE    VARIANCE   VARIANCE
------------------  -------  ---------  -------  ---------  ----------  ---------
Device networking   $27,481      56.2%  $24,523      49.6%  $   2,958       12.1%
IT management        12,555      25.7%   13,034      26.4%       (479)     (3.7)%
Non-core              8,849      18.1%   11,832      24.0%     (2,983)    (25.2)%
                    -------  ---------  -------  ---------  ----------  ---------
TOTAL               $48,885     100.0%  $49,389     100.0%  $    (504)     (1.0)%
                    =======  =========  =======  =========  ==========  =========



     The overall decrease in net revenues was primarily attributable to a decrease in net revenues of our non-core and IT management product lines offset by an increase in our device networking product line. Our increase in device networking products included increases from our newly introduced XPort product. The decrease in our IT management product line is primarily due to delays in introducing certain new products. During the fourth quarter of fiscal 2004, we introduced a new line of console servers and we have substantially increased our marketing and sales efforts in our IT management solutions product family. The decrease in our non-core product line was primarily attributable to a decrease in our legacy print server, industrial controller board and Stallion product lines. We are no longer investing in the development of these product lines and expect net revenues related to these product lines to continue to decline in the future as we focus our investment on device networking and IT management products.


     Net  Revenues  by  Region

                                              YEAR ENDED
                                               JUNE 30,
                   -------------------------------------------------------------
                               % OF NET           % OF NET     $          %
GEOGRAPHIC REGION    2004      REVENUE   2003     REVENUE   VARIANCE   VARIANCE
-----------------  ---------  ---------  -----    --------  ---------  ---------
Americas           $  33,847      69.3%  $37,391    75.7%   $(3,544)    (9.5)%
Europe                11,252      23.0%   10,366    21.0%       886      8.5 %
Other                  3,786       7.7%    1,632     3.3%     2,154    132.0 %
                   ---------  ---------  -------  -------   --------   -------
TOTAL              $  48,885     100.0%  $49,389   100.0%   $  (504)    (1.0)%
                   =========  =========  =======  =======   ========   =======

     The overall decrease in net revenues is primarily due to a decrease in the Americas region. The decrease in net revenues in the Americas region is primarily attributable to our exit of the industrial controller board product line, which was sold entirely in the Americas as well as our decrease in the IT management product family net revenues. The increase in Europe is primarily due to the addition of new customers including three new distributors and several channel customers. The increase in other is primarily due to the signing of several new customers and our increased sales efforts in the Asia Pacific region.


     Gross  Profit




                                      YEAR ENDED
                                       JUNE 30,
                                       --------
                       % OF NET            % OF NET      $          %
               2004    REVENUES    2003    REVENUES   VARIANCE   VARIANCE
              -------  ---------  -------  ---------  ---------  ---------
Gross profit  $23,859      48.8%  $13,125      26.6%  $  10,734      8.5 %
              =======  =========  =======  =========  =========  =========


     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers, amortization of purchased intangible assets, impairment of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, overhead and warranty costs. Cost of revenues for the years ended June 30, 2004 and 2003 included $2.1 million and $3.6 million of amortization of purchased intangible assets, respectively. Cost of revenues for the year ended June 30, 2003 includes a $3.1 million impairment charge of purchased intangible assets, in accordance with SFAS No. 144. No impairment charge was recorded for the year ended June 30, 2004. At June 30, 2004, the unamortized balance of purchased intangible assets that will be amortized to future cost of revenues was $2.0 million, of which $1.4 million will be amortized in fiscal 2005 and $557,000 in fiscal 2006.

     In May 2002, we signed a new agreement with Gordian to acquire a joint interest in the intellectual property that is evident in our products designed by Gordian and to extinguish our obligation to pay royalties on future sales of our products. We paid $6.0 million for this intellectual property and are amortizing this asset to cost of revenues over the remaining life of our products designed by Gordian, or approximately 3 years. Effective May 30, 2002, upon the signing of the new agreement, royalty expenses have been replaced by an amortization of the prepaid royalties and entitlement to the intellectual property that was part of the agreement. Amortization expense related to the new Gordian agreement, included in amortization of purchased intangible assets of $2.1 million, totaled $1.8 million for the year ended June 30, 2004. Amortization expense related to the new Gordian agreement, included in amortization of purchased intangible assets of $3.6 million totaled $2.5 million for the year ended June 30, 2003. The increase in gross profit is primarily attributable to a lower inventory reserve provision in fiscal 2004 compared to fiscal 2003, an overall reduction in payroll and payroll related costs due to the closing of our Milford, Connecticut facility in February 2003, an increase in our capitalized inventory overhead and a decrease in the amortization of purchased intangible assets due to the impairment write-down of $3.1 million during the fourth quarter of fiscal 2003. These decreases were offset by an increase in our warranty expense.

     Selling,  General  and  Administrative



                                                               YEAR ENDED
                                                               JUNE 30,
                                                               --------
                                              % OF NET            % OF NET       $          %
                                      2004    REVENUES    2003    REVENUES    VARIANCE   VARIANCE
                                     -------  ---------  -------  ---------  ----------  ---------
Selling, general and administrative  $23,293      47.6%  $28,660      58.0%  $  (5,367)    (18.7)%
                                     =======  =========  =======  =========  ==========  =========


     Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, insurance proceeds, and professional legal and accounting fees. Selling, general and administrative expense decreased primarily due to reductions in headcount and facility costs as a result of our fiscal 2003 restructurings, decrease in legal and other professional fees, improvement in our accounts receivable resulting in a reduction of our allowance for doubtful accounts, offset by an increase in our directors and officers liability insurance. The legal fees primarily relate to our defense of the shareholders and various other lawsuits and the SEC investigation. Legal fees incurred in defense of the shareholder suits are reimbursable to the extent provided in our directors and officers liability insurance policies, and subject to the coverage limitations and exclusions contained in such policies. For the years ended June 30, 2004 and 2003, we have been reimbursed $3.0 million and $1.4 million of these expenses. Management expects to receive additional reimbursements from insurance sources for legal fees in fiscal 2005.


     Research  and  Development




                                                  YEAR ENDED
                                                   JUNE 30,
                          --------------------------------------------------------------
                                     % OF NET           % OF NET       $          %
                            2004     REVENUES    2003   REVENUES    VARIANCE   VARIANCE
                          ---------  ---------  ------  ---------  ----------  ---------
Research and development  $   7,813      16.0%  $9,430      19.1%  $  (1,617)    (17.1)%
                          =========  =========  ======  =========  ==========  =========


     Research and development expenses consist primarily of personnel-related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses decreased primarily due to our fiscal 2003 restructurings which resulted in the consolidation of our research and development activities primarily to our Irvine, California facility.

     Stock-based  compensation



                                             YEAR ENDED
                                              JUNE 30,
                                             ----------
                                 % OF NET           % OF NET       $          %
                          2004   REVENUES    2003   REVENUES    VARIANCE   VARIANCE
                          -----  ---------  ------  ---------  ----------  ---------
Stock-based compensation  $ 347       0.7%  $1,453       2.9%  $  (1,106)    (76.1)%
                          =====  =========  ======  =========  ==========  =========


     Stock-based compensation expense generally represents the amortization of deferred compensation. We recorded no deferred compensation for the year ended June 30, 2004 and recorded a reduction to deferred compensation as a result of employee stock option forfeitures in the amount of $197,000. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. Deferred compensation also includes the value of employee stock options assumed in connection with our acquisitions calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years.

     Included in cost of revenues is stock-based compensation of $48,000 and $89,000 for the years ended June 30, 2004 and 2003, respectively. Stock-based compensation decreased primarily due to the restructuring plan whereby options for which deferred compensation has been recorded were forfeited by terminated employees. Additionally, the decrease is due to the acceleration of approximately $239,000 of stock-based compensation in January 2003 as a result of our completion of a stock option exchange program whereby employees holding options to purchase our common stock were given the opportunity to cancel certain of their existing options in exchange for the opportunity to receive new options. At June 30, 2004, a balance of $103,000 remains and will be amortized as follows: $86,000 in fiscal 2005 and $17,000 in fiscal 2006.

     Amortization  of  purchased  intangible  assets




                                                                 YEARS ENDED
                                                                  JUNE 30,
                                                                 -----------
                                                    % OF NET          % OF NET       $          %
                                             2004   REVENUES   2003   REVENUES    VARIANCE   VARIANCE
                                             -----  ---------  -----  ---------  ----------  ---------
Amortization of purchased intangible assets  $ 148       0.3%  $ 602       1.2%  $    (454)    (75.4)%
                                             =====  =========  =====  =========  ==========  =========


     Purchased intangible assets primarily include existing technology, patents and non-compete agreements and are amortized on a straight-line basis over the estimated useful lives of the respective assets, ranging from one to five years. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. In addition, approximately $2.1 million and $3.6 million of amortization of purchased intangible assets have been classified as cost of revenues for the years ended June 30, 2004 and 2003, respectively. During the fourth fiscal quarter of 2004, we completed our annual impairment assessment and determined that no impairment was indicated as the estimated fair values exceeded their respective carrying values. The overall decrease is primarily due to the impairment charge of $2.4 million recorded during the year ended June 30, 2003. At June 30, 2004, the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $67,000 which will be amortized in fiscal 2005.


     Impairment  of  goodwill  and  purchased  intangible  assets

     During the fourth quarter of fiscal 2003, we performed an assessment of the value of our purchased intangible assets in accordance with SFAS No. 144. As a result of industry conditions, continued lower market valuations and reduced estimates in information technology capital equipment spending in the future and other factors impacting expected future cash flows, we determined that there were indicators of impairment to the carrying value of our purchased intangible assets recorded as part of our acquisitions. We engaged an independent valuation company to perform a review of the value of our purchased intangible assets. In accordance with SFAS No. 144, we utilized a cash flow estimation approach, comparing the discounted expected future cash flows to the carrying value of the subject assets. Based on the independent valuations, during the fourth quarter of fiscal 2003 we recorded a $5.4 million impairment charge of which $2.4 million and $3.1 million were charged to operating expenses and cost of revenues, respectively.

     Restructuring  (recovery)  charges

     On September 12, 2002 and again on March 14, 2003, we announced a restructuring plan to prioritize our initiatives around the growth areas of our business, focus on profit contribution, reduce expenses and improve operating efficiency. These restructuring plans included a worldwide workforce reduction, consolidation of excess facilities and other charges. We recorded restructuring costs totaling $5.6 million which were classified as operating expenses in the consolidated statements of operations for the year ended June 30, 2003. The restructuring plans resulted in the reduction of approximately 58 regular employees worldwide. We recorded workforce reduction charges of approximately $1.2 million related to severance and fringe benefits for the terminated employees. We recorded charges of approximately $4.4 million related to consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs, write-off of leasehold improvements and termination of a contractual obligation.

     During the year ended June 30, 2004, approximately $2.1 million of restructuring charges were recovered related to a favorable settlement of a contractual obligation, consolidation of excess facilities and workforce reductions which were previously accrued for in fiscal 2003. The remaining restructuring reserve is related to facility closures in Naperville, Illinois; Hillsboro, Oregon; Redmond, Washington and Ames, Iowa. Payments under the lease obligations will end in fiscal 2007.


     Litigation  settlement  costs

     On August 23, 2002, a complaint entitled Dunstan v. Lantronix, Inc., et al., was filed in the Circuit Court of the State of Oregon, County of Multnomah, against us and certain of our current and former officers and directors by the co-founders of USSC. The parties participated in mediation on June 30, 2003, and subsequently reached an agreement to settle the dispute. The agreement called for us to release to the plaintiffs approximately $400,000 in cash and 49,038 shares of our common stock that had been held in an escrow since December 2000 as part of the acquisition of USSC. The agreement also called for us to issue to the plaintiffs additional shares of our common stock worth approximately $1.5 million, which was recorded in our results of operations as litigation settlement costs for the year ended June 30, 2003. Accordingly, 1,726,703 shares were issued following a fairness determination by the state court in Oregon. In exchange, the plaintiffs released all claims against all defendants. No litigation settlement costs related to this matter were incurred during the year ended June 30, 2004.

     Interest  Income  (Expense),  Net



                                                    YEAR ENDED
                                                     JUNE 30,
                                                    ----------
                                       % OF NET          % OF NET       $           %
                                2004   REVENUES   2003   REVENUES    VARIANCE   VARIANCE
                                -----  ---------  -----  ---------  ----------  ---------
Interest income (expense), net  $  50       0.1%  $ 248       0.5%  $    (198)    (79.8)%
                                =====  =========  =====  =========  ==========  =========


     Interest income (expense), net consists primarily of interest earned on cash, cash equivalents and marketable securities. The decrease is primarily due to lower average investment balances and interest rates. Additionally, the decrease in the average investment balance is due to increased legal and other professional fees, settlement of litigation and contractual obligations, cash portions of settlements with prior owners of some of the businesses we have acquired, the settlement of the Milford lease obligation included in our restructuring charge, the purchase of a joint interest in intellectual property from Gordian, our acquisition of Stallion and to fund current operations.

     Other  Income  (Expense),  Net

                                                   YEAR ENDED
                                                    JUNE 30,
                                                   ----------
                                       % OF NET           % OF NET       $          %
                               2004    REVENUES    2003   REVENUES   VARIANCE   VARIANCE
                             --------  ---------  ------  ---------  ---------  ---------
Other income (expense), net  $(5,333)    (10.9)%  $(926)     (1.9)%  $   4,407     475.9%
                             ========  =========  ======  =========  =========  =========


     The increase in other expense is due to our decision to write-off our investment in Xanboo. We periodically review our investments for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. We generally believe an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. On the basis of events occurring during the quarter ended June 30, 2004, we performed an analysis and recorded a charge in the amount of $5.0 million, representing a write-off of all remaining value of this non-marketable equity security. This charge is included within the consolidated statements of operations as other expense.

     Provision  (Benefit)  for  Income  Taxes

     We utilize the liability method of accounting for income taxes as set forth in FASB Statement No. 109, "Accounting for Income Taxes." Our effective tax rate was 3% for the year ended June 30, 2004, and 0% for the year ended June 30, 2003. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax expense for the year ended June 30, 2004, was lower than the federal statutory rate primarily due to the increase in valuation allowance. Our effective tax rate associated with the income tax benefit for the year ended June 30, 2003, was lower than the federal statutory rate primarily due to the increase in valuation allowance and amortization of stock-based compensation for which no benefit was provided. In 2003, the Internal Revenue Service ("IRS") completed its audit of our federal income tax returns for the fiscal years ended June 30, 1999, 2000 and 2001. As a result, we were required to pay approximately $776,000 in tax and interest to the IRS and the California Franchise Tax Board. We accrued $1.3 million for this liability in prior fiscal periods. Based on the final resolution of their examination and related state impact of the IRS examination, we recorded a reduction in our tax contingency reserve of approximately $500,000. We have paid $662,000 of this liability through June 30, 2004 and $114,000 was paid during the quarter ended September 30, 2004.


COMPARISON  OF  THE  YEARS  ENDED  JUNE  30,  2003  AND  2002

     Net  Revenues

NET  REVENUES  BY  PRODUCT  CATEGORY

                                            YEAR ENDED
                                             JUNE 30,
                                            ----------
                             % OF NET             % OF NET       $           %
PRODUCT CATEGORIES   2003     REVENUE     2002     REVENUE    VARIANCE   VARIANCE
------------------  -------  ---------  --------  ---------  ----------  ---------
Device networking   $24,523      49.6%  $ 28,607      49.8%  $  (4,084)    (14.3)%
                                                             ==========
IT management        13,034      26.4%    16,528      28.7%     (3,494)    (21.1)%
Non-core             11,832      24.0%    12,456      21.5%       (624)     (5.0)%
                    -------  ---------  --------  ---------  ----------  ---------
TOTAL               $49,389     100.0%  $ 57,591     100.0%  $  (8,202)    (14.3)%
                    =======  =========  ========  =========  ==========  =========

     The overall decrease in net revenues by product is primarily attributable to logistical issues surrounding the restructuring of our Milford, Connecticut operations, whereby we began to outsource our manufacturing to three contract manufacturers, our discontinuance of certain product offerings as well as the overall decrease in industry technology spending year to year.

NET  REVENUES  BY  REGION

                                          YEAR ENDED
                                           JUNE 30,
                                          ----------
                            % OF NET            % OF NET       $           %
GEOGRAPHIC REGION   2003     REVENUE    2002     REVENUE    VARIANCE   VARIANCE
-----------------  -------  ---------  -------  ---------  ----------  ---------
Americas           $37,391      75.7%  $47,691      82.8%  $ (10,300)    (21.6)%
Europe              10,366      21.0%    8,249      14.3%      2,117       25.7%
Other                1,632       3.3%    1,651       2.9%        (19)     (1.2)%
                   -------  ---------  -------  ---------  ----------  ---------
TOTAL              $49,389     100.0%  $57,591     100.0%  $  (8,202)    (14.2)%
                   =======  =========  =======  =========  ==========  =========


     Our net revenues derived from customers located in the Americas decreased primarily due to logistical issues surrounding the restructuring of our Milford, Connecticut operations, whereby we began to outsource our manufacturing to three contract manufacturers, our discontinuance of certain product offerings as well as the overall decrease in industry technology spending year to year. The increase in the Europe region was primarily due to a concentrated effort to improve sales through a stronger sales structure.

       Gross  Profit

                                       YEAR ENDED
                                        JUNE 30,
                                       ----------
                       % OF NET            % OF NET       $           %
               2003    REVENUES    2002    REVENUES    VARIANCE   VARIANCE
              -------  ---------  -------  ---------  ----------  ---------
Gross profit  $13,125      26.6%  $17,310      30.1%  $  (4,185)    (24.2)%
              =======  =========  =======  =========  ==========  =========


     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers, amortization of purchased intangible assets, establishing inventory reserves for excess and obsolete products or raw materials and overhead costs. As part of an agreement with Gordian, an outside research and development firm, a royalty charge was included in cost of revenues and was calculated based on the related products sold. Gordian royalties were $1.2 million for the year ended June 30, 2002. No royalties were paid for the year ended June 30, 2003 as a result of a new Gordian agreement as described below. Cost of revenues for the years ended June 30, 2003 and 2002 consisted of $3.6 million and $2.2 million of amortization of purchased intangible assets, respectively. Cost of revenues for the years ended June 30, 2003 and 2002 also includes a $3.1 million and $6.4 million impairment charge of purchased intangible assets, respectively, in accordance with SFAS No. 144.

       In May 2002, we signed a new agreement with Gordian to acquire a joint interest in the intellectual property that is evident in our products designed by Gordian and to extinguish our obligation to pay royalties on future sales of our products. We paid $6.0 million for this intellectual property and are amortizing this asset to cost of revenues over the remaining life of our products designed by Gordian, or approximately 3 years. Effective May 30, 2002, upon the signing of the new agreement, royalty expenses have been replaced by an amortization of the prepaid royalties and entitlement to the intellectual property that was part of the agreement. Amortization expense related to the new Gordian agreement, included in amortization of purchased intangible assets of $3.6 million, totaled $2.5 million for the year ended June 30, 2003. Amortization expense related to the new Gordian agreement, included in amortization of purchased intangible assets of $2.2 million, totaled $212,000 for the year ended June 30, 2002.

      The overall decrease in gross profit is primarily attributable to a decrease in net revenues, an increase in the amortization of purchased intangible assets relating to technology acquired in our acquisitions, an increase in production expenses related to the closing of our Milford, Connecticut facility and an increase in our reserves for excess and obsolete inventory and warranty.

        Selling,  General  and  Administrative

                                                         YEAR ENDED
                                                          JUNE 30,
                                                         ----------
                                              % OF NET            % OF NET       $           %
                                      2003    REVENUES    2002    REVENUES    VARIANCE   VARIANCE
                                     -------  ---------  -------  ---------  ----------  ---------
Selling, general and administrative  $28,660      58.0%  $40,538      70.4%  $ (11,878)    (29.3)%
                                     =======  =========  =======  =========  ==========  =========


        Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facilities expenses, information technology, trade show expenses, advertising, and professional legal and accounting fees. Selling, general and administrative expense decreased primarily due to reductions in headcount and facility costs as a result of our restructurings in the second quarter of fiscal 2002 and the first and third quarters of fiscal 2003, as well as a favorable settlement of a contractual service obligation and a reduction in our allowance for doubtful accounts. These decreases are partially offset by increases in legal and other professional fees. The legal fees primarily relate to our defense of the shareholder lawsuits, government investigations, and the defense of the intellectual property lawsuit, which was settled during the second quarter of fiscal 2003. Legal fees incurred in defense of the shareholder suits are reimbursable to the extent provided in our directors and officers liability insurance policies, and subject to the coverage limitations and exclusions contained in such policies. For the year ended June 30, 2003, we have been reimbursed $1.4 million of these expenses. There were no reimbursements for the year ended June 30, 2002.

          Research  and  Development

                                             YEAR ENDED
                                              JUNE 30,
                                             ----------
                                  % OF NET           % OF NET       $          %
                           2003   REVENUES    2002   REVENUES   VARIANCE   VARIANCE
                          ------  ---------  ------  ---------  ---------  ---------
Research and development  $9,430      19.1%  $8,680      15.1%  $     750       8.6%
                          ======  =========  ======  =========  =========  =========


        Research and development expenses consist primarily of personnel-related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses increased primarily due to increased personnel-related costs including the acquisitions of Synergetic and Stallion and third-party expenses related to new product development.

     Stock-based  compensation

                                              YEAR ENDED
                                               JUNE 30,
                                              ----------
                                  % OF NET           % OF NET       $           %
                           2003   REVENUES    2002   REVENUES    VARIANCE   VARIANCE
                          ------  ---------  ------  ---------  ----------  ---------
Stock-based compensation  $1,453       2.9%  $2,863       5.0%  $  (1,410)    (49.2)%
                          ======  =========  ======  =========  ==========  =========


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

      Amortization  of  purchased  intangible  assets

                                                               YEARS ENDED
                                                                JUNE 30,
                                                               ----------
                                                    % OF NET          % OF NET       $           %
                                             2003   REVENUES   2002   REVENUES    VARIANCE   VARIANCE
                                             -----  ---------  -----  ---------  ----------  ---------
Amortization of purchased intangible assets  $ 602       1.2%  $ 960       1.7%  $    (358)    (37.3)%
                                             =====  =========  =====  =========  ==========  =========


     Purchased intangible assets primarily include existing technology, customer agreements, patents and trademarks and are amortized on a straight-line basis over the estimated useful lives of the respective assets, ranging from one to five years. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. The increase in amortization of purchased intangible assets included in cost of revenues is primarily due to the amortization of the intellectual property agreement with Gordian signed in May 2002, and existing technology recorded as part of the Stallion acquisition in August 2002, offset by the impairment write-down of $6.4 million during the fourth quarter of fiscal 2002 as well as the $3.1 million impairment during the fourth quarter of fiscal 2003. The decrease in amortization of purchased intangible assets is primarily due to the impairment write-down of $4.0 million during the fourth quarter of fiscal 2002 as well as the $2.4 million impairment write-down during the fourth quarter of fiscal 2003.

     Impairment  of  goodwill  and  purchased  intangible  assets

     We performed the first of the required annual impairment tests of goodwill under the guidelines of SFAS No. 142 effective as of June 1, 2002. As a result of industry conditions, lower market valuations and reduced estimates of information technology capital equipment spending in the future, we determined that there were indicators of impairment to the carrying value of goodwill related to the acquisitions of Lightwave and Synergetic which had carrying values of $39.7 million and $13.9 million, respectively, as of June 30, 2002. During the fourth quarter of fiscal 2002, we engaged an independent valuation company to perform a review of the value of our goodwill and based on the independent valuation we recorded a $46.4 million impairment charge of our goodwill.

     Additionally, during the fourth quarter of fiscal 2002, we performed a review of the value of our purchased intangible assets in accordance with SFAS No. 144. As a result of industry conditions, lower market valuations and reduced estimates of information technology capital equipment spending in the future, we determined that there were indicators of impairment to the carrying value of our purchased intangible assets related to our acquisitions. During the fourth quarter of fiscal 2002, we engaged an independent valuation company to perform a review of the value of our purchased intangible assets and based on the independent valuation we recorded a $9.8 million impairment charge of which $4.0 million and $5.8 million were charged to operating expenses and cost of revenues, respectively. Additionally, we recorded an impairment charge of $665,000 to cost of revenues related to intellectual property not associated with an acquisition.

     During the fourth quarter of fiscal 2003, we performed an assessment of the value of our purchased intangible assets in accordance with SFAS No. 144. As a result of industry conditions, continued lower market valuations and reduced estimates in information technology capital equipment spending in the future and other factors impacting expected future cash flows, we determined that there were indicators of impairment to the carrying value of our purchased intangible assets recorded as part of our acquisitions. We engaged an independent valuation company to perform a review of the value of our purchased intangible assets. In accordance with SFAS No. 144, we utilized a cash flow estimation approach, comparing the discounted expected future cash flows to the carrying value of the subject assets. Based on the independent valuations, during the fourth quarter of fiscal 2003 we recorded a $5.4 million impairment charge of which $2.3 million and $3.1 million were charged to operating expenses and cost of revenues, respectively.


     Restructuring  charges

     On September 12, 2002 and March 14, 2003, we announced restructuring plans to prioritize our initiatives around the growth areas of our business, focus on profit contribution, reduce expenses, and improve operating efficiency. These restructuring plans included a worldwide workforce reduction, consolidation of excess facilities and other charges. We recorded restructuring costs totaling $5.6 million, which were classified as operating expenses in the consolidated statement of operations for the year ended June 30, 2003. These restructuring plans resulted in the reduction of approximately 58 regular employees worldwide. We recorded workforce reduction charges of approximately $1.2 million related to severance and fringe benefits for the terminated employees. We recorded charges of approximately $4.4 million related to the consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs, write-off of leasehold improvements and termination of a contractual obligation.

     On February 6, 2002, we announced a restructuring plan to prioritize our initiatives around the growth area of our business, focus on profit contribution, reduce expenses, and improve operating efficiency. This restructuring plan included a worldwide workforce reduction, consolidation of excess facilities and other charges. As of June 30, 2002, we recorded restructuring costs totaling $3.5 million. Through June 30, 2003, the February 2002 restructuring plan has resulted in the reduction of approximately 50 regular employees worldwide and we incurred actual workforce reduction charges of approximately $1.9 million related to severance and fringe benefits. Included in the workforce reduction charge was a non-cash stock-based compensation charge in the amount of $595,000 associated with the modification of stock options that were outstanding at the termination date. Property, equipment and other assets that were disposed of or removed from operations resulted in a charge of $1.6 million and consisted primarily of computer software and related equipment, production, engineering and office equipment, and furniture and fixtures.

     Litigation  settlement  costs

     On August 23, 2002, a complaint entitled Dunstan v. Lantronix, Inc., et al., was filed in the Circuit Court of the State of Oregon, County of Multnomah, against us and certain of our current and former officers and directors by the co-founders of USSC. The parties participated in mediation on June 30, 2003, and subsequently reached an agreement to settle the dispute. The agreement called for us to release to the plaintiffs approximately $400,000 in cash and 49,038 shares of our common stock that had been held in an escrow since December 2000 as part of the acquisition of USSC. The agreement also called for us to issue to the plaintiffs additional shares of our common stock worth approximately $1.5 million, which was recorded in our results of operations as litigation settlement costs for the year ended June 30, 2003. Accordingly, 1,726,703 shares were issued following a fairness determination by the state court in Oregon. In exchange, the plaintiffs released all claims against all defendants.

     We received an informal notice from several holders of our unregistered shares of common stock that were issued in connection with the acquisition of Lightwave. The shares were issued to the holders in a private transaction not registered under the Securities Act of 1933, and therefore could not be sold by the stockholders without a valid registration statement. The stockholders alleged that we failed to honor their rights to have the shares registered and that they were therefore precluded from selling the shares. Effective July 26, 2002, we settled with the stockholders of Lightwave in the amount of $2.0 million in exchange for 240,000 shares of our common stock held in escrow and 208,335 additional shares issued to the former owners of Lightwave on the acquisition date. This settlement resulted in a net charge to our results of operations of approximately $1.9 million for the year ended June 30, 2002 and has been recognized as litigation settlement costs.

     Interest  Income  (Expense),  Net

                                                    YEAR ENDED
                                                     JUNE 30,
                                                    ----------
                                       % OF NET           % OF NET       $           %
                                2003   REVENUES    2002   REVENUES    VARIANCE   VARIANCE
                                -----  ---------  ------  ---------  ----------  ---------
Interest income (expense), net  $ 248       0.5%  $1,548       2.7%  $  (1,300)    (84.0)%
                                =====  =========  ======  =========  ==========  =========


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

       Other  Income  (Expense),  Net

                                                  YEAR ENDED
                                                   JUNE 30,
                                                  ----------
                                     % OF NET           % OF NET       $           %
                              2003   REVENUES    2002   REVENUES    VARIANCE   VARIANCE
                             ------  ---------  ------  ---------  ----------  ---------
Other income (expense), net  $(926)     (1.9)%  $(760)     (1.3)%  $    (166)    (21.8)%
                             ======  =========  ======  =========  ==========  =========


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


LIQUIDITY  AND  CAPITAL  RESOURCES

     Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents, consisting of money-market funds and commercial paper, totaled $9.1 million at June 30, 2004. Marketable securities are income yielding securities which can be readily converted to cash. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county government notes and bonds and totaled $3.1 million at June 30, 2004.

Our operating activities used cash of $2.9 million for the year ended June 30, 2004. We incurred a net loss of $15.7 million of which $10.6 million is from continuing operations and $5.1 million is from discontinued operations, which includes the following adjustments: depreciation of $1.7 million, amortization of purchased intangible assets of $2.2 million, amortization of stock-based compensation of $395,000, equity losses from unconsolidated businesses of $413,000, revaluation of a strategic investment of $5.0 million, offset by a recovery in the restructuring reserve of $1.6 million and a deferred tax liability of $600,000. The revaluation of a strategic investment is due to the write-off of our remaining investment in Xanboo due to an other-than temporary impairment. The restructuring reserve recovery is primarily due to the favorable settlement of a contractual obligation. The changes in our operating assets consist of a decrease in accounts receivable of $708,000, decrease in contract manufacturer receivable of $745,000, decrease in prepaid expenses and other current assets of $1.1 million, decrease in net assets of discontinued operations of $3.4 million, increase in warranty reserve of $577,000, increase in other current liabilities of $732,000, which was reduced by a decrease in accounts payable of $725,000, decrease in our liability to Gordian of $1.0 million and a decrease in restructuring reserve of $932,000. The reduction in accounts receivable is primarily due to improved collections from our distributors and European customers. The decrease in contract manufacturer receivables is due to improved collections. The decrease in our prepaid and other current assets is primarily due to the Gordian payment whereby we maintained a time deposit for $1.0 million as well as the maturity of additional time deposits totaling $682,000. Net assets of discontinued operations are due to the sale of the Premise business unit in March 2004. The increase in the warranty reserve is primarily due to the increase in historical actual warranty costs. The increase in other current liabilities is primarily due to an increase in accrued payroll and an increase in general liabilities such as audit fees, legal fees and inventory purchases. The decrease in accounts payable is due to the timing of payments to our suppliers. The decrease in the balance due to Gordian is due to payments in accordance with the agreement. The decrease in the restructuring reserve is due to payments on lease obligations and workforce reductions. Our operating activities used cash of $17.6 million for the year ended June 30, 2003.

     Cash provided by investing activities was $3.5 million for the year ended June 30, 2004 compared with a $2.1 million usage of cash for the year ended June 30, 2003. We received $4.3 million in proceeds from the sales of marketable securities. We used $552,000 to purchase marketable securities. We also used $248,000 to purchase property and equipment.

     Cash provided by financing activities was $1.2 million for the year ended June 30, 2004 primarily related to the purchases by the employee stock purchase plan and $500,000 in borrowings under our line of credit. Cash provided by financing activities was $345,000 for the year ended June 30, 2003.

     In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We are required to pay a $100,000 facility fee which was reduced to $62,500 and was paid. We were also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. Since establishing the line of credit, we have twice reduced the amount of the line, modified customary financial covenants and adjusted the interest rate to be charged on borrowings to the prime rate plus ..50% and eliminated the LIBOR option. Effective July 25, 2003, we further modified this line of credit, reducing the revolving line to $5.0 million and adjusting the customary affirmative and negative covenants. We are also required to maintain certain financial ratios as defined in the agreement. The agreement has an annual revolving maturity date that renews on the effective date. The agreement was renewed on July 24, 2004 with an amendment to a financial ratio. We are required to pay a $12,500 facility fee for the renewal. Our borrowing base at June 30, 2004, was $3.2 million. In March 2004, we borrowed $500,000 against this line of credit. Additionally, we have used letters of credit available under our line of credit totaling approximately $1.0 million in place of cash to fund deposits on leases, tax account deposits and security deposits. As a result, our available line of credit at June 30, 2004 was $1.6 million. We are currently in compliance with the revised financial covenants of the July 24, 2004 amended line of credit. Pursuant to the line of credit, we are restricted from paying any dividends.

     The following table summarizes our contractual payment obligations and commitments:



                              Fiscal  Years
                          ---------------------
                           2005    2006   2007   TOTAL
                          ------  ------  -----  ------
Convertible note payable  $  867  $    -  $   -  $  867
Bank line of credit          500       -      -     500
Operating leases           1,562     437    162   2,161
                          ------  ------  -----  ------

Total                     $2,929  $  437  $ 162  $3,528
                          ======  ======  =====  ======

     In March 2004, we completed the sale of substantially all of the net assets of the Premise business unit with a net book value of approximately $25,000 for $1.0 million. Additionally, we incurred $383,000 of disposal costs.

     At June 30, 2004, we had purchase obligations which consists of our finished goods purchases from our contract manufacturers and raw materials from our suppliers in the amount of approximately $5.5 million.

     Additionally, in the first fiscal quarter of 2005, our convertible note will become due. If the notes are not converted to our common stock we will be required to pay up to $867,000. On August 22, 2004, the notes were not converted into our common stock and were paid.

     Net cash requirements in the first fiscal quarter of 2005 may represent an increase from the average net cash usage of the previous quarters. During the first quarter of fiscal 2005, we expect to use approximately $2.2 to $2.8 million in cash. This increase is primarily the result of payment of our convertible note as discussed above. Additionally, we expect to incur higher expenses for this quarter in marketing, sales and research and development that are related to our product launches, as well as the tax payment also discussed above. We expect to return to a more normal range of cash usage of approximately $1.0 million in the second quarter of fiscal 2005.

     At June 30, 2004, approximately $2.9 million of our net tangible assets (primarily cash held in foreign bank accounts) were located outside the United States. Such assets are unrestricted with regard to foreign liquidity needs, however, our ability to utilize such assets to satisfy liquidity needs outside of such foreign locations are subject to approval by the foreign location board of directors. We believe that our existing cash, cash equivalents and marketable securities and any available borrowings under our line of credit facility will be adequate to meet our anticipated cash needs through at least the next twelve months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues, research and development and infrastructure investments, and expenses related to on-going government investigations and pending litigation, which will affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds through bank loans, sales of securities, or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.


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

-    changes  in  demand  for  our  products;

-    loss  or  gain  of  significant  customers;

-    announcements  or  introductions  of  new  products  by  our  competitors;

-    defects  and  other  product  quality  problems;  and

-    changes  in  demand  for  devices  that  incorporate  our  products.

     WE ARE CURRENTLY ENGAGED IN MULTIPLE SECURITIES CLASS ACTION LAWSUITS, A STATE DERIVATIVE SUIT, A LAWSUIT BY OUR FORMER CFO AND COO STEVEN V. COTTON, A LAWSUIT BY FORMER SHAREHOLDERS OF OUR SYNERGETIC SUBSIDIARY, AND PATENT INFRINGEMENT LITIGATION ANY OF WHICH, IF IT RESULTS IN AN UNFAVORABLE
RESOLUTION, COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

     From time to time, we are subject to other legal proceedings and claims in the ordinary course of business.

     We are currently involved in significant litigation, including multiple security class action lawsuits, a state derivative lawsuit, litigation with a former executive officer and patent infringement litigation. The pending lawsuits involve complex questions of fact and law and likely will continue to require the expenditure of significant funds and the diversion of other resources to defend. We do not know what the outcome of outstanding legal proceedings will be and cannot determine the extent to which these resolutions might have a material adverse effect on our business, results of operations and financial condition taken as a whole. The results of litigation are inherently uncertain, and adverse outcomes are possible. For a more detailed description of pending litigation, see Part 3, Item 1 on page 13.

     WE MIGHT BECOME INVOLVED IN LITIGATION OVER PROPRIETARY RIGHTS, WHICH COULD BE COSTLY AND TIME CONSUMING.

     Substantial litigation regarding intellectual property rights exists in our industry. There is a risk that third-parties, including current and potential competitors, current developers of our intellectual property, our manufacturing partners, or parties with which we have contemplated a business combination will claim that our products, or our customers' products, infringe on their intellectual property rights or that we have misappropriated their intellectual property. In addition, software, business processes and other property rights in our industry might be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Other parties might currently have, or might eventually be issued, patents that infringe on the proprietary rights we use. Any of these third parties might make a claim of infringement against us. For example, Digi International, ("Digi") has just filed a lawsuit alleging that we infringe their '192 patent. We have filed suit alleging that Digi infringes our '305 patent. Please refer to Part I, Item 3 on page 13 for more information.

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

- China does not afford the same level of protection to intellectual property as domestic or many other foreign countries. If our products were reverse-engineered or our intellectual property was otherwise pirated-reproduced and duplicated without our knowledge or approval, our revenues would be reduced.

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

     IF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE NOT SUCCESSFUL, OUR NET REVENUES COULD DECLINE AND OUR BUSINESS COULD BE HARMED.

     For the year ended June 30, 2004, we incurred $7.8 million in research and development expenses, which comprised 16.0% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development.

     IF A MAJOR CUSTOMER CANCELS, REDUCES, OR DELAYS PURCHASES, OUR NET REVENUES MIGHT DECLINE AND OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our top five customers accounted for 38% of our net revenues for the year ended June 30, 2004. One customer, Ingram Micro, Inc., accounted for approximately 14%, 11% and 12% of our net revenues for the years ended June 30, 2004, 2003 and 2002, respectively. Another customer, Tech Data, accounted for approximately 9%, 10% and 11% of our net revenues for the years ended June 30, 2004, 2003 and 2002, respectively. Accounts receivable attributable to these two domestic customers accounted for approximately 13% and 16% of total accounts receivable at June 30, 2004 and 2003, respectively. The number and timing of sales to our distributors have been difficult for us to predict. While our distributors are customers in the sense they buy our products, they are also part of our product distribution system. To some extent, the business lost for some reason to a distributor would likely be replaced by sales to other customer/distributors in a reasonable period, rather than a total loss of that business such as from a customer who used our products in their business.

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

     The SEC is investigating the events surrounding the restatement of our financial statements filed on June 25, 2002 for the year ended June 30, 2001 and for the six months ended December 31, 2002. The SEC could conclude that we violated the rules of the Securities Act of 1933 or the Securities and Exchange Act of 1934. In either event, the SEC might levy civil fines against us, or might conclude that we lack sufficient internal controls to warrant our being allowed to continue offering our shares to the public. This investigation involves substantial cost and could significantly divert the attention of management. These costs, and the cost of any fines imposed by the SEC, are not covered by insurance. In addition to sanctions imposed by the SEC, an adverse determination could significantly damage our reputation with customers and vendors, and harm our employees' morale.

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

     WE PRIMARILY DEPEND ON FIVE THIRD-PARTY MANUFACTURERS TO MANUFACTURE SUBSTANTIALLY ALL OF OUR PRODUCTS, WHICH REDUCES OUR CONTROL OVER THE
MANUFACTURING PROCESS. IF THESE MANUFACTURERS ARE UNABLE OR UNWILLING TO MANUFACTURE OUR PRODUCTS AT THE QUALITY AND QUANTITY WE REQUEST, OUR BUSINESS COULD BE HARMED AND OUR STOCK PRICE COULD DECLINE.

     We outsource substantially all of our manufacturing to five third-party manufacturers, Venture Electronics Services, Varian, Inc., Irvine Electronics, Inc., Uni Precision Industrial Ltd, and Universal Scientific Industrial Company, LTD. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

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

     In addition, a natural disaster could disrupt our manufacturers' facilities and could inhibit our manufacturers' ability to provide us with manufacturing capacity on a timely basis, or at all. If this were to occur, we likely would be unable to fill customers' existing orders or accept new orders for our products. The resulting decline in net revenues would harm our business. We also are responsible for forecasting the demand for our individual products. These forecasts are used by our contract manufacturers to procure raw materials and manufacture our finished goods. If we forecast demand too high, we may invest too much cash in inventory and we may be forced to take a write-down of our inventory balance, which would reduce our earnings. If our forecast is too low for one or more products, we may be required to pay expedite charges which would increase our cost of revenues or we may be unable to fulfill customer orders, thus reducing net revenues and therefore earnings.

     BECAUSE WE ARE DEPENDENT ON INTERNATIONAL SALES FOR A SUBSTANTIAL AMOUNT OF OUR NET REVENUES, WE FACE THE RISKS OF INTERNATIONAL BUSINESS AND ASSOCIATED
CURRENCY  FLUCTUATIONS,  WHICH  MIGHT  ADVERSELY  AFFECT  OUR OPERATING RESULTS.

     Net revenues from international sales represented 31%, 24% and 17% of net revenues for the years ended June 30, 2004, 2003 and 2002, respectively. Net revenues from Europe represented 23%, 21% and 14% of our net revenues for the years ended June 30, 2004, 2003 and 2002, respectively. Our revenues in Japan and the People's Republic of China are increasing, as well.

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

     For most of our existence, we primarily sold our products to distributors, VARs and system integrators. Although we intend to continue to use all of these sales channels, we have begun to focus more heavily on selling our products to OEMs. Selling products to OEMs involves unique risks, including the risk that OEMs will develop internal expertise in network-enabling products or will otherwise provide network functionality to their products without using our device networking solutions. If this were to occur, our stock price could decline in value and you could lose part or all of your investment.

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

     WE CARRY INVENTORY AND THERE IS A RISK WE MAY BE UNABLE TO DISPOSE OF THEM.

     Our products and therefore our inventories are subject to technological risk. At any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid their becoming obsolete. As of June 30, 2004, our inventories including raw materials, finished goods and inventory at distributors, were valued at $12.7 million and we had excess and obsolete inventory reserves of $6.0 million against these inventories. As of June 30, 2003, our inventories, including raw materials, finished goods and inventory at distributors were valued at $14.0 million and we had reserved $8.0 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our reserves and our operating results could be substantially harmed.

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

- courts may determine that our software programs use open source software in such a way that deprives the entire programs of intellectual property protection; and

- current federal laws that prohibit software copying provide only limited protection from software pirates.

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

INTEREST  RATE  RISK

     Our exposure to interest rate risk is limited to the exposure related to our cash, cash equivalents, marketable securities and our credit facilities, which is tied to market interest rates. As of June 30, 2004 and 2003, we had cash and cash equivalents of $9.1 million and $7.3 million, respectively, which consisted of cash and short-term investments with original maturities of ninety days or less, both domestically and internationally. As of June 30, 2004 and 2003, we had marketable securities of $3.1 million and $7.0 million, respectively, consisting of obligations of U.S. Government agencies, state, municipal and county government notes and bonds. We believe our marketable securities will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

FOREIGN  CURRENCY  RISK

     We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

INVESTMENT  RISK

     As of June 30, 2003, we had a net investment of $5.4 million, in Xanboo, a privately held company which can still be considered in the start-up or development stage. We performed an analysis and recorded a charge in the amount of $5.0 million, representing a write-off of all remaining value of this non-marketable equity security. This charge was included within the consolidated statements of operations as other expense.


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

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of our fiscal year. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are sufficiently effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and instructions for Form 10-K.

     (b)  Changes  in  internal  controls.

      There have been no changes in our internal control over financial reporting identified in connection with our evaluation as of the end of our fiscal year that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(a) The information required by Item 10 of this Annual Report on Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in Lantronix's definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 18, 2004 (the Proxy Statement), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of Lantronix, see "Executive Officers of the Registrant" included in Part I,
     Item  4  of  this  report.

(b)  For  information regarding our Directors Code of Ethics and compliance with
     Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled Proposal I - Election of Directors, Audit Committee, Code of Ethics and Complaint Procedures and Section 16(a) Beneficial Ownership Reporting Compliance, respectively, in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on November 18, 2004. We are incorporating the information contained in those sections of our Proxy Statement, herein by reference.

ITEM  11.     EXECUTIVE  COMPENSATION

     The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation and Related Information" in the Proxy Statement, which we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on November 18, 2004.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the sections captioned "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement which we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on November 18, 2004.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Except as set forth below, the information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the sections captioned "Election of Directors" and "Security
Ownership of Certain Beneficial Owners and Management" in the Proxy Statement which we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on November 18, 2004.

     Howard Slayen, a member of our Board of Directors also serves as our nominee to the Xanboo Board of Directors. Marc Nussbaum our Chief Executive Officer also served as a nominee to the Xanboo Board of Directors prior to his resignation from the Xanboo board in August 2003.

     One international customer, transtec AG, which is a related party due to common ownership by our largest stockholder and former Chairman of our Board of Directors, Bernhard Bruscha, accounted for approximately 3%, 4% and 5% of our net revenues for the years ended June 30, 2004, 2003 and 2002, respectively. We also had an agreement with transtec AG for the provision of technical support services at the rate of $7,500 per month, which has now been terminated.
Included in selling, general and administrative expenses are $90,000 for the year ended June 30, 2002. No similar expenses were recorded for the years ended June 30, 2004 and 2003.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

     The information under the caption "Fees Paid to Independent Auditors," appearing in the Proxy Statement which we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on November 18, 2004, is incorporated herein by reference.

                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENTS,  SCHEDULE  AND  REPORTS ON 8-K.

(a)     1.  Consolidated  Financial  Statement

     The following financial statement schedule of the Company and related Report of Independent Registered Public Accounting Firm is filed as part of this Form 10-K.


                                                                                                     PAGE
                                                                                                  ----------
Report of Independent  Registered  Public  Accounting  Firm. . . . . . . . . . . . . . . . . . .  F-1
Consolidated Balance Sheets as of June 30, 2004 and 2003 . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Statements of Operations for the years ended June 30, 2004, 2003 and 2002 . . . . .  F-3
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2004, 2003 and 2002  F-4
Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002 . . . . .  F-5
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6 - F-29


     2.   Financial  Statement  Schedule

     The following financial statement schedule of the Company and related Report of Independent Registered Public Accounting Firm is filed as part of this Form 10-K.

                                                                                PAGE
                                                                                -----
  (1)  Report  of  Independent Registered Public Accounting Firm on
       Financial Statement Schedule. . . . . . . . . . . . . . . . . . . . . .  S-1
  (2)  Schedule II-Consolidated Valuation and Qualifying Accounts. . . . . . .  S-2


     All other financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

     3.  Exhibits

     The exhibits listed on the accompanying index to exhibits immediately follow the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b)      Reports  on  Form  8-K.

     We filed the following current reports on Form 8-K during the quarter ended June 30, 2004:

     Form 8-K filed on April 2, 2004, Lantronix, reporting the Company's sale of its Premise software unit assets to an undisclosed buyer for $1.0 million in cash.

     Form 8-K filed on May 7, 2004 reporting the results of the Company's third fiscal quarter ended March 31, 2004, with selected consolidated balance sheet data and selected unaudited consolidated statement of operations data.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The  Board  of  Directors  and  Stockholders  Lantronix,  Inc.

     We have audited the accompanying consolidated balance sheets of Lantronix, Inc. as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lantronix, Inc. at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 5, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/  ERNST  &  YOUNG  LLP

Orange  County,  California
September  10,  2004

                                 LANTRONIX, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  JUNE 30,
                                                                                  --------
                                                                           2004              2003
                                                                         ---------         ---------
ASSETS
Current assets:
Cash and cash equivalents                                                $   9,128         $   7,328
Marketable securities                                                        3,050             6,750
Accounts receivable (net of allowance for doubtful accounts
of $177 and $572 at June 30, 2004 and 2003, respectively)                    3,242             3,818
Inventories                                                                  6,677             6,011
Contract manufacturers receivable (net of allowance of $38
and $62 at June 30, 2004 and 2003, respectively)                               999             1,744
Prepaid expenses and other current assets                                    1,450             3,834
Assets of discontinued operations                                                -             3,590
                                                                         ----------        ----------
Total current assets                                                        24,546            33,075
Property and equipment, net                                                    865             2,384
Goodwill                                                                     9,488             9,488
Purchased intangible assets, net                                             2,056             4,275
Long-term investments                                                            -             5,458
Officer loans (net of allowance of $4,470 at June 30, 2004
and 2003, respectively)                                                        110               104
Other assets                                                                   185               163
                                                                         ----------        ----------
Total assets                                                             $  37,250         $  54,947
                                                                         ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                         $   4,049         $   4,774
Accrued payroll and related expenses                                         1,599             1,185
Due to Gordian                                                                   -             1,000
Accrued litigation settlement                                                    -             1,533
Warranty reserve                                                             1,770             1,193
Restructuring reserve                                                          752             3,235
Other current liabilities                                                    2,922             2,604
Liabilities of discontinued operations                                           -               239
Convertible note payable                                                       867                 -
Bank line of credit                                                            500                 -
                                                                         ----------        ----------
Total current liabilities                                                   12,459            15,763
Deferred income taxes                                                            -               600
Convertible note payable                                                         -               867

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding                                                      -                 -
Common stock, $0.0001 par value; 200,000,000 shares authorized;
58,154,747 and 55,425,774 shares issued and outstanding at
June 30, 2004 and 2003, respectively                                             6                 6
Additional paid-in capital                                                 180,712           178,628
Deferred compensation                                                         (103)             (695)
Accumulated deficit                                                       (156,078)         (140,424)
Accumulated other comprehensive gain                                           254               202
                                                                         ----------        ----------
Total stockholders' equity                                                  24,791            37,717
                                                                         ----------        ----------
Total liabilities and stockholders' equity                               $  37,250         $  54,947
                                                                         ==========        ==========

                            See accompanying notes.

                                 LANTRONIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEARS ENDED JUNE 30,
                                                                          --------------------
                                                                       2004       2003       2002
                                                                     ---------  ---------  ---------
Net revenues (A)                                                     $ 48,885   $ 49,389   $ 57,591
Cost of revenues (B)                                                   25,026     36,264     40,281
                                                                     ---------  ---------  ---------
Gross profit                                                           23,859     13,125     17,310
                                                                     ---------  ---------  ---------
Operating expenses:
  Selling, general and administrative (C)                              23,293     28,660     40,538
  Research and development (C)                                          7,813      9,430      8,680
  Stock-based compensation (B) (C)                                        347      1,453      2,863
  Amortization of purchased intangible assets                             148        602        960
  Impairment of goodwill and purchased intangible assets                    -      2,353     50,445
  Restructuring (recovery) charges                                     (2,093)     5,600      3,473
  Litigation settlement costs                                               -      1,533      1,912
                                                                     ---------  ---------  ---------
Total operating expenses                                               29,508     49,631    108,871
                                                                     ---------  ---------  ---------
Loss from operations                                                   (5,649)   (36,506)   (91,561)
Interest income (expense), net                                             50        248      1,548
Other income (expense), net                                            (5,333)      (926)      (760)
                                                                     ---------  ---------  ---------
Loss before income taxes and cumulative effect of an
accounting change                                                     (10,932)   (37,184)   (90,773)
Provision (benefit) for income taxes                                     (325)       250     (6,665)
                                                                     ---------  ---------  ---------
Loss from continuing operations before cumulative effect of an
accounting change                                                     (10,607)   (37,434)   (84,108)
Loss from discontinued operations                                      (5,047)   (10,115)    (3,444)
                                                                     ---------  ---------  ---------
Loss before cumulative effect of an accounting change                 (15,654)   (47,549)   (87,552)
Cumulative effect of adoption of new accounting standard,
SFAS No. 142                                                                -          -     (5,905)
                                                                     ---------  ---------  ---------
Net loss                                                             $(15,654)  $(47,549)  $(93,457)
                                                                     =========  =========  =========
Basic and diluted loss per share from continuing operations before
cumulative effect of an accounting change                            $  (0.19)  $  (0.69)  $  (1.63)
Loss from discontinued operations                                       (0.09)     (0.19)     (0.07)
                                                                     ---------  ---------  ---------
Loss before cumulative effect of an accounting change                   (0.28)     (0.88)     (1.70)
Cumulative effect of adoption of new accounting standard,
SFAS No. 142                                                                -          -      (0.12)
                                                                     ---------  ---------  ---------
Basic and diluted net loss per share                                 $  (0.28)  $  (0.88)  $  (1.82)
                                                                     =========  =========  =========
Weighted average shares (basic and diluted)                            56,862     54,329     51,403
                                                                     =========  =========  =========

(A) Includes revenues from related parties                           $  1,416   $  1,845   $  2,644
                                                                     =========  =========  =========
(B) Cost of revenues includes the following:
Amortization of purchased intangible assets                          $  2,071   $  3,619   $  2,223
Impairment of purchased intangible assets                                   -      3,082      6,448
Stock-based compensation                                                   48         89        117
                                                                     ---------  ---------  ---------
                                                                     $  2,119   $  6,790   $  8,788
                                                                     =========  =========  =========
(C) Stock-based compensation is excluded from the following:
Selling, general and administrative expenses                         $    306   $  1,074   $  2,086
Research and development expenses                                          41        379        777
                                                                     ---------  ---------  ---------
                                                                     $    347   $  1,453   $  2,863
                                                                     =========  =========  =========

                            See accompanying notes.


                                                      LANTRONIX, INC.

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                                          ACCUM-
                                                                     NOTES                  RETAINED      ULATED
                                                          ADDI-      RECEI-                 EARNINGS      OTHER        TOTAL
                                       COMMON STOCK      TIONAL      VABLE      DEFERRED    (ACCUM-      COMPRE-       STOCK
                                  --------------------   PAID-IN      FROM      COMPEN-      ULATED      HENSIVE      HOLDERS'
                                    SHARES     AMOUNT    CAPITAL    OFFICERS     SATION     DEFICIT)   GAIN (LOSS)     EQUITY
                                  -----------  -------  ---------  ----------  ----------  ----------  ------------  ----------
Balance at June 30, 2001          43,301,803   $     4  $109,871   $    (790)  $ (10,020)  $     582   $      (151)  $  99,496
  Issuance of common stock in
  secondary public offering        6,400,500         1    47,085           -           -           -             -      47,086
  Stock options exercised          1,073,452         -     1,619           -           -           -             -       1,619
  Employee stock purchase plan       178,687         -       437           -           -           -             -         437
  Deferred compensation, net               -         -    (1,899)          -       1,899           -             -           -
  Stock-based compensation                 -         -         -           -       3,575           -             -       3,575
  Repayment of notes receivable            -         -         -         513           -           -             -         513
  Provision for notes receivable
  from officers                            -         -         -         249           -           -             -         249
  Purchase transactions            3,298,086         -    22,941           -           -           -             -      22,941
  Repurchase of common stock               -         -      (507)          -           -           -             -        (507)
  Components of comprehensive
  loss:
    Translation adjustment                 -         -         -           -           -           -            73          73
    Change in net unrealized
    loss on investment                     -         -         -           -           -           -           132         132
    Net loss                               -         -         -           -           -     (93,457)            -     (93,457)
                                                                                                                     ----------
  Comprehensive loss                                                                                                   (93,252)
                                  -----------  -------  ---------  ----------  ----------  ----------  ------------  ----------
Balance at June 30, 2002          54,252,528         5   179,547         (28)     (4,546)    (92,875)           54      82,157
  Stock options exercised            152,004         -        37           -           -           -             -          37
  Repurchase of common stock        (448,335)        -         -           -           -           -             -           -
  Employee stock purchase plan       406,205         -       280           -           -           -             -         280
  Deferred compensation, net               -         -    (2,310)          -       2,548           -             -         238
  Stock-based compensation                 -         -         -           -       1,303           -             -       1,303
  Repayment of notes receivable            -         -         -          28           -           -             -          28
  Premise settlement               1,063,372         1     1,074           -           -           -             -       1,075
  Components of comprehensive
  loss:
    Translation adjustment                 -         -         -           -           -           -           148         148
    Net loss                               -         -         -           -           -     (47,549)            -     (47,549)
                                                                                                                     ----------
  Comprehensive loss                                                                                                   (47,401)
                                  -----------  -------  ---------  ----------  ----------  ----------  ------------  ----------
Balance at June 30, 2003          55,425,774         6  $178,628          (-)       (695)   (140,424)          202      37,717
  Stock options exercised            496,335         -       359           -           -           -             -         359
  Employee stock purchase plan       505,935         -       369           -           -           -             -         369
  Deferred compensation, net               -         -      (197)          -         197           -             -           -
  Stock-based compensation                 -         -         -           -         395           -             -         395
  Dunstan settlement               1,726,703         -     1,553           -           -           -             -       1,553
  Components of comprehensive
  loss:
    Translation adjustment                 -         -         -           -           -           -            52          52
    Net loss                               -         -         -           -           -     (15,654)            -     (15,654)
                                                                                                                     ----------
  Comprehensive loss                                                                                                   (15,602)
                                                                                                                     ----------
Balance at June 30, 2004          58,154,747   $     6  $180,712   $      (-)  $    (103)  $(156,078)  $       254   $  24,791
                                  ===========  =======  =========  ==========  ==========  ==========  ============  ==========

                                                   See accompanying notes.

                                 LANTRONIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEARS ENDED JUNE 30,
                                                                                    --------------------
                                                                                 2004       2003       2002
                                                                               ---------  ---------  ---------
Cash flows from operating activities:
Net loss from continuing operations                                            $(10,607)  $(37,434)  $(90,013)
Net loss from discontinued operations                                            (5,047)   (10,115)    (3,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of adoption of new accounting standard, SFAS No. 142                -          -      5,905
Depreciation                                                                      1,742      2,361      2,465
Amortization of purchased intangible assets                                       2,219      4,221      3,709
Impairment of goodwill and purchased intangible assets                                -      5,435     57,276
Stock-based compensation                                                            395      1,542      2,980
Deferred income taxes                                                              (600)         -     (5,594)
Provision for officer loans                                                           -          -      4,403
Loss on sale of long-term investment                                                 31          -          -
Restructuring (recovery) charges                                                 (1,551)     5,600      3,473
Litigation settlement costs                                                           -      1,533      1,912
Equity losses from unconsolidated businesses                                        413      1,303      1,002
Provision for doubtful accounts                                                    (164)      (473)     1,680
Provision for inventory reserves                                                    368      4,189      3,443
Revaluation of strategic investment                                               5,007          -        500
Loss on disposal of assets                                                           25          -          -
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable                                                                 708      2,875      2,557
Inventories                                                                         199        581       (456)
Contract manufacturers receivable                                                   777       (154)         -
Prepaid expenses and other current assets                                         1,173      1,729     (1,034)
Other assets                                                                        (28)       148     (2,404)
Accounts payable                                                                   (725)       195     (3,857)
Due to related party                                                                  -       (246)      (541)
Due to Gordian                                                                   (1,000)    (2,000)     3,000
Accrued Lightwave settlement                                                          -     (2,004)         -
Warranty reserve                                                                    577        714        (83)
Restructuring reserve                                                              (932)    (2,772)
Net assets of discontinued operations                                             3,351      7,108      1,790
Other current liabilities                                                           732     (1,906)      (590)
                                                                               ---------  ---------  ---------
Net cash used in operating activities                                            (2,937)   (17,570)   (12,830)
                                                                               ---------  ---------  ---------
Cash flows from investing activities:
Purchases of property and equipment, net                                           (248)      (222)    (2,750)
Purchases of marketable securities                                                 (552)   (11,000)    (9,490)
Purchase of intellectual property                                                     -          -     (6,000)
Purchases of minority investments                                                     -          -     (7,288)
Proceeds from sale of long-term investment                                            7
Proceeds from sale of marketable securities                                       4,252     11,250      4,500
Acquisition of businesses, net of cash acquired                                       -     (2,114)    (4,746)
                                                                               ---------  ---------  ---------
Net cash used in investing activities                                             3,459     (2,086)   (25,774)
                                                                               ---------  ---------  ---------
Cash flows from financing activities:
Net proceeds from underwritten offerings of common stock                              -          -     47,085
Net proceeds from other issuances of common stock                                   726        317      2,057
Proceeds from repayment of notes receivable from officers                             -         28        513
Borrowings on revolving line of credit                                              500          -          -
                                                                               ---------  ---------  ---------
Net cash provided by financing activities                                         1,226        345     49,655
Effect of exchange rates on cash                                                     52        148         73
                                                                               ---------  ---------  ---------
Net increase (decrease) in cash                                                   1,800    (19,163)    11,124
Cash and cash equivalents at beginning of year                                    7,328     26,491     15,367
                                                                               ---------  ---------  ---------
Cash and cash equivalents at end of year                                       $  9,128   $  7,328   $ 26,491
                                                                               =========  =========  =========
Supplemental disclosure of cash flow information:
Interest paid                                                                  $     43   $     13   $     49
Income taxes paid                                                              $    485   $     49   $    210

                                           See accompanying notes.

                                 LANTRONIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The  Company

     Lantronix, Inc. (the "Company"), incorporated in California in June 1989 and re-incorporated in the State of Delaware in May 2000, is engaged primarily in the design and distribution of networking and Internet connectivity products on a worldwide basis. The actual assembly and a portion of the engineering of the Company's products are outsourced to third parties.

     The Company has incurred losses from operations and has reported negative operating cash flows. As of June 30, 2004, the Company had an accumulated deficit of $156.1 million and cash, cash equivalents and marketable securities of $12.2 million. The Company has no material financial commitments other than $500,000 in borrowings under a line of credit, $867,000 convertible note payable which was paid in August 2004, operating lease agreements and inventory purchase orders. The Company believes that its existing cash, cash equivalents and marketable securities, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months. Long term the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements.

Basis  of  Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. At June 30, 2004, approximately $2.9 million of the Company's net tangible assets (primarily cash held in foreign bank accounts) were located outside the United States. Such assets are unrestricted with regard to foreign liquidity needs, however, the ability of the Company to utilize such assets to satisfy liquidity needs outside of such foreign locations are subject to approval by the foreign location board of directors.

     In March 2004, the Company completed the sale of substantially all of the net assets of Premise Systems, Inc. ("Premise") (Note 7). The Company's consolidated financial statements have been presented to reflect Premise as a discontinued operation for all periods.

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

Revenue  Recognition

     The Company does not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Commencing July 1, 2000, the Company adopted a new accounting policy for revenue recognition such that recognition of revenue and related gross profit from sales to distributors are deferred until the distributor resells the product. Net revenue from certain smaller distributors, for which point-of-sale information is not available, is recognized one month after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end user. When product sales revenue is recognized, the Company establishes an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, it establishes an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed the Company's estimates, additional reductions to revenues would result. Revenue from the licensing of software is recognized at the time of shipment (or at the time of resale in the case of software products sold through distributors), provided the Company has vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Revenue from post contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered. The Company's products typically carry a ninety day to two year warranty. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, the Company sells extended warranty services which extend the warranty period for an additional one to three years. Warranty revenue is recognized evenly over the warranty service period.

Allowance  for  Doubtful  Accounts

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company's allowance for doubtful accounts is based on its assessment of the collectibility of specific customer accounts, the aging of accounts receivable, the Company's history of bad debts and the general condition of the industry. If a major customer's credit worthiness deteriorates, or the Company's customers' actual defaults exceed its historical experience, its estimates could change and impact its reported results. The Company also maintains a reserve for uncertainties relative to the collection of officer notes receivable. Factors considered in determining the level of this reserve include the value of the collateral securing the notes, our ability to effectively enforce collection rights and the ability of the former officers to honor their obligations.

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

Fair  Value  of  Financial  Instruments

     The Company's financial instruments consist principally of cash, cash equivalents, marketable securities, accounts receivable, notes receivable, contract manufacturer receivable, accounts payable, convertible debt, bank line of credit and accrued liabilities. The Company believes all of the financial instruments' recorded values approximate current values because of the short maturities of these investments.

Marketable  Securities

     The Company classifies its marketable securities as available for sale. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county governments notes and bonds which can be readily converted to cash.

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

     In September and October 2001, the Company paid an aggregate of $3.0 million to Xanboo Inc. ("Xanboo") for convertible promissory notes, which converted in January 2002, in accordance with their terms, into Xanboo preferred stock. In addition, the Company purchased $4.0 million of Xanboo preferred stock in January 2002. The Company's ownership interest in Xanboo was 14.9% and 15.3% at June 30, 2004 and 2003, respectively. The Company is accounting for this long-term investment under the equity method based upon the Company's ability, through representation on Xanboo's board of directors, to exercise significant influence over its operations. The Company's interest in the losses of Xanboo aggregating $413,000, $1.3 million and $526,000 during the years ended June 30, 2004, 2003 and 2002, respectively, have been recognized as other expense in the accompanying consolidated statement of operations.

     The Company periodically reviews its investments for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. The Company generally believes an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive quarters, absent evidence to the contrary. On the basis of events occurring during the quarter ended June 30, 2004, the Company performed an analysis and recorded a charge in the amount of $5.0 million, representing a write-off of all remaining value of this non-marketable equity security. This charge was included within the consolidated statements of operations as other expense. During the year ended June 30, 2002, the Company recorded a $500,000 impairment charge related to another non-marketable equity investment resulting from an other-than-temporary decline in its value. This amount was included within the consolidated statements of operations as other expense.

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

Capitalized  Internal  Use  Software  Costs

     The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized computer software costs consist of purchased software licenses and implementation costs. At June 30, 2004 and 2003, $75,000 and $734,000, respectively, are included in computer and office equipment in the accompanying consolidated balance sheet. The capitalized software costs are being amortized on a straight-line basis over a period of three years. Amortization for the years ended June 30, 2004, 2003 and 2002 totaled $659,000, $776,000 and $999,000, respectively. Capitalized internal use software with a net carrying amount of approximately $107,000 and $898,000 were written off for the years ended June 30, 2003 and 2002, respectively, as a result of the Company's fiscal 2003 and 2002 restructuring plans (Note 6). No similar write-offs were recorded for the year ended June 30, 2004.

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

Stock-Based  Compensation

     The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"), and SFAS No. 148, "Accounting for Stock-Based

Compensation Transition and Disclosure ("SFAS No. 148"). Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS No. 123.

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

The fair value of options granted to employees after the initial public offering have been estimated with the following weighted average assumptions:


                               YEARS ENDED JUNE 30,
                               --------------------
                               2004    2003    2002
                              ------  ------  ------

Expected life (in years) . .   4.00    4.00    4.00
Volatility . . . . . . . . .   1.24    1.28    1.31
Risk-free interest rate. . .   3.60%   1.90%   4.10%
Dividend yield . . . . . . .   0.00%   0.00%   0.00%
Weighted average fair value.  $1.09   $0.68   $3.81


     For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying instruments. The results of applying SFAS No. 123 to the Company's stock-based awards to employees would approximate the following:

                                 YEARS  ENDED  JUNE  30,
                               -------------------------
                                               2004      2003      2002
                                           -----     -----     -----
                                    (in  thousands,  except  per  share  data)
Net  loss:
As  reported                           $(15,654)     $(47,549)     $(93,457)
Pro  forma                              (18,351)      (52,311)      (97,708)
Basic and diluted net loss per share:
As  reported                           $  (0.28)     $  (0.88)     $  (1.82)
Pro  forma                                (0.32)        (0.96)        (1.90)

Loss  Per  Share

     Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the year.




                                                                    YEARS ENDED JUNE 30,
                                                             -------------------------------
                                                               2004       2003       2002
                                                             ---------  ---------  ---------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER  SHARE  DATA)
Numerator:
Loss from continuing operations before cumulative
effect of an accounting change                               $(10,607)  $(37,434)  $(84,108)
Loss from discontinued operations                              (5,047)   (10,115)    (3,444)
                                                             ---------  ---------  ---------
Loss before cumulative effect of an accounting change         (15,654)   (47,549)   (87,552)
Cumulative effect of adoption of new accounting standard,
SFAS No. 142                                                        -          -     (5,905)
                                                             ---------  ---------  ---------
Net loss                                                     $(15,654)  $(47,549)  $(93,457)
                                                             =========  =========  =========
Denominator:
Weighted-average shares outstanding                            57,194     54,661     51,909
Less: Non-vested common shares outstanding                       (332)      (332)      (506)
                                                             ---------  ---------  ---------
Denominator for basic and diluted loss per share               56,862     54,329     51,403
                                                             =========  =========  =========
Basic and diluted loss per share from continuing operations
before cumulative effect of an accounting change             $  (0.19)  $  (0.69)  $  (1.63)
Loss from discontinued operations                               (0.09)     (0.19)     (0.07)
                                                             ---------  ---------  ---------
Loss before cumulative effect of an accounting change           (0.28)     (0.88)     (1.70)
Cumulative effect of adoption of new accounting standard,
SFAS No. 142                                                        -          -      (0.12)
                                                             ---------  ---------  ---------
Basic and diluted net loss per share                         $  (0.28)  $  (0.88)  $  (1.82)
                                                             =========  =========  =========


     Common share equivalents of 1,126,503, 453,053 and 359,222 have been excluded from the diluted net loss per share calculation for the years ended June 30, 2004, 2003 and 2002, respectively, because they were antidilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

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

Advertising  Costs

     The Company expenses advertising costs as incurred. Advertising expense was approximately $392,000, $336,000, and $703,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

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

Reclassifications

     Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform with current year presentation.

Recent  Accounting  Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," ("FIN 46"). FIN 46 requires certain variable interest entities ("VIE") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending March 15, 2004. The Company reviewed its investments and other arrangements and determined that none of its investee companies are VIE's.

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


2.     BUSINESS  COMBINATIONS

     During fiscal year 2002, the Company completed the acquisitions of Synergetic Micro Systems, Inc. ("Synergetic") and Premise Systems, Inc. ("Premise"). During fiscal year 2003, the Company completed the acquisition of Stallion Technologies PTY, LTD ("Stallion"). These acquisitions have been accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations of these acquisitions after their dates of acquisition. The acquisition of Synergetic provides the Company with high-performance embedded chips to complement its device networking products. The acquisition of Stallion complements the Company's existing multiport and terminal server product lines.

     A summary of transactions accounted for using the purchase method of accounting is outlined below:


                                                                 SHARES       TOTAL
                                                                RESERVED     SHARES
                    DATE                             SHARES    FOR OPTIONS  ISSUED OR      CASH
COMPANY ACQUIRED  ACQUIRED         BUSINESS          ISSUED      ASSUMED    RESERVED   CONSIDERATION
----------------  ---------  ---------------------  ---------  -----------  ---------  -------------
                             Embedded network
                             Communications
Synergetic        Oct. 2001  solutions provider     2,234,715      615,705  2,850,420   $2.7 million

                             Developer of client
                             side software
Premise           Jan. 2002  applications           1,063,371      875,000  1,938,371              -

                             Provider of terminal
                             servers and multiport
Stallion          Aug. 2002  products                       -            -          -    2.1 million


     The share issuances were exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended. Portions of the cash consideration and shares issued were held in escrow pursuant to the terms of the acquisition agreements.

     The Premise agreement required the Company to issue 1,150,000 shares of common stock in exchange for all remaining shares of Premise. Prior to the acquisition, the Company held shares of Premise representing 19.9% ownership and, in addition, held convertible promissory notes of $1.2 million with interest accrued thereon at the rate of 9.0%. The convertible promissory notes were converted into equity securities of Premise at the closing of the transaction. The Company issued an aggregate of 1,063,371 shares of its common stock in exchange for all remaining outstanding shares of Premise common stock and reserved 875,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options and other rights of Premise. Refer to Note 7 for the discontinued operations of Premise.

     The Stallion agreement required the Company to pay $1.2 million in cash consideration and establish a cash escrow account in the amount of $867,000 at the acquisition date to be used in lieu of the Company's common stock in the event that the Company was unable to issue registered shares by October 31, 2002. In accordance with the terms of the acquisition agreement, the Company was not able to issue registered shares by October 31, 2002; accordingly, the cash escrow amount of $867,000 was released on November 1, 2002. In addition, the Company issued a two-year note in the principal amount of $867,000, which is due in August 2004 (Note 8). The Company relied on the exemption in Section 4 (2) of the Securities Act of 1933 in that the offering of the convertible note was not a public offering.

Allocation  of  Purchase  Consideration

     For each of the three purchase transactions, the Company obtained independent appraisals of the fair value of the tangible and intangible assets acquired in order to allocate the purchase price. Based upon those appraisals, the purchase price was allocated as follows (in thousands):

                  NET TANGIBLE
                  -------------
                     ASSETS
                  (LIABILITIES)             PURCHASED     DEFERRED    DEFERRED TAX               TOTAL
                                           -----------                                       -------------
COMPANY ACQUIRED    ACQUIRED     GOODWILL  INTANGIBLES  COMPENSATION   LIABILITIES   IPR&D   CONSIDERATION
----------------  -------------  --------  -----------  ------------  -------------  -----   -------------

Synergetic        $       (233)  $ 13,952  $    11,100  $        203  $     (5,213)  $    -  $      19,809
Premise                    (79)     6,593        3,700             -        (1,480)   1,000          9,734
Stallion                   (93)     2,270        1,500             -          (600)       -          3,077


     The  consideration for the purchase transactions was calculated as follows:
a) common shares issued were valued based upon the Company's stock price for a short period just before and after the companies reached agreement and the proposed transactions were announced and b) employee stock options were valued in accordance with FIN 44. Net tangible assets acquired in connection with the purchase transactions include the acquisition costs incurred by the Company. Additionally, the net tangible assets of Synergetic reflect an outstanding credit facility aggregating $626,000, which was paid in full by the Company in connection with the terms of the merger agreements.

Unaudited  Pro  Forma  Data

     The pro forma statements of operations data of the Company set forth below gives effect to the acquisition of Stallion as if it had occurred at the beginning of fiscal 2003 and excludes the discontinued operations of Premise which was acquired in January 2002. The results for the year ended June 30, 2004 includes a full year of operations from the acquisition of Stallion. The following unaudited pro forma statement of operations data includes the amortization of purchased intangible assets and stock-based compensation. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or the results that would have actually occurred had the acquisitions taken place at the beginning of fiscal 2003:


                                         YEAR ENDED
                                        JUNE 30, 2003
                                        (IN THOUSANDS,
                                       EXCEPT PER SHARE
                                            DATA)

Net revenues                               $49,712
                                      ==================

Net loss                                  $(47,543)
                                      ==================

Basic and diluted net loss per share       $ (0.88)
                                      ==================


3.     COMPONENTS  OF  BALANCE  SHEET

Inventories


                                                 JUNE 30,
                                            ------------------
                                              2004      2003
                                            --------  --------
                                              (IN THOUSANDS)
Raw materials                               $ 4,047   $ 5,109
Finished goods                                7,368     7,940
Inventory at distributors                     1,291       959
                                            --------  --------
                                             12,706    14,008
Reserve for excess and obsolete inventory    (6,029)   (7,997)
                                            --------  --------
                                            $ 6,677   $ 6,011
                                            ========  ========


Property  and  Equipment

                                          JUNE 30,
                                     ------------------
                                       2004      2003
                                     --------  --------
                                       (IN THOUSANDS)
Computer and office equipment        $ 5,873   $ 6,057
Furniture and fixtures                   978       964
Production and warehouse equipment       599       469
Transportation equipment                  27        33
                                     --------  --------
                                       7,477     7,523
Accumulated depreciation              (6,612)   (5,139)
                                     --------  --------
                                     $   865   $ 2,384
                                     ========  ========

Warranty  Reserve

                                    JUNE 30,
                                ---------------
                                 2004     2003
                                ------   -------
                                 (IN THOUSANDS)
Beginning balance               $1,193   $  479
Charged to costs and expenses    1,168      878
Charged to other expenses            -     (153)
Deductions                        (591)     (11)
                                ------   -------
Ending balance                  $1,770   $1,193
                                ======   =======


4.     OFFICER  LOANS

     The Company had net outstanding notes receivable from officers of $110,000 (net of allowance of $4.5 million) at June 30, 2004 and 2003 primarily related to taxes on exercised stock options. These notes are non-recourse, are secured by 2,573,394 shares of common stock, and are interest bearing at rates ranging from 5.19% to 7.50% per annum. Principal and any unpaid interest are due upon any transfer or disposition of the common stock. One of the note holders is the former Chief Executive Officer who assumed the role of Chief Technology and Strategy Officer of the Company effective May 30, 2002 and resigned from the Company effective September 1, 2002. One of the note holders is one of the Company's outside directors and one of the note holders is the former Chief Operating/Chief Financial Officer who was terminated by the Company on May 3, 2002. The Company reduced the carrying amount of the officer loans by $4.5 million by establishing a reserve for uncertainties relative to collection of the related receivables. Factors considered in determining the level of this reserve include the value of the collateral securing the notes, the ability of the Company to effectively enforce its collection rights and the ability of the former officers to honor their obligations to the Company. As of June 30, 2004, no impairment has been recorded as it relates to the note receivable from the outside director.


5.     GOODWILL  AND  PURCHASED  INTANGIBLE  ASSETS

Goodwill

     The change in the carrying amount of goodwill is as follows (in thousands):


                                      YEARS ENDED
                                        JUNE 30,
                                     --------------
                                      2004    2003
                                     ------  ------
Balance as of July 1                 $9,488  $7,218
Goodwill acquired during the period     -     2,270
                                     ------  ------
Balance as of June 30                $9,488  $9,488
                                     ======  ======

Purchased  Intangible  Assets

     The composition of purchased intangible assets is as follows (in thousands):

                                             JUNE 30, 2004                 JUNE 30, 2003
                                   ------------------------------  ------------------------------
                          USEFUL            ACCUMULATED                     ACCUMULATED
                          LIVES    GROSS    AMORTIZATION    NET    GROSS    AMORTIZATION    NET
                        ---------  ------  --------------  ------  ------  --------------  ------
Existing technology     1-5 years  $7,090  $     (5,101 )  $1,989  $7,090  $      (3,029)  $4,061
Patent/core technology          5     405           (365)      40     405           (283)     122
Tradename/trademark             5      32            (24)       8      32            (18)      14
Non-compete agreements        2-3     140           (121)      19     140            (62)      78
                                   ------  --------------  ------  ------  --------------  ------
Total                              $7,667  $      (5,611)  $2,056  $7,667  $      (3,392)  $4,275
                                   ======  ==============  ======  ======  ==============  ======


     The amortization expense for purchased intangible assets for the year ended June 30, 2004 was $2.2 million, of which $2.1 million was amortized to cost of revenues and $148,000 was amortized to operating expenses. The estimated amortization expenses for the next two years are as follows:

                             COST OF    OPERATING
                             REVENUES   EXPENSES   TOTAL
                             ---------  ---------  ------
Fiscal year ending June 30:
2005                         $   1,432  $      67  $1,499
2006                               557          -     557
                             ---------  ---------  ------
Total                        $   1,989  $      67  $2,056
                             =========  =========  ======


In acquisitions accounted for using the purchase method, goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Prior to the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective July 1, 2002, goodwill was amortized on a straight-line basis over a seven-year period. Purchased intangible assets are amortized on a straight-line basis over periods ranging from one to five years.

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

     In connection with the adoption of SFAS No. 142, the Company completed its initial assessment and concluded that goodwill arising from the acquisition of United States Software Corporation ("USSC"), having a carrying value of approximately $5.9 million as of July 1, 2001, may be impaired. The Company engaged an independent valuation company to perform a review of the value of goodwill related to USSC. Based on the independent valuation, which utilized a discounted cash flow valuation technique, the Company recorded a $5.9 million charge for the impairment of the USSC goodwill. This amount is reflected as the cumulative effect of adopting the new accounting standard effective July 1, 2001.

     The Company performed the first of the required annual impairment tests of goodwill under the guidelines of SFAS No. 142 effective as of June 1, 2002. As a result of industry conditions, lower market valuations and reduced estimates of information technology capital equipment spending in the future, the Company determined that there were indicators of impairment to the carrying value of goodwill related to the acquisitions of Lightwave and Synergetic which had carrying values of $39.7 million and $13.9 million, respectively, as of June 30, 2002. During the fourth quarter of fiscal 2002, the Company engaged an independent valuation company to perform a review of the value of goodwill and based on the independent valuation the Company recorded a $46.4 million impairment charge on its goodwill.

     Additionally, during the fourth quarter of 2002, the Company performed a review of the value of its purchased intangible assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). As a result of industry conditions, lower market valuations and reduced estimates of information technology capital equipment spending in the future, the Company determined that there were indicators of impairment to the carrying value of its purchased intangible assets related to its acquisitions. During the fourth quarter of fiscal 2002, the Company engaged an independent valuation company to perform a review of the value of its purchased intangible assets and based on the independent valuation the Company recorded a $9.8 million impairment charge of which $4.0 million and $5.8 million was charged to operating expenses and cost of revenues, respectively. Additionally, the Company recorded an impairment charge of $665,000 related to intellectual property not associated with an acquisition.

     During the fourth quarter of fiscal 2003, the Company performed an assessment of the value of its purchased intangible assets in accordance with SFAS No. 144. As a result of industry conditions, continued lower market valuations, reduced estimates in information technology capital equipment spending in the future and other factors impacting expected future cash flows, the Company determined that there were indicators of impairment to the carrying value of its purchased intangible assets recorded as part of its acquisitions. The Company engaged an independent valuation company to perform a review of the value of its purchased intangible assets. Based on the independent valuations during the fourth quarter of fiscal 2003, the Company recorded a $5.4 million impairment charge of which $2.3 million and $3.1 million were charged to operating expenses and cost of revenues, respectively.

     During the fourth quarter of fiscal 2004, the Company completed its annual impairment assessment and determined that no impairment was indicated as the estimated fair values exceeded their respective carrying values.

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

     The intellectual property agreement required the Company to pay Gordian $6.0 million in order to acquire an interest in the Gordian intellectual property, which was paid in three installments. The Company paid $3.0 million concurrent with the signing of the agreement, $2.0 million on July 1, 2002 and the remaining $1.0 million on July 1, 2003. The Company agreed to purchase $1.5 million of engineering and support services from Gordian over the next 18 months. The Company is amortizing the intellectual property rights over the remaining life cycles of the products designed by Gordian, or approximately three years. The Company recorded $1.8 million, $2.5 million and $212,000 of amortization expense included in cost of revenues for the years ended June 30, 2004, 2003 and 2002.


6.     RESTRUCTURING  CHARGES

     On February 6, 2002, the Company announced a restructuring plan to prioritize its initiatives around the growth area of its business, focus on profit contribution, reduce expenses, and improve operating efficiency. This restructuring plan included a worldwide workforce reduction, consolidation of excess facilities and other charges. As of June 30, 2002, the Company recorded restructuring costs totaling $3.5 million. Through June 30, 2003, the February 2002 restructuring plan had resulted in the reduction of approximately 50 regular employees worldwide and the Company incurred actual workforce reduction charges of approximately $1.9 million related to severance and fringe benefits. Included in the workforce reduction charge was a non-cash stock-based compensation charge in the amount of $595,000 associated with the modification of stock options that were outstanding at the termination date. Property, equipment and other assets that were disposed of or removed from operations resulted in a charge of $1.6 million and consisted primarily of computer software and related equipment, production, engineering and office equipment, and furniture and fixtures.

     On September 12, 2002 and March 14, 2003, the Company announced a restructuring plan to prioritize its initiatives around the growth areas of its business, focus on profit contribution, reduce expenses, and improve operating efficiency. These restructuring plans included a worldwide workforce reduction, consolidation of excess facilities and other charges. The Company recorded restructuring costs totaling $5.6 million, which were classified as operating expenses in the Company's consolidated statement of operations for the year ended June 30, 2003. These restructuring plans resulted in the reduction of approximately 58 regular employees worldwide. The Company recorded workforce reduction charges of approximately $1.2 million related to severance and fringe benefits for the terminated employees. The Company recorded charges of approximately $4.4 million related to consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs, write-off of leasehold improvements and terminations of a contractual obligation.

     During the year ended June 30, 2004, the Company completed the sale of its Premise business unit as more fully disclosed in Note 7. As a result, the Company recorded approximately $670,000 of restructuring charges which are included in discontinued operations of which $633,000 related to certain future lease obligations and $37,000 related to workforce reductions of three Premise employees that were not transferred to the buyer.

     During the year ended June 30, 2004, approximately $2.1 million of restructuring charges were recovered related to a favorable settlement of a contractual obligation, consolidation of excess facilities and workforce reductions which were previously accrued for in fiscal year 2003. The remaining restructuring reserve is related to facility closures in Naperville, Illinois, Hillsboro, Oregon, Redmond, Washington and Ames, Iowa. Payments under the lease obligations will end in fiscal 2007.

     A summary of the activity in the restructuring liability account is as follows (in thousands):



                                                   RESTRUCTURING
                                    RESTRUCTURING     COSTS        CASH
                                     RESERVE AT     INCLUDED IN   CHARGES                 RESTRUCTURING
                                      JUNE 30,     DISCONTINUED   AGAINST  RESTRUCTURING    RESERVE AT
                                       2003         OPERATIONS    RESERVE    RECOVERY     JUNE 30, 2004
                                    -------------  -------------  -------  -------------  -------------
Workforce reductions . . . . . . .    $  260       $        21    $  (98)  $    (183)     $           -
Contractual obligations. . . . . .     2,000                 -      (450)     (1,550)                 -
Consolidation of excess facilities       975               521      (384)       (360)               752
                                    -------------  -------------  -------  ----------     -------------
Total. . . . . . . . . . . . . . .    $3,235       $       542    $ (932)  $  (2,093)     $         752
                                    =============  =============  =======  =============  =============


7.          DISCONTINUED  OPERATIONS

     In August 2001, the FASB issued SFAS No. 144. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of;" however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation's - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for the disposal of a segment of a business. Under SFAS No. 144, a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company and,
(ii) the company will not have any significant continuing involvement in such operations.

In March 2004, the Company completed the sale of substantially all of the net assets of its Premise business unit for $1.0 million. Additionally, the Company incurred $383,000 of disposal costs.

The net revenues and loss from discontinued operations are as follows (in thousands):


                                                                           YEAR ENDED
                                                                            JUNE 30,
                                                                           ----------
                                                                  2004        2003       2002
                                                              ------------  ---------  --------
Net revenues                                                  $        86   $    120   $    55
                                                              ============  =========  ========

Loss from discontinued operations                             $    (5,639)  $(10,115)  $(3,444)
Gain on sale of assets of discontinued operations                     592          -         -
                                                              ------------  ---------  --------
Loss from discontinued operations, net of income taxes of $0  $    (5,047)  $(10,115)  $(3,444)
                                                              ============  =========  ========

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
                                              ==============


     The Company performed its annual impairment tests under the guidelines of SFAS No. 142 as of April 1, 2003. The Company compared the carrying value of each reporting unit to its estimated fair value calculated with the assistance of an independent valuation company. An impairment loss was recognized for reporting units where the carrying value of their goodwill exceeded the implied fair value of goodwill. Based on this assessment, the Company recorded a charge of $4.4 million during the fourth quarter of fiscal 2003 to write down the value of goodwill. This amount is included as part of discontinued operations for the year ended June 30, 2004.

     During the quarter ended December 31, 2003, the Company identified indicators of an other than temporary impairment as it related to its Premise acquisition of goodwill and purchased intangible assets. The Company performed an assessment of the value of its goodwill and purchased intangible assets related to the Premise acquisition in accordance with SFAS No. 142, and SFAS No.
144. The Company identified certain conditions including continued losses and the inability to achieve significant revenues from the existing home automation and media management software markets as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated. The Company revised its projections and determined that the projected results utilizing a discounted cash flow valuation technique would not fully support the carrying values of the goodwill and purchased intangible assets associated with the Premise acquisition. Based on this assessment, the Company recorded an impairment charge of $2.2 million during the second quarter of fiscal 2004 to write-off the value of the Premise goodwill. Additionally during the quarter ended December 31, 2003, the Company recorded a $790,000 impairment charge of the Premise purchased intangible assets of which $14,000 and $776,000 were charged to operating expenses and cost of revenues, respectively. As a result of the sale of the Premise business unit, the goodwill and purchased intangibles, net of Premise at June 30, 2003, have been included as part of discontinued operations.


8.     BANK  LINE  OF  CREDIT  AND  DEBT

     In January 2002, the Company entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. The Company was required to pay a $100,000 facility fee which was reduced to $62,500 and was paid. The Company was also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. Since establishing the line of credit, the Company has twice reduced the amount of the line, modified customary financial covenants and adjusted the interest rate to be charged on borrowings to the prime rate plus .50% and eliminated the LIBOR option. Effective July 25, 2003, the Company further modified this line of credit, reducing the revolving line to $5.0 million and adjusting the customary affirmative and negative covenants. The Company is also required to maintain certain financial ratios as defined in the agreement. The agreement has an annual revolving maturity date that renews on the effective date. The agreement was renewed on July 24, 2004 with an amendment to a financial ratio. The Company is required to pay a $12,500 facility fee for the renewal. The Company's borrowing base at June 30, 2004 was $3.2 million. In March 2004, the Company borrowed $500,000 against this line of credit. Additionally, the Company has used letters of credit available under its line of credit totaling approximately $1.0 million in place of cash to fund deposits on leases, tax account deposits and security deposits. As a result, the Company's available line of credit at June 30, 2004 was $1.6 million. The Company is currently in compliance with the revised financial covenants of the July 24, 2004 amended line of credit. Pursuant to the line of credit, the Company is restricted from paying any dividends.

     The Company issued a two-year note in the principal amount of $867,000 as a result of its acquisition of Stallion (note 2) accruing interest at a rate of 2.5% per annum. Interest expense related to the note totaled approximately $22,000 and $19,000 at June 30, 2004 and 2003, respectively. No similar interest expense was recorded for the year ended June 30, 2002. The notes are convertible into the Company's common stock at any time, at the election of the holders, at a $5.00 conversion price. The notes were due and paid in August 2004 as the holders elected not to convert the notes into the Company's common stock.


9.     STOCKHOLDERS'  EQUITY

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

Employee  Stock  Purchase  Plan

     In May 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (the "Purchase Plan") effective upon the completion of the initial public offering. A total of 1,050,000 shares of common stock have been reserved for issuance under the Purchase Plan. The number of shares available for issuance pursuant to the Purchase Plan increases annually commencing in fiscal year 2001. The Purchase Plan permits participants to purchase common stock at six-month intervals through payroll deductions of up to 15% of the participant's compensation, as defined. Amounts deducted and accumulated by the participants are to be used to purchase shares of common stock at the end of each offering period, as defined, at 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period. For the years ended June 30, 2004, 2003 and 2002, 505,935, 406,205 and 178,687 shares were issued under the plan at an average per share price of $0.73, $0.69 and $2.45, respectively. At June 30, 2004, 107,942 shares were available for future issuances under this plan.

Reverse  Stock  Split

     On November 12, 2002, the Company's shareholders approved a proposal to effect a 3:1 reverse stock split of the Company's outstanding common stock (a "Reverse Stock Split") and authorized the Board of Directors to determine if and when to effectuate a Reverse Stock Split. This authorization expired in November 2003 without being exercised.

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

     Under the Company's 1993 Incentive Stock Option Plan (the "1993 Plan"), the Company has reserved 4,000,000 shares of common stock for the granting of options. Such options are to be granted at or above the fair market value of the Company's common stock on the date of grant. All stock options are to vest over a period determined by the Board of Directors (generally four years) and expire not more than ten years from the date of grant. As of June 30, 2004, 1,412,090 options were available for grant under the 1993 Plan.

     Under the Company's 1994 Nonstatutory Stock Option Plan (the "1994 Plan"), the Company has reserved 10,000,000 shares of common stock for grant at prices and vesting periods to be determined by the Company's Board of Directors. In certain cases, the Company has granted options, which became fully vested on the date granted. As of June 30, 2004, 7,142,268 options were available for grant under the 1994 Plan.

     Under the Company's 2000 Stock Plan (the "2000 Plan"), the Company has reserved 6,000,000 shares of common stock for issuance pursuant to option grants. The number of shares available for issuance increases by 2,000,000 shares annually commencing in calendar year 2002. Each outside director is automatically granted an option to purchase 25,000 shares of common stock annually, subject to certain eligibility requirements. As of June 30, 2004, 440,633 options were available for grant under the 2000 Plan.

     As a result of the Company's acquisitions, the Company assumed stock options granted under stock option plans established by each acquired company; no additional options will be granted under those plans. As of June 30, 2004, 167,989 shares of common stock were reserved for issuance upon exercise of outstanding options assumed under these stock option plans.

     A  summary  of  all  stock  option  activity under the plans is as follows:


                               NUMBER OF   WEIGHTED AVERAGE
                                OPTIONS    EXERCISE PRICE
                              -----------  ----------------
Outstanding at June 30, 2001   4,150,263   $          4.17
Granted                        4,179,668              5.12
Canceled                      (1,278,113)             5.49
Exercised                     (1,073,452)             1.51
                              -----------
Outstanding at June 30, 2002   5,978,366              5.14
Granted                        1,985,361              0.67
Canceled                      (3,613,674)             6.42
Exercised                       (152,004)             0.24
                              -----------
Outstanding at June 30, 2003   4,198,049              2.10
Granted                        2,814,899              1.09
Canceled                        (942,627)             1.52
Exercised                       (496,335)             0.72
                              -----------
Outstanding at June 30, 2004   5,573,986              1.81
                              ===========
Exercisable at June 30, 2002   1,823,365
                              ===========
Exercisable at June 30, 2003   2,338,610
                              ===========
Exercisable at June 30, 2004   2,669,069
                              ===========


     The weighted average exercise price of options outstanding and of options exercisable as of June 30, 2004 were as follows:



                                             OUTSTANDING             EXERCISABLE
                                        ----------------------  ---------------------
                                          WEIGHTED
                                          AVERAGE     WEIGHTED               WEIGHTED
                            NUMBER OF    REMAINING    AVERAGE                AVERAGE
                             OPTIONS    CONTRACTUAL   EXERCISE    OPTIONS    EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING  LIFE (YEARS)  PRICE     EXERCISABLE   PRICE
-------------------------  -----------  ------------  --------  -----------  --------
0 to $0.29                     52,729          3.21  $ 0.13         51,843   $  0.13
0.55 to $1.00               2,244,728          9.58    0.67      1,168,231      0.65
1.01 to $2.59               2,426,003          8.76    1.57        660,060      2.21
4.00 to $5.89                 469,884          3.61    5.06        458,216      5.07
6.00 to $14.00                380,642          4.94    6.29        330,719      6.27


     At June 30, 2004, 14,844,908 shares of the Company's common stock are reserved for issuance pursuant to the employee stock purchase and stock option plans. Certain of the Company's employees hold options that were assumed by the Company in connection with its acquisitions of the businesses that previously employed those individuals; in the business combinations that have been accounted for as purchases, the Company has recorded deferred compensation with respect to those options. Additionally, the Company granted stock options to employees where the option exercise price is less that the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes, as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. The Company has recorded net deferred compensation forfeitures of $197,000 and $2.5 million, for the years ended June 30, 2004 and 2003, respectively.

     The Company is amortizing the deferred compensation over the shorter of the period in which the employee provides services or the applicable vesting period, which is generally four years. For the years ended June 30, 2004, 2003 and 2002, stock-based compensation was approximately $395,000, $1.3 million and $3.6 million, respectively. The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares or if we assume employee stock options in connection with additional acquisitions of businesses. Deferred compensation is decreased in the period of forfeiture arising from the early termination of an option holder's services. No compensation expense related to stock options that existed for any other period has been recorded. The weighted average grant date fair value of options granted during the years ended June 30, 2004, 2003 and 2002 was $1.09, $0.67 and $5.12, respectively. The weighted average grant date fair value of in the money options granted during the years ended June 30, 2003 and 2002 was $0.65 and $6.77, respectively. The weighted average exercise price of in the money options granted during the years ended June 30, 2003 and 2002 was, $0.50 and $3.26, respectively. The Company did not grant any in the money options during the year ended June 30, 2004.

Stock  Option  Exchange  Offer

     On January 24, 2003, the Company completed an offering to employees whereby employees holding options to purchase the Company's common stock with exercise prices at or above $3.01 per share were given the opportunity to cancel certain of their existing options in exchange for the opportunity to receive new options to purchase the Company's common stock. Each new option shall represent 0.75 of the underlying shares of the options cancelled. Approximately 1,378,124 options with a weighted average exercise price of $9.01 were tendered. On January 27, 2003, those options were cancelled by the Company. The new options were not granted until at least six months and one day after acceptance of the old options for exchange and cancellation and were only granted to those exchange participants who remained as employees at the time of the new grant. The exercise price of the new options was determined based upon the last reported trading price of the Company's common stock on the grant date. On July 28, 2003, the Company granted replacement options to purchase 1,033,593 shares of its common stock to employees who tendered options under the stock option exchange offer, at an exercise price of $0.81 per share.


10.     401(K)  PLAN

     The  Company  has  a  savings  plan  (the  "Plan") which is qualified under
Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 15% of their base pay, subject to limitations. The Company's contributions are discretionary and are subject to limitations. For the years ended June 30, 2004, 2003 and 2002, the Company contributed $0.50 for each $1.00 of employee salary deferral contributions up to a maximum of 6% of the employee's annual gross wages, subject to limitations. Selling, general and administrative expenses include contributions of approximately $166,000, $192,000 and $202,000 for the years ended June 30, 2004, 2003 and 2002, respectively.


11.     LITIGATION  SETTLEMENTS

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


12.     INCOME  TAXES

     The  income  tax  provision  (benefit)  is  comprised  of  the  following:


                                        YEARS ENDED JUNE 30,
                                      -----------------------
                                       2004   2003     2002
                                      ------  -----  --------
                                         (IN THOUSANDS)
Current:
Federal                               $  91   $  18  $(1,423)
State                                     7     100        -
Foreign                                 177     132      352
                                      ------  -----  --------
Total current                           275     250   (1,071)
Deferred:
Federal                                (476)      -   (4,127)
State                                  (124)      -   (1,467)
Foreign                                   -       -        -
                                      ------  -----  --------
Total deferred                         (600)      -   (5,594)
Total income tax provision (benefit)  $(325)  $ 250  $(6,665)
                                      ======  =====  ========


     United States and foreign income (loss) from continuing operations before taxes are as follows:


                    YEARS ENDED JUNE 30,
                    --------------------
                  2004       2003       2002
                ---------  ---------  ---------
                         (IN THOUSANDS)
United States   $(11,716)  $(40,404)  $(87,199)
Foreign              784      3,220     (3,574)
                ---------  ---------  ---------
                $(10,932)  $(37,184)  $(90,773)
                =========  =========  =========

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                             JUNE 30,
                                             --------
                                         2004       2003
                                       ---------  ---------
                                         (IN THOUSANDS)
Deferred tax assets:
Reserves not currently deductible      $  4,620   $  4,790
Inventory capitalization                  2,749      3,680
Marketing rights                          1,360          -
Tax losses and credits                   32,446     27,460
                                       ---------  ---------
                                         41,175     35,930
Valuation allowance                     (38,946)   (33,075)
                                       ---------  ---------
Total deferred tax assets                 2,229      2,855
                                       ---------  ---------
Deferred tax liabilities:
State taxes                                   -       (467)
Identified intangibles                     (310)      (644)
Depreciation                               (255)      (671)
Deferred compensation                    (1,664)    (1,673)
                                       ---------  ---------
Total deferred tax liabilities           (2,229)    (3,455)
                                       ---------  ---------
Net deferred tax assets (liabilities)  $      -   $   (600)
                                       =========  =========

     A reconciliation of the income tax provision (benefit) for loss from continuing operations before discontinued operations and cumulative effect of accounting changes to taxes computed at the U.S. federal statutory rate is as follows:

                                                      YEARS ENDED JUNE 30,
                                                 ------------------------------
                                                   2004      2003       2002
                                                 --------  ---------  ---------
                                                         (IN THOUSANDS)
Federal income tax (benefit) at statutory rate   $(3,717)  $(12,642)  $(30,863)
State taxes (net of federal tax benefit)             (77)        66       (968)
Non deductible goodwill                                -      1,481     16,176
Change in valuation allowance                      4,338     12,646      7,865
Permanent differences                                193         10        403
Research and development credit                     (570)      (596)      (399)
Foreign tax rate variances                           (90)       411        248
Deferred compensation                                 84        337        250
In process technology                                  -          -        340
Reduction in tax contingency reserve based
on IRS exam and other                               (486)        18        623
                                                 --------  ---------  ---------
                                                 $  (325)  $    250   $ (6,665)
                                                 ========  =========  =========


     As of June 30, 2004, the Company has net operating loss carryovers of $69.7 million and $39.0 million for federal and California income tax purposes, respectively. The federal and California net operating loss carryovers begin to expire in years 2021 and 2013, respectively.

     Approximately $2.3 million of the net operating loss carryforwards resulted from the Company's acquisition of Synergetic (Note 2). For financial reporting purposes, a valuation allowance of approximately $773,000 has been recognized to offset the deferred tax asset related to those carryforwards. If or when realized, a portion of the tax benefit for those items will be applied to reduce goodwill and acquired intangibles related to the acquisition of Synergetic.

     The Company has recorded a valuation allowance against its net deferred tax assets of $39.0 million. If or when realized, the tax benefits relating to, and the reversal of, approximately $3.1 million of the valuation allowance will be accounted for as an increase in additional paid-in capital. The valuation allowance was established due to uncertainties surrounding the realization of the deferred tax assets.

     Due to the "change of ownership" provision of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

     In 2003, the Internal Revenue Service completed its audit of the Company's federal income tax returns for the years ended June 30, 1999, 2000 and 2001. The Company had accrued for this liability in prior fiscal periods. Based on the final resolution and related state impact of the IRS examination, the Company recorded a reduction in its tax contingency reserve of approximately $500,000.

     The Company is under current discussions with the Swiss Federal Tax Authorities ("SFTA") regarding the inability of the Company's Swiss subsidiary, Lantronix International AG, to meet certain guidelines as set within a tax ruling that was obtained in May 2001. The ruling provided for reduced Swiss tax rates. The subsidiary was unable to meet the guidelines set forth in the ruling due to slower than planned growth in this subsidiary, consistent with the overall Company, and has since converted the subsidiary to a holding company. At this time, neither the Company nor the SFTA have taken a definitive position regarding resolution of open tax matters. Based on a variety of assumptions and positions possible, the potential future tax exposure in this matter is estimated at $0 to $700,000. The Company has not provided any amounts for this matter in the consolidated financial statements.


13.     COMMITMENTS  AND  CONTINGENCIES

Leases

     The Company leases office equipment and its office and warehouse facilities under noncancelable operating leases. In July 2000, the Company renewed its office and warehouse facility lease in Irvine, California commencing in August 2000 and expiring in July 2005.

     The following schedule represents minimum lease payments for all noncancelable-operating leases as of June 30, 2004.

Fiscal  year  ending  June  30  (in  thousands):

2005                                $1,562
2006                                   437
2007                                   162
                                    ------
Total  minimum  lease  payments     $2,161
                                    ======


     Facilities rent expense for the years ended June 30, 2004, 2003 and 2002 were $1.3 million, $1.7 million and $1.9 million, respectively.


Royalties

     The Company has historically outsourced a substantial portion of its engineering and production development activities under contract. Certain development contracts contain royalty provisions based upon sales and/or margin activity of the underlying products. Approximately $1.2 million is included in cost of sales in the accompanying consolidated statements of operations for the year ended June 30, 2002, relating to royalties paid on applicable product sales. During the years ended June 30, 2004 and 2003 no accrued royalties or royalty expense was recorded.

     The Company announced on May 30, 2002, that it had signed a new intellectual property agreement with Gordian. The agreement extinguishes the Company's obligation to pay royalties for each unit of a Gordian designed product that it sells (Note 5).


14.     LITIGATION

Government  Investigation

     The Securities and Exchange Commission ("SEC") is conducting a formal investigation of the events leading up to the Company's restatement of its financial statements on June 25, 2002. The Department of Justice is also conducting an investigation concerning events related to the restatement.

Class  Action  Lawsuits

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused the Company to improperly recognize revenue and make false and misleading statements about its business. Plaintiffs further allege that the defendants materially overstated the Company's reported financial results, thereby inflating its stock price during its securities offering in July 2001, as well as facilitating the use of its common stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint now purports to be a class action brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period of August 4, 2000 through May 30, 2002, inclusive. The amended complaint continued to assert that the Company and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that the Company and its officers and directors violated the Securities Act of 1933 arising from the Company's Initial Public Offering in August 2000. The Company has filed a motion to dismiss the additional allegations on March 3, 2003. Plaintiffs filed their second amended complaint February 6, 2004, and the Company filed a motion to dismiss the additional allegations in the second amended complaint on March 10, 2004. On August 19, 2004, the Court granted in part and denied in part the motion to dismiss. On September 13, 2004, Plaintiff's filed their third amended complaint. We have not yet answered the third amended complaint, and discovery has not yet commenced.

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

Patent  Infringement  Litigation

     On August 10, 2004, Digi International served a complaint on the Company alleging that certain of the Company's products infringe Digi's U.S. Patent No. 6,446,192. Digi filed the complaint in the U.S. District Court in Minnesota. The complaint seeks both monetary and non-monetary relief. The Company is still analyzing all of the allegations of the complaint. On August 30, 2004, the Company served and filed an answer and counterclaim seeking to invalidate U.S. Patent No. 6,446,192 for failure to meet the applicable statutory requirements in Part II of Title 35 of the United States Code including, without limitation, 35 U.S.C. Sec. 102, 103 and 112, as conditions for patentability. The counterclaim seeks both monetary and non-monetary relief.

     The Company filed, on May 3, 2004, a complaint against Digi, alleging that certain of Digi's products infringe the Company's U.S. Patent No. 6,571,305, in the U.S. District Court for the Central District of California. The Complaint seeks both monetary and non-monetary relief from Digi's alleged infringement. Digi has filed an answer and counterclaim alleging invalidity of the patent. The counterclaim seeks both monetary and non-monetary relief.

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


15.     GEOGRAPHIC  AND  SIGNIFICANT  CUSTOMER  INFORMATION

Revenue  by  Geographic  Area

     Net  revenue  by  geographic  area  is  provided  below:

                                    YEAR ENDED JUNE 30,
                                    -------------------
                             2004            2003            2002
                        --------------  --------------  --------------
                                    (AMOUNTS IN THOUSANDS)
America                 $33,847    69%  $37,391    76%  $47,691    83%
Europe                   11,252    23%   10,366    21%    8,249    14%
Other                     3,786     8%    1,632     3%    1,651     3%
                        -------  -----  -------  -----  -------  -----
Total net revenues      $48,885   100%  $49,389   100%  $57,591   100%
                        =======  =====  =======  =====  =======  =====

Significant  Customer  Information

     One customer, Ingram Micro, Inc., accounted for approximately 14%, 11% and 12% of the Company's net revenues for the years ended June 30, 2004, 2003 and 2002, respectively. Another customer, Tech Data Corporation, accounted for approximately 9%, 10% and 11% of the Company's net revenues for the years ended June 30, 2004, 2003 and 2002, respectively. Accounts receivable attributable to these two domestic customers accounted for approximately 13% and 16% of total accounts receivable at June 30, 2004 and 2003, respectively.

     One international customer, a related party due to common ownership by the Company's major stockholder, accounted for approximately 3%, 4% and 5% of the Company's net revenues for the years ended June 30, 2004, 2003 and 2002, respectively. The Company also had an agreement with the same related international customer for the provision of technical support services to the Company at the rate of $7,500 per month, which has now been terminated. Included in selling, general and administrative expenses is $90,000 for the year ended June 30, 2002, for these support services. No support services were incurred for the years ended June 30, 2004 and 2003.


16.     QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     Set  forth  below  is  summarized  unaudited  quarterly  data:



                                                 INCOME (LOSS) FROM
                                               CONTINUING  OPERATIONS          Net  loss
                                                                               ---------
                                   GROSS                    DILUTED                      DILUTED
                Net revenues   PROFIT (LOSS)    Amount     PER SHARE    Amount          PER SHARE
                -------------  --------------  ---------  -----------  ---------       -----------
Fiscal 2004
First quarter   $      12,201  $       6,156   $ (2,272)  $    (0.04)  $  3,049)       $    (0.05)
Second quarter         12,498          5,644     (1,516)       (0.03)    (5,255)  (4)       (0.09)
Third quarter          12,310          6,917        116        (0.00)      (553)  (5)       (0.01)
Fourth quarter         11,876          5,142     (6,935)       (0.12)    (6,797)  (6)       (0.12)
                -------------  --------------  ---------  -----------  ---------       -----------
Total           $      48,885  $      23,859   $(10,607)  $    (0.19)  $(15,654)       $  (0.28)*
                =============  ==============  =========  ===========  =========       ===========

Fiscal 2003
First quarter   $      12,681  $       4,605   $(10,358)  $    (0.19)  $(11,402)  (1)  $    (0.21)
Second quarter         12,603          5,071     (6,250)       (0.12)    (7,122)            (0.13)
Third quarter          12,340          3,114     (7,803)       (0.14)    (9,921)  (2)       (0.18)
Fourth quarter         11,765            335    (13,023)       (0.24)   (19,104)  (3)       (0.35)
                -------------  --------------  ---------  -----------  ---------       -----------
Totals          $      49,389  $      13,125   $(37,434)  $   (0.69)*  $(47,549)       $   (0.88)*
                =============  ==============  =========  ===========  =========       ===========

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

(4) Includes impairment of goodwill and purchased intangible assets of $3.0 million.

(5) Includes a $2.1 million recovery from previously recorded restructuring reserves.

(6)     Includes  $5.0  million  write-off  of  the Company's  investment  in  Xanboo.



                                INDEX TO EXHIBITS

                                                                           INCORPORATED BY REFERENCE
                                                                        --------------------------------
EXHIBIT                                                                                                    FILED
NUMBER   EXHIBIT DESCRIPTION                                 FORM       FILE NO.   EXHIBIT   FILING DATE  HEREWITH
                                                                        ---------  --------  -----------  --------

    3.1  Certificate of Incorporation of Registrant . .  S - 1          333-37508      3.2    05/19/2000
         Bylaws of the registrant as amended
    3.4  on October 1, 2002 . . . . . . . . . . . . . .  10-K           001-16027      3.4    10/08/2002
         Form of Registrant's common stock. . . . . . .  S - 1,                               06/13/2000
    4.1  certificate. . . . . . . . . . . . . . . . . .  Amend.  No. 1  333-37508      4.1
         Form of Indemnification Agreement
         entered into by registrant with each of its. .  S - 1,                               06/13/2000
   10.1  directors and executive officers . . . . . . .  Amend.  No. 1  333-37508     10.1
         1993 Stock Option Plan and forms of. . . . . .  S - 1,
   10.2  agreements thereunder. . . . . . . . . . . . .  Amend.  No. 1  333-37508     10.2    06/13/2000
         1994 Nonstatutory Stock Option Plan. . . . . .  S - 1,
   10.3  and forms of agreements thereunder . . . . . .  Amend.  No. 1  333-37508     10.3    06/13/2000
         2000 Stock Plan and forms of agreements. . . .  S - 1,
   10.4  thereunder . . . . . . . . . . . . . . . . . .  Amend.  No. 1  333-63030     10.4    06/13/2000
                                                         S - 1,
   10.5  2000 Employee Stock Purchase Plan. . . . . . .  Amend.  No. 1  333-37508     10.5    06/13/2000
                                                         S - 1,
   10.6  Form of Warranty . . . . . . . . . . . . . . .  Amend.  No. 1  333-37508     10.6    06/13/2000
         Employment Agreement between registrant
   10.7  and Fred Thiel . . . . . . . . . . . . . . . .  S - 1          333-37508     10.7    05/19/2000
         Employment Agreement between registrant
   10.8  and Steve Cotton . . . . . . . . . . . . . . .  S - 1          333-37508     10.8    05/19/2000
         Employment Agreement between registrant
   10.9  and Johannes Rietschel . . . . . . . . . . . .  S - 1          333-37508     10.9    05/19/2000
         Lease Agreement between registrant and . . . .  S - 1,
  10.10  The Irvine Company . . . . . . . . . . . . . .  Amend.  No. 1  333-37508    10.10    06/13/2000
         Loan and Security Agreement between. . . . . .  S - 1,
  10.11  registrant and Silicon Valley Bank . . . . . .  Amend.  No. 1  333-37508    10.11    06/13/2000
         Research and Development Agreement
         between registrant and Gordian . . . . . . . .  S - 1,
  10.12  * Confidential treatment pursuant to Rule 406.  Amend.  No. 1  333-37508    10.12    06/13/2000
         Distributor Contract between registrant and
         Tech Data Corporation. . . . . . . . . . . . .  S - 1,
  10.13  * Confidential treatment pursuant to Rule 406.  Amend.  No. 1  333-37508    10.13    06/13/2000
         Distributor Contract between registrant and
         Ingram Micro Inc.. . . . . . . . . . . . . . .  S - 1,
  10.14  * Confidential treatment pursuant to Rule 406.  Amend.  No. 1  333-37508    10.14    06/13/2000
         Offer to Exchange Outstanding Options,
  10.15  dated December 19, 2002. . . . . . . . . . . .  Schedule TO    005-60979  99(a)(1)   12/19/2002
   21.1  Subsidiaries of registrant . . . . . . . . . .  10 - K         001-16027     21.1    09/28/2001
         Consent of Independent Registered Public
   23.1  Accounting Firm                                                                                  X
   24.1  Power of Attorney (see page II-2)                                                                X
   31.1  Certificate of Principal Executive Officer                                                       X
   31.2  Certificate of Principal Financial Officer                                                       X
         Certification of Chief Executive Officer and
         Chief Financial Officer pursuant to 18 U.S.C.
           1350, as adopted pursuant to   906 of
   32.1  Sarbanes Oxley Act of 2002                                                                       X

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section 13 and 15(d) of the Securities
Exchange Act of 1934 Lantronix has duly caused this Registration Statement on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 27th day of September, 2004.

     LANTRONIX,  INC.

     By:  /s/  JAMES  W.  KERRIGAN
          ------------------------
          JAMES  W.  KERRIGAN
          CHIEF  FINANCIAL  OFFICER

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

     Signature           Title                                          Date
-----------------------  --------------------------------------------  -------

/s/  H.  K.  DESAI       Chairman  of  the  Board                      9/27/04
------------------
H.  K.  DESAI

/s/  MARC H. NUSSBAUM    Chief  Executive  Officer,                    9/27/04
-------------------      President  (Principal  Executive  Officer)
    MARC H. NUSSBAUM

/s/  JAMES W. KERRIGAN   Chief  Financial  Officer                     9/27/04
--------------------     (Principal Financial and Accounting Officer)
JAMES W. KERRIGAN

/s/  THOMAS  W.  BURTON  Director                                      9/27/04
-----------------------
THOMAS  W.  BURTON

/s/  HOWARD  T.  SLAYEN  Director                                      9/27/04
-----------------------
HOWARD  T.  SLAYEN

/s/  KATHRYN  B.  LEWIS  Director                                      9/27/04
-----------------------
KATHRYN  B.  LEWIS