Form 10-K/A
period 2004-06-30
LANTRONIX INC
filed 2004-10-08
CIK 1114925

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1
(MARK  ONE)

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

===============================================================================

                                EXPLANATORY NOTE

This Amendment to our annual report on Form 10-K for the year ended June 30, 2004 filed on September 28, 2004 is being filed for the purposes of (i) revising the total operating expenses for the 2000 Income Statement on page 15 from $21,826 to $21,836, and the working capital amount for 2002 on page 16 from $39,164 to $40,317 (ii) revising the percent variance in the gross profit table on page 22 from 8.5% to 81.8% (iii) revising the liquidity and capital resources section on page 30 to reflect a change in the decrease in contract manufacturer receivable from $745,000 to $777,000 (iv) revising the Consolidated Statement of Cash Flows amortization of purchased intangible assets and impairment of goodwill and purchased intangible assets for 2002 and the supplemental disclosure of income taxes paid for 2004 on page F-5 (v) revising the property and equipment table for 2003 on page F-14 (vi) revising the June 30, 2003 note receivable from officers on page F-14 from $110,000 to $104,000 (vii) revising the stock based compensation amount for year ended June 30, 2003 on page F-22 from $1.3 million to $1.5 million (viii) revising the income tax reconciliation table on page F-24 and (ix) revising Schedule II for years ended June 30, 2003 and 2004 on page S-2.

In connection with these amendments, we are including the certifications required by (i) 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and (ii) Rule 13a-15(e) and 15d-15(e) promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as exhibits 32.1, 31.1, 31.2, respectively. We have included the document in its entirety in this Amendment No. 1 to Form 10-K to reflect such changes.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Lantronix, Inc. Annual Meeting of Stockholders scheduled to be held on November 18, 2004 are incorporated by reference into Part II and Part III of this Amendment No. 1 to Form 10-K ("Form 10-K").

     Certain exhibits filed in connection with the Lantronix, Inc. Registration Statement on Form S-1, originally filed May 19, 2000, and Registration Statement on Form S-1, originally filed June 14, 2001, are incorporated by reference into
Part  IV  of  this  Form  10-K.

                                 LANTRONIX, INC.
                           ANNUAL REPORT ON FORM 10-K/A
                                Amendment No. 1
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004


                                TABLE OF CONTENTS
                                                                                                                    Page
                                                                                                                    ----
                                                         PART I

ITEM 1.                   Business                                                                                    4

ITEM 2.                   Properties                                                                                 11

ITEM 3.                   Legal Proceedings                                                                          11

ITEM 4.                   Submission of Matters to a Vote of Security Holders                                        13

                                                         PART II

ITEM 5.                   Market for Registrant's Common Equity and Related Stockholder Matters                      14

ITEM 6.                   Selected Consolidated Financial Data                                                       15

ITEM 7.                   Management's Discussion and Analysis of Financial Condition and Results of Operations      16

ITEM 7A.                  Quantitative and Qualitative Disclosures About Market Risk                                 37

ITEM 8.                   Financial Statements and Supplementary Data                                                38

ITEM 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       38

ITEM 9A                   Controls and Procedures                                                                    38

                                                         PART III

ITEM 10.                  Directors and Executive Officers of the Registrant                                         39

ITEM 11.                  Executive Compensation                                                                     39

ITEM 12.                  Security Ownership of Certain Beneficial Owners and Management                             39

ITEM 13.                  Certain Relationships and Related Transactions                                             39

ITEM 14.                  Principal Accountant Fees and Services                                                     39

                                                         PART IV

ITEM 15.                  Exhibits, Financial Statements, Schedules and Reports on Form 8-K                          40

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



                                                                                    YEARS ENDED JUNE 30,
                                                                    ----------------------------------------------------
                                                                      2004       2003       2002       2001       2000
                                                                    ---------  ---------  ---------  ---------  --------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues                                                        $ 48,885   $ 49,389   $ 57,591   $ 48,972   $44,975
Cost of revenues                                                      25,026     36,264     40,281     24,530    21,526
                                                                    ---------  ---------  ---------  ---------  --------

Gross profit                                                          23,859     13,125     17,310     24,442    23,449
                                                                    ---------  ---------  ---------  ---------  --------

Operating expenses:
Selling, general and administrative                                   23,293     28,660     40,538     23,998    16,744
Research and development                                               7,813      9,430      8,680      4,478     3,186
Stock-based compensation                                                 347      1,453      2,863      3,019     1,093
Amortization of goodwill and purchased intangible assets                 148        602        960      1,490       813
Impairment of goodwill and purchased intangible assets                     -      2,353     50,445          -         -
Restructuring (recovery) charges                                      (2,093)     5,600      3,473          -         -
Litigation settlement costs                                                -      1,533      1,912          -         -
In-process research and development                                        -          -          -      2,596         -
                                                                    ---------  ---------  ---------  ---------  --------

Total operating expenses                                              29,508     49,631    108,871     35,581    21,836
                                                                    ---------  ---------  ---------  ---------  --------

Income (loss) from operations                                         (5,649)   (36,506)   (91,561)   (11,139)    1,613
Minority interest                                                          -          -          -          -       (49)
Interest income (expense), net                                            50        248      1,548      2,182       187
Other income (expense), net                                           (5,333)      (926)      (760)      (167)      (47)
                                                                    ---------  ---------  ---------  ---------  --------
Income (loss) before income taxes and cumulative effect of
accounting changes                                                   (10,932)   (37,184)   (90,773)    (9,124)    1,704
Provision (benefit) for income taxes                                    (325)       250     (6,665)    (1,876)      649
                                                                    ---------  ---------  ---------  ---------  --------

Income (loss) from continuing operations before cumulative
effect of accounting changes                                         (10,607)   (37,434)   (84,108)    (7,248)    1,055
Loss from discontinued operations                                     (5,047)   (10,115)    (3,444)         -         -
                                                                    ---------  ---------  ---------  ---------  --------
Income (loss) before cumulative effect of accounting changes         (15,654)   (47,549)   (87,552)    (7,248)    1,055
Cumulative effect of accounting changes:
Change in revenue recognition policy, net of income tax
benefit of $176                                                            -          -          -       (597)        -
Adoption of new accounting standard, SFAS No. 142                          -          -     (5,905)         -         -
                                                                    ---------  ---------  ---------  ---------  --------

Net income (loss)                                                   $(15,654)  $(47,549)  $(93,457)  $ (7,845)  $ 1,055
                                                                    =========  =========  =========  =========  ========

Basic income (loss) per share from continuing operations before
Cumulative effect of accounting changes                             $  (0.19)  $  (0.69)  $  (1.63)  $  (0.19)  $  0.04
Loss from discontinued operations                                      (0.09)     (0.19)     (0.07)         -         -
                                                                    ---------  ---------  ---------  ---------  --------
Income (loss) before cumulative effect of accounting changes           (0.28)     (0.88)     (1.70)     (0.19)     0.04
Cumulative effect of accounting changes per share:
  Change in revenue recognition policy, net of income tax
  benefit of $176                                                          -          -          -      (0.02)        -
  Adoption of new accounting standard, SFAS No. 142                        -          -      (0.12)         -         -
                                                                    ---------  ---------  ---------  ---------  --------
Basic net income (loss) per share                                   $  (0.28)  $  (0.88)  $  (1.82)  $  (0.21)  $  0.04
                                                                    =========  =========  =========  =========  ========

Diluted income (loss) per share from continuing operations before
cumulative effect of accounting changes                             $  (0.19)  $  (0.69)  $  (1.63)  $  (0.19)  $  0.03
Loss from discontinued operations                                      (0.09)     (0.19)     (0.07)         -         -
                                                                    ---------  ---------  ---------  ---------  --------
Income (loss) before cumulative effect of accounting changes           (0.28)     (0.88)     (1.70)     (0.19)     0.03
Cumulative effect of accounting changes per share:
  Change in revenue recognition policy, net of income tax
  benefit of $176                                                          -          -          -      (0.02)        -
  Adoption of new accounting standard, SFAS No. 142                        -          -      (0.12)         -         -
                                                                    ---------  ---------  ---------  ---------  --------
Diluted net income (loss) per share                                 $  (0.28)  $  (0.88)  $  (1.82)  $  (0.21)  $  0.03
                                                                    =========  =========  =========  =========  ========

Weighted average shares (basic)                                       56,862     54,329     51,403     36,946    29,274
                                                                    =========  =========  =========  =========  ========

Weighted average shares (diluted)                                     56,862     54,329     51,403     36,946    34,178
                                                                    =========  =========  =========  =========  ========


                                                           AS OF JUNE 30,
                                                           --------------
                                            2004        2003       2002       2001     2000
                                         ----------  ----------  ---------  --------  -------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                $   9,128   $   7,328   $ 26,491   $ 15,367  $ 1,988
Marketable securities                        3,050       6,750      6,963      1,973        -
Working capital                             12,087      17,312     40,317     36,963   11,042
Goodwill, net                                9,488       9,488      7,218     42,273        -
Purchased intangible assets, net             2,056       4,275     11,891     13,328      586
Total assets                                37,250      54,947    103,812    116,861   20,210
Retained earnings (accumulated deficit)   (156,078)   (140,424)   (92,875)       582    8,427
Total stockholders' equity                  24,791      37,717     82,157     99,496   12,547



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


CONSOLIDATED  RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our consolidated statements of operations:




                                                                                   YEAR  ENDED  JUNE  30,
                                                                                   ----------------------
                                                                                   2004     2003      2002
                                                                                  -------  -------  --------
Net revenues                                                                       100.0%   100.0%    100.0%
Cost of revenues                                                                    51.2     73.4      69.9
                                                                                  -------  -------  --------

Gross profit                                                                        48.8     26.6      30.1
                                                                                  -------  -------  --------

Operating expenses:
  Selling, general and administrative                                               47.6     58.0      70.4
  Research and development                                                          16.0     19.1      15.1
  Stock-based compensation                                                           0.7      2.9       5.0
  Amortization of purchased intangible assets                                        0.3      1.2       1.7
  Impairment of goodwill and purchased intangible assets                               -      4.8      87.6
  Restructuring (recovery) charges                                                  (4.3)    11.3       6.0
  Litigation settlement costs                                                          -      3.1       3.3
                                                                                  -------  -------  --------

Total operating expenses                                                            60.4    100.5     189.0
                                                                                  -------  -------  --------

Loss from operations                                                               (11.6)   (73.9)   (159.0)
Interest income (expense), net                                                       0.1      0.5       2.7
Other income (expense), net                                                        (10.9)    (1.9)     (1.3)
                                                                                  -------  -------  --------

Loss before income taxes and cumulative effect of an accounting change             (22.4)   (75.3)   (157.6)
Provision (benefit) for income taxes                                                (0.7)     0.5     (11.6)
                                                                                  -------  -------  --------

Loss from continuing operations before cumulative effect of an accounting change   (21.7)   (75.8)   (146.0)
Loss from discontinued operations                                                  (10.3)   (20.5)     (6.0)
                                                                                  -------  -------  --------
Loss before cumulative effect of an accounting change                              (32.0)   (96.3)   (152.0)
Cumulative effect of adoption of new accounting standard, SFAS No. 142                 -        -     (10.3)
                                                                                  -------  -------  --------

Net loss                                                                          (32.0)%  (96.3)%  (162.3)%
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


     Gross  Profit





                                      YEAR ENDED
                                       JUNE 30,
                                       --------
                       % OF NET            % OF NET      $          %
               2004    REVENUES    2003    REVENUES   VARIANCE   VARIANCE
              -------  ---------  -------  ---------  ---------  ---------
Gross profit  $23,859      48.8%  $13,125      26.6%  $  10,734      81.8%
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


COMPARISON  OF  THE  YEARS  ENDED  JUNE  30,  2003  AND  2002

     Net  Revenues

NET  REVENUES  BY  PRODUCT  CATEGORY

                                            YEAR ENDED
                                             JUNE 30,
                                            ----------
                             % OF NET             % OF NET       $           %
PRODUCT CATEGORIES   2003     REVENUE     2002     REVENUE    VARIANCE   VARIANCE
------------------  -------  ---------  --------  ---------  ----------  ---------
Device networking   $24,523      49.6%  $ 28,607      49.8%  $  (4,084)    (14.3)%
IT management        13,034      26.4%    16,528      28.7%     (3,494)    (21.1)%
Non-core             11,832      24.0%    12,456      21.5%       (624)     (5.0)%
                    -------  ---------  --------  ---------  ----------  ---------
TOTAL               $49,389     100.0%  $ 57,591     100.0%  $  (8,202)    (14.3)%
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


     Our operating activities used cash of $2.9 million for the year ended June 30, 2004. We incurred a net loss of $15.7 million of which $10.6 million is from continuing operations and $5.1 million is from discontinued operations, which includes the following adjustments: depreciation of $1.7 million, amortization of purchased intangible assets of $2.2 million, amortization of stock-based compensation of $395,000, equity losses from unconsolidated businesses of $413,000, revaluation of a strategic investment of $5.0 million, offset by a recovery in the restructuring reserve of $1.6 million and a deferred tax liability of $600,000. The revaluation of a strategic investment is due to the write-off of our remaining investment in Xanboo due to an other-than temporary impairment. The restructuring reserve recovery is primarily due to the favorable settlement of a contractual obligation. The changes in our operating assets consist of a decrease in accounts receivable of $708,000, decrease in contract manufacturer receivable of $777,000, decrease in prepaid expenses and other current assets of $1.1 million, decrease in net assets of discontinued operations of $3.4 million, increase in warranty reserve of $577,000, increase in other current liabilities of $732,000, which was reduced by a decrease in accounts payable of $725,000, decrease in our liability to Gordian of $1.0 million and a decrease in restructuring reserve of $932,000. The reduction in accounts receivable is primarily due to improved collections from our distributors and European customers. The decrease in contract manufacturer receivables is due to improved collections. The decrease in our prepaid and other current assets is primarily due to the Gordian payment whereby we maintained a time deposit for $1.0 million as well as the maturity of additional time deposits totaling $682,000. Net assets of discontinued operations are due to the sale of the Premise business unit in March 2004. The increase in the warranty reserve is primarily due to the increase in historical actual warranty costs. The increase in other current liabilities is primarily due to an increase in accrued payroll and an increase in general liabilities such as audit fees, legal fees and inventory purchases. The decrease in accounts payable is due to the timing of payments to our suppliers. The decrease in the balance due to Gordian is due to payments in accordance with the agreement. The decrease in the restructuring reserve is due to payments on lease obligations and workforce reductions. Our operating activities used cash of $17.6 million for the year ended June 30, 2003.


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
                                  ===========  =======  =========  ==========  ==========  ==========  ============  ==========

                                                   See accompanying notes.

                                 LANTRONIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    YEARS ENDED JUNE 30,
                                                                                    --------------------
                                                                                 2004       2003       2002
                                                                               ---------  ---------  ---------
Cash flows from operating activities:
Net loss from continuing operations                                            $(10,607)  $(37,434)  $(90,013)
Net loss from discontinued operations                                            (5,047)   (10,115)    (3,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of adoption of new accounting standard, SFAS No. 142                -          -      5,905
Depreciation                                                                      1,742      2,361      2,465
Amortization of purchased intangible assets                                       2,219      4,221      3,183
Impairment of goodwill and purchased intangible assets                                -      5,435     56,893
Stock-based compensation                                                            395      1,542      2,980
Deferred income taxes                                                              (600)         -     (5,594)
Provision for officer loans                                                           -          -      4,403
Loss on sale of long-term investment                                                 31          -          -
Restructuring (recovery) charges                                                 (1,551)     5,600      3,473
Litigation settlement costs                                                           -      1,533      1,912
Equity losses from unconsolidated businesses                                        413      1,303      1,002
Provision for doubtful accounts                                                    (164)      (473)     1,680
Provision for inventory reserves                                                    368      4,189      3,443
Revaluation of strategic investment                                               5,007          -        500
Loss on disposal of assets                                                           25          -          -
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable                                                                 708      2,875      2,557
Inventories                                                                         199        581       (456)
Contract manufacturers receivable                                                   777       (154)         -
Prepaid expenses and other current assets                                         1,173      1,729     (1,034)
Other assets                                                                        (28)       148     (2,404)
Accounts payable                                                                   (725)       195     (3,857)
Due to related party                                                                  -       (246)      (541)
Due to Gordian                                                                   (1,000)    (2,000)     3,000
Accrued Lightwave settlement                                                          -     (2,004)         -
Warranty reserve                                                                    577        714        (83)
Restructuring reserve                                                              (932)    (2,772)
Net assets of discontinued operations                                             3,351      7,108      1,790
Other current liabilities                                                           732     (1,906)      (590)
                                                                               ---------  ---------  ---------
Net cash used in operating activities                                            (2,937)   (17,570)   (12,830)
                                                                               ---------  ---------  ---------
Cash flows from investing activities:
Purchases of property and equipment, net                                           (248)      (222)    (2,750)
Purchases of marketable securities                                                 (552)   (11,000)    (9,490)
Purchase of intellectual property                                                     -          -     (6,000)
Purchases of minority investments                                                     -          -     (7,288)
Proceeds from sale of long-term investment                                            7
Proceeds from sale of marketable securities                                       4,252     11,250      4,500
Acquisition of businesses, net of cash acquired                                       -     (2,114)    (4,746)
                                                                               ---------  ---------  ---------
Net cash used in investing activities                                             3,459     (2,086)   (25,774)
                                                                               ---------  ---------  ---------
Cash flows from financing activities:
Net proceeds from underwritten offerings of common stock                              -          -     47,085
Net proceeds from other issuances of common stock                                   726        317      2,057
Proceeds from repayment of notes receivable from officers                             -         28        513
Borrowings on revolving line of credit                                              500          -          -
                                                                               ---------  ---------  ---------
Net cash provided by financing activities                                         1,226        345     49,655
Effect of exchange rates on cash                                                     52        148         73
                                                                               ---------  ---------  ---------
Net increase (decrease) in cash                                                   1,800    (19,163)    11,124
Cash and cash equivalents at beginning of year                                    7,328     26,491     15,367
                                                                               ---------  ---------  ---------
Cash and cash equivalents at end of year                                       $  9,128   $  7,328   $ 26,491
                                                                               =========  =========  =========
Supplemental disclosure of cash flow information:
Interest paid                                                                  $     43   $     13   $     49
Income taxes paid                                                              $    708   $     49   $    210

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



     For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying instruments. The results of applying SFAS No. 123 to the Company's stock-based awards to employees would approximate the following:

                                           YEARS  ENDED  JUNE  30,
                                           -------------------------
                                          2004          2003          2002
                                       ---------     ---------     -----------
                                    (in  thousands,  except  per  share  data)
Net  loss:
As  reported                           $(15,654)     $(47,549)     $(93,457)
Pro  forma                              (18,351)      (52,311)      (97,708)
Basic and diluted net loss per share:
As  reported                           $  (0.28)     $  (0.88)     $  (1.82)
Pro  forma                                (0.32)        (0.96)        (1.90)

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

Allocation  of  Purchase  Consideration

     For each of the three purchase transactions, the Company obtained independent appraisals of the fair value of the tangible and intangible assets acquired in order to allocate the purchase price. Based upon those appraisals, the purchase price was allocated as follows (in thousands):

                  NET TANGIBLE
                     ASSETS
                  (LIABILITIES)             PURCHASED     DEFERRED    DEFERRED TAX               TOTAL
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
                                            ========  ========

Property  and  Equipment


                                          JUNE 30,
                                     ------------------
                                       2004      2003
                                     --------  --------
                                       (IN THOUSANDS)
Computer and office equipment        $ 5,873   $ 5,904
Furniture and fixtures                   978       944
Production and warehouse equipment       599       469
Transportation equipment                  27        33
                                     --------  --------
                                       7,477     7,350
Accumulated depreciation              (6,612)   (4,966)
                                     --------  --------
                                     $   865   $ 2,384
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
                                ======   =======


4.     OFFICER  LOANS


     The Company had net outstanding notes receivable from officers of $110,000 and $104,000 (net of allowance of $4.5 million) at June 30, 2004 and 2003, respectively, primarily related to taxes on exercised stock options. These notes are non-recourse, are secured by 2,573,394 shares of common stock, and are interest bearing at rates ranging from 5.19% to 7.50% per annum. Principal and any unpaid interest are due upon any transfer or disposition of the common stock. One of the note holders is the former Chief Executive Officer who assumed the role of Chief Technology and Strategy Officer of the Company effective May
30, 2002 and resigned from the Company effective September 1, 2002. One of the note holders is one of the Company's outside directors and one of the note holders is the former Chief Operating/Chief Financial Officer who was terminated by the Company on May 3, 2002. The Company reduced the carrying amount of the officer loans by $4.5 million by establishing a reserve for uncertainties relative to collection of the related receivables. Factors considered in determining the level of this reserve include the value of the collateral securing the notes, the ability of the Company to effectively enforce its collection rights and the ability of the former officers to honor their obligations to the Company. As of June 30, 2004, no impairment has been recorded as it relates to the note receivable from the outside director.



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


     The Company is amortizing the deferred compensation over the shorter of the period in which the employee provides services or the applicable vesting period, which is generally four years. For the years ended June 30, 2004, 2003 and 2002, stock-based compensation was approximately $395,000, $1.5 million and $3.6 million, respectively. The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares or if we assume employee stock options in connection with additional acquisitions of businesses. Deferred compensation is decreased in the period of forfeiture arising from the early termination of an option holder's services. No compensation expense related to stock options that existed for any other period has been recorded. The weighted average grant date fair value of options granted during the years ended June 30, 2004, 2003 and 2002 was $1.09, $0.67 and $5.12, respectively. The weighted average grant date fair value of in the money options granted during the years ended June 30, 2003 and 2002 was $0.65 and $6.77, respectively. The weighted average exercise price of in the money options granted during the years ended June 30, 2003 and 2002 was, $0.50 and $3.26, respectively. The Company did not grant any in the money options during the year ended June 30, 2004.


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
                                       =========  =========

     A reconciliation of the income tax provision (benefit) for loss from continuing operations before discontinued operations and cumulative effect of accounting changes to taxes computed at the U.S. federal statutory rate is as follows:


                                                      YEARS ENDED JUNE 30,
                                                 ------------------------------
                                                   2004      2003       2002
                                                 --------  ---------  ---------
                                                         (IN THOUSANDS)
Federal income tax (benefit) at statutory rate   $(3,717)  $(12,642)  $(30,863)
State taxes (net of federal tax benefit)             (77)        66       (968)
Non deductible goodwill                                -          -     16,176
Change in valuation allowance                      4,338     12,646      7,865
Permanent differences                                193         10        403
Research and development credit                     (570)      (596)      (399)
Foreign tax rate variances                           (90)       411        248
Deferred compensation                                 84        337        250
Reduction in tax contingency reserve based
on IRS exam and other                               (486)        18        623
                                                 --------  ---------  ---------
                                                 $  (325)  $    250   $ (6,665)
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

16.     QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     Set  forth  below  is  summarized  unaudited  quarterly  data:




                                                 INCOME (LOSS) FROM
                                               CONTINUING  OPERATIONS          Net  loss
                                                                               ---------
                                   GROSS                    DILUTED                      DILUTED
                Net revenues   PROFIT (LOSS)    Amount     PER SHARE    Amount          PER SHARE
                -------------  --------------  ---------  -----------  ---------       -----------
Fiscal 2004
First quarter   $      12,201  $       6,156   $ (2,272)  $    (0.04)  $ (3,049)       $    (0.05)
Second quarter         12,498          5,644     (1,516)       (0.03)    (5,255)  (4)       (0.09)
Third quarter          12,310          6,917        116        (0.00)      (553)  (5)       (0.01)
Fourth quarter         11,876          5,142     (6,935)       (0.12)    (6,797)  (6)       (0.12)
                -------------  --------------  ---------  -----------  ---------       -----------
Total           $      48,885  $      23,859   $(10,607)  $    (0.19)  $(15,654)       $  (0.28)*
                =============  ==============  =========  ===========  =========       ===========

Fiscal 2003
First quarter   $      12,681  $       4,605   $(10,358)  $    (0.19)  $(11,402)  (1)  $    (0.21)
Second quarter         12,603          5,071     (6,250)       (0.12)    (7,122)            (0.13)
Third quarter          12,340          3,114     (7,803)       (0.14)    (9,921)  (2)       (0.18)
Fourth quarter         11,765            335    (13,023)       (0.24)   (19,104)  (3)       (0.35)
                -------------  --------------  ---------  -----------  ---------       -----------
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



                                INDEX TO EXHIBITS

                                                                           INCORPORATED BY REFERENCE
                                                                        --------------------------------
EXHIBIT                                                                                                    FILED
NUMBER   EXHIBIT DESCRIPTION                                 FORM       FILE NO.   EXHIBIT   FILING DATE  HEREWITH
                                                                        ---------  --------  -----------  --------

    3.1  Certificate of Incorporation of Registrant . .  S - 1          333-37508      3.2    05/19/2000

         Bylaws of the registrant as amended
    3.4  on October 1, 2002 . . . . . . . . . . . . . .  10-K           001-16027      3.4    10/08/2002

         Form of Registrant's common stock. . . . . . .  S - 1,
    4.1  certificate. . . . . . . . . . . . . . . . . .  Amend.  No. 1  333-37508      4.1    06/13/2000

         Form of Indemnification Agreement
         entered into by registrant with each of its. .  S - 1,
   10.1  directors and executive officers . . . . . . .  Amend.  No. 1  333-37508     10.1    06/13/2000

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

         Report of Independent Registered Public
         Accounting Firm on Financial Statement
   99.1  Schedule                                                                                         X

         Consolidated Valuation and Qualifying
   99.2  Accounts                                                                                         X


                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section 13 and 15(d) of the Securities
Exchange Act of 1934 Lantronix has duly caused this Registration Statement on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 7th day of October, 2004.

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

     Signature           Title                                          Date
-----------------------  --------------------------------------------  -------

/s/  H.  K.  DESAI       Chairman  of  the  Board                      10/7/04
------------------
H.  K.  DESAI

/s/  MARC H. NUSSBAUM    Chief  Executive  Officer,                    10/7/04
-------------------      President  (Principal  Executive  Officer)
    MARC H. NUSSBAUM

/s/  JAMES W. KERRIGAN   Chief  Financial  Officer                     10/7/04
--------------------     (Principal Financial and Accounting Officer)
JAMES W. KERRIGAN

/s/  THOMAS  W.  BURTON  Director                                      10/7/04
-----------------------
THOMAS  W.  BURTON

/s/  HOWARD  T.  SLAYEN  Director                                      10/7/04
-----------------------
HOWARD  T.  SLAYEN

/s/  KATHRYN  B.  LEWIS  Director                                      10/7/04
-----------------------
KATHRYN  B.  LEWIS