Form 10-K/A
period 2004-06-30
LANTRONIX INC
filed 2004-10-12
CIK 1114925

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2
(MARK  ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

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

===============================================================================

                                EXPLANATORY NOTE

Amendment No. 2

This Amendment No. 2 to Form 10-K corrects cover page clerical error, changing FOR THE FISCAL YEAR ENDED JUNE 30, 2003 to FOR THE FISCAL YEAR ENDED JUNE 30, 2004.

Amendment No. 1

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