Form 10-Q
period 2004-09-30
LANTRONIX INC
filed 2004-11-09
CIK 1114925

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF  1934

                For the quarterly period ended September 30, 2004

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

                   15353 Barranca Parkway, Irvine, California
                    (Address of principal executive offices)

                                      92618
                                   (Zip Code)
                                   __________


                                 (949) 453-3990
              (Registrant's Telephone Number, Including Area Code)

     Former name, former address and former fiscal year, if changed since last report: N/A

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

     As of October 31, 2004, 58,447,146 shares of the Registrant's common stock were outstanding.


===============================================================================

                                 LANTRONIX, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


                                                 INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I.   FINANCIAL INFORMATION                                                                       3

Item 1.   Financial Statements                                                                        3

          Unaudited Condensed Consolidated Balance Sheets at September 30, 2004 and June 30, 2004     3

          Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended
          September 30, 2004 and 2003                                                                 4

          Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended
          September 30, 2004 and 2003                                                                 5

          Notes to Unaudited Condensed Consolidated Financial Statements                              6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations      12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                 29

Item 4.   Controls and Procedures                                                                    29

PART II.  OTHER INFORMATION                                                                          30

Item 1.   Legal Proceedings                                                                          30

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                30

Item 3.   Defaults Upon Senior Securities                                                            30

Item 4.   Submission of Matters to a Vote of Security Holders                                        30

Item 5.   Other Information                                                                          30

Item 6.   Exhibits                                                                                   30

                         PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                LANTRONIX, INC.



                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                           SEPTEMBER 30,  JUNE 30,
                                               2004        2004
                                            ----------  ----------
ASSETS
- ------------------------------------------

Current assets:
Cash and cash equivalents                   $   8,188   $   9,128
Marketable securities                           1,000       3,050
Accounts receivable, net                        3,947       3,242
Inventories                                     6,506       6,677
Contract manufacturers receivable, net            531         999
Prepaid expenses and other current assets       1,304       1,450
                                            ----------  ----------
Total current assets                           21,476      24,546

Property and equipment, net                       670         865
Goodwill                                        9,488       9,488
Purchased intangible assets, net                1,662       2,056
Officer loans                                     112         110
Other assets                                      189         185
                                            ----------  ----------
Total assets                                $  33,597   $  37,250
                                            ==========  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------

Current liabilities:
Accounts payable                            $   4,844   $   4,049
Accrued payroll and related expenses            1,419       1,599
Warranty reserve                                1,810       1,770
Restructuring reserve                             461         752
Other current liabilities                       3,136       2,922
Convertible note payable                            -         867
 Bank line of credit                              500         500
                                            ----------  ----------
Total current liabilities                      12,170      12,459


Stockholders' equity:
Common stock                                        6           6
Additional paid-in capital                    181,045     180,712
Deferred compensation                             (41)       (103)
Accumulated deficit                          (159,857)   (156,078)
Accumulated other comprehensive income            274         254
                                            ----------  ----------
Total stockholders' equity                     21,427      24,791
                                            ----------  ----------
Total liabilities and stockholders' equity  $  33,597   $  37,250
                                            ==========  ==========

                             See accompanying notes.

                                 LANTRONIX, INC.


             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   THREE MONTHS ENDED
                                     SEPTEMBER 30,
                                     -------------

                                                                  2004      2003
                                                                --------  --------

Net revenues (A)                                                $11,045   $12,201
Cost of revenues (B)                                              5,488     6,045
                                                                --------  --------

Gross profit                                                      5,557     6,156
                                                                --------  --------

Operating expenses:
Selling, general and administrative (C)                           6,904     6,263
Research and development (C)                                      2,297     1,787
Stock-based compensation (B) (C)                                    180       155
Amortization of purchased intangible assets                          29        44
                                                                --------  --------
Total operating expenses                                          9,410     8,249
                                                                --------  --------
Loss from operations                                             (3,853)   (2,093)
Interest income (expense), net                                        9        24
Other income (expense), net                                          70      (170)
                                                                --------  --------
Loss before income taxes                                         (3,774)   (2,239)
Provision for income taxes                                           61        33
                                                                --------  --------
Loss from continuing operations                                  (3,835)   (2,272)
Income (loss) from discontinued operations                           56      (777)
                                                                --------  --------
Net loss                                                        $(3,779)  $(3,049)
                                                                ========  ========

Basic and diluted income (loss) per share:
Loss from continuing operations                                 $ (0.07)  $ (0.04)
Income (loss) from discontinued operations                            -     (0.01)
                                                                --------  --------

Basic and diluted net loss per share                            $ (0.07)  $ (0.05)
                                                                ========  ========

Weighted average shares (basic and diluted)                      57,922    55,484
                                                                ========  ========


(A)  Includes net revenues from related parties                 $   318   $   311
                                                                ========  ========

(B)  Cost of revenues includes the following:
Amortization of purchased intangible assets                     $   365   $   532
Stock-based compensation                                              -        16
                                                                --------  --------
                                                                $   365   $   548
                                                                ========  ========

(C)  Stock-based compensation is excluded from the following:
Selling, general and administrative expenses                    $    57   $   113
Research and development expenses                                   123        42
                                                                --------  --------
                                                                $   180   $   155
                                                                ========  ========


                             See accompanying notes.

                                 LANTRONIX, INC.


                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)

                                          THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                            ------------

                                                                                2004      2003
                                                                              --------  --------
Cash flows from operating activities:
Net loss from continuing operations                                           $(3,835)  $(2,272)
Net income (loss) from discontinued operations                                     56      (777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                      225       479
Amortization of purchased intangible assets                                       394       576
Stock-based compensation                                                          180       171
Provision for inventory reserves                                                 (179)     (914)
Provision for doubtful accounts                                                   191       142
Loss on sale of fixed assets                                                        -        31
Equity losses from unconsolidated businesses                                        -       209
Restructuring recovery                                                            (56)        -
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable                                                              (896)      (24)
Inventories                                                                       350       813
Contract manufacturers receivable                                                 468       679
Prepaid expenses and other current assets                                         146     1,359
Other assets                                                                       (6)       (7)
Accounts payable                                                                  795    (1,051)
Due to Gordian                                                                      -    (1,000)
Warranty reserve                                                                   40       108
Restructuring reserve                                                            (235)      (67)
Other current liabilities                                                          34       725
Net assets of discontinued operations                                               -       119
                                                                              --------  --------
Net cash used in operating activities                                          (2,328)     (701)
                                                                              --------  --------

Cash flows from investing activities:
Purchase of property and equipment, net                                           (30)      (84)
Payment of convertible note                                                      (867)        -
Purchases of marketable securities                                             (1,000)        -
Proceeds from sale of marketable securities                                     3,050     2,150
                                                                              --------  --------
Net cash provided by investing activities                                       1,153     2,066
                                                                              --------  --------

Cash flows from financing activities:
Net proceeds from issuances of common stock                                       215       163
                                                                              --------  --------
Net cash provided by financing activities                                         215       163
                                                                              --------  --------
Effect of foreign exchange rates on cash                                           20        11
                                                                              --------  --------
Increase (decrease) in cash and cash equivalents                                 (940)    1,539
Cash and cash equivalents at beginning of period                                9,128     7,328
                                                                              --------  --------
Cash and cash equivalents at end of period                                    $ 8,188   $ 8,867
                                                                              ========  ========


                            See accompanying notes.

                                LANTRONIX, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

1.     BASIS  OF  PRESENTATION

     The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the "Company") at September 30, 2004, and the consolidated results of its operations and its cash flows for the three months ended September 30, 2004 and 2003. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

     These financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles. Therefore, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2004, included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission ("SEC") on October 12, 2004.

     In March 2004, the Company completed the sale of substantially all of the net assets of Premise Systems, Inc. ("Premise") (Note 8). The Company's condensed consolidated financial statements have been presented to reflect Premise as a discontinued operation for all periods.


2.     RECENT  ACCOUNTING  PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and
Equity" ("SFAS No. 150") which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, results of operations or cash flows.


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

     The following table sets forth the computation of net loss per share (in thousands, except per share amounts):



                                                           THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                           ------------------

                                                             2004      2003
                                                           --------  --------
Numerator:
Loss from continuing operations                            $(3,835)  $(2,272)
Income (loss) from discontinued operations                      56      (777)
                                                           --------  --------
Net loss                                                   $(3,779)  $(3,049)
                                                           ========  ========

Denominator:
Weighted-average shares outstanding                         58,254    55,816
Less: non-vested common shares outstanding                    (332)     (332)
                                                           --------  --------
Denominator for basic and diluted income (loss) per share   57,922    55,484
                                                           ========  ========

Basic and diluted income (loss) per share:
Loss from continuing operations                            $ (0.07)  $ (0.04)
Income (loss) from discontinued operations                       -     (0.01)
                                                           --------  --------
Basic and diluted net loss per share                       $ (0.07)  $ (0.05)
                                                           ========  ========

4.     MARKETABLE  SECURITIES

     The Company classifies its marketable securities as available for sale. Marketable securities consist of obligations of municipal bonds which can readily be converted to cash.


5.     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                            SEPTEMBER 30,    JUNE 30,
                                                2004           2004
                                           ---------------  ----------
Raw materials . . . . . . . . . . . . . .  $        4,432   $   4,047
Finished goods. . . . . . . . . . . . . .           6,673       7,368
Inventory at distributors . . . . . . . .           1,140       1,291
                                           ---------------  ----------
                                                   12,245      12,706
Reserve for excess and obsolete inventory          (5,739)     (6,029)
                                           ---------------  ----------
                                           $        6,506   $   6,677
                                           ===============  ==========


6.     PURCHASED  INTANGIBLE  ASSETS

     The composition of purchased intangible assets is as follows (in thousands):



                                          SEPTEMBER 30, 2004                JUNE 30, 2004
                                    ------------------------------  ------------------------------

                          USEFUL             ACCUMULATED                     ACCUMULATED
                           LIVES    GROSS    AMORTIZATION    NET    GROSS    AMORTIZATION    NET
                         ---------  ------  --------------  ------  ------  --------------  ------
 Existing technology     1-5 years  $7,090  $      (5,466)  $1,624  $7,090  $      (5,101)  $1,989
 Patent/core technology          5     405           (378)      27     405           (365)      40
 Tradename/trademark             5      32            (26)       6      32            (24)       8
 Non-compete agreements        2-3     140           (135)       5     140           (121)      19
                                    ------  --------------  ------  ------  --------------  ------

  Total                             $7,667  $      (6,005)  $1,662  $7,667  $      (5,611)  $2,056
                                    ======  ==============  ======  ======  ==============  ======



     The amortization expense for purchased intangible assets for the three months ended September 30, 2004 was $394,000, of which $365,000 was amortized to cost of revenues and $29,000 was amortized to operating expenses. The amortization expense for purchased intangible assets for the three months ended September 30, 2003 was $576,000, of which $532,000 was amortized to cost of revenues and $44,000 was amortized to operating expenses. The estimated amortization expense for the remainder of fiscal 2005 and the next year are as follows:



                                       COST OF    OPERATING
Fiscal year ending June 30:            REVENUES   EXPENSES   TOTAL
                                       ---------  ---------  ------
      2005 (Remainder of fiscal year)  $   1,067  $      38  $1,105
      2006                                   557          -     557
                                       ---------  ---------  ------
      Total                            $   1,624  $      38  $1,662
                                       =========  =========  ======


7.     RESTRUCTURING  RESERVE

     A summary of the activity in the restructuring reserve account is as follows (in thousands):



                                                      CASH                      RESTRUCTURING
                                    RESTRUCTURING    CHARGES                      RESERVE AT
                                      RESERVE AT     AGAINST    RESTRUCTURING   SEPTEMBER 30,
                                    JUNE 30, 2004    RESERVE      RECOVERY           2004
                                    --------------  ---------  ---------------  --------------
Consolidation of excess facilities  $          752  $   (235)  $          (56)  $          461
                                    ==============  =========  ===============  ==============


     The remaining restructuring reserve is related to facility closures in Naperville, Illinois; Hillsboro, Oregon and Ames, Iowa. Payments under the lease obligations will end in fiscal 2007.


8.     DISCONTINUED  OPERATIONS

     In August 2001, the FASB issued SFAS No. 144. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"; however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation's - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for the disposal of a segment of a business. Under SFAS No. 144, a component of a business that is held for sale and is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company, and (ii) the company will not have any significant continuing involvement in such operations.

     In March 2004, the Company completed the sale of substantially all of the net assets of its Premise business unit for $1.0 million. Additionally, the Company incurred $383,000 of disposal costs.

     The net revenues and loss from discontinued operations are as follows (in thousands):



                                                                     THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                       ----------------
                                                                         2004     2003
                                                                       --------  ------
Net revenues                                                           $      -  $  29
                                                                       ========  ======

Income (loss) from discontinued operations, net of income taxes of $0  $     56  $(777)
                                                                       ========  ======


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



                              THREE  MONTHS
                                  ENDED        YEAR ENDED
                              SEPTEMBER 30,     JUNE 30,
                                  2004            2004
                             ---------------  ------------
Balance beginning of period  $        1,770   $     1,193
Charged to cost of revenues             165         1,168
Deductions                             (125)         (591)
                             ---------------  ------------
Balance end of period        $        1,810   $     1,770
                             ===============  ============


10.     PROVISION  FOR  INCOME  TAXES  AND  EFFECTIVE  TAX  RATE

     The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." The Company's effective tax rate was (2)% and (1)% for the three month periods ended September 30, 2004 and September 30, 2003, respectively. The federal statutory rate was 34% for both periods. The effective tax rate associated with the income tax expense for both the three month periods ended September 30, 2004 and 2003, was lower than the federal statutory rate primarily due to the increase in the valuation allowance.

     The Company is under current discussions with the Swiss Federal Tax Authorities ("SFTA") regarding the inability of the Company's Swiss subsidiary, Lantronix International AG, to meet certain guidelines as set within a tax ruling that was obtained in May 2001. The ruling provided for reduced Swiss tax rates. The subsidiary was unable to meet the guidelines set forth in the ruling due to slower than planned growth in this subsidiary, consistent with the overall Company, and has since converted the subsidiary to a holding company. At this time, neither the Company nor the SFTA have taken a definitive position regarding resolution of open tax matters. Based on a variety of assumptions and positions possible, the potential future tax exposure in this matter is expected at $0 to $700,000. The Company has not provided any amounts for this matter in the consolidated financial statements.


11.     BANK  LINE  OF  CREDIT  AND  DEBT

     In January 2002, the Company entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. The Company was required to pay a $100,000 facility fee which was reduced to $62,500 and was paid. The Company was also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. Since establishing the line of credit, the Company has twice reduced the amount of the line, modified customary financial covenants, and adjusted the interest rate to be charged on borrowings to the prime rate plus .50% and eliminated the LIBOR option. Effective July 25, 2003, the Company further modified this line of credit, reducing the revolving line to $5.0 million, and adjusting the customary affirmative and negative covenants. The Company is also required to maintain certain financial ratios as defined in the agreement. The agreement has an annual revolving maturity date that renews on the effective date. The agreement was renewed on July 24, 2004 with an amendment to a financial ratio. The Company is required to pay a $12,500 facility fee for the renewal. The Company's borrowing base at September 30, 2004 was $3.4 million. In March 2004, the Company borrowed $500,000 against this line of credit. Additionally, the Company has used letters of credit available under its line of credit totaling approximately $428,000 in place of cash to fund deposits on leases, tax account deposits and security deposits. As a result, the Company's available line of credit at September 30, 2004 was $2.5 million. The Company is currently in compliance with the revised financial covenants of the July 24, 2004 amended line of credit. Pursuant to the line of credit, the Company is restricted from paying any dividends.

     The Company issued a two-year note in the principal amount of $867,000 as a result of its acquisition of Stallion, accruing interest at a rate of 2.5% per annum. Interest expense related to the note totaled approximately $5,000 and $3,000 for the three months ended September 30, 2004 and 2003, respectively. The notes were convertible into the Company's common stock at any time, at the election of the holders, at a $5.00 conversion price. The notes were due and paid in August 2004 as the holders elected not to convert the notes into the Company's common stock.


12.     COMPREHENSIVE  LOSS

     SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements.

     The  components  of  comprehensive  loss  are  as  follows  (in thousands):



                                             THREE  MONTHS  ENDED
                                                 SEPTEMBER 30,
                                                 -------------
                                                 2004      2003
                                               --------  --------
Net loss                                       $(3,779)  $(3,049)
Other comprehensive loss:
Change in accumulated translation adjustments       20        11
                                               --------  --------
Total comprehensive loss                       $(3,759)  $(3,038)
                                               ========  ========



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

     The results of applying the requirements of the disclosure-only alternative of SFAS No. 123 to the Company's stock-based awards to employees would approximate the following (in thousands, except per share data):



                                                                    THREE  MONTHS  ENDED
                                                                        SEPTEMBER 30,
                                                                    --------------------
                                                                        2004      2003
                                                                      --------  --------
Net loss - as reported                                                $(3,779)  $(3,049)
Add: Stock-based compensation expense included in net loss - as
reported                                                                  180       171
Deduct: Stock-based compensation expense determined under fair value
method                                                                   (447)     (953)
                                                                      --------  --------
Net loss - pro forma                                                  $(4,046)  $(3,831)
                                                                      ========  ========
Net loss per share (basic and diluted) - as reported                  $ (0.07)  $ (0.05)
                                                                      ========  ========
Net loss per share (basic and diluted) - pro forma                    $ (0.07)  $ (0.07)
                                                                      ========  ========


14.     LITIGATION

Government  Investigation

     The Securities and Exchange Commission ("SEC") is conducting a formal investigation of the events leading up to the Company's restatement of its financial statements on June 25, 2002. The Department of Justice is also conducting an investigation concerning events related to the restatement.

Class  Action  Lawsuits

     On May 15, 2002, Stephen Bachman filed a class action complaint entitled Bachman v. Lantronix, Inc., et al., No. 02-3899, in the U.S. District Court for the Central District of California against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period of April 25, 2001 through May 30, 2002, inclusive. The complaints allege that the defendants caused the Company to improperly recognize revenue and make false and misleading statements about its business. Plaintiffs further allege that the defendants materially overstated the Company's reported financial results, thereby inflating its stock price during its securities offering in July 2001, as well as facilitating the use of its common stock as consideration in acquisitions. The complaints have subsequently been consolidated into a single action and the court has appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on January 17, 2003. The amended complaint now purports to be a class action brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period of August 4, 2000 through May 30, 2002, inclusive. The amended complaint continued to assert that the Company and the individual officer and director defendants violated the 1934 Act, and also includes alleged claims that the Company and its officers and directors violated the Securities Act of 1933 arising from the Company's Initial Public Offering in August 2000. The Company has filed a motion to dismiss the additional allegations on March 3, 2003. Plaintiffs filed their second amended complaint February 6, 2004, and the Company filed a motion to dismiss the additional allegations in the second amended complaint on March 10, 2004. On August 19, 2004, the Court granted in part and denied in part the motion to dismiss. On September 13, 2004, Plaintiffs filed their third amended complaint, and on October 18, 2004, the Company answered that complaint. Discovery has commenced, but no trial date has been established.

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

Securities Claims Brought by Former Shareholders of Synergetic Micro Systems, Inc. ("Synergetic")

     On October 17, 2002, Richard Goldstein and several other former shareholders of Synergetic filed a complaint entitled Goldstein, et al. v. Lantronix, Inc., et al. in the Superior Court of the State of California, County of Orange, against the Company and certain of its former officers and directors. Plaintiffs filed an amended complaint on January 7, 2003. The amended complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from its acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. On May 5, 2003, the Company answered the complaint and generally denied the allegations in the complaint. Discovery has commenced but no trial date has been established.

Patent  Infringement  Litigation

     On August 10, 2004, Digi International Inc. ("Digi") served a complaint on the Company alleging that certain of the Company's products infringe Digi's U.S. Patent No. 6,446,192. Digi filed the complaint in the U.S. District Court in Minnesota. The complaint seeks both monetary and non-monetary relief. The Company is still analyzing all of the allegations of the complaint. On August 30, 2004, the Company served and filed an answer and counterclaim seeking to invalidate U.S. Patent No. 6,446,192 for failure to meet the applicable statutory requirements in Part II of Title 35 of the United States Code including, without limitation, 35 U.S.C. 102, 103 and 112, as conditions for patentability. The counterclaim seeks both monetary and non-monetary relief.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in other reports filed with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 and our subsequent reports on Form 8-K that discuss our business in greater detail.

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

     This report contains forward-looking statements which include, but are not limited to, statements concerning projected net revenues, expenses, gross profit and income (loss), the need for additional capital, market acceptance of our products, our ability to consummate acquisitions and integrate their operations successfully, our ability to achieve further product integration, the status of evolving technologies and their growth potential and our production capacity. These forward-looking statements are based on our current expectations, estimates and projections about our industry, our beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.


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

     We provide three broad categories of products: (i) "device networking solutions" that enable almost any electronic product to be connected to a network; (ii) "IT management solutions" that enable multiple pieces of hardware, usually IT-related network hardware such as servers, routers, switches, and similar pieces of equipment to be managed over a network; and (iii) "non-core" products and services that include visualization solutions, legacy print servers, software revenues, and other miscellaneous products. The expansion of our business in the future is directed at the first two of these categories, device networking and IT management solutions.

     Today, our solutions include fully integrated hardware and software devices, as well as software tools to develop related customer applications. Because we deal with network connectivity, we provide hardware solutions to extremely broad market segments, including industrial, medical, commercial, financial, governmental, retail, building automation, and many more. Our technology is used to provide networking capabilities to products such as medical instruments, manufacturing equipment, bar code scanners, building HVAC systems, process control equipment, vending machines, thermostats, security cameras, temperature sensors, card readers, point of sale terminals, time clocks, and virtually any product that has some form of standard data control capability. Our current product offerings include a wide range of hardware devices of varying size, packaging and, where appropriate, software solutions that allow our customers to network-enable virtually any electronic product.


THE  NATURE  OF  OUR  BUSINESS

     Currently, we develop our products through engineering and product development activities of our research and development organization. In prior years, most engineering and product development was outsourced with independent contractors. This practice has been discontinued; however, some portions of our engineering are subcontracted as needed. We use outside contract manufacturers to make our products, which are then taken to market by our marketing and sales organizations.

     We sell our devices through distribution partners to a global network of distributors, system integrators, value added resellers ("VARs"), manufacturers' representatives and original equipment manufacturers ("OEMs"). In addition, we sell directly to selected accounts. One distribution customer, Ingram Micro, accounted for approximately 19.8% and 13.4% of our net revenues for the three months ended September 30, 2004 and 2003, respectively. Another distribution customer, Tech Data, accounted for approximately 10.5% and 10.4% of our net revenues for the three months ended September 30, 2004 and 2003, respectively. Accounts receivable attributable to these domestic customers accounted for approximately 33.5% and 12.9% of total accounts receivable at September 30, 2004 and June 30, 2004, respectively.

     One international customer, transtec AG, which is a related party due to common ownership by our largest stockholder and former Chairman of our Board of Directors, Bernhard Bruscha, accounted for approximately 2.9% and 2.5% of our net revenues for the three months ended September 30, 2004 and 2003, respectively.


DISCONTINUED  OPERATIONS

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"; however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operation's - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for the disposal of a segment of a business. Under SFAS No. 144, a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company, and (ii) the company will not have any significant continuing involvement in such operations.

     In March 2004, we completed the sale of substantially all of the net assets of our Premise business unit for $1.0 million. Additionally, we incurred $383,000 of disposal costs.

SUMMARY  OVERVIEW  OF  THE  FIRST  FISCAL  QUARTER  ENDED  SEPTEMBER  30,  2004

The following discussion of results of operations includes discussion of continuing operations only.

SUMMARY  OVERVIEW  OF  THE  FIRST  FISCAL  QUARTER  ENDED  SEPTEMBER  30,  2004

     As described in more detail elsewhere in this document, our business operated in a manner consistent with the fiscal year ended June 30, 2004. Net revenues decreased from the prior quarter from $11.9 million for the quarter ended June 30, 2004 , to $11.0 million this quarter. We had expected a relatively flat revenue quarter from the prior quarter. Revenues of $11.0 million for the quarter ended September 30, 2004 compared to revenues of $12.2 for the same quarter a year earlier. The decrease of $1.2 million in revenue compared to the same period last year is primarily due to a decline in sales of non-core products of $900,000.

     The decrease in revenues from the prior quarter is due to three primary factors as follows:

     First, we continued to experience the effects of several large customers transitioning from higher priced networking products to our newer lower priced solutions. Typically, customers build a safety stock of inventory prior to beginning production using the newer product. This causes erratic purchasing patterns and delays in placing orders for the new products for the first few quarters as production is ramped up. In addition, the new technology purchased from Lantronix is often at a lower average selling price, resulting in a temporary decline in revenue sold to that customer. We believe that over time, the expansion of demand for connected products will grow, partially or fully offsetting this decline.

     During the quarter, we also experienced lower order rates from several OEM device customers, compared to their original forecasts or past order rates for the period.

     Finally, we experienced a delay in availability of a small portion of our planned XPort shipments during the quarter that was associated with our transition to a new core processor chip. During the transition, we were able to keep our customers' lines up and running, but were unable to fulfill all of the orders required to replenish inventory levels at all of our accounts.

     Our cash, cash equivalents and marketable securities balances decreased by $3.0 million, from $12.2 million at June 30, 2004 to $9.2 million at September 30, 2004. We averaged less than $0.5 million of cash usage per quarter during the fiscal year ended June 30, 2004. The forecast increase for the first fiscal quarter was attributed to a note repayment of $867,000 related to the Stallion acquisition two years ago, expanded SG&A expenses for the first fiscal quarter of approximately $0.6 million to kick-off marketing programs related to new products, tax payments made related to an IRS audit, audit payments, and other costs. Cash usage was higher than previous guidance of $2.2-$2.8 million because of the lower revenues and, therefore, lower collections during the quarter.

     Our gross margin was 50.3% for the quarter ended September 30, 2004, compared to a gross margin of 50.5% for the same quarter a year earlier and an improvement over gross margin of 43.3% for the quarter ended June 30, 2004. The improvement is primarily due to lower inventory reserves, physical inventory adjustments and lower costs related to amortization of intangible assets that are recorded in cost of revenues. These lower amortization costs will continue in future quarters.

     For the quarter ended September 30, 2004, we had a loss from continuing operations of $3.8 million, compared to a loss of $2.3 million for the same quarter a year earlier, primarily related to lower revenues and higher expenses in SG&A and R&D. Operating expenses related to continuing operations increased to $9.4 million for the quarter ended September 30, 2004 from $8.2 million for the same quarter a year earlier. This increase is attributable to the increased marketing and sales programs of $600,000 in the most recent period described above, and increases of approximately $500,000 in R&D expenses. We made a decision to reinvest the savings realized as a result of discontinuing our Premise business in March 2004 into marketing and R&D activities related to ongoing operations.


OUTLOOK

     While revenues were lower than anticipated in the quarter ended September 30, 2004, we have reviewed our plans and activities going forward and continue to drive to achieve revenue growth. We have programs in effect that we believe will increase revenues in the second fiscal quarter ending December 31, 2004. We are driving our business to become cash positive and increase our cash, cash equivalents and marketable securities balances, and thereafter reach profitability. We continue to evaluate opportunities to reduce our expenses and lower our cash breakeven point.

     Our device networking business is fundamentally directed to the market of products that could be networked together and/or connected to the Internet. We see as inevitable, a world where myriads of devices are interconnected to enhance their operation, maintenance, or to provide new functionality. Independent researchers have made varying estimates as to the size and rate of this expansion. However, networking growth as evidenced by our net revenue growth or that of our peers is still in the early adoption phase. We believe in the next several years, the market adoption of our networking solution devices will be strongest in the commercial and industrial markets such as security, medical, factory automation and similar devices, rather than in consumer electronics devices. In the short run, particularly from quarter to quarter, revenues can vary. However, our operations are fundamentally organized to achieve continuing revenue improvement as our products are accepted and ordered by an expanding customer base.

     Our IT management business provides remote management solutions to our customers' IT infrastructure of servers, routers, switches, power supplies, and other devices that comprise their networks. This business was severely impacted by the recession of the past several years, and we are just beginning to emerge from that recession. While we have not yet achieved a high rate of net revenue growth, we have confidence in our position in this market, and we have recently introduced new products that are achieving recognition in the marketplace.

     With the exception of the higher planned and actual expenditures for the quarter ended September 30, 2004, our cash usage performance over the previous four quarters has resulted in lower cash usage than this financial model described above might indicate. We incur legal expenses that increase and decrease with activity each quarter, receive varying levels of reimbursement for some of these legal expenses from our insurance carriers, and we have occasional annual expenses we have to pay. On the other hand, we have benefited from other cash management activities to improve cash flow by improving balance sheet accounts. We have previously indicated guidance that we are managing our business such that we have a target cash usage in the range of $1.0 million per quarter; as noted, we have been doing somewhat better than this guidance throughout all of FY04. Over the prior four quarters, we have had a series of events which have, from time to time, provided cash because of specific transactions such as our sale of Premise and our recovery of legal expenses through insurance reimbursements, and we have exchanged deposits in the form of cash with letters of credit. Alternatively, we have had exceptional events that used cash from time to time. Notwithstanding the usage of $3.0 million in the first fiscal quarter ended September 30, 2004, our operating objectives are to reduce operating expense levels to return to the previous fiscal year model of cash usage in the range of $1.0 million or less for the second fiscal quarter. As of the end of September 2004, the Company had a balance of cash, cash equivalents and marketable securities of $9.2 million.

     We are driving revenues in fiscal 2005 with programs that include new products recently introduced, increased distribution through an expanded sales network and a commitment to new and expanded marketing and advertising programs. During the past several quarters, we introduced several new products we believe will contribute to growth in revenues. These products include WiPort, a wireless version of our XPort device server; WiBox, a wireless external device networking solution; Secure Box, AES-encryption device networking products; a NEBS-compliant secure console server for telecommunications applications; and the SecureLinx Remote KVM product line designed to remotely connect IT administrators to their Windows-based equipment, and an SLC line of console servers.

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

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our condensed consolidated financial statements:

     Revenue  Recognition

     We do not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. Commencing July 1, 2001, we adopted a new accounting policy for revenue recognition such that recognition of revenue and related gross profit from sales to distributors are deferred until the distributor resells the product. Net revenue from certain smaller distributors, for which point-of-sale information is not available, is recognized one month after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end-user. When product sales revenue is recognized, we establish an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenues would result. Revenue from the licensing of software is recognized at the time of shipment (or at the time of resale in the case of software products sold through distributors), provided we have vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered. Our products typically carry a ninety-day to two-year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, we sell extended warranty services which extend the warranty period for an additional one to three years. Warranty revenue is recognized evenly over the warranty service period.

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

     Impairment  of  Long-Lived  Assets

     We evaluate long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns, are present. Reviews are performed to determine whether the carrying values of assets are impaired based on a comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the expected future cash flows using a discount rate, based upon our weighted average cost of capital, is used to estimate the fair value of the assets. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic lives of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In the event they are lower, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

     Restructuring  Charge

     Over the last several quarters we have undertaken, and we may continue to undertake, significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities. We have had to record estimated expenses for lease cancellations, contract terminations, long-term asset write-downs, severance and outplacement costs and other restructuring costs. Given the significance of, and the timing of, the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Through December 31, 2002, the accounting rules for restructuring costs and asset impairments required us to record provisions and charges when we had a formal and committed plan. Beginning January 1, 2003, the accounting rules now require us to record any future provisions and charges at fair value in the period in which they are incurred. In calculating the cost to dispose of our excess facilities, we had to estimate our future space requirements and the timing of exiting excess facilities and then estimate for each location the future lease and operating costs to be paid until the lease is terminated and the amount, if any, of sublease income. This required us to estimate the timing and costs of each lease to be terminated, including the amount of operating costs and the rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on future space requirements, the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

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


RECENT  ACCOUNTING  PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and
Equity" ("SFAS No. 150") which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations or cash flows.

CONSOLIDATED  RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our condensed consolidated statement of operations:



                                                THREE MONTHS
                                                    ENDED
                                                SEPTEMBER 30,
                                              ----------------
                                               2004      2003
                                              -------   -------
Net revenues                                   100.0%    100.0%
Cost of revenues                                49.7      49.5
                                              -------   -------
Gross profit                                    50.3      50.5
                                              -------   -------
Operating expenses:
 Selling, general and administrative            62.5      51.3
 Research and development                       20.8      14.6
 Stock-based compensation                        1.6       1.3
 Amortization of purchased intangible assets     0.3       0.4
                                              -------   -------
Total operating expenses                        85.2      67.6
                                              -------   -------
Loss from operations                           (34.9)    (17.1)
Interest income (expense), net                   0.1       0.2
Other income (expense), net                      0.6      (1.4)
                                              -------   -------
Loss before income taxes                       (34.2)    (18.3)
Provision for income taxes                       0.5       0.3
                                              -------   -------
Loss from continuing operations                (34.7)    (18.6)
Income (loss) from discontinued operations       0.5      (6.4)
                                              -------   -------
Net loss                                       (34.2)%   (25.0)%
                                              =======   =======


COMPARISON  OF  THE  THREE  MONTHS  ENDED  SEPTEMBER  30,  2004  AND  2003

     The following discussion of results of operations includes discussion of continuing operations only.

NET  REVENUES  BY  PRODUCT  CATEGORY



                                  THREE MONTHS ENDED
                                     SEPTEMBER 30,
                                     -------------
                             % OF NET            % OF NET       $           %
PRODUCT CATEGORIES   2004     REVENUE    2003     REVENUE    VARIANCE   VARIANCE
- ------------------  -------  ---------  -------  ---------  ----------  ---------
Device networking   $ 6,226      56.3%  $ 6,519      53.4%  $    (293)     (4.5)%
IT management         3,122      28.3%    3,058      25.1%         64        2.1%
Non-core              1,697      15.4%    2,624      21.5%       (927)    (35.3)%
                    -------  ---------  -------  ---------  ----------  ---------
TOTAL               $11,045     100.0%  $12,201     100.0%  $  (1,156)     (9.5)%
                    =======  =========  =======  =========  ==========  =========


     The decrease for the three months ended September 30, 2004 was primarily attributable to a decrease in net revenues of our non-core products and to a lesser extent a decrease in our device networking products. The decrease in our non-core product net revenues is primarily due to a decrease in our visualization, print server and Stallion products. We are no longer investing in the development of these product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in device networking and IT management products. The decrease in device networking net revenue is primarily due to the timing of purchases by our larger OEM customers, weaker demand for our customers' products in certain verticals and a general shift from higher priced external products to lower priced embedded products.

NET  REVENUES  BY  REGION



                                  THREE MONTHS ENDED
                                    SEPTEMBER 30,
                                    -------------
                            % OF NET            % OF NET       $           %
GEOGRAPHIC REGION   2004     REVENUE    2003     REVENUE    VARIANCE   VARIANCE
- -----------------  -------  ---------  -------  ---------  ----------  ---------
Americas           $ 7,531      68.2%  $ 9,480      77.7%  $  (1,949)    (20.6)%
Europe               2,793      25.3%    2,172      17.8%        621      28.6 %
Other                  721       6.5%      549       4.5%        172      31.3 %
                   -------  ---------  -------  ---------  ----------  ---------
TOTAL              $11,045     100.0%  $12,201     100.0%  $  (1,156)     (9.5)%
                   =======  =========  =======  =========  ==========  =========


     The overall decrease in net revenues is primarily due to a decrease in the Americas region. The decrease in net revenues in the Americas region is primarily attributable to lower sales of non-core products and, to a lesser extent, a decrease in sales of external device servers. The decrease in non-core products is due to a decrease in sales of our visualization and print server product lines. We are no longer investing in the development of these product lines and expect net revenues related to these product lines to continue to decline in the future as we focus our investment on device networking and IT management products. The increase in the European region is primarily due to the addition of new customers, including three new distributors and several channel customers. The increase in Other is primarily due to the addition of new customers and our increased sales effort in the Asia Pacific region.

GROSS  PROFIT



                                  THREE MONTHS ENDED
                                    SEPTEMBER 30,
                                    -------------
                      % OF NET           % OF NET       $           %
               2004   REVENUES    2003   REVENUES    VARIANCE   VARIANCE
              ------  ---------  ------  ---------  ----------  ---------
Gross profit  $5,557      50.3%  $6,156      50.5%  $    (599)     (9.7)%
              ======  =========  ======  =========  ==========  =========


     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers, amortization of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, overhead and warranty costs. Cost of revenues for the three months ended September 30, 2004 and 2003 included $365,000 and $532,000 of amortization of purchased intangible assets, respectively. At September 30, 2004 the unamortized balance of purchased intangible assets that will be amortized to future cost of revenues was $1.6 million, of which $1.1 million will be amortized in the remainder of fiscal 2005 and $557,000 in fiscal 2006.

     The decrease in gross profit in absolute dollars and as a percentage of net revenues for the three months ended September 30, 2004 was primarily attributable to a decrease in net revenues and a $735,000 lower benefit from an inventory reserve adjustment in the current quarter compared to prior year, partially offset by an overall reduction in payroll and payroll related costs, warranty expense and the amortization of purchased intangible assets recorded during the three months ended September 30, 2004. Adjustments to our inventory reserve occur primarily due to the sale of products during a period for which reserves had been previously recorded. The decrease in the amortization of purchased intangible assets is primarily due to a decrease in the amortization of the Gordian asset which is being amortized over the remaining life of our products designed by Gordian, as well as an impairment of our Premise intangible assets during the quarter ended December 31, 2003.

SELLING,  GENERAL  AND  ADMINISTRATIVE



                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                            -------------
                                             % OF NET           % OF NET       $          %
                                      2004   REVENUES    2003   REVENUES   VARIANCE   VARIANCE
                                     ------  ---------  ------  ---------  ---------  ---------
Selling, general and administrative  $6,904      62.5%  $6,263      51.3%  $     641      10.2%
                                     ======  =========  ======  =========  =========  =========



     Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, insurance proceeds, and professional legal and accounting fees. Selling, general and administrative expense increased primarily due to increased marketing expenses for new product introductions, increased marketing for existing products, legal and other expenses. These increases were partially offset by decreases in professional fees as well as depreciation expense. The legal fees increased due to the timing of reimbursements from the insurance company. Legal fees incurred in defense of the shareholder suits are reimbursable to the extent provided in our directors and officers liability insurance policies, and subject to the coverage limitations and exclusions contained in such policies. For the three months ended September 30, 2004 and 2003, we have been reimbursed $109,000 and $325,000 of these expenses, respectively. Management expects to receive additional reimbursements from insurance sources for legal fees in the future.

RESEARCH  AND  DEVELOPMENT



                                    THREE MONTHS ENDED
                                      SEPTEMBER 30,
                                      -------------
                                  % OF NET           % OF NET       $          %
                           2004   REVENUES    2003   REVENUES   VARIANCE   VARIANCE
                          ------  ---------  ------  ---------  ---------  ---------
Research and development  $2,297      20.8%  $1,787      14.6%  $     510      28.5%
                          ======  =========  ======  =========  =========  =========


     Research and development expenses consist primarily of personnel-related costs of employees, as well as expenditures to third-party vendors for research and development activities. The increase in research and development expenses is primarily due to a reallocation of the savings realized from our discontinued Premise business to our core IT Management and Device Networking business. We also increased headcount to improve our product introduction and quality infrastructure.

STOCK-BASED  COMPENSATION



                                   THREE MONTHS ENDED
                                     SEPTEMBER 30,
                                     -------------
                                 % OF NET          % OF NET       $          %
                          2004   REVENUES   2003   REVENUES   VARIANCE   VARIANCE
                          -----  ---------  -----  ---------  ---------  ---------
Stock-based compensation  $ 180       1.6%  $ 155       1.3%  $      25      16.1%
                          =====  =========  =====  =========  =========  =========


     Stock-based compensation generally represents the amortization of deferred compensation. We recorded no deferred compensation or deferred compensation forfeitures for the three months ended September 30, 2004. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. Deferred compensation also includes the value of employee stock options assumed in connection with our acquisitions calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years.

     Included in cost of revenues is stock-based compensation of $0 and $16,000 for the three months ended September 30, 2004 and 2003, respectively. The increase in stock-based compensation for the three months ended September 30, 2004 is primarily attributable to a charge for the valuation of vested options for a terminated executive. At September 30, 2004, a balance of $41,000 remains and will be amortized as follows: $24,000 for the remainder of fiscal 2005 and $17,000 in fiscal 2006.

AMORTIZATION  OF  PURCHASED  INTANGIBLE  ASSETS



                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                             -------------
                                                    % OF NET          % OF NET       $           %
                                             2004   REVENUES   2003   REVENUES    VARIANCE   VARIANCE
                                             -----  ---------  -----  ---------  ----------  ---------
Amortization of purchased intangible assets  $  29       0.3%  $  44       0.4%  $     (15)    (34.1)%
                                             =====  =========  =====  =========  ==========  =========


     Purchased intangible assets primarily include existing technology, patents and non-compete agreements and are amortized on a straight-line basis over the estimated useful lives of the respective assets, ranging from one to five years. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to assist us in allocating the purchase price. In addition, approximately $365,000 and $532,000 of amortization of purchased intangible assets has been classified as cost of revenues for the three months ended September 30, 2004 and 2003, respectively. The decrease in amortization of purchased intangible assets is primarily due to the impairment write-down of Premise intangible assets during the quarter ended December 31, 2003. At September 30, 2004, the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $38,000, which will be amortized in the remainder of fiscal 2005.

RESTRUCTURING  CHARGES

     During the three months ended September 30, 2004, approximately $56,000 of restructuring charges were recovered for a facility lease settlement related to a discontinued operation.

INTEREST  INCOME  (EXPENSE),  NET



                                           THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                              -------------
                                       % OF NET          % OF NET       $           %
                                2004   REVENUES   2003   REVENUES    VARIANCE   VARIANCE
                                -----  ---------  -----  ---------  ----------  ---------
Interest income (expense), net  $   9       0.1%  $  24       0.2%  $     (15)    (62.5)%
                                =====  =========  =====  =========  ==========  =========


     Interest income (expense), net consists primarily of interest earned on cash, cash equivalents and marketable securities. The decrease is primarily due to lower average investment balances and interest rates.

OTHER  INCOME  (EXPENSE),  NET



                                          THREE MONTHS ENDED
                                              MARCH 31,
                                              ---------
                                    % OF NET           % OF NET       $          %
                             2004   REVENUES    2003   REVENUES   VARIANCE   VARIANCE
                             -----  ---------  ------  ---------  ---------  ---------
Other income (expense), net  $  70       0.6%  $(170)     (1.4)%  $     240     141.2%
                             =====  =========  ======  =========  =========  =========


     Other income (expense), net improved over prior year, primarily due to the write-off of our Xanboo investment in June 2004, thereby eliminating our equity share of losses in this investment.

PROVISION  FOR  INCOME  TAXES - EFFECTIVE  TAX  RATE

     We utilize the liability method of accounting for income taxes as set forth in FASB Statement No. 109, "Accounting for Income Taxes." Our effective tax rate was (2)% and (1)% for the three month periods ended September 30, 2004 and 2003, respectively. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax expense for both the three month periods ended September 30, 2004 and 2003, was lower than the federal statutory rate primarily due to the increase in valuation allowance. In 2003, the Internal Revenue Service completed its audit of our federal income tax returns for the years ended June 30, 1999, 2000 and 2001. As a result, we paid tax and interest to the IRS and the California Franchise Tax Board of approximately $222,000, $441,000 and $113,000 in quarters ending March 31, 2004, June 30, 2004 and September 30, 2004, respectively.

     The Company is under discussions with the Swiss Federal Tax Authorities ("SFTA") regarding the inability of the Company's Swiss subsidiary, Lantronix International AG, to meet certain guidelines as set within a tax ruling that was obtained in May 2001. The ruling provided for reduced Swiss tax rates. The subsidiary was unable to meet the guidelines set forth in the ruling due to slower than planned growth in this subsidiary, consistent with the overall Company, and has since converted the subsidiary to a holding company. At this time, neither the Company nor the SFTA have taken a definitive position regarding resolution of open tax matters. Based on a variety of assumptions and positions possible, the potential future tax exposure in this matter is expected at $0 to $700,000. The Company has not provided any amounts for this matter in the consolidated financial statements.

IMPACT  OF  ADOPTION  OF  NEW  ACCOUNTING  STANDARDS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and
Equity" ("SFAS No. 150") which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, results of operations or cash flows.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consisting of money-market funds and commercial paper totaled $8.2 million at September 30, 2004.
Marketable securities are income yielding securities which can be readily converted to cash. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county government notes and bonds and totaled $1.0 million at September 30, 2004.

     Our operating activities used cash of $2.3 million for the three months ended September 30, 2004. We incurred a net loss of $3.8 million, of which $3.8 million is a loss from continuing operations and $56,000 is net income from discontinued operations, which includes the following adjustments: depreciation of $225,000, amortization of purchased intangible assets of $394,000, amortization of stock-based compensation of $180,000, provision for doubtful accounts of $191,000 offset by a recovery in the restructuring reserve of $56,000 and a benefit from the inventory reserve of $179,000. The changes in our operating assets consist of a decrease in inventory of $350,000, decrease in contract manufacturer receivable of $468,000, decrease in prepaid expenses and other assets of $146,000 and an increase in accounts payable of $795,000, offset by an increase in accounts receivable of $896,000 and a decrease in restructuring reserve of $235,000. The decrease in inventory is primarily attributable to a reduction in slower moving products due to marketing programs, partially offset by an increase in new product inventory. The decrease in contract manufacturer receivables is due to improved collections. The decrease in prepaid expenses and other current assets is primarily due to the amortization of prepaid expense during the period. The decrease in the restructuring reserve is due to payments on lease obligations. The increase in accounts receivable is due to slower collections from our large distributor customers. The increase in accounts payable is due to the timing of payments to our suppliers.

     Cash provided by investing activities was $1.2 million for the three months ended September 30, 2004. We received $3.1 million in proceeds from the sales of marketable securities. We used $1.0 million to purchase marketable securities. We also used $30,000 to purchase property and equipment and $867,000 to pay the convertible note from the Stallion acquisition. Cash provided by investing activities was $2.1 million for the three months ended September 30, 2003.

     Cash provided by financing activities was $215,000 for the three months ended September 30, 2004 primarily related to the purchase of common shares by the employee stock purchase plan. Cash provided by financing activities was $163,000 for the three months ended September 30, 2003.

     In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We are required to pay a $100,000 facility fee which was reduced to $62,500 and was paid. We are also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. Since establishing the line of credit, we have twice reduced the amount of the line, modified customary financial covenants and adjusted the interest rate to be charged on borrowings to the prime rate plus ..50% and eliminated the LIBOR option. Effective July 25, 2003, we further modified this line of credit, reducing the revolving line to $5.0 million and adjusting the customary affirmative and negative covenants. We are also required to maintain certain financial ratios as defined in the agreement. The agreement has an annual revolving maturity date that renews on the effective date. The agreement was renewed on July 24, 2004 with an amendment to a financial ratio. We are required to pay a $12,500 facility fee for the renewal. Our borrowing base at September 30, 2004, was $3.4 million. In March 2004, we borrowed $500,000 against this line of credit. Additionally, we have used letters of credit available under our line of credit totaling approximately $428,000 in place of cash to fund deposits on leases, tax account deposits and security deposits. As a result, our available line of credit at September 30, 2004 was $2.5 million. We are currently in compliance with the revised financial covenants of the July 24, 2004 amended line of credit. Pursuant to the line of credit, we are restricted from paying any dividends.

     The following table summarizes our contractual payment obligations and commitments:



                      Remainder of fiscal year     Fiscal Years
                      ------------------------     ------------
                      2005                       2006   2007   Total
                     ------                      -----  -----  ------
Bank line of credit  $  500                      $   -  $   -  $  500
Operating leases        947                        480    169   1,596
                     ------                      -----  -----  ------
Total                $1,447                      $ 480  $ 169  $2,096
                     ======                      =====  =====  ======


     At September 30, 2004, approximately $2.8 million of our net tangible assets (primarily cash held in foreign bank accounts) were located outside the United States. Such assets are unrestricted with regard to foreign liquidity needs, however, our ability to utilize such assets to satisfy liquidity needs outside of such foreign locations are subject to approval by the foreign location board of directors. We believe that our existing cash, cash equivalents and marketable securities and any available borrowings under our line of credit facility will be adequate to meet our anticipated cash needs through at least the next twelve months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues, research and development and infrastructure investments, and expenses related to ongoing government investigations and pending litigation, which will affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

     In October 2004, we paid $125,000 towards our bank line of credit. We expect to make similar quarterly payments throughout fiscal year 2005.

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

     Our quarterly net revenues, expenses and operating results have varied in the past and might vary significantly from quarter to quarter in the future. We, therefore, believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future net revenues. If we were to experience a reduction in net revenues in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that quarter would be harmed. If our operating results in future quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

- -    changes  in  the  mix  of  net  revenues  attributable to higher-margin and lower-margin  products;

- -    customers'  decisions  to  defer  or  accelerate  orders;

- -    variations  in  the  size  or  timing  of  orders  for  our  products;

- -    changes  in  demand  for  our  products;

- -    loss  or  gain  of  significant  customers;

- -    short-term  fluctuations  in  the  cost  or  availability  of  our critical components;

- -    announcements  or  introductions  of  new  products  by  our  competitors;

- -    defects  and  other  product  quality  problems;  and

- -    changes  in  demand  for  devices  that  incorporate  our  products.

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

     We are currently involved in significant litigation, including multiple security class action lawsuits, a state derivative lawsuit, litigation with a former executive officer and patent infringement litigation. The pending lawsuits involve complex questions of fact and law and likely will continue to require the expenditure of significant funds and the diversion of other resources to defend. We do not know what the outcome of outstanding legal proceedings will be and cannot determine the extent to which these resolutions might have a material adverse effect on our business, results of operations and financial condition taken as a whole. The results of litigation are inherently uncertain, and adverse outcomes are possible. For a more detailed description of pending litigation, see Note 14 of Part I of this Form 10-Q.

     WE MIGHT BECOME INVOLVED IN LITIGATION OVER PROPRIETARY RIGHTS, WHICH COULD BE COSTLY AND TIME CONSUMING.

     Substantial litigation regarding intellectual property rights exists in our industry. There is a risk that third parties, including current and potential competitors, current developers of our intellectual property, our manufacturing partners, or parties with which we have contemplated a business combination will claim that our products, or our customers' products, infringe on their intellectual property rights or that we have misappropriated their intellectual property. In addition, software, business processes and other property rights in our industry might be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Other parties might currently have, or might eventually be issued, patents that infringe on the proprietary rights we use. Any of these third parties might make a claim of infringement against us. For example, Digi has just filed a lawsuit alleging that we infringe their '192 patent. We have filed suit alleging that Digi infringes our '305 patent. Please refer to Note 14 of Part I of this Form 10-Q for more information.

     From time to time in the future we could encounter other disputes over rights and obligations concerning intellectual property. We cannot assume that we will prevail in intellectual property disputes regarding infringement, misappropriation or other disputes. Litigation in which we are accused of infringement or misappropriation might cause a delay in the introduction of new products, require us to develop non-infringing technology, require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all, or require us to pay substantial damages, including treble damages if we are held to have willfully infringed. In addition, we have obligations to indemnify certain of our customers under some circumstances for infringement of third-party intellectual property rights. If any claims from third-parties were to require us to indemnify customers under our agreements, the costs could be substantial, and our business could be harmed. If a successful claim of infringement was made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

     WE HAVE ELECTED TO USE A CONTRACT MANUFACTURER IN CHINA, WHICH INVOLVES SIGNIFICANT RISKS.

     One of our contract manufacturers is based in China. There are significant risks of doing business in China, including:

- -    Delivery  times  are extended due to the distances involved, requiring more lead-time  in  ordering  and  increasing  the  risk  of excess inventories.

- -    We  could  incur  ocean  freight  delays because of labor problems, weather delays  or  expediting  and  customs  problems.

- -    China does not afford the same level of protection to intellectual property as domestic or many other foreign countries. If our products were reverse-engineered or our intellectual property was otherwise pirated (reproduced and duplicated without our knowledge or approval), our revenues would be reduced.

- -    China  and  U.S.  foreign  relations  have,  historically,  been subject to change. Political considerations and actions could interrupt our expected supply of products from China.

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

     IF A MAJOR CUSTOMER CANCELS, REDUCES, OR DELAYS PURCHASES, OUR NET REVENUES MIGHT DECLINE AND OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our top five customers accounted for 46.8% of our net revenues for the three months ended September 30, 2004. One customer, Ingram Micro, Inc., accounted for approximately 19.8% and 13.4% of our net revenues for the three months ended September 30, 2004 and 2003, respectively. Another customer, Tech Data, accounted for approximately 10.5% and 10.4% of our net revenues for the three months ended September 30, 2004 and 2003, respectively. Accounts receivable attributable to these two domestic customers accounted for approximately 33.5% and 12.9% of total accounts receivable at September 30, 2004 and June 30, 2004, respectively. The number and timing of sales to our distributors have been difficult for us to predict. While our distributors are customers in the sense they buy our products, they are also part of our product distribution system. To some extent, the business lost for some reason to a distributor would likely be replaced by sales to other customer/distributors in a reasonable period, rather than a total loss of that business such as from a customer who used our products in their business.

     The loss or deferral of one or more significant sales in a quarter could harm our operating results. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace, the growth of our business could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our device networking solutions technology. Our sales are usually completed on a purchase order basis and we have no long-term purchase commitments from our customers.

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

     IF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE NOT SUCCESSFUL, OUR NET REVENUES COULD DECLINE AND OUR BUSINESS COULD BE HARMED.

     For the three months ended September 30, 2004, we incurred $2.3 million in research and development expenses, which comprised 20.8% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development.

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

     Certain of our products contain components developed and maintained by third-party software vendors or are available through the "open source" software community. We also expect that we may incorporate software from third-party vendors and open source software in our future products. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our products to function with alternate third-party software or open source software, or develop these components ourselves, which would result in increased costs and could result in delays in our product shipments. Furthermore, we might be forced to limit the features available in our current or future product offerings. We presently are developing products for use on the Linux platform. The SCO Group (SCO) has filed and threatened to file lawsuits against companies that operate Linux for commercial purposes, alleging that such use of Linux infringes SCO's rights. These allegations may adversely affect the demand for the Linux platform and, consequently, the sales of our Linux-based products.

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

     We outsource substantially all of our manufacturing to five third-party manufacturers, Venture Electronics Services, Varian, Inc., Irvine Electronics, Inc., Uni Precision Industrial Ltd., and Universal Scientific Industrial Company, LTD. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

- -    reduced  control  over delivery schedules, quality assurance, manufacturing yields  and  production  costs;

- -    lack  of  guaranteed  production  capacity  or  product  supply;  and

- -    reliance on third-party manufacturers to maintain competitive manufacturing technologies.

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

     Net revenues from international sales represented 31.8% and 22.3% of net revenues for the three months ended September 30, 2004 and 2003, respectively. Net revenues from Europe represented 25.3% and 17.8% of our net revenues for the three months ended September 30, 2004 and 2003, respectively. Our revenues in Japan and the People's Republic of China are increasing, as well.

     We expect that international revenues will continue to represent a significant portion of our net revenues in the foreseeable future. Doing business internationally involves greater expense and many additional risks. For example, because the products we sell abroad and the products and services we buy abroad are priced in foreign currencies, we are affected by fluctuating exchange rates. In the past, we have from time to time lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we face other risks of doing business internationally, including:

- -    unexpected  changes  in  regulatory  requirements,  taxes,  trade  laws and tariffs;

- -    reduced  protection  for  intellectual  property rights in some countries;

- -    differing  labor  regulations;

- -    compliance  with  a  wide  variety  of  complex  regulatory  requirements;

- -    changes  in  a  country's  or  region's  political or economic conditions;

- -    greater  difficulty  in  staffing  and  managing  foreign  operations; and

- -    increased  financial  accounting  and  reporting burdens and complexities.

     Our international operations require significant attention from our management and substantial financial resources. We do not know whether our investments in other countries will produce desired levels of net revenues or profitability.

     WE CARRY INVENTORY AND THERE IS A RISK WE MAY BE UNABLE TO DISPOSE OF IT.

     Our products and therefore our inventories are subject to technological risk. At any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. As of September 30, 2004, our inventories, including raw materials, finished goods and inventory at distributors, were valued at $12.2 million and we had excess and obsolete inventory reserves of $5.7 million against these inventories. As of June 30, 2004, our inventories, including raw materials, finished goods and inventory at distributors were valued at $12.7 million and we had excess and obsolete inventory reserves of $6.0 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our reserves and our operating results could be substantially harmed.

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

     OUR  INTELLECTUAL  PROPERTY  PROTECTION  MIGHT  BE  LIMITED.

     We have not historically relied on patents to protect our proprietary rights, although we are now building a patent portfolio. We rely primarily on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions that we have taken:

- -    laws  and  contractual  restrictions  might  not  be  sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

- -    other companies might claim common law trademark rights based upon use that precedes  the  registration  of  our  marks;

- -    other  companies  might  assert  other  rights to market products using our trademarks;

- -    policing  unauthorized  use  of  our  products and trademarks is difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use;

- -    courts may determine that our software programs use open source software in such a way that deprives the entire programs of intellectual property protection; and

- -    current  federal  laws  that prohibit software copying provide only limited protection  from  software  pirates.

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

INTEREST  RATE  RISK

     Our exposure to interest rate risk is limited to the exposure related to our cash, cash equivalents, marketable securities and our credit facilities, which is tied to market interest rates. As of September 30, 2004 and June 30, 2004, we had cash and cash equivalents of $8.2 million and $9.1 million, respectively, which consisted of cash and short-term investments with original maturities of ninety days or less, both domestically and internationally. As of September 30, 2004 and June 30, 2004, we had marketable securities of $1.0 million and $3.1 million, respectively, consisting of obligations of municipal bonds. We believe our marketable securities will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

FOREIGN  CURRENCY  RISK

     We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.


ITEM  4.     CONTROLS  AND  PROCEDURES

     (a)  Evaluation  of  disclosure  controls  and  procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of our first fiscal quarter. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are sufficiently effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

     (b)  Changes  in  internal  controls.

     There have been no changes in our internal control over financial reporting identified in connection with our evaluation as of the end of our first fiscal quarter that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART  II.  OTHER  INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS

     The information set forth in Note 14 of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

ITEM  2.   UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

None.

ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.   OTHER  INFORMATION

None

ITEM  6.   EXHIBITS



EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
- -------  ------------------------------------------------------------------------------------------------

   10.1  Silicon Valley Bank Amendment to Loan Documents
         Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules
   31.1  13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e)
   31.2  and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         Certification of Chief Executive Officer and Chief Financial Officer Pursuant to
   32.1  18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Furnished,  not  filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November  9,  2004     LANTRONIX,  INC.
                              (Registrant)

                          By:     /s/ Marc H. Nussbaum
                                   MARC H. NUSSBAUM
                                   ----------------
                               CHIEF EXECUTIVE OFFICER
                            (PRINCIPAL EXECUTIVE OFFICER)



                          By:     /s/ James W. Kerrigan
                                  JAMES W. KERRIGAN
                                  -----------------
                               CHIEF FINANCIAL OFFICER
                            (PRINCIPAL FINANCIAL OFFICER)