Form 10-Q
period 2004-12-31
LANTRONIX INC
filed 2005-02-14
CIK 1114925

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________ TO ___________.

                         COMMISSION FILE NUMBER: 1-16027

                            ------------------------

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

                            ------------------------

                                 (949) 453-3990
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Former name, former address and former fiscal year, if changed since last report: N/A

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

     As of January 21, 2005 58,238,149 shares of the Registrant's common stock were outstanding.

================================================================================

                                 LANTRONIX, INC.

                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION.............................................  3

Item 1.   Financial Statements..............................................  3

          Unaudited Condensed Consolidated Balance Sheets at December 31,
             2004 and June 30, 2004.........................................  3

          Unaudited Condensed Consolidated Statements of Operations for
             the Three and Six Months Ended December 31, 2004 and 2003......  4

          Unaudited Condensed Consolidated Statements of Cash Flows for
             the Six Months Ended December 31, 2004 and 2003................  5

          Notes to Unaudited Condensed Consolidated Financial Statements....  6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........ 31

Item 4.   Controls and Procedures........................................... 31

PART II.  OTHER INFORMATION................................................. 32

Item 1.   Legal Proceedings................................................. 32

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....... 32

Item 3.   Defaults Upon Senior Securities................................... 32

Item 4.   Submission of Matters to a Vote of Security Holders............... 32

Item 5.   Other Information................................................. 32

Item 6.   Exhibits ......................................................... 32

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 LANTRONIX, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                          DECEMBER 31,     JUNE 30,
                                                                             2004            2004
                                                                          -----------    -----------
                                    ASSETS
                                    ------

Current assets:
    Cash and cash equivalents .........................................   $     7,606    $     9,128
    Marketable securities .............................................           625          3,050
    Accounts receivable, net ..........................................         3,591          3,242
    Inventories .......................................................         6,115          6,677
    Contract manufacturers receivable, net ............................           771            999
    Settlement receivable .............................................         1,200              -
    Prepaid expenses and other current assets .........................         1,289          1,450
                                                                          -----------    -----------
      Total current assets ............................................        21,197         24,546

Property and equipment, net ...........................................           561            865
Goodwill ..............................................................         9,488          9,488
Purchased intangible assets, net ......................................         1,279          2,056
Officer loans .........................................................           113            110
Other assets ..........................................................           191            185
                                                                          -----------    -----------
      Total assets ....................................................   $    32,829    $    37,250
                                                                          ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
    Bank line of credit ...............................................   $       250    $       500
    Accounts payable ..................................................         4,504          4,049
    Accrued payroll and related expenses ..............................         1,811          1,599
    Warranty reserve ..................................................         1,810          1,770
    Restructuring reserve .............................................           386            752
    Accrued settlement ................................................         1,200              -
    Other current liabilities .........................................         2,785          2,922
    Convertible note payable ..........................................             -            867
                                                                          -----------    -----------
      Total liabilities ...............................................        12,746         12,459

Commitments and contingencies .........................................             -              -

Stockholders' equity:
    Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
       none issued and outstanding ....................................             -              -
    Common stock, $0.0001 par value; 200,000,000 shares authorized;
       58,238,149 and 58,154,747 shares issued and outstanding at
       December 31, 2004 and June 30, 2004, respectively ..............             6              6
    Additional paid-in capital ........................................       181,231        180,712
    Deferred compensation .............................................           (30)          (103)
    Accumulated deficit ...............................................      (161,512)      (156,078)
    Accumulated other comprehensive income ............................           388            254
                                                                          -----------    -----------
      Total stockholders' equity ......................................        20,083         24,791
                                                                          -----------    -----------
      Total liabilities and stockholders' equity ......................   $    32,829    $    37,250
                                                                          ===========    ===========

                             See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                          DECEMBER 31,              DECEMBER 31,
                                                                     ----------------------    ----------------------
                                                                       2004         2003         2004         2003
                                                                     ---------    ---------    ---------    ---------
Net revenues (A) .................................................   $  12,908    $  12,498    $  23,953    $  24,699
Cost of revenues (B) .............................................       6,652        6,854       12,140       12,899
                                                                     ---------    ---------    ---------    ---------

Gross profit .....................................................       6,256        5,644       11,813       11,800
                                                                     ---------    ---------    ---------    ---------

Operating expenses:
    Selling, general and administrative (C) ......................       6,732        5,192       13,636       11,455
    Research and development (C) .................................       1,423        1,758        3,720        3,545
    Stock-based compensation (B) (C) .............................         107           63          287          218
    Amortization of purchased intangible assets ..................          19           45           48           89
                                                                     ---------    ---------    ---------    ---------

Total operating expenses .........................................       8,281        7,058       17,691       15,307
                                                                     ---------    ---------    ---------    ---------

Loss from operations .............................................      (2,025)      (1,414)      (5,878)      (3,507)

Interest income, net .............................................           7           11           16           35
Other income (expense), net ......................................         472          (10)         542         (180)
                                                                     ---------    ---------    ---------    ---------

Loss before income taxes .........................................      (1,546)      (1,413)      (5,320)      (3,652)
Provision for income taxes .......................................         109          103          170          136
                                                                     ---------    ---------    ---------    ---------

Loss from continuing operations ..................................      (1,655)      (1,516)      (5,490)      (3,788)
Income (loss) from discontinued operations .......................           -       (3,739)          56       (4,516)
                                                                     ---------    ---------    ---------    ---------

Net loss .........................................................   $  (1,655)   $  (5,255)   $  (5,434)   $  (8,304)
                                                                     =========    =========    =========    =========

Basic and diluted net income (loss) per share
    Loss from continuing operations ..............................   $   (0.03)   $   (0.03)   $   (0.09)   $   (0.07)
    Income (loss) from discontinued operations ...................           -        (0.06)           -        (0.08)
                                                                     ---------    ---------    ---------    ---------

Basic and diluted net loss per share .............................   $   (0.03)   $   (0.09)   $   (0.09)   $   (0.15)
                                                                     =========    =========    =========    =========

Weighted average shares (basic and diluted) ......................      58,149       57,098       58,033       55,693
                                                                     =========    =========    =========    =========


(A) Includes net revenues from related parties ...................   $     296    $     491    $     614    $     802
                                                                     =========    =========    =========    =========

(B) Cost of revenues includes the following:
       Amortization of purchased intangible assets ...............   $     364    $     532    $     729    $   1,064
       Stock-based compensation ..................................           -           10            -           27
                                                                     ---------    ---------    ---------    ---------
                                                                     $     364    $     542    $     729    $   1,090
                                                                     =========    =========    =========    =========

(C) Stock-based compensation is excluded from the following:
       Selling, general and administrative expenses ..............   $      91    $      75    $     148    $     188
       Research and development expenses .........................          16          (12)         139           30
                                                                     ---------    ---------    ---------    ---------
                                                                     $     107    $      63    $     287    $     218
                                                                     =========    =========    =========    =========

                             See accompanying notes.

                                 LANTRONIX, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                                ----------------------
                                                                                   2004         2003
                                                                                ---------    ---------
Cash flows from operating activities:
Net loss ....................................................................   $  (5,434)   $  (8,304)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation .............................................................         391          949
   Amortization of purchased intangible assets ..............................         777        1,153
   Stock-based compensation .................................................         287          245
   Provision for doubtful accounts ..........................................         221          (76)
   Provision for inventory reserve ..........................................         (69)        (561)
   Loss on sale of fixed assets .............................................           -           20
   Equity losses from unconsolidated businesses .............................           -          413
   Restructuring recovery ...................................................         (56)           -
   Changes in operating assets and liabilities:
      Accounts receivable ...................................................        (570)         (71)
      Inventories ...........................................................         631          874
      Contract manufacturers receivable .....................................         228          574
      Prepaid expenses and other current assets .............................         161        1,853
      Other assets ..........................................................          (9)          10
      Accounts payable ......................................................         455       (1,880)
      Due to Gordian ........................................................           -       (1,000)
      Warranty reserve ......................................................          40           96
      Restructuring reserve .................................................        (310)        (152)
      Other current liabilities .............................................          75        1,504
      Net assets of discontinued operations .................................           -        3,340
                                                                                ---------    ---------
Net cash used in operating activities .......................................      (3,182)      (1,013)
                                                                                ---------    ---------

Cash flows from investing activities:
   Purchase of property and equipment, net ..................................         (82)        (122)
   Payment of convertible note ..............................................        (867)          --
   Purchases of marketable securities .......................................      (1,000)        (302)
   Proceeds from sale of marketable securities ..............................       3,425        4,052
                                                                                ---------    ---------
Net cash provided by investing activities ...................................       1,476        3,628
                                                                                ---------    ---------

Cash flows from financing activities:
   Net proceeds from issuances of common stock ..............................         306          202
   Payment of line of credit ................................................        (250)           -
                                                                                ---------    ---------
Net cash provided by financing activities ...................................          56          202
                                                                                ---------    ---------

Effect of foreign exchange rates on cash ....................................         128          108
                                                                                ---------    ---------
Increase (decrease) in cash and cash equivalents ............................      (1,522)       2,925

Cash and cash equivalents at beginning of period ............................       9,128        7,328
                                                                                ---------    ---------
Cash and cash equivalents at end of period ..................................   $   7,606    $  10,253
                                                                                =========    =========

                             See accompanying notes.

                                 LANTRONIX, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the "Company") at December 31, 2004, the consolidated results of its operations for the three and six months ended December 31, 2004 and 2003, and its cash flows for the six months ended December 31, 2004 and 2003. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

     In March 2004, the Company completed the sale of substantially all of the net assets of Premise Systems, Inc. ("Premise") (Note 8). The Company's condensed consolidated financial statements have been presented to reflect Premise as a discontinued operation for all periods presented.

     STOCK-BASED COMPENSATION

     The Company has in effect several stock-based plans under which non-qualified and incentive stock options have been granted to employees, non-employee board members and other non-employees. The Company also has an employee stock purchase plan for all eligible employees. The Company accounts for stock-based awards to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and has adopted the disclosure-only alternative of SFAS No. 123, and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS No. 123.

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

     The results of applying the requirements of the disclosure-only alternative of SFAS No. 123 to the Company's stock-based awards to employees would approximate the following (in thousands, except per share data):

                                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                               DECEMBER 31,               DECEMBER 31,
                                                                          ----------------------    ----------------------
                                                                             2004         2003         2004         2003
                                                                          ---------    ---------    ---------    ---------
Net loss - as reported ................................................   $  (1,655)   $  (5,255)   $  (5,434)   $  (8,304)
Add: Stock-based compensation expense included in net loss - as
   reported, net of related tax effects ...............................         107           73          287          245
Deduct: Stock-based compensation expense determined under fair value
   method, net of related tax effects .................................        (370)        (830)        (816)      (1,783)
                                                                          ---------    ---------    ---------    ---------
Net loss - pro forma ..................................................   $  (1,918)   $  (6,012)   $  (5,963)   $  (9,842)
                                                                          =========    =========    =========    =========
Net loss per share (basic and diluted) - as reported ..................   $   (0.03)   $   (0.09)   $   (0.09)   $   (0.15)
                                                                          =========    =========    =========    =========
Net loss per share (basic and diluted) - pro forma ....................   $   (0.03)   $   (0.11)   $   (0.10)   $   (0.18)
                                                                          =========    =========    =========    =========

2.   ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4." This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between generally accepted accounting principles ("GAAP") in the United States and accounting principles developed by the International Accounting Standards Board ("IASB"). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and spoilage costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. Management does not expect the adoption of SFAS No. 151 to have a material impact on the Company's financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment," a revision to SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R established the accounting treatment for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R requires the Company to value the share-based compensation based on the classification of the share-based award. If the share-based award is to be classified as a liability, the Company must re-measure the award at each balance sheet date until the award is settled. If the share-based award is to be classified as equity, the Company will measure the value of the share-based award on the date of grant but the award will not be re-measured at each balance sheet date. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods that begin after June 15, 2005 (the effective date for small business issuers is December 15, 2005). All public companies must use either the modified prospective or modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity classified awards that were granted prior to the effective date should continue to be accounted for in accordance to SFAS 123 except that the amounts must be recognized in the statement of operations. Under the modified retrospective method, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect SFAS 123 amounts in the statement of operations. Management is in the process of determining the effect SFAS 123R will have upon the Company's financial position and statement of operations.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.   NET LOSS PER SHARE

     Basic net loss per share is calculated by dividing net loss from continuing operations, net income (loss) from discontinued operations, and net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by adjusting outstanding shares assuming any dilutive effects of options. However, for periods in which the Company incurred a net loss, these shares are excluded because their effect would be to reduce recorded net loss per share.

4.   MARKETABLE SECURITIES

     The Company classifies its marketable securities as available for sale. Marketable securities consist of obligations of municipal bonds which can readily be converted to cash.

5.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                      DECEMBER 31,   JUNE 30,
                                                          2004         2004
                                                       ---------    ---------
Raw materials ......................................   $   4,464    $   4,047
Finished goods .....................................       6,288        7,368
Inventory at distributors ..........................       1,212        1,291
                                                       ---------    ---------
                                                          11,964       12,706
Reserve for excess and obsolete inventory ..........      (5,849)      (6,029)
                                                       ---------    ---------
                                                       $   6,115    $   6,677
                                                       =========    =========

6.   GOODWILL AND PURCHASED INTANGIBLE ASSETS

     The composition of purchased intangible assets is as follows (in thousands):

                                                         DECEMBER 31, 2004                      JUNE 30, 2004
                                                 ----------------------------------   ----------------------------------

                                       USEFUL               ACCUMULATED                          ACCUMULATED
                                       LIVES       GROSS    AMORTIZATION     NET        GROSS    AMORTIZATION     NET
                                     ---------   ---------  ------------  ---------   ---------  ------------  ---------
     Existing technology .........   1-5 years   $   7,090   $  (5,829)   $   1,261   $   7,090   $  (5,101)   $   1,989
     Patent/core technology ......   5                 405        (392)          13         405        (365)          40
     Tradename/trademark .........   5                  32         (27)           5          32         (24)           8
     Non-compete agreements ......   2-3               140        (140)           0         140        (121)          19
                                                 ---------   ---------    ---------   ---------   ---------    ---------

           Total .................               $   7,667   $  (6,388)   $   1,279   $   7,667   $  (5,611)   $   2,056
                                                 =========   =========    =========   =========   =========    =========

     The amortization expense for purchased intangible assets for the three months ended December 31, 2004 was approximately $383,000, of which approximately $364,000 was amortized to cost of revenues and approximately $19,000 was amortized to operating expenses. The amortization expense for purchased intangible assets for the three months ended December 31, 2003 was approximately $577,000 of which approximately $532,000 was amortized to cost of revenues and approximately $45,000 was amortized to operating expenses. The amortization expense for purchased intangible assets for the six months ended December 31, 2004 was approximately $777,000, of which approximately $729,000 was amortized to cost of revenues and approximately $48,000 was amortized to operating expenses. The amortization expense for purchased intangible assets for the six months ended December 31, 2003 was approximately $1.2 million of which approximately $1.1 million was amortized to cost of revenues and approximately $100,000 was amortized to operating expenses. The estimated amortization expense for the remainder of fiscal 2005 and the next year is as follows:

                                                  COST OF    OPERATING
      Fiscal year ending June 30:                 REVENUES   EXPENSES    TOTAL
                                                  --------   --------   --------
        2005 (Remainder of fiscal year) .......   $    704   $     16   $    720
        2006 ..................................        557          2        559
                                                  --------   --------   --------
        Total .................................   $  1,261   $     18   $  1,279
                                                  ========   ========   ========

     The goodwill balance as of both December 31, 2004 and June 30, 2004 was $9.5 million. Goodwill was recorded as a result of acquisitions over the years. The current carrying value of goodwill is related to the acquisitions of Lightwave and Stallion businesses. The Company performs an annual impairment test of Goodwill under the guidelines of SFAS No. 142 in April.

7.   RESTRUCTURING RESERVE

     A summary of the activity in the restructuring reserve account is as follows (in thousands):

                                           RESTRUCTURING      CASH                        RESTRUCTURING
                                             RESERVE AT      CHARGES                        RESERVE AT
                                              JUNE 30,       AGAINST      RESTRUCTURING    DECEMBER 31,
                                                2004         RESERVE        RECOVERY           2004
                                             ---------      ---------       ---------       ---------
Consolidation of excess facilities ....      $     752      $    (310)      $     (56)      $     386
                                             =========      =========       =========       =========

     On September 12, 2002 and March 14, 2003, the Company announced a restructuring plan to prioritize its initiatives around the growth areas of its business, focus on profit contribution, reduce expenses, and improve operating efficiency. These restructuring plans included a worldwide workforce reduction, consolidation of excess facilities and other charges. The Company recorded restructuring costs totaling $5.6 million, which were classified as operating expenses in the Company's consolidated statement of operations for the year ended June 30, 2003. These restructuring plans resulted in the termination of approximately 58 regular employees worldwide. The Company recorded workforce reduction charges of approximately $1.2 million related to severance and fringe benefits for the terminated employees. The Company recorded charges of approximately $4.4 million related to consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs, and write-off of leasehold improvements and termination of a contractual obligation.

     During the quarter ended March 31, 2004, restructuring charges were adjusted, including an increase of lease obligations of $409,000 related to the consolidation of excess facilities from the September 12, 2002 and March 14, 2003 restructuring plans, which were previously accrued for in fiscal year 2003. The remaining restructuring reserve is related to facility closures in Naperville, Illinois; Hillsboro, Oregon; and Ames, Iowa. Payments under the lease obligations will end in fiscal 2007.

8.   DISCONTINUED OPERATIONS

     In August 2001, the FASB issued SFAS No. 144. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"; however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. Under SFAS No. 144, a component of a business is held for sale and is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company, and (ii) the company will not have any significant continuing involvement in such operations.

     In March 2004, the Company completed the sale of substantially all of the net assets of its Premise business unit for $1.0 million. Additionally, the Company incurred $383,000 of disposal costs. As a result of the sale of the Premise business unit, the net goodwill and purchased intangibles of Premise at December 31, 2003 have been included as part of discontinued operations.

     The net revenues and loss from discontinued operations are as follows (in thousands):

                                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                      DECEMBER 31,             DECEMBER 31,
                                                                                  ---------------------    ---------------------
                                                                                     2004        2003         2004        2003
                                                                                  ---------   ---------    ---------   ---------
Net revenues ..................................................................   $       -   $      33    $       -   $      63
                                                                                  =========   =========    =========   =========

Income (loss) from discontinued operations, net of income taxes of $0 .........   $       -   $  (3,739)   $      56   $  (4,516)
                                                                                  =========   =========    =========   =========
Basic and diluted net income (loss) per share from discontinued operations ....   $       -   $   (0.06)   $       -   $   (0.08)
                                                                                  =========   =========    =========   =========

9.   WARRANTY

     Upon shipment to its customers, the Company provides for the estimated cost to repair or replace products to be returned under warranty. The Company's current warranty periods generally range from ninety days to two years from the date of shipment. In addition, the Company also sells extended warranty services which extend the warranty period for an additional one to three years. The following table is a reconciliation of the changes to the product warranty liability for the period presented:

                                                         SIX MONTHS
                                                            ENDED
                                                         DECEMBER 31,
                                                             2004
                                                          ---------
Balance beginning of period ...........................   $   1,770
Charged to cost of revenues ...........................         247
Deductions ............................................        (207)
                                                          ---------
Balance end of period .................................   $   1,810
                                                          =========


10.  PROVISION FOR INCOME TAXES AND EFFECTIVE TAX RATE

     The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." The Company's effective tax rate was 3% and 4% for the six month periods ended December 31, 2004 and 2003, respectively. The Company's condensed consolidated financial statements have been presented to reflect Premise as a discontinued operation for all periods presented. The federal statutory rate was 34% for both periods. The effective tax rate associated with the income tax expense for both the six month periods ended December 31, 2004 and 2003 was lower than the federal statutory rate primarily due to an increase in the valuation allowance, due to our inability to estimate future taxable income, and foreign taxes. In 2003, the Internal Revenue Service completed its audit of the Company's federal income tax returns for the years ended June 30, 1999, 2000 and 2001. As a result, the Company paid tax and interest to the IRS and the California Franchise Tax Board of approximately $222,000, $441,000 and $113,000 in quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, respectively.

     The Company is under current discussions with the Swiss Federal Tax Authorities ("SFTA") regarding the inability of the Company's Swiss subsidiary, Lantronix International AG, to meet certain guidelines as set within a tax ruling that was obtained in May 2001. The ruling provided for reduced Swiss tax rates. The subsidiary was unable to meet the guidelines set forth in the ruling due to slower than planned growth in this subsidiary, consistent with the overall Company, and has since converted to a holding company. Based on recent discussions with the SFTA, the Company estimates the potential tax exposure to be approximately $53,000, and the Company has provided for this in the consolidated financial statements for quarter ended December 31, 2004.

11.  BANK LINE OF CREDIT AND DEBT

     In January 2002, the Company entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either, (i) the prime rate or (ii) the LIBOR rate plus 2.0%. The Company was required to pay a $100,000 facility fee which was reduced to $62,500 and was paid. The Company was also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. Since establishing the line of credit, the Company has twice reduced the amount of the line, modified customary financial covenants, and adjusted the interest rate to be charged on borrowings to the prime rate plus .50% and eliminated the LIBOR option. Effective July 25, 2003, the Company further modified this line of credit, reducing the revolving line to $5.0 million, and adjusting the customary affirmative and negative covenants. The Company is also required to maintain certain financial ratios as defined in the agreement. The agreement has an annual revolving maturity date that renews on the effective date. The agreement was renewed on July 24, 2004 with an amendment to a financial ratio. The Company paid a $12,500 facility fee for the renewal. The Company's borrowing base at December 31, 2004 was $3.6 million. As of December 31, 2004 the Company had borrowed $250,000 against this line of credit. Additionally, the Company has used letters of credit available under its line of credit totaling approximately $451,000 in place of cash to fund deposits on leases, tax account deposits and security deposits. As a result, the Company's available line of credit at December 31, 2004 was $2.9 million. The Company is currently in compliance with the revised financial covenants of the July 24, 2004 amended line of credit. Pursuant to the line of credit, the Company is restricted from paying any dividends.

     The Company issued a two-year note in the principal amount of $867,000 as a result of its acquisition of Stallion, accruing interest at a rate of 2.5% per annum. Interest expense related to the note totaled approximately $5,000 and $11,000 for the six months ended December 31, 2004 and 2003, respectively. The notes were convertible into the Company's common stock at any time, at the election of the holders, at a $5.00 conversion price. The notes were due and paid in August 2004 as the holders elected not to convert the notes into the Company's common stock.

12.  COMPREHENSIVE LOSS

     SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements.

     The components of comprehensive loss are as follows (in thousands):

                                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                  DECEMBER 31,              DECEMBER 31,
                                                                             ----------------------    ----------------------
                                                                                2004         2003         2004         2003
                                                                             ---------    ---------    ---------    ---------
Net loss .................................................................   $  (1,655)   $  (5,255)   $  (5,434)   $  (8,304)
Other comprehensive loss:
   Change in accumulated translation adjustments, net of taxes of $0 .....         114           97          133          108
                                                                             ---------    ---------    ---------    ---------
Total comprehensive loss .................................................   $  (1,541)   $  (5,158)   $  (5,301)   $  (8,196)
                                                                             =========    =========    =========    =========

13.  LITIGATION

GOVERNMENT INVESTIGATION

     The Securities and Exchange Commission is conducting a formal investigation of the events leading up to the Company's restatement of its financial statements on June 25, 2002. The Department of Justice is also conducting an investigation concerning events related to the restatement.

CLASS ACTION LAWSUITS

     Beginning on May 15, 2002, a number of securities class actions were filed against the Company and certain of its current and former directors and former officers alleging violations of the federal securities laws. These actions were consolidated into a single action pending in the United States District Court for the Central District of California and entitled: In re Lantronix, Inc. Securities Litigation, Case No. CV 02-3899 GPS (JTLx). After the Court appointed a lead plaintiff, amended complaints were filed by the plaintiff, and the defendants filed various motions to dismiss directed at particular allegations. Through that process, certain of the allegations were dismissed by the Court.

     On October 18, 2004, the plaintiff filed the third amended complaint, which is now the operative complaint in the action. The Complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. The 1933 Act claims are brought on behalf of all persons who purchased common stock of Lantronix pursuant or traceable to the Company's August 4, 2000 initial public offering ("IPO"). The 1934 Act claims are based on alleged misstatements related to the Company's financial results that were contained in the Registration Statement and Prospectus for the IPO. The claims brought under the 1934 Act are brought on behalf of all persons and entities that purchased or acquired Lantronix securities from November 1, 2000 through May 30, 2002 (the "Class Period"). The Complaint alleges that defendants issued false and misleading statements concerning the business and financial condition in order to allegedly inflate the value of the Company's securities during the Class Period. The complaint alleges that during the Class Period, Lantronix overstated financial results through improper revenue recognition and failure to comply with GAAP. Defendants have filed an answer to the complaint and the case is now in discovery. The Court has set a trial date in September 2006. While the complaint does not specify the damages plaintiff may seek on behalf of the purported classes of shareholders, a recovery by the plaintiff and the plaintiff classes could have a material adverse impact on the Company.

DERIVATIVE LAWSUIT

     On July 26, 2002, Samuel Ivy filed a shareholder derivative complaint entitled: Ivy v. Bernhard Bruscha, et al., No. 02CC00209, in the Superior Court of the State of California, County of Orange, against certain of the Company's current and former directors and former officers. On January 7, 2003, the plaintiff filed an amended complaint. The amended complaint alleges causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, and improper insider stock sales. The complaint seeks unspecified damages against the individual defendants on the Company's behalf, equitable relief, and attorneys' fees. All defendants have answered the complaint and generally denied the allegations. Discovery has commenced, but no trial date has been established.

     All of the parties except for Steve Cotton have agreed in principle to settle the action. Specifically, the Company's Board recently approved a tentative settlement proposal which involves the adoption of certain corporate governance measures and payment of attorneys' fees and expenses to the derivative plaintiff's counsel in the amount of $1.2 million. The settling parties are seeking court approval of the settlement. If Mr. Cotton does not agree to join the settlement, Plaintiff as part of the settlement has agreed to seek dismissal of all of the defendants, including Mr. Cotton. The settlement is subject to a number of conditions, including court approval of the proposed settlement. We have recorded a liability in our financial statements for the proposed amount of the settlement. In addition, because the insurance carrier involved in this suit agreed to pay the entire $1.2 million settlement amount and, therefore, recovery from the insurance carrier is probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amounts of the settlement and the insurance recovery fully offset each other.

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

SECURITIES CLAIMS BROUGHT BY FORMER SHAREHOLDERS OF SYNERGETIC MICRO SYSTEMS, INC. ("SYNERGETIC")

     On October 17, 2002, Richard Goldstein and several other former shareholders of Synergetic filed a complaint entitled Goldstein, et al. v. Lantronix, Inc., et al. in the Superior Court of the State of California, County of Orange, against the Company and certain of its former officers and directors. Plaintiffs filed an amended complaint on January 7, 2003. The amended complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from its acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. On May 5, 2003, the Company answered the complaint and generally denied the allegations in the complaint. Discovery has commenced and the court has set a trial date in March 2006.

PATENT INFRINGEMENT LITIGATION

     On April 13, 2004, Digi International Inc. ("Digi") filed a complaint against the Company in the U.S. District Court in Minnesota. The complaint alleges that certain of the Company's products infringe Digi's U.S. Patent No. 6,446,192. The complaint seeks both monetary and non-monetary relief. The Company has filed an answer and counterclaim alleging invalidity of the patent. The counterclaim seeks both monetary and non-monetary relief.

     On May 3, 2004, the Company filed a complaint against Digi in the U.S. District Court for the Central District of California. The complaint alleges that certain of Digi's products infringe the Company's U.S. Patent No. 6,571,305. The Complaint seeks both monetary and non-monetary relief. Digi has filed an answer and counterclaim alleging invalidity of the patent. The counterclaim seeks both monetary and non-monetary relief.

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

14.  SUBSEQUENT EVENTS

     On February 7, 2005, the Company filed a complaint against Digi in the U.S. District Court for the Eastern District of Texas. The complaint alleges that certain of Digi's device server and other server products infringe U.S. Patent No. 4,972,470. The Company is the exclusive licensee of this patent in the device server field of use. The complaint seeks both monetary and non-monetary relief.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 and our subsequent reports on Form 8-K that discuss our business in greater detail.

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

     We provide three broad categories of products: (i) "device networking solutions" that enable almost any electronic product to be connected to a network; (ii) "IT management solutions" that enable multiple pieces of hardware, usually IT-related network hardware such as servers, routers, switches, and similar pieces of equipment to be managed over a network; and (iii) "non-core" products and services that include visualization solutions, legacy print servers, software revenues, and other miscellaneous products. The expansion of our business in the future is directed at the first two of these categories, device networking and IT management solutions. In various discussions and presentations of our business, we refer to device networking and IT management solutions as our "core" business from the standpoint they represent our focus on product and business now, and for the immediate future.

     Today, our solutions include fully integrated hardware and software devices, as well as software tools to develop related customer applications. Because we deal with network connectivity, we provide hardware solutions to extremely broad market segments, including industrial, medical, commercial, financial, governmental, retail, building automation, and many more. Our technology is used to provide networking capabilities to products such as medical instruments, manufacturing equipment, bar code scanners, building HVAC systems, process control equipment, thermostats, security panels, temperature sensors, point of sale terminals, time clocks, and many products that have some form of standard data control capability. Our current product offerings include a wide range of hardware devices of varying size, packaging and, where appropriate, software solutions that allow our customers to network-enable virtually any electronic product.


THE NATURE OF OUR BUSINESS

     Currently, we develop our products through engineering and product development activities of our research and development organization. In prior years, most engineering and product development were outsourced with independent contractors. In fiscal 2003, this practice was discontinued; however, some product development activities such as specialized technical investigations or qualification testing of new products is still subcontracted from time to time. We engage outside contract manufacturers to make our products, which are then taken to market by our marketing and sales organizations.

     We sell our devices through distribution partners to a global network of distributors, value-added resellers ("VARs"), manufacturers' representatives, system integrators, and original equipment manufacturers ("OEMs"). In addition, we sell directly to selected accounts. One distribution customer, Ingram Micro, accounted for approximately 18.1% and 13.9% of our net revenues for the six months ended December 31, 2004 and 2003, respectively. Another distribution customer, Tech Data, accounted for approximately 10.8% and 8.8% of our net revenues for the six months ended December 31, 2004 and 2003, respectively. Accounts receivable attributable to these domestic customers accounted for approximately 19.0% and 12.9% of total accounts receivable at December 31, 2004 and June 30, 2004, respectively.

     One international customer, transtec AG, which is a related party due to common ownership by our largest stockholder and former Chairman of our Board of Directors, Bernhard Bruscha, accounted for approximately 2.6% and 3.3% of our net revenues for the six months ended December 31, 2004 and 2003, respectively.

DISCONTINUED OPERATIONS

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"; however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, for the disposal of a segment of a business. Under SFAS No. 144, a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company, and
(ii) the company will not have any significant continuing involvement in such operations.

     In March 2004, we completed the sale of substantially all of the net assets of our Premise business unit for $1.0 million. Additionally, we incurred $383,000 of disposal costs. As a result of the sale of the Premise business unit, the net goodwill and purchased intangibles of Premise at December 31, 2003 have been included as part of discontinued operations.


SUMMARY OVERVIEW OF THE SECOND FISCAL QUARTER ENDED DECEMBER 31, 2004

The following discussion of results of operations includes discussion of continuing operations only.

SUMMARY OVERVIEW OF THE SECOND FISCAL QUARTER ENDED DECEMBER 31, 2004

     As described in more detail elsewhere in this document, our business has continued to operate in a manner consistent with the fiscal year ended June 30, 2004 and the first fiscal quarter ended September 30, 2004. Net revenues increased from $11.0 million for the quarter ended September 30, 2004, to $12.9 million this quarter. The increase of $1.9 million from the prior quarter is primarily due to increased shipments of our device networking product lines. Revenues of $12.9 million for the quarter ended December 31, 2004 compared to revenues of $12.5 million for the same quarter a year earlier. The increase of $.4 million in revenue is primarily due to increased shipments of our device networking product lines.

     Our cash, cash equivalents and marketable securities balances decreased by $1.0 million, from $9.2 million at September 30, 2004 to $8.2 million at December 31, 2004. We refer to the sum of these components as "cash" for the purpose of discussing our liquidity. During the fiscal year ended June 30, 2004, cash usage totaled $1.9 million. Cash usage increased to $3.0 million in the first fiscal quarter, which included payments for increased marketing and sales expenses for new product programs, repayment of a note of $867,000 related to the Stallion acquisition, audit payments and other costs.

     Our gross margin was 48.5% for the quarter ended December 31, 2004, compared to a gross margin of 45.2% for the same quarter a year earlier and a gross margin of 50.3% for the quarter ended September 30, 2004. The improvement in gross margin for the quarter ended December 31, 2004 compared to a year earlier is primarily due to lower costs related to amortization of intangible assets that are recorded in cost of revenues; amortization expense for the quarter decreased to approximately $364,000 compared to approximately $532,000 a year earlier. These lower amortization costs will continue in future quarters.

     For the quarter ended December 31, 2004, we had a loss from continuing operations of $1.7 million, compared to a loss of $1.5 million for the same quarter a year earlier. Operating expenses related to continuing operations increased to $8.3 million for the quarter ended December 31, 2004 from $7.1 million for the same quarter a year earlier. The increase in selling general and administrative is attributable to legal expenses recognized in the periods; legal expenses in the quarter ended December 31, 2004 were approximately $792,000, whereas a year earlier legal expenses were a favorable credit of approximately $283,000. The liability for legal expenses is booked as incurred and is reduced from time to time by the receipt of actual reimbursement of expenses related to shareholder lawsuit matters by our insurance carrier.


OUTLOOK

     Revenues for our second fiscal quarter ended December 31, 2004 were $12.9 million, in line with or goals for the period. Although revenues for the prior quarter ended September 30, 2004 were $11.0 million, we view our most recent results as a validation of a longer-term trend of increased unit shipments of our products and revenue growth of our core business of device networking and IT management solutions.

     During the quarter ended December 31, 2004, we continued to reduce our expenses. In January 2005, we further cut back our staff to continue to reduce operating costs. We also closed a small sales office in Milford, Connecticut in January. In addition, we are realigning our international sales operations and have reduced our fixed costs in Japan and Germany. We anticipate that our cost reduction initiatives implemented between October 2004 through January 2005 has lowered our estimated cash breakeven point from $14.0-15.0 million in quarterly revenue to approximately $13.0 million. Achieving cash breakeven is subject to many factors, including the cost of on-going litigation and our actual operating expenses and product margins, and may require more or less than $13.0 million in revenue per quarter.

     We are continuing to invest in the development of new and innovative products, and to support expanded sales and marketing activities to promote our recently introduced products. During the past several quarters we introduced several new products we believe will contribute to growth in revenues. These products include WiPort, a wireless version of our Xport device server; Wibox, a wireless external device networking solution; Secure Box, AES-encryption device networking products; a NEBS -compliant secure console server for telecommunications applications; a SecureLinx Remote KVM product line designed to remotely connect IT administrators to their Windows-based equipment and an SLC line of console servers. There can be an extended delay from the time we introduce a new product until the time we receive significant revenues. This is due primarily to the nature of our products, which involve the customers design cycles, our customers own new product introduction processes, or qualification and other testing programs they may implement as part of their businesses.

     Our device networking business fundamentally targets the market of products that can be networked together and/or connected to the Internet. We see as inevitable, a world where myriads of devices are interconnected to enhance their operation, maintenance, or to provide new functionality. Independent researchers have made varying estimates as to the size and rate of this expansion. However, we believe that device networking growth as evidenced by our net revenue growth or that of our peers is still in the early adoption phase. We believe in the next several years, the market adoption of our networking solution devices will be strongest in the commercial and industrial markets such as security, medical, factory automation, and similar markets, rather than in consumer electronics.

     Our IT management business provides remote management solutions to our customers' IT infrastructure of servers, routers, switches, power supplies, and other devices that comprise their networks. This business was severely impacted by the recession of the past several years, and we are just beginning to emerge from that recession. While we have not yet achieved a high rate of net revenue growth, we have confidence in our position in this market, and we have recently introduced new products that we believe are achieving recognition in the marketplace.

     We have had a target cash usage of approximately $1.0 million per quarter, while we are operating at the revenue range of $11.0 to $13.0 million. Our actual cash usage over the previous six quarters has varied due to a variety of factors, including factors not related to our business revenues for those quarters. For example, we incur legal expenses that vary each quarter. Moreover, we have some expenses that we pay once per year, such as insurance premiums or audit fees. We have benefited from other cash management activities to improve cash flow by improving balance sheet accounts over these same periods such as reducing our inventories. During that same period we have received cash from specific transactions, such as our sale of Premise and our recovery of legal expenses through insurance reimbursements. We have also exchanged deposits in the form of cash with letters of credit. Our goal is to continue to manage expenses and drive revenue increases to achieve cash breakeven, and then profitability. As of December 31, 2004, we had a balance of cash, cash equivalents and marketable securities of $8.2 million. We expect to use approximately $1.5 million in cash for the quarter ending March 31, 2005, partially as a result of severance, office closing and other costs related to expense reduction actions taken in the second and third fiscal quarters.

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

     IMPAIRMENT OF LONG-LIVED ASSETS

     We evaluate long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns, are present. Reviews are performed to determine whether the carrying values of assets are impaired based on a comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the expected future cash flows, using a discount rate based upon our weighted average cost of capital, is used to estimate the fair value of the assets. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic lives of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In the event they are lower, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

     RESTRUCTURING CHARGE

     Over the last several quarters we have undertaken, and we may continue to undertake, significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities. We have had to record estimated expenses for lease cancellations, contract terminations, long-term asset write-downs, severance and outplacement costs and other restructuring costs. Given the significance and timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Through December 31, 2002, the accounting rules for restructuring costs and asset impairments required us to record provisions and charges when we had a formal and committed plan. Beginning January 1, 2003, the accounting rules now require us to record any future provisions and changes at fair value in the period in which they are incurred. In calculating the cost to dispose of our excess facilities, we had to estimate our future space requirements and the timing of exiting excess facilities and then estimate for each location the future lease and operating costs to be paid until the lease is terminated and the amount, if any, of sublease income. This required us to estimate the timing and costs of each lease to be terminated, including the amount of operating costs and the rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on future space requirements, the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs - An Amendment of ARB No. 43, Chapter 4". This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between Generally Accepted Accounting Principles ("GAAP") in the United States and Accounting Principles developed by the International Accounting Standards Board ("IASB"). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and spoilage costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. Management does not expect the adoption of SFAS No. 151 to have a material impact on the Company's financial position, results of operations or cash flows.

     In December 2004 the FASB issued SFAS No. 123R, a revision to SFAS No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R established the accounting treatment for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R requires the Company to value the share-based compensation based on the classification of the share-based award. If the share-based award is to be classified as a liability, the Company must re-measure the award at each balance sheet date until the award is settled. If the share-based award is to be classified as equity, the Company will measure the value of the share-based award on the date of grant, but the award will not be re-measured at each balance sheet date. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS No. 123R is effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods that begin after June 15, 2005 (the effective date for small business issuer is December 15, 2005). All public companies must use either the modified prospective or modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested equity classified awards that were granted prior to the effective date should continue to be accounted for in accordance to SFAS No. 123 except that the amounts must be recognized in the statement of operations. Under the modified retrospective method, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect SFAS No. 123 amounts in the statement of operations. Management is in the process of determining the effect SFAS No. 123R will have upon the Company's financial position and statement of operations.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (the "SEC"), did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  DECEMBER 31,                DECEMBER 31,
                                                            -----------------------     -----------------------
                                                               2004          2003          2004          2003
                                                            ---------     ---------     ---------     ---------
Net revenues ............................................       100.0%        100.0%        100.0%        100.0%
Cost of revenues ........................................        51.5          54.8          50.7          52.2
                                                            ---------     ---------     ---------     ---------
Gross profit ............................................        48.5          45.2          49.3          47.8
                                                            ---------     ---------     ---------     ---------
Operating expenses:
   Selling, general and administrative ..................        52.2          41.5          56.9          46.4
   Research and development .............................        11.0          14.1          15.5          14.4
   Stock based compensation .............................         0.9           0.5           1.2           0.8
   Amortization of purchased intangible assets ..........         0.1           0.4           0.2           0.4
                                                            ---------     ---------     ---------     ---------
Total operating expenses ................................        64.2          56.5          73.8          62.0
                                                            ---------     ---------     ---------     ---------
Loss from operations ....................................       (15.7)        (11.3)        (24.5)        (14.2)
Interest income, net ....................................         0.0           0.1           0.1           0.1
Other income (expense), net .............................         3.7          (0.1)          2.2          (0.7)
                                                            ---------     ---------     ---------     ---------
Loss before income taxes ................................       (12.0)        (11.3)        (22.2)        (14.8)
Provision for income taxes ..............................         0.8           0.8           0.7           0.5
                                                            ---------     ---------     ---------     ---------
Loss from continuing operations .........................       (12.8)        (12.1)        (22.9)        (15.3)
                                                            ---------     ---------     ---------     ---------
Income (loss) from discontinued operations ..............           -         (29.9)          0.2         (18.3)
                                                            ---------     ---------     ---------     ---------
Net loss ................................................       (12.8)%       (42.0)%       (22.7)%       (33.6)%
                                                            =========     =========     =========     =========

COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

     The following discussion of results of operations includes discussion of continuing operations only.

NET REVENUES BY PRODUCT CATEGORY

                                                   THREE MONTHS ENDED
                                                      DECEMBER 31,
                                                      ------------
                                       % OF NET               % OF NET        $           %
    PRODUCT CATEGORIES        2004      REVENUE      2003      REVENUE    VARIANCE    VARIANCE
    ------------------      --------   --------    --------   --------    --------    --------
Device networking .......   $  8,079       62.6%   $  6,975       55.8%   $  1,104        15.8%
IT management ...........      3,299       25.6%      3,290       26.3%          9         0.3%
Non core ................      1,530       11.8%      2,233       17.9%       (703)      (31.5)%
                            --------   --------    --------   --------    --------    --------
TOTAL ...................   $ 12,908      100.0%   $ 12,498      100.0%   $    410         3.3%
                            ========   ========    ========   ========    ========    ========

                                                    SIX MONTHS ENDED
                                                      DECEMBER 31,
                                                      ------------
                                       % OF NET               % OF NET        $           %
    PRODUCT CATEGORIES        2004      REVENUE      2003      REVENUE    VARIANCE    VARIANCE
    ------------------      --------   --------    --------   --------    --------    --------
Device networking .......   $ 14,305       59.7%   $ 13,494       54.6%   $    811         6.0%
IT management ...........      6,421       26.8%      6,348       25.7%         73         1.1%
Non core ................      3,227       13.5%      4,857       19.7%     (1,630)      (33.6)%
                            --------   --------    --------   --------    --------    --------
TOTAL ...................   $ 23,953      100.0%   $ 24,699      100.0%   $   (746)       (3.0)%
                            ========   ========    ========   ========    ========    ========

     The increase for the three months ended December 31, 2004 was primarily attributable to an increase in net revenues from our device networking products, offset by a decrease in our non-core products. The decrease in our non-core product net revenues is primarily due to a decrease in our print server, visualization, and other products. We are no longer investing in the development of these product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in device networking and IT management products.

     The decrease for the six months ended December 31, 2004 is primarily attributable to a decrease in net revenue from our non-core products offset by an increase in our device networking products. The decrease in our non-core product net revenues is primarily due to a decrease in our print server, visualization and other products. We are no longer investing in the development of these product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in device networking and IT management products.

NET REVENUES BY REGION

                                                                              THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                  % OF NET                  % OF NET         $            %
    GEOGRAPHIC REGION                                  2004       REVENUE        2003       REVENUE       VARIANCE     VARIANCE
    -----------------                                ---------   ---------    ---------    ---------     ---------    ---------
Americas .........................................   $   8,463        65.6%   $   8,597         68.8%    $    (134)        (1.6)%
Europe ...........................................       3,412        26.4%       2,911         23.3%          501         17.2%
Other ............................................       1,033         8.0%         990          7.9%           43          4.3%
                                                     ---------   ---------    ---------    ---------     ---------    ---------
TOTAL ............................................   $  12,908       100.0%   $  12,498        100.0%    $     410          3.3%
                                                     =========   =========    =========    =========     =========    =========

                                                                                SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                  % OF NET                  % OF NET         $            %
    GEOGRAPHIC REGION                                  2004       REVENUE        2003       REVENUE       VARIANCE     VARIANCE
    -----------------                                ---------   ---------    ---------    ---------     ---------    ---------
Americas .........................................   $  15,994        66.8%   $  18,077         73.2%    $  (2,083)       (11.5)%
Europe ...........................................       6,205        25.9%       5,083         20.6%        1,122         22.1%
Other ............................................       1,754         7.3%       1,539          6.2%          215         14.0%
                                                     ---------   ---------    ---------    ---------     ---------    ---------
TOTAL ............................................   $  23,953       100.0%   $  24,699        100.0%    $    (746)        (3.0)%
                                                     =========   =========    =========    =========     =========    =========

     The overall increase in net revenues for the three months ended December 31, 2004 is primarily due to an increase in the Europe region and, to a lesser extent, an increase in Other regions, offset by a decrease in the Americas region. The overall decrease in net revenues for the six months ended December 31, 2004 is primarily due to a decrease in the Americas region offset by an increase in Europe and to a lesser extent Other regions. The decrease in net revenues in the Americas region is primarily attributable to lower sales of non-core products, offset by an increase in core products. We are no longer investing in the development of these product lines and expect net revenues related to these product lines to continue to decline in the future as we focus our investment on device networking and IT management products. The increase in the European region is primarily due to growth in our device networking business.

GROSS PROFIT

                                                                              THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                  % OF NET                  % OF NET         $            %
                                                       2004       REVENUE        2003       REVENUE       VARIANCE     VARIANCE
                                                     ---------   ---------    ---------    ---------     ---------    ---------
Gross profit .....................................   $   6,256        48.5%   $   5,644         45.2%    $     612         10.8%
                                                     =========   =========    =========    =========     =========    =========

                                                                                SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                  % OF NET                  % OF NET         $            %
                                                       2004       REVENUE        2003       REVENUE       VARIANCE     VARIANCE
                                                     ---------   ---------    ---------    ---------     ---------    ---------
Gross profit .....................................   $  11,813        49.3%   $  11,800         47.8%    $      13          0.1%
                                                     =========   =========    =========    =========     =========    =========

     Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers, amortization of purchased intangible assets, impairment of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, overhead and warranty costs. Cost of revenues for the three months ended December 31, 2004 and 2003 includes $364,000 and $532,000 of amortization of purchased intangible assets, respectively. Cost of revenues for the six months ended December 31, 2004 and 2003 includes $729,000 and $1.1 million of amortization of purchased intangible assets, respectively. At December 31, 2004, the unamortized balance of purchased intangible assets that will be amortized to cost of revenues was $1.3 million, of which $704,000 will be amortized in the remainder of fiscal 2005, $557,000 in fiscal 2006. The slight increase in gross profit was mainly attributable to higher revenues, lower inventory reserves recorded in the quarter and lower amortization expense of purchased intangible assets.

SELLING, GENERAL AND ADMINISTRATIVE

                                                                              THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                  % OF NET                  % OF NET         $            %
                                                       2004       REVENUE        2003       REVENUE       VARIANCE     VARIANCE
                                                     ---------   ---------    ---------    ---------     ---------    ---------
Selling, general and administrative ..............   $   6,732        52.2%   $   5,192         41.5%    $   1,540         29.7%
                                                     =========   =========    =========    =========     =========    =========

                                                                                SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                  % OF NET                  % OF NET         $            %
                                                       2004       REVENUE        2003       REVENUE       VARIANCE     VARIANCE
                                                     ---------   ---------    ---------    ---------     ---------    ---------
Selling, general and administrative ..............   $  13,636        56.9%   $  11,455         46.4%    $   2,181         19.0%
                                                     =========   =========    =========    =========     =========    =========

     Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, insurance proceeds, and professional legal and accounting fees. Selling, general and administrative expense increased primarily due to an increase in legal expenses, and to a lesser extent, increased selling expense in channel sales and increased marketing expenses for new product introductions and existing products. These increases were partially offset by decreases in professional fees as well as depreciation expense. The legal fees increased due to the timing of reimbursements from the insurance company. Legal fees incurred in defense of the shareholder suits are reimbursable to the extent provided in our directors and officers liability insurance policies, and subject to the coverage limitations and exclusions contained in such policies. For the three months ended December 31, 2004 and 2003, we have been reimbursed approximately $71,000 and $1.1 million of these expenses, respectively. For the six months ended December 31, 2004 and 2003, we have been reimbursed approximately $179,000 and $1.5 million, respectively.

     Because reimbursement of legal expenses, where covered by insurance, do not typically occur within the month they are incurred, the net amount of legal expense incurred in any one quarter may vary significantly from another. Legal expenses are included in the selling, general and administrative expenses category. Management expects to receive additional reimbursements from insurance sources for legal fees in the future.

RESEARCH AND DEVELOPMENT

                                                                              THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                  % OF NET                  % OF NET         $            %
                                                       2004       REVENUE        2003       REVENUE       VARIANCE     VARIANCE
                                                     ---------   ---------    ---------    ---------     ---------    ---------
Research and development .........................   $   1,423        11.0%   $   1,758         14.1%    $    (335)       (19.1)%
                                                     =========   =========    =========    =========     =========    =========

                                                                                SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                  % OF NET                  % OF NET         $            %
                                                       2004       REVENUE        2003       REVENUE       VARIANCE     VARIANCE
                                                     ---------   ---------    ---------    ---------     ---------    ---------
Research and development .........................   $   3,720        15.5%   $   3,545         14.4%    $     175          4.9%
                                                     =========   =========    =========    =========     =========    =========

     Research and development expenses consist primarily of personnel-related costs of employees, as well as expenditures to third-party vendors for research and development activities. The decrease in research and development expenses for the three months ended December 2004 is primarily due to a reduction in outside services as we finalized our contractual obligations with our outside R&D firm in the quarter ending December 31, 2003. The increase in Research and Development for the six months ended December 31, 2004 is primarily due to increased headcount in R&D as well as some severance pay during the quarter ending September 30, 2004, partially offset by a reduction in outside R&D costs as mentioned above.

STOCK-BASED COMPENSATION

                                                                              THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                  % OF NET                  % OF NET         $            %
                                                       2004       REVENUE        2003       REVENUE       VARIANCE     VARIANCE
                                                     ---------   ---------    ---------    ---------     ---------    ---------
Stock-based compensation .........................   $     107         0.8%   $      63          0.5%    $      44         69.8%
                                                     =========   =========    =========    =========     =========    =========

                                                                                SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                  % OF NET                  % OF NET         $            %
                                                       2004       REVENUE        2003       REVENUE       VARIANCE     VARIANCE
                                                     ---------   ---------    ---------    ---------     ---------    ---------
Stock-based compensation .........................   $     287         1.2%   $     218          0.9%    $      69         31.7%
                                                     =========   =========    =========    =========     =========    =========

     Stock-based compensation generally represents the amortization of deferred compensation. We recorded no deferred compensation or deferred compensation forfeitures for the six months ended December 31, 2004. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. Deferred compensation also includes the value of employee stock options assumed in connection with our acquisitions calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years.

     Included in cost of revenues is stock-based compensation of $0 and $10,000 for the three months ended December 31, 2004 and 2003, respectively, and $0 and $26,000 for the six months ended December 31, 2004 and 2003, respectively.

     The increase in stock-based compensation for the six months ended December 31, 2004 is primarily attributable to charges for the valuation of vested options for two terminated executives, one occurring in the quarter ended September 30, 2004 and the second in the quarter ended December 31, 2004. At December 31, 2004, a balance of approximately $30,000 remains. Of the remaining $30,000 approximately $13,000 will be amortized over the balance of fiscal 2005, and approximately $17,000 will be amortized in fiscal 2006.

AMORTIZATION OF PURCHASED INTANGIBLE ASSETS

                                                                              THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                  % OF NET                  % OF NET         $            %
                                                       2004       REVENUE        2003       REVENUE       VARIANCE     VARIANCE
                                                     ---------   ---------    ---------    ---------     ---------    ---------
Amortization of purchased intangible assets ......   $      19         0.1%   $      45          0.4%    $     (26)       (57.8)%
                                                     =========   =========    =========    =========     =========    =========

                                                                                SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                  % OF NET                  % OF NET         $            %
                                                       2004       REVENUE        2003       REVENUE       VARIANCE     VARIANCE
                                                     ---------   ---------    ---------    ---------     ---------    ---------
Amortization of purchased intangible assets ......   $      48         0.2%   $      89          0.4%    $     (41)       (46.1)%
                                                     =========   =========    =========    =========     =========    =========

     Purchased intangible assets primarily include existing technology, patents and non-compete agreements and are amortized on a straight-line basis over the estimated useful lives of the respective assets, ranging from one to five years. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to assist us in allocating the purchase price. In addition, approximately $364,000 and $532,000 of amortization of purchased intangible assets has been classified as cost of revenues for the three months ended December 31, 2004 and 2003, respectively, and $729,000 and $1.1 million for the six months ended December 31, 2004 and 2003, respectively. The decrease in amortization of purchased intangible assets is primarily due to assets becoming fully amortized. At December 31, 2004, the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $18,000, which will be amortized in the remainder of fiscal 2005.

RESTRUCTURING CHARGES

     During the six months ended December 31, 2004, approximately $56,000 of restructuring charges were recovered for a facility lease settlement related to a discontinued operation.

INTEREST INCOME (EXPENSE), NET

                                                                              THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                  % OF NET                  % OF NET         $            %
                                                       2004       REVENUE        2003       REVENUE       VARIANCE     VARIANCE
                                                     ---------   ---------    ---------    ---------     ---------    ---------
Interest income (expense), net ...................   $       7         0.1%   $      11          0.1%    $      (4)       (36.4)%
                                                     =========   =========    =========    =========     =========    =========

                                                                                SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                  % OF NET                  % OF NET         $            %
                                                       2004       REVENUE        2003       REVENUE       VARIANCE     VARIANCE
                                                     ---------   ---------    ---------    ---------     ---------    ---------
Interest income (expense), net ...................   $      16         0.1%   $      35          0.1%    $     (19)       (54.3)%
                                                     =========   =========    =========    =========     =========    =========

     Interest income (expense), net consists primarily of interest earned on cash, cash equivalents and marketable securities. The decrease is primarily due to lower average investment balances and interest rates.

OTHER INCOME (EXPENSE), NET

                                                                              THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                  % OF NET                  % OF NET         $            %
                                                       2004       REVENUE        2003       REVENUE       VARIANCE     VARIANCE
                                                     ---------   ---------    ---------    ---------     ---------    ---------
Other income (expense), net ......................   $     472         3.7%   $     (10)        (0.1)%   $     482      4,820.0%
                                                     =========   =========    =========    =========     =========    =========

                                                                                SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                  % OF NET                  % OF NET         $            %
                                                       2004       REVENUE        2003       REVENUE       VARIANCE     VARIANCE
                                                     ---------   ---------    ---------    ---------     ---------    ---------
Other income (expense), net ......................   $     542         2.3%   $    (180)        (0.7)%   $     722        401.1%
                                                     =========   =========    =========    =========     =========    =========

     Other income (expense), net improved over the prior year, primarily due to the write-off of our Xanboo investment in June 2004, thereby eliminating our equity share of losses in this investment.

PROVISION FOR INCOME TAXES - EFFECTIVE TAX RATE

     We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Our effective tax rate was 3% and 4% for the six months ended December 31, 2004 and 2003, respectively. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax expense for both six month periods ended December 31, 2004 and 2003 was lower than the federal statutory rate primarily due to an increase in the valuation allowance, primarily due to our inability to estimate future taxable income, and foreign taxes.. In 2003, the Internal Revenue Service completed its audit of our federal income tax returns for the years ended June 30, 1999, 2000 and 2001. As a result, we paid tax and interest to the IRS and the California Franchise Tax Board of approximately $222,000, $441,000 and $113,000 in quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, respectively.

     We are currently having discussions with the Swiss Federal Tax Authorities ("SFTA") regarding the inability of our Swiss subsidiary, Lantronix International AG, to meet certain guidelines as set within a tax ruling that was obtained in May 2001. The ruling provided for reduced Swiss tax rates. The subsidiary was unable to meet the guidelines set forth in the ruling due to slower than planned growth in this subsidiary, consistent with our overall Company, and has since converted to a holding company. Based on recent discussions with the SFTA, we estimated the potential tax exposure to be approximately $53,000, and we have provided for this in the consolidated financial statements for quarter ended December 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consisting of money-market funds and commercial paper totaled approximately $7.6 million at December 31, 2004. Marketable securities are income yielding securities which can be readily converted to cash. Marketable securities consist of obligations of U.S. Government agencies, state, municipal and county government notes and bonds and totaled approximately $625,000 at December 31, 2004.

     Our operating activities used cash of $3.2 million for the six months ended December 31, 2004. We incurred a net loss of $5.4 million, which includes the following adjustments: depreciation of $391,000, amortization of purchased intangible assets of $777,000, amortization of stock-based compensation of $287,000, provision for doubtful accounts of $221,000 offset by a recovery in the restructuring reserve of $56,000 and a benefit from the inventory reserve of $69,000. The changes in our operating assets consist of a decrease in inventory of $631,000, decrease in contract manufacturer receivables of $228,000, decrease in prepaid expenses and other assets of $161,000, an increase in accounts payable of $455,000, and an increase in other liabilities of $75,000, offset by an increase in accounts receivable of $570,000 and a decrease in restructuring reserve of $310,000. The decrease in inventory is primarily attributable to a reduction in slower moving products due to marketing programs and increased revenue in quarter ended December 31, 2004, partially offset by an increase in new product inventory. The decrease in contract manufacturer receivables is due to improved collections. The decrease in prepaid expenses and other current assets is primarily due to the amortization of prepaid expense during the period. The decrease in the restructuring reserve is due to payments on lease obligations. The increase in accounts receivable is due to slower collections from our large distributor customers. The increase in accounts payable is due to the timing of payments to our suppliers.

     Cash provided by investing activities was $1.5 million for the six months ended December 31, 2004. We received $3.4 million in proceeds from the sale of marketable securities. We used $1.0 million to purchase marketable securities and $867,000 to pay the convertible note from the Stallion acquisition. We also used $82,000 to purchase property and equipment.

     Financing activities provided $56,000 in the six months ended December 31, 2004. We received $306,000 related to the purchase of common shares. We used $250,000 to pay down our bank loan.

     In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We were required to pay a $100,000 facility fee which was reduced to $62,500 and was paid. We are also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. Since establishing the line of credit, we have twice reduced the amount of the line, modified customary financial covenants and adjusted the interest rate to be charged on borrowings to the prime rate plus ..50% and eliminated the LIBOR option. Effective July 25, 2003, we further modified this line of credit, reducing the revolving line to $5.0 million and adjusting the customary affirmative and negative covenants. We are also required to maintain certain financial ratios as defined in the agreement. The agreement has an annual revolving maturity date that renews on the effective date. The agreement was renewed on July 24, 2004 with an amendment to a financial ratio. We paid a $12,500 facility fee for the renewal on August 31, 2004. Our borrowing base at December 31, 2004, was $3.6 million. In March 2004, we borrowed $500,000 against this line of credit. In October and December 2004 we made two $125,000 payments leaving an outstanding balance of $250,000 for the period ended December 31, 2004. Additionally, we have used letters of credit available under our line of credit totaling approximately $451,000 in place of cash to fund tax account deposits and security deposits. As a result, our available line of credit at December 31, 2004 was $2.9 million. We are currently in compliance with the revised financial covenants of the July 24, 2004 amended line of credit. Pursuant to the line of credit, we are restricted from paying any dividends.

     The following table summarizes our contractual payment obligations and commitments:

                         REMAINDER
                    OF FISCAL YEAR                       FISCAL YEARS
                              2005       2006       2007       2008       2009      TOTAL
                          --------   --------   --------   --------   --------   --------
Bank line of credit       $    250   $      -   $      -   $      -   $      -   $    250
Operating leases               628        533        162          -          -      1,323
                          --------   --------   --------   --------   --------   --------
Total                     $    878   $    533   $    162   $      -   $      -   $  1,573
                          ========   ========   ========   ========   ========   ========

     As of December 31, 2004, approximately $2.9 million of our net tangible assets (primarily cash held in foreign bank accounts) were located outside the United States. Such assets are unrestricted with regard to foreign liquidity needs, however, our ability to utilize such assets to satisfy liquidity needs outside of such foreign locations are subject to approval by the foreign location board of directors. With the simplification of our foreign sales structure and closing of several offices and reduction of operations in Europe, our business has become simpler. We have significantly lower-cost operations and no longer perform many administrative functions in Europe, having transferred those activities to our Irvine, California offices. As a result, the balances held in foreign accounts as of December 31, 2004 are greater than our needs, and we will begin to transfer portions of those cash balances to U.S. accounts during the third and fourth quarters of fiscal 2005.

     Our cash, cash equivalents and marketable securities balances decreased by $1.0 million, from $9.2 million at September 30, 2004 to $8.2 million at December 31, 2004. We refer to the sum of these components as "cash" for the purposes of discussing our liquidity. During the fiscal year ended June 30, 2004, cash usage totaled $1.9 million. Cash usage increased to $3.0 million in the first fiscal quarter, which included payments for increased marketing and sales expenses to kick off new product programs, repayment of a note of $867,000 related to the Stallion acquisition, audit payments and other costs. We had previously indicated that our cash usage in the second fiscal quarter would likely decrease to approximately $1.0 million.

     Throughout the quarter ended December 31, 2004, we reduced expenses from the levels of the first fiscal quarter, as part of a planned program. These activities have been ongoing, and in January 2005 we further cut back our staff to reduce operating costs. In the process, we realigned our international sales operations and have reduced our fixed costs in Japan and Germany. We also closed a small sales office in Milford, Connecticut. The cumulative effect of the reductions initiated in October 2004 through January 2005 is that we are lowering our operating costs to streamline operations and lower our cash breakeven point from the earlier revenue range of $14-15 million in quarterly revenues as an operating model, to approximately $13 million per quarter. This target is based upon a financial model, and we expect that actual expenses may vary in any quarter and thus, so would financial results impacting cash usage or profitability. Also, because of severance payments and shutdown expenses, actual results may vary from the financial model.

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

     o    changes in demand for our products;

     o    defects and other product quality problems;

     o    loss or gain of significant customers;

     o short-term fluctuations in the cost or availability of our critical components;

     o    announcements or introductions of new products by our competitors;

     o    changes in demand for devices that incorporate our products.

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

     We are currently involved in significant litigation, including multiple security class action lawsuits, a state derivative lawsuit, litigation with a former executive officer and patent infringement litigation. The pending lawsuits involve complex questions of fact and law and will likely continue to require the expenditure of significant funds and the diversion of other resources to defend. We do not know what the outcome of outstanding legal proceedings will be and cannot determine the extent to which these resolutions might have a material adverse effect on our business, results of operations and financial condition taken as a whole. The results of litigation are inherently uncertain, and adverse outcomes are possible. For a more detailed description of pending litigation, see Note 14 of Part I of this Form 10-Q.

     WE MIGHT BECOME INVOLVED IN LITIGATION OVER PROPRIETARY RIGHTS, WHICH COULD BE COSTLY AND TIME CONSUMING.

     Substantial litigation regarding intellectual property rights exists in our industry. There is a risk that third parties, including current and potential competitors, current developers of our intellectual property, our manufacturing partners, or parties with which we have contemplated a business combination, will claim that our products, or our customers' products, infringe on their intellectual property rights or that we have misappropriated their intellectual property. In addition, software, business processes and other property rights in our industry might be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Other parties might currently have, or might eventually be issued, patents that infringe on the proprietary rights we use. Any of these third parties might make a claim of infringement against us. For example, Digi International, ("Digi") has just filed a lawsuit alleging that we infringe their `192 patent. We have filed suit alleging that Digi infringes our `305 patent. Please refer to Note 14 of Part I of this Form 10-Q for more information.

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

     WE HAVE ELECTED TO USE A CONTRACT MANUFACTURER IN CHINA, WHICH INVOLVES SIGNIFICANT RISKS.

     One of our contract manufacturers is based in China. There are significant risks of doing business in China, including:

     o China does not afford the same level of protection to intellectual property as domestic or many foreign countries. If our products were reverse-engineered or our intellectual property was otherwise pirated (reproduced and duplicated without our knowledge or approval), our revenues would be reduced.

     o Delivery times are extended due to the distances involved, requiring more lead-time in ordering and increasing the risk of excess inventories.

     o We could incur ocean freight delays because of labor problems, weather delays or expediting and customs problems.

     o China and U.S. foreign relations have, historically, been subject to change. Political considerations and actions could interrupt our expected supply of products from China.

     INABILITY, DELAYS IN DELIVERIES OR QUALITY PROBLEMS FROM OUR COMPONENT SUPPLIERS COULD DAMAGE OUR REPUTATION AND COULD CAUSE OUR NET REVENUES TO DECLINE AND HARM OUR RESULTS OF OPERATIONS.

     We and our contract manufacturers are responsible for procuring raw materials for our products. Our products incorporate components or technologies that are only available from single or limited sources of supply. In particular, some of our integrated circuits are available from a single source. From time to time in the past, integrated circuits we use in our products have been phased out of production. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we might be unable to purchase sufficient components to meet our demands, or we might incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have in the past been subject to market shortages and substantial price fluctuations. From time to time, we have been unable to meet our orders because we were unable to purchase necessary components for our products. We rely on a number of different component suppliers. Because we do not have long-term supply arrangements with any vendor to obtain necessary components or technology for our products, if we are unable to purchase components from these suppliers, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenues and risk losing customers and harming our reputation in the marketplace.

     IF A MAJOR CUSTOMER CANCELS, REDUCES, OR DELAYS PURCHASES, OUR NET REVENUES MIGHT DECLINE AND OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our top five customers accounted for 44.4 of our net revenues for the six months ended December 31, 2004. One customer, Ingram Micro, Inc., accounted for approximately 18.1% and 13.9% of our net revenues for the six months ended December 31, 2004 and 2003, respectively. Another customer, Tech Data, accounted for approximately 10.8% and 8.8% of our net revenues for the six months ended December 31, 2004 and 2003, respectively. Accounts receivable attributable to these two domestic customers accounted for approximately 19.0% and 12.9% of total accounts receivable at December 31, 2004 and June 30, 2004, respectively. The number and timing of sales to our distributors have been difficult for us to predict. While our distributors are customers in the sense they buy our products, they are also part of our product distribution system. To some extent, the business lost for some reason to a distributor would likely be replaced by sales to other customer/distributors in a reasonable period, rather than a total loss of that business such as from a customer who used our products in their business.

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

     Our future success also depends on our ability to attract new customers, which often involves an extended process. The sale of our products often involves a significant technical evaluation, and we often face delays because of our customers' internal procedures for evaluating and deploying new technologies. For these and other reasons, the sales cycle associated with our products is typically lengthy, often lasting six to nine months and sometimes longer. Therefore, if we were to lose a major customer, we might not be able to replace the customer on a timely basis or at all. This would cause our net revenues to decrease and could cause the price of our stock to decline.

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

     IF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE NOT SUCCESSFUL, OUR NET REVENUES COULD DECLINE AND OUR BUSINESS COULD BE HARMED.

     For the six months ended December 31, 2004, we incurred $3.7 million in research and development expenses, which comprised 15.5% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development.

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

     Net revenues from international sales represented 33.2% and 26.8% of net revenues for the six months ended December 31, 2004 and 2003, respectively. Net revenues from Europe represented 25.9% and 20.6% of our net revenues for the six months ended December 31, 2004 and 2003, respectively. Our revenues in Japan and the People's Republic of China are increasing, as well.

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

     THERE IS A RISK WE MAY BE UNABLE TO DISPOSE OF OUR INVENTORY.

     Our products and therefore our inventories are subject to technological risk. At any time, either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. As of December 31, 2004, our inventories, including raw materials, finished goods and inventory at distributors, were valued at $12.0 million and we had excess and obsolete inventory reserves of $5.8 million against these inventories. As of June 30, 2004, our inventories, including raw materials, finished goods and inventory at distributors were valued at $12.7 million and we had excess and obsolete inventory reserves of $6.0 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our reserves and our operating results could be substantially harmed.

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

     o other companies might assert other rights to market products using our trademarks;

     o policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use;

     o courts may determine that our software programs use open source software in such a way that deprives the entire programs of intellectual property protection; and

     o current federal laws that prohibit software copying provide only limited protection from software pirates.

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

INTEREST RATE RISK

     Our exposure to interest rate risk is limited to the exposure related to our cash, cash equivalents, marketable securities and our credit facilities, which is tied to market interest rates. As of December 31, 2004 and June 30, 2004, we had cash and cash equivalents of approximately $7.6 million and $9.1 million, respectively, which consisted of cash and short-term investments with original maturities of ninety days or less, both domestically and internationally. As of December 31, 2004 and June 30, 2004, we had marketable securities of approximately $625,000 and $3.1 million, respectively, consisting of obligations of municipal bonds. We believe our marketable securities will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

FOREIGN CURRENCY RISK

     We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.


ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures

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

     (b) Changes in internal controls

     During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     As previously reported on our Form 8-K filed on January 17, 2005, during the quarter ended December 31, 2004, we implemented several changes designed to strengthen our internal controls, including the institution of more formal closing procedures and revising the delegation of closing and external reporting activities to provide a more thorough review. In addition, we implemented several other changes during this period, including hiring a third-party to provide EDGARization services, have contracted with a proof reader to review our periodic filings and have added an additional level of management review in connection with the preparation of our periodic reports. Although we do not believe these changes have materially affected, or are reasonably likely to materially affect, our internal controls, we believe periodic improvements such as these will result in continuing improvement to our control procedures.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The information set forth in Note 14 of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

     (a) Changes in and Disagreements with accountants on accounting and financial disclosure

     The information required by this item has been previously furnished and is incorporated herein by reference to our form 8-K filed on December 21, 2004.

ITEM 6.   EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT
------         -----------------------

10.1           Silicon Valley Bank Amendment to Loan Documents

31.1 Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: February 14, 2005                  LANTRONIX, INC.
                                         (Registrant)

                                         By: /s/ Marc H. Nussbaum
                                             -----------------------------------
                                             MARC H. NUSSBAUM
                                             CHIEF EXECUTIVE OFFICER
                                             (PRINCIPAL EXECUTIVE OFFICER)



                                         By: /s/ James W. Kerrigan
                                             -----------------------------------
                                             JAMES W. KERRIGAN
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER)