Form 10-Q
period 2005-03-31
LANTRONIX INC
filed 2005-05-12
CIK 1114925

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________ TO ___________.

                         COMMISSION FILE NUMBER: 1-16027
                               ------------------

                                 LANTRONIX, INC.
                                 ---------------
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

                                      92618
                                   (Zip Code)
                               ------------------

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

         As of May 4, 2005 58,775,571 shares of the Registrant's common stock were outstanding.

================================================================================

                                 LANTRONIX, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION.............................................    3

Item 1.  Financial Statements..............................................    3

         Unaudited Condensed Consolidated Balance Sheets at
           March 31, 2005 and June 30, 2004................................    3

         Unaudited Condensed Consolidated Statements of Operations
           for the Three and Nine Months Ended March 31, 2005 and 2004.....    4

         Unaudited Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended March  31, 2005 and 2004..............    5

         Notes to Unaudited Condensed Consolidated Financial Statements....    6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........   33

Item 4.  Controls and Procedures...........................................   33

PART II. OTHER INFORMATION.................................................   34

Item 1.  Legal Proceedings.................................................   34

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   34

Item 3.  Defaults Upon Senior Securities...................................   34

Item 4.  Submission of Matters to a Vote of Security Holders...............   34

Item 5.  Other Information.................................................   34

Item 6.  Exhibits .........................................................   34


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                           LANTRONIX, INC.

                           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                            MARCH 31,       JUNE 30,
             ASSETS                                                           2005            2004
             -----                                                          ---------      ---------
Current Assets:
        Cash and cash equivalents                                           $   6,610      $   9,128
        Marketable securities                                                      --          3,050
        Accounts receivable, net                                                2,650          3,242
        Inventories                                                             6,496          6,677
        Contract manufacturers' receivable, net                                   600            999
        Settlements receivable                                                  1,300             --
        Prepaid expenses and other current assets                                 744          1,450
                                                                            ---------      ---------
             Total Current assets                                              18,400         24,546

        Property and equipment, net                                               428            865
        Goodwill                                                                9,488          9,488
        Purchased intangible assets, net                                          900          2,056
        Officer loan                                                              115            110
        Other assets                                                              165            185
                                                                            ---------      ---------
             Total assets                                                   $  29,496      $  37,250
                                                                            =========      =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current Liabilities:
        Bank line of credit                                                 $     125      $     500
        Accounts payable                                                        3,696          4,049
        Accrued payroll and related expenses                                    1,153          1,599
        Warranty reserve                                                        1,810          1,770
        Restructuring reserve                                                     311            752
        Accrued settlements                                                     1,300             --
        Other current liabilities                                               2,459          2,922
        Convertible note payable                                                   --            867
                                                                            ---------      ---------
             Total current liabilities                                         10,854         12,459

Commitments and contingencies

Stockholders' equity:
        Preferred stock, $.0001 par value; 5,000,000 shares authorized;
          none issued and outstanding                                              --             --
        Common stock, $0.0001 par value; 200,000,000 shares authorized;
          58,733,619 and 58,154,747 shares issued and outstanding at
          March 31, 2005 and June 30,2004, respectively                             6              6
        Additional paid-in capital                                            181,376        180,712
        Deferred compensation                                                     (23)          (103)
        Accumulated deficit                                                  (163,020)      (156,078)
        Accumulated other comprehensive income                                    303            254
                                                                            ---------      ---------
             Total stockholders' equity                                        18,642         24,791
                                                                            ---------      ---------
             Total liabilities and stockholders' equity                     $  29,496      $  37,250
                                                                            =========      =========

                                        See accompanying notes



                                                 LANTRONIX, INC.

                            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                 Three Months Ended         Nine Months Ended
                                                                      March 31,                March 31,
                                                                  2005         2004         2005         2004
                                                                --------     --------     --------     --------

Net revenues (A)                                                $ 12,303     $ 12,310     $ 36,256     $ 37,009
Cost of revenues (B)                                               6,614        5,393       18,754       18,292
                                                                --------     --------     --------     --------

Gross profit                                                       5,689        6,917       17,502       18,717
                                                                --------     --------     --------     --------

Operating expenses:
     Selling, general and adminstrative (C)                        5,593        6,572       19,229       18,027
     Research and development                                      1,293        2,042        5,013        5,587
     Stock-based compensation (B) (C)                                 36           89          323          307
     Amortization of purchased intangible assets                      15           29           63          118
     Restructuring recovery                                           --       (2,098)          --       (2,098)
                                                                --------     --------     --------     --------
Total operating expenses                                           6,937        6,634       24,628       21,941

                                                                --------     --------     --------     --------
(Loss) income from operations                                     (1,248)         283       (7,126)      (3,224)

Interest income, net                                                   3            8           19           43
Other income (expenses), net                                        (193)        (103)         349         (283)
                                                                --------     --------     --------     --------

(Loss) income before income taxes                                 (1,438)         188       (6,758)      (3,464)
Provision for income taxes                                            70           72          240          208

                                                                --------     --------     --------     --------
(Loss) income from continuing operations                          (1,508)         116       (6,998)      (3,672)
(Loss) income from discontinued operations                            --         (669)          56       (5,185)

                                                                --------     --------     --------     --------
Net loss                                                        $ (1,508)    $   (553)    $ (6,942)    $ (8,857)
                                                                ========     ========     ========     ========

Basic (Loss) income per share:
     (Loss) income from continuing operations                   $  (0.03)    $   0.00     $  (0.12)    $  (0.07)
     (Loss) income from discontinued operations                       --        (0.01)          --        (0.09)
                                                                --------     --------     --------     --------
Basic net (Loss) per share                                      $  (0.03)    $  (0.01)    $  (0.12)    $  (0.16)
                                                                ========     ========     ========     ========

Diluted (Loss) income per share:
     (Loss) income from continuing operations                   $  (0.03)    $   0.00     $  (0.12)    $  (0.07)
     (Loss) income from discontinued operations                       --        (0.01)          --        (0.09)
                                                                --------     --------     --------     --------
Diluted net (Loss) per share                                    $  (0.03)    $  (0.01)    $  (0.12)    $  (0.16)
                                                                ========     ========     ========     ========

Weighted average shares (basic)                                   58,642       57,295       58,381       56,236
                                                                ========     ========     ========     ========
Weighted average shares (diluted)                                 58,642       58,087       58,381       56,236
                                                                ========     ========     ========     ========


(A) Includes net revenues from related parties                  $    280     $    352     $    896     $  1,154
                                                                ========     ========     ========     ========

(B) Cost of revenues includes the following:
     Amortization of purchased intangible assets                $    363     $    532     $  1,092     $  1,596
     Stock based compensation                                         --           11           --           37
                                                                --------     --------     --------     --------
                                                                $    363     $    543     $  1,092     $  1,633
                                                                ========     ========     ========     ========

(C) Stock-based compensation is excluded from the following:
     Selling, general and administrative expenses               $      6     $     83     $    154     $    271
     Research and development expenses                                30            6          169           36
                                                                --------     --------     --------     --------
                                                                $     36     $     89     $    323     $    307
                                                                ========     ========     ========     ========


                                             See accompanying notes


                                           LANTRONIX, INC.

                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                 2005          2004
                                                                                -------      -------
Cash flows from operating activities:
Net loss                                                                        $(6,942)     $(8,857)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                 504        1,406
       Amortization of purchased intangible assets                                1,155        1,714
       Stock based compensation                                                     323          344
       Provision for doubtful accounts                                               59         (161)
       Inventory reserve                                                            206          140
       Loss on sale of fixed assets                                                  23           25
       Equity losses from unconsolidated business                                    --          413
       Loss on sale of long-term investment                                          --           31
       Restructuring recovery                                                       (56)      (1,428)
       Foreign currency transaction gain                                           (191)          --
       Changes in operating assets and liabilities:
             Accounts receivable                                                    534           88
             Inventories                                                            (25)        (408)
             Contract manufacturers receivable                                      399        1,171
             Prepaid expenses and other current assets                              698        1,222
             Other assets                                                            16          (21)
             Accounts payable                                                      (360)        (632)
             Due to Gordian                                                          --       (1,000)
             Warranty reserve                                                        40          144
             Restructuring reserve                                                 (385)        (791)
             Other current liabilities                                             (936)       1,119
             Net assets of discontinued operations                                   --        3,351
                                                                                -------      -------
Net cash used in operating activities                                            (4,938)      (2,130)
                                                                                -------      -------

Cash flows from investing activities:
       Purchase of property and equipment                                           (87)        (182)
       Payment of convertible note                                                 (867)          --
       Purchases of marketable securities                                        (1,000)        (552)
       Proceeds from sale of long-term investment                                    --            7
       Proceeds from sale of marketable securities                                4,050        4,252
                                                                                -------      -------
Net cash provided by investing activities                                         2,096        3,525
                                                                                -------      -------

Cash flows from financing activities
       Net proceeds from issuances of common stock                                  422          505
       (Payment) borrowing of line of credit                                       (375)         500
                                                                                -------      -------
Net cash provided by financing activities                                            47        1,005
                                                                                -------      -------

Effect of foreign exchange rates on cash                                            277           85
                                                                                -------      -------
Increase (decrease) in cash and cash equivalents                                 (2,518)       2,485

Cash and cash equivalents at beginning of period                                  9,128        7,328
                                                                                -------      -------
Cash and cash equivalents at end of period                                      $ 6,610      $ 9,813
                                                                                =======      =======

                                       See accompanying notes.

                                                  5

                                 LANTRONIX, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005

1. BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the "Company") at March 31, 2005, the consolidated results of its operations for the three and nine months ended March 31, 2005 and 2004, and its cash flows for the nine months ended March 31, 2005 and 2004. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

         The results of applying the requirements of the disclosure-only alternative of SFAS No. 123 to the Company's stock-based awards to employees would approximate the following (in thousands, except per share data):


                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       March 31,                   March 31,

                                                                   2005          2004          2005         2004
                                                                 --------      --------      --------      --------
Net loss as reported                                             $ (1,508)     $   (553)     $ (6,942)     $ (8,857)

Add: Stock-based employee compensation expense included
in net loss - as reported, net of related tax effects                  36           100           323           344

Deduct: Stock-based employee compensation expense determined
under fair value method, net of related tax effects                  (150)         (775)         (966)       (2,558)
                                                                 --------      --------      --------      --------
Net loss - pro forma                                             $ (1,622)     $ (1,228)     $ (7,585)     $(11,071)
                                                                 ========      ========      ========      ========
Net loss per share (basic and diluted) - as reported             $  (0.03)     $  (0.01)     $  (0.12)     $  (0.16)
                                                                 ========      ========      ========      ========
Net loss per share (basic and diluted) - pro forma               $  (0.03)     $  (0.02)     $  (0.13)     $  (0.20)
                                                                 ========      ========      ========      ========


2. RECENT ACCOUNTING PRONOUNCEMENTS

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

         In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment," a revision to SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R established the accounting treatment for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R requires the Company to value the share-based compensation based on the classification of the share-based award. If the share-based award is to be classified as a liability, the Company must re-measure the award at each balance sheet date until the award is settled. If the share-based award is to be classified as equity, the Company will measure the value of the share-based award on the date of grant but the award will not be re-measured at each balance sheet date. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective for public companies that do not file as small business issuers no later than the beginning of the first fiscal year beginning after June 15, 2005. (the effective date for small business issuers is no later than the beginning of the first fiscal year beginning after December 15, 2005). All public companies must use either the modified prospective or modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity classified awards that were granted prior to the effective date should continue to be accounted for in accordance to SFAS 123 except that the amounts must be recognized in the statement of operations. Under the modified retrospective method, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect SFAS 123 amounts in the statement of operations. Management is in the process of determining the effect SFAS 123R will have upon the Company's financial position and statement of operations and the method of transition adoption.

         Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. NET LOSS PER SHARE

         Basic net loss per share is calculated by dividing net loss from continuing operations, net income (loss) from discontinued operations, and net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by adjusting outstanding shares assuming any dilutive effects of options. However, for periods in which the Company incurred a net loss, these incremental shares are excluded because their effect would be to reduce recorded net loss per share.

4. MARKETABLE SECURITIES

         The Company classifies its marketable securities as available for sale. Marketable securities consist of obligations of municipal bonds which can readily be converted to cash.

5. INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                        MARCH 31,       JUNE 30,
                                                          2005           2004
                                                        --------       --------

Raw Materials                                           $  4,355       $  4,047
Finished Goods                                             6,734          7,368
Inventory at distributors                                  1,165          1,291
                                                        --------       --------
                                                          12,254         12,706
Reserve for excess and obsolete inventory                 (5,758)        (6,029)
                                                        --------       --------
                                                        $  6,496       $  6,677
                                                        ========       ========

6. GOODWILL AND PURCHASED INTANGIBLE ASSETS

         The composition of purchased intangible assets is as follows (in thousands):

                                                          MARCH 31, 2005                               JUNE 30, 2004
                                                          --------------                               -------------

                              USEFUL                       ACCUMULATED                                ACCUMULATED
                              LIVES           GROSS        AMORTIZATION        NET         GROSS      AMORTIZATION        NET
                              -----           -----        ------------        ---         -----      ------------        ---
Existing technology           1 - 5 years        $ 7,090        $ (6,193)       $ 897        $7,090        $ (5,101)      $ 1,989
Patent/core technology        5                      405            (405)           -           405            (365)           40
Tradename/trademark           5                       32             (29)           3            32             (24)            8
Non-compete agreements        2 - 3                  140            (140)           -           140            (121)           19
                                              -----------  --------------   ----------     ---------  --------------   -----------

Total                                            $ 7,667        $ (6,767)       $ 900        $7,667        $ (5,611)      $ 2,056
                                              ===========  ==============   ==========     =========  ==============   ===========


         The amortization expense for purchased intangible assets for the three months ended March 31, 2005 was approximately $378,000, of which approximately $363,000 was amortized to cost of revenues and approximately $15,000 was amortized to operating expenses. The amortization expense for purchased intangible assets for the three months ended March 31, 2004, was approximately $561,000 of which approximately $532,000 was amortized to cost of revenues and approximately $29,000 was amortized to operating expenses. The amortization expense for purchased intangible assets for the nine months ended March 31, 2005 was approximately $1.2 million, of which approximately $1.1 million was amortized to cost of revenues and approximately $63,000 was amortized to operating expenses. The amortization expense for purchased intangible assets for the nine months ended March 31, 2004 was approximately $1.7 million of which approximately $1.6 million was amortized to cost of revenues and approximately $118,000 was amortized to operating expenses. The estimated amortization expense for the remainder of fiscal 2005 and the next year is as follows (in thousands):

                                            COST OF      OPERATING
Fiscal year ending June 30:                 REVENUES      EXPENSES         TOTAL
                                            --------      --------      --------

2005 (Remainder of fiscal year)             $    339      $      2      $    341
2006                                             557             2      $    559
                                            --------      --------      --------
Total                                       $    896      $      4      $    900
                                            ========      ========      ========

         The goodwill balance as of both March 31, 2005 and June 30, 2004 was $9.5 million. Goodwill was recorded as a result of acquisitions over the years. The current carrying value of goodwill is related to the acquisitions of Lightwave and Stallion businesses. The Company performs an annual impairment test of Goodwill under the guidelines of SFAS No. 142 in April.


7. RESTRUCTURING RESERVE

         A summary of the activity in the restructuring reserve account is as follows (in thousands):

                                                                 CASH                             RESTRUCTURING
                                            RESTRUCTURING       CHARGES                            RESERVE AT
                                             RESERVE AT         AGAINST         RESTRUCTURING       MARCH 31,
                                            JUNE 30, 2004       RESERVE           RECOVERY            2005
                                            -------------     -------------     -------------     -------------
Consolidation of excess facilities              $ 752           $ (385)            $ (56)             $ 311
                                            =============     =============     =============     ==============

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

8. DISCONTINUED OPERATIONS

         Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," a component of a business is held for sale and is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company, and (ii) the company will not have any significant continuing involvement in such operations.

         In March 2004, the Company completed the sale of substantially all of the net assets of its Premise business unit for $1.0 million. Additionally, the Company incurred $383,000 of disposal costs. As a result of the sale of the Premise business unit, the net goodwill and purchased intangibles of Premise have been included as part of discontinued operations.

The net revenues and loss from discontinued operations are as follows (in thousands):

                                                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                            MARCH 31,           MARCH 31,
                                                                         2005      2004      2005      2004
                                                                        -------   -------   -------   -------
Net revenues                                                            $    --   $    23   $    --   $    86
                                                                        =======   =======   =======   =======

Income (loss) from discontinued operations, net of income taxes of $0   $    --   $  (669)  $    56   $(5,185)
                                                                        =======   =======   =======   =======
Basic and diluted net income (loss) per share from discontinued
operations                                                              $    --   $ (0.01)  $    --   $ (0.09)
                                                                        =======   =======   =======   =======

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

                                                               NINE MONTHS ENDED
                                                                   MARCH 31,
                                                                      2005

Balance beginning of period                                    $        1,770
Charged to cost of revenues                                               385
Deductions                                                               (345)
                                                               ---------------
Balance end of period                                          $        1,810
                                                               ===============

10. PROVISION FOR INCOME TAXES AND EFFECTIVE TAX RATE

         The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." The Company's effective tax rates were 4% and 6% for the nine month periods ended March 31, 2005 and 2004, respectively. The federal statutory rate was 34% for both periods. The Company's condensed consolidated financial statements have been presented to reflect Premise as a discontinued operation for all periods presented. The effective tax rate associated with the income tax expense for the nine month periods ended March 31, 2005 and 2004 was lower than the federal statutory rate primarily due to an increase in the valuation allowance, due to our inability to estimate future taxable income, and foreign taxes. In 2003, the Internal Revenue Service completed its audit of the Company's federal income tax returns for the years ended June 30, 1999, 2000 and 2001. As a result, the Company paid tax and interest to the IRS and the California Franchise Tax Board of approximately $222,000, $441,000, and $113,000 in quarters ended March 31, 2004, June 30, 2004, and September 30, 2004 respectively.

         The Company had recent discussions with the Swiss Federal Tax Authorities ("SFTA") regarding the inability of the Company's Swiss subsidiary, Lantronix International AG, to meet certain guidelines as set within a tax ruling that was obtained in May 2001. The ruling provided for reduced Swiss tax rates. The subsidiary was unable to meet the guidelines set forth in the ruling due to slower than planned growth in this subsidiary, consistent with the overall Company, and has since converted to a holding company. The SFTA has ruled on this matter, resulting in a tax liability to the SFTA of approximately $50,000 plus interest. This tax liability was accrued for in the quarter ended March 31, 2005 financial statements and will be paid in the quarter ending June 30, 2005.

11. BANK LINE OF CREDIT AND DEBT

         In January 2002, the Company entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either, (i) the prime rate or (ii) the LIBOR rate plus 2.0%. The Company was required to pay a $100,000 facility fee which was reduced to $62,500 and was paid. The Company was also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. Since establishing the line of credit, the Company has twice reduced the amount of the line, modified customary financial covenants, and adjusted the interest rate to be charged on borrowings to the prime rate plus .50% and eliminated the LIBOR option. Effective July 25, 2003, the Company further modified this line of credit, reducing the revolving line to $5.0 million, and adjusting the customary affirmative and negative covenants. The Company is also required to maintain certain financial ratios as defined in the agreement. The agreement has an annual revolving maturity date that renews on the effective date. The agreement was renewed on July 24, 2004, with an amendment to a financial ratio, and again on February 15, 2005 with an amendment to a covenant. The Company paid $12,500 and $1,000 in facility fees, respectively, for the renewals. The Company's total available cash under the credit line at March 31, 2005 was $2.7 million. As of March 31, 2005, the Company had borrowed $125,000 against this line of credit. Additionally, the Company has used letters of credit available under its line of credit totaling approximately $442,000 in place of cash to fund deposits on leases, tax account deposits and security deposits. As a result, the Company's available line of credit at March 31, 2005 was $2.2 million. Pursuant to the line of credit, the Company is restricted from paying any dividends.

         The Company issued a two-year note in the principal amount of $867,000 as a result of its acquisition of Stallion, accruing interest at a rate of 2.5% per annum. Interest expense related to the note totaled approximately $3,000 and $16,000 for the nine months ended March 31, 2005 and 2004, respectively. The notes were convertible into the Company's common stock at any time, at the election of the holders, at a $5.00 conversion price. The notes were due and paid in August 2004 as the holders elected not to convert the notes into the Company's common stock.

12. COMPREHENSIVE LOSS

         SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements.

         The components of comprehensive loss are as follows (in thousands):

                                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                        MARCH 31,             MARCH 31,
                                                                     2005       2004       2005       2004
                                                                    -------    -------    -------    -------
Net Loss                                                            $(1,508)   $  (553)   $(6,942)   $(8,857)
Other comprehensive loss:
Change in accumulated translation adjustments, net of taxes of $0       (85)       (23)        49         85
                                                                    -------    -------    -------    -------
Total comprehensive loss                                            $(1,593)   $  (576)   $(6,893)   $(8,772)
                                                                    =======    =======    =======    =======

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

         On October 18, 2004, the plaintiff filed the third amended complaint, which is now the operative complaint in the action. The Complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. The 1933 Act claims are brought on behalf of all persons who purchased common stock of Lantronix pursuant or traceable to the Company's August 4, 2000 initial public offering ("IPO"). The 1934 Act claims are based on alleged misstatements related to the Company's financial results that were contained in the Registration Statement and Prospectus for the IPO. The claims brought under the

1934 Act are brought on behalf of all persons and entities that purchased or acquired Lantronix securities from November 1, 2000 through May 30, 2002 (the "Class Period"). The Complaint alleges that defendants issued false and misleading statements concerning the business and financial condition in order to allegedly inflate the value of the Company's securities during the Class Period. The complaint alleges that during the Class Period, Lantronix overstated financial results through improper revenue recognition and failure to comply with Generally Accepted Accounting Principles ("GAAP"). Defendants have filed an answer to the complaint and the case is now in discovery. The Court has set a trial date in September 2006. While the complaint does not specify the damages plaintiff may seek on behalf of the purported classes of shareholders, a recovery by the plaintiff and the plaintiff classes could have a material adverse impact on the Company.

DERIVATIVE LAWSUIT

         On July 26, 2002, Samuel Ivy filed a shareholder derivative complaint entitled: IVY V. BERNHARD BRUSCHA, ET AL., No. 02CC00209, in the Superior Court of the State of California, County of Orange, against certain of the Company's current and former directors and former officers. On January 7, 2003, the plaintiff filed an amended complaint. The amended complaint alleges causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, and improper insider stock sales. The complaint seeks unspecified damages against the individual defendants on the Company's behalf, equitable relief, and attorneys' fees. All defendants have answered the complaint and generally denied the allegations. Discovery has commenced, but no trial date has been established. On April 21, 2005, the Court approved a motion by a proposed new shareholder plaintiff Russell J. Drake for leave to file an amendment to the current complaint, and to be added as a plaintiff in the action or to be substituted in place of the current plaintiff Samuel Ivy. The action was renamed DRAKE V. BERNHARD BRUSCHA, ET AL.

         Prior to the ruling on Mr. Drake's motion, all of the defendants except for Steve Cotton, the Company's former CFO and COO, have agreed in principle to settle the action with Mr. Ivy's counsel. Specifically, the Company's Board had recently approved a tentative settlement proposal which involved the adoption of certain corporate governance measures and payment of attorneys' fees and expenses to the derivative plaintiff's counsel in the amount of $1.2 million. After Mr. Drake filed his amendment to the complaint and was substituted as named plaintiff for Mr. Ivy, the parties continued with their settlement discussions. The parties except for Mr. Cotton currently expect that a new settlement agreement will be presented to the Court by may 12, 2005. A hearing is scheduled for June 9, 2005 in which the Court will consider any proposed settlement submitted by the parties for final approval. If Mr. Cotton does not agree to join the settlement, the Company expects that as part of the final settlement, Mr. Cotton will be dismissed along with all of the other defendants. Any settlement is subject to a number of conditions, including court approval of the proposed settlement. We have recorded a liability in our financial statements for the proposed current amount of the settlement. In addition, because the insurance carrier involved in this suit agreed to pay the entire $1.2 million proposed settlement amount and, therefore, recovery from the insurance carrier is probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amounts of the settlement and the insurance recovery fully offset each other.

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

PATENT INFRINGEMENT LITIGATION

         On April 13, 2004, Digi International Inc. ("Digi") filed a complaint against the Company in the U.S. District Court in Minnesota. The complaint alleges that certain of the Company's products infringe Digi's U.S. Patent No. 6,446,192. The complaint seeks both monetary and non-monetary relief. The Company has filed an answer and counterclaim alleging invalidity of the patent. The counterclaim seeks both monetary and non-monetary relief. Discovery has commenced in the case, and the court has set a trial date in July 2006. The Company has filed motions for summary judgment in the case that are scheduled to be heard on May 20, 2005.

         On May 3, 2004, the Company filed a complaint against Digi in the U.S. District Court for the Central District of California. The complaint alleges that certain of Digi's products infringe the Company's U.S. Patent No. 6,571,305. The Complaint seeks both monetary and non-monetary relief. Digi has filed an answer and counterclaim alleging invalidity of the patent. The counterclaim seeks both monetary and non-monetary relief. Discovery has commenced in the case, and the court has set a trial date in October 2005.

         On February 7, 2005, the Company filed a complaint against Digi in the U.S. District Court for the Eastern District of Texas. The complaint alleges that certain of Digi's products infringe U.S. Patent No. 4,972,470, under which the Company is an exclusive licensee with respect to the field of use encompassing Digi's accused products. The Complaint seeks both monetary and non-monetary relief. Digi has filed an answer alleging invalidity of the patent. The answer seeks both monetary and non-monetary relief.

OTHER

         From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial position, operating results or cash flows.

         The pending lawsuits involve complex questions of fact and law and likely will continue to require the expenditure of significant funds and the diversion of other resources to defend. Management is unable to determine the outcome of its outstanding legal proceedings, claims and litigation involving the Company, its subsidiaries, directors and officers and cannot determine the extent to which these results may have a material adverse effect on the Company's business, results of operations and financial condition taken as a whole. The results of litigation are inherently uncertain, and adverse outcomes are possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters, except as disclosed above.

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

THE NATURE OF OUR BUSINESS

         Currently, we develop our products through engineering and product development activities of our research and development group. In prior years, most engineering and product development were outsourced with independent contractors. In fiscal 2003, this practice was discontinued; however, some product development activities such as specialized technical investigations or qualification testing of new products is still subcontracted from time to time. We engage outside contract manufacturers to make our products, which are then taken to market by our marketing and sales group.

         We sell our devices through distribution partners to a global network of distributors, value-added resellers ("VARs"), manufacturers' representatives, system integrators, and original equipment manufacturers ("OEMs"). In addition, we sell directly to selected accounts. One distribution customer, Ingram Micro, accounted for approximately 16% and 14.2% of our net revenues for the nine months ended March 31, 2005 and 2004, respectively. Another distribution customer, Tech Data, accounted for approximately 11.2% and 8.4% of our net revenues for the nine months ended March 31, 2005 and 2004, respectively. Accounts receivable attributable to these domestic customers accounted for approximately 7.6% and 13% of total accounts receivable at March 31, 2005 and June 30, 2004, respectively.

         One international customer, transtec AG, which is a related party due to common ownership by our largest stockholder and former Chairman of our Board of Directors, Bernhard Bruscha, accounted for approximately 2.5% and 3.1% of our net revenues for the nine months ended March 31, 2005 and 2004, respectively.

DISCONTINUED OPERATIONS

         Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," a component of a business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company, and (ii) the company will not have any significant continuing involvement in such operations.

         In March 2004, we completed the sale of substantially all of the net assets of our Premise business unit for $1.0 million. Additionally, we incurred $383,000 of disposal costs. As a result of the sale of the Premise business unit, the net goodwill and purchased intangibles of Premise have been included as part of discontinued operations.

SUMMARY OVERVIEW OF THE THIRD FISCAL QUARTER ENDED MARCH 31, 2005

The following discussion of results of operations includes discussion of continuing operations only.

SUMMARY OVERVIEW OF THE THIRD FISCAL QUARTER ENDED MARCH 31, 2005

         As described in more detail elsewhere in this document, our business has continued to operate in a manner consistent with the fiscal year ended June 30, 2004, and the first two fiscal quarters ended December 31, 2004. Revenues of $12.3 million for the quarter ended March 31, 2005 were flat as compared to revenues of $12.3 million for the same quarter a year earlier. Within our product lines, our core businesses of device networking and IT management solutions increased by approximately $800,000 from a year earlier, offset by an equivalent decrease in our non-core and legacy product lines.

         Net revenues decreased from $12.9 million for the quarter ended December 31, 2004 to $12.3 million this quarter. The decrease of $600,000 from the prior quarter is primarily due to decreased shipments of our IT Management product lines and, to a lesser extent, a decrease in device networking shipments.

         Our cash, cash equivalents and marketable securities balances decreased by $1.6 million, from $8.2 million at December 31, 2004 to $6.6 million at March 31, 2005. We refer to the sum of these components as "cash" for the purpose of discussing our cash usage and liquidity. Cash usage for the quarter included anticipated extra costs related to reductions in staff implemented in January and other expenses. During the fiscal year ended June 30, 2004, cash usage totaled $1.9 million. Cash usage for fiscal 2005 year-to-date through March 31, 2005 was $5.6 million. This included payments for increased marketing and sales expenses for new product programs, repayment of a note of $867,000 related to the Stallion acquisition, costs related to reduction in staff and other costs.

         Our gross margin was 46.2% for the quarter ended March 31, 2005, compared to a gross margin of 56.2% for the same quarter a year earlier and a gross margin of 48.5% for the quarter ended December 31, 2004. The decrease in gross margin for the quarter ended March 31, 2005, compared to a year earlier is primarily due to an increase in our excess and obsolete inventory reserve in the current quarter compared to a reduction in our reserve in the prior year, and, to a lesser extent, an increase in overhead expense in cost of sales for the quarter as a result of less overhead costs capitalized during the current quarter as compared to the same quarter last year due to inventory levels. The standard cost of goods sold increased slightly for the quarter ended March 31, 2005, compared to the year-earlier period, due to the mix of products sold.

         For the quarter ended March 31, 2005, we had a loss from continuing operations of $1.5 million, compared to a profit of $116,000 for the same quarter a year earlier. Operating expenses were $6.9 million for the quarter ended March 31, 2005, from $6.6 million for the same quarter a year earlier. Selling, general and administrative decreased from $6.6 million for the quarter ended March 31, 2004 to $5.6 million for the quarter ended March 31, 2005. Research and development expenses decreased from $2.0 for the quarter ended March 31, 2004 to $1.3 million for the quarter ended March 31, 2005. The decrease in selling, general and administrative is primarily attributable to a reduction in depreciation, headcount, IT services and tax payments. The decrease in research and development expenses is primarily attributable to a reduction in headcount, outside services and materials. For the three months ended March 31, 2005 and 2004, we have been reimbursed approximately $338,000 and $250,000 of our legal expenses, respectively. The liability for legal expenses is booked as incurred and is reduced from time to time by the reimbursement of expenses related to shareholder lawsuit matters by our insurance carrier. For the three months ended March 31, 2004, we booked a reduction in restructuring costs of $2.1 million which contributed to our operating income from continuing operations for the quarter. We did not have a similar reduction in the current quarter.

OUTLOOK

         Revenues for the third fiscal quarter ended March 31, 2005 were $12.3 million. Revenues for the prior quarter ended December 31, 2004 were $12.9 million. In the prior fiscal year, fiscal 2004, our revenues decreased quarter-to-quarter, from $12.5 million in the second quarter ended December 31, 2003, to $12.3 million in the third fiscal quarter ended March 31, 2004, indicating a possible seasonal decrease for the first calendar quarter of the year. We believe the December quarter is seasonally our highest quarter and, in addition, there appeared to have been a slow-down in sales of IT equipment purchases in the March quarter that affected our IT Management business as well as several of our competitors. Revenues for our core product lines of device networking and IT Management for the third fiscal quarter ended March 31, 2005 were $10.8 million, an increase of 8.4% from the same period one year ago of $10.0 million.

         During the quarter ended March 31, 2005, we continued to reduce our operating expenses through additional staff reductions and by closing a small sales and research and development office in Milford, Connecticut in January. In addition, we realigned our international sales operations and have reduced our fixed costs in Japan and Europe. We anticipate that our cost reduction initiatives implemented between October 2004 and March 2005 have lowered our estimated cash breakeven financial model from $14.0 to $15.0 million in quarterly revenue to approximately $13.0 million. Achieving cash breakeven in any particular quarter is subject to many factors, including the cost of on-going litigation, the timing of annual operating expenses such as insurance or professional fees, increases or decreases in balance sheet accounts which may impact cash, such as inventory levels, accounts receivable, accounts payable and actual product margins. Nevertheless, we have constructed a financial model assuming achievable gross margins, and are planning and operating to target cash operating expenses that achieve cash breakeven at revenues of approximately $13.0 million in a typical quarter.

         We are continuing to invest in the development of new and innovative products, and to support expanded sales and marketing activities to promote our recently introduced products. During the past year, we introduced several new products we believe will contribute to growth in revenues. These products include WiPort, a wireless version of our Xport device server; WiBox, a wireless external device networking solution; Secure Box, AES-encryption device networking products; a NEBS-compliant secure console server for telecommunications applications; a SecureLinx Remote KVM product line designed to remotely connect IT administrators to their Windows-based equipment and an SLC line of console servers. There can be an extended delay from the time we introduce a new product until the time we receive significant revenues. This is due primarily to the nature of our products and customers, which involve the customers' design cycles, our customers' own new product introduction processes, or qualification and other testing programs they may implement as part of their businesses.

         Our device networking business fundamentally targets the market of products that can be networked together and/or connected to the Internet. We see as inevitable, a world where myriads of devices are interconnected to enhance their operation, maintenance, or to provide new functionality. Independent researchers have made varying estimates as to the size and rate of this expansion. However, we believe that device networking growth as evidenced by our net revenue growth or that of our peers is still in the early adoption phase. We believe in the next several years, the market adoption of our networking solution devices will be strongest in the commercial and industrial markets such as security, medical, factory automation, and similar markets, rather than in consumer electronics. We continue to invest in building our proprietary technology base.

         Our IT management business provides remote management solutions to our customers' IT infrastructure of servers, routers, switches, power supplies, and other devices that comprise their networks. This business was severely impacted by the recession of the past several years, and we are just beginning to emerge from that recession. While we have not yet achieved significant net revenue growth, we have confidence in our position in this market, and we have introduced several new products over the past year that are showing success at the early design-in stage of the sales cycle.

         We have had a target cash usage of approximately $1.0 million per quarter, while we are operating at the revenue range of $11.0 to $13.0 million. Our actual cash usage over the previous seven quarters has varied due to a variety of factors, including factors not related to our business revenues for those quarters. For example, we incur legal expenses that vary each quarter. We have benefited from other cash management activities to improve cash flow by improving balance sheet accounts over these same periods such as reducing our inventories. During that same period we have received cash from specific transactions, such as our sale of Premise and our recovery of legal expenses through insurance reimbursements. We have also exchanged deposits in the form of cash with letters of credit. Our goal is to continue to manage expenses and drive revenue increases to achieve cash breakeven, and then profitability. As of March 31, 2005, we had a balance of cash and cash equivalents of $6.6 million. Our goal is to achieve cash breakeven for the quarter ending June 30, 2005. With the reduction in our financial model to achieve cash breakeven in the $13 million revenue range, we believe this goal is achievable, barring unexpected events or expenses.

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

         We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our condensed consolidated financial statements:

         REVENUE RECOGNITION

         We do not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. Our accounting policy for revenue recognition is to defer revenue and related gross profit from sales to distributors until the distributor resells the product. Net revenue from certain smaller distributors, for which point-of-sale information is not available, is recognized one month after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end-user. When product sales revenue is recognized, we establish an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenues would result. Revenue from the licensing of software is recognized at the time of shipment (or at the time of resale in the case of software products sold through distributors), provided we have vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered. Our products typically carry a ninety-day to two-year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, we sell extended warranty services which extend the warranty period for an additional one to three years. Warranty revenue is recognized evenly over the warranty service period.

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

         GOODWILL AND PURCHASED INTANGIBLE ASSETS

         The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including IPR&D. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets impact future amortization and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as:
(i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) another significant slowdown in the worldwide economy or capital purchases of IT infrastructure equipment or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adopting this standard, we will continue to amortize finite-lived intangibles, but no longer amortize certain other intangible assets, most notably goodwill. In lieu of amortization, SFAS No. 142 requires a two-step approach to testing goodwill for impairment. The first step tests for impairment by applying fair value-based tests. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities. We completed the first step of goodwill impairment testing during the fourth quarter of fiscal 2004 and found no indicators of impairment of our recorded goodwill. As a result, we recognized no annual impairment loss in fiscal 2004 in connection with SFAS No.
142. Future impairment tests may result in a charge to earnings and there is a potential for a write down of goodwill in connection with the annual impairment test. We continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset is not recoverable. During the current year, we have observed our markets, products and technologies related to our business and have determined that at this time there is no significant charge that would call into question the assessments made in fiscal 2004 and accelerate our annual review. We evaluate these assets, deemed to have indefinite lives, on an annual basis in the fourth quarter, or more frequently if we believe indicators of impairment exist.

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

         RESTRUCTURING CHARGE

         Over the last several quarters we have undertaken, and we may continue to undertake, significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities. We have had to record estimated expenses for lease cancellations, contract terminations, long-term asset write-downs, severance and outplacement costs and other restructuring costs. Given the significance and timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Through December 31, 2002, the accounting rules for restructuring costs and asset impairments required us to record provisions and charges when we had a formal and committed plan. Beginning January 1, 2003, the accounting rules now require us to record any future provisions and changes at fair value in the period in which they are incurred. In calculating the cost to dispose of our excess facilities, we had to estimate for each location our future space requirements, the timing of exiting excess facilities, the future lease and operating costs to be paid until the lease is terminated and the amount, if any, of sublease income. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions on future space requirements, the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

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

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision to SFAS No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R established the accounting treatment for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R requires the Company to value the share-based compensation based on the classification of the share-based award. If the share-based award is to be classified as a liability, the Company must re-measure the award at each balance sheet date until the award is settled. If the share-based award is to be classified as equity, the Company will measure the value of the share-based award on the date of grant, but the award will not be re-measured at each balance sheet date. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS No. 123R is effective for public companies that do not file as small business issuers no later than the beginning of the first fiscal year beginning after June 15, 2005 (the effective date for small business issuers is no later than the beginning of the first fiscal year beginning after December 15, 2005). All public companies must use either the modified prospective or modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested equity classified awards that were granted prior to the effective date should continue to be accounted for in accordance to SFAS No. 123 except that the amounts must be recognized in the statement of operations. Under the modified retrospective method, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect SFAS No. 123 amounts in the statement of operations. Management is in the process of determining the effect SFAS No. 123R will have upon the Company's financial position and statement of operations and the method of transition adoption.

         Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      MARCH 31,                      MARCH 31,
                                                                2005           2004            2005            2004
                                                             -----------   -------------   -------------   -------------

Net revenues                                                     100.0%          100.0%          100.0%          100.0%
Cost of revenues                                                  53.8%           43.8%           51.7%           49.4%
                                                             -----------   -------------   -------------   -------------
Gross Profit                                                      46.2%           56.2%           48.3%           50.6%
                                                             -----------   -------------   -------------   -------------
Operating Expenses:
      Selling, general and administrative                         45.5%           53.4%           53.0%           48.7%
      Research and development                                    10.5%           16.6%           13.8%           15.1%
      Stock based compensation                                     0.3%            0.7%            0.9%            0.8%
      Amortization of purchased intangible assets                  0.1%            0.2%            0.2%            0.3%
      Restructuring charges                                        0.0%          (17.0%)           0.0%           (5.7%)
                                                             -----------   -------------   -------------   -------------
Total operating expenses                                          56.4%           53.9%           67.9%           59.2%
                                                             -----------   -------------   -------------   -------------
(Loss) income from operations                                    (10.2%)           2.3%          (19.6%)          (8.7%)
Interest income, net                                               0.0%            0.1%            0.1%            0.1%
Other income (expense), net                                       (1.6%)          (0.8%)           1.0%           (0.8%)
                                                             -----------   -------------   -------------   -------------
(Loss) income before income taxes                                (11.8%)           1.6%          (18.5%)          (9.4%)
Provision for income taxes                                         0.6%            0.6%            0.7%            0.6%
                                                             -----------   -------------   -------------   -------------
(Loss) income from continuing operations                         (12.4%)           1.0%          (19.2%)         (10.0%)
                                                             -----------   -------------   -------------   -------------
Income (loss) from discontinued operations                         0.0%           (5.5%)           0.2%          (13.9%)
                                                             -----------   -------------   -------------   -------------
Net loss                                                         (12.4%)          (4.5%)         (19.0%)         (23.9%)
                                                             ===========   =============   =============   =============

COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2005 AND 2004

         The following discussion of results of operations includes discussion of continuing operations only.

NET REVENUES BY PRODUCT CATEGORY (in thousands)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                           % OF NET                        % OF NET        $               %
                               2005         REVENUE          2004          REVENUE       VARIANCE       VARIANCE
                           ------------   ------------   -------------   ------------  -------------   ------------
Device networking              $ 7,814          63.5%         $ 6,776          55.0%        $ 1,038          15.3%
IT management                    2,964          24.1%           3,184          25.9%           (220)         (6.9%)
Non-core                         1,525          12.4%           2,350          19.1%           (825)        (35.1%)
                           ------------   ------------   -------------   ------------  -------------   ------------
Total                         $ 12,303         100.0%        $ 12,310         100.0%           $ (7)         (0.1%)
                           ============   ============   =============   ============  =============   ============


                                                              NINE MONTHS ENDED
                                                                  MARCH 31,
                                            % OF NET                        % OF NET         $               %
                               2005          REVENUE         2004           REVENUE       VARIANCE       VARIANCE
                           ------------   ------------   -------------   ------------  -------------   ------------
Device networking             $ 22,119          61.0%        $ 20,269          54.8%        $ 1,850           9.1%
IT management                    9,385          25.9%           9,532          25.8%           (147)         (1.5%)
Non-core                         4,752          13.1%           7,208          19.5%         (2,456)        (34.1%)
                           ------------   ------------   -------------   ------------  -------------   ------------
Total                         $ 36,256         100.0%        $ 37,009         100.0%         $ (753)         (2.0%)
                           ============   ============   =============   ============  =============   ============

         The net revenues for the three months ended March 31, 2005 were flat compared to the same period one year ago as a result of an increase in net revenues from our device networking products due to volume increase, offset by a decrease in our non-core products, and to a lesser extent, our IT management products. The decrease in our non-core product net revenues is primarily due to a decrease in our print server, visualization, and other products. We are no longer investing in the development of these product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in device networking and IT management products. The reduction in our IT management net revenues is due to a slowdown in the IT market.

         The decrease for the nine months ended March 31, 2005 is primarily attributable to a decrease in net revenue from our non-core products offset by an increase in our device networking products. The decrease in our non-core product net revenues is primarily due to a decrease in our print server, visualization and other products. We are no longer investing in the development of these product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in device networking and IT management products. Prior year results have been adjusted to conform with current year reporting for comparison purposes.

NET REVENUES BY REGION (in thousands)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                    % OF NET                       % OF NET          $               %
                                      2005          REVENUE          2004          REVENUE       VARIANCE        VARIANCE
                                   ------------   ------------   -------------   ------------  -------------   ------------
Americas                               $ 7,597          61.7%         $ 7,957          64.5%         $ (360)         (4.5%)
Europe                                   3,600          29.3%           3,075          25.0%            525          17.1%
Other                                    1,106           9.0%           1,278          10.4%           (172)        (13.5%)
                                   ------------   ------------   -------------   ------------  -------------   ------------
Total                                 $ 12,303         100.0%        $ 12,310         100.0%           $ (7)         (0.1%)
                                   ============   ============   =============   ============  =============   ============


                                                                       NINE MONTHS ENDED
                                                                           MARCH 31,

Americas                              $ 23,141          63.8%        $ 24,942          67.5%       $ (1,801)         (7.2%)
Europe                                   9,805          27.0%           8,491          22.9%          1,314          15.5%
Other                                    3,310           9.1%           3,576           9.7%           (266)         (7.4%)
                                   ------------   ------------   -------------   ------------  -------------   ------------
Total                                 $ 36,256         100.0%        $ 37,009         100.0%         $ (753)         (2.0%)
                                   ============   ============   =============   ============  =============   ============

         The small change in net revenues for the three months ended March 31, 2005 is primarily due to an increase in the Europe region, offset by a decrease in the Americas and other regions. The overall decrease in net revenues for the nine months ended March 31, 2005 is primarily due to a decrease in the Americas region, and to a lesser extent other regions, offset by an increase in Europe. The decrease in net revenues in the Americas region is primarily attributable to lower sales of non-core products. We are no longer investing in the development of these non-core product lines and expect net revenues related to these product lines, primarily our print server, visualization and other product lines, to continue to decline in the future as we focus our investment on device networking and IT management products. The increase in the European region is primarily due to growth in our device networking business. Prior year results have been adjusted to conform with current year reporting for comparison purposes.

GROSS PROFIT (in thousands)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,

                                       % OF NET                    % OF NET        $             %
                          2005         REVENUE        2004         REVENUE      VARIANCE      VARIANCE
                       -----------   -----------   -----------   -----------   -----------   -----------
Gross profit           $    5,689        46.2%     $     6,917      56.2%      $   (1,228)      (17.8%)
                       ===========   ===========   ===========   ===========   ===========   ============

                                                         NINE MONTHS ENDED
                                                             MARCH 31,
                                       % OF NET                    % OF NET        $             %
                          2005         REVENUE        2004         REVENUE      VARIANCE      VARIANCE
                       -----------   -----------   -----------   -----------   -----------   -----------
Gross profit           $    17,502       48.3%     $    18,717      50.6%      $   (1,215)      (6.5%)
                       ===========   ===========   ===========   ===========   ===========   ============

         Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers, amortization of purchased intangible assets, impairment of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, overhead and warranty costs. Cost of revenues for the three months ended March 31, 2005 and 2004 includes $363,000 and $532,000 of amortization of purchased intangible assets, respectively. Cost of revenues for the nine months ended March 31, 2005 and 2004 includes $1.1 million and $1.6 million of amortization of purchased intangible assets, respectively. At March 31, 2005, the unamortized balance of purchased intangible assets that will be amortized to cost of revenues is approximately $896,000, of which approximately $339,000 will be amortized in the remainder of fiscal 2005, and approximately $557,000 in fiscal 2006. The decrease in gross profit is primarily due to an increase of $281,000 in our excess and obsolete inventory and other reserves in the quarter ended March 31, 2005, compared to a reduction in the same reserves of $492,000 in the prior year. Our overhead expenses increased as a result of less overhead costs capitalized during the current quarter as compared to the same quarter last year due to inventory levels. Product margins decreased primarily due to product mix in the current quarter, partially offset by a reduction in amortization expense of purchased intangible assets. For the year-to-date ending March 31, 2005, our excess and obsolete inventory and other reserves increased by 226,000, compared to a decrease in reserves of $713,000 in the prior year-to-date periods ending March 31, 2004. Our product margin decreased due to both volume and product mix, offset by a reduction in warranty costs and amortization of purchased intangible assets.

SELLING, GENERAL AND ADMINISTRATIVE (in thousands)

                                                                  THREE MONTHS ENDED
                                                                         MARCH 31,

                                                    % OF NET                    % OF NET        $             %
                                        2005         REVENUE        2004         REVENUE      VARIANCE      VARIANCE
                                     -----------   -----------   -----------   -----------   -----------   -----------

Selling, general and administrative  $    5,593        45.5%     $    6,572        53.4%     $     (979)     (14.9%)
                                     ===========   ===========   ===========   ===========   ===========   ===========

                                                                     NINE MONTHS ENDED
                                                                         MARCH 31,

                                                     % OF NET                    % OF NET        $             %
                                         2005        REVENUE        2004         REVENUE      VARIANCE      VARIANCE
                                     -----------   -----------   -----------   -----------   -----------   -----------

Selling, general and administrative  $   19,229        53.0%     $   18,027       48.7%      $    1,202        6.7%
                                     ===========   ===========   ===========   ===========   ===========   ===========

         Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, insurance proceeds, purchased patents and professional legal and accounting fees. The decrease in selling, general and administrative expense for the three months ended March 31, 2005 is primarily due to a reduction in headcount, professional fees, and depreciation expense, partially offset by an increase in marketing expenses for new product introductions and existing products. The legal fees decreased due to the timing of reimbursements from the insurance company. The increase in selling, general and administrative expense for the nine months ended March 31, 2005 is primarily due to increased marketing expenses for new product introductions and existing products and an increase in channel marketing programs, increased severance, increases in selling expense in channel sales and, increased legal fees, offset by decreased depreciation. The legal fees increased due to the timing of reimbursements from the insurance company. Legal fees incurred in defense of the shareholder suits are reimbursable to the extent provided in our directors and officers liability insurance policies, and subject to the coverage limitations and exclusions contained in such policies. For the three months ended March 31, 2005 and 2004, we have been reimbursed approximately $338,000 and $250,000 of these expenses, respectively. For the nine months ended March 31, 2005 and 2004, we have been reimbursed approximately $518,000 and $1.7 million, respectively.

         Because reimbursement of legal expenses, where covered by insurance, does not typically occur within the month they are incurred, the net amount of legal expense incurred in any one quarter may vary significantly from another. Legal expenses are included in the selling, general and administrative expenses category. Management expects to receive additional reimbursements from insurance sources for legal fees in the future.

RESEARCH AND DEVELOPMENT (in thousands)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                     % OF NET                    % OF NET        $             %
                                        2005         REVENUE        2004         REVENUE      VARIANCE      VARIANCE
                                     -----------   -----------   -----------   -----------   -----------   -----------
Research and development             $    1,293        10.5%     $    2,042       16.6%      $     (749)      (36.7%)
                                     ===========   ===========   ===========   ===========   ===========   ===========

                                                                        NINE MONTHS ENDED
                                                                           MARCH 31,
                                                     % OF NET                    % OF NET        $             %
                                        2005         REVENUE        2004         REVENUE      VARIANCE      VARIANCE
                                     -----------   -----------   -----------   -----------   -----------   -----------
Research and development             $    5,013       13.8%      $    5,587       15.1%      $     (574)     (10.3%)
                                     ===========   ===========   ===========   ===========   ===========   ===========


         Research and development expenses consist primarily of personnel-related costs of employees, as well as expenditures to third-party vendors for research and development activities. The decrease in research and development expenses for both the three months and the nine months ended March
31, 2005 is primarily due to a reduction in headcount, outside services and material expenses.

STOCK-BASED COMPENSATION INCLUDED IN OPERATING EXPENSES (in thousands)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                     % OF NET                    % OF NET        $             %
                                        2005         REVENUE        2004         REVENUE      VARIANCE      VARIANCE
                                     -----------   -----------   -----------   -----------   -----------   -----------
Stock-based compensation             $       36        0.3%      $       89        0.7%      $      (53)     (59.6%)
                                     ===========   ===========   ===========   ===========   ===========   ===========

                                                                        NINE MONTHS ENDED
                                                                           MARCH 31,
                                                     % OF NET                    % OF NET        $             %
                                        2005         REVENUE        2004         REVENUE      VARIANCE      VARIANCE
                                     -----------   -----------   -----------   -----------   -----------   -----------
Stock-based compensation             $      323        0.9%      $      307        0.8%      $       16        5.2%
                                     ===========   ===========   ===========   ============  ===========   ===========

         Stock-based compensation generally represents the amortization of deferred compensation. We recorded no deferred compensation or deferred compensation forfeitures for the nine months ended March 31, 2005. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant, as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model. Deferred compensation also includes the value of employee stock options assumed in connection with our acquisitions calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years.

         The increase in stock-based compensation for the nine months ended March 31, 2005 is primarily attributable to charges for the valuation of vested options for two terminated executives, one occurring in the quarter ended September 30, 2004, and the second in the quarter ended December 31, 2004. At March 31, 2005, a balance of approximately $23,000 remains. Of the remaining $23,000, approximately $6,000 will be amortized over the balance of fiscal 2005, and approximately $17,000 will be amortized in fiscal 2006.

         In addition, included in cost of revenues is stock-based compensation of $0 and $11,000 for the three months ended March 31, 2005 and 2004, respectively, and $0 and $37,000 for the nine months ended March 31, 2005 and 2004, respectively.

AMORTIZATION OF PURCHASED INTANGIBLE ASSETS INCLUDED IN OPERATING EXPENSES (in thousands)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                     % OF NET                    % OF NET        $             %
                                        2005         REVENUE        2004         REVENUE      VARIANCE      VARIANCE
                                     -----------   -----------   -----------   -----------   -----------   -----------
Amortization of
purchased intangible assets          $       15        0.1%      $       29        0.2%      $      (14)      (48.3%)
                                     ===========   ===========   ===========   ===========   ===========   ============

                                                                      NINE MONTHS ENDED
                                                                         MARCH 31,
                                                     % OF NET                    % OF NET        $             %
                                        2005         REVENUE        2004         REVENUE      VARIANCE      VARIANCE
                                     -----------   -----------   -----------   -----------   -----------   -----------
Amortization of
purchased intangible assets          $       63        0.2%      $      118        0.3%      $      (55)       46.6%
                                     ===========   ===========   ===========   ===========   ===========   ===========

         Purchased intangible assets primarily include existing technology, patents and non-compete agreements which are amortized on a straight-line basis over the estimated useful lives of the respective assets, ranging from one to five years. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to assist us in allocating the purchase price. The decrease in amortization of purchased intangible assets is primarily due to assets becoming fully amortized. At March 31, 2005, the unamortized balance of purchased intangible assets that will be amortized to future operating expense was approximately $4,000, which will be amortized in the remainder of fiscal 2005 and 2006. In addition, approximately $363,000 and $532,000 of amortization of purchased intangible assets has been classified as cost of revenues for the three months ended March 31, 2005 and 2004, respectively, and $1.1 million and $1.6 million for the nine months ended March
31, 2005 and 2004, respectively.

RESTRUCTURING CHARGES

         During the nine months ended March 31, 2005, approximately $56,000 of restructuring charges were recovered for a facility lease settlement related to a discontinued operation.

INTEREST INCOME, NET (in thousands)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                     % OF NET                    % OF NET        $             %
                                        2005         REVENUE        2004         REVENUE      VARIANCE      VARIANCE
                                     -----------   -----------   -----------   -----------   -----------   -----------
Interest income, net                 $        3        0.0%      $        8        0.1%      $       (5)       62.5%
                                     ===========   ===========   ===========   ===========   ===========   ===========

                                                                      NINE MONTHS ENDED
                                                                         MARCH 31,
                                                     % OF NET                    % OF NET        $             %
                                        2005         REVENUE        2004         REVENUE      VARIANCE      VARIANCE
                                     -----------   -----------   -----------   -----------   -----------   -----------
Interest income, net                 $       19        0.1%      $       43        0.1%      $      (24)      (55.8%)
                                     ===========   ===========   ===========   ===========   ===========   ===========

         Interest income, net consists primarily of interest earned on cash, cash equivalents and marketable securities. The decrease is primarily due to lower average investment balances and interest rates.


OTHER INCOME (EXPENSE), NET (in thousands)


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                     % OF NET                    % OF NET        $             %
                                        2005         REVENUE        2004         REVENUE      VARIANCE      VARIANCE
                                     -----------   -----------   -----------   -----------   -----------   -----------
Other income (expense), net          $     (193)      -1.6%      $     (103)      (0.8%)     $      (90)      (87.4%)
                                     ===========   ===========   ===========   ===========   ===========   ===========

                                                                      NINE MONTHS ENDED
                                                                         MARCH 31,
                                                     % OF NET                    % OF NET        $             %
                                        2005         REVENUE        2004         REVENUE      VARIANCE      VARIANCE
                                     -----------   -----------   -----------   -----------   -----------   -----------
Other income (expense), net          $      349        1.0%      $     (283)      (0.8%)     $     632        223.3%
                                     ===========   ===========   ===========   ===========   ===========   ===========

         The increased expense in the quarter ended March 31, 2005 over the quarter in the prior year is primarily due to higher foreign exchange losses in the current quarter compared to the year earlier quarter. For the nine months ended March 31, 2005, other income (expense), net improved over the prior year, primarily due to the write-off of our Xanboo investment in June 2004, thereby eliminating our equity share of losses in this investment in fiscal 2005. Additionally, we had greater foreign currency gains in the nine months ended March 31, 2005, than we had in the nine months ended March 31, 2004.

PROVISION FOR INCOME TAXES - EFFECTIVE TAX RATE

         We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Our effective tax rate was 4% and 6% for the nine months ended March 31, 2005 and 2004, respectively. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax expense for the nine month periods ended March 31, 2005 and 2004 was lower than the federal statutory rate primarily due to an increase in the valuation allowance, primarily due to our inability to estimate future taxable income, and foreign taxes. In 2003, the Internal Revenue Service completed its audit of our federal income tax returns for the years ended June 30, 1999, 2000 and 2001. As a result, we paid tax and interest to the IRS and the California Franchise Tax Board of approximately $222,000, $441,000 and $113,000 in quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, respectively.

         We recently had discussions with the Swiss Federal Tax Authorities ("SFTA") regarding the inability of our Swiss subsidiary, Lantronix International AG, to meet certain guidelines as set within a tax ruling that was obtained in May 2001. The ruling provided for reduced Swiss tax rates. The subsidiary was unable to meet the guidelines set forth in the ruling due to slower than planned growth in this subsidiary, consistent with our overall Company, and has since converted to a holding company. The SFTA has ruled on this matter, resulting in a tax liability to the SFTA of approximately $50,000 plus interest. This tax liability was accrued in the quarter ended March 31, 2005 financial statements and will be paid in the quarter ending June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents consisting of money-market funds and commercial paper totaled approximately $6.6 million at March 31, 2005.

         Our operating activities in the statement of cash flows used cash of $4.9 million for the nine months ended March 31, 2005. We incurred a net loss of $6.9 million, which includes the following adjustments: depreciation of $504,000, amortization of purchased intangible assets of $1.2 million, amortization of stock-based compensation of $323,000, provision for doubtful accounts of $59,000, provision for inventory reserve of $206,000, loss on sale of fixed assets of $23,000, offset by a recovery in the restructuring reserve of $56,000 and a foreign exchange gain of $191,000. The changes in our operating assets consist of an increase in inventory of $25,000, decrease in contract manufacturer receivables of $399,000, decrease in prepaid expenses and other assets of $698,000, a decrease in accounts payable of $360,000, a decrease in other liabilities of $936,000, a decrease in accounts receivable of $534,000 and a decrease in restructuring reserve of $385,000. The decrease in prepaid expenses and other current assets is primarily due to the amortization of prepaid expense during the period. The decrease in the restructuring reserve is due to payments on lease obligations. The decrease in accounts receivable is due to a reduction of receivables from our customers. The decrease in other current liabilities is due to a reduction in payroll related accruals and other accruals. The decrease in accounts payable is due to the timing of payments to our suppliers.

         Cash provided by investing activities in the statement of cash flows was $2.1 million for the nine months ended March 31, 2005. We received $4.1 million in proceeds from the sale of marketable securities. We used $1.0 million to purchase marketable securities and $867,000 to pay the convertible note from the Stallion acquisition. We also used $87,000 to purchase property and equipment.

         Financing activities in the statement of cash flows provided $47,000 in the nine months ended March 31, 2005. We received $422,000 related to the purchase of common shares through option exercises and purchases through the employee stock purchase plan. We used $375,000 to pay down our bank loan.

         In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We were required to pay a $100,000 facility fee which was reduced to $62,500 and was paid. We are also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. Since establishing the line of credit, we have twice reduced the amount of the line, modified customary financial covenants and adjusted the interest rate to be charged on borrowings to the prime rate plus .50% and eliminated the LIBOR option. Effective July 25, 2003, we further modified this line of credit, reducing the revolving line to $5.0 million and adjusting the customary affirmative and negative covenants. We are also required to maintain certain financial ratios as defined in the agreement. The agreement has an annual revolving maturity date that renews on the effective date. The agreement was renewed on July 24, 2004, with an amendment to a financial ratio, and again on February 15, 2005 with an amendment to a covenant. We paid $12,500 and $1,000 in facility fees, respectively, for the renewals. Our total available cash under the credit line at March 31, 2005 was $2.7 million. In March 2004, we borrowed $500,000 against this line of credit. In October and December 2004 and March 2005, we made three $125,000 payments leaving an outstanding balance of $125,000 for the period ended March 31, 2005. Additionally, we have used letters of credit available under our line of credit totaling approximately $442,000 in place of cash to fund tax account deposits and security deposits. As a result, our available line of credit at March 31, 2005 was $2.2 million. Pursuant to the line of credit, we are restricted from paying any dividends.

The following table summarizes our contractual payment obligations and commitments (in thousands):

                            REMAINDER
                          OF FISCAL YEAR                              FISCAL YEARS
                              2005        2006          2007         2008         2009          TOTAL
                         ----------   ----------   ----------   ----------   ----------   ----------
Bank line of credit      $     125    $      --    $      --    $      --    $      --    $     125
Operating leases               272        1,099          724          577          605        3,277
                         ----------   ----------   ----------   ----------   ----------   ----------
Total                    $     397    $   1,099    $     724    $     577    $     605    $   3,402
                         ==========   ==========   ==========   ==========   ==========   ==========

         As of March 31, 2005, approximately $2.6 million of our tangible assets (primarily cash held in foreign subsidiary bank accounts) were held by subsidiaries outside the United States. Such assets are unrestricted with regard to foreign liquidity needs, however, our ability to utilize a portion of such assets to satisfy liquidity needs outside of such foreign locations are subject to approval by the foreign location board of directors. With the simplification of our foreign sales structure and closing of several offices and reduction of operations in Europe, our business has become simpler. We have significantly lower-cost operations and no longer perform many administrative functions in Europe, having transferred those activities to our Irvine, California, offices. As a result, the balances held in foreign accounts as of December 31, 2004 are greater than our needs, and we will begin to transfer portions of those cash balances to U.S. accounts during the fourth quarter of fiscal 2005.

         Our cash, cash equivalents and marketable securities balances decreased by $1.6 million, from $8.2 million at December 31, 2004, to $6.6 million at March 31, 2005. We refer to the sum of these components as "cash" for the purposes of discussing our cash usage and liquidity. During the fiscal year ended June 30, 2004, cash usage totaled $1.9 million. Cash usage increased to $3.0 million in the first fiscal quarter, which included payments for increased marketing and sales expenses to launch new product programs, repayment of a note of $867,000 related to the Stallion acquisition, audit payments and other costs. Cash usage decreased to $1.0 million in the second fiscal quarter.

         Throughout the quarter ended December 31, 2004, we reduced expenses from the levels of the first fiscal quarter, as part of a planned program. These activities have been ongoing, and in January 2005, we further cut back our staff to reduce operating costs. In the process, we realigned our international sales operations and have reduced our fixed costs in Japan and Europe. We also closed a small sales office in Milford, Connecticut. The cumulative effect of the reductions initiated in October 2004 through January 2005 is that we are lowering our operating costs to streamline operations and lower our cash breakeven point from the earlier revenue range of $14-15 million in quarterly revenues as an operating model, to approximately $13 million per quarter. This target is based upon a financial model, and we expect that actual expenses may vary in any quarter and thus, so would financial results impacting cash usage or profitability. Also, uses of cash to fund inventories, receivables and payables, will cause results to vary from the financial model.

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

         IF A MAJOR CUSTOMER CANCELS, REDUCES, OR DELAYS PURCHASES, OUR NET REVENUES MIGHT DECLINE AND OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         Our top five customers accounted for approximately 42.9% and 37.8% of our net revenues for the nine months ended March 31, 2005 and 2004, respectively. One customer, Ingram Micro, Inc., accounted for approximately 16.0% and 14.2% of our net revenues for the nine months ended March 31, 2005 and 2004, respectively. Another customer, Tech Data, accounted for approximately 11.2% and 8.4% of our net revenues for the nine months ended March 31, 2005 and 2004, respectively. Accounts receivable attributable to these two domestic customers accounted for approximately 7.6% and 12.9% of total accounts receivable at March 31, 2005 and June 30, 2004, respectively. The number and timing of sales to our distributors have been difficult for us to predict. While our distributors are customers in the sense they buy our products, they are also part of our product distribution system. To some extent, the business lost for some reason to a distributor would likely be replaced by sales to other customer/distributors in a reasonable period, rather than a total loss of that business such as from a customer who used our products in their business.

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

         IF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE NOT SUCCESSFUL, OUR NET REVENUES COULD DECLINE AND OUR BUSINESS COULD BE HARMED.

         For the nine months ended March 31, 2005, we incurred $5.0 million in research and development expenses, which comprised 13.8% of our net revenues. If we are unable to develop new products as a result of this effort, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development.

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

         UNDETECTED PRODUCT ERRORS OR DEFECTS COULD RESULT IN LOSS OF NET REVENUES, DELAYED MARKET ACCEPTANCE AND CLAIMS AGAINST US.

         We currently offer warranties ranging from ninety days to two years on each of our products. Our products could contain undetected errors or defects. If there is a product failure, we might have to replace all affected products without being able to book revenue for replacement units, or we may have to refund the purchase price for the units. Because of our recent introduction of our line of device servers, we do not have a long history with which to assess the risks of unexpected product failures or defects for this product line. Regardless of the amount of testing we undertake some errors might be discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of net revenues and claims against us. Significant product warranty claims against us could harm our business, reputation and financial results and cause the price of our stock to decline.

         WE PRIMARILY DEPEND ON FIVE THIRD-PARTY MANUFACTURERS TO MANUFACTURE SUBSTANTIALLY ALL OF OUR PRODUCTS, WHICH REDUCES OUR CONTROL OVER THE MANUFACTURING PROCESS. IF THESE MANUFACTURERS ARE UNABLE OR UNWILLING TO MANUFACTURE OUR PRODUCTS AT THE QUALITY AND QUANTITY WE REQUEST, OUR BUSINESS COULD BE HARMED AND OUR STOCK PRICE COULD DECLINE.

         We outsource substantially all of our manufacturing to five third-party manufacturers, Venture Electronics Services, Varian, Inc. (which was recently acquired by Jabil Circuit, Inc.), Irvine Electronics, Inc., Uni Precision Industrial Ltd., and Universal Scientific Industrial Company, LTD. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

         o reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

         o    lack of guaranteed production capacity or product supply; and

         o reliance on third-party manufacturers to maintain competitive manufacturing technologies.

         Our agreements with these manufacturers provide for services on a purchase order basis. If our manufacturers were to become unable or unwilling to continue to manufacture our products in required volumes, at acceptable quality, quantity, yields and costs, or in a timely manner, our business would be seriously harmed. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. For example, Jabil Circuit, Inc. acquired Varian, Inc. in March 2005 and have made a decision to close the facility that currently manufactures our product. We are in the process of transferring this production to another contract manufacturer. Moreover, as we shift products among third-party manufacturers, we may incur substantial expenses, risk material delays, or encounter other unexpected issues. For example, in the third quarter of fiscal 2003 we encountered product shortages related to the transition to a third-party manufacturer. This product shortage contributed to our net revenues falling below our publicly announced estimates.

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

         Net revenues from international sales represented 36.2% and 32.6% of net revenues for the nine months ended March 31, 2005 and 2004, respectively. Net revenues from Europe represented 27.0% and 22.9% of our net revenues for the nine months ended March 31, 2005 and 2004, respectively.

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

         THERE IS A RISK WE MAY BE UNABLE TO DISPOSE OF OUR INVENTORY.

         Our products and therefore our inventories are subject to technological risk. At any time, either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. As of March 31, 2005, our inventories, including raw materials, finished goods and inventory at distributors, were valued at $12.3 million and we had excess and obsolete inventory reserves of $5.8 million against these inventories. As of June 30, 2004, our inventories, including raw materials, finished goods and inventory at distributors were valued at $12.7 million and we had excess and obsolete inventory reserves of $6.0 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our reserves and our operating results could be substantially harmed.

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

INTEREST RATE RISK

         Our exposure to interest rate risk is limited to the exposure related to our cash, cash equivalents, marketable securities and our credit facilities, which is tied to market interest rates. As of March 31, 2005 and June 30, 2004, we had cash and cash equivalents of approximately $6.6 million and $9.1 million, respectively, which consisted of cash and short-term investments with original maturities of ninety days or less, both domestically and internationally. As of March 31, 2005 and June 30, 2004, we had marketable securities of approximately $0.0 and $3.1 million, respectively, consisting of obligations of municipal bonds. We believe our marketable securities will decline in value by an insignificant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

FOREIGN CURRENCY RISK

         Fluctuations in the Euro and other currencies could impact us as the operating results of our foreign subsidiaries are translated into U.S. dollars for our consolidation. We have not implemented a hedging strategy to reduce foreign currency risk. Our, financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. For the three months ended March 31, 2005 and 2004 we had foreign exchange losses of $172,000 and $46,000. Effective April 1, 2005, we changed our pricing to U.S. dollars for those customers that previously had Euro pricing in effect.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION OF DOCUMENT
------       -----------------------


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

Date: May 12, 2005                             LANTRONIX, INC.
                                               (Registrant)

                                               By: /s/ Marc H. Nussbaum
                                                   -----------------------------
                                                   MARC H. NUSSBAUM
                                                   CHIEF EXECUTIVE OFFICER
                                                   (PRINCIPAL EXECUTIVE OFFICER)



                                               By: /s/ James W. Kerrigan
                                                   -----------------------------
                                                   JAMES W. KERRIGAN
                                                   CHIEF FINANCIAL OFFICER
                                                   (PRINCIPAL FINANCIAL OFFICER)