Form 10-Q/A
period 2004-12-31
LANTRONIX INC
filed 2005-09-15
CIK 1114925

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q/A
                          Amendment No. 1 to Form 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________ TO ___________.

                         COMMISSION FILE NUMBER: 1-16027
                            ------------------------

                                 LANTRONIX, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                    33-0362767
   -----------------------                        -----------------
(State or other jurisdiction               (IRS Employer Identification No.)
     of incorporation)

       15353 Barranca Parkway
            Irvine, CA                                        92618
      ------------------------                          ------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (949) 453-3990
                    ----------------------------------------
              (Registrant's telephone number, including area code)
                                 --------------

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

PORTIONS AMENDED

         The Registrant hereby amends Part II - Item 4 contained in the Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2004, to provide information relating to the matters voted on by Registrant's shareholders at Registrant's annual meeting of shareholders held November 18, 2004. Except as set forth in Part II, Item 4 below, no other changes are made to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2004. As a result of this amendment, abbreviated certifications, originally filed as Exhibits 31.1 and 31.2 under Part II, Item 6, have been re-executed as of the date of this Amendment.


PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company's shareholders was held on November 18, 2004. The shareholders elected the following two Class I directors to hold office until the 2007 annual meeting and until their successors are elected and qualified:

                                                                            ------------------- -------------------------
                                                                            For                 Withheld
--------------------------------------------------------------------------- ------------------- -------------------------
H.K. Desai                                                                  46,031,911          6,406,100
--------------------------------------------------------------------------- ------------------- -------------------------
Howard G. Slayen                                                            51,492,027          945,984
--------------------------------------------------------------------------- ------------------- -------------------------

In addition, the shareholders approved the following proposals:

                                                      ----------------- ---------------- -------------- -----------------
                                                      For               Against          Abstain        Broker Non-votes
----------------------------------------------------- ----------------- ---------------- -------------- -----------------
To replenish the Lantronix, Inc. 2000 Employee        29,883,910        6,673,689        981,800        20,907,747
Stock Purchase Plan with 750,000 shares
----------------------------------------------------- ----------------- ---------------- -------------- -----------------
To declassify the board of directors                  51,465,919        957,487          14,605         6,009,135
----------------------------------------------------- ----------------- ---------------- -------------- -----------------
To ratify the appointment of Ernst & Young LLP to     51,777,974        348,237          311,800        6,009,135
serve as the Company's auditors for the fiscal year
ending June 30, 2005
----------------------------------------------------- ----------------- ---------------- -------------- -----------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2005                 LANTRONIX, INC.
                                         (Registrant)

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


Index to Exhibits

31.1 Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.