Form 10-K
period 2005-06-30
LANTRONIX INC
filed 2005-09-28
CIK 1114925

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-16027
                              --------------------

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

                                 (949) 453-3990
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                              --------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------              -----------------------------------------
COMMON STOCK, $0.0001 PAR VALUE               THE NASDAQ CAPITAL MARKET

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No |X|

         The aggregate market value of the registrant's Common Stock held by non-affiliates based upon the closing sales price of the common stock on December 31, 2004, as reported by the NASDAQ Capital Market, was approximately $28,408,000. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Securities and Exchange Commission and is as of December 31, 2004. This determination of affiliate status is not a conclusive determination for other purposes.

         As of September 14, 2005, there were 58,925,433 shares of the Registrant's common stock outstanding.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Lantronix, Inc. Annual Meeting of Stockholders scheduled to be held on November 15, 2005 are incorporated by reference into Part III of this Form 10-K.


                                                          LANTRONIX, INC.
                                                    ANNUAL REPORT ON FORM 10-K
                                              FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                                         TABLE OF CONTENTS
                                                                                                                              Page
                                                                                                                              ----
                                                              PART I

ITEM 1.     Business............................................................................................................4

ITEM 2.     Properties.........................................................................................................11

ITEM 3.     Legal Proceedings..................................................................................................12

ITEM 4.     Submission of Matters to a Vote of Security Holders................................................................12

                                                              PART II

ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Securities...........13

ITEM 6.     Selected Financial Data............................................................................................14

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..............................15

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.........................................................40

ITEM 8.     Financial Statements and Supplementary Data........................................................................40

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............................41

ITEM 9A.    Controls and Procedures............................................................................................41

ITEM 9B.    Other Information..................................................................................................43

                                                             PART III

ITEM 10.    Directors and Executive Officers of the Registrant.................................................................44

ITEM 11.    Executive Compensation.............................................................................................44

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.....................44

ITEM 13.    Certain Relationships and Related Transactions.....................................................................44

ITEM 14.    Principal Accountant Fees and Services.............................................................................44

                                                              PART IV

ITEM 15.    Exhibits and Financial Statement Schedules ........................................................................45

            Signatures.......................................................................................................II-3


                                                                2

                           FORWARD-LOOKING STATEMENTS

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. STATEMENTS THAT ARE NOT PURELY HISTORICAL SHOULD BE CONSIDERED FORWARD-LOOKING STATEMENTS. OFTEN THEY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS "INTEND," "MAY," "WILL," "COULD," "PROJECT," "ANTICIPATE," "EXPECT," "ESTIMATE," "CONTINUE," "POTENTIAL," "PLAN," "FORECASTS," AND THE LIKE. STATEMENTS CONCERNING CURRENT CONDITIONS MAY ALSO BE FORWARD-LOOKING IF THEY IMPLY A CONTINUATION OF CURRENT CONDITIONS. EXAMPLES OF FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING INDUSTRY TRENDS, ANTICIPATED DEMAND FOR OUR PRODUCTS, THE IMPACT OF PENDING LITIGATION, OUR OVERALL BUSINESS STRATEGY, MARKET ACCEPTANCE OF NEW PRODUCTS, FUTURE CUSTOMER AND SALES DEVELOPMENTS, MANUFACTURING FORECASTS, INCLUDING THE POTENTIAL BENEFITS OF OUR CONTRACT MANUFACTURERS SOURCING AND SUPPLYING RAW MATERIALS, THE SIGNIFICANT ROLE OF ORIGINAL EQUIPMENT MANUFACTURERS IN OUR BUSINESS, THE FUTURE COST AND POTENTIAL BENEFITS OF OUR RESEARCH AND DEVELOPMENT EFFORTS AND LIQUIDITY AND CASH RESOURCES FORECASTS.

         FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. READERS ARE URGED TO CAREFULLY REVIEW THE CAUTIONARY STATEMENTS MADE BY THE COMPANY IN THIS REPORT CONCERNING RISKS AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND OPERATING RESULTS, INCLUDING THOSE MADE IN THIS REPORT UNDER THE CAPTION "RISK FACTORS," AS WELL AS THE COMPANY'S OTHER REPORTS FILED WITH THE SEC. WE MAY FROM TIME TO TIME MAKE ADDITIONAL FORWARD-LOOKING STATEMENTS IN OUR FILINGS WITH THE SEC, IN OUR REPORTS TO OUR STOCKHOLDERS, AND ELSEWHERE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE DO NOT UNDERTAKE ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY US OR ON OUR BEHALF.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Lantronix, Inc. ("Lantronix" or "the Company") designs, develops and markets devices that make it possible to access, manage, control and configure electronic products over the Internet or other networks. We are a leader in providing innovative networking solutions. We were initially formed as "Lantronix," a California corporation, in June 1989. We reincorporated as "Lantronix, Inc.," a Delaware corporation in May 2000.

         We have a history of providing devices that enable information technology ("IT") equipment to network using standard protocols for connectivity, including fiber optic, Ethernet and wireless. Our first device was a terminal server that allowed "dumb" terminals to connect to a network. Building on the success of our terminal servers, in 1991 we introduced a complete line of print servers that enabled users to inexpensively share printers over a network. Since then, we have continually refined our core technology and have developed additional innovative networking solutions that expand upon the business of providing our customers network connectivity. With the expansion of networking and the Internet, our technology focus has been increasingly broader and has expanded beyond IT equipment, so that our device solutions provide a product manufacturer with the ability to network its products within the industrial, service and consumer markets.

         We provide three broad categories of products: "device networking solutions" that enable electronic products to be connected to a network; "IT management solutions" that enable multiple pieces of equipment, usually IT-related network hardware such as servers, routers, switches and similar pieces of equipment to be managed over a network; and "non-core" products and services that include visualization solutions, legacy print servers and other miscellaneous products. The expansion of our business in the future is directed at the first two of these categories, which comprise our "core" businesses of device networking and IT management solutions.

         Today, our solutions include fully integrated hardware and software devices, as well as software tools, to develop related customer applications. Because we deal with network connectivity, we provide solutions to extremely broad market segments, including industrial, retail, medical, commercial, financial, governmental, building automation, and many more. Our technology is used to provide networking capabilities to products such as medical equipment, manufacturing equipment, bar code scanners, building heating ventilation and air conditioning systems, elevators, process control equipment, vending machines, thermostats, security cameras, temperature sensors, card readers, point of sale terminals, time clocks, and virtually any product that has some form of standard data control capability.

         We sell our products through a global network of distributors, systems integrators, value-added resellers ("VARs"), manufacturers' representatives and original equipment manufacturers ("OEMs"). In addition, we sell directly to selected accounts.

         Our common stock is currently traded on The NASDAQ Capital Market under the symbol LTRX.

         Our worldwide headquarters is located in Irvine, California, and we have offices worldwide, including France and Hong Kong. We also have employees working from home offices in other areas of the world, including Germany, United Kingdom, France, Japan and the Netherlands. In September 2003, we closed our European administrative operations handled by our Switzerland office. Since then, European operations have been managed from our Irvine, California facility.

         We provide information regarding our company and our products on our Internet website, www.lantronix.com.

OUR STRATEGY

         Our business strategy is based on our proven capability to develop fully integrated networking solutions that increase the value of our customers' products by making it easy to take advantage of features that can be made available when these products are network-enabled. This strategy is accomplished by providing our customers with hardware and software that connects products and systems to a network and intelligently manages and controls them. With our 16 years of networking expertise, knowledge of industry trends and our capability to develop solutions based on open industry standards, we have been able to anticipate our customers' networking technology requirements and offer solutions that enable them to achieve their connectivity objectives. By providing a complete solution of hardware and integrated software, we have been able to provide "turnkey" solutions, eliminating the need for our customers to build expensive design and manufacturing expertise in-house. This results in savings to the customer both in terms of financial investment and time.

         Our solutions have enabled us to become a technology and industry leader. We focus on the following key areas:

         o Device Networking Solutions - We offer an array of embedded and external device networking solutions that enable integrators and manufacturers of electronic and electro-mechanical products to add network connectivity, manageability and control. Our customers' products originate from a wide variety of applications within the machine-to-machine ("M2M") market, from blood analyzers that relay critical patient information directly to a hospital's information system, to simple devices such as time clocks or audiovisual equipment, allowing the user to obtain information from these products and to improve how they are managed and controlled.

         o IT Management Solutions - We offer off-the-shelf appliances that enable IT professionals to remotely manage network infrastructure equipment and large groups of servers. Our terminal and console management products provide for the remote command and control of today's network infrastructure.

         o Non-core Businesses - Over the years, we have innovated or acquired various product lines that are no longer part of our primary, core markets described above. In general, these non-core businesses represent decreasing markets and we minimize research and development in these product lines. Included in this category are visualization solutions, legacy print servers, software and other miscellaneous products.

         Our strategy is to drive the product development and revenues of our core areas, device networking solutions and IT management solutions.

PRODUCTS

         DEVICE NETWORKING SOLUTIONS

         Device networking is the technology that enables connectivity within the broad market of M2M networking. We provide manufacturers, integrators and users with complete device networking solutions that include the technology required for products to be connected, managed and controlled over networks using standard protocols for connectivity, including fiber optic, Ethernet and wireless. As common, everyday products such as lighting, security and audiovisual systems leverage the power of network connectivity, manufacturers and users are realizing the benefits of networking. Our device networking solutions dramatically shorten a manufacturer's development time to implement network connectivity, provide competitive advantages with new features, and greatly reduce engineering and marketing risks. Our hardware solutions include large scale integration ("LSI") chips, embedded modules (completed circuit boards or intelligent connectors with electronic components and the necessary connectors and software that is mounted within a customer's product), and external hardware modules with single, multi- or wireless ports that can be connected to the customer's products typically by cables. Embedded and external hardware modules incorporate a real-time operating system and application software required to make the devices effective. We also offer application- and industry-specific solutions such as industrial device servers.

         Our device servers allow a wide range of equipment to be quickly network-enabled without the need for intermediary gateways, workstations or PCs. This distributed computing approach significantly improves reliability and up-time. Our device servers also eliminate the high cost of ownership associated with networking, which frequently would otherwise require using PCs and workstations to perform connectivity and remote management functions. Our device servers contain high-performance processors capable of not only controlling the attached device, but also of accumulating data and status. The accumulated data can then be formatted by the device server and presented to users via the built in web server, SNMP or e-mail. Device servers have a built-in HTTP server, making them easy to manage using any standard Web browser.

         In 2003, we introduced our XPort device server, which represents an improvement in technology and a reduction in physical size and price for this type of functionality. The thumb-sized XPort is a self-contained network communications server and miniaturized web server enclosed within a rugged RJ-45 connector package, which can be embedded in virtually any electronic product. Products incorporating XPort have their own IP address on a network and can be accessed from any web browser, including a wireless PC or Internet-enabled cell phone, from anywhere in the world. The XPort can serve up Internet-standard web pages, initiate e-mails for notifications or alerts, and run other applications as defined by the product manufacturer. XPort makes it simple for a product manufacturer to create network connectivity, because the XPort device includes a complete, integrated solution with a 10/100 Base-T Ethernet connection, a reliable and proven operating system, an embedded web server, flexible firmware, a full TCP/IP protocol stack, and optional 256-bit standards-based ("AES") encryption. The relatively low price of the XPort, and the speed and ease with which a manufacturer can design the device into its products, can make many products more attractive by cost-effectively providing network connectivity.

         In March 2004, we introduced WiPort, a wireless (and wired) embedded device server with substantially the same functionality as XPort, but with an
802.11 standard wireless configuration for embedded application in products and situations where a wired Ethernet environment is not available or practical. In August 2004, we introduced WiBox, an external wireless device server.

         IT MANAGEMENT SOLUTIONS

         Our IT management solutions provide IT professionals with the tools they need to remotely manage computers and associated systems. These solutions include console servers, digital remote keyboard, video, mouse ("KVM") servers, managed power distribution products and terminal servers.

         IT professionals use our solutions to monitor and run their systems to ensure the performance and availability of critical business information systems, network infrastructure and telecommunications equipment. The equipment our solutions manage includes routers, switches, servers, phone switches and public branch exchanges that are often located in remote or inaccessible locations.

         Our console servers provide system administrators and network managers a way to connect with their remote equipment through a universal interface called a console port, helping them work more efficiently without having to leave their desks or office. With remote access and system downtime, its impact on business is minimized. Our console servers provide IT professionals with peace-of-mind through extensive security features, and in some cases, provisions for dial-in access via modem. These solutions are provided in various configurations and can manage up to 48 devices from one console server. Our remote KVM products provide customers with the ability to extend traditional server keyboard, video, and mouse controls over long distances using standard IP networks.

         NON-CORE BUSINESSES: VISUALIZATION SOLUTIONS, PRINT SERVERS AND OTHER LEGACY PRODUCTS

         We offer visualization solutions that provide switching and optical extension of high performance video, audio, keyboard and mouse over long distances within a building or campus environment. Products include video display extenders, analog KVM extension systems and matrix hubs. Our analog remote KVM products provide a valuable solution for extending and sharing audio, video, keyboard and mouse signals among many users and over optical cable without loss of resolution. KVM products enable a single keyboard, monitor and mouse to be switched between multiple computers, providing immediate access and control from a single location. The customers for these devices typically are companies that need to isolate users from the core computing center for security reasons, or require high speed video sources to be shared among many users. Our visualization solutions can be found in government agencies and at customers involved with large scale simulation and display applications.

         Early in our business history, we provided external print servers that connect various printers to a network for shared printing tasks. Over the years, we have updated and continue to provide print servers that work with a myriad of operating systems and network configurations. The requirement for external print servers is decreasing, as printer manufacturers have incorporated networking hardware and software as part of many printers.

         We acquired a line of low-cost products which we market under the "Stallion" brand. Stallion products include a variety of network servers and a range of multi-port serial I/O cards. Various other small categories of our legacy business are included in this category, such as software revenues and other product lines we have discontinued or that are being de-emphasized.

          The following are approximate revenues for these product families for the periods indicated. Definitions of these families have been modified slightly from time to time, and the data has been revised to conform to the current definitions:

       PRODUCT FAMILY                  PRIMARY PRODUCT FUNCTION                  NET REVENUES FOR THE YEARS ENDED JUNE 30,
       --------------                  ------------------------                  -----------------------------------------
                                                                                  2005            2004            2003
                                                                                  ----            ----            ----
Device networking solutions         Enable electronic products to                $ 30.0          $ 27.5          $ 24.5
                                    become network enabled.

IT management solutions             Allow the user to control                    $ 12.3          $ 12.6          $ 13.1
                                    equipment by way of a network
                                    using a wide range of protocols.
                                    This category includes console
                                    servers and remote digital KVM.

Non-core products                   Includes visualization solutions,            $  6.2          $  8.8          $ 11.8
                                    legacy print servers, software
                                    and other miscellaneous products.

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

CUSTOMERS

         DISTRIBUTORS

         Our principal customers are our distributors, which account for the largest percentage of our net revenues. Distributors resell our products to a wide variety of end customers, including consumers, corporate customers and VARs. We sell to a group of ten major distributors, some of which operate from multiple warehouses. Our major distributors in the U.S. include: Ingram Micro, Tech Data, KMJ Communications, Symmetry Electronics and Arrow Electronics, Inc. In Europe, we distribute to the following major distributors: transtec AG (a related party due to common ownership by our largest stockholder), Sphinx Computer Vertriebs GmbH, Jade Communications, LTD, Astradis Elecktronik GmbH and Atlantik Systems GmbH.

         OEM MANUFACTURERS

         We have established a broad range of OEM customers in various industries, such as industrial automation, medical, security, building automation, consumer and audiovisual. Our OEM customers typically lack the expertise or resources to develop hardware and software required to introduce network solutions to their end users in a timely manner. To shorten the development cycle and add network connectivity to a product, OEMs can use our external devices to network-enable their installed base of products, while board-level embedded modules are typically used in new product designs. Our capabilities and solutions enable OEMs to focus on their core competencies, resulting in reduced research and development costs, fewer integration problems and faster time to market.

         END USER BUSINESSES

         We have a broad range of end user customers in various vertical markets such as retail, universities/education, manufacturing, healthcare/hospitals and financial/banking. End user businesses require solutions that are simple to install, set up and operate, and can provide immediate results. Generally, these customers need to connect to a diverse range of products and equipment, without modifying existing software and systems.

         Our external device solutions enable end users to quickly, securely and easily connect their devices and equipment to networks, extending the life of existing investments. We provide a number of support services including telephone-based sales and technical support as well as a wide array of Internet-based resources. In many cases, the customer simply has to call in to obtain assistance in identifying which networking device would be most appropriate for their need. After buying the devices from us or one of our distributors, a customer often only has to plug a cable from their device to our external device, and then plug our device into their network.

SALES AND MARKETING

         We maintain both an inside and a field sales force to provide management and support to our worldwide network of selling partners. Over the past several years, we have transitioned to and continued to expand to an indirect sales model, using manufacturers' representatives, VARs and other resellers throughout the world. We develop marketing programs, products, tools and services specifically geared to meet the needs of our targeted customers. Our sales and marketing force consisted of the following numbers of employees at the end of the periods indicated:

                                                      Years Ended June 30,
                                                  2005        2004         2003
                                                  ----        ----         ----
Sales and marketing                                 56          82           83
                                             ==========  ==========  ===========

         We believe that our multi-channel approach provides several advantages. We can engage the customers and end users through their channel of choice, making our solutions available from a variety of sources.

         Our device networking solutions are principally sold to manufacturers by our worldwide OEM sales force and our group of manufacturers' representatives. We have continued to expand our use of manufacturers' representatives and other resellers, leveraging their established relationships to bring our device networking solutions to a greater number of customers within the OEM market.

         We market and sell our IT management solutions and select external device networking solutions through information technology resellers, industry-specific system integrators, VARs and directly to end user organizations. Resellers and integrators will often obtain our products through distributors. These distributors supply our products to a broad range of VARs, system integrators, direct marketers, government resellers and e-commerce resellers. In turn, these distributor customers market, sell, install and, in most cases, support our solutions to the end users. We are continuing to expand our use of cost-effective, indirect sales channels.

          Net revenues generated from sales in the Americas, Europe and other geographic areas including Asia and Japan for the periods indicated were as follows (in thousands):

                                                              Years Ended June 30,
                                      2005                           2004                        2003
                                      ----                           ----                        ----

Americas                       $    31,162          64.3%    $    33,847        69.3%   $    37,391         75.7%
Europe                              13,213          27.2%         11,252        23.0%        10,366         21.0%
Other                                4,127           8.5%          3,786         7.7%         1,632          3.3%
                               -----------    ------------   -----------   -----------  -----------   ------------
     Total net revenues        $    48,502           100%    $    48,885         100%   $    49,389          100%
                               ===========    ============   ===========   ===========  ===========   ============


         Information concerning our sales by geographic region can be found in
Part IV, Item 15 of this Form 10-K and is presented in footnote 15. Please see "Risk Factors" below for a discussion of the risks associated with foreign sales.

MANUFACTURING

         A key element of our operations strategy is to outsource manufacturing to produce reliable, high quality products at competitive prices and to achieve on-time delivery to our customers. This practice enables us to concentrate our resources on design, engineering and marketing.

          We utilize contract manufacturers located in the U.S., China, Malaysia and Taiwan. Our contract manufacturers source raw materials, components and integrated circuits, in accordance with our pre-determined specifications and forecasts, and perform printed circuit board assembly, final assembly, functional testing and quality control. We believe this arrangement decreases our working capital requirements and provides better raw material and component pricing, enhancing our gross margins and operating margins. Please see "Risk Factors" below for a discussion of the risks associated with contract manufacturing.

RESEARCH AND DEVELOPMENT

         Our research and development efforts are focused on the development of technology and products that will enhance our competitive position in the markets we serve. Products are developed in-house and through outside research and development resources. Our number of employees at the end of the periods indicated and expenses in our research and development organization for the periods indicated were as follows:

                                                 Years Ended June 30,
                                       (in thousands except number of employees)
                                           2005          2004           2003
                                           ----          ----           ----
Number of employees                            37            60             27
                                       ===========   ===========    ===========

Research and development expenses      $    6,314    $    7,813     $    9,430
                                       ===========   ===========    ===========

INDUSTRY PARTNERS

         In keeping with our business strategy, we have engaged or participated, with a portfolio of partners, consortia and standards committees in an effort to provide the most complete networking solutions to our customers.

DEVELOPER RELATIONS

         Recruiting, informing and participating with third-party developers is an integral part of our ongoing strategy. We encourage, enable and support others in the development of vertical applications using our hardware, firmware and software products. With their help and investment in creating additional applications and markets for our products, we improve our ability to secure a defensible market position and loyal customers.

COMPETITION

         The markets in which we compete are dynamic and highly competitive. As these markets grow and develop, we expect competition to intensify. Our current and potential competitors include the following:

         o companies with network-enabling technologies, such as Avocent, Echelon, Moxa, Digi International, Cyclades, Freescale Semiconductor (a spin-off of Motorola), Quatech, Wind River, Rabbit (acquired by Digi International in May 2005), MRV (formerly known as iTouch), Rose Electronics, Raritan, Equinox and Zilog;

         o companies with equipment for IT management solutions, such as Cyclades, Moxa, Digi International, Sena, Logical Solutions, Cisco Systems, MRV, DPAC Technologies, Open Gear and Perle;

         o companies with significant networking expertise and research and development resources, including Cisco Systems, IBM and Lucent Technologies.

         The principal competitive factors that affect the market for our products are:

         o product quality, technological innovation, compatibility with standards and protocols, reliability, functionality, ease of use and compatibility;

         o        product pricing; and

         o potential customers' awareness and perception of our products and of network-enabling technologies.

 INTELLECTUAL PROPERTY RIGHTS

         We have developed proprietary methodologies, tools, processes and software in connection with delivering our services. We have not historically relied on patents to protect our proprietary rights, although we have recently begun to build a patent portfolio. We have historically relied on a combination of copyright, trademark, trade secret laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights.

          Gordian, Inc. ("Gordian") developed certain intellectual property used in our micro serial server line of products. These products represented and continue to represent a significant portion of our net revenues. An agreement with Gordian gives us joint ownership of the Gordian intellectual property that is embodied in the products Gordian designed for us.

UNITED STATES AND FOREIGN GOVERNMENT REGULATION

         Many of our products and the industries in which they are used are subject to federal, state or local regulation in the U.S. In addition, our products are exported worldwide. Therefore, we are subject to the regulation of foreign governments. For example, wireless communication is highly regulated in both the U.S. and elsewhere. Some of our products employ encryption technology; the export of some encryption software is restricted. At this time our activities comply with existing laws, but we cannot determine whether future, more restrictive laws, if enacted, would adversely affect us. Please see "Risk Factors" below for risks associated with foreign operations.

EMPLOYEES

         We have never experienced a work stoppage, none of our employees are currently represented by a labor union, and we consider our employee relations to be good. The functional distribution of the number of part-and full-time employees that we had as of June 30, 2005 was as follows:

                                                    Year Ended June 30,
                                                                   2005
                                                           -------------

Research and development                                             37
Sales and marketing                                                  56
Operations                                                           24
General and administrative                                           27
                                                           -------------
Total                                                               144
                                                           =============

BACKLOG

         Normally, we manufacture our products in advance of receiving firm product orders from our customers based upon our forecasts of worldwide customer demand. Most customer orders are placed on an as-needed basis and may be canceled or rescheduled by the customer without significant penalty. Accordingly, backlog as of any particular date is not necessarily indicative of our future sales. Because most of our business is on an as-needed basis and varies slightly, only because of short-term customer requests, we do not rely on backlog as a metric of our operations. We have no customer orders extending more than several months into the future.

AVAILABLE INFORMATION

          Our annual report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge on our website at www.lantronix.com shortly after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. We assume no obligation to update or revise forward looking statements in this annual report, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists the names, ages and positions held by all our executive officers as of August 31, 2005. There are no family relationships between any director or executive officer and any other director or executive officer of Lantronix. Executive officers serve at the discretion of the Board of Directors.

Name                                 Age   Position
----                                 ---   --------

Marc Nussbaum                         49   President and Chief Executive Officer
James Kerrigan                        69   Chief Financial Officer and Secretary

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

         JAMES KERRIGAN has served as our Chief Financial Officer since May 2002 (on an Interim basis until February 2003) and as Secretary since July 2005. From March 2000 to October 2000, he was Chief Financial Officer of Motiva, a privately-owned company that developed, marketed and sold collaboration software systems. From January 1998 to February 1999, he was Chief Financial Officer of Who?Vision Systems, Inc., an incubator company that developed biometric fingerprint devices and software. From April 1995 to March 1997, Mr. Kerrigan was Chief Financial Officer of Artios, Inc., a privately-owned company that designs, manufactures, and sells prototyping hardware and software to the packaging industry. Previously, Mr. Kerrigan has served as chief financial officer for other larger, public companies. He has a BS degree in engineering and a MBA degree from Northwestern University.

ITEM 2.    PROPERTIES

         We lease a building in Irvine, California, that comprises our corporate headquarters and includes administration, sales, marketing, research and development, warehouse and order fulfillment functions. We have smaller sales offices in France and Hong Kong. Our leased facilities comprise an aggregate of approximately 55,000 square feet of which our Irvine facility represents the majority.

         During the fiscal year ended June 30, 2005, we closed and vacated leased, sales offices in Milford, Connecticut; Munich, Germany; and Tokyo, Japan. We also negotiated and extended our lease for our Irvine facility until July 2010. During fiscal 2004, we completed facility and organizational restructuring activities that we began in fiscal 2003. In September 2003, we ceased operational activities in Cham, Switzerland, the headquarters of Lantronix International AG, which is our wholly owned subsidiary. We now support international sales and shipping from our Irvine, California headquarters. In March 2004, we sold our Premise software unit and closed our Redmond, Washington, facility. We continue to make payments on our lease obligations for facilities we no longer occupy, including our facilities located in Naperville, Illinois (lease terminating February 2007); Hillsboro, Oregon (lease terminated August 2005); and Ames, Iowa (lease terminating February 2007). The remaining liability for these lease obligations is included in our restructuring reserve at June 30, 2005.

          We believe our existing facilities are adequate to meet our needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS

         The legal proceedings as required by this item are incorporated by reference from Part IV, Item 15 of this Form 10-K and are presented under footnote 12 to our notes to consolidated financial statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth fiscal quarter for the year ended June 30, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

PRICE RANGE OF COMMON STOCK

         Our common stock was traded on The NASDAQ National Market under the symbol "LTRX" from our initial public offering on August 4, 2000 through October 22, 2002. On October 23, 2002 our listing was changed to The NASDAQ Capital Market. The number of holders of record of our common stock as of August 15, 2005 was approximately 87. The following table sets forth, for the periods indicated, the high and low per share closing prices for our common stock:

Fiscal Year 2004                    High             Low
----------------                    ----             ---

First Quarter                      $1.41           $0.78
Second Quarter                      1.32            0.89
Third Quarter                       1.86            1.06
Fourth Quarter                      2.09            1.18

Fiscal Year 2005                    High             Low
----------------                    ----             ---

First Quarter                      $1.25           $0.99
Second Quarter                      1.24            0.85
Third Quarter                       1.85            1.08
Fourth Quarter                      1.80            1.24

         We believe that a number of factors, including but not limited to quarterly fluctuations in results of operations, may cause the market price of our common stock to fluctuate significantly. See Part II, Item 7 of this Form 10-K.

DIVIDEND POLICY

         We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we intend to retain any future earnings for use in the expansion of our business and for general corporate purposes.

EQUITY COMPENSATION PLANS

         The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K. Item 12 of this Annual Report on Form 10-K incorporates by reference the information contained in the sections captioned "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Lantronix definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 15, 2005 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2005.

RECENT SALES OF UNREGISTERED SECURITIES

         We have not issued unregistered securities since July 1, 2003. Also, we did not repurchase any of our common stock during the fourth fiscal quarter of 2005.

ITEM 6.     SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below. In March 2004, we completed the sale of our Premise business unit that was originally purchased in January 2002. Accordingly, the information set forth in the table below reflects the Premise business unit as a discontinued operation. The consolidated statements of operations data for the fiscal years ended June 30, 2005, 2004 and 2003 and the balance sheet data as of June 30, 2005 and 2004, are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the fiscal years ended June 30, 2002 and 2001, and the balance sheet data as of June 30, 2003, 2002 and 2001, are derived from the audited consolidated financial statements not included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for future periods.

                                                                                     YEARS ENDED JUNE 30,
                                                                                     --------------------
                                                                 2005           2004           2003           2002          2001
                                                              ---------      ---------      ---------      ---------     ---------
Net revenues                                                  $  48,502      $  48,885      $  49,389      $  57,591     $  48,972
Cost of revenues                                                 24,326         25,026         36,264         40,281        24,530
                                                              ---------      ---------      ---------      ---------     ---------
Gross profit                                                     24,176         23,859         13,125         17,310        24,442
                                                              ---------      ---------      ---------      ---------     ---------
Operating expenses:
     Selling, general and administrative                         24,610         23,293         28,660         40,538        23,998
     Research and development                                     6,314          7,813          9,430          8,680         4,478
     Stock-based compensation                                       171            347          1,453          2,863         3,019
     Amortization of purchased intangible assets                     65            148            602            960         1,490
     Impairment of goodwill and purchased intangible assets          --             --          2,353         50,445            --
     Restructuring (recovery) charges                                --         (2,093)         5,600          3,473            --
     Litigation settlement costs                                     --             --          1,533          1,912            --
     In-process research and development                             --             --             --             --         2,596
                                                              ---------      ---------      ---------      ---------     ---------
Total operating expenses                                         31,160         29,508         49,631        108,871        35,581
Loss from operations                                             (6,984)        (5,649)       (36,506)       (91,561)      (11,139)
Interest income (expense), net                                      (20)            50            248          1,548         2,182
Other income (expense), net                                         173         (5,333)          (926)          (760)         (167)
                                                              ---------      ---------      ---------      ---------     ---------
Loss before income taxes and cumulative
effect of accounting changes                                     (6,831)       (10,932)       (37,184)       (90,773)       (9,124)
Provision (benefit) for income taxes                                229           (325)           250         (6,665)       (1,876)
                                                              ---------      ---------      ---------      ---------     ---------
Loss from continuing operations                                  (7,060)       (10,607)       (37,434)       (84,108)       (7,248)
Income (loss) from discontinued operations                           56         (5,047)       (10,115)        (3,444)           --
                                                              ---------      ---------      ---------      ---------     ---------
Loss before cumulative effect of accounting changes              (7,004)       (15,654)       (47,549)       (87,552)       (7,248)
Cumulative effect of accounting changes
     Change in revenue recognition policy,
     net of income tax benefit of $176                               --             --             --             --          (597)
     Adoption of new accounting standard SFAS No. 142                --             --             --         (5,905)           --
                                                              ---------      ---------      ---------      ---------     ---------
Net loss                                                      $  (7,004)     $ (15,654)     $ (47,549)     $ (93,457)    $  (7,845)
                                                              =========      =========      =========      =========     =========
Basic and diluted loss per share from continuing
operations before cumulative effect of accounting changes     $   (0.12)     $   (0.19)     $   (0.69)     $   (1.63)    $   (0.19)
Income (loss) from discontinued operations                           --          (0.09)         (0.19)         (0.07)           --
                                                              ---------      ---------      ---------      ---------     ---------
Loss before cumulative effect of accounting changes               (0.12)         (0.28)         (0.88)         (1.70)        (0.19)
Cumulative effect of accounting changes per share
     Change in revenue recognition policy,
     net of income tax benefit of $176                               --             --             --             --         (0.02)
     Adoption of new accounting standard SFAS No. 142                --             --             --          (0.12)           --
                                                              ---------      ---------      ---------      ---------     ---------
Basic and diluted net loss per share                          $   (0.12)     $   (0.28)     $   (0.88)     $   (1.82)    $   (0.21)
                                                              =========      =========      =========      =========     =========

Weighted average shares (basic and diluted)                      58,202         56,862         54,329         51,403        36,946
                                                              =========      =========      =========      =========     =========

                                                                                           AS OF JUNE 30,
CONSOLIDATED BALANCE SHEET DATA                                  2005           2004           2003           2002          2001
                                                              ---------      ---------      ---------      ---------     ---------
Cash and cash equivalents                                     $   6,690      $   9,128      $   7,328      $  26,491     $  15,367
Marketable securities                                                85          3,050          6,750          6,963         1,973
Working capital                                                   7,693         12,087         17,312         40,317        36,963
Goodwill, net                                                     9,488          9,488          9,488          7,218        42,273
Purchased intangible assets, net                                    559          2,056          4,275         11,891        13,328
Total assets                                                     30,117         37,250         54,947        103,812       116,861
Long-term obligations                                                51             --            867          1,000            --
(Accumulated deficit) retained earnings                        (163,082)      (156,078)      (140,242)       (92,875)          582
Total stockholders' equity                                       18,468         24,791         37,717         82,157        99,496

                                                                14

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

OVERVIEW

         We design, develop and market devices that make it possible to access, manage, control and configure electronic devices over the Internet and other networks. We are a leader in providing innovative networking solutions. We were initially formed as "Lantronix," a California corporation, in June 1989. We reincorporated as "Lantronix, Inc.," a Delaware corporation in May 2000. Our products are sold to distributors, OEMs, VARs, and systems integrators, as well as directly to end users.

CHANGES TO PREVIOUSLY ANNOUNCED FISCAL 2005 FOURTH QUARTER AND ANNUAL RESULTS AND PREVIOUSLY REPORTED FIRST, SECOND AND THIRD QUARTERS OF FISCAL 2005

         Subsequent to the September 8, 2005 announcement of our preliminary fourth quarter and full fiscal year results for 2005, we have made certain adjustments to our announced results. Having fully reviewed the impact of accounting adjustments recorded in fiscal 2005, we have restated our consolidated financial statements for the first, second and third quarters of fiscal 2005 to (i) reduce our accrued professional fees and other accrued liabilities by reducing selling, general and administrative expenses and (ii) reduce amounts previously recorded as stock-based compensation related to a stock option grant to a terminated employee. The effect of these and other adjustments modifies the net loss of $15,000 announced on September 8, 2005 for the fourth fiscal quarter of 2005, to a net loss of $549,000 for that quarter. The impact of these adjustments is reflected in Note 16, "Quarterly Financial Data (Unaudited)," to our consolidated financial statements. We have determined that the effect of these adjustments on the first, second and third fiscal quarter of 2005 is immaterial and we do not intend to file amended Forms 10-Q for these periods. The adjustments had an immaterial effect on our consolidated balance sheets at the end of each of the adjusted periods and had no impact on net revenues or operating cash flows for those periods. In addition, we evaluated whether any of the adjustments impacted our prior year consolidated financial statements and determined that they (i) did not impact the prior year periods or (ii) were immaterial to the prior year periods.

         Further information on the nature and impact of these adjustments to fiscal year 2005 as well as the impact to our quarterly financial information for fiscal 2005 is provided in Note 16, "Quarterly Financial Data (Unaudited)," to our consolidated financial statements and Item 9A "Controls and Procedures".

FISCAL YEAR 2005 FINANCIAL HIGHLIGHTS AND OTHER INFORMATION

          In March 2004, we sold substantially all of the net assets of our Premise business unit. The Company's consolidated financial statements have been presented to reflect Premise as a discontinued operation for all periods presented.

         A summary of the key factors and significant events which impacted our financial performance during the fiscal year ended June 30, 2005 are as follows:

         o Net revenues of $48.5 million for the fiscal year ended June 30, 2005 decreased by $383,000 or 0.8%, from the $48.9 million reported during the fiscal year ended June 30, 2004. While fiscal 2005 revenues decreased by 1.7% and 30.1% in our IT management and non-core product lines, respectively, revenues increased 9.1% in our device networking product line.

         o Gross profit as a percentage of net revenues was 49.8% for the fiscal year ended June 30 2005, increasing 1.0% from the 48.8% reported in the fiscal year ended June 30, 2004. The improvement in gross profit is primarily due to a decrease in the amortization of purchased intangible assets and a reduction in product warranty reserves to reflect a decrease in our product return rates.

         o Loss from operations as a percentage of net revenues was 14.4% for the fiscal year ended June 30, 2005 compared to 11.6% in the fiscal year ended June 30, 2004.

         o Net loss of $7.0 million, or $0.12 per diluted share in the fiscal year ended June 30, 2005, improved from a loss of $15.7 million, or $0.28 per diluted share, in the fiscal year ended June 30, 2004.

         o Cash, cash equivalents and marketable securities declined from $12.2 million as of June 30, 2004, to $6.8 million as of June 30, 2005. Cash decreased primarily to fund operations for the fiscal year ended June 30, 2005 and to repay notes that became due during the fiscal year. Notable for the fiscal year was that for the fourth fiscal quarter ended June 30, 2005, the net balance for cash, cash equivalents and marketable securities increased by $200,000 from the beginning of that period.

         o Accounts receivable was $2.6 million as of June 30, 2005, compared to $3.2 million at June 30, 2004. Days sales outstanding (DSO) in receivables as of June 30, 2005 decreased to 22.2 days from 26.4 days as of June 30, 2004. Our accounts receivable and DSO are primarily affected by the linearity of shipments within the year, our collections performance and the fact that revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors). There can be no assurance that we will be able to maintain our DSO ratios consistent with historical trends and DSO ratios may increase in the future.

         o Inventories were $6.8 million as of June 30, 2005, compared to $6.7 million as of June 30, 2004. Our annualized inventory turns in fiscal 2005 of 3.6 turns declined from the 3.9 turns in fiscal 2004.

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the U.S. requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to net revenues, allowances for doubtful accounts, sales returns and allowances, inventory valuation, valuation of deferred income taxes, goodwill and purchased intangible asset valuations, warranty reserves, restructuring costs, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

         We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

         REVENUE RECOGNITION

         We do not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. However, a significant portion of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. Recognition of revenue and related cost of revenues from sales to distributors are deferred until the distributor resells the product. Net revenue from certain smaller distributors for which point-of-sale information is not available, is recognized approximately one month after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end user.

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

         Our products typically carry a one-to two-year warranty. In addition, certain products that were sold prior to August 2003 carry a five-year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, we sell extended warranty services, which extend the warranty period for an additional one to three years, depending upon the product. Warranty revenue is recognized evenly over the warranty service period.

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

         If our sales forecast is less than the inventory we have on hand at the end of an accounting period, we may be required to take excess and obsolete inventory charges, which will decrease gross margin and net operating results for that period.

         VALUATION OF DEFERRED INCOME TAXES

         We have recorded a valuation allowance to reduce our net deferred tax assets to zero, primarily due to historical net operating losses and uncertainty of generating future taxable income. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that it is more likely than not that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance that would be reflected as an income tax benefit at that time.

         GOODWILL AND PURCHASED INTANGIBLE ASSETS

         The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development. The amounts and useful lives assigned to intangible assets impact future amortization. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

         We perform goodwill impairment tests on an annual basis, and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill impairment testing requires us to compare the fair value of each reporting unit to its carrying amount, including goodwill, and record an impairment charge if the carrying amount of a reporting unit exceeds its estimated fair value. The determination of a reporting unit's fair value requires significant judgment and is based on management's best estimate, which generally considers the unit's expected future earnings. If actual results are not consistent with our assumptions and judgments used in estimating fair value, we may be exposed to additional goodwill impairment losses. As of June 30, 2005, we have $9.5 million of goodwill reflected in our consolidated balance sheet.

         We evaluate purchased intangible assets when indicators of impairment, such as reductions in demand or significant economic slowdowns, are present. Reviews are performed to determine whether the carrying values of these assets are impaired based on a comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the expected future cash flows using a discount rate based upon our weighted average cost of capital is used to estimate the fair value of the assets. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic lives of the products and technologies, or both, could differ from those used to assess the recoverability of our purchased intangible assets. In the event they are lower, additional impairment charges or shortened useful lives of certain purchased intangible assets could be required. As of June 30, 2005, we have approximately $559,000 of purchased intangible assets reflected in our consolidated balance sheet.

         SETTLEMENT COSTS

         From time to time, we are involved in legal actions arising in the ordinary course of business. We cannot assure you that these actions or other third party assertions against us will be resolved without costly litigation, or in a manner that is not adverse to our financial position, results of operations or cash flows. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. There are many uncertainties associated with any litigation. If our initial assessments regarding the merits of a claim prove to be wrong, our results of operations and financial condition could be materially and adversely affected. In addition, if further information becomes available that causes us to determine a loss in any of our pending litigation, it is probable and we can reasonably estimate a range of loss associated with such litigation, then we would record at least the minimum estimated liability. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs or recover amounts previously recorded. Generally, legal expenses billed directly to us are expensed as incurred. Legal expenses covered by an insurance policy have been recorded and paid as incurred; reimbursement of legal expenses from insurance or other sources are recorded upon receipt. This practice was modified in May 2005, when a new insurance carrier became responsible for certain legal expenses related to our stockholder lawsuits. Since May 2005, the new insurance carrier receives invoices from attorneys and reviews and pays these invoices on our behalf directly. Invoices related to stockholder litigation that are unpaid as of June 30, 2005 have been recorded as a liability, with a receivable from insurance to offset that liability. Litigation settlement costs have generally been recognized as a liability, with a receivable from insurance to offset that liability until the settlement is paid by the insurance company.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB 43, Chapter 4" ("SFAS 151"). This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between Generally Accepted Accounting Principles ("GAAP") in the U.S. and accounting principles developed by the International Accounting Standards Board ("IASB"). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and spoilage costs should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. Management does not expect the adoption of SFAS 151 to have a material impact on our financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R"), which is a revision to SFAS No. 123 Accounting for Stock-Based Compensation ("SFAS 123"), and which supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R established the accounting treatment for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R requires the Company to value the share-based compensation based on the classification of the share-based award. If the share-based award is to be classified as a liability, the Company must re-measure the award at each balance sheet date until the award is settled. If the share-based award is to be classified as equity, the Company will measure the value of the share-based award on the date of grant but the award will not be re-measured at each balance sheet date. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services". SFAS 123R is effective for public companies that do not file as small business issuers no later than the beginning of the first fiscal year beginning after June 15, 2005. All public companies must use either the modified prospective or modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity classified awards that were granted prior to the effective date should continue to be accounted for in accordance to SFAS 123 except that the amounts must be recognized in the statement of operations. Under the modified retrospective method, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect SFAS 123 amounts in the statement of operations. We expect to adopt SFAS 123R under the modified prospective method. The adoption of SFAS 123R will have a significant impact on our reported results of operations, although it will not have a significant impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because that will depend on the fair value and number of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma loss per share in Part IV, Item 15 of this Form 10-K and are presented under footnote 1.

         In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes," and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements." We will adopt the provisions of SFAS 154 in fiscal 2007 consolidated financial statements. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on our consolidated financial statements.

         Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

         The following discussion of results of operations includes discussion of continuing operations only. Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform with current year presentation.

CONSOLIDATED RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our consolidated statements of operations:

                                                                       YEARS ENDED JUNE 30,
                                                                 2005           2004            2003
                                                             -----------   -------------   -------------

Net revenues                                                     100.0%          100.0%          100.0%
Cost of revenues                                                  50.2%           51.2%           73.4%
                                                             -----------   -------------   -------------

Gross Profit                                                      49.8%           48.8%           26.6%
                                                             -----------   -------------   -------------
Operating Expenses:
      Selling, general and adminstrative                          50.7%           47.6%           58.0%
      Research and development                                    13.0%           16.0%           19.1%
      Stock-based compensation                                     0.4%            0.7%            2.9%
      Amortization of purchased intangible assets                  0.1%            0.3%            1.2%
      Impairment of goodwill and purchased intangible assets       0.0%            0.0%            4.8%
      Restructuring (recovery) charges                             0.0%           (4.3%)          11.3%
      Litigation settlement costs                                  0.0%            0.0%            3.1%
                                                             -----------   -------------   -------------

Total operating expenses                                          64.2%           60.4%          100.5%
                                                             -----------   -------------   -------------

Loss from operations                                             (14.4%)         (11.6%)         (73.9%)
Interest income (expense), net                                     0.0%            0.1%            0.5%
Other income (expense), net                                        0.4%          (10.9%)          (1.9%)
                                                             -----------   -------------   -------------

Loss before income taxes                                         (14.0%)         (22.4%)         (75.3%)
Provision (benefit) for income taxes                               0.5%           (0.7%)           0.5%
                                                             -----------   -------------   -------------
Loss from continuing operations                                  (14.5%)         (21.7%)         (75.8%)
                                                             -----------   -------------   -------------
Income (loss) from discontinued operations                         0.1%          (10.3%)         (20.5%)
                                                             -----------   -------------   -------------
Net loss                                                         (14.4%)         (32.0%)         (96.3%)
                                                             ===========   =============   =============

COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2005 AND 2004

         NET REVENUES BY PRODUCT CATEGORY (IN THOUSANDS EXCEPT PERCENTAGES)

                                                                YEARS ENDED JUNE 30,
                                                  % OF NET                      % OF NET        $              %
PRODUCT CATEGORIES                   2005         REVENUE         2004          REVENUE      VARIANCE       VARIANCE
------------------               ------------  ------------  -------------   ------------  ------------   -----------

Device networking                $    29,979         61.9%   $     27,481          56.2%   $     2,498          9.1%
IT management                         12,341         25.4%         12,555          25.7%          (214)        (1.7%)
Non-core                               6,182         12.7%          8,849          18.1%        (2,667)       (30.1%)
                                 ------------  ------------  -------------   ------------  ------------   -----------
Total                            $    48,502        100.0%   $     48,885         100.0%   $      (383)        (0.8%)
                                 ============  ============  =============   ============  ============   ===========


         The decrease for the fiscal year ended June 30, 2005, is primarily attributable to a decrease in net revenue from our non-core products and, to a lesser extent, our IT management, offset by an increase in our device networking products. Our increase in device networking products is primarily due to volume increases. The decrease in our non-core product net revenues is primarily due to a decrease in our print server, visualization and other products. We are no longer investing in the development of these product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in device networking and IT management products.

          NET REVENUES BY REGION (IN THOUSANDS EXCEPT PERCENTAGES)

                                                                 YEARS ENDED JUNE 30,
                                                  % OF NET                      % OF NET        $              %
GEOGRAPHIC REGION                       2005      REVENUE            2004       REVENUE      VARIANCE       VARIANCE
-----------------                       ----      -------            ----       -------      --------       --------

Americas                         $    31,162         64.3%   $     33,847          69.3%   $    (2,685)        (7.9%)
Europe                                13,213         27.2%         11,252          23.0%         1,961         17.4%
Other                                  4,127          8.5%          3,786           7.7%           341          9.0%
                                 ------------  ------------  -------------   ------------  ------------   -----------
Total                            $    48,502        100.0%   $     48,885         100.0%   $      (383)        (0.8%)
                                 ============  ============  =============   ============  ============   ===========

         The overall decrease in net revenues for the fiscal year ended June 30, 2005 is primarily due to a decrease in the Americas region offset by an increase in Europe and, to a lesser extent, Other. The decrease in net revenues in the Americas region is primarily attributable to lower sales of non-core products.
We are no longer investing in the development of these non-core product lines and expect net revenues related to these product lines, primarily our print server, visualization and other product lines, to continue to decline in the future as we focus our investment on device networking and IT management products. The increase in the European region is primarily due to growth in our device networking business.

          NET REVENUES BY SIGNIFICANT CUSTOMER

                                                           YEARS ENDED JUNE 30,
CUSTOMER                                                    2005          2004
--------                                                    ----          ----

Ingram Micro                                               16.0%         14.0%
Tech Data                                                  11.0%          9.0%
Related party                                               2.0%          3.0%


          An international customer, transtec AG, is a related party due to common ownership by our largest stockholder, Bernhard Bruscha.

         GROSS PROFIT (IN THOUSANDS EXCEPT PERCENTAGES)

                                                         YEARS ENDED JUNE 30,
                                         % OF NET                   % OF NET             $             %
                                2005      REVENUE         2004       REVENUE        VARIANCE      VARIANCE
                                ----      -------         ----       -------        --------      --------

Gross profit               $  24,176         49.8%     $  23,859        48.8%       $    317          1.3%
                           =========     =========     =========     ========       ========      ========


         Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers, amortization of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, overhead, warranty costs and royalty payments. The improvement in profit margins is primarily due to a decrease in the amortization of purchased intangible assets and a reduction in product warranty reserves to reflect a decrease in our product return rates. Cost of revenues for the fiscal years ended June 30, 2005 and 2004 included $1.4 million and $2.1 million of amortization of purchased intangible assets, respectively. At June 30, 2005, the unamortized balance of purchased intangible assets that will be amortized to future cost of revenues was approximately $557,000, which will be amortized in fiscal 2006.

         SELLING, GENERAL AND ADMINISTRATIVE (IN THOUSANDS EXCEPT PERCENTAGES)

                                                                      YEARS ENDED JUNE 30,
                                                      % OF NET                      % OF NET           $              %
                                            2005      REVENUE            2004       REVENUE        VARIANCE       VARIANCE
                                            ----      -------            ----       -------        --------       --------

Selling, general and administrative     $ 24,610         50.7%       $ 23,293          47.6%       $  1,317           5.7%
                                        ========      ========       ========       ========       ========       ========



          Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, insurance reimbursements, purchased patents, and professional legal and accounting fees.
The increase in selling, general and administrative expense for the fiscal year ended June 30, 2005 is primarily due to increased marketing expenses for new product introductions and existing products and an increase in channel marketing programs, increased severance, and increased legal fees, offset by the recovery of accrued professional fees and decreased depreciation. Legal fees incurred in defense of the stockholder suits are reimbursable to the extent provided in our directors and officers liability insurance policies, and subject to the coverage limitations and exclusions contained in such policies. For the fiscal years ended June 30, 2005 and 2004, we were reimbursed approximately $767,000 and $3 million, respectively.

         RESEARCH AND DEVELOPMENT (IN THOUSANDS EXCEPT PERCENTAGES)

                                                                      YEARS ENDED JUNE 30,
                                                      % OF NET                  % OF NET           $              %
                                            2005      REVENUE         2004      REVENUE        VARIANCE       VARIANCE
                                            ----      -------         ----      -------        --------       --------

Research and development                 $ 6,314        13.0%       $ 7,813       16.0%        $ (1,499)       (19.2%)
                                         =======      =======       ========    =======        =========      ========

         Research and development expenses consist primarily of personnel-related costs of employees, as well as expenditures to third-party vendors for research and development activities. The decrease in research and development expenses for the fiscal year ended June 30, 2005 is primarily due to a reduction in headcount and outside services.

         STOCK-BASED COMPENSATION (IN THOUSANDS EXCEPT PERCENTAGES)

                                                                      YEARS ENDED JUNE 30,
                                                      % OF NET                     % OF NET           $              %
                                            2005      REVENUE            2004      REVENUE        VARIANCE       VARIANCE
                                            ----      -------            ----      -------        --------       --------

Stock-based compensation                 $   171         0.4%         $   347         0.7%        $   (176)       (50.7%)
                                         =======      =======         =======      =======        ========       ========

         Stock-based compensation generally represents the amortization of deferred compensation. We recorded no deferred compensation or deferred compensation forfeitures for the fiscal year ended June 30, 2005. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant. Deferred compensation also includes the value of employee stock options assumed in connection with our acquisitions calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years.

         At June 30, 2005, a balance of approximately $17,000 remains. The remaining $17,000 will be amortized in fiscal 2006. In addition, included in cost of revenues is stock-based compensation of $48,000 for the fiscal year ended June 30, 2004. No similar amounts were recorded in cost of revenues for the fiscal year ended June 30, 2005.

         AMORTIZATION OF PURCHASED INTANGIBLE ASSETS (IN THOUSANDS EXCEPT PERCENTAGES)

                                                                      YEARS ENDED JUNE 30,
                                                      % OF NET                     % OF NET           $              %
                                            2005      REVENUE            2004      REVENUE        VARIANCE       VARIANCE
                                            ----      -------            ----      -------        --------       --------
Amortization of
purchased intangible assets              $    65         0.1%         $   148         0.3%        $    (83)       (56.1%)
                                         =======      =======         =======      =======        ========       ========

         Purchased intangible assets primarily include existing technology, patents and non-compete agreements which are amortized on a straight-line basis over the estimated useful lives of the respective assets, ranging from one to five years. The decrease in amortization of purchased intangible assets is primarily due to assets becoming fully amortized. Approximately $1.4 million and $2.1 million of amortization of purchased intangible assets have been classified as cost of revenues for the fiscal years ended June 30, 2005 and 2004, respectively. During the fourth fiscal quarter of 2005, we completed our annual impairment assessment and determined that no impairment was indicated as the estimated fair values exceeded their respective carrying values. The unamortized balance of purchased intangible assets as of June 30, 2005 will be amortized during fiscal 2006 as follows (in thousands):

                                               COST OF      OPERATING
                                              REVENUES      EXPENSES       TOTAL
                                              --------      --------       -----

Fiscal year ending June 30, 2006              $    557      $      2       $ 559
                                              ========      ========       =====

          RESTRUCTURING (RECOVERY) CHARGES

         From the fiscal quarter ended March 31, 2002 through the fiscal quarter ended March 31, 2003, we implemented plans to restructure our operations to prioritize our initiatives around the growth area of our business, focus on profit contribution, reduce expenses and improve operating efficiency. These restructuring plans included a worldwide workforce reduction, consolidation of excess facilities and other charges. During the fiscal years ended June 30, 2004 and 2003, approximately 58 and 50 employees, respectively, were terminated across all of our business functions and geographic regions in connection with the restructuring plans. No additional restructuring plans were entered into during the fiscal year ended June 30, 2005.

          During the fiscal year ended June 30, 2004, approximately $2.1 million of restructuring charges were recovered related to a favorable settlement of a contractual obligation, consolidation of excess facilities and workforce reductions, which were previously accrued for in fiscal 2003. No similar recovery occurred during the fiscal year ended June 30, 2005. The remaining restructuring reserve is related to facility closures in Naperville, Illinois; Hillsboro, Oregon; Redmond, Washington and Ames, Iowa. Payments under the lease obligations will end in fiscal 2007.

         INTEREST INCOME (EXPENSE), NET (IN THOUSANDS EXCEPT PERCENTAGES)

                                                                      YEARS ENDED JUNE 30,
                                                      % OF NET                     % OF NET           $              %
                                            2005      REVENUE            2004      REVENUE        VARIANCE       VARIANCE
                                            ----      -------            ----      -------        --------       --------

Interest income (expense), net             $ (20)        0.0%            $ 50         0.1%        $      -            N/A
                                           ======     =======            ====      =======        ========       ========

         Interest income of $58,000 and $94,000 for the years ended June 30, 2005 and 2004, respectively, consists primarily of interest earned on cash, cash equivalents and marketable securities. The decrease is primarily due to lower average investment balances. Interest expense of $78,000 and $44,000 for the years ended June 30, 2005 and 2004, respectively, consists primarily of interest expense related to our line of credit.

OTHER INCOME (EXPENSE), NET (IN THOUSANDS EXCEPT PERCENTAGES)

                                                                      YEARS ENDED JUNE 30,
                                                      % OF NET                     % OF NET           $              %
                                            2005      REVENUE            2004      REVENUE        VARIANCE       VARIANCE
                                            ----      -------            ----      -------        --------       --------

Other income (expense), net                $ 173         0.4%        $ (5,333)      (10.9%)       $      -            N/A
                                           ======     =======        ========      =======        ========       ========

         The decrease in other expense is due to the write-off of our long-term investment in Xanboo in 2004. On the basis of events occurring during the fiscal quarter ended June 30, 2004, we performed an analysis and recorded a charge in the amount of $5.0 million, representing a write-off of all remaining value of this non-marketable equity security. This charge is included within the consolidated statements of operations as other expense. No similar write-off occurred during the fiscal year ended June 30, 2005.

         PROVISION (BENEFIT) FOR INCOME TAXES

         We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Our effective tax rate was 3.0% and 3.0% for the fiscal years ended June 30, 2005 and 2004, respectively. The federal statutory rate was 34% for both periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of foreign earnings taxed at rates differing from the federal statutory rate, as well as the effect of our domestic losses recorded without a tax benefit. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our net deferred tax assets in fiscal 2005 and 2004. In 2003, the Internal Revenue Service completed its audit of our federal income tax returns for the fiscal years ended June 30, 1999, 2000 and 2001. As a result, we paid tax and interest to the IRS and the California Franchise Tax Board of approximately $222,000, $441,000 and $114,000 in fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, respectively.

         We had discussions with the Swiss Federal Tax Authorities ("SFTA") regarding the inability of our Swiss subsidiary, Lantronix International AG, to meet certain guidelines as set within a tax ruling that was obtained in May 2001. The ruling provided for reduced Swiss tax rates. The subsidiary was unable to meet the guidelines set forth in the ruling due to slower than planned growth and has since converted to a holding company. The SFTA has ruled on this matter, resulting in a tax liability to the SFTA of approximately $50,000 plus interest which was paid in the fiscal quarter ending June 30, 2005.

COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2004 AND 2003

          NET REVENUES BY PRODUCT CATEGORY (IN THOUSANDS EXCEPT PERCENTAGES)

                                                                YEARS ENDED JUNE 30,
                                                  % OF NET                      % OF NET        $             %
PRODUCT CATEGORIES                      2004      REVENUE            2003       REVENUE     VARIANCE       VARIANCE
------------------                      ----      -------            ----       -------     --------       --------

Device networking                $    27,481        56.2%   $     24,523         49.6%   $     2,958         12.1%
IT management                         12,555        25.7%         13,034         26.4%          (479)        (3.7%)
Non-core                               8,849        18.1%         11,832         24.0%        (2,983)       (25.2%)
                                 -----------  ------------  ------------   ------------  ------------   -----------
Total                            $    48,885       100.0%   $     49,389        100.0%   $      (504)        (1.0%)
                                 ===========  ============  ============   ============  ============   ===========

         The overall decrease in net revenues was primarily attributable to a decrease in net revenues of our non-core and IT management product lines, offset by an increase in our device networking product line. Our increase in device networking products included increases from our newly introduced XPort product.
The decrease in our IT management product line is primarily due to delays in introducing certain new products. During the fourth fiscal quarter of 2004, we introduced a new line of console servers and we have substantially increased our marketing and sales efforts in our IT management solutions product family. The decrease in our non-core product line was primarily attributable to a decrease in our legacy print server, industrial controller board and Stallion product lines. We are no longer investing in the development of these product lines and expect net revenues related to these product lines to continue to decline in the future as we focus our investment on device networking and IT management products.



          NET REVENUES BY REGION (IN THOUSANDS EXCEPT PERCENTAGES)

                                                                YEARS ENDED JUNE 30,
                                                  % OF NET                      % OF NET        $             %
GEOGRAPHIC REGION                       2004      REVENUE            2003       REVENUE     VARIANCE       VARIANCE
-----------------                       ----      -------            ----       -------     --------       --------
Americas                         $    33,847        69.3%   $     37,391         75.7%   $    (3,544)        (9.5%)
Europe                                11,252        23.0%         10,366         21.0%           886          8.5%
Other                                  3,786         7.7%          1,632          3.3%         2,154        132.0%
                                 -----------  ------------  ------------   ------------  ------------   -----------
Total                            $    48,885       100.0%   $     49,389        100.0%   $      (504)        (1.0%)
                                 ===========  ============  ============   ============  ============   ===========

       The overall decrease in net revenues is primarily due to a decrease in the Americas region. The decrease in net revenues in the Americas region is primarily attributable to our exit of the industrial controller board product line, which was sold entirely in the Americas as well as our decrease in the IT management product family net revenues. The increase in Europe is primarily due to the addition of new customers, including three new distributors and several channel customers. The increase in Other is primarily due to the signing of several new customers and our increased sales efforts in the Asia Pacific region.

         GROSS PROFIT (IN THOUSANDS EXCEPT PERCENTAGES)

                                                                      YEARS ENDED JUNE 30,
                                                     % OF NET                      % OF NET           $              %
                                            2004      REVENUE            2003      REVENUE        VARIANCE       VARIANCE
                                            ----      -------            ----      -------        --------       --------

Gross profit                            $ 23,859        48.8%        $ 13,125        26.6%        $ 10,734          81.8%
                                        ========      =======        ========      =======        ========       ========


         Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers, amortization of purchased intangible assets, impairment of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, overhead and warranty costs. Cost of revenues for the fiscal years ended June 30, 2004 and 2003 included $2.1 million and $3.6 million of amortization of purchased intangible assets, respectively. Cost of revenues for the fiscal year ended June 30, 2003 includes a $3.1 million impairment charge of purchased intangible assets, in accordance with SFAS 144. No impairment charge was recorded for the fiscal year ended June 30, 2004. At June 30, 2004, the unamortized balance of purchased intangible assets that will be amortized to future cost of revenues was $2.0 million.

         In May 2002, we signed a new agreement with Gordian to acquire a joint interest in the intellectual property that is evident in our products designed by Gordian and to extinguish our obligation to pay royalties on future sales of our products. We paid $6.0 million for this intellectual property and are amortizing this asset to cost of revenues over the remaining life of our products designed by Gordian, or approximately three years. Effective May 30, 2002, upon the signing of the new agreement, royalty expenses have been replaced by an amortization of the prepaid royalties and entitlement to the intellectual property that was part of the agreement. Amortization expense related to the new Gordian agreement, included in amortization of purchased intangible assets of $2.1 million, totaled $1.8 million for the fiscal year ended June 30, 2004. Amortization expense related to the new Gordian agreement, included in amortization of purchased intangible assets of $3.6 million, totaled $2.5 million for the fiscal year ended June 30, 2003. The increase in gross profit is primarily attributable to a lower inventory reserve provision in fiscal 2004 compared to fiscal 2003, an overall reduction in payroll and payroll related costs due to the closing of our Milford, Connecticut, facility in February 2003, an increase in our capitalized inventory overhead and a decrease in the amortization of purchased intangible assets due to the impairment write-down of $3.1 million during the fourth fiscal quarter of 2003. These decreases were offset by an increase in our warranty expense.

         SELLING, GENERAL AND ADMINISTRATIVE (IN THOUSANDS EXCEPT PERCENTAGES)

                                                                      YEARS ENDED JUNE 30,
                                                     % OF NET                      % OF NET           $              %
                                            2004      REVENUE            2003      REVENUE        VARIANCE       VARIANCE
                                            ----      -------            ----      -------        --------       --------

Selling, general and administrative     $ 23,293        47.6%        $ 28,660        58.0%        $ (5,367)       (18.7%)
                                        ========      =======        ========      =======        ========       ========

         Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, insurance proceeds, and professional legal and accounting fees. Selling, general and administrative expense decreased primarily due to reductions in headcount and facility costs as a result of our fiscal 2003 restructurings, decrease in legal and other professional fees, improvement in our accounts receivable resulting in a reduction of our allowance for doubtful accounts, offset by an increase in our directors and officers liability insurance. The legal fees primarily relate to our defense of the stockholder and various other lawsuits and the SEC investigation. Legal fees incurred in defense of the stockholder suits are reimbursable to the extent provided in our directors and officers liability insurance policies, and subject to the coverage limitations and exclusions contained in such policies. For the fiscal years ended June 30, 2004 and 2003, we have been reimbursed $3.0 million and $1.4 million of these expenses.

         RESEARCH AND DEVELOPMENT (IN THOUSANDS EXCEPT PERCENTAGES)

                                                                      YEARS ENDED JUNE 30,
                                                     % OF NET                      % OF NET           $              %
                                            2004      REVENUE            2003      REVENUE        VARIANCE       VARIANCE
                                            ----      -------            ----      -------        --------       --------

Research and development                $  7,813        16.0%        $  9,430        19.1%        $ (1,617)       (17.1%)
                                        ========      =======        ========      =======        ========       ========

         Research and development expenses consist primarily of personnel-related costs of employees, as well as expenditures to third-party vendors for research and development activities. Research and development expenses decreased primarily due to our fiscal 2003 restructurings which resulted in the consolidation of our research and development activities primarily to our Irvine, California, facility.

         STOCK-BASED COMPENSATION (IN THOUSANDS EXCEPT PERCENTAGES)

                                                                      YEARS ENDED JUNE 30,
                                                     % OF NET                      % OF NET           $              %
                                            2004      REVENUE            2003      REVENUE        VARIANCE       VARIANCE
                                            ----      -------            ----      -------        --------       --------

Stock-based compensation                $    347         0.7%        $  1,453         2.9%        $ (1,106)       (76.1%)
                                        ========      =======        ========      =======        ========       ========

         Stock-based compensation expense generally represents the amortization of deferred compensation. We recorded no deferred compensation for the fiscal year ended June 30, 2004 and recorded a reduction to deferred compensation as a result of employee stock option forfeitures in the amount of $197,000. Deferred compensation represents the difference between the fair value of the underlying common stock for accounting purposes and the exercise price of the stock options at the date of grant as well as the fair market value of the vested portion of non-employee stock options utilizing the Black-Scholes option pricing model.
Deferred compensation also includes the value of employee stock options assumed in connection with our acquisitions calculated in accordance with current accounting guidelines. Deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the respective vesting periods of the applicable options, which is generally four years.



         Included in cost of revenues is stock-based compensation of $48,000 and $89,000 for the fiscal years ended June 30, 2004 and 2003, respectively.
Stock-based compensation decreased primarily due to the restructuring plan whereby options for which deferred compensation has been recorded were forfeited by terminated employees. Additionally, the decrease is due to the acceleration of approximately $239,000 of stock-based compensation in January 2003 as a result of our completion of a stock option exchange program whereby employees holding options to purchase our common stock were given the opportunity to cancel certain of their existing options in exchange for the opportunity to receive new options. At June 30, 2004, a balance of $103,000 remained.

         AMORTIZATION OF PURCHASED INTANGIBLE ASSETS (IN THOUSANDS EXCEPT
         PERCENTAGES)

                                                                      YEARS ENDED JUNE 30,
                                                     % OF NET                      % OF NET           $              %
                                            2004      REVENUE            2003      REVENUE        VARIANCE       VARIANCE
                                            ----      -------            ----      -------        --------       --------
Amortization of
purchased intangible assets             $    148         0.3%        $    602         1.2%        $   (454)         75.4%
                                        ========      =======        ========      =======        ========       ========


         Purchased intangible assets primarily include existing technology, patents and non-compete agreements and are amortized on a straight-line basis over the estimated useful lives of the respective assets, ranging from one to five years. We obtained independent appraisals of the fair value of tangible and intangible assets acquired in order to allocate the purchase price. In addition, approximately $2.1 million and $3.6 million of amortization of purchased intangible assets have been classified as cost of revenues for the fiscal years ended June 30, 2004 and 2003, respectively. During the fourth fiscal quarter of 2004, we completed our annual impairment assessment and determined that no impairment was indicated as the estimated fair values exceeded their respective carrying values. The overall decrease is primarily due to the impairment charge of $2.4 million recorded during the fiscal year ended June 30, 2003. At June 30, 2004, the unamortized balance of purchased intangible assets that will be amortized to future operating expense was $67,000.

          IMPAIRMENT OF GOODWILL AND PURCHASED INTANGIBLE ASSETS

          During the fourth fiscal quarter of 2003, we performed an assessment of the value of our purchased intangible assets in accordance with SFAS 144. As a result of industry conditions, continued lower market valuations and reduced estimates in information technology capital equipment spending in the future and other factors impacting expected future cash flows, we determined that there were indicators of impairment to the carrying value of our purchased intangible assets recorded as part of our acquisitions. We engaged an independent valuation company to perform a review of the value of our purchased intangible assets. In accordance with SFAS 144, we utilized a cash flow estimation approach, comparing the discounted expected future cash flows to the carrying value of the subject assets. Based on the independent valuations, during the fourth fiscal quarter of 2003 we recorded a $5.4 million impairment charge of which $2.4 million and $3.1 million were charged to operating expenses and cost of revenues, respectively.

          RESTRUCTURING (RECOVERY) CHARGES

          On September 12, 2002 and again on March 14, 2003, we announced a restructuring plan to prioritize our initiatives around the growth areas of our business, focus on profit contribution, reduce expenses and improve operating efficiency. These restructuring plans included a worldwide workforce reduction, consolidation of excess facilities and other charges. We recorded restructuring costs totaling $5.6 million which were classified as operating expenses in the consolidated statements of operations for the fiscal year ended June 30, 2003. The restructuring plans resulted in the reduction of approximately 58 regular employees worldwide. We recorded workforce reduction charges of approximately $1.2 million related to severance and fringe benefits for the terminated employees. We recorded charges of approximately $4.4 million related to consolidation of excess facilities, relating primarily to lease terminations, non-cancelable lease costs, write-off of leasehold improvements and termination of a contractual obligation.

          During the fiscal year ended June 30, 2004, approximately $2.1 million of restructuring charges were recovered related to a favorable settlement of a contractual obligation, consolidation of excess facilities and workforce reductions which were previously accrued for in fiscal 2003. The remaining restructuring reserve is related to facility closures in Naperville, Illinois; Hillsboro, Oregon; Redmond, Washington; and Ames, Iowa. Payments under the lease obligations will end in fiscal 2007.

         LITIGATION SETTLEMENT COSTS

         On August 23, 2002, a complaint entitled Dunstan v. Lantronix, Inc., et al., was filed in the Circuit Court of the State of Oregon, County of Multnomah, against us and certain of our current and former officers and directors by the co-founders of United States Software Corporation ("USSC"). The parties participated in mediation on June 30, 2003, and subsequently reached an agreement to settle the dispute. The agreement called for us to release to the plaintiffs approximately $400,000 in cash and 49,038 shares of our common stock that had been held in an escrow since December 2000 as part of the acquisition of USSC. The agreement also called for us to issue to the plaintiffs additional shares of our common stock worth approximately $1.5 million, which was recorded in our results of operations as litigation settlement costs for the fiscal year ended June 30, 2003. Accordingly, 1,726,703 shares were issued following a fairness determination by the state court in Oregon. In exchange, the plaintiffs released all claims against all defendants. No litigation settlement costs related to this matter were incurred during the fiscal year ended June 30, 2004.

           INTEREST INCOME (EXPENSE), NET (IN THOUSANDS EXCEPT PERCENTAGES)

                                                                      YEARS ENDED JUNE 30,
                                                     % OF NET                      % OF NET           $              %
                                            2004      REVENUE            2003      REVENUE        VARIANCE       VARIANCE
                                            ----      -------            ----      -------        --------       --------

Interest income (expense), net          $     50         0.1%        $    248         0.5%       $    (198)       (79.8%)
                                        ========      =======        ========      =======        ========       ========

         Interest income (expense), net consists primarily of interest earned on cash, cash equivalents and marketable securities. The decrease is primarily due to lower average investment balances and interest rates. Additionally, the decrease in the average investment balance is due to increased legal and other professional fees, settlement of litigation and contractual obligations, cash portions of settlements with prior owners of some of the businesses we have acquired, the settlement of the Milford lease obligation included in our restructuring charge, the purchase of a joint interest in intellectual property from Gordian, our acquisition of Stallion Technologies PTY, LTD ("Stallion") and to fund current operations.

         OTHER INCOME (EXPENSE), NET (IN THOUSANDS EXCEPT PERCENTAGES)

                                                                      YEARS ENDED JUNE 30,
                                                     % OF NET                      % OF NET           $              %
                                            2004      REVENUE            2003      REVENUE        VARIANCE       VARIANCE
                                            ----      -------            ----      -------        --------       --------

Other income (expense), net             $ (5,333)      (10.9%)       $   (926)       (1.9%)       $ (4,407)      (475.9%)
                                        ========      =======        ========      =======        ========       ========

         The increase in other expense is due to our decision to write-off our long-term investment in Xanboo. We periodically review our investments for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value. We generally believe an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive fiscal quarters, absent evidence to the contrary. On the basis of events occurring during the fiscal quarter ended June 30, 2004, we performed an analysis and recorded a charge in the amount of $5.0 million, representing a write-off of all remaining value of this non-marketable equity security. This charge is included within the consolidated statements of operations as other expense.

         PROVISION (BENEFIT) FOR INCOME TAXES

         We utilize the liability method of accounting for income taxes as set forth in FASB Statement No. 109, "Accounting for Income Taxes." Our effective tax rate was 0% for the fiscal year ended June 30, 2003, and 7% for the fiscal year ended June 30, 2002. The federal statutory rate was 34% for both periods. Our effective tax rate associated with the income tax expense for the fiscal year ended June 30, 2003 was lower than the federal statutory rate primarily due to the increase in valuation allowance, as well as the amortization of stock-based compensation for which no current year tax benefit was provided. Our effective tax rate associated with the income tax benefit for the fiscal year ended June 30, 2002 was lower than the federal statutory rate primarily due to foreign losses and amortization of stock-based compensation for which no benefit was provided.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception through fiscal 2005, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash, cash equivalents and marketable securities consisting of cash and publicly traded equity securities totaled approximately $6.8 million at June 30, 2005.

         The following table summarizes the major components of the consolidated statement of cash flows (in thousands):

                                                               YEARS ENDED JUNE 30,
CONSOLIDATED CASH FLOW DATA:                              2005          2004          2003
----------------------------                            --------      --------      --------
Net cash provided by (used in):
Net loss                                                $ (7,004)     $(15,654)     $(47,549)
Non-cash operating expenses, net                           2,626         7,885        25,711
Changes in operating assets and liabilities                    8         4,832         4,268
                                                        --------      --------      --------
Net cash used in operating activities                     (4,370)       (2,937)      (17,570)
Net cash provided by (used in) investing activities        2,926         3,459        (2,086)
Net cash (used in) provided by financing activities         (910)        1,226           345
Effect of foreign exchange rate changes on cash              (84)           52           148
                                                        --------      --------      --------
Increase (decrease) in cash and cash equivalents        $ (2,438)     $  1,800      $(19,163)
                                                        ========      ========      ========


         Operating activities used cash for the fiscal year ended June 30, 2005. This was primarily the result of the net loss offset by non-cash operating expenses. Non-cash items that had a significant impact on net loss included depreciation, amortization of purchased intangible assets, stock-based compensation expense, provision for doubtful accounts and provision for inventory reserve.

         Operating activities used cash for the fiscal year ended June 30, 2004. This was primarily the result of the net loss offset by net cash provided from changes in operating assets and liabilities and non-cash operating expenses. Non-cash items that had a significant impact on net loss included depreciation, amortization of purchased intangible assets, stock-based compensation expense, deferred income taxes, provision for doubtful accounts, provision for inventory reserve, equity losses from unconsolidated business, restructuring recovery and revaluation of strategic investment.

         Investing activities provided cash for the fiscal year ended June 30, 2005. We received $4.1 million in proceeds from the sale of marketable securities. We used $1.0 million to purchase marketable securities We also used $124,000 to purchase property and equipment.

         Financing activities used cash for the fiscal year ended June 30, 2005. We received $468,000 related to the purchase of common shares through option exercises and purchases through the Employee Stock Purchase Plan. We used $867,000 to pay the convertible note payable from the acquisition of Stallion. We used $500,000 to pay off our bank line of credit.

         In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either: (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We were required to pay a $100,000 facility fee which was reduced to $62,500 and was paid. We were also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. Since establishing the line of credit, we have twice reduced the amount of the line, modified customary financial covenants, and adjusted the interest rate to be charged on borrowings to the prime rate plus .50% and eliminated the LIBOR option. Effective July 25, 2003, we further modified this line of credit, reducing the revolving line to $5.0 million, and adjusting the customary affirmative and negative covenants. We are also required to maintain certain financial ratios as defined in the agreement. The agreement has an annual revolving maturity date that renews on the effective date. The agreement was renewed on July 24, 2004, with an amendment to a financial ratio, and again on February 15, 2005 with an amendment to a covenant. We paid $12,500 and $1,000 in facility fees, respectively, for the renewals. Our revolving credit line at June 30, 2005 was $3.0 million. As of June 30, 2005, we had no borrowings against this line of credit. Additionally, we have used letters of credit available under the line of credit totaling approximately $480,000 in place of cash to fund deposits on leases, tax account deposits and security deposits. As a result, our available line of credit at June 30, 2005 was $2.5 million. Pursuant to the line of credit, we are restricted from paying any dividends. As of June 30, 2005, we were not in compliance with the quick ratio covenant as defined in the agreement. A waiver was granted by the bank during August 2005. The line of credit expired July 22, 2005. We are in the process of obtaining a new line of credit.

         The following table summarizes our contractual payment obligations and commitments (in thousands):

                                                      YEARS ENDED JUNE 30,
                                2006       2007       2008       2009       2010   Thereafter     Total
                               ------     ------     ------     ------     ------                ------

Purchase obligations           $5,500     $   --     $   --     $   --     $   --     $   --     $5,500
Minimum royalty commitment        103        103         --         --         --         --        206
Capital leases                    178         51         --         --         --         --        229
Operating leases                  835        664        577        605        636         53      3,370
                               ------     ------     ------     ------     ------     ------     ------
Total                          $6,616     $  818     $  577     $  605     $  636     $   53     $9,305
                               ======     ======     ======     ======     ======     ======     ======


          Purchase obligations primarily represent open purchase orders for inventory and other commitments in the ordinary course of business as of June 30, 2005.

         As of June 30, 2005, approximately $2.5 million of our tangible assets (primarily cash held in foreign subsidiary bank accounts) were held by subsidiaries outside the U.S. Such assets are unrestricted with regard to foreign liquidity needs, however, our ability to utilize a portion of such assets to satisfy liquidity needs outside of such foreign locations are subject to approval by the foreign location board of directors.

         We refer to the sum of the following components as "cash" for the purposes of discussing our cash balance and liquidity (in thousands):

                                                YEARS ENDED JUNE 30,
                                          2005           2004            CHANGE
                                        --------       --------        --------
Cash and cash equivalents               $  6,690       $  9,128        $ (2,438)
Marketable securities                         85          3,050          (2,965)
                                        --------       --------        --------
                                        $  6,775       $ 12,178        $ (5,403)
                                        ========       ========        ========

         Our cash balance decreased by $3.0 million in the first fiscal quarter, which included payments for increased marketing and sales expenses to launch new product programs, repayment of a note of $867,000 related to the Stallion acquisition, audit payments and other costs. Our cash balance decreased by an additional $1.0 million in the second fiscal quarter. Throughout the fiscal quarter ended December 31, 2004, we reduced expenses from the levels of the first fiscal quarter, as part of a planned program. These activities have been ongoing, and in January 2005, we further cut back our staff to reduce operating costs. In the process, we realigned our international sales operations and have reduced our fixed costs in Japan and Europe. We also closed a small sales office in Milford, Connecticut. Our cash balance decreased by an additional $1.6 million from $8.2 million at December 31, 2004 to $6.6 million at March 31, 2005. As a result of our cost reduction activities and cash management, our cash balances increased by $200,000 from $6.6 at March 31, 2005 to $6.8 million at June 30, 2005.

         The cumulative effect of the reductions initiated in October 2004 through January 2005 is that we have been lowering our operating costs to streamline operations and lower our cash breakeven point from the earlier revenue range of $14.0 to $15.0 million in quarterly revenues as an operating model, to approximately $13.0 million per fiscal quarter. This target is based upon a financial model, and we expect that actual expenses may vary in any fiscal quarter and, thus, so would financial results impacting cash usage or profitability. Also, uses of cash to fund inventories, receivables and payables, will cause results to vary from the financial model.

         We believe that our existing cash, cash equivalents and marketable securities will be adequate to meet our anticipated cash needs through at least the next twelve months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues, research and development and infrastructure investments, and expenses related to ongoing government investigations and pending litigation, which will affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds through bank loans, sales of securities or other means. We are in the process of negotiating a new bank line of credit. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

RISK FACTORS

         BEFORE DECIDING TO PURCHASE, HOLD OR SELL OUR COMMON STOCK, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER CAUTIONARY STATEMENTS AND RISKS DESCRIBED ELSEWHERE AND THE OTHER INFORMATION CONTAINED IN THIS REPORT AND IN OUR OTHER FILINGS WITH THE SEC, INCLUDING OUR SUBSEQUENT REPORTS ON FORMS 10-Q AND 8-K. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS. IF ANY OF THESE KNOWN OR UNKNOWN RISKS OR UNCERTAINTIES ACTUALLY OCCURS WITH MATERIAL ADVERSE EFFECTS ON LANTRONIX, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED. IN THAT EVENT, THE MARKET PRICE FOR OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

         OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE, WHICH COULD CAUSE OUR STOCK TO DECLINE.

         We have experienced, and expect to continue to experience, significant fluctuations in revenues, expenses and operating results from quarter to quarter. We, therefore, believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. Our short-term expense levels for ongoing operations are relatively fixed and are based on our expectations of future net revenues. If we were to experience a reduction in revenues in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that fiscal quarter would be harmed. If our operating results in future fiscal quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

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

         o        effects of terrorist attacks in the U.S. and abroad; and

         o        changes in demand for devices that incorporate our products.

         CURRENT OR FUTURE LITIGATION COULD ADVERSELY AFFECT US.

         We are currently involved in significant litigation, including multiple security class action lawsuits, a state derivative lawsuit and litigation with a former executive officer. The pending lawsuits involve complex questions of fact and law and will likely continue to require the expenditure of significant funds and the diversion of other resources. We do not know what the outcome of outstanding legal proceedings will be and cannot determine the extent to which these resolutions might have a material adverse effect on our business, financial condition or results of operations. The results of litigation are inherently uncertain, and adverse outcomes are possible. For a more detailed description of pending litigation, see Note 12 to our notes to consolidated financial statements.

         From time to time, we are subject to other legal proceedings and claims. Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could have a material adverse effect on us.

         CURRENT OR FUTURE LITIGATION OVER PROPRIETARY RIGHTS COULD ADVERSELY AFFECT US.

         Substantial litigation regarding intellectual property rights exists in our industry. For example, Digi International ("Digi") has filed a lawsuit against us alleging that we infringe one of their patents, and we have filed three suits against Digi alleging that they infringe patents that we own or license. These pending lawsuits involve complex questions of fact and law and will likely continue to require the expenditure of significant funds and the diversion of other resources. We do not know what the outcome of these legal proceedings will be and cannot determine the extent to which resolutions of these disputes might have a material adverse effect on our business, financial condition or results of operations. The results of litigation are inherently uncertain, and adverse outcomes are possible. For a more detailed description of pending litigation, see Note 12 to our notes to consolidated financial statements.

         There is a risk that other third parties will claim that our products, or our customers' products, infringe on their intellectual property rights or that we have misappropriated their intellectual property. In addition, software, business processes and other property rights in our industry might be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Other parties might currently have, or might eventually be issued, patents that pertain to the proprietary rights we use. Any of these third parties might make a claim of infringement against us. The results of litigation are inherently uncertain, and adverse outcomes are possible.

Responding to any infringement claim, regardless of its validity, could:

         o        be time-consuming, costly and/or result in litigation;

         o divert management's time and attention from developing our business;

         o require us to pay monetary damages, including treble damages if we are held to have willfully infringed;

         o require us to enter into royalty and licensing agreements that we would not normally find acceptable;

         o require us to stop selling or to redesign certain of our products; or

         o require us to satisfy indemnification obligations to our customers.

If any of these occur, our business, financial condition or results of operations could be adversely affected.

         OUR USE OF CONTRACT MANUFACTURERS IN CHINA AND TAIWAN INVOLVES RISKS THAT COULD ADVERSELY AFFECT US.

         We use contract manufacturers based in China and Taiwan. There are significant risks of doing business in these locations including the following:

         o These locations do not afford the same level of protection to intellectual property as do domestic or many foreign countries. If our products were reverse-engineered or our intellectual property were otherwise pirated (reproduced and duplicated without our knowledge or approval), our revenues would be reduced;

         o Delivery times are extended due to the distances involved, requiring more lead-time in ordering and increasing the risk of excess inventories;

         o We could incur ocean freight delays because of labor problems, weather delays or expediting and customs problems; and

         o U.S. foreign relations with these locations have, historically, been subject to change. Political considerations and actions could interrupt our expected supply of products from these locations.

         DELAYS IN DELIVERIES OR QUALITY PROBLEMS WITH OUR COMPONENT SUPPLIERS COULD DAMAGE OUR REPUTATION AND COULD CAUSE OUR NET REVENUES TO DECLINE AND HARM OUR RESULTS OF OPERATIONS.

         We and our contract manufacturers are responsible for procuring raw materials for our products. Our products incorporate components or technologies that are only available from single or limited sources of supply. In particular, some of our integrated circuits are available from a single source and in some cases are no longer being manufactured. From time to time, integrated circuits used in our products will be phased out of production. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we might be unable to purchase sufficient components to meet our demands, or we might incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have, in the past, been subject to market shortages and substantial price fluctuations. From time to time, we have been unable to meet our orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with many of our vendors to obtain necessary components or technology for our products. If we are unable to purchase components from these suppliers, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenues and risk losing customers and harming our reputation in the marketplace.

         IF WE LOSE THE SERVICES OF ANY OF OUR CONTRACT MANUFACTURERS OR SUPPLIERS, WE MAY NOT BE ABLE TO OBTAIN ALTERNATE SOURCES IN A TIMELY MANNER, WHICH COULD HARM OUR CUSTOMER RELATIONS AND ADVERSELY AFFECT OUR NET REVENUES AND OUR OPERATING RESULTS.

          We do not have long-term agreements with our contract manufacturers or suppliers. If any of these subcontractors or suppliers ceased doing business with us, we may not be able to obtain alternative sources in a timely or cost-effective manner. Due to the amount of time that it usually takes us to qualify contract manufacturers and suppliers, we could experience delays in product shipments if we are required to find alternative subcontractors and suppliers. Some of our suppliers have or provide technology or trade secrets, the loss of which could be disruptive to our procurement and supply processes. If a competitor should acquire one of our contract manufacturers or suppliers, we could be subjected to more difficulties in maintaining or developing alternative supply of some components or products. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations.

         IF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE NOT SUCCESSFUL, OUR NET REVENUES COULD DECLINE AND OUR BUSINESS COULD BE HARMED.

         If we are unable to develop new products as a result of our research and development efforts, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development. In addition, if we do not invest sufficiently in research and development, we may be unable to maintain our competitive position. The following table shows our research and development expenditures and percentages of net revenue for the number of research and development employees at the end of the indicated periods. The engineering headcount excludes approximately six former employees contributing to us as consultants in 2005. (amounts in thousands except percentages and employees) for the periods indicated:

                                                            YEARS ENDED JUNE 30,
                                                               2005         2004
                                                            -------      -------
Research and development expenses                           $ 6,314      $ 7,813
Research and development as a percent of net revenue            13%          16%
Number of employees                                              37           60

         IF A MAJOR CUSTOMER CANCELS, REDUCES, OR DELAYS PURCHASES, OUR NET REVENUES MIGHT DECLINE AND OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         The number and timing of sales to our distributors have been difficult for us to predict. While our distributors are customers in the sense they buy our products, they are also part of our product distribution system. To some extent, any business lost from a distributor would likely be replaced by sales to other customer/distributors in a reasonable period, rather than a total loss of that business such as from a customer who used our products in their business. Some of our distributors could be acquired by a competitor and stop buying product from us. The following table presents our largest customers as a percentage of net revenue for the periods indicated:

                                                      YEARS ENDED JUNE 30,
                                                   2005       2004         2003
                                                   ----       ----         ----
Top five customers                                42.0%      38.0%        34.0%
Ingram Micro                                      16.0%      14.0%        11.0%
Tech Data                                         11.0%       9.0%        10.0%

         Below is a table of our two largest customers as a percentage of accounts receivable for the periods indicated:

                                                           YEARS ENDED JUNE 30,
                                                            2005           2004
                                                            ----           ----

Ingram Micro and Tech Data                                 24.0%          13.0%

         The loss or deferral of one or more significant sales in a quarter could harm our operating results. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace we could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our device networking solutions technology. Our sales are usually completed on a purchase order basis and we have few long-term purchase commitments from our customers.

         Our future success also depends on our ability to attract new customers, which often involves an extended selling process. The sale of our products often involves a significant technical evaluation, and we often face delays because of our customers' internal procedures for evaluating and deploying new technologies. For these and other reasons, the sales cycle associated with our products is typically lengthy, often lasting six to nine months and sometimes longer. Therefore, if we were to lose a major customer, we might not be able to replace the customer on a timely basis, or at all. This would cause our net revenues to decrease and could cause the price of our stock to decline.

         IF WE FAIL TO DEVELOP OR ENHANCE OUR PRODUCTS TO RESPOND TO CHANGING MARKET CONDITIONS AND GOVERNMENT AND INDUSTRY STANDARDS, OUR COMPETITIVE POSITION WILL SUFFER AND OUR BUSINESS WILL BE ADVERSELY AFFECTED.

         Our future success depends in large part on our ability to continue to enhance existing products, lower product cost and develop new products that maintain technological competitiveness and meet government and industry standards. The demand for network-enabled products is relatively new and can change as a result of innovations, changes, or new government and industry standards. For example, industry segments might adopt new or different standards, giving rise to new customer requirements. On January 27, 2003, the European Parliament and the Council of the European Union authorized Directive 2002/95/EC on the restriction of the use of certain hazardous substances in electrical and electronic equipment. This new directive, also referred to as RoHS, requires that manufacturers reduce usage of six hazardous substances to minimum acceptable levels by July of 2006. Any failure by us to develop and introduce new products or enhancements in response to new government and industry standards could harm our business, financial condition and results of operations. These requirements might or might not be compatible with our current or future product offerings. We might not be successful in modifying our products and services to address these requirements and standards. For example, our competitors might develop competing technologies based on Internet Protocols, Ethernet Protocols or other protocols that might have advantages over our products. If this were to happen, our net revenue might not grow at the rate we anticipate, or could decline.

         WE EXPECT THE AVERAGE SELLING PRICES OF OUR PRODUCTS TO DECLINE, WHICH COULD REDUCE OUR NET REVENUES, GROSS MARGINS AND PROFITABILITY.

         In the past, we have experienced some reduction in the average selling prices and gross margins of products, and we expect that this will continue for our products as they mature. We expect competition to continue to increase, and we anticipate this could result in additional pressure on our pricing. Our average selling prices for our products might decline as a result of other reasons, including promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. We also may not be able to increase the price of our products if the prices of components or our overhead costs increase. We may be unable to adjust our prices in response to currency exchange rate fluctuations resulting in lower gross margins. If these were to occur, our gross margins would decline. In addition, we may not be able to reduce the cost to manufacture our products to keep up with the decline in prices.

         IF THE SEC SHOULD LEVY FINES AGAINST US, OR DECLARE US TO BE OUT OF COMPLIANCE WITH THE RULES REGARDING OFFERING SECURITIES TO THE PUBLIC, IT COULD DAMAGE OUR REPUTATION WITH CUSTOMERS AND VENDORS AND ADVERSELY AFFECT OUR STOCK PRICE.

         The SEC is investigating the events surrounding the restatement of our financial statements filed on June 25, 2002 for the fiscal year ended June 30, 2001 and for the six months ended December 31, 2002. The SEC could conclude that we violated the rules of the Securities Act of 1933, as amended or the Exchange Act. In either event, the SEC might levy civil fines against us, or might conclude that we lack sufficient internal controls to warrant our being allowed to continue offering our shares to the public. This investigation involves substantial cost. These costs, and the cost of any fines imposed by the SEC, are not covered by insurance. In addition to sanctions imposed by the SEC, an adverse determination could significantly damage our reputation with customers and vendors, and harm our employees' morale.

         IF SOFTWARE THAT WE LICENSE OR ACQUIRE FROM THE OPEN SOURCE SOFTWARE COMMUNITY AND INCORPORATE INTO OUR PRODUCTS WERE TO BECOME UNAVAILABLE OR NO LONGER AVAILABLE ON COMMERCIALLY REASONABLE TERMS, IT COULD ADVERSELY AFFECT SALES OF OUR PRODUCTS, WHICH COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL RESULTS.

         Certain of our products contain components developed and maintained by third-party software vendors or are available through the "open source" software community. We also expect that we may incorporate software from third-party vendors and open source software in our future products. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our products to function with alternate third-party software or open source software, or develop these components ourselves, which would result in increased costs and could result in delays in our product shipments. Furthermore, we might be forced to limit the features available in our current or future product offerings. We are presently developing products for use on the Linux platform. The SCO Group ("SCO") has filed and threatened to file lawsuits against companies that operate Linux for commercial purposes, alleging that such use of Linux infringes SCO's rights. These allegations may adversely affect the demand for the Linux platform and, consequently, the sales of our Linux-based products.

         OUR PRODUCTS MAY CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS OR DEFECTS THAT COULD LEAD TO AN INCREASE IN OUR COSTS, REDUCE OUR NET REVENUES OR DAMAGE OUR REPUTATION.

         We currently offer warranties ranging from one to two years on each of our products. Our products could contain undetected errors or defects. If there is a product failure, we might have to replace all affected products without being able to book revenue for replacement units, or we may have to refund the purchase price for the units. We do not have a long history with which to assess the risks of unexpected product failures or defects for our device server product line. Regardless of the amount of testing we undertake, some errors might be discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of net revenues and claims against us. Significant product warranty claims against us could harm our business, reputation and financial results and cause the price of our stock to decline.

         IF OUR CONTRACT MANUFACTURERS ARE UNABLE OR UNWILLING TO MANUFACTURE OUR PRODUCTS AT THE QUALITY AND QUANTITY WE REQUEST, OUR BUSINESS COULD BE HARMED.

         We outsource substantially all of our manufacturing to three manufacturers: Venture Electronics Services, Uni Precision Industrial Ltd., and Universal Scientific Industrial Company, LTD. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

         o reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

         o        lack of guaranteed production capacity or product supply; and

         o reliance on these manufacturers to maintain competitive manufacturing technologies.

         Our agreements with these manufacturers provide for services on a purchase order basis. If our manufacturers were to become unable or unwilling to continue to manufacture our products at requested quality, quantity, yields and costs, or in a timely manner, our business would be seriously harmed. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. For example, Jabil Circuit, Inc. acquired Varian, Inc. in March 2005 and closed the facility that currently manufactures our product. We transferred this production to another contract manufacturer. Moreover, as we shift products among third-party manufacturers, we may incur substantial expenses, risk material delays, or encounter other unexpected issues. For example, in the third fiscal quarter of 2003 we encountered product shortages related to the transition to a third-party manufacturer. This product shortage contributed to our net revenues falling below our publicly announced estimates.

         In addition, a natural disaster could disrupt our manufacturers' facilities and could inhibit our manufacturers' ability to provide us with manufacturing capacity on a timely basis, or at all. If this were to occur, we likely would be unable to fill customers' existing orders or accept new orders for our products. The resulting decline in net revenues would harm our business. We also are responsible for forecasting the demand for our individual products. These forecasts are used by our contract manufacturers to procure raw materials and manufacture our finished goods. If we forecast demand too high, we may invest too much cash in inventory, and we may be forced to take a write-down of our inventory balance, which would reduce our earnings. If our forecast is too low for one or more products, we may be required to pay charges which would increase our cost of revenues or we may be unable to fulfill customer orders, thus reducing net revenues and therefore earnings.

         BECAUSE WE DEPEND ON INTERNATIONAL SALES FOR A SUBSTANTIAL AMOUNT OF OUR NET REVENUES, WE ARE SUBJECT TO INTERNATIONAL ECONOMIC, REGULATORY, POLITICAL AND OTHER RISKS THAT COULD HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

         The following table presents the amount of revenue derived from international sources (amounts in thousands except percentages) for the periods indicated:

                                                            YEARS ENDED JUNE 30,
                                            2005                           2004                      2003
                                        ------------                   ------------               -----------
Americas                          $ 31,162           64.3%       $ 33,847         69.3%      $ 37,391          75.7%
Europe                              13,213           27.2%         11,252         23.0%        10,366          21.0%
Other                                4,127            8.5%          3,786          7.7%         1,632           3.3%
                               ------------    ------------   ------------   -----------  ------------   ------------
     Total net revenues           $ 48,502            100%       $ 48,885          100%      $ 49,389           100%
                               ============    ============   ============   ===========  ============   ============

         We expect that international revenues will continue to represent a significant portion of our net revenues in the foreseeable future. Doing business internationally involves greater expense and many risks. For example, because the products we sell abroad and the products and services we buy abroad are priced in foreign currencies, we are affected by fluctuating exchange rates. In the past, we have from time to time lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we face other risks of doing business internationally, including:

         o unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

         o reduced protection for intellectual property rights in some countries;

         o        differing labor regulations;

         o compliance with a wide variety of complex regulatory requirements;

         o changes in a country's or region's political or economic conditions;

         o        effects of terrorist attacks in the U.S. and abroad;

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

         IF WE ARE UNABLE TO SELL OUR INVENTORY IN A TIMELY MANNER IT COULD BECOME OBSOLETE, WHICH COULD REQUIRE US TO INCREASE OUR RESERVES AND HARM OUR OPERATING RESULTS.

         At any time, competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. The following table shows our inventory and excess and obsolete inventory reserve (in thousands) for the periods indicated:

                                                               JUNE 30,
                                                               --------
                                                         2005            2004
                                                       --------        --------
Raw materials                                          $  3,973        $  4,047
Finished goods                                            7,277           7,368
Inventory at distributors                                 1,181           1,291
                                                       --------        --------
                                                         12,431          12,706
Reserve for excess and obsolete inventory                (5,603)         (6,029)
                                                       --------        --------
                                                       $  6,828        $  6,677
                                                       ========        ========

         In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our reserves and our operating results could be substantially harmed.

         IF WE ARE UNABLE TO ATTRACT, RETAIN OR MOTIVATE KEY SENIOR MANAGEMENT AND TECHNICAL PERSONNEL, IT COULD SERIOUSLY HARM OUR BUSINESS.

         Our financial performance depends substantially on the performance of our executive officers and key technical employees. We are dependent in particular on Marc Nussbaum, our President and Chief Executive Officer, and James Kerrigan, our Chief Financial Officer and Secretary. We have no employment contracts with these executives. We are also dependent upon our technical personnel, due to the specialized technical nature of our business. If we lose the services of Mr. Nussbaum, Mr. Kerrigan or any of our key technical personnel and are not able to find replacements in a timely manner, our business could be disrupted, other key personnel might decide to leave, and we might incur increased operating expenses associated with finding and compensating replacements.

         IF OUR OEM CUSTOMERS DEVELOP THEIR OWN EXPERTISE IN NETWORK-ENABLING PRODUCTS, IT COULD RESULT IN REDUCED SALES OF OUR PRODUCTS AND HARM OUR OPERATING RESULTS.

         We sell to both resellers and OEMs. Selling products to OEMs involves unique risks, including the risk that OEMs will develop internal expertise in network-enabling products or will otherwise incorporate network functionality in their products without using our device networking solutions. If this were to occur, our sales to OEMs would likely decline, which could reduce our net revenue and harm our operating results.

         NEW PRODUCT INTRODUCTIONS AND PRICING STRATEGIES BY OUR COMPETITORS COULD REDUCE OUR MARKET SHARE OR CAUSE US TO REDUCE THE PRICES OF OUR PRODUCTS, WHICH WOULD REDUCE OUR NET REVENUES AND GROSS MARGINS.

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

         WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD HARM OUR COMPETITIVE POSITION.

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

         BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

         Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults, and therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance for direct earthquake-related losses. In addition, we do not carry business interruption insurance for, nor do we carry financial reserves against, business interruptions arising from earthquakes or certain other events. If a business interruption occurs, our business could be materially and adversely affected.

         IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF DISCLOSURE CONTROLS OR INTERNAL CONTROLS OVER FINANCIAL REPORTING, OUR BUSINESS AND STOCK PRICE COULD BE ADVERSELY AFFECTED.

         Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate periodically the effectiveness of its internal controls over financial reporting, and to include a management report assessing the effectiveness of its internal controls as of the end of each fiscal year. Current SEC rules will require that our first management report on the effectiveness of our internal controls to be in our Annual Report on Form 10-K for our fiscal year ending June 30, 2008. These rules will also require our independent public accountant to attest to, and report on, management's assessment of our internal controls over financial reporting.

         Our management does not expect that our internal controls over financial reporting will prevent all errors or frauds. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving us have been, or will be, detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of a person, or by collusion among two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or frauds may occur and not be detected.

          In connection with our fiscal 2005 audit, we determined and informed our Audit Committee that we had incorrectly accounted for (i) the accrual of professional fees and other accrued liabilities and (ii) amounts previously recorded as stock-based compensation related to a stock option grant to a terminated employee, which resulted in the adjustment to amounts as originally reported in our first, second and third fiscal quarter of 2005 consolidated financial statements. In addition, we determined and concluded that there were other significant deficiencies in our financial statement close process. We have concluded that these conditions are a material weakness in our internal controls over financial reporting. Included in this Annual Report on Form 10-K in Item 9A, Part II is a more detailed discussion of the material weakness that has been identified. We have taken steps to remediate the material weakness in our internal controls over financial reporting and the ineffectiveness of our disclosure controls. Our failure to adequately remediate our material weakness could have a material adverse effect on our business, results of operations and financial condition.

          We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our disclosure controls and internal controls over financial reporting in the future. If our internal control over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

         CHANGES IN THE ACCOUNTING TREATMENT OF STOCK OPTIONS WILL ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. SFAS 123R is scheduled to be effective for us beginning in the first quarter of fiscal 2006. The adoption of the SFAS 123R fair value method will have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. The impact of our adoption of SFAS 123R cannot be quantified at this time because that will depend on the future fair values and number of share-based payments granted in the future. However, had we adopted SFAS 123 in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123R assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma loss per share in Part IV, Item 15 of this Form 10-K and are presented under Footnote 1.

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

INTEREST RATE RISK

         Our exposure to interest rate risk is limited to the exposure related to our cash, cash equivalents, marketable securities and our credit facilities, which is tied to market interest rates. We had the following cash and cash equivalents and marketable securities consisting of publicly traded equity securities and municipal government notes and bonds (in thousands) for the periods indicated:

                                                               JUNE 30,
                                                               --------
                                                         2005              2004
                                                       -------           -------
Cash and cash equivalents                              $ 6,690           $ 9,128
Marketable securities                                       85             3,050
                                                       -------           -------
Total                                                  $ 6,775           $12,178
                                                       =======           =======

         We believe our marketable securities would not decline in value by a significant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On a Form 8-K filed with the Securities and Exchange Commission on January 21, 2005, as amended on February 18, 2005, we previously reported our decision to dismiss our former independent registered public accounting firm, Ernst & Young LLP, effective January 17, 2005, and appoint McGladrey & Pullen, LLP as our new independent registered public accounting firm, to perform auditing services beginning with the second fiscal quarter ended December 31, 2004.

          During our most recent two fiscal years and from July 1, 2004 through January 17, 2005, there were no "reportable events" as such term is described in
Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended; however, we were advised by Ernst & Young LLP that there were control deficiencies related to our financial statement close process which contributed to the errors in the initial filing of our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which errors had been corrected by us in Form 10-K/A amendments. These control deficiencies included a lack of secondary review within Lantronix and the failure to incorporate final changes prior to filing. Ernst & Young LLP further advised that our processes to document contract manufacturer inventory and purchase order transactions contributed to significant errors in reconciling our records. These conditions were determined to be reportable conditions under the standards established by the American Institute of Certified Public Accountants.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of our fiscal year. This evaluation included consideration of the controls, processes and procedures that comprise our internal control over financial reporting. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2005, as a result of the material weakness in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

         DISCUSSION OF MATERIAL WEAKNESS IN INTERNAL CONTROL

         During fiscal 2005, the Company experienced personnel changes within its accounting and finance department. As a result of numerous adjustments identified during our financial statement close process and audit adjustments, we underwent a process to review our significant accounting practices, improve accounting accuracy and identify process improvements. We anticipate implementing these and other process improvements as we begin our readiness to implement the provisions of Section 404 of Sarbanes-Oxley Act of 2002. As a result of the numerous entries recorded in connection with the fiscal 2005 audit and financial statement close process, we determined that there was a material weakness in our internal controls over financial reporting. The following discussion sets forth the basis for concluding that the significant deficiencies described below aggregate to a material weakness:


         1. As of June 30, 2005, the Company did not maintain effective controls over the accrual of certain liabilities. With respect to this, we:

                  a. Accrued for our audit and tax professional fees based upon the expected cost of the fiscal 2005 financial statement audit and tax returns as opposed to accounting for such costs on an as incurred basis. For example, audit and tax professional fees were accrued based upon estimates of annual audit and tax services related to the current fiscal year's activities, ratably during the fiscal year. During the fiscal 2005 audit, we became aware of guidance from the American Institute of Certified Public Accountants ("AICPA"), which suggests that fees for audit work or tax services should be accrued as incurred instead of recorded based upon the expected cost of the services for that fiscal year. Since a significant portion of our external auditor's audit procedures occurred subsequent to June 30, 2005, the Company over-accrued its audit fees.

                  b. Accrued for general liabilities for which we were unable to substantiate with specific liabilities. Although previously amounts were accrued to reasonably provide for unknown and unspecific events, current accounting trends discourage the use of general reserves, limiting reserves to only amounts that can be specifically estimated, or for which a liability is more certain and can be determined. During the fourth fiscal quarter of 2005, we eliminated our general reserve, which had previously provided for events that might arise subsequent to the end of the accounting period, including minor accounting adjustments prior to filing our financial reports, or thereafter.

                  c. Under accrued our legal fee liability at year-end. As part of our financial statement close process, we contact all attorneys serving us, asking them to describe their services, and to include a statement of their outstanding legal fees unpaid by us as of June 30, 2005. Our attorneys complied with our request and initially provided a balance that included, in part, unbilled legal fees, which total balance we included in our consolidated financial statements. Subsequently, certain attorneys provided a new, higher balance, requiring an adjustment.

         Specifically, this control deficiency resulted in an adjustment to reduce selling, general and administrative expenses as originally reported in our first, second and third fiscal quarter of 2005 consolidated financial statements by $106,000, $107,000 and $116,000, respectively.

2. As of June 30, 2005, we did not maintain sufficient accounting expertise to allow for the proper application of generally accepted accounting principles for a certain complex transaction. Specifically, we concluded that an agreement with a terminated employee included a modification of an employee stock option grant and a charge to stock-based compensation was recorded. Upon further review it was determined that the terms of the grant were defined under the original employment agreement and, as such, a stock option modification did not occur at the time of termination. Specifically, this control deficiency resulted in an adjustment to reduce stock-based compensation expense as originally reported in our first, second and third fiscal quarter of 2005 consolidated financial statements by $118,000, $10,000 and $30,000, respectively.

3. As of June 30, 2005, our internal controls over financial reporting intended to ensure adequate control over end-user computing spreadsheets were not designed properly. The use of large and complex Excel spreadsheets contributed to an error in calculating our year end fiscal 2005 reserve for excess and obsolete inventory. This control deficiency did not result in an adjustment to amounts as originally reported in our consolidated financial statements.


(b) Changes in internal controls.

         There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         PLAN FOR REMEDIATION OF MATERIAL WEAKNESS

         However, we are in the process of completing remediation efforts relating to the material weakness, which is described above. Management has reviewed with the Audit Committee of the Board of Directors the internal control deficiencies that constitute significant deficiencies and a material weakness in our internals control over financial reporting as of June 30, 2005. Management has adopted, with the Audit Committee's concurrence, certain remedial measures that are designed to improve our control environment. These remedial measures include, but are not limited to, the following:

         o Implement a process whereby a centralized accounts payable function receives all incoming invoices and accrues for such invoices upon receipt.

         o Update the Company's accounting policies and procedures to ensure the proper accrual of professional fees and other liabilities.

         o Implement a process whereby the Company's accounting conclusions on complex transactions are reviewed by an external consultant that is considered a GAAP expert.

         o The review, revision or establishment of new policies and procedures to ensure the proper accounting and documentation for accounting conclusions reached during the preparation of significant accounting estimates and reserves and for recording complex transactions.

         o For significant accounting processes that use complex spreadsheets, identify and implement alternative computing solutions that are designed with appropriate internal controls or put in place controls over existing end-user computing spreadsheets.

ITEM 9B. OTHER INFORMATION

         Subsequent to the September 8, 2005 announcement of our preliminary fourth quarter and full fiscal year results for 2005, we have made certain adjustments to our announced results. During the fourth fiscal quarter, adjustments were identified which pertained to our unaudited first, second and third fiscal 2005 quarters. The unaudited quarterly financial information for those fiscal 2005 quarters has been restated to reflect adjustments to net loss from continuing operations and net loss, and to properly (i) accrue professional fees and other accrued liabilities by reducing selling, general and administrative expenses as originally reported in the Company's first, second and third fiscal quarter 2005 consolidated financial statements by $106,000, $107,000 and $116,000, respectively, and (ii) account for a stock option grant by reducing stock-based compensation expense as originally reported in our first, second and third fiscal 2005 quarters consolidated financial statements by $118,000, $10,000 and $30,000, respectively. The effect of these and other adjustments modifies the net loss of $15,000 announced on September 8, 2005 for the fourth fiscal quarter of 2005, to a net loss of $549,000 for that quarter. The determination to restate our unaudited first, second and third fiscal 2005 quarters as described above was made by our management in consultation with our Audit Committee on September 26, 2005. We have determined that the effect of these adjustments on the first, second and third fiscal quarter of 2005 is immaterial and we do not intend to file amended Forms 10-Q for these periods. The adjustments had an immaterial effect on our consolidated balance sheets at the end of each of the adjusted periods and had no impact on net revenues or operating cash flows for those periods. In addition, we evaluated whether any of the adjustments impacted our prior year consolidated financial statements and determined that they (i) did not impact the prior year periods or (ii) were immaterial to the prior year periods.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth in Part I, Item 1 above, and are incorporated herein by reference.

The following information is included in our Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days after our fiscal year ended June 30, 2005 (the "Proxy Statement") and is incorporated herein by reference:

         o Information regarding our directors who are standing for reelection is set forth under "Election of Directors"

         o Information regarding our Audit Committee and designated "audit committee financial experts" is set forth under "Election of Directors -- Audit Committee"

         o Information on our code of business conduct and ethics for directors, officers and employees is set forth under "Code of Ethics and Complaint Procedure,"

         o Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance"

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding compensation of our named executive officers is set forth under "Executive Compensation and Related Information" in the Proxy Statement and is incorporated herein by reference. Information regarding compensation of our directors is set forth under "Director Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference. Information regarding our equity compensation plans is set forth under "Equity Compensation Plan Information" in the Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is set forth under "Related Party Transactions" in the Proxy Statement and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information regarding principal auditor fees and services is set forth under "Ratification of Appointment of Independent Registered Public Accountants" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      1. CONSOLIDATED FINANCIAL STATEMENTS

         The following financial statement schedule of the Company and related Report of Independent Registered Public Accounting Firm is filed as part of this Form 10-K.

                                                                                                                    PAGE
                                                                                                                    ----
         Report of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP........................... F-1
         Report of Independent Registered Public Accounting Firm, Ernst & Young LLP................................. F-2
         Consolidated Balance Sheets as of June 30, 2005 and 2004................................................... F-3
         Consolidated Statements of Operations for the fiscal years ended June 30, 2005, 2004 and 2003.............. F-4
         Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 2005, 2004 and 2003.... F-5
         Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2005, 2004 and 2003 ............. F-6
         Notes to Consolidated Financial Statements.............................................................. F-7 - F-30

         2. FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule of the Company and related
Report of Independent Registered Public Accounting Firm is filed as part of this
Form 10-K.
                                                                                                                   PAGE
                                                                                                                   ----

         (1)      Report of Independent Registered Public Accounting Firm on
                  Financial Statement Schedule.                                                                     S-1

         (2)      Schedule II-Consolidated Valuation and Qualifying Accounts                                        S-2


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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Lantronix, Inc.
Irvine, California

     We have audited the consolidated balance sheet of Lantronix, Inc. as of June 30, 2005, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the 2005 financial statement schedule listed at Item 15. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lantronix, Inc. as of June 30, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ MCGLADREY & PULLEN, LLP

Irvine, California
September 20, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lantronix, Inc.


          We have audited the accompanying consolidated balance sheet of Lantronix, Inc. as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lantronix, Inc. at June 30, 2004, and the consolidated results of its operations and its cash flows for each of the two fiscal years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.



/S/ ERNST & YOUNG LLP

ORANGE COUNTY, CALIFORNIA
SEPTEMBER 10, 2004

                                               LANTRONIX, INC.

                                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                               JUNE 30,          JUNE 30,
             ASSETS                                                              2005              2004
             ------                                                          ------------      ------------
Current Assets:
        Cash and cash equivalents                                            $      6,690      $      9,128
        Marketable securities                                                          85             3,050
        Accounts receivable, (net of allowance for doubtful accounts of
          $158 and $177 at June 30, 2005 and 2004, respectively)                    2,646             3,242
        Inventories                                                                 6,828             6,677
        Contract manufacturers' receivable, (net of allowance of
          $22 and $38 at June 30, 2005 and 2004, respectively)                        711               999
        Settlements receivable                                                      1,200                --
        Prepaid expenses and other current assets                                   1,055             1,450
                                                                             ------------      ------------
             Total current assets                                                  19,215            24,546

        Property and equipment, net                                                   674               865
        Goodwill                                                                    9,488             9,488
        Purchased intangible assets, net                                              559             2,056
        Officer loans (net of allowance of $4,470
          at June 30, 2005 and 2004, respectively)                                    116               110
        Other assets                                                                   65               185
                                                                             ------------      ------------
             Total assets                                                    $     30,117      $     37,250
                                                                             ============      ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current Liabilities:
        Accounts payable                                                     $      4,702      $      4,049
        Accrued payroll and related expenses                                        1,296             1,599
        Warranty reserve                                                            1,248             1,770
        Restructuring reserve                                                         264               752
        Accrued settlements                                                         1,200                --
        Other current liabilities                                                   2,812             2,922
        Bank line of credit                                                            --               500
        Convertible note payable                                                       --               867
                                                                             ------------      ------------
             Total current liabilities                                             11,522            12,459
Other long-term liabilities                                                            76                --
Long-term capital lease obligations                                                    51                --

Commitments and contingencies

Stockholders' equity:
        Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
          none issued and outstanding                                                  --                --
        Common stock, $0.0001 par value; 200,000,000 shares authorized;
          58,790,413 and 58,154,747 shares issued and outstanding at
          June 30, 2005 and 2004, respectively                                          6                 6
        Additional paid-in capital                                                181,264           180,712
        Deferred compensation                                                         (17)             (103)
        Accumulated deficit                                                      (163,082)         (156,078)
        Accumulated other comprehensive income                                        297               254
                                                                             ------------      ------------
             Total stockholders' equity                                            18,468            24,791
                                                                             ------------      ------------
             Total liabilities and stockholders' equity                      $     30,117      $     37,250
                                                                             ============      ============
                                           See accompanying notes





                                            LANTRONIX, INC.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        YEARS ENDED JUNE 30,
                                                                        --------------------

                                                                   2005          2004         2003
                                                                 --------      --------      --------
Net revenues (A)                                                 $ 48,502      $ 48,885      $ 49,389
Cost of revenues (B)                                               24,326        25,026        36,264
                                                                 --------      --------      --------
Gross profit                                                       24,176        23,859        13,125
                                                                 --------      --------      --------
Operating expenses:
     Selling, general and adminstrative (C)                        24,610        23,293        28,660
     Research and development (C)                                   6,314         7,813         9,430
     Stock-based compensation (B) (C)                                 171           347         1,453
     Amortization of purchased intangible assets                       65           148           602
     Impairment of purchased intangible assets                         --            --         2,353
     Restructuring (recovery) charges                                  --        (2,093)        5,600
     Litigation settlement costs                                       --            --         1,533
                                                                 --------      --------      --------
Total operating expenses                                           31,160        29,508        49,631
Loss from operations                                               (6,984)       (5,649)      (36,506)
Interest income (expense), net                                        (20)           50           248
Other income (expense), net                                           173        (5,333)         (926)
                                                                 --------      --------      --------
Loss before income taxes                                           (6,831)      (10,932)      (37,184)
Provision (benefit) for income taxes                                  229          (325)          250
                                                                 --------      --------      --------
Loss from continuing operations                                    (7,060)      (10,607)      (37,434)
Income (loss) from discontinued operations                             56        (5,047)      (10,115)
                                                                 --------      --------      --------
Net loss                                                         $ (7,004)     $(15,654)     $(47,549)
                                                                 ========      ========      ========

Basic and diluted loss per share:
     Loss from continuing operations                             $  (0.12)     $  (0.19)     $  (0.69)
     Income (loss) from discontinued operations                        --         (0.09)        (0.19)
                                                                 --------      --------      --------
Basic and diluted net loss per share                             $  (0.12)     $  (0.28)     $  (0.88)
                                                                 ========      ========      ========

Weighted average shares (basic and diluted)                        58,202        56,862        54,329
                                                                 ========      ========      ========

(A) Includes net revenues from related party                     $  1,136      $  1,416      $  1,845
                                                                 ========      ========      ========

(B) Cost of revenues includes the following:
          Amortization of purchased intangible assets            $  1,432      $  2,071      $  3,619
          Impairment of purchased intangible assets                    --            --         3,082
          Stock-based compensation                                     --            48            89
                                                                 --------      --------      --------
                                                                 $  1,432      $  2,119      $  6,790
                                                                 ========      ========      ========
(C) Stock-based compensation is excluded from the following:
          Selling, general and administrative expenses           $    160      $    306      $  1,074
          Research and development expenses                            11            41           379
                                                                 --------      --------      --------
                                                                 $    171      $    347      $  1,453
                                                                 ========      ========      ========

                                        See accompanying notes





                                                           LANTRONIX, INC.

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 NOTES                                    ACCUMULATED       TOTAL
                                                  ADDITIONAL   RECEIVABLE                                    OTHER          STOCK-
                               COMON STOCK         PAID-IN        FROM       DEFERRED       ACCUMULATED   COMPREHENSIVE    HOLDERS'
                           SHARES       AMOUNT     CAPITAL      OFFICERS    COMPENSATION      DEFICIT     INCOME (LOSS)     EQUITY
                        -----------    -------   -----------    --------    ------------    -----------    -----------    ---------
Balance at
  June 30, 2002          54,252,528    $     5   $   179,547    $    (28)   $     (4,546)   $   (92,875)   $        54    $  82,157
   Stock options
     exercised              152,004         --            37          --              --             --             --           37
   Repurchase of
     common stock          (448,335)        --            --          --              --             --             --           --
   Employee stock
     purchase plan          406,205         --           280          --              --             --             --          280
   Deferred
     compensation
     net                         --         --        (2,310)         --           2,548             --             --          238
   Stock-based
     compensation                --         --            --          --           1,303             --             --        1,303
   Repayment of
     notes
     receivable                  --         --            --          28              --             --             --           28
   Premise
     settlement           1,063,372          1         1,074          --              --             --             --        1,075
   Components of
     comprehensive
     loss:
     Translation
       adjustment                --         --            --          --              --             --            148          148
     Net loss                    --         --            --          --              --        (47,549)            --      (47,549)
                                                                                                                          ---------
   Comprehensive
     loss                        --         --            --          --              --             --             --      (47,401)
                        -----------    -------   -----------    --------    ------------    -----------    -----------    ---------
Balance at
  June 30, 2003          55,425,774          6       178,628          --            (695)      (140,424)           202       37,717
   Stock options
     exercised              496,335         --           359          --              --             --             --          359
   Employee stock
     purchase plan          505,935         --           369          --              --             --             --          369
   Deferred
     compensation
     net                         --         --          (197)         --             197             --             --           --
   Stock-based
     compensation                --         --            --          --             395             --             --          395
   Dunstan
     settlement           1,726,703         --         1,553          --              --             --             --        1,553
   Components of
     comprehensive
     loss:
     Translation
       adjustment                --         --            --          --              --             --             52           52
     Net loss                    --         --            --          --              --        (15,654)            --      (15,654)
                                                                                                                          ---------
   Comprehensive
     loss                        --         --            --          --              --             --             --      (15,602)
                        -----------    -------   -----------    --------    ------------    -----------    -----------    ---------
Balance at
  June 30, 2004          58,154,747          6       180,712          --            (103)      (156,078)           254       24,791
   Stock options
     exercised              281,862         --           193          --              --             --             --          193
   Employee stock
     purchase plan          353,804         --           275          --              --             --             --          275
   Stock-based
     compensation                --         --            84          --              86             --             --          170
   Components of
     comprehensive
     loss:
     Translation
       adjustment                --         --            --          --              --             --            (42)         (42)
     Change in net
       unrealized
       income on
       investment                --         --            --          --              --             --             85           85
     Net loss                    --         --            --          --              --         (7,004)            --       (7,004)
                                                                                                                          ---------
   Comprehensive loss            --         --            --          --              --             --             --       (6,961)
                        -----------    -------   -----------    --------    ------------    -----------    -----------    ---------
Balance at
  June 30, 2005          58,790,413    $     6   $   181,264    $     --    $        (17)   $  (163,082)   $       297    $  18,468
                        ===========    =======   ===========    ========    ============    ===========    ===========    =========

                                                       See accompanying notes.




                                                     LANTRONIX, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)


                                                                                         YEARS ENDED JUNE 30,
                                                                                         --------------------
Cash flows from operating activities:                                               2005          2004          2003
                                                                                  --------      --------      --------
Net loss from continuing operations                                               $ (7,060)     $(10,607)     $(37,434)
Net income (loss) from discontinued operations                                          56        (5,047)      (10,115)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                    611         1,742         2,361
       Amortization of purchased intangible assets                                   1,497         2,219         4,221
       Impairment of goodwill and purchased intangible assets                           --            --         5,435
       Stock-based compensation                                                        171           395         1,542
       Deferred income taxes                                                            --          (600)           --
       Provision for doubtful accounts                                                 140          (164)         (473)
       Provision for inventory reserve                                                 163           368         4,189
       Loss on disposal of fixed assets                                                 22            25            --
       Equity losses from unconsolidated business                                       --           413         1,303
       Loss on sale of long-term investment                                             --            31            --
       Restructuring (recovery) charges                                                (56)       (1,551)        5,600
       Litigation settlement costs                                                      --            --         1,533
       Revaluation of strategic investment                                              --         5,007            --
       Foreign currency transaction gain                                                78            --            --
       Changes in operating assets and liabilities:
             Accounts receivable                                                       456           708         2,875
             Inventories                                                              (315)          199           581
             Contract manufacturers' receivable                                        289           777          (154)
             Prepaid expenses and other current assets                                 843         1,173         1,729
             Other assets                                                              112           (28)          148
             Accounts payable                                                          650          (725)          195
             Due to related party                                                       --            --          (246)
             Due to Gordian                                                             --        (1,000)       (2,000)
             Accrued settlements                                                        --            --        (2,004)
             Warranty reserve                                                         (522)          577           714
             Restructuring reserve                                                    (432)         (932)       (2,772)
             Other current liabilities                                              (1,073)          732        (1,906)
             Net assets of discontinued operations                                      --         3,351         7,108
                                                                                  --------      --------      --------
            Net cash used in operating activities                                   (4,370)       (2,937)      (17,570)
                                                                                  --------      --------      --------
Cash flows from investing activities:
       Purchases of property and equipment                                            (124)         (248)         (222)
       Purchases of marketable securities                                           (1,000)         (552)      (11,000)
       Proceeds from sale of long-term investment                                       --             7            --
       Proceeds from sale of marketable securities                                   4,050         4,252        11,250
       Acquisition of business, net of cash acquired                                    --            --        (2,114)
                                                                                  --------      --------      --------
       Net cash provided by (used in) investing activities                           2,926         3,459        (2,086)
                                                                                  --------      --------      --------
Cash flows from financing activities
       Net proceeds from issuances of common stock                                     468           726           317
       Payment of convertible note payable                                            (867)           --            --
       Proceeds from repayment of notes receivable from officers                        --            --            28
       (Payment) borrowing of line of credit                                          (500)          500            --
       Payment on capital lease obligations                                            (11)           --            --
                                                                                  --------      --------      --------
       Net cash (used in) provided by financing activities                            (910)        1,226           345
                                                                                  --------      --------      --------
Effect of foreign exchange rate changes on cash                                        (84)           52           148
                                                                                  --------      --------      --------
Increase (decrease) in cash and cash equivalents                                    (2,438)        1,800       (19,163)
Cash and cash equivalents at beginning of period                                     9,128         7,328        26,491
                                                                                  --------      --------      --------
Cash and cash equivalents at end of period                                        $  6,690      $  9,128      $  7,328
                                                                                  ========      ========      ========
Supplemental disclosure of cash flow information:
       Interest paid                                                              $     85      $     43      $     13
       Income taxes paid                                                          $    179      $    708      $     49

                                                 See accompanying notes


                                                          F-6

                                 LANTRONIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2005


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

          The Company has incurred losses from operations and has reported negative operating cash flows. As of June 30, 2005, the Company had an accumulated deficit of $163.1 million and cash and cash equivalents and marketable securities of $6.8 million. The Company has no material financial commitments other than operating lease agreements and inventory purchase orders. The Company believes that its existing cash and cash equivalents, and any cash generated from operations, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months. Long term the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. At June 30, 2005, approximately $2.5 million of the Company's net tangible assets (primarily cash held in foreign bank accounts) were located outside the U.S. Such assets are unrestricted with regard to foreign liquidity needs, however, the ability of the Company to utilize such assets to satisfy liquidity needs outside of such foreign locations are subject to approval by the foreign location board of directors.

          In March 2004, the Company completed the sale of substantially all of the net assets of Premise Systems, Inc. ("Premise") (Note 8). The Company's consolidated financial statements have been presented to reflect Premise as a discontinued operation for all periods presented.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The industry in which the Company operates is characterized by rapid technological change and short product life cycles. As a result, estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, sales returns and allowances, inventory reserves, allowance for officer loans, strategic investments, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, warranty reserves, restructuring costs, litigation and other contingencies. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

REVENUE RECOGNITION

         The Company does not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company's price to the buyer is fixed or determinable; and collectibility is reasonably assured. However, a significant portion of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions The recognition of revenue and related cost of revenues from sales to distributors are deferred until the distributor resells the product. Net revenue from certain smaller distributors, for which point-of-sale information is not available, is recognized approximately one month after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end user.

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

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


         Revenue from the licensing of software is recognized at the time of shipment (or at the time of resale in the case of software products sold through distributors), provided the Company has vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Additionally, the Company sells extended warranty services which extend the warranty period for an additional one to three years, depending upon the product. Warranty revenue is recognized ratably over the warranty service period.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

          The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company's allowance for doubtful accounts is based on its assessment of the collectibility of specific customer accounts, the aging of accounts receivable, the Company's history of bad debts and the general condition of the industry. Accounts that are deemed uncollectible are written off against the allowance for doubtful accounts. If a major customer's creditworthiness deteriorates, or the Company's customers' actual defaults exceed its historical experience, its estimates could change and impact their reported results. The Company also maintains a reserve for uncertainties relative to the collection of officer notes receivable. Factors considered in determining the level of this reserve include the value of the collateral securing the notes, our ability to effectively enforce collection rights and the ability of the former officers to honor their obligations.

CONCENTRATION OF CREDIT RISK

         The Company's accounts receivable are derived from revenues earned from customers located throughout North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Credit losses have historically been within management's expectations. The Company generally does not require collateral or other security from its customers. The Company invests its excess cash in deposits with major banks, in U.S. Government agencies, state, municipal and county government notes and bonds.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist principally of cash, cash equivalents, marketable securities, accounts receivable, notes receivable, contract manufacturers' receivable, accounts payable, convertible note payable, bank line of credit and accrued liabilities. The Company believes all of the financial instruments' recorded values approximate current values because of the nature and short duration of these instruments.

FOREIGN CURRENCY TRANSLATION

         The financial statements of foreign subsidiaries whose functional currency is not the U.S. dollar have been translated to U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Foreign currency assets and liabilities are valued in U.S. dollars at the end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect during each period. Exchange gains and losses from foreign currency translations are reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Exchange gains and losses from foreign currency transactions are recognized in the consolidated statement of operations and historically have not been material.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


INVESTMENTS

         AVAILABLE-FOR-SALE INVESTMENTS

         The Company accounts for its investments in debt and equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The Company classifies its marketable securities as available-for-sale under SFAS 115. Marketable securities consist of equity securities and obligations of municipal government notes and bonds which can be readily converted to cash. Debt securities are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated comprehensive income, net of tax.

         LONG-TERM INVESTMENTS

         The Company is accounting for its long-term investment in Xanboo Inc. ("Xanboo") under the equity method based upon the Company's ability, through representation on Xanboo's board of directors, to exercise significant influence over its operations. Under the equity method of accounting, the Company's proportionate share of income or losses from the long-term investment, and any gain or loss on disposal, are recorded in other expense, net.

         IMPAIRMENT OF INVESTMENTS

         The Company periodically reviews its investments for which fair value is less than cost to determine if the decline in value is other-than-temporary. Additionally, the Company monitors its long-term investment for impairment and makes appropriate reductions in the carrying value if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of the investment. If the decline in value is judged to be other-than-temporary, the cost basis of the security is written down to fair value. The Company generally believes an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for two consecutive fiscal quarters, absent evidence to the contrary.

INVENTORIES

         Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. The Company provides reserves for excess and obsolete inventories determined primarily based upon estimates of future demand for the Company's products. Shipping and handling costs are classified as a component of cost of revenues in the consolidated statements of operations.

PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the assets' estimated useful lives ranging from three to five years. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease term or five years. Major renewals and betterments are capitalized, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed as incurred.

CAPITALIZED INTERNAL USE SOFTWARE COSTS

         The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized computer software costs consist of purchased software licenses and implementation costs. As of June 30, 2005 and 2004, $11,000 and $75,000, respectively, are included in computer and office equipment in the accompanying consolidated balance sheets. The capitalized software costs are being amortized on a straight-line basis over a period of three years. Amortization for the fiscal years ended June 30, 2005, 2004 and 2003 totaled $64,000, $659,000 and $776,000, respectively. Capitalized internal use software with a net carrying amount of approximately $107,000 was written off for the fiscal year ended June 30, 2003 as a result of the Company's fiscal 2003 restructuring plan (Note 7). No similar write-offs were recorded for the fiscal years ended June 30, 2005 and June 30, 2004.

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


GOODWILL AND PURCHASED INTANGIBLE ASSETS

         Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth fiscal quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill. The Company generally determines the fair value of its reporting units using the market or income approach methodology of valuation that includes comparing to market values of similar companies, the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill.

         The Company accounts for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements." Impairment is based on the excess of the carrying amount over the fair value of those assets.

DISCONTINUED OPERATIONS

      In accordance with SFAS 144, all of the assets and liabilities within a separate business segment or reporting unit that has been disposed of through closure or sale, or are classified as held for sale, are disclosed separately as assets or liabilities within discontinued operations in the consolidated balance sheets for all periods presented. The assets and liabilities are deemed to be held for sale upon management's approval and commitment to a plan to dispose of or sell the business segment or reporting unit. Also, the revenues and expenses associated with these business segments or reporting units are included within loss from discontinued operations, net of tax, in the consolidated statements of operations for all periods presented.

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

STOCK-BASED COMPENSATION

         The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS 148"). Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS 123.

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


         The Company also complies with Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The rules require that the intrinsic value of unvested options be allocated to deferred compensation and recognized as stock-based compensation expense ratably over the remaining future vesting period. In the event that a holder does not fully vest in the unvested options, the unamortized portion of deferred compensation is eliminated.

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

         Pro forma information regarding net income loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123.

         The value of the Company's stock-based awards granted to employees prior to the Company's initial public offering in August 2000 was estimated using the minimum value method, which does not consider stock price volatility. Stock-based awards granted subsequent to the initial public offering have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company's stock price, determined in accordance with SFAS 123, in arriving at an option valuation. Estimates and other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted prior to the initial public offering under the minimum value method.

          The fair value of options granted to employees after the initial public offering were estimated using the following weighted average assumptions (in thousands except per share data):

                                                       YEARS ENDED JUNE 30,
                                                  2005        2004         2003
                                                  ----        ----         ----
Expected life (in years)                          4.00        4.00         4.00
Volatility                                        0.97        1.24         1.28
Risk-free interest rate                           3.57%       3.60%        1.90%
Dividend yield                                    0.00%       0.00%        0.00%
Weighted average fair value                     $ 0.80      $ 1.09       $ 0.68

         For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying instruments. The results of applying SFAS 123 to the Company's stock-based awards to employees would approximate the following (in thousands except per share data):

                                            LANTRONIX, INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                             JUNE 30, 2005


                                                                        YEARS ENDED JUNE 30,
                                                                        --------------------
                                                                   2005          2004          2003
                                                                 --------      --------      --------

Net loss as reported                                             $ (7,004)     $(15,654)     $(47,549)

Add: Stock-based employee compensation expense included
     in net loss - as reported, net of related tax effects            171           395         1,542

Deduct: Stock-based employee compensation expense determined
     under fair value method, net of related tax effects           (1,186)       (3,092)       (6,304)
                                                                 --------      --------      --------
Net loss - pro forma                                             $ (8,019)     $(18,351)     $(52,311)
                                                                 ========      ========      ========
Net loss per share (basic and diluted) - as reported             $  (0.12)     $  (0.28)     $  (0.88)
                                                                 ========      ========      ========
Net loss per share (basic and diluted) - pro forma               $  (0.14)     $  (0.32)     $  (0.96)
                                                                 ========      ========      ========

LOSS PER SHARE

         Basic and diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the year.

          The following table presents the computation of net loss per share (in thousands except per share data).


                                                                        YEARS ENDED JUNE 30,
Numerator                                                          2005          2004          2003
                                                                 --------      --------      --------
      Loss from continuing operations                            $ (7,060)     $(10,607)     $(37,434)
      Income (loss) from discontinued operations                       56        (5,047)      (10,115)
                                                                 --------      --------      --------
      Net Loss                                                   $ (7,004)     $(15,654)     $(47,549)
                                                                 ========      ========      ========
Denominator
      Weighted-average shares outstanding                          58,534        57,194        54,661
      Less: Unvested common shares outstanding                       (332)         (332)         (332)
                                                                 --------      --------      --------
Denominator for basic and diluted loss per share                   58,202        56,862        54,329
                                                                 ========      ========      ========

Basic and diluted loss per share from continuing operations      $  (0.12)     $  (0.19)     $  (0.69)
Basic and diluted income (loss) from discontinued operations         0.00         (0.09)        (0.19)
                                                                 --------      --------      --------
Basic and diluted net loss per share                             $  (0.12)     $  (0.28)     $  (0.88)
                                                                 ========      ========      ========


         Common stock equivalents of 2,297,323, 1,126,503 and 453,053 have been excluded from the diluted net loss per share calculation for the fiscal years ended June 30, 2005, 2004 and 2003, respectively, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

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

WARRANTY

         Upon shipment to its customers, the Company provides for the estimated cost to repair or replace products to be returned under warranty. The Company's products typically carry a one-to two-year warranty. In addition, certain products that were sold prior to August 2003 carry a five-year warranty.

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, the Company sells extended warranty services, which extend the warranty period for an additional one to three years depending upon the product.

ADVERTISING COSTS

         The Company expenses advertising costs as incurred. Advertising expense was approximately $1.1 million, $392,000, and $336,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Other accumulated comprehensive loss includes foreign currency translation adjustments and unrealized gains on investments.

SEGMENT INFORMATION

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has only one reportable segment, networking and internet connectivity.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB 43, Chapter 4" ("SFAS 151"). This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between Generally Accepted Accounting Principles ("GAAP") in the U.S. and accounting principles developed by the International Accounting Standards Board ("IASB"). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and spoilage costs should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. Management does not expect the adoption of SFAS 151 to have a material impact on the Company's financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R"), which is a revision to SFAS 123 and which supersedes APB 25 and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R established the accounting treatment for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R requires the Company to value the share-based compensation based on the classification of the share-based award. If the share-based award is to be classified as a liability, the Company must re-measure the award at each balance sheet date until the award is settled. If the share-based award is to be classified as equity, the Company will measure the value of the share-based award on the date of grant but the award will not be re-measured at each balance sheet date. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


originally issued and EITF 96-18. SFAS 123R is effective for public companies that do not file as small business issuers no later than the beginning of the first fiscal year beginning after June 15, 2005. All public companies must use either the modified prospective or modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity classified awards that were granted prior to the effective date should continue to be accounted for in accordance to SFAS 123 except that the amounts must be recognized in the statement of operations. Under the modified retrospective method, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect SFAS 123 amounts in the statement of operations. The Company expects to adopt SFAS 123R under the modified prospective method. The adoption of SFAS 123R will have a significant impact on the Company's reported results of operations, although it will not have a significant impact on the overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because that will depend on the fair value and number of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123, assuming the application of the Black-Scholes model as described in the above stock-based compensation disclosure of pro forma net loss and pro forma loss per share.

         In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements." The Company will adopt the provisions of SFAS 154 in fiscal 2007 consolidated financial statements. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company's consolidated financial statements.

         Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

2.       BUSINESS COMBINATIONS

         During August 2002, the Company completed the acquisition of Stallion Technologies PTY, LTD ("Stallion"). This acquisition was accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations of this acquisition commencing as of its acquisition date. The acquisition of Stallion complemented the Company's existing multi-port and terminal server product lines.

         The Stallion agreement required the Company to pay $1.2 million in cash consideration and establish a cash escrow account in the amount of $867,000 at the acquisition date to be used in lieu of the Company's common stock in the event that the Company was unable to issue registered shares by October 31, 2002. The Company was not able to issue registered shares by October 31, 2002 in accordance with the terms of the acquisition agreement, and the cash escrow of $867,000 was released on November 1, 2002. In addition, the Company issued a two-year convertible note payable in the principal amount of $867,000, which was due and paid in August 2004 (Note 9). The Company relied on the exemption in
Section 4 (2) of the Securities Act of 1933, in that the offering of the convertible note payable was not a public offering.

ALLOCATION OF PURCHASE CONSIDERATION

         The Company obtained an independent appraisal of the fair value of the tangible and intangible assets acquired in order to allocate the purchase price. Based upon the appraisal, the purchase price was allocated as follows (in thousands):

                                       NET                                           DEFERRED
                                   LIABILITIES                        PURCHASED         TAX              TOTAL
COMPANY ACQUIRED                     ACQUIRED          GOODWILL      INTANGIBLES    LIABILITIES      CONSIDERATION
----------------                     --------          --------      -----------    -----------      -------------

Stallion                           $      (93) (1)    $   2,270      $     1,500    $      (600)     $       3,077
                                   ===========        =========      ===========    ===========      =============


         (1) Net tangible assets acquired in connection with the purchase transaction include the acquisition costs incurred by the Company.

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


3.       SUPPLEMENTARY FINANCIAL INFORMATION

INVENTORIES (IN THOUSANDS)

                                                               JUNE 30,
                                                               --------
                                                         2005            2004
                                                       --------        --------
Raw materials                                          $  3,973        $  4,047
Finished goods                                            7,277           7,368
Inventory at distributors                                 1,181           1,291
                                                       --------        --------
                                                         12,431          12,706
Reserve for excess and obsolete inventory                (5,603)         (6,029)
                                                       --------        --------
                                                       $  6,828        $  6,677
                                                       ========        ========

PROPERTY AND EQUIPMENT (IN THOUSANDS)

                                                               JUNE 30,
                                                               --------
                                                        2005              2004
                                                       -------          -------
Computer and office equipment                          $ 6,171          $ 5,873
Furniture and fixtures                                   1,082              978
Production and warehouse equipment                         582              599
Transportation equipment                                    --               27
                                                       -------          -------
                                                         7,835            7,477
Accumulated depreciation                                (7,161)          (6,612)
                                                       -------          -------
                                                       $   674          $   865
                                                       =======          =======

         As of June 30, 2005, property and equipment includes $203,000, net of $11,000 of accumulated amortization, of office equipment recorded in connection with capital lease obligations.

WARRANTY RESERVE (IN THOUSANDS):

                                                              JUNE 30,
                                                              --------
                                                       2005               2004
                                                     -------            -------
Beginning balance                                    $ 1,770            $ 1,193
Charged to cost of revenues                              (88)             1,168
Usage                                                   (434)              (591)
                                                     -------            -------
Ending balance                                       $ 1,248            $ 1,770
                                                     =======            =======

SUPPLEMENTARY CASH FLOW INFORMATION

          The following table sets forth certain non-cash transactions excluded from the consolidated statement of cash flows (in thousands):

                                                         2005      2004     2003
                                                         ----      ----     ----
Acquisition of equipment through capital leases         $  214     $ --     $ --
Litigation settlement and legal expenses paid
  by insurance carrier                                   1,671       --       --
Tenant leasehold improvements                               98       --       --

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


4.       INVESTMENTS

MARKETABLE SECURITIES

         The Company's available-for-sale investments, which are classified as marketable securities in the consolidated balance sheets, are as follows (in thousands):

                                                       GROSS           GROSS
                                        AMORTIZED   UNREALIZED       UNREALIZED     FAIR
                                          COST         GAINS           LOSSES       VALUE
                                        ---------   ----------       ----------     ------
JUNE 30, 2005
Publicly traded equity securities       $      --   $       85       $       --     $   85
                                        =========   ==========       ==========     ======

JUNE 30, 2004
Municipal government notes and bonds    $   3,050   $       --       $       --     $3,050
                                        =========   ==========       ==========     ======


         There were no gross realized gains and losses related to the Company's available-for-sale investments during the fiscal years ended June 30, 2005 and 2004.

 LONG-TERM INVESTMENTS

         In September and October 2001, the Company paid an aggregate of $3.0 million to Xanboo Inc. for convertible promissory notes, which converted in January 2002, in accordance with their terms, into Xanboo preferred stock. In addition, the Company purchased $4.0 million of Xanboo preferred stock in January 2002. The Company's ownership interest in Xanboo was 14.4% and 14.9% at June 30, 2005 and 2004, respectively. On the basis of events occurring during the fiscal quarter ended June 30, 2004, the Company performed an analysis and recorded a charge in the amount of $5.0 million, representing a write-off of all remaining value of this non-marketable equity security. This charge was included within the consolidated statements of operations as other expense. The Company's interest in the losses of Xanboo aggregating $413,000 and $1.3 million during the fiscal years ended June 30, 2004 and 2003, respectively, were recognized as other expense in the accompanying consolidated statement of operations. As of June 30, 2005 and 2004, the carrying value of our long-term investment in Xanboo was zero.

5.       OFFICER LOANS

         The Company had net outstanding notes receivable from officers of $116,000 and $110,000 (net of allowance of $4.5 million) at June 30, 2005 and 2004, respectively, primarily related to taxes on exercised stock options. These notes are non-recourse, are secured by 2,573,394 shares of common stock, and are interest bearing at rates ranging from 5.19% to 7.50% per annum. Principal and any unpaid interest are due upon any transfer or disposition of the common stock. One of the note holders is the former Chief Executive Officer who assumed the role of Chief Technology and Strategy Officer of the Company effective May 30, 2002 and resigned from the Company effective September 1, 2002. One of the note holders is one of the Company's outside directors and one of the note holders is the former Chief Operating/Chief Financial Officer who was terminated by the Company on May 3, 2002. The Company reduced the carrying amount of the officer loans by $4.5 million by establishing a reserve for uncertainties relative to collection of the related receivables. Factors considered in determining the level of this reserve include the value of the collateral securing the notes, the ability of the Company to effectively enforce its collection rights and the ability of the former officers to honor their obligations to the Company. As of June 30, 2005, no impairment has been recorded as it relates to the note receivable from the outside director.

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


6.       GOODWILL AND PURCHASED INTANGIBLE ASSETS

GOODWILL

         The change in the carrying amount of goodwill is as follows (in thousands):

                                                            JUNE 30,
                                                 2005         2004         2003
                                                ------       ------       ------
Beginning balance                               $9,488       $9,488       $7,218
Goodwill acquired during the period                 --           --        2,270
                                                ------       ------       ------
Ending balance                                  $9,488       $9,488       $9,488
                                                ======       ======       ======

          The above table excludes goodwill impairments as they relate to the sale of the Company's Premise business unit as more fully disclosed in Note 8.

PURCHASED INTANGIBLE ASSETS

         The composition of purchased intangible assets is as follows (in thousands):

                                                       JUNE 30, 2005                            JUNE 30, 2004
                                                       -------------                            -------------
                                USEFUL                  ACCUMULATED                             ACCUMULATED
                                LIVES         GROSS     AMORTIZATION       NET      GROSS       AMORTIZATION         NET
                                -----         -----     ------------       ---      -----       ------------         ---

Existing technology             1 - 5 years  $ 7,090    $    (6,533)     $   557   $ 7,090      $     (5,101)     $ 1,989
Patent/core technology          5                405           (405)          --       405              (365)          40
Tradename/trademark             5                 32            (30)           2        32               (24)           8
Non-compete agreements          2 - 3            140           (140)          --       140              (121)          19
                                             -------    -----------      -------   -------      ------------      -------

Total                                        $ 7,667    $    (7,108)     $   559   $ 7,667      $     (5,611)     $ 2,056
                                             =======    ===========      =======   =======      ============      =======


         The unamortized balance of purchased intangible assets as of June 30, 2005 will be amortized during fiscal 2006 as follows (in thousands):

                                            COST OF        OPERATING
                                            REVENUES        EXPENSES      TOTAL
                                            --------       ---------      -----
Fiscal year ending June 30, 2006            $    557       $       2      $ 559
                                            ========       =========      =====

IMPAIRMENT OF GOODWILL AND PURCHASED INTANGIBLE ASSETS

         During the fiscal quarter ended June 30, 2003, the Company performed an assessment of the value of its purchased intangible assets in accordance with SFAS 144. As a result of industry conditions, continued lower market valuations, reduced estimates in information technology capital equipment spending in the future, and other factors impacting expected future cash flows, the Company determined that there were indicators of impairment to the carrying value of its purchased intangible assets recorded as part of its acquisitions. The Company engaged an independent valuation company to perform a review of the value of its purchased intangible assets. Based on the independent valuations, during the fiscal quarter ended June 30, 2003, the Company recorded a $5.4 million impairment charge of which $2.3 million and $3.1 million were charged to operating expenses and cost of revenues, respectively. No such impairments were recorded for the fiscal years ended June 30, 2005 and 2004.

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


          During the fiscal quarters ended June 30, 2005, 2004 and 2003, the Company completed its annual goodwill impairment tests in accordance with SFAS 142 and determined that no impairment was indicated as the estimated fair values exceeded their respective carrying values.

GORDIAN INTELLECTUAL PROPERTY AGREEMENT

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

         The intellectual property agreement required the Company to pay Gordian $6.0 million in order to acquire an interest in the Gordian intellectual property, which was paid in three installments. The Company paid $3.0 million concurrent with the signing of the agreement, $2.0 million on July 1, 2002 and the remaining $1.0 million on July 1, 2003. The Company agreed to purchase $1.5 million of engineering and support services from Gordian over the next 18 months. The Company is amortizing the intellectual property rights over the remaining life cycles of the products designed by Gordian, or approximately three years. The Company recorded $1.1 million, $1.8 million and $2.5 million of amortization expense included in cost of revenues for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

7.       RESTRUCTURING CHARGES

         From the fiscal quarter ended March 31, 2002 through the fiscal quarter ended March 31, 2003, the Company implemented plans to restructure its operations to prioritize its initiatives around the growth area of its business, focus on profit contribution, reduce expenses, and improve operating efficiency. These restructuring plans included a worldwide workforce reduction, consolidation of excess facilities and other charges. During the fiscal years ended June 30, 2004 and 2003, approximately 58 and 50 employees, respectively, were terminated across all of the Company's business functions and geographic regions in connection with the restructuring plans.

         During the fiscal year ended June 30, 2004, the Company completed the sale of its Premise business unit as more fully disclosed in Note 8. As a result, the Company recorded approximately $670,000 of restructuring charges which are included in loss from discontinued operations in the consolidated statement of operations of which $633,000 related to certain future lease obligations and $37,000 related to workforce reductions of three Premise employees that were not transferred to the buyer.

         During the fiscal year ended June 30, 2004, approximately $2.1 million of restructuring charges were recovered related to a favorable settlement of a contractual obligation, consolidation of excess facilities and workforce reductions which were previously accrued for during the fiscal year ended June 30, 2003. No similar recovery occurred during the fiscal year ended June 30, 2005. The remaining restructuring reserve is related to facility closures in Naperville, Illinois; Hillsboro, Oregon; and Ames, Iowa. Payments under the lease obligations will end in fiscal 2007.

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


         A summary of the activity in the restructuring liability account is as follows (in thousands):

                                                                        RESTRUCTURING RESERVE
                                                                            CONSOLIDATION
                                                               WORKFORCE      OF EXCESS        CONTRACTUAL
                                                               REDUCTIONS     FACILITIES        OBLIGATIONS      TOTAL
                                                               ---------      ---------        -----------      -------

Restructuring liabilities at June 30, 2003                     $     260      $     975        $     2,000      $ 3,235

Restructuring recovery                                              (183)          (360)            (1,550)      (2,093)
Restructuring activity included in discontinued operations            21            521                 --          542
Cash payments                                                        (98)          (384)              (450)        (932)
                                                               ---------      ---------        -----------      -------
Restructuring liabilities at June 30, 2004                            --            752                 --          752

Restructuring activity included in discontinued operations            --            (56)                --          (56)
Cash payments                                                         --           (432)                --         (432)
                                                               ---------      ---------        -----------      -------
Restructuring liabilities at June 30, 2005                     $      --      $     264        $        --      $   264
                                                               =========      =========        ===========      =======

8.       DISCONTINUED OPERATIONS

         In March 2004, the Company completed the sale of substantially all of the net assets of its Premise business unit for $1.0 million. Additionally, the Company incurred $383,000 of disposal costs.

         The net revenues and loss from discontinued operations are as follows
(in thousands):

                                                                        YEARS ENDED JUNE 30,
                                                                   2005         2004          2003
                                                                 --------     --------      --------

Net revenues                                                     $     --     $     86      $    120
                                                                 ========     ========      ========

Gain (Loss) from discontinued operations                         $     56     $ (5,639)     $(10,115)
Gain on sale of assets of discontinued operations                      --          592            --
                                                                 --------     --------      --------
Loss from discontinued operations, net of income taxes of $0     $     56     $ (5,047)     $(10,115)
                                                                 ========     ========      ========


          The Company performed its annual impairment tests under the guidelines of SFAS 142 as of April 1, 2003. The Company compared the carrying value of each reporting unit to its estimated fair value calculated with the assistance of an independent valuation company. An impairment loss was recognized for reporting units where the carrying value of their goodwill exceeded the implied fair value of goodwill. Based on this assessment, the Company recorded a charge of $4.4 million during the fiscal year ended June 30, 2003 to write down the value of goodwill related to the Premise acquisition. The impairment of the Premise goodwill is included in the loss from discontinued operations in the consolidated statements of operations for the fiscal year ended June 30, 2003.

         During the fiscal quarter ended December 31, 2003, the Company identified indicators of an other than temporary impairment as it related to its Premise acquisition of goodwill and purchased intangible assets. The Company performed an assessment of the value of its goodwill and purchased intangible assets related to the Premise acquisition in accordance with SFAS 142 and SFAS
144. The Company identified certain conditions including continued losses and the inability to achieve significant revenues from the existing home automation and media management software markets as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated. The Company revised its projections and determined that the projected results utilizing a discounted cash flow valuation technique would not fully support the carrying values of the goodwill and purchased intangible assets associated with the Premise acquisition. Based on this assessment, the Company recorded an impairment charge of $2.2 million during the fiscal quarter ended December 31, 2003 to write-off

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


the value of the Premise goodwill. Additionally, the Company recorded a $790,000 impairment charge for the Premise-purchased intangible assets. The impairment of Premise goodwill and purchased intangibles are included in the loss from discontinued operations in the consolidated statements of operations for the fiscal year ended June 30, 2004.

9.       BANK LINE OF CREDIT AND DEBT

         In January 2002, the Company entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either, (i) the prime rate or (ii) the LIBOR rate plus 2.0%. The Company was required to pay a $100,000 facility fee which was reduced to $62,500 and was paid. The Company was also required to pay a quarterly unused line fee of .125% of the unused line of credit balance. Since establishing the line of credit, the Company has twice reduced the amount of the line, modified customary financial covenants, and adjusted the interest rate to be charged on borrowings to the prime rate plus .50% and eliminated the LIBOR option. Effective July 25, 2003, the Company further modified this line of credit, reducing the revolving line to $5.0 million and adjusting the customary affirmative and negative covenants. The Company is also required to maintain certain financial ratios as defined in the agreement. The agreement has an annual revolving maturity date that renews on the effective date. The agreement was renewed on July 24, 2004, with an amendment to a financial ratio, and again on February 15, 2005 with an amendment to a covenant. The Company paid $12,500 and $1,000 in facility fees, respectively, for the renewals. The Company's revolving credit line at June 30, 2005 was $3.0 million. As of June 30, 2005, the Company had no borrowings against this line of credit. As of June 30, 2004, the Company had $500,000 in borrowings against this line of credit. Additionally, at June 30, 2005, the Company has used letters of credit available under its line of credit totaling approximately $480,000 in place of cash to fund deposits on leases, tax account deposits and security deposits. As a result, the Company's available line of credit at June 30, 2005 was $2.5 million. Pursuant to the line of credit, the Company was restricted from paying any dividends. As of June 30, 2005, the Company was not in compliance with the quick ratio covenant as defined in the agreement. A waiver was granted by the bank during August 2005. The line of credit expired July 22, 2005. The Company is in the process of obtaining a new line of credit.

         The Company issued a two-year note in the principal amount of $867,000 as a result of its acquisition of Stallion, accruing interest at a rate of 2.5% per annum. Interest expense related to the note totaled approximately $3,000 and $22,000 for the fiscal years ended June 30, 2005 and 2004, respectively. The notes were convertible into the Company's common stock at any time, at the election of the holders, at a $5.00 conversion price. The notes were due and paid in August 2004 as the holders elected not to convert the notes into the Company's common stock.

         The Company had interest expense of $78,000, $44,000 and $76,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

10.      STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

         The Company has in effect several stock-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. The Company also has an employee stock purchase plan for all eligible employees. The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options generally have a term of 10 years and vest and become exercisable, over a four-year period.

         A summary of the shares reserved for grant and options available for grant under each plan is as follows:

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


                                                        SHARES         SHARES
                                                       RESERVED       AVAILABLE
                                                       FOR GRANT      FOR GRANT
                                                       ----------     ----------
1993 Incentive Stock Option Plan ("1993 Plan")          4,000,000             --
1994 Non-statutory Stock Option Plan ("1994 Plan")     10,000,000             --
2000 Stock Plan ("2000 Plan")                          10,000,000      4,236,510
2000 Employee Stock Purchase plan ("ESPP")              2,250,000        654,138
                                                       ----------     ----------
                                                       26,250,000      4,890,648
                                                       ==========     ==========

         Under the 2000 Plan, the number of shares available for issuance increases by 2,000,000 shares annually commencing in calendar year 2002. Each outside director is automatically granted an option to purchase 25,000 shares of common stock annually, subject to certain eligibility requirements. As a result of the Company's acquisitions, the Company assumed stock options granted under stock option plans established by each acquired company; no additional options will be granted under those plans.


         A summary of all stock option activity under the plans is as follows:

                                                                      YEARS ENDED JUNE 30,
                                         ------------------------------------------------------------------------------
                                                    2005                      2004                      2003
                                         ------------------------------------------------------------------------------
                                                          WEIGHTED                 WEIGHTED                    WEIGHTED
                                                          AVERAGE                   AVERAGE                    AVERAGE
                                                          EXERCISE                 EXERCISE                    EXERCISE
                                             SHARES        PRICE       SHARES        PRICE       SHARES         PRICE
                                             ------        -----       ------        -----       ------         -----

Outstanding at beginning of period          5,573,986       1.81      4,198,049       2.10       5,978,366       5.14
Granted                                     1,225,690       1.14      2,814,899       1.09       1,985,361       0.67
Cancelled                                  (1,433,704)      2.61       (942,627)      1.52      (3,613,674)      6.42
Exercised                                    (281,862)      0.69       (496,335)      0.72        (152,004)      0.24
                                         -------------              ------------              -------------
Outstanding at end of period                5,084,110       1.49      5,573,986       1.81       4,198,049       2.10
                                         =============              ============              =============

Options exercisable at end of period        2,787,120                 2,669,069                  2,338,610
                                         =============              ============              =============

         The weighted average exercise price of options outstanding and of options exercisable as of June 30, 2005 were as follows:

                                                             OUTSTANDING                           EXERCISABLE
                                            ------------------------------------------      -------------------------
                                                              WEIGHTED
                                                               AVERAGE        WEIGHTED                       WEIGHTED
                                              NUMBER OF       REMAINING       AVERAGE                         AVERAGE
                                               OPTIONS       CONTRACTUAL      EXERCISE        OPTIONS        EXERCISE
RANGE OF EXERCISE PRICES                     OUTSTANDING     LIFE (YEARS)      PRICE        EXERCISABLE        PRICE
------------------------                    -------------    ------------    --------       -----------      --------
$0 to $0.62                                       834,559            6.55    $   0.49           684,602      $   0.48
$0.63 to $1.06                                  1,072,816            7.54        0.80           692,166          0.78
$1.07 to $2.59                                  2,788,045            8.32        1.42         1,027,555          1.76
$2.60 to $5.89                                    162,357            6.27        5.44           161,568          5.44
$5.90 to $14.00                                   226,333            5.82        6.41           221,229          6.40
                                            -------------    ------------    --------       -----------      --------
                                                5,084,110            7.69    $   1.49         2,787,120      $   1.78
                                            =============    ============    ========       ===========      ========


                                                             F-21

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


                                             EXERCISABLE        UNEXERCISABLE         TOTAL
                                      ------------------------  -------------  -----------------------
                                                     WEIGHTED                                 WEIGHTED
                                                     AVERAGE                                  AVERAGE
                                                     EXERCISE                                 EXERCISE
                                         SHARES       PRICE         SHARES       SHARES        PRICE
                                      ----------     --------    ----------    ----------     --------

In-the-money                           1,812,005     $   0.77     2,095,561     3,907,566     $   0.93
Out-of-the-money                         975,115         3.66       201,429     1,176,544         3.33
                                      ----------     --------    ----------    ----------     --------
Total options outstanding              2,787,120     $   1.78     2,296,990     5,084,110     $   1.49
                                      ==========     ========    ==========    ==========     ========


         In-the-money options are options with an exercise price lower than the $1.31 closing price of our common stock on June 30, 2005. Out-of-the-money options are options with an exercise price greater than the $1.31 closing price of our common stock on June 30, 2005.

                                                  2005          2004       2003
                                                 -------      -------     ------
Weighted average exercise price of in-
  the-money options granted                      $    --      $    --     $ 0.50
                                                 =======      =======     ======

Weighted average grant day fair value
  of in-the-money options granted                $    --      $    --     $ 0.65
                                                 =======      =======     ======


         During the year ended June 30, 2003, the Company recorded deferred compensation for in-the-money stock options granted to employees based upon the intrinsic value of the option grants. The Company did not grant any in-the-money options during the fiscal years ended June 30, 2005 and 2004.

         Certain of the Company's employees hold options that were assumed by the Company in connection with its acquisitions of the businesses that previously employed those individuals. The Company has recorded deferred compensation based upon the intrinsic value of the assumed unvested options.

         Net deferred compensation is presented as a reduction of stockholders' equity and is amortized ratably over the shorter of the period in which the employee provides services or the respective vesting period of the applicable option. For the fiscal years ended June 30, 2005, 2004 and 2003, stock-based compensation was approximately $171,000, $395,000 and $1.5 million, respectively. Deferred compensation is decreased in the period of forfeiture arising from the early termination of an option holder's services. The Company has recorded net deferred compensation forfeitures of $197,000 and $2.5 million, for the fiscal years ended June 30, 2004 and 2003, respectively. There were no net deferred compensation forfeitures during the fiscal year ended June 30, 2005.

STOCK OPTION EXCHANGE OFFER

         On January 24, 2003, the Company completed an offering to employees whereby employees holding options to purchase the Company's common stock with exercise prices at or above $3.01 per share were given the opportunity to cancel certain of their existing options in exchange for the opportunity to receive new options to purchase the Company's common stock. Each new option represented 0.75 of the underlying shares of the options cancelled. Approximately 1,378,124 options with a weighted average exercise price of $9.01 were tendered. On January 27, 2003, the tendered options were cancelled by the Company. The new options were granted six months and one day after acceptance of the old options for exchange and cancellation and were only granted to those exchange participants who remained as employees at the time of the new grant. On July 28, 2003, the Company granted replacement options to purchase 1,033,593 shares of its common stock to employees who tendered options under the stock option exchange offer, at an exercise price of $0.81 per share. The exercise price of the new options was determined based upon the last reported trading price of the Company's common stock on the grant date.

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


EMPLOYEE STOCK PURCHASE PLAN

         In May 2000, the Board of Directors approved the ESPP effective upon the completion of the initial public offering. The number of shares available for issuance is increased 150,000 annually pursuant to the ESPP. The ESPP permits participants to purchase common stock at six-month intervals through payroll deductions of up to 15% of the participant's compensation, as defined. Amounts deducted and accumulated by the participants are to be used to purchase shares of common stock at the end of each offering period, as defined, at 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period.

         In November 2004, the Company's stockholders authorized 750,000 additional shares to be available pursuant to the ESPP.

         A summary of the ESPP is as follows:

                                                2005        2004         2003
                                              --------    --------     --------
Beginning shares available for issuance        107,942     463,877      720,082
Shares reserved for issuance                   900,000     150,000      150,000
ESPP shares issued                            (353,804)   (505,935)    (406,205)
                                              --------    --------     --------
Ending shares available for future issuance    654,138     107,942      463,877
                                              ========    ========     ========

Average purchase price of common shares       $   0.78    $   0.73     $   0.69
                                              ========    ========     ========

ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows (in thousands):

                                                           2005           2004
                                                         --------       --------

Accumulated unrealized gain on investments               $     85       $     --
Accumulated translation adjustment                            212            254
                                                         --------       --------
Total accumulated other comprehensive income             $    297       $    254
                                                         ========       ========

11.      401(K) PLAN

         The Company has a savings plan (the "Plan") which is qualified under
Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 15% of their base pay, subject to limitations. The Company's contributions are discretionary and are subject to limitations. For the fiscal years ended June 30, 2005, 2004 and 2003, the Company contributed $0.50 for each $1.00 of employee salary deferral contributions up to a maximum of 6% of the employee's annual gross wages, subject to limitations. Selling, general and administrative expenses include 401(k) matching contributions as follows (in thousands):

                                                2005         2004         2003
                                              --------     --------     --------

401(k) matching contributions                 $    270     $    166     $    192
                                              ========     ========     ========

12.     LITIGATION

GOVERNMENT INVESTIGATION

         The Securities and Exchange Commission is conducting a formal investigation of the events leading up to the Company's restatement of its financial statements on June 25, 2002. The Department of Justice is also conducting an investigation concerning events related to the restatement.

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


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

         On October 18, 2004, the plaintiff filed the third amended complaint, which is now the operative complaint in the action. The Complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. The 1933 Act claims are brought on behalf of all persons who purchased common stock of Lantronix pursuant or traceable to the Company's August 4, 2000 initial public offering ("IPO"). The 1934 Act claims are based on alleged misstatements related to the Company's financial results that were contained in the Registration Statement and Prospectus for the IPO. The claims brought under the 1934 Act are brought on behalf of all persons and entities that purchased or acquired Lantronix securities from November 1, 2000 through May 30, 2002 (the "Class Period"). The Complaint alleges that defendants issued false and misleading statements concerning the business and financial condition in order to allegedly inflate the value of the Company's securities during the Class Period. The complaint alleges that during the Class Period, Lantronix overstated financial results through improper revenue recognition and failure to comply with Generally Accepted Accounting Principles ("GAAP"). Defendants have filed an answer to the complaint and the case is now in discovery. The Court has set a trial date in September 2006. While the complaint does not specify the damages plaintiff may seek on behalf of the purported classes of stockholders, a recovery by the plaintiff and the plaintiff classes could have a material adverse impact on the Company.

DERIVATIVE LAWSUIT

         On June 9, 2005, the Superior Court of the State of California, County of Orange, approved the settlement of a stockholder derivative action (entitled DRAKE V. BRUSCHA, ET AL.) pending against the Company and certain of its current and former directors and former officers. The settlement involves the adoption of certain corporate governance measures and payment of attorneys' fees and expenses to the derivative plaintiff's counsel in the amount of $1.2 million. The action was dismissed with prejudice as to all parties, including Mr. Steven Cotton, who was not a party to the settlement agreement and who had objected to the settlement. As part of the settlement, the Company's insurance carrier has agreed to pay the $1.2 million after the settlement becomes final, and the settlement will have no impact on the Company's financial statements or results of operations. On August 12, 2005, Mr. Cotton appealed the Superior Court's approval of the settlement, specifically challenging the amount of the $1.2 million fee award. This settlement does not impact the securities class action or Synergetic Micro Systems securities case.

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

SECURITIES CLAIMS BROUGHT BY FORMER STOCKHOLDERS OF SYNERGETIC MICRO SYSTEMS, INC. ("SYNERGETIC")

         On October 17, 2002, Richard Goldstein and several other former stockholders of Synergetic filed a complaint entitled GOLDSTEIN, ET AL. V. LANTRONIX, INC., ET AL. in the Superior Court of the State of California, County of Orange, against the Company and certain of its former officers and directors. Plaintiffs filed an amended complaint on January 7, 2003. The amended complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants,

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


breach of contract and negligence, all stemming from its acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys' fees, costs, expenses, and an unspecified amount of punitive damages. On May 5, 2003, the Company answered the complaint and generally denied the allegations in the complaint. Discovery has commenced and the court has continued the original trial date set in March 2006 to May 2006.

PATENT INFRINGEMENT LITIGATION

         On April 13, 2004, Digi International Inc. ("Digi") filed a complaint against the Company in the U.S. District Court in Minnesota. The complaint alleges that certain of the Company's products infringe Digi's U.S. Patent No. 6,446,192 ("192 patent"). The complaint seeks both monetary and non-monetary relief. The Company has filed an answer and counterclaim alleging invalidity of the patent. The counterclaim seeks both monetary and non-monetary relief. Discovery is ongoing in the case, and the court has set a trial date in July 2006.

         On May 3, 2004, the Company filed a complaint against Digi in the U.S. District Court for the Central District of California. The complaint alleges that certain of Digi's products infringe the Company's U.S. Patent No. 6,571,305 ("305 patent"). The Complaint seeks both monetary and non-monetary relief. Digi has filed an answer and counterclaim alleging invalidity of the patent. The counterclaim seeks both monetary and non-monetary relief. Discovery is ongoing in the case, and the court has set a trial date in January 2006.

         On February 7, 2005, the Company filed a complaint against Digi in the U.S. District Court for the Eastern District of Texas. The complaint alleges that certain of Digi's products infringe U.S. Patent No. 4,972,470 ("470 patent"), under which the Company is an exclusive licensee with respect to the field of use encompassing Digi's accused products. The Complaint seeks both monetary and non-monetary relief. Digi has filed an answer alleging invalidity of the patent. The answer seeks both monetary and non-monetary relief. Discovery has commenced in the case, and the court has set a trial date in July 2006.

         On May 12, 2005, the Company filed a patent infringement complaint against Digi, in the U.S. District Court for the Eastern District of Texas. The complaint alleges that the Digi Connect ME and certain other Digi device server products infringe upon the Company's U.S. Patent No. 6,881,096 ("096 patent") entitled "Compact Serial-to-Ethernet Port." The 096 patent suit is the third patent infringement suit filed by Lantronix against Digi. Digi has filed an answer alleging invalidity and unenforceability of the patent. The answer seeks both monetary and non-monetary relief. Discovery has commenced in the case, and the Court has set a trial date in September 2006.

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

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


13.      INCOME TAXES

         The income tax provision (benefit) is comprised of the following (in thousands):

                                                       YEARS ENDED JUNE 30,

                                                  2005         2004         2003
                                                 -----        -----        -----
Current
      Federal                                    $  --        $  91        $  18
      State                                         (6)           7          100
      Foreign                                      235          177          132
                                                 -----        -----        -----
      Total current                                229          275          250
Deferred
      Federal                                       --         (476)          --
      State                                         --         (124)          --
      Foreign                                       --           --           --
                                                 -----        -----        -----
      Total deferred                                --         (600)          --
Total income tax provision (benefit)             $ 229        $(325)       $ 250
                                                 =====        =====        =====

          U.S. and foreign income (loss) from continuing operations before taxes are as follows (in thousands):

                                               YEARS ENDED JUNE 30,
                                     2005              2004              2003
                                   --------          --------          --------
United States                      $ (7,047)         $(11,716)         $(40,404)
Foreign                                 216               784             3,220
                                   --------          --------          --------
                                   $ (6,831)         $(10,932)         $(37,184)
                                   ========          ========          ========


          The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                         YEARS ENDED JUNE 30,
                                                         2005            2004
                                                       --------        --------

Deferred tax assets:
      Reserves not currently deductible                $  4,022        $  4,620
      Inventory capitalization                            2,777           2,749
      Marketing rights                                    1,262           1,360
      Tax losses and credits                             35,436          32,446
      Deferred compensation                                  60              --
                                                       --------        --------
                                                         43,557          41,175
Valuation allowance                                     (43,434)        (38,946)
                                                       --------        --------
Total deferred tax assets                                   123           2,229
                                                       --------        --------
Deferred tax liabilities
      State taxes                                            (2)             --
      Identified intangibles                                (40)           (310)
      Depreciation                                          (81)           (255)
      Deferred compensation                                  --          (1,664)
                                                       --------        --------
Total deferred tax liabilities                             (123)         (2,229)
                                                       --------        --------
Net deferred tax assets (liabilities)                  $     --        $     --
                                                       ========        ========

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


         A reconciliation of the income tax provision (benefit) for loss from continuing operations before discontinued operations and cumulative effect of accounting changes to taxes computed at the U.S. federal statutory rate is as follows (in thousands):

                                                                             YEARS ENDED JUNE 30,
                                                                       2005          2004          2003
                                                                     --------      --------      --------
Federal income tax (benefit) at statutory rate                       $ (2,322)     $ (3,717)     $(12,642)
State taxes (net of federal tax benefit)                                   (4)          (77)           66
Reduction in tax contingency reserve based on IRS exam and other           --          (486)           18
Change in valuation allowance                                           2,897         4,338        12,646
Permanent differences                                                      24           193            10
Research and development credit                                          (444)         (570)         (596)
Foreign tax rate variances                                                162           (90)          411
Deferred compenation                                                       --            84           337
Other                                                                     (84)           --            --
                                                                     --------      --------      --------
                                                                     $    229      $   (325)     $    250
                                                                     ========      ========      ========


         As of June 30, 2005, the Company has net operating loss carryovers of $75.5 million and $39.0 million for federal and California income tax purposes, respectively. The federal and California net operating loss carryovers begin to expire in fiscal years 2021 and 2013, respectively.

          Approximately $2.3 million of the net operating loss carryforwards resulted from a purchase business combination. Due to uncertainties surrounding the realization of the deferred tax assets related to the net operating loss carryforwards, a valuation allowance of approximately $773,000 was established. If or when realized, a portion of the tax benefit for those items will be applied to reduce goodwill and acquired intangibles related to the purchase business combination.

         The Company has research and development tax credit carryforwards of $3.2 million and $3.1 million for federal and California purposes, respectively. Federal tax credits begin to expire in 2021. California tax credits have no expiration.

         The Company has recorded a valuation allowance against its net deferred tax assets of $43.4 million. If or when realized, the tax benefits relating to, and the reversal of, approximately $4.2 million of the valuation allowance will be accounted for as an increase in additional paid-in capital as a result of tax deductible compensation arising from stock option exercises. The valuation allowance was established due to uncertainties surrounding the realization of the deferred tax assets.

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

          In 2003, the Internal Revenue Service completed its audit of the Company's federal income tax returns for the fiscal years ended June 30, 1999, 2000 and 2001. The Company had accrued for this liability in prior fiscal periods. Based on the final resolution and related state impact of the IRS examination, the Company recorded a reduction in its tax contingency reserve of approximately $500,000 during the fiscal year ended June 30, 2004.

         The Company had discussions with the Swiss Federal Tax Authorities ("SFTA") regarding the inability of the Company's Swiss subsidiary, Lantronix International AG, to meet certain guidelines as set within a tax ruling that was obtained in May 2001. The ruling provided for reduced Swiss tax rates. The subsidiary was unable to meet the guidelines set forth in the ruling due to slower than planned growth and has since converted to a holding company. The SFTA has ruled on this matter, resulting in tax and interest to the SFTA of approximately $55,000. This was paid in the fiscal quarter ended June 30, 2005.

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


14.      COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases office equipment and its office and warehouse facilities under non-cancelable capital and operating leases. In 2005, the Company renewed its office and warehouse facility lease in Irvine, California commencing in August 2005 and expiring in July 2010.

         The following schedule represents minimum lease payments for all non-cancelable operating and capitalized leases as of June 30, 2005 (in thousands):

                                                   CAPITAL   OPERATING
YEARS ENDED JUNE 30,                                LEASE       LEASE    TOTAL
--------------------                               --------   --------  --------
2006                                               $    178   $    835  $  1,013
2007                                                     51        664       715
2008                                                     --        577       577
2009                                                     --        605       605
2010                                                     --        636       636
Thereafter                                               --         53        53
                                                   --------   --------  --------
Total                                                   229   $  3,370  $  3,599
                                                   ========   ========  ========

Amounts representing interest                           (13)
Executory costs                                          (3)
                                                   --------
Present value of net minimum lease payments             213
Less: capital lease obligations, short-term
  portion (included in other current liabilities)       162
                                                   --------
Capital lease obligations, long-term portion       $     51
                                                   ========

         Facilities rent expense for the fiscal years ended June 30, 2005, 2004, and 2003 were $1.1 million, $1.3 million and $1.7 million, respectively.

ROYALTY COMMITMENT

          In March 2005, the Company entered into an agreement, which requires the Company to pay a minimum royalty over a two-year period beginning in July 2005. Upon reaching the minimum royalty commitment the Company will continue to pay royalties on a per unit basis. The following schedule sets forth the minimum royalty commitment as of June 30, 2005 (in thousands):

                                                       YEARS ENDED JUNE 30,
                                                    2006       2007        TOTAL
                                                    ----       ----        -----
Minimum royalty commitment                         $ 103      $ 103        $ 206

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


15.      GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

REVENUE BY GEOGRAPHIC AREA

         Net revenue by geographic area is as follows (amounts in thousands):

                                             YEARS ENDED JUNE 30,
                                2005                 2004                2003
                                ----                 ----                ----
Americas                 $ 31,162    64.3%   $ 33,847    69.3%  $ 37,391   75.7%
Europe                     13,213    27.2%     11,252    23.0%    10,366   21.0%
Other                       4,127     8.5%      3,786     7.7%     1,632    3.3%
                         --------  -------   --------  -------  --------  ------
  Total net revenues     $ 48,502     100%   $ 48,885     100%  $ 49,389    100%
                         ========  =======   ========  =======  ========  ======


SIGNIFICANT CUSTOMER INFORMATION

         Sales to the Company's significant customers and a related party as a percentage of net revenue are as follows:

                                                     YEARS ENDED JUNE 30,
CUSTOMER                                        2005         2004           2003
--------                                        ----         ----           ----

Ingram Micro                                   16.0%        14.0%          11.0%
Tech Data                                      11.0%         9.0%          10.0%
Related party                                   2.0%         3.0%           4.0%

         No other customer represented more than 10% of the Company's annual net revenue during these years.

         Significant customers as a percentage of accounts receivable are as follows:

                                                            YEARS ENDED JUNE 30,
                                                            2005           2004
                                                            ----           ----

Ingram Micro and Tech Data                                 24.0%          13.0%

                                 LANTRONIX, INC.

                                  JUNE 30, 2005


16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         During the fourth fiscal quarter, adjustments were identified which pertained to the Company's unaudited first, second and third fiscal 2005 quarters. The unaudited quarterly financial information presented below for fiscal 2005 has been restated to reflect these adjustments and to (i) accrued professional fees and other accrued liabilities by reducing selling, general and administrative expenses as originally reported in the Company's first, second and third fiscal quarter of 2005 consolidated financial statements by $106,000, $107,000 and $116,000, respectively, and (ii) reduce amounts previously recorded as stock-based compensation related to a stock option grant to a terminated employee as originally reported in the Company's first, second and third fiscal quarter of 2005 consolidated financial statements by $118,000, $10,000 and $30,000, respectively. In addition, we evaluated whether any of the adjustments impacted our prior year consolidated financial statements and determined that they (i) did not impact the prior year periods or (ii) were immaterial to the prior year periods. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected. The following table presents unaudited quarterly data (in thousands except per share amounts):

                                                                                                 AS ANNOUNCED
                                                        AS ORIGINALLY REPORTED                SEPTEMBER 8, 2005
                                                  ------------------------------------      ----------------------
FISCAL QUARTER ENDED 2005                         SEPT 30,      DEC 31,        MAR 31,      JUNE 30,       TOTAL
                                                  --------      --------      --------      --------      --------
         Net revenues                             $ 11,045      $ 12,908      $ 12,303      $ 12,246 (5)  $ 48,502
         Gross profit                             $  5,557      $  6,256      $  5,689      $  6,674 (1)  $ 24,176
         Net loss from continuing operations      $ (3,835)     $ (1,655)     $ (1,508)     $    (15)(6)  $ (7,013)
         Net loss                                 $ (3,779)     $ (1,655)     $ (1,508)     $    (15)     $ (6,957)
         Basic and diluted loss per share
            from continuing operations            $  (0.07)     $  (0.03)     $  (0.03)     $     --      $  (0.12)*
         Basic and diluted net loss per share     $  (0.07)     $  (0.03)     $  (0.03)     $     --      $  (0.12)*


                                                                            AS ADJUSTED
                                                  ----------------------------------------------------------------
FISCAL QUARTER ENDED 2005                         SEP 30,       DEC 31,        MAR 31,      JUNE 30,       TOTAL
                                                  --------      --------      --------      --------      --------
         Net revenues                             $ 11,045      $ 12,908      $ 12,303      $ 12,246 (5)  $ 48,502
         Gross profit                             $  5,557      $  6,256      $  5,689      $  6,674 (1)  $ 24,176
         Net loss from continuing operations      $ (3,611)     $ (1,538)     $ (1,362)     $   (549)(6)  $ (7,060)
         Net loss                                 $ (3,555)     $ (1,538)     $ (1,362)     $   (549)     $ (7,004)
         Basic and diluted loss per share
            from continuing operations            $  (0.06)     $  (0.03)     $  (0.02)     $  (0.01)     $  (0.12)
         Basic and diluted net loss per share     $  (0.06)     $  (0.03)     $  (0.02)     $  (0.01)     $  (0.12)

                                                                     AS ORIGINALLY REPORTED
                                                  ----------------------------------------------------------------
FISCAL QUARTER ENDED 2004                         SEPT 30,      DEC 31,        MAR 31,      JUN 30,        TOTAL
                                                  --------      --------      --------      --------      --------
         Net revenues                             $ 12,201      $ 12,498      $ 12,310      $ 11,876      $ 48,885
         Gross profit                             $  6,156      $  5,644      $  6,917      $  5,142      $ 23,859
         Net (loss) income                                                                                $     --
            from continuing operations            $ (2,272)     $ (1,516)     $    116      $ (6,935)     $(10,607)
         Net loss                                 $ (3,049)     $ (5,255)(2)  $   (553)(3)  $ (6,797)(4)  $(15,654)
         Basic and diluted (loss) income
         per share from continuing operations     $  (0.04)     $  (0.03)     $  (0.00)     $  (0.12)     $  (0.19)
         Basic and diluted net loss per share     $  (0.05)     $  (0.09)     $  (0.01)     $  (0.12)     $  (0.28)*

* Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

(1)      Includes reduction to warranty reserve of approximately $317,000.
(2) Includes impairment of goodwill and purchased intangible assets of $3.0 million included in net loss from discontinued operations.
(3) Includes a $2.1 million recovery from previously recorded restructuring reserves.
(4) Includes $5.0 million write-off of the Company's long-term investment in Xanboo.
(5)      Includes $80,000 reduction to the reserve for rebates.
(6)      Includes $141,000 reduction to accrued liabilities.





                                                          INDEX TO EXHIBITS
                                                          -----------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   INCORPORATED BY REFERENCE
EXHIBIT                                                                            -------------------------                 FILED
NUMBER                 EXHIBIT DESCRIPTION                     FORM                FILE NO.      EXHIBIT       FILING DATE  HEREWITH
------------------------------------------------------------------------------------------------------------------------------------
3.1           Amended and Restated Certificate of              8 - K               001-16027       99.1        07/29/2005
              Incorporation of Lantronix, Inc.

3.2           Amended and restated Bylaws as amended on July   8 - K               001-16027       99.2        07/29/2005
              28, 2005

4.1           Form of Registrant's common stock certificate    S - 1,              333-37508                   06/13/2000
                                                               Amend.  No. 1

10.1          Form of Indemnification Agreement entered into   S - 1,              333-37508                   06/13/2000
              by registrant with each of its directors and     Amend.  No. 1
              executive officers

10.2          1993 Stock Option Plan and forms of agreements   S - 1,              333-37508                   06/13/2000
              thereunder                                       Amend.  No. 1

10.3          1994 Nonstatutory Stock Option Plan and forms    S - 1,              333-37508                    06/13/2000
              of agreements thereunder                         Amend.  No. 1

10.4          2000 Stock Plan and forms of agreement           S - 8,              333-103395                   02/24/2003

10.5          2000 Stock Plan Amendment I dated as of          S-8                 333-103395                   02/24/2003
              January 3, 2003

10.6          2000 Employee Stock Purchase Plan, amended and   S - 8,              333-121000      4.1          12/06/2004
              restated dated as of November 18, 2004

10.7          Employment Agreement between registrant and      S - 1               333-37508                    05/19/2000
              Fred Thiel

10.8          Employment Agreement between registrant and      S - 1               333-37508                    05/19/2000
              Steve Cotton

10.9          Employment Agreement between registrant and      S - 1               333-37508                    05/19/2000
              Johannes Rietschel

10.10         Lease Agreement between registrant and The       S - 1,              333-37508                    06/13/2000
              Irvine Company                                   Amend.  No. 1

10.11         First Amendment to Lease Agreement between       S-1                 333-37508                    06/13/2000
              registrant and Irvine Technology Partners III    Amend. No. 1
              dated as of August 10, 1995

10.12         Second Amendment to Lease Agreement between      10 - K              001-16027       10.03        09/28/2000
              registrant and Irvine Technology Partners III
              dated as of July 6, 2000

10.13         Third Amendment to Lease Agreement between       8 - K               001-16027       10.04        03/22/2005
              Registrant and Irvine Technology Partners
              dated as of March 16, 2005

10.14         Research and Development Agreement between       S - 1,              333-37508                    06/13/2000
              registrant and Gordian                           Amend.  No. 1

              * CONFIDENTIAL TREATMENT PURSUANT TO RULE 406

10.15         Distributor Contract between registrant and      S - 1,              333-37508                    06/13/2000
              Tech Data Corporation                            Amend.  No. 1

              * CONFIDENTIAL TREATMENT PURSUANT TO RULE 406

10.16         Distributor Contract between registrant and      S - 1,              333-37508                    06/13/2000
              Ingram Micro Inc.                                Amend.  No. 1

              * CONFIDENTIAL TREATMENT PURSUANT TO RULE 406

10.17         Offer to Exchange Outstanding Options, dated     Schedule TO         001-16027       99(a)(1)     12/19/2002
              December 19, 2002

10.18         Loan and Security Agreement between registrant   10-Q                001-16027       10.16        02/14/2002
              and Silicon Valley Bank dated February 14, 2002

10.19         Amendment to Loan Documents between Lantronix,   8 - K               001-16027       10.17        02/15/2005
              Inc. and Silicon Valley Bank dated February
              15, 2005
------------------------------------------------------------------------------------------------------------------------------------




------------------------------------------------------------------------------------------------------------------------------------
                                                                                   INCORPORATED BY REFERENCE
EXHIBIT                                                                            -------------------------                 FILED
NUMBER                 EXHIBIT DESCRIPTION                     FORM                FILE NO.      EXHIBIT       FILING DATE  HEREWITH
------------------------------------------------------------------------------------------------------------------------------------
10.20         Letter from Ernst & Young LLP, dated January     8 - K               001-16027       16.1         01/21/2005
              21, 2005

21.1          Subsidiaries of registrant                       10 - K                                                           X

23.1          Consent of Independent Registered Public                                                                          X
              Accounting Firm, McGladrey & Pullen, LLP

23.2          Consent of Independent Registered Public                                                                          X
              Accounting Firm, Ernst & Young LLP

24.1          Power of Attorney (see page II-2)

31.1          Certificate of Principal Executive Officer                                                                        X
              Pursuant to Section 302 of the Sarbanes -
              Oxley Act of 2002

31.2          Certificate of Principal Financial Officer                                                                        X
              Pursuant to Section 302 of the Sarbanes -
              Oxley Act of 2002

32.1          Certification of Chief Executive Officer and                                                                      X
              Chief Financial Officer furnished pursuant to
              18 U.S.C. ss. 1350, as adopted pursuant to ss. 906
              of Sarbanes Oxley Act of 2002

------------------------------------------------------------------------------------------------------------------------------------
99.1          Report of Independent Registered Public                                                                           X
              Accountant on Financial Statement Schedule

99.2          Consolidated Valuation and Qualifying                                                                             X
              Accounts
------------------------------------------------------------------------------------------------------------------------------------


                                                                II-2

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lantronix has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 28th day of September, 2005.

                                                     LANTRONIX, INC.

                                                     By: /s/ JAMES W. KERRIGAN
                                                         ---------------------
                                                         JAMES W. KERRIGAN
                                                         CHIEF FINANCIAL OFFICER

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

       Signature                        Title                             Date
       ---------                        -----                             ----

/s/ H. K. DESAI                  Chairman of the Board                  09/28/05
-------------------------
H. K. DESAI

/s/ MARC H. NUSSBAUM             Chief Executive Officer,               09/28/05
-------------------------        President (Principal
MARC H. NUSSBAUM                 Executive Officer)

/s/ JAMES W. KERRIGAN            Chief Financial Officer                09/28/05
-------------------------        and Secretary (Principal Financial
JAMES W. KERRIGAN                and Accounting Officer)

/s/ THOMAS W. BURTON             Director                               09/28/05
-------------------------
THOMAS W. BURTON

/s/ HOWARD T. SLAYEN             Director                               09/28/05
-------------------------
HOWARD T. SLAYEN

/s/ KATHRYN B. LEWIS             Director                               09/28/05
-------------------------
KATHRYN B. LEWIS