Form 10-Q
period 2005-09-30
LANTRONIX INC
filed 2005-11-14
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

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

92618
(Zip Code)

(949) 453-3990
(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of November 9, 2005, 59,005,700 shares of the Registrant’s common stock were outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share data)

	September 30,	June 30,
ASSETS	2005	2005
Current assets:
Cash and cash equivalents	$6,853	$6,690
Marketable securities	92	85
Accounts receivable (net of allowance for doubtful accounts of
$119 and $158 at September 30, 2005 and June 30, 2005, respectively)	2,795	2,646
Inventories, net	6,190	6,828
Contract manufacturers' receivable (net of allowance of
$18 and $22 at September 30, 2005 and June 30, 2005, respectively)	690	711
Settlements receivable	1,200	1,200
Prepaid expenses and other current assets	1,534	1,055
Total current assets	19,354	19,215

Property and equipment, net	591	674
Goodwill	9,488	9,488
Purchased intangible assets, net	468	559
Officer loans (net of allowance of $4,470
at September 30, 2005 and June 30, 2005, respectively)	118	116
Other assets	59	65
Total assets	$30,078	$30,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,370	$4,702
Accrued payroll and related expenses	1,010	1,296
Warranty reserve	1,194	1,248
Restructuring reserve	169	264
Accrued settlements	1,200	1,200
Other current liabilities	3,525	2,812
Total current liabilities	12,468	11,522
Other long-term liabilities	80	76
Long-term capital lease obligations	11	51

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized;
58,962,933 and 58,790,413 shares issued and outstanding at
September 30, 2005 and June 30,2005, respectively	6	6
Additional paid-in capital	181,637	181,264
Deferred compensation	-	(17)
Accumulated deficit	(164,423)	(163,082)
Accumulated other comprehensive income	299	297
Total stockholders' equity	17,519	18,468
Total liabilities and stockholders' equity	$30,078	$30,117

See accompanying notes

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

	Three Months Ended September 30,
	2005	2004
Net revenues (1)	$12,240	$11,045
Cost of revenues (2)(3)	6,100	5,488
Cost of revenues - share-based compensation	20	-
Gross profit	6,120	5,557
Operating expenses:
Selling, general and adminstrative (3)	5,905	6,800
Selling, general and administrative - share-based compensation	167	57
Research and development (3)	1,351	2,295
Research and development - share-based compensation	52	5
Amortization of purchased intangible assets	2	29
Restructuring recovery	(29)	-
Total operating expenses	7,448	9,186
Loss from operations	(1,328)	(3,629)
Interest income, net	3	9
Other income (expense), net	(10)	70
Loss before income taxes	(1,335)	(3,550)
Provision for income taxes	6	61
Loss from continuing operations	(1,341)	(3,611)
Income from discontinued operations	-	56
Net loss	$(1,341)	$(3,555)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.02)	$(0.06)
Income from discontinued operations	-	-
Basic and diluted net loss per share	$(0.02)	$(0.06)

Basic and diluted weighted-average shares	58,499	57,922

(1) Includes net revenues from related party	$295	$318

(2) Includes amortization of purchased intangible assets	$297	$365

(3) Excludes share-based compensation expense, which is presented separately by respective expense category.

See accompanying notes

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,341)	$(3,555)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	116	225
Amortization of purchased intangible assets	297	393
Share-based compensation	239	62
Provision for doubtful accounts	6	191
Provision for inventories	(213)	(179)
Restructuring recovery	(29)	(56)
Loss (gain) on disposal of fixed assets	4	(2)
Foreign currency transaction gain	14	(70)
Changes in operating assets and liabilities:
Accounts receivable	(155)	(896)
Inventories	852	349
Contract manufacturers' receivable	21	468
Prepaid expenses and other current assets	(480)	152
Other assets	4	(5)
Accounts payable	650	795
Warranty reserve	(54)	40
Restructuring reserve	(66)	(236)
Other liabilities	245	(80)
Net cash provided by (used in) operating activities	110	(2,404)
Cash flows from investing activities:
Purchases of property and equipment, net	(38)	(27)
Purchases of marketable securities	-	(1,000)
Proceeds from sale of marketable securities	-	3,050
Net cash (used in) provided by investing activities	(38)	2,023
Cash flows from financing activities:
Net proceeds from issuances of common stock	150	216
Payment of convertible note payable	-	(867)
Payment on capital lease obligations	(39)	-
Net cash provided by (used in) financing activities	111	(651)
Effect of foreign exchange rate changes on cash	(20)	92
Increase (decrease) in cash and cash equivalents	163	(940)
Cash and cash equivalents at beginning of period	6,690	9,128
Cash and cash equivalents at end of period	$6,853	$8,188

See accompanying notes

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

1.	Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the “Company”) at September 30, 2005, the consolidated results of its operations and its cash flows for the three months ended September 30, 2005 and 2004. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Certain amounts in the fiscal quarter ended September 30, 2004 condensed consolidated financial statements have been reclassified to conform with the current fiscal quarter presentation. During the fourth quarter of fiscal 2005, adjustments were identified that resulted in a restatement of certain amounts in the Company’s unaudited first quarter of fiscal 2005. Additional information on the adjustments is included in the Company’s Annual Report on Form 10-K.

These financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles. Therefore, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 28, 2005.

2.	Net Loss per Share

Basic and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net loss per share (in thousands, except per share data):

	Three Months Ended September 30,
Numerator:	2005	2004
Loss from continuing operations	$(1,341)	$(3,611)
Income from discontinued operations	-	56
Net loss	$(1,341)	$(3,555)
Denominator:
Weighted-average shares outstanding	58,831	58,254
Less: Unvested common shares outstanding	(332)	(332)
Basic and diluted weighted-average shares	58,499	57,922

Basic and diluted loss per share from continuing operations	$(0.02)	$(0.06)
Basic and diluted income from discontinued operations	-	-
Basic and diluted net loss per share	$(0.02)	$(0.06)

Common stock equivalents of 1,173,926 and 896,731 have been excluded from the diluted net loss per share calculation for the fiscal quarters ended September 30, 2005 and 2004, respectively, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

3.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30,	June 30,
	2005	2005
Raw materials	$3,827	$3,973
Finished goods	6,549	7,277
Inventory at distributors	1,217	1,181
	11,593	12,431
Reserve for excess and obsolete inventories	(5,403)	(5,603)
	$6,190	$6,828

4.	Purchased Intangible Assets

The composition of purchased intangible assets is as follows (in thousands):

		September 30, 2005			June 30, 2005
	Useful
	Lives		Accumulated			Accumulated
	in Years	Gross	Amortization	Net	Gross	Amortization	Net
Existing technology	1 - 5	$7,297	$(6,829)	$468	$7,090	$(6,533)	$557
Tradename/trademark	5	32	(32)	-	32	(30)	2
Total		$7,329	$(6,861)	$468	$7,122	$(6,563)	$559

The unamortized balance of purchased intangible assets will be amortized to cost of revenues as follows (in thousands):

	2006	2007	Total
Amount remaining to be amortized	$365	$103	$468

5.	Restructuring Reserve

From the fiscal quarter ended March 31, 2002 through the fiscal quarter ended March 31, 2003, the Company implemented plans to restructure its operations to prioritize its initiatives around the growth area of its business, focus on profit contribution, reduce expenses, and improve operating efficiency. These restructuring plans included a worldwide workforce reduction, consolidation of excess facilities and other charges. During the fiscal years ended June 30, 2004 and 2003, approximately 58 and 50 employees, respectively, were terminated across all of the Company’s business functions and geographic regions in connection with the restructuring plans.

A summary of the activity in the restructuring reserve account, which relates to the consolidation of excess facilities is as follows (in thousands):

Three Months Ended September 30, 2005
Beginning balance	$264
Restructuring recovery	(29)
Cash payments	(66)
Ending balance	$169

6.	Warranty

Upon shipment to its customers, the Company provides for the estimated cost to repair or replace products to be returned under warranty. The Company’s products typically carry a one-to two-year warranty. In addition, certain products that were sold prior to August 2003 carry a five-year warranty. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, the Company sells extended warranty services, which extend the warranty period for an additional one to three years, depending upon the product.

The following table is a reconciliation of the changes to the product warranty liability for the periods presented (in thousands):

	Three Months Ended	Year Ended
	September 30,	June 30,
	2005	2005
Beginning balance	$1,248	$1,770
Charged to cost of revenues	47	(88)
Deductions	(101)	(434)
Ending balance	$1,194	$1,248

7.	Income Taxes

The Company utilizes the liability method of accounting for income taxes. The following table shows the Company’s effective tax rates for the periods shown:

	Three Months Ended September 30,
	2005	2004
Effective tax rate	0%	(2%)

The federal statutory rate was 34% for both periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of foreign earnings taxed at rates differing from the federal statutory rate, as well as the effect of our domestic losses recorded without a tax benefit.

8.	Bank Line of Credit and Debt

In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either: (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We were required to pay a $100,000 facility fee which was reduced to $62,500 and was paid. We were also required to pay a quarterly unused line fee of 0.125% of the unused line of credit balance. Since establishing the line of credit, we have twice reduced the amount of the line, modified customary financial covenants, and adjusted the interest rate to be charged on borrowings to the prime rate plus 0.50% and eliminated the LIBOR option. Effective July 25, 2003, we further modified this line of credit, reducing the revolving line to $5.0 million, and adjusting the customary affirmative and negative covenants. We were also required to maintain certain financial ratios as defined in the agreement. The agreement had an annual revolving maturity date that renewed on the effective date. The agreement was renewed on July 24, 2004, with an amendment to a financial ratio, and again on February 15, 2005, with an amendment to a covenant. We paid $12,500 and $1,000 in facility fees, respectively, for the renewals. Our revolving credit line at June 30, 2005 was $3.0 million. As of June 30, 2005, we had no borrowings against this line of credit. Additionally, we have used letters of credit available under the line of credit totaling approximately $480,000 in place of cash to fund deposits on leases, tax account deposits and security deposits. As a result, our available line of credit at June 30, 2005 was $2.5 million. Pursuant to the line of credit, we were restricted from paying any dividends. As of June 30, 2005, we were not in compliance with the quick ratio covenant as defined in the agreement. A waiver was granted by the bank during August 2005. The line of credit expired July 22, 2005. We are in the process of obtaining a new line of credit.

The Company issued a two-year note during August 2002 in the principal amount of $867,000 in connection with its acquisition of Stallion Technologies PTY, LTD, accruing interest at a rate of 2.5% per annum. Interest expense related to the note totaled approximately $5,000 for the three months ended September 30, 2004. The notes were convertible into the Company’s common stock at any time, at the election of the holders, at a $5.00 conversion price. The notes were due and paid in August 2004, as the holders elected not to convert the notes into the Company’s common stock.

9.	Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met. However, under APB 25 and related accounting guidance, the Company recognized compensation expense for in-the-money option grants to employees and employee stock options assumed by the Company in connection with its acquisitions of the businesses that previously employed those individuals. Additionally, the pro forma impact from recognition of the estimated fair value of stock options granted to employees has been disclosed in our footnotes as required under previous accounting rules.

Effective for the first quarter of fiscal 2006, we adopted SFAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.

The fair value concepts were not changed significantly in SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we will continue using both the Black-Scholes-Merton option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. We will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate for us, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), we were not required to estimate forfeitures in our expense calculation for the stock compensation pro forma footnote disclosure; however, SFAS 123R requires an estimate of forfeitures and upon adoption we changed our methodology to include an estimate of forfeitures. The adoption of SFAS 123R had no effect on cash flows from financing activities.

The following table illustrates (i) the impact of adopting SFAS 123R on loss before income taxes, net loss and basic and diluted loss per share and (ii) as if the Company had continued to account for share-based compensation under APB 25 (in thousands, except per share data):

	Three Months Ended September 30, 2005
	SFAS 123R	APB 25
Loss before income taxes	$(1,335)	$(1,102)
Net loss	$(1,341)	$(1,108)
Basic and diluted net loss per share	$(0.02)	$(0.02)

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in the first quarter of fiscal 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized on a straight-line basis to expense over the options’ vesting period (in thousands, except per share data):

Three Months Ended
September 30,
2004
Net loss - as reported	$(3,555)
Add: Share-based employee compensation expense included
in net loss, net of related tax effects - as reported	62
Deduct: Share-based employee compensation expense determined
under fair value method, net of related tax effects - pro forma	(447)
Net loss - pro forma	$(3,940)
Basic and diluted net loss per share - as reported	$(0.06)
Basic and diluted net loss per share - pro forma	$(0.07)

Share Option Plans

The Company has in effect several share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. The Company also has an employee stock purchase plan for all eligible employees. The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. We issue new shares to satisfy stock option exercises and stock purchases under our share-based plans. No income tax benefit was realized from activity in our share-based plans during the first quarter of fiscal 2006 and 2005. Share-based compensation cost capitalized as part of inventory for the first quarter of fiscal 2006 and 2005 was $3 and none, respectively.

A summary of the shares reserved for grant and options available for grant under each plan is as follows:

	September 30, 2005
	Shares	Shares
	Reserved	Available
	for Grant	for Grant
1993 Incentive Stock Option Plan (“1993 Plan”)	4,000,000	-
1994 Non-statutory Stock Option Plan (“1994 Plan”)	10,000,000	-
2000 Stock Plan (“2000 Plan”)	10,000,000	4,645,830
2000 Employee Stock Purchase plan (“ESPP”)	2,250,000	524,587
	26,250,000	5,170,417

Under the 2000 Plan, the number of shares available for issuance increases by 2,000,000 shares annually commencing in calendar year 2002. Each outside director is automatically granted an option to purchase 25,000 shares of common stock annually, subject to certain eligibility requirements. As a result of the Company’s acquisitions, the Company assumed stock options granted under stock option plans established by each acquired company; no additional options will be granted under those plans. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option awards generally have a term of 10 years and vest and become exercisable over a four-year service period.

The fair value of the each share-based award is estimated on the grant date using the Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted subsequent to the adoption of SFAS 123R is derived using the simplified method as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin 107, “Implementation of FASB 123R.” The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,
	2005	2004
Expected term (in years)	6.25	4.00
Expected volatility	0.95	1.01
Risk-free interest rate	4.17%	3.10%
Dividend yield	0.00%	0.00%

A summary of option activity under the stock option plans, and changes during the quarter then ended is presented below (in thousands, except per share data):

	September 30, 2005
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (1)
Outstanding at beginning of period	5,084,110	$1.49
Granted	32,500	1.37
Cancelled/forfeited	(148,688)	1.34
Exercised	(42,969)	0.87
Outstanding at end of period	4,924,953	$1.50	7.4	$1,705
Options exercisable at end of period	2,898,876	$1.76	6.6	$1,151

(1) Aggregate intrinsic value excludes the negative intrinsic value for options where the exercise price is greater than the fair market value at September 30, 2005.

A summary of the grant-date fair value and intrinsic value information during the quarter is as follows (in thousands, except per share data):

	September 30,
	2005	2004
Weighted-average grant-date fair value per share	$1.09	$1.21
Intrinsic value of options exercised	$21	$17
Intrinsic value of ESPP shares on purchase date	$60	$90

A summary of the activity of the Company’s nonvested shares is presented below (in thousands, except share and per share data):

	September 30, 2005
		Weighted-Average		Remaining
			Remaining	Unrecognized
		Grant-Date	Years	Compensation
	Shares	Fair Value	To Vest	Cost
Nonvested at beginning of period	2,296,990	$0.81
Granted	32,500	1.09
Vested	(181,607)	0.80
Forfeited	(121,806)	0.93
Nonvested at end of period	2,026,077	$0.80	2.5	$1,466

Employee Stock Purchase Plan

The number of shares available for issuance is increased 150,000 annually pursuant to the ESPP. Under the ESPP plan, each eligible employee may purchase common stock at each semi-annual purchase date (the last business day of February and August each year), but not more than 15% of the participant’s compensation, as defined. The purchase payable per share will be equal to eighty-five percent (85%) of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs and (ii) the closing selling price per share of common stock on the semi-annual purchase date. Participants may discontinue their participation in the ESPP or may increase or decrease the rate of their payroll deductions during the ESPP offering period. The fair value of ESPP shares granted during the fiscal quarter ended September 30, 2005 was estimated using the Black-Scholes-Merton option-pricing formula with an expected term (in years) of 0.5 to 2.0, expected volatility of 0.95, risk-free interest rate of 3.9% and dividend yield of zero. For ESPP shares granted during the fiscal quarter ended September 30, 2004, we measured share-based compensation expense in our pro forma disclosure using the intrinsic value method as described in SFAS 123.

10.	Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,
	2005	2004

Net loss	$(1,341)	$(3,555)
Other comprehensive income (loss):
Change in net unrealized income on investment, net of taxes of $0	7	-
Change in accumulated translation adjustments, net of taxes of $0	(5)	20
Total comprehensive loss	$(1,339)	$(3,535)

11.	Litigation

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

On October 18, 2004, the plaintiff filed the third amended complaint, which is now the operative complaint in the action. The Complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities Act claims are brought on behalf of all persons who purchased common stock of Lantronix pursuant or traceable to the Company’s August 4, 2000 initial public offering (“IPO”). The Exchange Act claims are based on alleged misstatements related to the Company’s financial results that were contained in the Registration Statement and Prospectus for the IPO. The claims brought under the 1934 Act are brought on behalf of all persons and entities that purchased or acquired Lantronix securities from November 1, 2000 through May 30, 2002 (the “Class Period”). The complaint alleges that defendants issued false and misleading statements concerning the business and financial condition in order to allegedly inflate the value of the Company’s securities during the Class Period. The complaint alleges that during the Class Period, Lantronix overstated financial results through improper revenue recognition and failure to comply with Generally Accepted Accounting Principles (“GAAP”). Defendants have filed an answer to the complaint and the case is now in discovery.  The Court has set a trial date in September 2006.  While the complaint does not specify the damages plaintiff may seek on behalf of the purported classes of stockholders, a recovery by the plaintiff and the plaintiff classes could have a material adverse impact on the Company. The proceeds from certain insurance policies have funded and continue to fund much of the Company's defense to the class action lawsuit. Nevertheless, as of October 2005, it is uncertain that the proceeds from these insurance policies will be sufficient to resolve the class action or if the class action lawsuit proceeds to trial and an adverse judgment is awarded against the Company.

Derivative Lawsuit

On June 9, 2005, the Superior Court of the State of California, County of Orange, approved the settlement of a stockholder derivative action (entitled Drake v. Bruscha, et al.) pending against the Company and certain of its current and former directors and former officers. The settlement involves the adoption of certain corporate governance measures and payment of attorneys’ fees and expenses to the derivative plaintiff’s counsel in the amount of $1.2 million. The action was dismissed with prejudice as to all parties, including Mr. Steven Cotton, who was not a party to the settlement agreement and who had objected to the settlement. As part of the settlement, the Company’s insurance carrier has agreed to pay the $1.2 million after the settlement becomes final, and the settlement will have no impact on the Company’s financial statements or results of operations. On August 12, 2005, Mr. Cotton appealed the Superior Court’s approval of the settlement, specifically challenging the amount of the $1.2 million fee award. This settlement does not impact the securities class action or Synergetic Micro Systems securities case.

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

The Company filed a motion to dismiss on October 16, 2002, on the grounds that Mr. Cotton’s complaints are subject to the binding arbitration provisions in Mr. Cotton’s employment agreement. On January 13, 2003, the Court ruled that five of the six counts in Mr. Cotton’s complaint are subject to binding arbitration. The court is staying the sixth count, for declaratory relief, until the underlying facts are resolved in arbitration. No arbitration date has been set.

Securities Claims Brought by Former Stockholders of Synergetic Micro Systems, Inc. (“Synergetic”)

On October 17, 2002, Richard Goldstein and several other former stockholders of Synergetic filed a complaint entitled Goldstein, et al. v. Lantronix, Inc., et al. in the Superior Court of the State of California, County of Orange, against the Company and certain of its former officers and directors. Plaintiffs filed an amended complaint on January 7, 2003. The amended complaint alleges fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from its acquisition of Synergetic. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, costs, expenses, and an unspecified amount of punitive damages. On May 5, 2003, the Company answered the complaint and generally denied the allegations in the complaint. Discovery has commenced, and the court has scheduled a trial date set in May 2006.

Patent Infringement Litigation

On April 13, 2004, Digi International Inc. (“Digi”) filed a complaint against the Company in the U.S. District Court in Minnesota. The complaint alleges that certain of the Company’s products infringe Digi’s U.S. Patent No. 6,446,192 (“192 patent”). The complaint seeks both monetary and non-monetary relief. The Company has filed an answer and counterclaim alleging invalidity and non-infringement of the patent. The counterclaim seeks both monetary and non-monetary relief. Discovery is ongoing in the case, and the court has set a trial date in July 2006.

On May 3, 2004, the Company filed a complaint against Digi in the U.S. District Court for the Central District of California. The complaint alleges that certain of Digi’s products infringe the Company’s U.S. Patent No. 6,571,305 (“305 patent”). The Company recently amended its complaint to allege that the named Digi products also infringe the Company's U.S. Patent No. 6,922,748 (“748 patent”). The Complaint seeks both monetary and non-monetary relief. Digi has filed an answer and counterclaim alleging invalidity and non-infringement of the patent. The counterclaim seeks both monetary and non-monetary relief. Discovery is ongoing in the case, and the court has set a trial date in January 2006.

On February 7, 2005, the Company filed a complaint against Digi in the U.S. District Court for the Eastern District of Texas. The complaint alleges that certain of Digi’s products infringe U.S. Patent No. 4,972,470 (“470 patent”), under which the Company is an exclusive licensee with respect to the field of use encompassing Digi’s accused products.  The Complaint seeks both monetary and non-monetary relief.  Digi has filed an answer alleging invalidity and non-infringement of the patent.  The answer seeks both monetary and non-monetary relief. Discovery has commenced in the case, and the court has set a trial date in July 2006.

On May 12, 2005, the Company filed a patent infringement complaint against Digi, in the U.S. District Court for the Eastern District of Texas. The complaint alleges that the Digi Connect ME and certain other Digi device server products infringe upon the Company’s U.S. Patent No. 6,881,096 (“096 patent”) entitled “Compact Serial-to-Ethernet Port.” The 096 patent suit is the third patent infringement suit filed by Lantronix against Digi. Digi has filed an answer alleging invalidity and non-infringement of the patent. The answer seeks both monetary and non-monetary relief. Discovery has commenced in the case, and the Court has set a trial date in September 2006.

Other

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial position, operating results or cash flows.

The pending lawsuits involve complex questions of fact and law and likely will continue to require the expenditure of significant funds and the diversion of other resources to defend. Management is unable to determine the outcome of its outstanding legal proceedings, claims and litigation involving the Company, its subsidiaries, directors and officers and cannot determine the extent to which these results may have a material adverse effect on the Company’s business, results of operations and financial condition taken as a whole. The results of litigation are inherently uncertain, and adverse outcomes are possible. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters, except as disclosed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

       You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and subsequent reports on our Current Reports on Form 8-K, which discuss our business in greater detail.

       The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

       This report contains forward-looking statements which include, but are not limited to, statements concerning projected net revenues, expenses, gross profit and income (loss), the need for additional capital, market acceptance of our products, our ability to achieve further product integration, the status of evolving technologies and their growth potential and our production capacity. Among these forward-looking statements are statements regarding a potential decline in net revenue from non-core product lines, potential variances in quarterly operating expenses, the adequacy of existing resources to meet cash needs and the potential impact of an increase in interest rates on our financial condition or results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, our beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to those identified below under the heading “Risk Factor.” We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

Lantronix, Inc. (“Lantronix” or “the Company”) designs, develops and markets devices that make it possible to access, manage, control and configure electronic products over the Internet or other networks. We are a leader in providing innovative networking solutions. We were initially formed as “Lantronix,” a California corporation, in June 1989. We reincorporated as “Lantronix, Inc.,” a Delaware corporation, in May 2000.

We have a history of providing devices that enable information technology (“IT”) equipment to network using standard protocols for connectivity, including fiber optic, Ethernet and wireless. Our first device was a terminal server that allowed “dumb” terminals to connect to a network. Building on the success of our terminal servers, in 1991 we introduced a complete line of print servers that enabled users to inexpensively share printers over a network. Since then, we have continually refined our core technology and have developed additional innovative networking solutions that expand upon the business of providing our customers network connectivity. With the expansion of networking and the Internet, our technology focus has been increasingly broader and has expanded beyond IT equipment, so that our device solutions provide a product manufacturer with the ability to network its products within the industrial, service and commercial markets.

We provide three broad categories of products: “device networking solutions” that enable electronic products to be connected to a network; “IT management solutions” that enable multiple pieces of equipment, usually IT-related network hardware such as servers, routers, switches and similar pieces of equipment to be managed over a network; and “non-core” products and services that include visualization solutions, legacy print servers and other miscellaneous products. The expansion of our business in the future is directed at the first two of these categories, which comprise our “core” businesses of device networking and IT management solutions.

Today, our solutions include fully integrated hardware and software devices, as well as software tools, to develop related customer applications. Because we deal with network connectivity, we provide solutions to extremely broad market segments, including industrial, retail, medical, commercial, financial, governmental, building automation and many more. Our technology is used to provide networking capabilities to products such as medical equipment, manufacturing equipment, bar code scanners, building heating ventilation and air conditioning systems, elevators, process control equipment, vending machines, thermostats, security cameras, temperature sensors, card readers, point of sale terminals, time clocks and virtually any product that has some form of standard data control capability.

We sell our products through a global network of distributors, systems integrators, value-added resellers (“VARs”), manufacturers’ representatives and original equipment manufacturers (“OEMs”). In addition, we sell directly to selected accounts.

Financial Highlights and Other Information for the Fiscal Quarter Ended September 30, 2005

The following is a summary of the key factors and significant events which impacted our financial performance during the fiscal quarter ended September 30, 2005:

•
Net revenues of $12.2 million for the fiscal quarter ended September 30, 2005 increased by $1.2 million or 10.8% as compared to $11.0 million reported during the fiscal quarter ended September 30, 2004. The revenue increase is primarily due to an increase in our Device networking product line of $2.0 million or 32.6%, which was offset by decreases in our IT management and Non-core product lines of $339,000 and $497,000, respectively.

•
Gross profit as a percentage of net revenues was 50.0% for the fiscal quarter ended September 30 2005, decreasing 0.3% from the 50.3% reported in the fiscal quarter ended September 30, 2004. The decline in gross profit is primarily due to an increase in volumes of lower margin products, which was offset by a decrease in the amortization of purchased intangible assets and a reduction in product warranty reserves to reflect a decrease in our product return rates.

•
Loss from operations as a percentage of net revenues was 10.8% for the fiscal quarter ended September 30, 2005 compared to 32.9% in the fiscal quarter ended September 30, 2004. The improvement is primarily due to a $2.0 million decrease in operating expenses, which was offset by a $177,000 increase in share-based compensation expense recorded in connection with our July 1, 2005 adoption of a new accounting standard as further described below.

•
Net loss of $1.3 million, or $0.02 per diluted share, in the fiscal quarter ended September 30, 2005, improved from a net loss of $3.6 million, or $0.06 per diluted share, in the fiscal quarter ended September 30, 2004.

•	Cash, cash equivalents and marketable securities increased from $6.8 million as of June 30, 2005, to $6.9 million as of September 30, 2005.

•
Accounts receivable were $2.8 million as of September 30, 2005 as compared to $2.6 million at June 30, 2005. Days sales outstanding (“DSO”) in receivables as of September 30, 2005 improved to 20.3 days from 22.2 days as of June 30, 2005. Our accounts receivable and DSO are primarily affected by the linearity of shipments within the year, our collections performance and the fact that revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

•
Inventories were $6.2 million as of September 30, 2005 as compared to $6.8 million as of June 30, 2005. Our annualized inventory turns of 3.8 in the first fiscal quarter of 2006 improved from the 3.6 turns during the full fiscal year of 2005.

Critical Accounting Policies and Estimates

      The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, goodwill and purchased intangible assets and settlement costs. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Adoption of SFAS 123R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met. However, under APB 25 and related accounting guidance, we recognized compensation expense for in-the-money option grants to employees and employee stock options assumed by us in connection with our acquisitions of the businesses that previously employed those individuals. Additionally, the pro forma impact from recognition of the estimated fair value of stock options granted to employees has been disclosed in our footnotes as required under previous accounting rules.

Effective for the first quarter of fiscal 2006, we adopted SFAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.

The fair value concepts were not changed significantly in SFAS 123R; however, in adopting this SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we will continue using both the Black-Scholes-Merton option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. We will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate for us, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), we were not required to estimate forfeitures in our expense calculation for the stock compensation pro forma footnote disclosure; however, SFAS 123R requires an estimate of forfeitures and upon adoption we changed our methodology to include an estimate of forfeitures.

The following table illustrates (i) the impact of adopting SFAS 123R on loss before income taxes, net loss and basic and diluted loss per share and (ii) as if we had continued to account for share-based compensation under APB 25 (in thousands, except per share data):

	Three Months Ended September 30, 2005
	SFAS 123R	APB 25
Loss before income taxes	$(1,335)	$(1,102)
Net loss	$(1,341)	$(1,108)
Basic and diluted net loss per share	$(0.02)	$(0.02)

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted under our stock option plans in the first fiscal quarter of 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized on a straight-line basis to expense over the options’ vesting period (in thousands, except per share data):

Three Months Ended
September 30,
2004

Net loss - as reported	$(3,555)
Add: Share-based employee compensation expense included
in net loss, net of related tax effects - as reported	62
Deduct: Share-based employee compensation expense determined
under fair value method, net of related tax effects - pro forma	(447)
Net loss - pro forma	$(3,940)
Basic and diluted net loss per share - as reported	$(0.06)
Basic and diluted net loss per share - pro forma	$(0.07)

The fair value of the each share-based award is estimated on the grant date using the Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock. The expected term of options granted subsequent to the adoption of SFAS 123R is derived using the simplified method as defined in the SEC’s Staff Accounting Bulletin 107, “Implementation of FASB 123R.” The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant.

Total compensation cost related to nonvested awards not yet recognized and the weighted-average period over which it is expected to be recognized is as follows (in thousands):

September 30, 2005
Cost of revenues	$139
Sales, general and administrative	1,013
Research and development	314
Total	$1,466

Weighted-average remaining years	2.5

Recent Accounting Pronouncements

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

Consolidated Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

	Three Months Ended
	September 30,
	2005	2004

Net revenues	100.0%	100.0%
Cost of revenues	49.8%	49.7%
Cost of revenues - share-based compensation	0.2%	0.0%
Gross profit	50.0%	50.3%
Operating expenses:
Selling, general and administrative	48.2%	61.6%
Selling, general and administrative - share-based compensation	1.4%	0.5%
Research and development	11.0%	20.8%
Research and development - share-based compensation	0.4%	0.0%
Amortization of purchased intangible assets	0.0%	0.3%
Restructuring recovery	(0.2%)	0.0%
Total operating expenses	60.8%	83.2%
Loss from operations	(10.8%)	(32.9%)
Interest income, net	0.0%	0.1%
Other income (expense), net	(0.1%)	0.7%
Loss before income taxes	(10.9%)	(32.1%)
Provision for income taxes	0.1%	0.6%
Loss from continuing operations	(11.0%)	(32.7%)
Income from discontinued operations	0.0%	0.5%
Net loss	(11.0%)	(32.2%)

Comparison of the Three Months Ended September 30, 2005 and 2004

Net Revenues by Product Category (in thousands)

	Three Months Ended
	September 30,
		% of Net		% of Net		$%
	2005	Revenue	2004	Revenue	Variance	Variance

Device networking	$8,257	67.5%	$6,226	56.4%	$2,031	32.6%
IT management	2,783	22.7%	3,122	28.3%	(339)	(10.9%)
Non-core	1,200	9.8%	1,697	15.3%	(497)	(29.3%)
Total	$12,240	100.0%	$11,045	100.0%	$1,195	10.8%

The increase in net revenues for the three months ended September 30, 2005 as compared to the same period one year ago was a result of an increase in net revenues from our device networking products due to volume increase, offset by a decrease in demand in our non-core products, and to a lesser extent, our IT management products. The decrease in our non-core product net revenues is primarily due to a decrease in demand of our visualization, Stallion and print server products. We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in device networking and IT management products.

Net Revenues by Region (in thousands)

	Three Months Ended
	September 30,
		% of Net		% of Net		$%
	2005	Revenue	2004	Revenue	Variance	Variance
Americas	$8,179	66.8%	$7,531	68.2%	$648	8.6%
Europe	2,959	24.2%	2,793	25.3%	166	5.9%
Other	1,102	9.0%	721	6.5%	381	52.8%
Total	$12,240	100.0%	$11,045	100.0%	$1,195	10.8%

The increase for the three months ended September 30, 2005 as compared to the same period one year ago is a result of an increase in net revenues in the Americas region, Europe region and Other regions. The increase in net revenues in the Americas region is primarily attributable to higher sales of device networking offset by lower sales of IT management and lower sales of non-core products. The increase in European and Other regions is primarily due to growth in our device networking business.

Gross Profit (in thousands)

	Three Months Ended
	September 30,
		% of Net		% of Net		$%
	2005	Revenue	2004	Revenue	Variance	Variance
Gross profit	$6,120	50.0%	$5,557	50.3%	$563	10.1%

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers, amortization of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, overhead, royalty, warranty costs and share-based compensation. The decline in gross profit is primarily due to an increase in sales volume of lower margin products offset by a decrease in the amortization of purchased intangible assets and a reduction in product warranty reserves to reflect a decrease in our product return rates.

Cost of revenues includes amortization of purchased intangible assets as follows (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Amortization of purchased intangible assets	$297	$365

The unamortized balance of purchased intangible assets will be amortized to cost of revenues as follows (in thousands):

	2006	2007	Total
Amount remaining to be amortized	$365	$103	$468

Selling, General and Administrative (in thousands)

	Three Months Ended
	September 30,
		% of Net		% of Net		$%
	2005	Revenue	2004	Revenue	Variance	Variance
Selling, general and adminstrative (1)	$5,905	48.2%	$6,800	61.6%	$(895)	(13.2%)
Selling, general and administrative
- share-based compensation	$167	1.4%	$57	0.5%	$110	193.0%
(1) Excludes share-based compensation expense, which is presented separately by respective expense category.

Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, insurance proceeds, purchased patents and professional legal and accounting fees. The decrease in selling, general and administrative expense for the three months ended September 30, 2005 is primarily due to a reduction in headcount, depreciation expense, and marketing expenses for new product introductions and existing products, partially offset by an increase in professional fees. The increase in share-based compensation expense is due to our adoption of SFAS 123R as of July 1, 2005. See above section, Adoption of SFAS 123R, for additional detail.

Research and Development (in thousands)

	Three Months Ended
	September 30,
		% of Net		% of Net	$	%
	2005	Revenue	2004	Revenue	Variance	Variance

Research and development (1)	$1,351	11.0%	$2,295	20.8%	$(944)	(41.1%)
Research and development
- share-based compensation	$52	0.4%	$5	0.0%	$47	940.0%

(1) Excludes share-based compensation expense, which is presented separately by respective expense category.

Research and development expenses consist primarily of personnel-related costs of employees, as well as expenditures to third-party vendors for research and development activities. The decrease in research and development expenses for the three months ended September 30, 2005 is primarily due to a reduction in headcount, severance costs and outside services. The increase in share-based compensation expense is due to our adoption of SFAS 123R as of July 1, 2005. See above section, Adoption of SFAS 123R, for additional detail.

Restructuring Charges

During the three months ended September 30, 2005, approximately $29,000 of restructuring charges were recovered as a result of a decrease in our expected liability related to the consolidation of excess facilities that occurred during our fiscal 2004 and 2003 restructurings.

Other Income (Expense), Net (in thousands)

	Three Months Ended
	September 30,
		% of Net		% of Net		$%
	2005	Revenue	2004	Revenue	Variance	Variance
Other income (expense), net	$(10)	(0.1)%	$70	0.6%	$(80)	114.3%

The increased expense in the fiscal quarter ended September 30, 2005 over the corresponding fiscal quarter in the prior fiscal year is primarily due to higher foreign exchange losses.

Provision for Income Taxes - Effective Tax Rate

The Company utilizes the liability method of accounting for income taxes. The following table shows the Company’s effective tax rates for the periods shown:

	Three Months Ended September 30,
	2005	2004
Effective tax rate	0%	(2%)

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

The following table summarizes the major components of the consolidated statement of cash flows (in thousands):

	Three Months Ended September 30, 2005
	2005	2004
Net cash provided by (used in):
Net loss	$(1,341)	$(3,555)
Non-cash operating expenses, net	434	564
Changes in operating assets and liabilities	1,017	587
Net cash provided by (used in) operating activities	110	(2,404)
Net cash (used in) provided by investing activities	(38)	2,023
Net cash provided by (used in) financing activities	111	(651)
Effect of foreign exchange rate changes on cash	(20)	92
Increase (decrease) in cash and cash equivalents	$163	$(940)

	2005	2004
Cash and cash equivalents	$6,853	$6,690
Marketable securities	92	85
	$6,945	$6,775

Our cash, cash equivalents and marketable securities balances increased by approximately $170,000, from $6.8 million at June 30, 2005, to $6.9 million at September 30, 2005. We refer to the sum of these components as “cash” for the purpose of discussing our cash usage and liquidity.

Operating activities provided cash for the fiscal quarter ended September 30, 2005. This was primarily the result of the net loss offset by net cash provided from changes in operating assets and liabilities and non-cash operating expenses.  Non-cash items that had a significant impact on net loss included depreciation, amortization of purchased intangible assets, share-based compensation expense, provision for inventories and restructuring recovery.

Operating activities used cash for the fiscal quarter ended September 30, 2004. This was primarily the result of the net loss offset by non-cash operating expenses.  Non-cash items that had a significant impact on net loss included depreciation, amortization of purchased intangible assets, stock-based compensation expense, provision for doubtful accounts and provision for inventories.

Investing activities used cash for the fiscal quarter ended September 30, 2005. This was primarily for the purchase of property and equipment. Investing activities provided cash for the fiscal quarter ended September 30, 2004. This was primarily due to net proceeds of $2.1 million from the purchase and sale of marketable securities.

Financing activities provided cash for the fiscal quarter ended September 30, 2005. We received $150,000 related to the purchase of common shares through option exercises and the Employee Stock Purchase Plan. Financing activities used cash for the fiscal quarter ended September 30, 2004. This was primarily due to the payment of a convertible note payable offset by proceeds from the purchase of common shares through option exercises and the Employee Stock Purchase Plan.

In January 2002, we entered into a two-year line of credit with a bank in an amount not to exceed $20.0 million. Borrowings under the line of credit bear interest at either: (i) the prime rate or (ii) the LIBOR rate plus 2.0%. We were required to pay a $100,000 facility fee which was reduced to $62,500 and was paid. We were also required to pay a quarterly unused line fee of 0.125% of the unused line of credit balance. Since establishing the line of credit, we have twice reduced the amount of the line, modified customary financial covenants, and adjusted the interest rate to be charged on borrowings to the prime rate plus 0.50% and eliminated the LIBOR option. Effective July 25, 2003, we further modified this line of credit, reducing the revolving line to $5.0 million, and adjusting the customary affirmative and negative covenants. We were also required to maintain certain financial ratios as defined in the agreement. The agreement had an annual revolving maturity date that renewed on the effective date. The agreement was renewed on July 24, 2004, with an amendment to a financial ratio, and again on February 15, 2005, with an amendment to a covenant. We paid $12,500 and $1,000 in facility fees, respectively, for the renewals. Our revolving credit line at June 30, 2005 was $3.0 million. As of June 30, 2005, we had no borrowings against this line of credit. Additionally, we have used letters of credit available under the line of credit totaling approximately $480,000 in place of cash to fund deposits on leases, tax account deposits and security deposits. As a result, our available line of credit at June 30, 2005 was $2.5 million. Pursuant to the line of credit, we were restricted from paying any dividends. As of June 30, 2005, we were not in compliance with the quick ratio covenant as defined in the agreement. A waiver was granted by the bank during August 2005. The line of credit expired July 22, 2005. We are in the process of obtaining a new line of credit.

As of September 30, 2005, approximately $2.3 million of our tangible assets (primarily cash held in foreign subsidiary bank accounts) were held by subsidiaries outside the U.S. Such assets are unrestricted with regard to foreign liquidity needs, however, our ability to utilize a portion of such assets to satisfy liquidity needs outside of such foreign locations are subject to approval by the foreign locations’ board of directors.

The cumulative effect of the reductions initiated in October 2004 through January 2005 is that we have lowered our operating costs to streamline operations and lower our cash breakeven point from the earlier revenue range of $14-15 million in quarterly revenues as an operating model, to approximately $13 million per quarter. This target is based upon a financial model, and we expect that actual expenses may vary in any quarter and therefore financial results impacting cash usage or profitability will vary. Also, uses of cash to fund inventories, receivables and payables will cause results to vary from the financial model.

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

We have experienced, and expect to continue to experience, significant fluctuations in revenues, expenses and operating results from quarter to quarter. We, therefore, believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. Our short-term expense levels for ongoing operations are relatively fixed and are based on our expectations of future net revenues. If we were to experience a reduction in revenues in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that fiscal quarter would be harmed. If our operating results in future fiscal quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

•	changes in the mix of net revenues attributable to higher-margin and lower-margin products;

•	customers’ decisions to defer or accelerate orders;

•	variations in the size or timing of orders for our products;

•	changes in demand for our products;

•	defects and other product quality problems;

•	loss or gain of significant customers;

•	short-term fluctuations in the cost or availability of our critical components;

•	announcements or introductions of new products by our competitors;

•	effects of terrorist attacks in the U.S. and abroad; and

•	changes in demand for devices that incorporate our products.

Current or future litigation could adversely affect us.

We are currently involved in significant litigation, including multiple security class action lawsuits, a state derivative lawsuit, significant patent infringement litigation, and litigation with a former executive officer. The pending lawsuits involve complex questions of fact and law and will likely continue to require the expenditure of significant funds and the diversion of other resources. We do not know what the outcome of outstanding legal proceedings will be and cannot determine the extent to which these resolutions might have a material adverse effect on our business, financial condition or results of operations. The results of litigation are inherently uncertain, and adverse outcomes are possible. For a more detailed description of pending litigation, see Note 11 of Part I of this Form 10-Q.

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

Substantial litigation regarding intellectual property rights exists in our industry. For example, Digi International (“Digi”) has filed a lawsuit against us alleging that we infringe one of their patents, and we have filed three suits against Digi alleging that they infringe patents that we own or license. These pending lawsuits involve complex questions of fact and law and will likely continue to require the expenditure of significant funds and the diversion of other resources. We do not know what the outcome of these legal proceedings will be and cannot determine the extent to which resolutions of these disputes might have a material adverse effect on our business, financial condition or results of operations. The results of litigation are inherently uncertain, and adverse outcomes are possible. For a more detailed description of pending litigation, see Note 11 of Part I of this Form 10-Q.

There is a risk that other third parties will claim that our products, or our customers’ products, infringe on their intellectual property rights or that we have misappropriated their intellectual property. In addition, software, business processes and other property rights in our industry might be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Other parties might currently have, or might eventually be issued patents that pertain to the proprietary rights we use. Any of these third parties might make a claim of infringement against us. The results of litigation are inherently uncertain, and adverse outcomes are possible.

Responding to any infringement claim, regardless of its validity, could:

•	be time-consuming, costly and/or result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages, including treble damages if we are held to have willfully infringed;

•	require us to enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products; or

•	require us to satisfy indemnification obligations to our customers.

If any of these occur, our business, financial condition or results of operations could be adversely affected.

Our use of contract manufacturers in China and Taiwan involves risks that could adversely affect us.

We use contract manufacturers based in China and Taiwan. There are significant risks of doing business in these locations, including the following:

•
These locations do not afford the same level of protection to intellectual property as do domestic or many foreign countries. If our products were reverse-engineered or our intellectual property were otherwise pirated (reproduced and duplicated without our knowledge or approval), our revenues would be reduced;

•	Delivery times are extended due to the distances involved, requiring more lead-time in ordering and increasing the risk of excess inventories;

•	We could incur ocean freight delays because of labor problems, weather delays or customs problems; and

•	U.S. foreign relations with these locations have, historically, been subject to change. Political considerations and actions could interrupt our expected supply of products from these locations.

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

If we are unable to develop new products as a result of our research and development efforts, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development. In addition, if we do not invest sufficiently in research and development, we may be unable to maintain our competitive position. Our research and development expense have decreased, which may put us at a competitive disadvantage compared to our competitors and adversely affect our market position. The following table shows our research and development expenditures and percentages of net revenue for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended
	September 30,
	2005	2004
Research and development (1)	$1,351	$2,295
Research and development - share-based compensation	52	5
	$1,403	$2,300
Research and development as a percent of net revenue	11.5%	20.8%

(1) Excludes share-based compensation expense, which is presented separately by respective expense category.

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

	Three Months Ended
	September 30,
	2005	2004
Top five customers	41.7%	47.0%
Ingram Micro	12.6%	19.8%
Tech Data	14.0%	10.5%

Below is a table of our two largest customers as a percentage of accounts receivable, net for the periods indicated:

	Three Months Ended
	September 30,
	2005	2004
Ingram Micro	23.2%	21.8%
Tech Data	*	11.7%

* Less than 10% of accounts receivable, net.

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

Our future success also depends on our ability to attract new customers, which often involves an extended selling process. The sale of our products often involves a significant technical evaluation, and we often face delays because of our customers’ internal procedures for evaluating and deploying new technologies. For these and other reasons, the sales cycle associated with our products is typically lengthy, often lasting six to nine months and sometimes longer. Therefore, if we were to lose a major customer, we might not be able to replace the customer on a timely basis, or at all. This would cause our net revenues to decrease and could cause the price of our stock to decline.

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

The SEC is investigating the events surrounding the restatement of our financial statements filed on June 25, 2002 for the fiscal year ended June 30, 2001 and for the six months ended December 31, 2002. The SEC could conclude that we violated the rules of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. In either event, the SEC might levy civil fines against us, or might conclude that we lack sufficient internal controls to warrant our being allowed to continue offering our shares to the public. This investigation involves substantial cost. These costs, and the cost of any fines imposed by the SEC, are not covered by insurance. In addition to sanctions imposed by the SEC, an adverse determination could significantly damage our reputation with customers and vendors, and harm our employees’ morale.

If software that we license or acquire from the open source software community and incorporate into our products were to become unavailable or no longer available on commercially reasonable terms, it could adversely affect sales of our products, which could disrupt our business and harm our financial results.

Certain of our products contain components developed and maintained by third-party software vendors or are available through the “open source” software community. We also expect that we may incorporate software from third-party vendors and open source software in our future products. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our products to function with alternate third-party software or open source software, or develop these components ourselves, which would result in increased costs and could result in delays in our product shipments. Furthermore, we might be forced to limit the features available in our current or future product offerings. We are presently developing products for use on the Linux platform. The SCO Group (“SCO”) has filed and threatened to file lawsuits against companies that operate Linux for commercial purposes, alleging that such use of Linux infringes SCO’s rights. These allegations may adversely affect the demand for the Linux platform and, consequently, the sales of our Linux-based products.

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

We outsource substantially all of our manufacturing to three manufacturers: Venture Electronics Services, Uni Precision Industrial Ltd., and Universal Scientific Industrial Company, LTD. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

•	lack of guaranteed production capacity or product supply; and

•	reliance on these manufacturers to maintain competitive manufacturing technologies.

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

The following table presents the amount of revenue derived from international sources (amounts in thousands except percentages) for the periods indicated:

	Three Months Ended
	September 30,
		% of Net		% of Net
	2005	Revenue	2004	Revenue
Americas	$8,179	66.8%	$7,531	68.2%
Europe	2,959	24.2%	2,793	25.3%
Other	1,102	9.0%	721	6.5%
Total	$12,240	100.0%	$11,045	100.0%

We expect that international revenues will continue to represent a significant portion of our net revenues in the foreseeable future. Doing business internationally involves greater expense and many risks. For example, because the products we sell abroad and the products and services we buy abroad are priced in foreign currencies, we are affected by fluctuating exchange rates. In the past, we have from time to time lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we face other risks of doing business internationally, including:

•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

•	reduced protection for intellectual property rights in some countries;

•	differing labor regulations;

•	compliance with a wide variety of complex regulatory requirements;

•	changes in a country’s or region’s political or economic conditions;

•	effects of terrorist attacks in the U.S. and abroad;

•	greater difficulty in staffing and managing foreign operations; and

•	increased financial accounting and reporting burdens and complexities.

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

At any time, competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. The following table shows our inventory and excess and obsolete inventory reserve (in thousands) for the periods indicated:

	September 30,	June 30,
	2005	2005
Raw materials	$3,827	$3,973
Finished goods	6,549	7,277
Inventory at distributors	1,217	1,181
	11,593	12,431
Reserve for excess and obsolete inventories	(5,403)	(5,603)
	$6,190	$6,828

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

We have not historically relied on patents to protect our proprietary rights, although we are now building a patent portfolio. We rely primarily on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions that we have taken:

•	laws and contractual restrictions might not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

•	other companies might claim common law trademark rights based upon use that precedes the registration of our marks;

•	other companies might assert other rights to market products using our trademarks;

•	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use;

•	courts may determine that our software programs use open source software in such a way that deprives the entire programs of intellectual property protection; and

•	current federal laws that prohibit software copying provide only limited protection from software pirates.

Also, the laws of some of the countries in which we market and manufacture our products offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third-parties to benefit from our technology without paying us for it, which could significantly harm our business.

Business interruptions could adversely affect our business.

Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults and, therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance for direct earthquake-related losses. In addition, we do not carry business interruption insurance for, nor do we carry financial reserves against, business interruptions arising from earthquakes or certain other events. If a business interruption occurs, our business could be materially and adversely affected.

If we fail to maintain an effective system of disclosure controls or internal controls over financial reporting, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate periodically the effectiveness of its internal controls over financial reporting, and to include a management report assessing the effectiveness of its internal controls as of the end of each fiscal year. As we are currently a non-accelerated filer, current SEC rules will require that our first management report on the effectiveness of our internal controls be in our first fiscal year ending on or after July 15, 2007. These rules will also require our independent public accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting.

Our management does not expect that our internal controls over financial reporting will prevent all errors or frauds. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving us have been, or will be, detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of a person, or by collusion among two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or frauds may occur and not be detected.

In connection with our fiscal 2005 audit and described in our Annual Report on Form 10-K filed with the SEC on September 28, 2005, we determined and informed our Audit Committee that we had incorrectly accounted for (i) the accrual of professional fees and other accrued liabilities and (ii) amounts previously recorded as stock-based compensation related to a stock option grant to a terminated employee, which resulted in the adjustment to amounts as originally reported in our first, second and third fiscal quarters of 2005 consolidated financial statements. In addition, we determined and concluded that there were other significant deficiencies in our financial statement close process. We concluded that these conditions were a material weakness in our internal controls over financial reporting. Included in this Quarterly Report on Form 10-Q in Item 4, Part I is a more detailed discussion of the material weakness that has been identified. We have taken steps to remediate the material weakness in our internal controls over financial reporting and the ineffectiveness of our disclosure controls. Our failure to adequately remediate our material weakness could have a material adverse effect on our business, results of operations and financial condition.

We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our disclosure controls and internal controls over financial reporting in the future. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

Changes in the accounting treatment of stock options will adversely affect our results of operations.

In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. We adopted SFAS 123R beginning in the first quarter of fiscal 2006. The adoption of the SFAS 123R fair value method had a significant adverse impact on our reported results of operations because the share-based compensation expense is charged directly against our reported earnings. Had we adopted SFAS 123 in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123R assuming the application of the Black-Scholes-Merton option-pricing formula as described above in the section Adoption of SFAS 123R.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk is limited to the exposure related to our cash and cash equivalents, which is tied to market interest rates. We had the following cash and cash equivalents and marketable securities consisting of publicly traded equity securities (in thousands) for the periods indicated:

	September 30,	June 30,
	2005	2005
Cash and cash equivalents	$6,853	$6,690
Marketable securities	92	85
	$6,945	$6,775

We believe our cash and cash equivalents and marketable securities would not decline in value by a significant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

Foreign Currency Risk

We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of our fiscal quarter ended September 30, 2005. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls over financial reporting

As described in our Form 10-K filed on September 28, 2005, in connection with our fiscal 2005 financial statement close, we determined and concluded that there were significant deficiencies in our financial statement close process. We concluded that those conditions constituted a material weakness in our internal controls over financial reporting. During our fiscal quarter ended September 30, 2005, we implemented certain improvements to our internal controls over financial reporting, as discussed in more detail below. Other than as described below, there has not been any other change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During our fiscal quarter ended September 30, 2005, management initiated, with the Audit Committee’s concurrence, certain remedial measures designed to improve our internal control over financial reporting. The following describes the remedial measures we have implemented:

1.	Update the Company’s accounting policies and procedures to ensure the proper accrual of professional fees and other liabilities.

We have (i) changed our accounting policies and procedures surrounding the accrual of audit and tax fees to accrue for such fees on an as-incurred basis and limiting our reserves to amounts that can be specifically estimated and (ii) initiated a policy and procedure under which we contact all attorneys with significant activity and request a detailed statement of their billed and unbilled legal fees as of the financial period-end.

2.
The review, revision or establishment of new policies and procedures to ensure the proper accounting and documentation for accounting conclusions reached during the preparation of significant accounting estimates and reserves and for recording complex transactions.

As described in item 1, we changed certain accounting policies and procedures relating to the accounting for accrued liabilities in the first quarter of fiscal 2006. We are currently in the process of formally documenting these policy and procedure changes, including reserves for excess and obsolete inventories and accrued liabilities. In addition, we are in the process of updating our policies and procedures for the documentation of complex accounting conclusions. Although we are not required to be compliant with the provisions of Section 404 of the Sarbanes-Oxley Act in the current year, we anticipate that we will identify additional processes and procedures that will require further documentation, revision and possibly remediation as we begin our effort to implement Section 404 of the Sarbanes-Oxley Act.

3.
For significant accounting processes that use complex spreadsheets, identify and implement alternative computing solutions that are designed with appropriate internal controls or put in place controls over existing end-user computing spreadsheets.

We have made improvements to our controls over end-user computing spreadsheets by redesigning the Excel spreadsheets used to calculate our reserve for excess and obsolete inventories. In addition, during fiscal 2006 and 2007 we plan on upgrading our current financial information systems. We anticipate that our new information system will allow us to reduce our reliance on end-user spreadsheets.

In addition to the remedial measures that were initiated during our fiscal quarter ended September 30, 2005, we also intend to implement the following changes to our internal controls over financial reporting:

1.	Implement a process whereby a centralized accounts payable function receives all incoming invoices and accrues for such invoices upon receipt.

We anticipate implementing a centralized accounts payable function during the second fiscal quarter of 2006 by more timely processing invoices when the invoices and mail are received.

2.	Implement a process whereby the Company’s accounting conclusions on complex transactions are reviewed by an external consultant that is considered a GAAP expert.

As needed, we anticipate identifying a qualified external GAAP expert to review our accounting conclusions on complex transactions during the second or third fiscal quarter of 2006. During the first fiscal quarter of 2006, we did not enter into any complex transactions whereby an external review was considered necessary.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 11 of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2005	LANTRONIX, INC. (Registrant)

By:	/s/ Marc H. Nussbaum
Marc H. Nussbaum
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James W. Kerrigan
James W. Kerrigan
Chief Financial Officer and Secretary
(Principal Financial Officer)