Form 10-Q
period 2005-12-31
LANTRONIX INC
filed 2006-02-13
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of February 3, 2006, 59,043,230 shares of the Registrant’s common stock were outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
December 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share data)
	December 31,	June 30,
ASSETS	2005	2005
Current assets:
Cash and cash equivalents	$7,194	$6,690
Marketable securities	97	85
Accounts receivable (net of allowance for doubtful accounts of
$68 and $158 at December 31, 2005 and June 30, 2005, respectively)	2,528	2,646
Inventories, net	6,624	6,828
Contract manufacturers' receivable (net of allowance of
$27 and $22 at December 31, 2005 and June 30, 2005, respectively)	899	711
Settlements recovery	14,350	1,200
Prepaid expenses and other current assets	1,351	1,055
Total current assets	33,043	19,215

Property and equipment, net	587	674
Goodwill	9,488	9,488
Purchased intangible assets, net	246	559
Officer loans (net of allowance of $4,470
at December 31, 2005 and June 30, 2005, respectively)	119	116
Other assets	33	65
Total assets	$43,516	$30,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,988	$4,702
Accrued payroll and related expenses	1,459	1,296
Warranty reserve	972	1,248
Restructuring reserve	155	264
Accrued settlements	16,950	1,200
Other current liabilities	3,685	2,812
Total current liabilities	29,209	11,522
Other long-term liabilities	92	76
Long-term capital lease obligations	6	51

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized;
59,035,938 and 58,790,413 shares issued and outstanding at
December 31, 2005 and June 30, 2005, respectively	6	6
Additional paid-in capital	181,923	181,264
Deferred compensation	-	(17)
Accumulated deficit	(167,994)	(163,082)
Accumulated other comprehensive income	274	297
Total stockholders' equity	14,209	18,468
Total liabilities and stockholders' equity	$43,516	$30,117

See accompanying notes

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net revenues (1)	$12,955	$12,908	$25,195	$23,953
Cost of revenues (2)(3)	6,336	6,652	12,436	12,140
Cost of revenues - share-based compensation	21	-	41	-
Gross profit	6,598	6,256	12,718	11,813
Operating expenses:
Selling, general and administrative (3)	6,057	6,628	11,962	13,428
Selling, general and administrative - share-based compensation	161	96	328	153
Research and development (3)	1,257	1,421	2,608	3,716
Research and development - share-based compensation	53	-	105	5
Amortization of purchased intangible assets	-	19	2	48
Restructuring recovery	-	-	(29)	-
Litigation settlement costs	2,600	-	2,600	-
Total operating expenses	10,128	8,164	17,576	17,350
Loss from operations	(3,530)	(1,908)	(4,858)	(5,537)
Interest income, net	18	7	21	16
Other income (expense), net	(49)	472	(59)	542
Loss before income taxes	(3,561)	(1,429)	(4,896)	(4,979)
Provision for income taxes	10	109	16	170
Loss from continuing operations	(3,571)	(1,538)	(4,912)	(5,149)
Income from discontinued operations	-	-	-	56
Net loss	$(3,571)	$(1,538)	$(4,912)	$(5,093)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.06)	$(0.03)	$(0.08)	$(0.09)
Income from discontinued operations	-	-	-	-
Basic and diluted net loss per share	$(0.06)	$(0.03)	$(0.08)	$(0.09)

Basic and diluted weighted-average shares	58,670	58,149	58,582	58,033

(1) Includes net revenues from related party	$306	$296	$606	$614

(2) Includes amortization of purchased intangible assets	$223	$364	$520	$729

(3) Excludes share-based compensation expense, which is presented separately by respective expense category.

See accompanying notes

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,912)	$(5,093)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	220	391
Amortization of purchased intangible assets	520	777
Share-based compensation	474	158
Provision for doubtful accounts	(35)	221
Provision for inventories	(109)	(69)
Litigation settlement costs	2,600	-
Restructuring recovery	(29)	(56)
Gain on disposal of fixed assets	(2)	(2)
Foreign currency transaction loss (gain)	77	(403)
Changes in operating assets and liabilities:
Accounts receivable	153	(569)
Inventories	313	630
Contract manufacturers' receivable	(188)	229
Prepaid expenses and other current assets	(287)	(1,007)
Other assets	28	(5)
Accounts payable	1,262	451
Warranty reserve	(276)	40
Restructuring reserve	(80)	(310)
Other liabilities	899	1,019
Net cash provided by (used in) operating activities	628	(3,598)
Cash flows from investing activities:
Purchases of property and equipment, net	(132)	(79)
Purchases of marketable securities	-	(1,000)
Proceeds from sale of marketable securities	-	3,425
Net cash (used in) provided by investing activities	(132)	2,346
Cash flows from financing activities:
Net proceeds from issuances of common stock	200	306
Payment of line of credit	-	(250)
Payment of convertible note payable	-	(867)
Payment on capital lease obligations	(79)	-
Net cash provided by (used in) financing activities	121	(811)
Effect of foreign exchange rate changes on cash	(113)	541
Increase (decrease) in cash and cash equivalents	504	(1,522)
Cash and cash equivalents at beginning of period	6,690	9,128
Cash and cash equivalents at end of period	$7,194	$7,606

See accompanying notes

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the “Company”) at December 31, 2005, the consolidated results of its operations for the three and six months ended December 31, 2005 and 2004, and its cash flows for the six months ended December 31, 2005 and 2004. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Certain amounts in the three and six months ended December 31, 2004 condensed consolidated financial statements have been reclassified to conform with the current three and six month fiscal presentation. During the fourth quarter of fiscal 2005, adjustments were identified that resulted in a restatement of certain amounts in the Company’s unaudited first and second quarters of fiscal 2005. Additional information on the adjustments is included in the Company’s Annual Report on Form 10-K.

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

2. Net Loss per Share

Basic and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Numerator:	2005	2004	2005	2004
Loss from continuing operations	$(3,571)	$(1,538)	$(4,912)	$(5,149)
Income from discontinued operations	-	-	-	56
Net loss	$(3,571)	$(1,538)	$(4,912)	$(5,093)
Denominator:
Weighted-average shares outstanding	59,002	58,481	58,914	58,365
Less: Unvested common shares outstanding	(332)	(332)	(332)	(332)
Basic and diluted weighted-average shares	58,670	58,149	58,582	58,033

Basic and diluted loss per share from continuing operations	$(0.06)	$(0.03)	$(0.08)	$(0.09)
Basic and diluted income from discontinued operations	-	-	-	-
Basic and diluted net loss per share	$(0.06)	$(0.03)	$(0.08)	$(0.09)

        The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Common stock equivalents	1,403,127	3,685,176	1,255,727	3,834,195

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	December 31,	June 30,
	2005	2005

Raw materials	$3,787	$3,973
Finished goods	6,731	7,277
Inventory at distributors	1,362	1,181
	11,880	12,431
Reserve for excess and obsolete inventories	(5,256)	(5,603)
	$6,624	$6,828
4. Purchased Intangible Assets

The composition of purchased intangible assets is as follows (in thousands):

		December 31, 2005			June 30, 2005
	Useful
	Lives		Accumulated			Accumulated
	in Years	Gross	Amortization	Net	Gross	Amortization	Net

Existing technology	1 - 5	$7,297	$(7,051)	$246	$7,090	$(6,533)	$557
Tradename/trademark	5	32	(32)	-	32	(30)	2

Total		$7,329	$(7,083)	$246	$7,122	$(6,563)	$559

The unamortized balance of purchased intangible assets will be amortized to cost of revenues as follows (in thousands):

	2006	2007	Total

Amount remaining to be amortized	$143	$103	$246

5. Restructuring Reserve

From the fiscal quarter ended March 31, 2002 through the fiscal quarter ended March 31, 2003, the Company implemented plans to restructure its operations to prioritize its initiatives around the growth area of its business, focus on profit contribution, reduce expenses and improve operating efficiency. These restructuring plans included a worldwide workforce reduction, consolidation of excess facilities and other charges. During the fiscal years ended June 30, 2004 and 2003, approximately 58 and 50 employees, respectively, were terminated across all of the Company’s business functions and geographic regions in connection with the restructuring plans.

We expect to pay the remaining balance of the restructuring reserve within the next twelve months. A summary of the activity in the restructuring reserve account, which relates to the consolidation of excess facilities is as follows (in thousands):

Six Months Ended
December 31, 2005

Beginning balance	$264
Restructuring recovery	(29)
Cash payments	(80)
Ending balance	$155

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

The following table is a reconciliation of the changes to the product warranty liability for the periods presented (in thousands):

	Six Months Ended	Year Ended
	December 31,	June 30,
	2005	2005

Beginning balance	$1,248	$1,770
Charged to cost of revenues	(56)	(88)
Deductions	(220)	(434)
Ending balance	$972	$1,248

7. Income Taxes

The Company utilizes the liability method of accounting for income taxes. The following table shows the Company’s effective tax rates for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Effective tax rate	0%	8%	0%	3%

        The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

8. Bank Line of Credit and Debt

Our revolving credit line at June 30, 2005 was $3.0 million. As of June 30, 2005, we had no borrowings against this line of credit. We had however, used letters of credit available under the line of credit totaling approximately $480,000 in place of cash to fund deposits on leases, tax account deposits and security deposits. As a result, our available line of credit at June 30, 2005 was $2.5 million. Pursuant to the line of credit, we were restricted from paying any dividends. As of June 30, 2005, we were not in compliance with the quick ratio covenant as defined in the agreement. A waiver was granted by the bank during August 2005. The line of credit expired on July 22, 2005. We are in the process of obtaining a new line of credit.

The Company issued a two-year note during August 2002 in the principal amount of $867,000 in connection with its acquisition of Stallion Technologies PTY, LTD, accruing interest at a rate of 2.5% per annum. Interest expense related to the note totaled approximately $5,000 for the six months ended December 31, 2004. The notes were convertible into the Company’s common stock at any time, at the election of the holders, at a $5.00 conversion price. The notes were due and paid in August 2004, as the holders elected not to convert the notes into the Company’s common stock.

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

The fair value concepts were not changed significantly in SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we are continuing to use both the Black-Scholes-Merton (“BSM”) option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. We will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate for us, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), we were not required to estimate forfeitures in our expense calculation for the stock compensation pro forma footnote disclosure; however, SFAS 123R requires an estimate of forfeitures and upon adoption we changed our methodology to include an estimate of forfeitures. The adoption of SFAS 123R had no effect on cash flows from financing activities.

The following table illustrates (i) the impact of adopting SFAS 123R on loss before income taxes, net loss and basic and diluted loss per share and (ii) as if the Company had continued to account for share-based compensation under APB 25 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2005		December 31, 2005
	SFAS 123R	APB 25	SFAS 123R	APB 25
Loss before income taxes	$(3,561)	$(3,332)	$(4,896)	$(4,433)
Net loss	$(3,571)	$(3,342)	$(4,912)	$(4,449)
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.08)	$(0.08)

        The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using a BSM option-pricing formula and amortized on a straight-line basis to expense over the options’ vesting period (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2004	2004

Net loss - as reported	$(1,538)	$(5,093)
Add: Share-based employee compensation expense included
in net loss, net of related tax effects - as reported	96	158
Deduct: Share-based employee compensation expense determined
under fair value method, net of related tax effects - pro forma	(370)	(816)
Net loss - pro forma	$(1,812)	$(5,751)
Basic and diluted net loss per share - as reported	$(0.03)	$(0.09)
Basic and diluted net loss per share - pro forma	$(0.03)	$(0.10)

Share Option Plans

The Company has in effect several share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. The Company also has an employee stock purchase plan for all eligible employees. The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. We issue new shares to satisfy stock option exercises and stock purchases under our share-based plans. No income tax benefit was realized from activity in our share-based plans during the three and six months ended fiscal 2006 and 2005.

A summary of the shares reserved for grant and options available for grant under each plan is as follows:

	December 31, 2005
	Shares	Options
	Reserved	Available
	for Grant	for Grant
1993 Incentive Stock Option Plan	4,000,000	-
1994 Non-statutory Stock Option Plan	10,000,000	-
2000 Stock Plan (“2000 Plan”)	10,000,000	4,671,215
2000 Employee Stock Purchase Plan (“ESPP”)	2,250,000	524,587
	26,250,000	5,195,802

Under the 2000 Plan, the number of shares available for issuance may be increased annually on the first day of the calendar year by an amount of shares equal to the lesser of (i) 2,000,000 shares, (ii) 5% of the outstanding shares on such date or (iii) a lesser amount as determined by the Board of the Directors. Each board member is automatically granted an option to purchase 25,000 shares of common stock following each annual meeting of stockholders, subject to certain eligibility requirements. As a result of the Company’s acquisitions, the Company assumed stock options granted under stock option plans established by each acquired company; no additional options will be granted under those plans. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option awards generally have a term of 10 years and vest and become exercisable over a three- to four-year service period.

The fair value of each share-based award is estimated on the grant date using the BSM option-pricing formula. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of SFAS 123R is derived using the simplified method as defined in the SEC’s Staff Accounting Bulletin 107, “Implementation of FASB 123R.” The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Expected term (in years)	6.08	4.00	6.11	4.00
Expected volatility	94.55	99.36	94.68	99.44
Risk-free interest rate	4.45%	3.41%	4.39%	3.40%
Dividend yield	0.00%	0.00%	0.00%	0.00%

A summary of option activity under the stock option plans and changes during the quarter then ended is presented below (in thousands, except per share data):

	December 31, 2005
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of period	5,084,110	$1.49
Granted	180,100	1.47
Cancelled/forfeited	(325,673)	1.72
Exercised	(115,974)	0.76
Outstanding at end of period	4,822,563	$1.49	7.3	$2,709
Options exercisable at end of period	2,892,771	$1.70	6.5	$1,761

A summary of the grant-date fair value and intrinsic value information is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Weighted-average grant-date fair value per share	$1.17	$0.68	$1.16	$0.68
Intrinsic value of options exercised	$57	$24	$80	$41
Intrinsic value of ESPP shares on purchase date	$60	$90	$60	$90

A summary of the activity of the Company’s nonvested shares is presented below (in thousands, except share and per share data):

		Weighted-Average		Remaining
			Remaining	Unrecognized
		Grant-Date	Years	Compensation
	Shares	Fair Value	To Vest	Cost
Nonvested outstanding at beginning of period	2,296,938	$0.81
Granted	180,100	1.16
Vested	(402,693)	0.77
Forfeited	(144,553)	0.93
Nonvested outstanding at end of period	1,929,792	$0.84	2.5	$1,420

Employee Stock Purchase Plan

The number of shares available for issuance may be increased annually on the first day of the Company’s fiscal year in an amount equal to the lesser of (i) 150,000 shares, (ii) 2% of the outstanding shares on such date or (iii) a lesser amount as determined by the Board of Directors. Under the ESPP plan, each eligible employee may purchase common stock at each semi-annual purchase date (the last business day of February and August each year), but not more than 15% of the participant’s compensation, as defined. The purchase payable per share will be equal to eighty-five percent (85%) of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs and (ii) the closing selling price per share of common stock on the semi-annual purchase date. Participants may discontinue their participation in the ESPP or may increase or decrease the rate of their payroll deductions during the ESPP offering period. The fair value of ESPP shares granted during the three and six months ended December 31, 2005 was estimated using the BSM option-pricing formula with an expected term (in years) of 0.5 to 2.0, expected volatility of 0.95, risk-free interest rate of 3.9% and dividend yield of zero. For ESPP shares granted during the three and six months ended December 31, 2004, we measured share-based compensation expense in our pro forma disclosure using the intrinsic value method as described in SFAS 123.

10. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net loss	$(3,571)	$(1,538)	$(4,912)	$(5,093)
Other comprehensive income (loss):
Change in net unrealized income on investment, net of taxes of $0	5	-	12	-
Change in accumulated translation adjustments, net of taxes of $0	(30)	114	(35)	134
Total comprehensive loss	$(3,596)	$(1,424)	$(4,935)	$(4,959)

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

On October 18, 2004, the plaintiff filed the third amended complaint, which is now the operative complaint in the action. The Complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities Act claims are brought on behalf of all persons who purchased common stock of Lantronix pursuant or traceable to the Company’s August 4, 2000 initial public offering (“IPO”). The Exchange Act claims are based on alleged misstatements related to the Company’s financial results that were contained in the Registration Statement and Prospectus for the IPO. The claims brought under the 1934 Act are brought on behalf of all persons and entities that purchased or acquired Lantronix securities from November 1, 2000 through May 30, 2002 (the “Class Period”). The complaint alleges that defendants issued false and misleading statements concerning the business and financial condition in order to allegedly inflate the value of the Company’s securities during the Class Period. The complaint alleges that during the Class Period, Lantronix overstated financial results through improper revenue recognition and failure to comply with Generally Accepted Accounting Principles (“GAAP”). Defendants have filed an answer to the complaint and the case is now in discovery.  The Court has set a trial date in September 2006.  While the complaint does not specify the damages plaintiff may seek on behalf of the purported classes of stockholders, a recovery by the plaintiff and the plaintiff classes could have a material adverse impact on the Company. The proceeds from certain insurance policies have funded and continue to fund much of the Company’s defense to the class action lawsuit.

The Company is in settlement discussions in the class action and Synergetic action (described below) and has moved closer to reaching a potential settlement of both matters, which the Company has recorded as an accrued settlement and settlement recovery in the unaudited condensed consolidated balance sheets. If settlements are reached and finalized, the claims against the Company and the individual officer and director defendants would be dismissed. Under terms of the potential settlements currently being discussed, the Company will not be required to contribute any cash as all cash contributed would be from the Company’s insurance carriers, although one of the insurance carriers has to date refused to contribute sufficient funds from its policy to effect the proposed settlements. As a result of this indicated shortfall in the recovery from one of its insurance carriers, the Company has taken a charge of $2.6 million in the unaudited consolidated statement of operations because if the settlements are reached and finalized, the Company may be required at some time in the future to issue stock warrants to the plaintiffs to cover the shortfall. There is no guarantee that either of these settlements will be finalized or approved by the courts.

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

The Company is in settlement discussions in the class action and Synergetic action and has moved closer to reaching a potential settlement of both matters, which the Company has recorded as an accrued settlement and settlement recovery in the unaudited condensed consolidated balance sheets. If settlements are reached and finalized, the claims against the Company and the individual officer and director defendants would be dismissed. Under terms of the potential settlements currently being discussed, the Company will not be required to contribute any cash as all cash contributed would be from the Company’s insurance carriers, although one of the insurance carriers has to date refused to contribute sufficient funds from its policy to effect the proposed settlements. As a result of this indicated shortfall in the recovery from one of its insurance carriers, the Company has taken a charge of $2.6 million in the unaudited consolidated statement of operations because if the settlements are reached and finalized, the Company may be required at some time in the future to issue stock warrants to the plaintiffs to cover the shortfall. There is no guarantee that either of these settlements will be finalized or approved by the courts.

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

On May 3, 2004, the Company filed a complaint against Digi in the U.S. District Court for the Central District of California. The complaint alleges that certain of Digi’s products infringe the Company’s U.S. Patent No. 6,571,305. The Company recently amended its complaint to allege that the named Digi products also infringe the Company's U.S. Patent No. 6,922,748. The Complaint seeks both monetary and non-monetary relief. Digi has filed an answer and counterclaim alleging invalidity and non-infringement of the patent. The counterclaim seeks both monetary and non-monetary relief. Fact discovery has been completed. Trial in the case was scheduled to commence on January 17, 2006, but the trial has not yet commenced and may be rescheduled by the court.

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

On May 12, 2005, the Company filed a patent infringement complaint against Digi, in the U.S. District Court for the Eastern District of Texas. The complaint alleges that the Digi Connect ME and certain other Digi device server products infringe upon the Company’s U.S. Patent No. 6,881,096 entitled “Compact Serial-to-Ethernet Port.” Digi has filed an answer alleging invalidity and non-infringement of the patent. The answer seeks both monetary and non-monetary relief. Discovery is ongoing in the case, and the Court has set a trial date in September 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

       You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and subsequent reports on our Current Reports on Form 8-K, which discuss our business in greater detail.

       The section entitled “Risk Factors” set forth in Part II, Item 1A, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Quarterly Report on Form 10-Q and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

       This report contains forward-looking statements which include, but are not limited to, statements concerning projected net revenues, expenses, gross profit and income (loss), the need for additional capital, market acceptance of our products, our ability to achieve further product integration, the status of evolving technologies and their growth potential and our production capacity. Among these forward-looking statements are statements regarding a potential decline in net revenue from non-core product lines, potential variances in quarterly operating expenses, the adequacy of existing resources to meet cash needs and the potential impact of an increase in interest rates on our financial condition or results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, our beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to those identified under the heading “Risk Factors” set forth in Part II, Item 1A. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We have a history of providing devices that enable information technology (“IT”) equipment to network using standard protocols for connectivity, including Ethernet and wireless. Our first device was a terminal server that allowed “dumb” terminals to connect to a network. Building on the success of our terminal servers, in 1991 we introduced a complete line of print servers that enabled users to inexpensively share printers over a network. Since then, we have continually refined our core technology and have developed additional innovative networking solutions that expand upon the business of providing our customers network connectivity. With the expansion of networking and the Internet, our technology focus has been increasingly broader and has expanded beyond IT equipment, so that our device solutions provide a product manufacturer with the ability to network its products within the industrial, service and commercial markets.

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

Financial Highlights and Other Information for the Fiscal Quarter Ended December 31, 2005

The following is a summary of the key factors and significant events which impacted our financial performance during the fiscal quarter ended December 31, 2005:

•
Net revenues of $13.0 million for the fiscal quarter ended December 31, 2005 increased by $47,000 or 0.4% as compared to $12.9 million reported during the fiscal quarter ended December 31, 2004. The revenue increase is primarily due to an increase in our device networking product line of $896,000 or 11.1%, which was offset by decreases in our IT management and non-core product lines of $451,000 and $398,000, respectively. Net revenues of $13.0 million for the fiscal quarter ended December 31, 2005 increased by $715,000 or 5.8% as compared to $12.2 million reported during the fiscal quarter ended September 30, 2005. The revenue increase is primarily due to increases in our device networking product line of $718,000 or 8.7% and IT management product line of $65,000 or 2.3%, which was offset by a decrease in our non-core product line of $68,000.

•
Gross profit as a percentage of net revenues was 50.9% for the fiscal quarter ended December 31, 2005, increasing 2.4 percentage points from the 48.5% reported in the fiscal quarter ended December 31, 2004. The increase in gross profit is primarily due to a decrease in the amortization of purchased intangible assets, a reduction in product warranty reserves to reflect a decrease in our product return rates and a reduction in manufacturing overhead costs, which was offset by an increase in volumes of lower margin products.

•
Loss from operations as a percentage of net revenues was 27.3% for the fiscal quarter ended December 31, 2005 compared to 14.7% in the fiscal quarter ended December 31, 2004. The decrease is primarily due to a $2.6 million accrual for litigation settlement costs and a $139,000 increase in share-based compensation expense recorded in connection with our July 1, 2005 adoption of a new accounting standard as further described below, offset by a $1.2 million decrease in operating expenses.

•
Net loss of $3.6 million or $0.06 per diluted share, in the fiscal quarter ended December 31, 2005, increased from a net loss of $1.5 million, or $0.03 per diluted share, in the fiscal quarter ended December 31, 2004.

•	Cash, cash equivalents and marketable securities increased from $6.8 million as of June 30, 2005, to $6.9 million as of September 30, 2005 to $7.3 million as of December 31, 2005.

•
Accounts receivable were $2.5 million as of December 31, 2005 as compared to $2.6 million at June 30, 2005. Days sales outstanding (“DSO”) in receivables as of December 31, 2005 improved to 18.4 days from 22.2 days as of June 30, 2005. Our accounts receivable and DSO are primarily affected by the linearity of shipments within the year, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

•
Inventories were $6.6 million as of December 31, 2005 as compared to $6.8 million as of June 30, 2005. Our annualized inventory turns of 3.8 as of December 31, 2005 improved from the 3.6 turns as of June 30, 2005.

Critical Accounting Policies and Estimates

        The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, goodwill and purchased intangible assets and legal settlement costs. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

The fair value concepts were not changed significantly in SFAS 123R; however, in adopting this SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we are continuing to use both the Black-Scholes-Merton (“BSM”) option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. We will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate for us, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), we were not required to estimate forfeitures in our expense calculation for the stock compensation pro forma footnote disclosure; however, SFAS 123R requires an estimate of forfeitures and upon adoption we changed our methodology to include an estimate of forfeitures.

The following table illustrates (i) the impact of adopting SFAS 123R on loss before income taxes, net loss and basic and diluted loss per share and (ii) as if we had continued to account for share-based compensation under APB 25 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2005		December 31, 2005
	SFAS 123R	APB 25	SFAS 123R	APB 25
Loss before income taxes	$(3,561)	$(3,332)	$(4,896)	$(4,433)
Net loss	$(3,571)	$(3,342)	$(4,912)	$(4,449)
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.08)	$(0.08)

        The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted under our stock option plans in the first fiscal quarter of 2005. For purposes of this pro forma disclosure, the fair value of the options is estimated using a BSM option-pricing formula and amortized on a straight-line basis to expense over the options’ vesting period (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2004	2004

Net loss - as reported	$(1,538)	$(5,093)
Add: Share-based employee compensation expense included
in net loss, net of related tax effects - as reported	96	158
Deduct: Share-based employee compensation expense determined
under fair value method, net of related tax effects - pro forma	(370)	(816)
Net loss - pro forma	$(1,812)	$(5,751)
Basic and diluted net loss per share - as reported	$(0.03)	$(0.09)
Basic and diluted net loss per share - pro forma	$(0.03)	$(0.10)

        The fair value of each share-based award is estimated on the grant date using the BSM option-pricing formula. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of SFAS 123R is derived using the simplified method as defined in the SEC’s Staff Accounting Bulletin 107, “Implementation of FASB 123R.” The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant.

Total compensation cost related to nonvested awards not yet recognized and the weighted-average period over which it is expected to be recognized is as follows (in thousands):

December 31, 2005
Cost of revenues	$139
Sales, general and administrative	967
Research and development	314
Total	$1,420

Weighted-average remaining years	2.5

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.9%	51.5%	49.3%	50.7%
Cost of revenues - share-based compensation	0.2%	0.0%	0.2%	0.0%
Gross profit	50.9%	48.5%	50.5%	49.3%
Operating expenses:
Selling, general and administrative	46.8%	51.3%	47.5%	56.0%
Selling, general and administrative - share-based compensation	1.2%	0.7%	1.3%	0.6%
Research and development	9.7%	11.0%	10.4%	15.5%
Research and development - share-based compensation	0.4%	0.0%	0.4%	0.0%
Amortization of purchased intangible assets	0.0%	0.1%	0.0%	0.2%
Restructuring recovery	0.0%	0.0%	(0.1%)	0.0%
Litigation settlement costs	20.1%	0.0%	10.3%	0.0%
Total operating expenses	78.2%	63.2%	69.8%	72.4%
Loss from operations	(27.3%)	(14.7%)	(19.3%)	(23.1%)
Interest income, net	0.1%	0.1%	0.1%	0.1%
Other income (expense), net	(0.3%)	3.5%	(0.2%)	2.2%
Loss before income taxes	(27.5%)	(11.1%)	(19.4%)	(20.8%)
Provision for income taxes	0.1%	0.8%	0.1%	0.7%
Loss from continuing operations	(27.6%)	(11.9%)	(19.5%)	(21.5%)
Income from discontinued operations	0.0%	0.0%	0.0%	0.2%
Net loss	(27.6%)	(11.9%)	(19.5%)	(21.3%)

Comparison of the Three and Six Months Ended December 31, 2005 and 2004

Net Revenues by Product Category (in thousands)

	Three Months Ended
	December 31,
		% of Net		% of Net	$	%
	2005	Revenue	2004	Revenue	Variance	Variance

Device networking	$8,975	69.3%	$8,079	62.6%	$896	11.1%
IT management	2,848	22.0%	3,299	25.6%	(451)	(13.7%)
Non-core	1,132	8.7%	1,530	11.8%	(398)	(26.0%)
Total	$12,955	100.0%	$12,908	100.0%	$47	0.4%

	Six Months Ended
	December 31,
		% of Net		% of Net	$	%
	2005	Revenue	2004	Revenue	Variance	Variance

Device networking	$17,232	68.4%	$14,305	59.7%	$2,927	20.5%
IT management	5,631	22.3%	6,421	26.8%	(790)	(12.3%)
Non-core	2,332	9.3%	3,227	13.5%	(895)	(27.7%)
Total	$25,195	100.0%	$23,953	100.0%	$1,242	5.2%

The increase in net revenues for the three months ended December 31, 2005 as compared to the same period one year ago was a result of an increase in net revenues from our device networking products, offset by a decrease in demand in our IT management products, and to a lesser extent, our non-core products. The increase in our device networking product line is primarily due to an increase in volume in our X-port products. The decrease in our non-core product net revenues is primarily due to a decrease in demand of our visualization and print server products. We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in device networking and certain IT management products.

The increase in net revenues for the six months ended December 31, 2005 as compared to the same period one year ago was a result of an increase in net revenues from our device networking products, offset by a decrease in demand in our IT management products, and our non-core products. The increase in our device networking product line is primarily due to an increase in volume in our X-port products. The decrease in our non-core product net revenues is primarily due to a decrease in demand of our visualization, Stallion and print server products. We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in device networking and certain IT management products.

Net Revenues by Region (in thousands)

	Three Months Ended
	December 31,
		% of Net		% of Net	$	%
	2005	Revenue	2004	Revenue	Variance	Variance

Americas	$7,893	60.9%	$8,463	65.6%	$(570)	(6.7%)
EMEA	3,609	27.9%	3,412	26.4%	197	5.8%
Asia Pacific	1,453	11.2%	1,033	8.0%	420	40.7%
Total	$12,955	100.0%	$12,908	100.0%	$47	0.4%

	Six Months Ended
	December 31,
		% of Net		% of Net	$	%
	2005	Revenue	2004	Revenue	Variance	Variance

Americas	$16,072	63.8%	$15,994	66.8%	$78	0.5%
EMEA	6,568	26.1%	6,205	25.9%	363	5.9%
Asia Pacific	2,555	10.1%	1,754	7.3%	801	45.7%
Total	$25,195	100.0%	$23,953	100.0%	$1,242	5.2%

        The increase for the three months ended December 31, 2005 as compared to the same period one year ago is a result of an increase in net revenues in the EMEA (“Europe, Middle East and Africa”) and Asia Pacific regions offset by a decrease in the Americas region. The decrease in net revenues in the Americas region is primarily attributable to lower sales of IT management and non-core products offset by higher sales of device networking products. The increase in the EMEA and Asia Pacific regions is primarily due to growth in our device networking business.

The increase for the six months ended December 31, 2005 as compared to the same period one year ago is a result of an increase in net revenues in all regions. The increase in net revenues in the Americas region is primarily attributable to higher sales of device networking products offset by lower sales of IT management and non-core products. The increase in the EMEA and Asia Pacific regions is primarily due to growth in our device networking business.

Gross Profit (in thousands)

	Three Months Ended
	December 31,
		% of Net		% of Net	$	%
	2005	Revenue	2004	Revenue	Variance	Variance

Gross profit	$6,598	50.9%	$6,256	48.5%	$342	5.5%

	Six Months Ended
	December 31,
		% of Net		% of Net	$	%
	2005	Revenue	2004	Revenue	Variance	Variance

Gross profit	$12,718	50.5%	$11,813	49.3%	$905	7.7%

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from outside manufacturers, amortization of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, overhead, royalty, warranty costs and share-based compensation. The increase in gross profit is primarily due to a decrease in the amortization of purchased intangible assets, a reduction in product warranty reserves to reflect a decrease in our product return rates and a reduction in manufacturing overhead and royalty costs, which was offset by an increase in volumes of lower margin products.

Cost of revenues includes amortization of purchased intangible assets as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Amortization of purchased intangible assets	$223	$364	$520	$729

The unamortized balance of purchased intangible assets will be amortized to cost of revenues as follows (in thousands):

	2006	2007	Total

Amount remaining to be amortized	$143	$103	$246

Selling, General and Administrative (in thousands)

	Three Months Ended
	December 31,
		% of Net		% of Net	$	%
	2005	Revenue	2004	Revenue	Variance	Variance

Selling, general and administrative (1)	$6,057	46.8%	$6,628	51.3%	$(571)	(8.6%)
Selling, general and administrative
- share-based compensation	$161	1.2%	$96	0.7%	$65	67.7%
(1) Excludes share-based compensation expense, which is presented separately by respective expense category.

	Six Months Ended
	December 31,
		% of Net		% of Net	$	%
	2005	Revenue	2004	Revenue	Variance	Variance

Selling, general and administrative (1)	$11,962	47.5%	$13,428	56.1%	$(1,466)	(10.9%)
Selling, general and administrative
- share-based compensation	$328	1.3%	$153	0.6%	$175	114.4%
(1) Excludes share-based compensation expense, which is presented separately by respective expense category.

Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, insurance proceeds, purchased patents and professional legal and accounting fees.

The decrease in selling, general and administrative expense for the three and six months ended December 31, 2005 is primarily due to a reduction in headcount, depreciation expense, and selling expenses, partially offset by an increase in professional fees.

The increase in share-based compensation expense is due to our adoption of SFAS 123R as of July 1, 2005. See above section, Adoption of SFAS 123R, for additional detail.

Research and Development (in thousands)

	Three Months Ended
	December 31,
		% of Net		% of Net	$	%
	2005	Revenue	2004	Revenue	Variance	Variance

Research and development (1)	$1,257	9.7%	$1,421	11.0%	$(164)	(11.5%)
Research and development
- share-based compensation	$53	0.4%	$-	0.0%	$53	N/A
(1) Excludes share-based compensation expense, which is presented separately by respective expense category.

	Six Months Ended
	December 31,
		% of Net		% of Net	$	%
	2005	Revenue	2004	Revenue	Variance	Variance

Research and development (1)	$2,608	10.4%	$3,716	15.5%	$(1,108)	(29.8%)
Research and development
- share-based compensation	$105	0.4%	$5	0.0%	$100	2000.0%
(1) Excludes share-based compensation expense, which is presented separately by respective expense category.

        Research and development expenses consist primarily of personnel-related costs of employees, as well as expenditures to third-party vendors for research and development activities.

The decrease in research and development expenses for the three and six months ended December 31, 2005 is primarily due to a reduction in headcount.

The increase in share-based compensation expense is due to our adoption of SFAS 123R as of July 1, 2005. See above section, Adoption of SFAS 123R, for additional detail.

Restructuring Charges

During the six months ended December 31, 2005, approximately $29,000 of restructuring charges were recovered as a result of a decrease in our expected liability related to the consolidation of excess facilities that occurred during our fiscal 2004 and 2003 restructurings.

Litigation Settlement Costs (in thousands)

	Three Months Ended
	December 31,
		% of Net		% of Net	$	%
	2005	Revenue	2004	Revenue	Variance	Variance

Litigation settlement costs	$2,600	20.1%	$-	0.0%	$2,600	N/A

	Six Months Ended
	December 31,
		% of Net		% of Net	$	%
	2005	Revenue	2004	Revenue	Variance	Variance

Litigation settlement costs	$2,600	10.3%	$-	0.0%	$2,600	N/A

        Increase for the three and six months ended December 31, 2005 is due to litigation settlement costs. Refer to Note 11 to our notes to the unaudited condensed consolidated financial statements for further discussion.

Other Income (Expense), Net (in thousands)

	Three Months Ended
	December 31,
		% of Net		% of Net	$	%
	2005	Revenue	2004	Revenue	Variance	Variance

Other income (expense), net	$(49)	(0.4%)	$472	3.7%	$(521)	N/A

	Six Months Ended
	December 31,
		% of Net		% of Net	$	%
	2005	Revenue	2004	Revenue	Variance	Variance

Other income (expense), net	$(59)	(0.2%)	$542	2.3%	$(601)	N/A

        The increase in other expense for the three and six months ended December 31, 2005 is primarily due to foreign exchange losses.

Provision for Income Taxes - Effective Tax Rate

The Company utilizes the liability method of accounting for income taxes. The following table shows the Company’s effective tax rates for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Effective tax rate	0%	8%	0%	3%

        The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

Liquidity and Capital Resources

Since inception, we have financed our operations through the issuance of common stock and through net cash generated from operations. We consider all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

The following table summarizes the major components of the consolidated statement of cash flows (in thousands):

	Six Months Ended
	December 31,
	2005	2004
Net cash provided by (used in):
Net loss	$(4,912)	$(5,093)
Non-cash operating expenses, net	3,716	1,017
Changes in operating assets and liabilities	1,824	478
Net cash provided by (used in) operating activities	628	(3,598)
Net cash (used in) provided by investing activities	(132)	2,346
Net cash provided by (used in) financing activities	121	(811)
Effect of foreign exchange rate changes on cash	(113)	541
Increase (decrease) in cash and cash equivalents	$504	$(1,522)

	December 31,	June 30,
	2005	2005
Cash and cash equivalents	$7,194	$6,690
Marketable securities	97	85
	$7,291	$6,775

Our cash, cash equivalents and marketable securities balances increased by approximately $170,000, from $6.8 million at June 30, 2005, to $6.9 million at September 30, 2005. During the second quarter ended December 31, 2005 our cash and cash equivalents and marketable securities increased by an additional $346,000 to $7.3 million. We refer to the sum of these components as “cash” for the purpose of discussing our cash usage and liquidity.

Operating activities provided cash for the six months ended December 31, 2005. This was primarily the result of the net loss offset by net cash provided from changes in operating assets and liabilities and non-cash operating expenses.  Non-cash items that had a significant impact on net loss included litigation settlement costs, depreciation, amortization of purchased intangible assets and share-based compensation. Changes in operating assets and liabilities which had a significant impact on the cash provided by operating activities included accounts payable and other liabilities.

Operating activities used cash for the six months ended December 31, 2004. This was primarily the result of the net loss offset by net cash provided from changes in operating assets and liabilities and non-cash operating expenses.  Non-cash items that had a significant impact on net loss included depreciation, amortization of purchased intangible assets, share-based compensation, provision for doubtful accounts and foreign currency transaction gain.

Investing activities used cash for the six months ended December 31, 2005. This was for the purchase of property and equipment. Investing activities provided $2.3 million in cash for the six months ended December 31, 2004. This was primarily due to net proceeds from the purchase and sale of marketable securities.

Financing activities provided cash for the six months ended December 31, 2005. We received $200,000 related to the purchase of common shares through option exercises and the Employee Stock Purchase Plan offset by $79,000 used to repay capital lease obligations. Financing activities used $811,000 in cash in the six months ended December 31, 2004. This was primarily due to a $867,000 payment to retire our convertible note payable and $250,000 in payments on our line of credit offset by $306,000 in proceeds from the purchase of common shares through option exercises and the Employee Stock Purchase Plan.

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

As of December 31, 2005, approximately $2.2 million of our tangible assets (primarily cash held in foreign subsidiary bank accounts) were held by subsidiaries outside the U.S. Such assets are unrestricted with regard to foreign liquidity needs, however, our ability to utilize a portion of such assets to satisfy liquidity needs outside of such foreign locations are subject to approval by the foreign locations’ board of directors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk is limited to the exposure related to our cash and cash equivalents, which is tied to market interest rates. We had the following cash and cash equivalents and marketable securities consisting of publicly traded equity securities (in thousands) for the periods indicated:

	December 31,	June 30,
	2005	2005
Cash and cash equivalents	$7,194	$6,690
Marketable securities	97	85
Total	$7,291	$6,775

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of our fiscal quarter ended December 31, 2005. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls over financial reporting

As described in our Form 10-K filed on September 28, 2005, in connection with our fiscal 2005 financial statement close, we determined and concluded that there were significant deficiencies in our financial statement close process. We concluded that those conditions constituted a material weakness in our internal controls over financial reporting. During our fiscal quarter ended September 30, 2005, we implemented certain improvements to our internal control over financial reporting, as described in more detail in our Form 10-Q filed with the SEC on November 14, 2005. There has not been any change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

In January 2006, management initiated, with the Audit Committee’s concurrence, we initiated a process whereby all incoming invoices are recorded by our accounts payable function upon receipt.

In addition we anticipate identifying a qualified external GAAP expert to review our accounting conclusions on complex transactions we may enter into from time to time.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 11 to our notes to the unaudited condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

Item 1A. Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Lantronix, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

We are currently involved in significant litigation, including multiple security class action lawsuits, a state derivative lawsuit, significant patent infringement litigation, and litigation with a former executive officer. The pending lawsuits involve complex questions of fact and law and will likely continue to require the expenditure of significant funds and the diversion of other resources. We do not know what the outcome of outstanding legal proceedings will be and cannot determine the extent to which these resolutions might have a material adverse effect on our business, financial condition or results of operations. The results of litigation are inherently uncertain, and adverse outcomes are possible. For a more detailed description of pending litigation, see Note 11 to our notes to the unaudited condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q.

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

Current or future litigation over intellectual property rights could adversely affect us.

Substantial litigation regarding intellectual property rights exists in our industry. For example, Digi International (“Digi”) has filed a lawsuit against us alleging that we infringe one of their patents, and we have filed three suits against Digi alleging that they infringe patents that we own or license. These pending lawsuits involve complex questions of fact and law and will likely continue to require the expenditure of significant funds and the diversion of other resources. We do not know what the outcome of these legal proceedings will be and cannot determine the extent to which resolutions of these disputes might have a material adverse effect on our business, financial condition or results of operations. The results of litigation are inherently uncertain, and adverse outcomes are possible. For a more detailed description of pending litigation, see Note 11 to the notes to our unaudited condensed consolidated financial statements of Part I, Item I of this Form 10-Q.

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

We and our contract manufacturers are responsible for procuring raw materials for our products. Our products incorporate components or technologies that are only available from single or limited sources of supply. In particular, some of our integrated circuits are only available from a single source and in some cases are no longer being manufactured. From time to time, integrated circuits used in our products will be phased out of production. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we might be unable to purchase sufficient components to meet our demands, or we might incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have, in the past, been subject to market shortages and substantial price fluctuations. From time to time, we have been unable to meet our orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with many of our vendors to obtain necessary components or technology for our products. If we are unable to purchase components from these suppliers, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenues and risk losing customers and harming our reputation in the marketplace, which could adversely effect our business, financial condition or results of operations.

If we lose the services of any of our contract manufacturers or suppliers, we may not be able to obtain alternate sources in a timely manner, which could harm our customer relations and adversely affect our net revenues and harm our results of operations.

We do not have long-term agreements with our contract manufacturers or suppliers. If any of these subcontractors or suppliers ceased doing business with us, we may not be able to obtain alternative sources in a timely or cost-effective manner. Due to the amount of time that it usually takes us to qualify contract manufacturers and suppliers, we could experience delays in product shipments if we are required to find alternative subcontractors and suppliers. Some of our suppliers have or provide technology or trade secrets, the loss of which could be disruptive to our procurement and supply processes. If a competitor should acquire one of our contract manufacturers or suppliers, we could be subjected to more difficulties in maintaining or developing alternative sources of supply of some components or products. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our business, financial condition or results of operations.

If our research and development efforts are not successful, our net revenues could decline and our business could be harmed.

If we are unable to develop new products as a result of our research and development efforts, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development. In addition, if we do not invest sufficiently in research and development, we may be unable to maintain our competitive position. Our research and development expenses has decreased, which may put us at a competitive disadvantage compared to our competitors and adversely affect our market position. The following table shows our research and development expenditures and percentages of net revenue for the periods indicated (amounts in thousands, except percentages):

	Six Months Ended
	December 31,
	2005	2004
Research and development (1)	$2,608	$3,716
Research and development - share-based compensation	105	5
	$2,713	$3,721
Research and development as a percent of net revenue	10.8%	15.5%
(1) Excludes share-based compensation expense, which is presented separately by respective expense category.

If a major customer cancels, reduces or delays purchases, our net revenues might decline and our business could be adversely affected.

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

	Six Months Ended
	December 31,
	2005	2004
Top five customers	43.0%	44.4%
Ingram Micro	13.0%	18.1%
Tech Data	13.0%	10.8%

        Below is a table of our two largest customers as a percentage of accounts receivable, net for the periods indicated:

	Six Months Ended
	December 31,
	2005	2004
Ingram Micro	22.1%	19.0%
Tech Data	*	12.9%

* Less than 10% of accounts receivable, net.

The loss or deferral of one or more significant sales in a quarter could harm our operating results. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace, could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our device networking solutions technology. Our sales are usually completed on a purchase order basis and we have few long-term purchase commitments from our customers.

Our future success also depends on our ability to attract new customers, which often involves an extended selling process. The sale of our products often involves a significant technical evaluation, and we often face delays because of our customers’ internal procedures for evaluating and deploying new technologies. For these and other reasons, the sales cycle associated with our products is typically lengthy, often lasting six to nine months and sometimes longer. Therefore, if we were to lose a major customer, we might not be able to replace the customer in a timely manner, or at all. This would cause our net revenues to decrease and could cause our stock price to decline.

If we fail to develop or enhance our products to respond to changing market conditions and government and industry standards, our competitive position will suffer and our business will be adversely affected.

Our future success depends in large part on our ability to continue to enhance existing products, lower product cost and develop new products that maintain technological competitiveness and meet government and industry standards. The demand for network-enabled products is relatively new and can change as a result of innovations, changes or new government and industry standards. For example, industry segments might adopt new or different standards, giving rise to new customer requirements. On January 27, 2003, the European Parliament and the Council of the European Union authorized Directive 2002/95/EC on the restriction of the use of certain hazardous substances in electrical and electronic equipment. This new directive, also referred to as RoHS, requires that manufacturers reduce usage of six hazardous substances to minimum acceptable levels by July of 2006. Any failure by us to develop and introduce new products or enhancements in response to new government and industry standards could harm our business, financial condition or results of operations. These requirements might or might not be compatible with our current or future product offerings. We might not be successful in modifying our products and services to address these requirements and standards. For example, our competitors might develop competing technologies based on Internet Protocols, Ethernet Protocols or other protocols that might have advantages over our products. If this were to happen, our net revenue might not grow at the rate we anticipate, or could decline.

We expect the average selling prices of our products to decline, which could reduce our net revenues, gross margins and profitability.

In the past, we have experienced some reduction in the average selling prices and gross margins of products, and we expect that this will continue for our products as they mature. We expect competition to continue to increase, and we anticipate this could result in additional downward pressure on our pricing. Our average selling prices for our products might decline as a result of other reasons, including promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. We also may not be able to increase the price of our products if the prices of components or our overhead costs increase. In addition, we may be unable to adjust our prices in response to currency exchange rate fluctuations resulting in lower gross margins. If these were to occur, our gross margins would decline and we may not be able to reduce the cost to manufacture our products to keep up with the decline in prices.

If the SEC should levy fines against us, or to have violated the rules regarding offering securities to the public, it could damage our reputation with customers and vendors and adversely affect our stock price.

The SEC is investigating the events surrounding the restatement of our financial statements filed on June 25, 2002 for the fiscal year ended June 30, 2001 and for the six months ended December 31, 2002. The SEC could conclude that we violated the rules of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In either event, the SEC might levy civil fines against us, or might conclude that we lack sufficient internal controls to warrant our being allowed to continue offering our shares to the public. This investigation involves substantial cost. These costs, and the cost of any fines imposed by the SEC, are not covered by insurance. In addition to sanctions imposed by the SEC, an adverse determination could significantly damage our reputation with customers and vendors, and harm our employees’ morale.

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

Our agreements with these manufacturers provide for services on a purchase order basis. If our manufacturers were to become unable or unwilling to continue to manufacture our products at requested quality, quantity, yields and costs, or in a timely manner, our business would be seriously harmed. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. For example, Jabil Circuit, Inc. acquired Varian, Inc. in March 2005 and closed the facility that manufactured our products. We transferred this production to another contract manufacturer. Moreover, as we shift products among third-party manufacturers, we may incur substantial expenses, risk material delays or encounter other unexpected issues.

In addition, a natural disaster could disrupt our manufacturers’ facilities and could inhibit our manufacturers’ ability to provide us with manufacturing capacity in a timely manner or at all. If this were to occur, we likely would be unable to fill customers’ existing orders or accept new orders for our products. The resulting decline in net revenues would harm our business. We also are responsible for forecasting the demand for our individual products. These forecasts are used by our contract manufacturers to procure raw materials and manufacture our finished goods. If we forecast demand too high, we may invest too much cash in inventory, and we may be forced to take a write-down of our inventory balance, which would reduce our earnings. If our forecast is too low for one or more products, we may be required to pay charges that would increase our cost of revenues or we may be unable to fulfill customer orders, thus reducing net revenues and therefore earnings.

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

The following table presents the amount of revenue derived from international sources (amounts in thousands except percentages) for the periods indicated:

	Six Months Ended
	December 31,
		% of Net		% of Net	$	%
	2005	Revenue	2004	Revenue	Variance	Variance

Americas	$16,072	63.8%	$15,994	66.8%	$78	0.5%
EMEA	6,568	26.1%	6,205	25.9%	363	5.9%
Asia Pacific	2,555	10.1%	1,754	7.3%	801	45.7%
Total	$25,195	100.0%	$23,953	100.0%	$1,242	5.2%

        We expect that international revenues will continue to represent a significant portion of our net revenues in the foreseeable future. Doing business internationally involves greater expense and many risks. For example, because the products we sell abroad and the products and services we buy abroad are priced in foreign currencies, we are affected by fluctuating exchange rates. In the past, we have lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we face other risks of doing business internationally, including:

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

At any time, competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. The following table shows our inventory and excess and obsolete inventory reserve (in thousands) for the periods indicated:

	December 31,	June 30,
	2005	2005

Raw materials	$3,787	$3,973
Finished goods	6,731	7,277
Inventory at distributors	1,362	1,181
	11,880	12,431
Reserve for excess and obsolete inventories	(5,256)	(5,603)
	$6,624	$6,828

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to evaluate periodically the effectiveness of their internal controls over financial reporting, and to include a management report assessing the effectiveness of their internal controls as of the end of each fiscal year. As we are currently a non-accelerated filer, current SEC rules will require that our first management report on the effectiveness of our internal controls be in our first fiscal year ending on or after July 15, 2007. These rules will also require our independent public accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting.

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

In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. We adopted SFAS 123R beginning in the first quarter of fiscal 2006. The adoption of the SFAS 123R fair value method had a significant adverse impact on our reported results of operations because the share-based compensation expense is charged directly against our reported earnings. Had we adopted SFAS 123 in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123R assuming the application of the BSM option-pricing formula as described above in the section Adoption of SFAS 123R.

        We may experience difficulties in implementing or enhancing new information systems.

        We plan to implement a new enterprise resource planning (“ERP”) information system to manage our business operations during calendar 2006. While we do not expect to use the new ERP information system to manage our business during the current fiscal year ending June 30, 2006, the possibility exists that our migration to the new ERP information system could adversely affect our disclosure controls and procedures or our operations in future periods. The process of implementing new information systems could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices, and all other business transactions related to the finance, order entry, purchasing, supply chain and human resource processes within the new ERP systems. Any such disruption could adversely affect our financial position, results of operations, cash flows and the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on November 15, 2005. H.K. Desai, Thomas W. Burton, Kathryn Braun Lewis and Howard T. Slayen, all four directors on the board of directors, were elected to serve until the 2006 annual meeting of stockholders. A proposal to ratify the appointment of McGladrey & Pullen, LLP as our independent registered public accountants for the fiscal year ending June 30, 2006 was submitted to the stockholders. There were 49,736,900 votes cast for, 41,650 votes cast against and 3,800 abstentions.

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

Date: February 10, 2006
LANTRONIX, INC. (Registrant)

	By:	/s/ Marc H. Nussbaum

Marc H. Nussbaum Chief Executive Officer (Principal Executive Officer)

By:	/s/ James W. Kerrigan

James W. Kerrigan Chief Financial Officer and Secretary (Principal Financial Officer)