Form 10-Q
period 2006-03-31
LANTRONIX INC
filed 2006-05-08
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 4, 2006, 59,197,336 shares of the Registrant’s common stock were outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share data)

	March 31,	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$7,355	$6,690
Marketable securities	94	85
Accounts receivable (net of allowance for doubtful accounts of
$66 and $158 at March 31, 2006 and June 30, 2005, respectively)	1,799	2,582
Inventories, net	6,877	6,828
Contract manufacturers' receivable (net of allowance of
$46 and $22 at March 31, 2006 and June 30, 2005, respectively)	1,504	711
Settlements recovery	16,075	1,200
Prepaid expenses and other current assets	1,429	1,055
Total current assets	35,133	19,151

Property and equipment, net	1,094	674
Goodwill	9,488	9,488
Purchased intangible assets, net	649	559
Officer loans (net of allowance of $4,470
at March 31, 2006 and June 30, 2005, respectively)	121	116
Other assets	73	65
Total assets	$46,558	$30,053

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,145	$4,702
Accrued payroll and related expenses	1,291	1,296
Warranty reserve	765	1,248
Restructuring reserve	119	264
Accrued settlements	17,725	1,200
Other current liabilities	3,183	2,748
Total current liabilities	31,228	11,458
Long-term liabilities	102	76
Long-term capital lease obligations	196	51

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized;
59,191,211 and 58,790,413 shares issued and outstanding at
March 31, 2006 and June 30, 2005, respectively	6	6
Additional paid-in capital	182,319	181,264
Deferred compensation	-	(17)
Accumulated deficit	(167,595)	(163,082)
Accumulated other comprehensive income	302	297
Total stockholders' equity	15,032	18,468
Total liabilities and stockholders' equity	$46,558	$30,053

See accompanying notes

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net revenues (1)	$13,063	$12,303	$38,258	$36,256
Cost of revenues (2) (3)	6,467	6,614	18,903	18,754
Cost of revenues - share-based compensation	24	-	65	-
Gross profit	6,572	5,689	19,290	17,502
Operating expenses:
Selling, general and administrative (3)	5,875	5,477	17,837	18,905
Selling, general and administrative - share-based compensation	171	1	499	154
Research and development (3)	1,517	1,292	4,125	5,008
Research and development - share-based compensation	55	5	160	10
Amortization of purchased intangible assets	-	15	2	63
Restructuring recovery	-	-	(29)	-
Litigation settlement (recovery) costs	(1,385)	-	1,215	-
Total operating expenses	6,233	6,790	23,809	24,140
Income (loss) from operations	339	(1,101)	(4,519)	(6,638)
Interest income, net	16	3	37	19
Other income (expense), net	57	(194)	(2)	348
Income (loss) before income taxes	412	(1,292)	(4,484)	(6,271)
Provision for income taxes	13	70	29	240
Income (loss) from continuing operations	399	(1,362)	(4,513)	(6,511)
Income from discontinued operations	-	-	-	56
Net income (loss)	$399	$(1,362)	$(4,513)	$(6,455)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.02)	$(0.08)	$(0.11)
Income from discontinued operations	-	-	-	-
Basic net income (loss) per share	$0.01	$(0.02)	$(0.08)	$(0.11)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.02)	$(0.08)	$(0.11)
Income from discontinued operations	-	-	-	-
Diluted net income (loss) per share	$0.01	$(0.02)	$(0.08)	$(0.11)

Basic weighted-average shares	58,758	58,642	58,643	58,381
Diluted weighted-average shares	60,289	58,642	58,643	58,381

(1) Includes net revenues from related party	$430	$280	$1,036	$896

(2) ncludes amortization of purchased intangible assets	$31	$363	$551	$1,092

(3) Excludes share-based compensation expense, which is presented separately by respective expense category.

See accompanying notes

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,513)	$(6,455)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	321	504
Amortization of purchased intangible assets	551	1,155
Share-based compensation	724	164
Provision for doubtful accounts	(19)	59
Provision for inventories	68	206
Litigation settlement costs	1,215	-
Restructuring recovery	(29)	(56)
Gain (loss) on disposal of fixed assets	(2)	20
Foreign currency transaction loss (gain)	24	(191)
Changes in operating assets and liabilities:
Accounts receivable	802	534
Inventories	(117)	(25)
Contract manufacturers' receivable	(793)	399
Prepaid expenses and other current assets	(265)	698
Other assets	(12)	16
Accounts payable	3,441	(360)
Accrued payroll and related expenses	(11)	(469)
Warranty reserve	(483)	40
Restructuring reserve	(116)	(385)
Other liabilities	135	(792)
Net cash provided by (used in) operating activities	921	(4,938)
Cash flows from investing activities:
Purchases of property and equipment, net	(463)	(87)
Proceeds from sale of property and equipment	8	-
Purchases of marketable securities	-	(1,000)
Proceeds from sale of marketable securities	-	4,050
Net cash (used in) provided by investing activities	(455)	2,963
Cash flows from financing activities:
Net proceeds from issuances of common stock	348	422
Payment of line of credit	-	(375)
Payment of convertible note payable	-	(867)
Payment of capital lease obligations	(120)	-
Net cash provided by (used in) financing activities	228	(820)
Effect of foreign exchange rate changes on cash	(29)	277
Increase (decrease) in cash and cash equivalents	665	(2,518)
Cash and cash equivalents at beginning of period	6,690	9,128
Cash and cash equivalents at end of period	$7,355	$6,610

See accompanying notes

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the “Company”) at March 31, 2006, the consolidated results of its operations for the three and nine months ended March 31, 2006 and 2005, and its cash flows for the nine months ended March 31, 2006 and 2005. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Certain amounts in the three and nine months ended March 31, 2005 condensed consolidated financial statements have been reclassified to conform with the current three and nine month fiscal presentation. In addition, during the fourth quarter of fiscal 2005, adjustments were identified that resulted in a restatement of certain amounts in the Company’s unaudited first, second and third quarters of fiscal 2005. Additional information on the adjustments is included in the Company’s Annual Report on Form 10-K.

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

2. Net Income (Loss) per Share

Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Numerator:	2006	2005	2006	2005
Income (loss) from continuing operations	$399	$(1,362)	$(4,513)	$(6,511)
Income from discontinued operations	-	-	-	56
Net income (loss)	$399	$(1,362)	$(4,513)	$(6,455)
Denominator:
Weighted-average shares outstanding	59,090	58,974	58,975	58,713
Less: Unvested common shares outstanding	(332)	(332)	(332)	(332)
Basic weighted-average shares	58,758	58,642	58,643	58,381
Effect of dilutive shares:
Stock options	1,531	-	-	-
Diluted weighted-average shares	60,289	58,642	58,643	58,381

Basic income (loss) per share from continuing operations	$0.01	$(0.02)	$(0.08)	$(0.11)
Basic income from discontinued operations	-	-	-	-
Basic net income (loss) per share	$0.01	$(0.02)	$(0.08)	$(0.11)

Diluted income (loss) per share from continuing operations	$0.01	$(0.02)	$(0.08)	$(0.11)
Diluted income from discontinued operations	-	-	-	-
Diluted net income (loss) per share	$0.01	$(0.02)	$(0.08)	$(0.11)

The following table presents the common stock equivalents excluded from the diluted net income (loss) per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Common stock equivalents	1,281,093	2,832,163	1,856,725	3,641,583

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31,	June 30,
	2006	2005

Raw materials	$3,892	$3,973
Finished goods	6,994	7,277
Inventory at distributors	1,418	1,181
	12,304	12,431
Reserve for excess and obsolete inventories	(5,427)	(5,603)
	$6,877	$6,828
4. Purchased Intangible Assets

The composition of purchased intangible assets is as follows (in thousands):

		March 31, 2006			June 30, 2005
	Useful
	Lives		Accumulated			Accumulated
	in Years	Gross	Amortization	Net	Gross	Amortization	Net

Existing technology	1 - 5	$7,297	$(7,082)	$215	$7,090	$(6,533)	$557
Patent technology	6	434	-	434	-	-	-
Tradename/trademark	5	32	(32)	-	32	(30)	2
Total		$7,763	$(7,114)	$649	$7,122	$(6,563)	$559

The unamortized balance of purchased intangible assets will be amortized to cost of revenues as follows (in thousands):

	2006	2007	2008	2009	Thereafter	Total

Amount remaining to be amortized	$124	$175	$73	$73	$204	$649

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

We expect to pay the remaining balance of the restructuring reserve within the next twelve months. A summary of the activity in the restructuring reserve account, which relates to the consolidation of excess facilities is as follows (in thousands):

Nine Months Ended
March 31, 2006

Beginning balance	$264
Restructuring recovery	(29)
Cash payments	(116)
Ending balance	$119

6. Warranty

Upon shipment to its customers, the Company provides for the estimated cost to repair or replace products to be returned under warranty. The Company’s products typically carry a one- to two-year warranty. In addition, certain products that were sold prior to August 2003 carry a five-year warranty. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins.

The following table is a reconciliation of the changes to the product warranty liability for the periods presented (in thousands):

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2006	2005

Beginning balance	$1,248	$1,770
Charged to cost of revenues	(50)	(88)
Deductions	(433)	(434)
Ending balance	$765	$1,248

7. Income Taxes

The Company utilizes the liability method of accounting for income taxes. The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Effective tax rate	3%	5%	1%	4%

        The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

8. Bank Line of Credit and Debt

Our revolving credit line at June 30, 2005 was $3.0 million. As of June 30, 2005, we had no borrowings against this line of credit. The line of credit expired on July 22, 2005. However, we had issued letters of credit available under the line of credit totaling approximately $480,000 in place of cash to fund deposits on leases, tax account deposits and security deposits. As a result, our available line of credit at June 30, 2005 was $2.5 million. Pursuant to the line of credit, we were restricted from paying any dividends. As of June 30, 2005, we were not in compliance with the quick ratio covenant as defined in the agreement. A waiver was granted by the bank during August 2005.

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

The following table illustrates (i) the impact of adopting SFAS 123R on income (loss) before income taxes, net income (loss) and basic and diluted loss per share and (ii) as if the Company had continued to account for share-based compensation under APB 25 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2006		March 31, 2006
	SFAS 123R	APB 25	SFAS 123R	APB 25
Income (loss) before income taxes	$412	$658	$(4,484)	$(3,775)
Net income (loss)	$399	$645	$(4,513)	$(3,804)
Basic net income (loss) per share	$0.01	$0.01	$(0.08)	$(0.06)
Diluted net income (loss) per share	$0.01	$0.01	$(0.08)	$(0.06)

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

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2005	2005

Net loss - as reported	$(1,362)	$(6,455)
Add: Share-based employee compensation expense included
in net loss, net of related tax effects - as reported	6	164
Deduct: Share-based employee compensation expense determined
under fair value method, net of related tax effects - pro forma	(150)	(966)
Net loss - pro forma	$(1,506)	$(7,257)
Basic and diluted net loss per share - as reported	$(0.02)	$(0.11)
Basic and diluted net loss per share - pro forma	$(0.03)	$(0.12)

Share Option Plans

The Company has in effect several share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. The Company also has an employee stock purchase plan for all eligible employees. The Compensation Committee of the Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. We issue new shares to satisfy stock option exercises and stock purchases under our share-based plans. No income tax benefit was realized from activity in our share-based plans during the three and nine months ended fiscal 2006 and 2005.

A summary of the shares reserved for grant and options available for grant under each plan is as follows:

	March 31, 2006
	Shares	Options
	Reserved	Available
	for Grant	for Grant
1993 Incentive Stock Option Plan	4,000,000	-
1994 Non-statutory Stock Option Plan	10,000,000	-
2000 Stock Plan (“2000 Plan”)	12,000,000	5,643,570
2000 Employee Stock Purchase Plan (“ESPP”)	2,250,000	388,318
	28,250,000	6,031,888

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Expected term (in years)	6.25	4.00	6.23	4.00
Expected volatility	92.87	98.63	93.13	98.71
Risk-free interest rate	4.58%	4.04%	4.55%	3.97%
Dividend yield	0.00%	0.00%	0.00%	0.00%

A summary of option activity under the stock option plans and changes during the fiscal year is presented below (in thousands, except share and per share data):

	March 31, 2006
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of period	5,084,110	$1.49
Granted	1,249,476	2.06
Cancelled	(363,404)	1.75
Expired	(4,000)	0.23
Exercised	(134,978)	0.79
Outstanding at end of period	5,831,204	$1.61	7.6	$5,670
Vested or expected to vest	5,677,571	$1.61	7.6	$5,555
Options exercisable at end of period	3,270,656	$1.63	6.5	$3,748

A summary of the grant-date fair value and intrinsic value information is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Weighted-average grant-date fair value per share	$1.70	$0.81	$1.62	$0.80
Intrinsic value of options exercised	$21	$76	$101	$117
Intrinsic value of ESPP shares on purchase date	$177	$49	$237	$139

A summary of the option activity of the Company’s nonvested shares and changes during the fiscal year is presented below (in thousands, except share and per share data):

	March 31, 2006
		Weighted-Average		Remaining
			Remaining	Unrecognized
		Grant-Date	Years	Compensation
	Shares	Fair Value	To Vest	Cost
Nonvested outstanding at beginning of period	2,296,938	$0.81
Granted	1,249,476	1.62
Vested	(815,911)	0.77
Forfeited	(169,955)	0.93
Nonvested outstanding at end of period	2,560,548	$1.21	2.9	$2,988

Employee Stock Purchase Plan

The number of shares available for issuance may be increased annually on the first day of the Company’s fiscal year in an amount equal to the lesser of (i) 150,000 shares, (ii) 2% of the outstanding shares on such date or (iii) a lesser amount as determined by the Board of Directors. Under the ESPP plan, each eligible employee may purchase common stock at each semi-annual purchase date (the last business day of February and August each year), but not more than 15% of the participant’s compensation, as defined. The purchase payable per share will be equal to eighty-five percent (85%) of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs and (ii) the closing selling price per share of common stock on the semi-annual purchase date. Participants may discontinue their participation in the ESPP or may increase or decrease the rate of their payroll deductions during the ESPP offering period. The fair value of ESPP shares granted during the three and nine months ended March 31, 2006 was estimated using the BSM option-pricing formula with an expected term (in years) of 0.5 to 2.0, expected volatility of 0.95, risk-free interest rate of 3.9% and dividend yield of zero. For ESPP shares granted during the three and nine months ended March 31, 2005, we measured share-based compensation expense in our pro forma disclosure using the intrinsic value method as described in SFAS 123.

10. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net income (loss)	$399	$(1,362)	$(4,513)	$(6,455)
Other comprehensive income (loss):
Change in net unrealized (loss) gain on investment, net of taxes of $0	(3)	-	9	-
Change in translation adjustments, net of taxes of $0	31	(85)	(4)	49
Total comprehensive income (loss)	$427	$(1,447)	$(4,508)	$(6,406)

11.  Litigation

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

On October 18, 2004, the plaintiff filed the third amended complaint, which is now the operative complaint in the action. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities Act claims are brought on behalf of all persons who purchased common stock of Lantronix pursuant or traceable to the Company’s August 4, 2000 initial public offering (“IPO”). The Exchange Act claims are based on alleged misstatements related to the Company’s financial results that were contained in the Registration Statement and Prospectus for the IPO. The claims brought under the Exchange Act are brought on behalf of all persons and entities that purchased or acquired Lantronix securities from November 1, 2000 through May 30, 2002 (the “Class Period”). The complaint alleges that defendants issued false and misleading statements concerning the business and financial condition in order to allegedly inflate the value of the Company’s securities during the Class Period. The complaint alleges that during the Class Period, Lantronix overstated financial results through improper revenue recognition and failure to comply with Generally Accepted Accounting Principles (“GAAP”). Defendants have filed an answer to the complaint and the case is now in discovery.  The Court has set a trial date in September 2006.  While the complaint does not specify the damages plaintiff may seek on behalf of the purported classes of stockholders, a recovery by the plaintiff and the plaintiff classes could have a material adverse impact on the Company. The proceeds from certain insurance policies have funded and continue to fund much of the Company’s defense to the class action lawsuit.

The Company has reached agreements in principle to the class action and Synergetic action (described below). The Company has also reached agreements in principle with its relevant insurance carriers with respect to the funding of the cash portions of the settlements with plaintiffs. Under the terms of these agreements in principle, the Company will not be required to contribute any cash to the settlements, as all cash contributed would be from the Company’s insurance carriers. However, as part of the agreements in principle with the plaintiffs in these lawsuits, the Company has agreed to issue certain Lantronix securities to the respective plaintiffs in both lawsuits. As a result of the anticipated issuance of such securities, the Company has taken a charge of $1.1 million in the unaudited consolidated statement of operations for the nine months ended March 31, 2006. In addition, the Company has recorded an accrued settlement of $15.9 million of which the Company anticipates its insurance carriers will fund $14.9 million. The agreements in principle with the plaintiffs in the lawsuits are subject to court approval. There is no guarantee that either of these settlements will be finalized or approved by the courts. The Company recorded a litigation settlement recovery of $1.6 million during the three months ended March 31, 2006 as a result of a reduction in the Company’s portion of the estimated accrued settlements due to one of the Company’s insurance carriers increasing the cash portion they are willing to fund.

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

Employment Suit Brought by Former Chief Financial Officer and Chief Operating Officer Steve Cotton

On September 6, 2002, Steve Cotton, the Company’s former CFO and COO, filed a complaint entitled Cotton v. Lantronix, Inc., et al., No. 02CC14308, in the Superior Court of the State of California, County of Orange. The complaint alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful termination, misrepresentation, defamation and declaratory relief. The complaint seeks compensatory damages, emotional distress damages, punitive damages, declaratory relief, attorneys' fees, interest and costs.

The Company filed a motion to dismiss on October 16, 2002, on the grounds that Mr. Cotton’s complaints are subject to the binding arbitration provisions in Mr. Cotton’s employment agreement. On January 13, 2003, the Court ruled that five of the six counts in Mr. Cotton’s complaint are subject to binding arbitration. The court has set the sixth cause of action for declaratory relief for trial on August 14, 2006.  The arbitration date on the other five causes of action is not currently set.

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

The Company has reached agreements in principle to settle the class action and Synergetic action. The Company has also reached agreements in principle with its relevant insurance carriers to fund the cash portions of the settlements with plaintiffs. Under the terms of these agreements in principle, the Company will not be required to contribute any cash to the settlements, as all cash contributed would be from the Company’s insurance carriers. However, as part of the agreements in principle with the plaintiffs in these lawsuits, the Company has agreed to issue certain Lantronix securities to the respective plaintiffs in both lawsuits. As a result of the anticipated issuance of such securities, the Company has taken a charge of $1.1 million in the unaudited consolidated statement of operations for the nine months ended March 31, 2006. In addition, the Company has recorded an accrued settlement of $15.9 million of which the Company anticipates its insurance carriers will fund $14.9 million. The agreements in principle with the plaintiffs in the lawsuits are subject to court approval. There is no guarantee that either of these settlements will be finalized or approved by the courts. The Company recorded a litigation settlement recovery of $1.6 million during the three months ended March 31, 2006 as a result of a reduction in the Company’s portion of the estimated accrued settlements due to one of the Company’s insurance carriers increasing the cash portion they are willing to fund.

Patent Infringement Litigation

On May 2, 2006, the Company entered into a six-year patent cross-license and litigation dismissal agreement with Digi International, Inc. (“Digi”). In connection with the agreement, the Company agreed to pay Digi $600,000 of which $200,000 was paid on May 2, 2006 with the remaining balance to be paid on or before July 10, 2006. In connection with the agreement, the Company capitalized $435,000, which represents the estimated value of the six-year patent cross-license, as a purchased intangible asset in its unaudited condensed consolidated balance sheets. The remaining balance of the payment, which represents the estimated value of the dismissal of the ongoing litigation between the Company and Digi, was recorded as a settlement charge in the unaudited consolidated statements of operations. The $600,000 payment was recorded as an accrued settlement in the unaudited condensed consolidated balance sheets as of March 31, 2006.

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

12. Revision of Statements of Cash Flows

During the third quarter of fiscal 2006, adjustments were identified relating to the presentation of discontinued operations in the Company’s consolidated statements of cash flows as reported in the Company’s Annual Report on Form 10-K. As set forth in the table below, the Company has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. These changes had no impact on the consolidated balance sheets, statements of operations or financial condition of the Company. The following table presents the revised line items in the consolidated statements of cash flows (in thousands):

	Years Ended June 30,
	2005		2004		2003
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised

Net loss from continuing operations	$(7,060)	$-	$(10,607)	$-	$(37,434)	$-
Net income (loss) from discontinued operations	56	-	(5,047)	-	(10,115)	-
Net loss	-	(7,004)	-	(15,654)	-	(47,549)
Loss on disposal of fixed assets	22	22	25	-	-	-
Changes in operating assets and liabilities of discontinued operations	-	-	3,351	2,759	7,108	7,169
Net cash used in operating activities	(4,370)	(4,370)	(2,937)	(3,554)	(17,570)	(17,509)
Investing cash flows of discontinued operations	-	-	-	617	-	(61)
Net cash provided by (used in) investing activities	2,926	2,926	3,459	4,076	(2,086)	(2,147)

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

       This report contains forward-looking statements which include, but are not limited to, statements concerning projected net revenues, expenses, gross profit and net income (loss), the need for additional capital, market acceptance of our products, our ability to achieve further product integration, the status of evolving technologies and their growth potential and our production capacity. Among these forward-looking statements are statements regarding a potential decline in net revenue from non-core product lines, potential variances in quarterly operating expenses, the adequacy of existing resources to meet cash needs, some reduction in the average selling prices and gross margins of products, need to incorporate software from third-party vendors and open source software in our future products and the potential impact of an increase in interest rates or fluctuations in foreign exchange rates on our financial condition or results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, our beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to those identified under the heading “Risk Factors” set forth in Part II, Item 1A. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

  Today, our solutions include fully integrated hardware and software devices, as well as software tools, to develop related customer applications. Because we deal with network connectivity, we provide solutions to extremely broad market segments, including industrial, retail, medical, commercial, financial, governmental, building automation and many more. Our technology is used to provide networking capabilities to products such as medical equipment, manufacturing equipment, bar code scanners, building heating, ventilation and air conditioning systems, elevators, process control equipment, vending machines, thermostats, security cameras, temperature sensors, card readers, point of sale terminals, time clocks and virtually any product that has some form of standard data control capability.

  We sell our products through a global network of distributors, systems integrators, value-added resellers (“VARs”), manufacturers’ representatives and original equipment manufacturers (“OEMs”). In addition, we sell directly to selected accounts.

Financial Highlights and Other Information for the Fiscal Quarter Ended March 31, 2006

The following is a summary of the key factors and significant events that impacted our financial performance during the fiscal quarter ended March 31, 2006:

•
Net revenues of $13.1 million for the fiscal quarter ended March 31, 2006 increased by $760,000 or 6.2% as compared to $12.3 million reported during the fiscal quarter ended March 31, 2005. The increase in net revenues is primarily due to an increase in our device networking product line of $876,000, which was offset by decreases in our IT management and non-core product lines of $77,000 and $39,000, respectively. Net revenues of $13.1 million for the fiscal quarter ended March 31, 2006 increased by $108,000 or 0.8% as compared to $13.0 million reported during the fiscal quarter ended December 31, 2005. The increase in net revenues is primarily due to increases in our non-core and IT management product lines of $354,000 and $39,000, respectively, which were offset by a decrease in our device networking product line of $285,000.

•
Gross profit as a percentage of net revenues was 50.3% for the fiscal quarter ended March 31, 2006, increasing 4.1 percentage points from the 46.2% reported in the fiscal quarter ended March 31, 2005. As a percentage of net revenues, the increase in gross profit is primarily due to a reduction in product warranty reserves to reflect a decrease in our product return rates, a decrease in the amortization of purchased intangible assets, a reduction in manufacturing overhead costs, which were offset by an increase in standard product costs as a result of a shift in the product mix in device networking sales towards lower margin product sales.

•
Income from operations as a percentage of net revenues was 2.6% for the fiscal quarter ended March 31, 2006 compared to a 9.0% loss from operations in the fiscal quarter ended March 31, 2005. The income from operations is primarily due to a recovery of accrued litigation settlements and a higher gross profit offset by an increase in legal fees, share-based compensation expense recorded in connection with our adoption of SFAS 123R in the first quarter of fiscal 2006 as further described below, and an increase in research and development expenses.

•
Net income of $399,000 or $0.01 per diluted share, in the fiscal quarter ended March 31, 2006, increased from a net loss of $1.4 million, or $0.02 per diluted share, in the fiscal quarter ended March 31, 2005.

•	Cash, cash equivalents and marketable securities increased from $7.3 million as of December 31, 2005 to $7.4 million as of March 31, 2006.

•
Accounts receivable, net were $1.8 million as of March 31, 2006 as compared to $2.6 million at June 30, 2005. Days sales outstanding (“DSO”) in receivables as of March 31, 2006 improved to 15.4 days from 22.2 days as of June 30, 2005. Our accounts receivable and DSO are primarily affected by the linearity of shipments within the year, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

•
Inventories, net were $6.9 million as of March 31, 2006 as compared to $6.8 million as of June 30, 2005. Our annualized inventory turns remained consistent with 3.8 turns as of March 31, 2006 compared to 3.8 turns as of June 30, 2005.

Critical Accounting Policies and Estimates

        The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, goodwill and purchased intangible assets and legal settlement costs. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Except for share-based compensation treatment described below, there have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended March 31, 2006 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Adoption of SFAS 123R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”).Effective for the first quarter of fiscal 2006, we adopted SFAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.

The following table illustrates (i) the impact of adopting SFAS 123R on income (loss) before income taxes, net income (loss) and basic and diluted income (loss) per share and (ii) as if we had continued to account for share-based compensation under APB 25 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2006		March 31, 2006
	SFAS 123R	APB 25	SFAS 123R	APB 25
Income (loss) before income taxes	$412	$658	$(4,484)	$(3,775)
Net income (loss)	$399	$645	$(4,513)	$(3,804)
Basic net income (loss) per share	$0.01	$0.01	$(0.08)	$(0.06)
Diluted net income (loss) per share	$0.01	$0.01	$(0.08)	$(0.06)

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted under our stock option plans in the first fiscal quarter of 2005. (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2005	2005

Net loss - as reported	$(1,362)	$(6,455)
Add: Share-based employee compensation expense included
in net loss, net of related tax effects - as reported	6	164
Deduct: Share-based employee compensation expense determined
under fair value method, net of related tax effects - pro forma	(150)	(966)
Net loss - pro forma	$(1,506)	$(7,257)
Basic and diluted net loss per share - as reported	$(0.02)	$(0.11)
Basic and diluted net loss per share - pro forma	$(0.03)	$(0.12)

Total compensation cost related to nonvested awards not yet recognized and the weighted-average period over which it is expected to be recognized is as follows (in thousands):

March 31, 2006
Cost of revenues	$250
Sales, general and administrative	2,088
Research and development	650
Total	$2,988

Weighted-average remaining years	2.9

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

Consolidated Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.5%	53.8%	49.4%	51.7%
Cost of revenues - share-based compensation	0.2%	0.0%	0.2%	0.0%
Gross profit	50.3%	46.2%	50.4%	48.3%
Operating expenses:
Selling, general and administrative	45.0%	44.5%	46.6%	52.2%
Selling, general and administrative - share-based compensation	1.3%	0.0%	1.3%	0.4%
Research and development	11.6%	10.5%	10.8%	13.8%
Research and development - share-based compensation	0.4%	0.0%	0.4%	0.0%
Amortization of purchased intangible assets	0.0%	0.1%	0.0%	0.2%
Restructuring recovery	0.0%	0.0%	(0.1%)	0.0%
Litigation settlement costs	(10.6%)	0.0%	3.2%	0.0%
Total operating expenses	47.7%	55.2%	62.2%	66.6%
Income (loss) from operations	2.6%	(9.0%)	(11.8%)	(18.3%)
Interest income, net	0.1%	0.0%	0.1%	0.1%
Other income (expense), net	0.5%	(1.5%)	0.0%	0.9%
Income (loss) before income taxes	3.2%	(10.5%)	(11.7%)	(17.3%)
Provision for income taxes	0.1%	0.6%	0.1%	0.7%
Income (loss) from continuing operations	3.1%	(11.1%)	(11.8%)	(18.0%)
Income from discontinued operations	0.0%	0.0%	0.0%	0.2%
Net income (loss)	3.1%	(11.1%)	(11.8%)	(17.8%)

Comparison of the Three and Nine Months Ended March 31, 2006 and 2005

Net Revenues by Product Category (in thousands)

	Three Months Ended
	March 31,
		% of Net		% of Net	$	%
	2006	Revenue	2005	Revenue	Variance	Variance

Device networking	$8,690	66.5%	$7,814	63.5%	$876	11.2%
IT management	2,887	22.1%	2,964	24.1%	(77)	(2.6%)
Non-core	1,486	11.4%	1,525	12.4%	(39)	(2.6%)
Total	$13,063	100.0%	$12,303	100.0%	$760	6.2%

	Nine Months Ended
	March 31,
		% of Net		% of Net	$	%
	2006	Revenue	2005	Revenue	Variance	Variance

Device networking	$25,922	67.8%	$22,119	61.0%	$3,803	17.2%
IT management	8,518	22.3%	9,385	25.9%	(867)	(9.2%)
Non-core	3,818	9.9%	4,752	13.1%	(934)	(19.7%)
Total	$38,258	100.0%	$36,256	100.0%	$2,002	5.5%

The increase in net revenues for the three months ended March 31, 2006 as compared to the same period one year ago was a result of an increase in net revenues from our device networking products, offset by a decrease in our IT management products, and to a lesser extent, our non-core products. The increase in our device networking product line is primarily due to an increase in volume in our embedded device networking products, which includes our X-port products, offset by a decline in our external device networking products. The decrease in IT management product sales is primarily due to a decrease in terminal server IT management product sales offset by an increase in our SecurLinx IT management product sales. We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in device networking and certain IT management products.

The increase in net revenues for the nine months ended March 31, 2006 as compared to the same period one year ago was a result of an increase in net revenues from our device networking products, offset by a decrease in our IT management products, and our non-core products. The increase in our device networking product line is primarily due to an increase in volume in our embedded device networking products, which includes our X-port products. The decrease in IT management product sales is primarily due to a decrease in terminal server IT management product sales and to a lesser extent a decrease in our SecurLinx IT management product sales. We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in device networking and certain IT management products.

Net Revenues by Region (in thousands)

	Three Months Ended
	March 31,
		% of Net		% of Net	$	%
	2006	Revenue	2005	Revenue	Variance	Variance

Americas	$8,005	61.3%	$7,597	61.7%	$408	5.4%
EMEA	3,601	27.6%	3,600	29.3%	1	0.0%
Asia Pacific	1,457	11.1%	1,106	9.0%	351	31.7%
Total	$13,063	100.0%	$12,303	100.0%	$760	6.2%

	Nine Months Ended
	March 31,
		% of Net		% of Net	$	%
	2006	Revenue	2005	Revenue	Variance	Variance

Americas	$24,077	62.9%	$23,141	63.8%	$936	4.0%
EMEA	10,169	26.6%	9,805	27.0%	364	3.7%
Asia Pacific	4,012	10.5%	3,310	9.2%	702	21.2%
Total	$38,258	100.0%	$36,256	100.0%	$2,002	5.5%

The increase for the three months ended March 31, 2006 as compared to the same period one year ago is a result of an increase in net revenues in the Americas and Asia Pacific regions. In order of significance, the increase in net revenues in the Americas region is primarily attributable to an increase in sales of our device networking, non-core and IT management products. The increase in net revenues in the Asia Pacific region is primarily due to an increase in sales of our device networking products.

The increase for the nine months ended March 31, 2006 as compared to the same period one year ago is a result of an increase in net revenues across all of our geographic regions. The increase in net revenues in the Americas region is primarily attributable to an increase in sales of device networking products offset by lower sales of IT management and non-core products. The increase in net revenues in the EMEA (“Europe, Middle East and Africa”) and Asia Pacific regions is primarily due to an increase in sales of our device networking products.

Gross Profit (in thousands)

	Three Months Ended
	March 31,
		% of Net		% of Net	$	%
	2006	Revenue	2005	Revenue	Variance	Variance

Gross profit	$6,572	50.3%	$5,689	46.2%	$883	15.5%

	Nine Months Ended
	March 31,
		% of Net		% of Net	$	%
	2006	Revenue	2005	Revenue	Variance	Variance

Gross profit	$19,290	50.4%	$17,502	48.3%	$1,788	10.2%

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, amortization of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

In order of significance, the increase in gross profit as a percentage of net revenues for the three months ended March 31, 2006 as compared to the same period one year ago is primarily due to the following factors: (i) a reduction in product warranty reserves to reflect a decrease in our product return rates; (ii) a decrease in the amortization of purchased intangible assets as a result of a majority of our purchased intangible assets becoming fully amortized; and (iii) a reduction in manufacturing overhead costs; offset by an increase in standard product costs as a result of a shift in the product mix in device networking sales towards lower margin product sales.

In order of significance, the increase in gross profit as a percentage of net revenues for the nine months ended March 31, 2006 as compared to the same period one year ago is primarily due to the following factors: (i) a decrease in the amortization of purchased intangible assets as a result of a majority of our purchased intangible assets becoming fully amortized; (ii) a reduction in product warranty reserves to reflect a decrease in our product return rates; and (iii) a reduction in manufacturing overhead costs; offset by an increase in standard product costs as a result of a shift in the product mix in device networking sales towards lower margin product sales.

Cost of revenues includes amortization of purchased intangible assets as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Amortization of purchased intangible assets	$31	$363	$551	$1,092

The unamortized balance of purchased intangible assets will be amortized to cost of revenues as follows (in thousands):

	2006	2007	2008	2009	Thereafter	Total

Amount remaining to be amortized	$124	$175	$73	$73	$204	$649

Selling, General and Administrative (in thousands)

	Three Months Ended
	March 31,
		% of Net		% of Net	$	%
	2006	Revenue	2005	Revenue	Variance	Variance

Selling, general and administrative (1)	$5,875	45.0%	$5,477	44.5%	$398	7.3%
Selling, general and administrative
- share-based compensation	$171	1.3%	$1	0.0%	$170	17000.0%
(1) Excludes share-based compensation expense, which is presented separately by respective expense category.

	Nine Months Ended
	March 31,
		% of Net		% of Net	$	%
	2006	Revenue	2005	Revenue	Variance	Variance

Selling, general and administrative (1)	$17,837	46.6%	$18,905	52.1%	$(1,068)	(5.6%)
Selling, general and administrative
- share-based compensation	$499	1.3%	$154	0.4%	$345	224.0%
(1) Excludes share-based compensation expense, which is presented separately by respective expense category.

Selling, general and administrative expenses consist primarily of personnel-related expenses including salaries and commissions, facility expenses, information technology, trade show expenses, advertising, purchased patents and professional legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

In order of significance, the increase in selling, general and administrative expense for the three months ended March 31, 2006 as compared to the same period one year ago is primarily due to the following factors: (i) an increase in legal and professional fees primarily as a result of legal fees related to ongoing litigation; and (ii) an increase in personnel-related and facilities expenses as a result of an increase in headcount in the current fiscal quarter; offset by a decrease in facility and advertising expenses.

In order of significance, the decrease in selling, general and administrative expense for the nine months ended March 31, 2006 as compared to the same period one year ago is primarily due to the following factors: (i) a decrease in personnel-related and facilities expenses as a result of a reduction of average headcount for the period; (ii) a reduction of advertising expenditures; and (iii) a recovery of bad debts; offset by an increase in legal and professional fees primarily as a result of legal fees related to ongoing litigation.

The increase in share-based compensation expense is due to our adoption of SFAS 123R as of July 1, 2005. See above section, Adoption of SFAS 123R, for additional detail.

Research and Development (in thousands)

	Three Months Ended
	March 31,
		% of Net		% of Net	$	%
	2006	Revenue	2005	Revenue	Variance	Variance

Research and development (1)	$1,517	11.6%	$1,292	10.5%	$225	17.4%
Research and development
- share-based compensation	$55	0.4%	$5	0.0%	$50	1,000.0%
(1) Excludes share-based compensation expense, which is presented separately by respective expense category.

	Nine Months Ended
	March 31,
		% of Net		% of Net	$	%
	2006	Revenue	2005	Revenue	Variance	Variance

Research and development (1)	$4,125	10.8%	$5,008	13.8%	$(883)	(17.6%)
Research and development
- share-based compensation	$160	0.4%	$10	0.0%	$150	1500.0%
(1) Excludes share-based compensation expense, which is presented separately by respective expense category.

Research and development expenses consist primarily of personnel-related expenses, as well as expenditures to third-party vendors for research and development activities.

In order of significance, the increase in research and development expenses for the three months ended March 31, 2006 as compared to the same period one year ago is primarily due to the following factors: (i) an increase in personnel-related expenses as a result of an increase in headcount in the current fiscal quarter; and (ii) an increase in professional fees and outside services used to supplement our research and development activities.

In order of significance, the decrease in research and development expenses for the nine months ended March 31, 2006 as compared to the same period one year ago is primarily due to the following factors: a decrease in personnel-related expenses as a result of a reduction of average headcount for the period; partially offset by an increase in professional fees and outside services used to supplement our research and development activities.

The increase in share-based compensation expense is due to our adoption of SFAS 123R as of July 1, 2005. See above section, Adoption of SFAS 123R, for additional detail.

Restructuring Charges

During the nine months ended March 31, 2006, approximately $29,000 of restructuring charges were recovered as a result of a decrease in our expected liability related to the consolidation of excess facilities that occurred during our fiscal 2004 and 2003 restructurings.

Litigation Settlement (Recovery) Costs (in thousands)

	Three Months Ended
	March 31,
		% of Net		% of Net	$	%
	2006	Revenue	2005	Revenue	Variance	Variance

Litigation settlement (recovery) costs	$(1,385)	(10.6%)	$-	0.0%	$(1,385)	N/A

	Nine Months Ended
	March 31,
		% of Net		% of Net	$	%
	2006	Revenue	2005	Revenue	Variance	Variance

Litigation settlement costs	$1,215	3.2%	$-	0.0%	$1,215	N/A

The increase in litigation settlement recovery for the three months ended March 31, 2006 as compared to the same period one year ago is primarily due to a $1.6 million recovery of class action litigation settlement costs as a result of anticipated payments by one of the Company’s insurance carriers offset by a $165,000 settlement charge recorded in connection with a six-year patent cross-license and litigation dismissal settlement agreement.

The increase in litigation settlement costs for the nine months ended March 31, 2006 as compared to the same period one year ago is due to a $1.1 million settlement charge we recorded in connection with an agreement in principle to settle the outstanding class action lawsuits and a $165,000 settlement charge we recorded in connection with a six-year patent cross-license and litigation dismissal settlement agreement.

Refer to Note 11 in our notes to the unaudited condensed consolidated financial statements for further discussion of our ongoing litigation matters.

Other Income (Expense), Net (in thousands)

	Three Months Ended
	March 31,
		% of Net		% of Net	$	%
	2006	Revenue	2005	Revenue	Variance	Variance

Other income (expense), net	$57	0.4%	$(194)	-1.6%	$251	N/A

	Nine Months Ended
	March 31,
		% of Net		% of Net	$	%
	2006	Revenue	2005	Revenue	Variance	Variance

Other income (expense), net	$(2)	(0.0%)	$348	1.0%	$(350)	N/A

The increase in other income for the three months ended March 31, 2006 as compared to the same period one year ago is primarily due to foreign transaction gains for the three months ended March 31, 2006 as opposed to foreign exchange losses for the three months ended March 31, 2005.

The difference in other expense for the nine months ended March 31, 2006 as compared to the same period one year ago is primarily due to foreign transaction losses for the nine months ended March 31, 2006 as opposed to foreign exchange gains for the nine months ended March 31, 2005.

Provision for Income Taxes - Effective Tax Rate

The Company utilizes the liability method of accounting for income taxes. The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Effective tax rate	3%	5%	1%	4%

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

The following table summarizes the major components of the consolidated statement of cash flows (in thousands):

	Nine Months Ended
	March 31,
	2006	2005
Net cash provided by (used in):
Net loss	$(4,513)	$(6,455)
Non-cash operating expenses, net	2,853	1,861
Changes in operating assets and liabilities	2,581	(344)
Net cash provided by (used in) operating activities	921	(4,938)
Net cash (used in) provided by investing activities	(455)	2,963
Net cash provided by (used in) financing activities	228	(820)
Effect of foreign exchange rate changes on cash	(29)	277
Increase (decrease) in cash and cash equivalents	$665	$(2,518)

	March 31,	June 30,
	2006	2005
Cash and cash equivalents	$7,355	$6,690
Marketable securities	94	85
	$7,449	$6,775

Our cash, cash equivalents and marketable securities balances increased by approximately $170,000, from $6.8 million at June 30, 2005, to $6.9 million at September 30, 2005. During the second fiscal quarter ended December 31, 2005 our cash and cash equivalents and marketable securities increased by an additional $346,000 to $7.3 million. During the third fiscal quarter ended March 31, 2006 our cash and cash equivalents and marketable securities increased by an additional $158,000 to $7.4 million. We refer to the sum of these components as “cash” for the purpose of discussing our cash usage and liquidity.

Operating activities provided cash for the nine months ended March 31, 2006. This was primarily the result of the net loss offset by net cash provided from changes in operating assets and liabilities and non-cash operating expenses.  In order of significance, the non-cash operating expenses that had a significant impact on net loss included litigation settlement costs, share-based compensation, amortization of purchased intangible assets and depreciation. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash provided by operating activities included accounts payable, accounts receivable, contract manufacturers’ receivable, prepaid expenses and other current assets and warranty reserve.

Operating activities used cash for the nine months ended March 31, 2005. This was primarily the result of the net loss offset by non-cash operating expenses.  In order of significance, the non-cash operating expenses that had a significant impact on net loss included amortization of purchased intangible assets, depreciation, provision for inventories, share-based compensation and foreign currency transaction gain. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash used in operating activities included other liabilities, accrued payroll and related expenses, restructuring reserve and accounts payable offset by prepaid expenses and other current assets, accounts receivable and contract manufacturers’ receivable.

Investing activities used cash for the nine months ended March 31, 2006. This was for the purchase of property and equipment offset by proceeds from sale of property and equipment. Investing activities provided cash for the nine months ended March 31, 2005. This was primarily due to net proceeds from the purchase and sale of marketable securities offset by the purchase of property plant and equipment.

Financing activities provided cash for the nine months ended March 31, 2006. This was primarily due to proceeds from the sale of common shares through employee stock option exercises and the Employee Stock Purchase Plan offset by repayments on capital lease obligations. Financing activities used cash for the nine months ended March 31, 2005. This was primarily due to a payment to retire our convertible note payable and payments on our line of credit offset by proceeds from the sale of common shares through employee stock option exercises and the Employee Stock Purchase Plan.

Our revolving credit line at June 30, 2005 was $3.0 million. As of June 30, 2005, we had no borrowings against this line of credit. The line of credit expired July 22, 2005. However, we had issued letters of credit available under the line of credit totaling approximately $480,000 in place of cash to fund deposits on leases, tax account deposits and security deposits. As a result, our available line of credit at June 30, 2005 was $2.5 million. Pursuant to the line of credit, we were restricted from paying any dividends. As of June 30, 2005, we were not in compliance with the quick ratio covenant as defined in the agreement. A waiver was granted by the bank during August 2005.

As of March 31, 2006, approximately $2.2 million of our tangible assets (primarily cash held in foreign subsidiary bank accounts) were held by subsidiaries outside the U.S. Such assets are unrestricted with regard to foreign liquidity needs, however, our ability to utilize a portion of such assets to satisfy liquidity needs outside of such foreign locations are subject to approval by the foreign locations’ board of directors.

The cumulative effect of the reductions initiated in October 2004 through January 2005 has been that we have lowered our operating costs to streamline operations and lower our cash breakeven point from the earlier revenue range of $14-15 million in quarterly revenues as an operating model, to approximately $13 million per quarter. This target is based upon a financial model, and we expect that actual expenses may vary in any quarter and therefore financial results impacting cash usage or profitability will vary. Further, this model assumes that we will significantly reduce our legal fees as certain cases are settled. Also, uses of cash to fund inventories, receivables and payables will cause results to vary from the financial model.

We believe that our existing cash, cash equivalents and marketable securities will be adequate to meet our anticipated cash needs through at least the next twelve months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues, research and development, expenses associated with any strategic partnerships or acquisitions and infrastructure investments, and expenses related to ongoing government investigations and pending litigation, which could affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds through bank loans, sales of securities or other means. We are in the process of negotiating a new bank line of credit. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk is limited to the exposure related to our cash and cash equivalents, which is tied to market interest rates. We had the following cash and cash equivalents and marketable securities consisting of publicly traded equity securities (in thousands) for the periods indicated:

	March 31,	June 30,
	2006	2005
Cash and cash equivalents	$7,355	$6,690
Marketable securities	94	85
	$7,449	$6,775

We believe our cash and cash equivalents and marketable securities would not decline in value by a significant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

Foreign Currency Risk

We sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates, particularly the Euro, or weak economic conditions in foreign markets.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal quarter ended March 31, 2006. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

As described in our Form 10-K filed on September 28, 2005, in connection with our fiscal 2005 financial statement close, we determined and concluded that there were significant deficiencies in our financial statement close process. We concluded that those conditions constituted a material weakness in our internal controls over financial reporting. During our fiscal quarter ended September 30, 2005, we implemented certain improvements to our internal control over financial reporting, as described in more detail in our Form 10-Q filed with the SEC on November 14, 2005. Other than as described below, there has not been any other change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

In January 2006, management initiated, with the Audit Committee’s concurrence, a process whereby incoming invoices are recorded by our accounts payable function upon receipt.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 11 to our notes to the unaudited condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

Item 1A. Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. This should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto, and other parts of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Lantronix, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

We are currently involved in significant litigation, including multiple security class action lawsuits, a state derivative lawsuit, and litigation with a former executive officer. The pending lawsuits involve complex questions of fact and law and will likely continue to require the expenditure of significant funds and the diversion of other resources. Except as described in this Form 10-Q, we do not know what the outcome of outstanding legal proceedings will be and cannot determine the extent to which these resolutions might have a material adverse effect on our business, financial condition or results of operations. The results of litigation are inherently uncertain, and adverse outcomes are possible. For a more detailed description of pending litigation, see Note 11 to our notes to the unaudited condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q.

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

Substantial litigation regarding intellectual property rights exists in our industry. For example, in May 2006 we settled a patent infringement lawsuit with Digi International, Inc. (“Digi”) in which we signed an agreement with Digi to cross-license each other’s patents. In addition, we agreed to pay Digi $600,000 as part of the settlement of which $200,000 was paid in May 2006 with the remaining balance to be paid in July 2006. The results of litigation are inherently uncertain, and adverse outcomes are possible. Adverse outcomes may have a material adverse effect on our business, financial condition or results of operations. For a more detailed description of pending litigation, see Note 11 to the notes to our unaudited condensed consolidated financial statements of Part I, Item I of this Form 10-Q.

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

If we are unable to develop new products as a result of our research and development efforts, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development. In addition, if we do not invest sufficiently in research and development, we may be unable to maintain our competitive position. Our research and development spending has decreased, which may put us at a competitive disadvantage compared to our competitors and adversely affect our market position. The following table shows our research and development expenditures and percentages of net revenue for the periods indicated (amounts in thousands, except percentages):

	Nine Months Ended
	March 31,
	2006	2005
Research and development (1)	$4,125	$5,008
Research and development - share-based compensation	160	10
	$4,285	$5,018
Research and development as a percent of net revenue	11.2%	13.8%
(1) Excludes share-based compensation expense, which is presented separately by respective expense category.

If a major customer cancels, reduces or delays purchases, our net revenues might decline and our business could be adversely affected.

The number and timing of sales to our distributors have been difficult for us to predict. While our distributors are customers in the sense they buy our products, they are also part of our product distribution system. To some extent, any business lost from a distributor would likely be replaced by sales to other customer/distributors in a reasonable period, rather than a total loss of that business such as from a customer who used our products in their business or products. Some of our distributors could be acquired by a competitor and stop buying product from us. The following table presents our largest customers as a percentage of net revenue for the periods indicated:

	Nine Months Ended
	March 31,
	2006	2005
Top five customers	41.0%	42.9%
Ingram Micro	13.0%	16.0%
Tech Data	12.0%	11.2%

Below is a table of our two largest customers as a percentage of accounts receivable, net for the periods indicated:

	March 31,	June 30,
	2006	2005
Ingram Micro	*	16.0%
Tech Data	*	11.0%

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

Our future success depends in large part on our ability to continue to enhance existing products, lower product cost and develop new products that maintain technological competitiveness and meet government and industry standards. The demand for network-enabled products is relatively new and can change as a result of innovations, changes or new government and industry standards. For example, industry segments might adopt new or different standards, giving rise to new customer requirements. On January 27, 2003, the European Parliament and the Council of the European Union authorized Directive 2002/95/EC on the restriction of the use of certain hazardous substances in electrical and electronic equipment. This new directive, also referred to as RoHS, requires that manufacturers reduce usage of six hazardous substances to minimum acceptable levels by July 2006. Any failure by us to develop and introduce new products or enhancements in response to new government and industry standards could harm our business, financial condition or results of operations. These requirements might or might not be compatible with our current or future product offerings. We might not be successful in modifying our products and services to address these requirements and standards. For example, our competitors might develop competing technologies based on Internet Protocols, Ethernet Protocols or other protocols that might have advantages over our products. If this were to happen, our net revenues might not grow at the rate we anticipate, or could decline.

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

If the SEC should levy fines against us, or if we have violated the rules regarding offering securities to the public, it could damage our reputation with customers and vendors and adversely affect our stock price.

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

The following table presents the amount of revenue derived from international sources (amounts in thousands except percentages) for the periods indicated:

	Nine Months Ended
	March 31,
		% of Net		% of Net	$	%
	2006	Revenue	2005	Revenue	Variance	Variance

Americas	$24,077	62.9%	$23,141	63.8%	$936	4.0%
EMEA	10,169	26.6%	9,805	27.0%	364	3.7%
Asia Pacific	4,012	10.5%	3,310	9.2%	702	21.2%
Total	$38,258	100.0%	$36,256	100.0%	$2,002	5.5%

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

At any time, competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. The following table shows our inventory and excess and obsolete inventory reserve (in thousands) for the periods indicated:

	March 31,	June 30,
	2006	2005

Raw materials	$3,892	$3,973
Finished goods	6,994	7,277
Inventory at distributors	1,418	1,181
	12,304	12,431
Reserve for excess and obsolete inventories	(5,427)	(5,603)
	$6,877	$6,828

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

We have not historically relied on patents to protect our proprietary rights, although we are now building a patent portfolio. In May 2006, we entered into a patent cross-license agreement with Digi in which the parties agreed to cross-license each other’s patents, which could reduce the value of our existing patent portfolio. We rely primarily on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions that we have taken:

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

None.

Item 5. Other Information

None.

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

LANTRONIX, INC. (Registrant)

Date: May 5, 2006	By:	/s/ Marc H. Nussbaum
Marc H. Nussbaum Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2006	By:	/s/ James W. Kerrigan
James W. Kerrigan Chief Financial Officer and Secretary (Principal Financial Officer)