Form 10-K
LANTRONIX INC
filed 2006-09-12
CIK 1114925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006

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

(949) 453-3990
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 2b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filed ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock on December 31, 2005, as reported by the NASDAQ Capital Market, was approximately $40,106,000. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Securities and Exchange Commission and is as of December 31, 2005. This determination of affiliate status is not a conclusive determination for other purposes.

As of September 1, 2006, there were 59,206,372 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K incorporate information by reference from portions of the registrant’s 2006 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2006 fiscal year.

LANTRONIX, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2006

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not purely historical should be considered forward-looking statements. Often they can be identified by the use of forward-looking words and phrases, such as “intend,” “may,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecasts,” and the like. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning industry trends, anticipated demand for our products, the impact of pending litigation, our overall business strategy, market acceptance of new products, future customer and sales developments, manufacturing forecasts, including the potential benefits of our contract manufacturers sourcing and supplying raw materials, the significant role of original equipment manufacturers in our business, the future cost and potential benefits of our research and development efforts and liquidity and cash resources forecasts.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are urged to carefully review the cautionary statements made by the Company in this report concerning risks and other factors that may affect the Company’s business and operating results, including those made in this report under the caption “Risk Factors,” in Part I, Item 1A and elsewhere in this report as well as the Company’s other reports filed with the Securities and Exchange Commission (“SEC”). We may from time to time make additional forward-looking statements in our filings with the SEC, in our reports to our stockholders, and elsewhere. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I

ITEM 1.  BUSINESS

Overview

We design, develop and market products that make it possible to access, manage, control and configure electronic devices over the Internet or other networks. We are a leader in providing innovative networking solutions. We were initially formed as “Lantronix,” a California corporation, in June 1989. We reincorporated as “Lantronix, Inc.,” a Delaware corporation in May 2000.

We have a history of providing products that network information technology equipment using standard protocols for connectivity, primarily Ethernet. Our first product was a terminal server that allowed “dumb” terminals to connect to a network. Building on the success of our terminal servers, in 1991 we introduced a line of print servers that enabled users to inexpensively share printers over a network. Since then, we have continually refined our core technology and have dedicated our businesses to helping industrial and commercial manufacturers and integrators extend their business processes to the world of remote devices. Our products are primarily targeted to emerging Machine-to-Machine (“M2M”) applications which are also known as device networking applications. These applications include vertical markets such as the data center equipment management market and various markets within the security, industrial control, building automation, healthcare, transportation and retail sectors.

Our primary products and technology have focused on “device networking” solutions that enable individual electronic products to be connected to a network and the data center market for “IT management” solutions that connect or bridge groups of devices onto the network for the primary purpose of remote access. We are expanding our IT management solutions to address applications outside the data center and have recently launched a new product category of solutions that provides a reliable, single point of control and data flow management for potentially thousands of networked devices. Together, the device networking and IT management product lines constitute our growth strategy and make up our “core business”. In addition, we continue to sell certain older legacy “non-core” products which we expect will continue to decline in sales. Products within the non-core category include print servers, visualization (optically-based video extenders), serial terminal servers and serial cards for servers. Expansion of our business is directed at our core business of device networking and we no longer invest R&D or marketing resources in our non-core product lines.

Today, our solutions include fully integrated hardware and software devices, as well as software tools, to develop related customer applications. Because we deal with network connectivity, we provide solutions to extremely broad market segments, including information technology, security, industrial, retail, medical, building automation, transportation and others. Our technology is used to provide networking capabilities to devices such as building heating ventilation and air conditioning systems, elevators, process control equipment, vending machines, thermostats, security cameras, RF ID readers, bar code scanners, scales, temperature sensors, blood analyzers, turnstiles, card readers, point of sale terminals, audio-visual projectors, time clocks, and virtually any product that has some form of electronic control capability.

We sell our products through a global network of distributors, resellers and manufacturer representatives, systems integrators, value-added resellers (“VARs”) and original equipment manufacturers (“OEMs”). In addition, we sell directly to selected accounts.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol LTRX.

Our worldwide headquarters is located in Irvine, California, and we have sales offices in France and Hong Kong. We also have employees (primarily sales) working from home offices in other areas of the world, including Germany, United Kingdom, Japan and the Netherlands. Since September 2003, our international operations have been managed from our Irvine, California facility.

We provide information regarding our company and our products on our Internet website, www.lantronix.com.

Our Strategy

Our business strategy is based on our proven capability to develop fully integrated device networking solutions that increase the value of our customers’ products and services by making it easy to access and monitor devices over the Internet or private local network. Our technology is easy to integrate and typically provides our customer’s device with compatibility with industry-wide standards such as Ethernet, the Internet, WiFi, standard web browsers and enterprise security standards. By using our device networking technology, customers can reduce basic data connection costs, reduce maintenance and repair costs, create differentiation based on better service and can create new revenue sources from device related services.

This strategy is accomplished by providing our customers with hardware and software that connects devices to a network and intelligently manages and controls them. With our 16 years of networking expertise, knowledge of industry trends and our capability to develop solutions based on open industry standards, we have been able to anticipate our customers’ device networking technology requirements and offer solutions that enable them to achieve their connectivity objectives. By providing a complete solution of hardware and integrated software, we have been able to provide “turnkey” solutions for network enabling a device, eliminating the need for our customers to build expensive design and manufacturing expertise in-house. This results in savings to the customer both in terms of financial investment and time.

Our solutions have enabled us to become a technology and industry leader. We focus on the following key areas:

•
Device Networking Solutions - We offer an array of embedded and external device networking solutions that enable integrators and manufacturers of electronic and electro-mechanical devices to add network connectivity, manageability and control. Our customers’ products originate from a wide variety of applications within the machine-to-machine (“M2M”) market, from blood analyzers that relay critical patient information directly to a hospital’s information system, to simple devices such as time clocks, allowing the user to obtain information from these products and to improve how they are managed and controlled.

•
IT Management Solutions - We offer off-the-shelf appliances such as console servers, remote KVM servers, and power control products that enable IT professionals to remotely connect, monitor and control network infrastructure equipment and large groups of servers using highly secure out-of-band management technology. We also offer products such as multi-port device servers that enable devices outside the data center to cost effectively share the network connection and convert various protocols to industry standard interfaces such as Ethernet and the Internet. We also currently offer terminal servers that enable multiple users to share access to one or more servers using thin-client “dumb” terminals. In addition, we offer off-the-shelf appliances that enable IT professionals to reliably, remotely and simply monitor, configure and manage multiple devices from a single point of control.

•
Non-core Products - Over the years, we have innovated or acquired various product lines that are no longer part of our primary, core markets described above. In general, these non-core businesses represent decreasing markets and we minimize research and development in these product lines. Included in this category are visualization solutions, legacy print servers, software and other miscellaneous products.

Our strategy is to drive the product development and revenues of our core products, which includes device networking solutions, IT management solutions.

Products

Device Networking Solutions

Device networking is the technology that enables connectivity within a multitude of commercial and industrial vertical markets such as security, building automation, medical, industrial automation, point-of-sale, and many others. We provide manufacturers, integrators and users with device networking solutions that in some applications include the technology for products to be connected, managed and controlled over networks using standard protocols for connectivity, including wired Ethernet and WiFi wireless. As common everyday devices leverage the power of network connectivity, manufacturers and users are realizing the benefits of networking. Our device networking solutions represent complete engineered solutions that dramatically shorten a manufacturer’s development time to implement network connectivity, provide competitive advantages with new features, greatly reducing engineering and marketing risks. Our hardware solutions include large scale integration (“LSI”) chips, embedded modules (embedded web servers) for mounting onto the printed circuit board of our customer's devices, and external hardware modules (device servers) with one or two ports that can be connected to the cutomer's product by cables. These products incorporate a real-time operating system and application software.  We also offer application- and industry-specific solutions for certain markets such as industrial automation.

Our device servers and web servers eliminate the high cost of ownership associated with networking, which frequently would otherwise require using PCs and workstations to perform connectivity and remote management functions. Our solutions contain high-performance processors capable of not only controlling the attached device, but in many cases are also capable of accumulating data and status. The accumulated data can then be formatted by the device server and presented to users via SNMP or e-mail. Device servers have a built-in HTTP server, making them easy to manage using any standard Web browser.

In 2003, we introduced our XPort embedded web server, which represented an improvement in physical size and price for this type of functionality. The thumb-sized XPort is a self-contained network communications server and miniaturized web server enclosed within a rugged RJ-45 connector package, which can be embedded in virtually any electronic product. Products incorporating XPort often have their own IP address on a network and can be configured to be accessible from any web browser, including a wireless PC or Internet-enabled cell phone, from anywhere in the world. The XPort can serve up Internet-standard web pages, initiate e-mails for notifications or alerts, and can be configured to run other applications as defined and developed by the device manufacturer. XPort makes it simple for a product manufacturer to connect, because the XPort includes a complete, integrated solution with a 10/100 Base-T Ethernet connection, a reliable and proven operating system, an embedded web server, flexible firmware, a full TCP/IP protocol stack, and optional encryption. The relatively low price of the XPort, and the speed and ease with which a manufacturer can design the device into its products, can make many products more attractive by cost-effectively providing network connectivity.

In March 2004, we introduced WiPort, a wireless (and wired) embedded web server with substantially the same functionality as XPort, but with an 802.11 standard wireless configuration for embedded application in products and situations where a wired Ethernet environment is not available or practical. In August 2004, we introduced WiBox, an external wireless device server.

IT Management Solutions

Our IT management solutions are muti-port products (up to 48 ports) that primarily provide IT professionals with the tools they need to remotely connect to the out-of-band management ports on computers and associated corporate data center equipment. These solutions include console servers, remote keyboard, video, mouse (“KVM”) servers and managed power distribution products and terminal servers. We also offer products such as multi-port device servers that enable devices outside the data center to cost effectively share the network connection and convert various protocols to industry standard interfaces such as Ethernet and the Internet. We also currently offer terminal servers that enable multiple users to share access to one or more servers using thin-client ‘dumb’ terminals.

Our customers use these solutions to monitor and run their systems to ensure the performance and availability of critical business information systems, network infrastructure and telecommunications equipment. The equipment our solutions manage includes routers, switches, servers, phone switches and public branch exchanges that are often located in remote or inaccessible locations.

Our console servers provide system administrators and network managers a way to connect with their remote equipment through an interface called a console port, helping them work more efficiently without having to leave their desk or office. Console ports are usually found in Unix servers, Linux servers and on special purpose data center equipment such as environmental monitoring/control systems, communications switches and storage devices. With remote access, system downtime can be reduced, improving business efficiency. Our console servers provide IT professionals with peace-of-mind through extensive security features, and in some cases, provisions for dial-in access via modem. These solutions are provided in various configurations and can manage up to 48 devices from one console server.

Our remote KVM products provide customers with the ability to extend traditional server keyboard, video, and mouse controls over long distances using standard IP networks. These solutions are typically used to remotely manage Windows based servers.

In addition, our data center Management Appliance, introduced in September 2005, provides IT professionals with the tools they need to remotely manage large data centers that are using many individually networked devices or multiple infrastructure products. These enterprise level solutions provide a secure, single point of management at the top of a hierarchical structure, making it simple to maintain, configure, monitor and control large deployments.

Non-core Businesses: Visualization Solutions, Print Servers and Other Legacy Products

Over a period of years, primarily as a result of product technology acquired through acquisitions, we have product categories that no longer represent the focus of future research and development and expansion; in other cases these products are legacy products developed and sold in the past, but are no longer part of our strategic focus. To support our customers, we continue to distribute and sell these older products. These non-core products are generally declining in revenues over time, and we expect this decline to continue.

We offer visualization solutions that provide switching and optical extension of high performance video, audio, keyboard and mouse over long distances within a building or campus environment. Products include video display extenders, analog KVM extension systems and matrix hubs. Our analog remote KVM products provide a valuable solution for extending and sharing audio, video, keyboard and mouse signals among many users and over optical cable without loss of resolution. KVM products enable a single keyboard, monitor and mouse to be switched between multiple computers, providing immediate access and control from a single location. The customers for these devices typically are companies that need to isolate users from the core computing center for security reasons, or require high speed video sources to be shared among many users. Our visualization solutions can be found in government agencies and at customers involved with large scale simulation and display applications. We have announced the end of life of these Visualization products and plan on exiting this product line in fiscal year 2007.

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

We acquired a line of low-cost products that we market under the “Stallion” brand. Stallion products include a variety of network servers and a range of multi-port serial I/O cards.

Various other small categories of our legacy business are included in the non-core category, such as software revenues and other product lines we have discontinued or that are being de-emphasized.

The following table presents net revenues by product line. Definitions of these families have been modified slightly from time to time, and the data has been revised to conform to the current definitions:

		Years Ended June 30,
Product Family	Primary Product Function	2006	2005	2004
		(In thousands)
Device networking	Enable electronic products to become network enabled.	$35,419	$29,979	$27,481

IT management	Allow the user to control equipment by way of a network using a wide range of protocols. This category includes console servers and remote digital KVM.	11,499	12,341	12,555

Non-core	Includes visualization solutions, legacy print servers, software and miscellaneous products.	5,025	6,182	8,849
		$51,943	$48,502	$48,885

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

Customers

Distributors

Our principal customers are our distributors, which account for the largest percentage of our net revenues. Distributors resell our products to a wide variety of end customers, including consumers, corporate customers and VARs. We sell to a group of ten major distributors, some of which operate from multiple warehouses. Our major distributors in the Americas region include: Ingram Micro, Tech Data, KMJ Communications, Symmetry Electronics and Arrow Electronics, Inc. In Europe, the Middle East and Africa (“EMEA”) region, we distribute to the following major distributors: transtec AG (a related party due to common ownership by our largest stockholder), Sphinx Computer Vertriebs GmbH, Jade Communications, LTD, Astradis Elecktronik GmbH and Atlantik Systems GmbH. In the Asia Pacific region, we distribute to the following major distributors: PowerCorp Pty Ltd and Nissin Systems, Co., Ltd.

OEM Manufacturers

We have established a broad range of OEM customers in various industries, such as industrial automation, medical, security, building automation, consumer and audiovisual. To shorten the development cycle and add network connectivity to a product, OEMs can use our external devices to network-enable their installed base of products, while board-level embedded modules are typically used in new product designs. Our capabilities and solutions enable OEMs to focus on their core competencies, resulting in reduced research and development costs, fewer integration problems and faster time to market. We also sell development tools to our customers and sometimes use internal resources to develop customized solutions for large or strategic opportunities.

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

Our external device networking solutions enable end users to quickly, securely and easily connect their devices and equipment to networks, extending the life of existing investments. We provide a number of support services including telephone-based sales and technical support as well as a wide array of Internet-based resources.  After buying the devices from us or one of our distributors, a customer often only has to plug a cable from their device to our external device, and then plug our device into their network.

Sales and Marketing

We maintain both an inside and a field sales force to provide management and support to our worldwide network of selling partners. Over the past several years, we expanded our network of sales partners and developed an indirect sales model, using manufacturers’ representatives, VARs and other resellers throughout the world. We have sales managers in major regions throughout the world to manage our relationship with our sales partners, identify and develop major new sales opportunities and increase penetration at high potential accounts. We implement marketing programs, products, tools and services specifically geared to drive demand for our products.

The following table presents the number of our employees that participate in sales and marketing activities:

	Years Ended June 30,
	2006	2005	2004
Sales and marketing	64	56	82

We believe that our multi-channel approach provides several advantages. We can engage the customers and end users through their channel of choice, making our solutions available from a variety of sources and we can concentrate on developing relationships at accounts that we believe represent our largest opportunities while our sales partners continue to identify new opportunities and service existing customers.

Our embedded device networking solutions are principally sold to manufacturers by our worldwide OEM sales force and our group of manufacturers’ representatives. We have continued to expand our use of manufacturers’ representatives and other resellers, leveraging their established relationships.

We market and sell our IT management solutions and select external device networking solutions through information technology resellers, industry-specific system integrators, VARs and directly to end user organizations. Resellers and integrators will often obtain our products through distributors. These distributors supply our products to a broad range of VARs, system integrators, direct marketers, government resellers and e-commerce resellers. In turn, these distributor customers market, sell, install and, in some cases, support our solutions to the end users.

The following table presents our net revenues by geographic region:

	Years Ended June 30,
	2006	2005	2004
Americas	62.5%	64.3%	69.3%
EMEA	27.1%	27.2%	23.0%
Asia Pacific	10.4%	8.5%	7.7%
	100.0%	100.0%	100.0%

Information concerning our sales by geographic region can be found in Part IV, Item 15 of this Form 10-K and is presented in footnote 14. Please see Part I, Item 1A “Risk Factors” below for a discussion of the risks associated with foreign sales.

Manufacturing

A key element of our operations strategy is to outsource manufacturing to produce reliable, high quality products at competitive prices and to achieve on-time delivery to our customers.  This practice enables us to concentrate our resources on engineering and marketing.

We utilize contract manufacturers located in the U.S., China, Malaysia and Taiwan.  Both Lantronix and our contract manufacturers source raw materials, components and integrated circuits, in accordance with our pre-determined specifications and forecasts, and perform printed circuit board assembly, final assembly, functional testing and quality control. We believe this arrangement decreases our working capital requirements and provides better raw material and component pricing, enhancing our gross margins and operating margins.  Please see Part I, Item 1A “Risk Factors” below for a discussion of the risks associated with contract manufacturing.

Research and Development

Our research and development efforts are focused on the development of technology and products that will enhance our competitive position in the markets we serve. Products are developed in-house and through outside research and development resources.

The following table presents the number of our employees that participate in research and development activities and our research and development expenses:

	Years Ended June 30,
	(In thousands, except number of employees)
	2006	2005	2004
Number of employees	45	37	60
Research and development expenses	$5,999	$6,325	$7,854

Industry Partners

In keeping with our business strategy, we have engaged or participated with a portfolio of partners, consortia and standards committees in an effort to provide the most complete networking solutions to our customers.

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

Competition

The markets in which we compete are dynamic and highly competitive. As these markets grow and develop, we expect competition to intensify. Companies with the following technologies are our current and potential competitors:

Device Network-enabling Technologies

Companies such as Digi International, Inc., DPAC Technologies Corp., Echelon Corporation, Freescale Semiconductor, Inc., Moxa Technologies, MRV Communications, Inc., Quatech, Inc., Sena Technologies Inc., Wind River Systems, Inc., and ZiLOG, Inc.

Equipment for IT Management Solutions

Companies such as Avocent Corporation, Cisco Systems, Inc., Digi International, Inc., Moxa Technologies, MRV Communications, Inc., Open Gear, Perle Systems, Raritan and Rose Electronics.

The principal competitive factors that affect the market for our products are:

•	product quality, technological innovation, compatibility with standards and protocols, reliability, functionality, ease of use and compatibility;

•	product pricing;

•	potential customers’ awareness and perception of our products and of network-enabling technologies; and

•	the customer’s decision to make vs. buy.

Intellectual Property Rights

We have developed proprietary methodologies, tools, processes and software in connection with delivering our services. We have not historically relied on patents to protect our proprietary rights, although our patent portfolio has increased in recent years. We have historically relied on a combination of copyright, trademark, trade secret laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights.

On May 2, 2006, we entered into a six-year patent cross-license and litigation dismissal agreement with Digi International, Inc. (“Digi”). The cross-license includes all pre-existing patents (not including design patents) held by us and Digi. In addition, the cross-license covers all future patents (not including design patents) during the six-year cross-license term.

Gordian, Inc. (“Gordian”) developed certain intellectual property used in our micro serial server line of products. These products represented and continue to represent a significant portion of our net revenues. An agreement with Gordian gives us joint ownership of the Gordian intellectual property that is embodied in the products Gordian designed for us.

United States and Foreign Government Regulation

Many of our products and the industries in which they are used are subject to federal, state or local regulation in the U.S. In addition, our products are exported worldwide. Therefore, we are subject to the regulation of foreign governments. For example, wireless communication is highly regulated in both the U.S. and elsewhere. Some of our products employ encryption technology; the export of some encryption software is restricted. At this time our activities comply with existing laws, but we cannot determine whether future, more restrictive laws, if enacted, would adversely affect us. Please see Part I, Item 1A “Risk Factors” below for risks associated with foreign operations.

Employees

We have never experienced a work stoppage, none of our employees are currently represented by a labor union, and we consider our employee relations to be good.

The following table presents our part- and full-time employees:

	Years Ended June 30,
	2006	2005	2004
Research and development	45	37	60
Sales and marketing	64	56	82
Operations	21	24	21
General and administrative	27	27	35
Total	157	144	198

Backlog

Normally, we manufacture our products in advance of receiving firm product orders from our customers based upon our forecasts of worldwide customer demand. Most customer orders are placed on an as-needed basis and may be canceled or rescheduled by the customer without significant penalty. Accordingly, backlog as of any particular date is not necessarily indicative of our future sales. Because most of our business is on an as-needed basis, we do not rely on backlog as a metric of our operations. We have no significant non-cancelable customer orders extending more than several months into the future.

Available Information

Our annual report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website at www.lantronix.com shortly after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. We assume no obligation to update or revise forward looking statements in this Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

Executive Officers of the Registrant

The following table presents the names, ages and positions held by all our executive officers as of August 31, 2006. There are no family relationships between any director or executive officer and any other director or executive officer of Lantronix. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Position

Marc Nussbaum	50	President and Chief Executive Officer
James Kerrigan	70	Chief Financial Officer and Secretary

MARC NUSSBAUM has served as our President and Chief Executive Officer since May 2002 (on an Interim basis until February 2003). From April 2000 to March 2002, Mr. Nussbaum served as Senior Vice President and Chief Technical Officer for MTI Technology Corporation, a developer of enterprise storage solutions. From April 1981 to November 1998, Mr. Nussbaum served in various positions at Western Digital Corporation, a manufacturer of PC components, communication controllers, storage controllers and hard drives. Mr. Nussbaum led business development, strategic planning and product development activities, serving as Western Digital’s Senior Vice President, Chief Technical Officer from 1995 to 1998 and Vice President, Storage Technology and Product Development from 1988 through 1995. Mr. Nussbaum holds a BA degree in physics from the State University of New York.

JAMES KERRIGAN has served as our Chief Financial Officer since May 2002 (on an Interim basis until February 2003) and as Secretary since July 2005. From March 2000 to October 2000, he was Chief Financial Officer of Motiva, a privately-owned company that developed, marketed and sold collaboration software systems. From January 1998 to February 1999, he was Chief Financial Officer of Who?Vision Systems, Inc., an incubator company that developed biometric fingerprint devices and software. From April 1995 to March 1997, Mr. Kerrigan was Chief Financial Officer of Artios, Inc., a privately-owned company that designs, manufactures, and sells prototyping hardware and software to the packaging industry. Previously, Mr. Kerrigan has served as chief financial officer for other larger, public companies. Mr. Kerrigan has a BS degree in engineering and a MBA degree from Northwestern University. On August 15, 2006, we issued a press release announcing the retirement of Mr. Kerrigan during fiscal 2007. We are currently conducting an extensive executive search, and following his retirement, Mr. Kerrigan will continue to assist us in an advisory role to ensure a smooth transition.

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

We have experienced, and expect to continue to experience, significant fluctuations in revenues, expenses and operating results from quarter-to-quarter. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. Our short-term expense levels for ongoing operations are relatively fixed and are based on our expectations of future net revenues. If we were to experience a reduction in revenues in a fiscal quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that fiscal quarter would be harmed. If our operating results in future fiscal quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

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

Substantial litigation regarding intellectual property rights exists in our industry. For example, in May 2006 we settled a patent infringement lawsuit with Digi International, Inc. (“Digi”) in which we signed an agreement with Digi to cross-license each other’s patents. In addition, we agreed to pay Digi $600,000 as part of the settlement of which $200,000 was paid in May 2006 with the remaining balance to be paid in July 2006. The results of litigation are inherently uncertain, and adverse outcomes are possible. Adverse outcomes may have a material adverse effect on our business, financial condition or results of operations. For a more detailed description of pending litigation, see Note 10 to the notes to our consolidated financial statements of Part IV, Item 15 of this Form 10-K.

There is a risk that other third parties could claim that our products, or our customers’ products, infringe on their intellectual property rights or that we have misappropriated their intellectual property. In addition, software, business processes and other property rights in our industry might be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Other parties might currently have, or might eventually be issued, patents that pertain to the proprietary rights we use. Any of these third parties might make a claim of infringement against us. The results of litigation are inherently uncertain, and adverse outcomes are possible.

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

Our use of contract manufacturers in China, Malaysia and Taiwan involves risks that could adversely affect us.

We use contract manufacturers based in China, Malaysia and Taiwan. There are significant risks of doing business in these locations, including the following:

•
These locations do not afford the same level of protection to intellectual property as do domestic or many foreign countries. If our products were reverse-engineered or our intellectual property were otherwise pirated (reproduced and duplicated without our knowledge or approval), our revenues would be reduced;

•	Delivery times are extended due to the distances involved, requiring more lead-time in ordering and increasing the risk of excess inventories;

•	We could incur ocean freight delays because of labor problems, weather delays or customs problems; and

•	U.S. foreign relations with these locations have historically been subject to change. Political considerations and actions could interrupt our expected supply of products from these locations.

Delays in deliveries or quality problems with our component suppliers could damage our reputation and could cause our net revenues to decline and harm our results of operations.

We and our contract manufacturers are responsible for procuring raw materials for our products. Our products incorporate components or technologies that are only available from single or limited sources of supply. In particular, some of our integrated circuits are only available from a single source and in some cases are no longer being manufactured. From time to time, integrated circuits used in our products will be phased out of production. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we might be unable to purchase sufficient components to meet our demands, or we might incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have, in the past, been subject to market shortages and substantial price fluctuations. From time to time, we have been unable to meet our orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with many of our vendors to obtain necessary components or technology for our products. If we are unable to purchase components from these suppliers, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenues and risk losing customers and harming our reputation in the marketplace, which could adversely effect our business, financial condition or results of operations. We have recently redesigned many of our products to comply with the new environmental Reduction of Hazardous Substances standard. This standard is new for our supply chain and interruptions in parts supply due to the additional complexities and limited number of second source supply choices could adversely impact our business.

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

The following table presents our research and development expenses as a percentage of net revenues:

	Years Ended June 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Research and development	$5,999	11.5%	$6,325	13.0%	$(326)	(5.2%)

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

The following table presents sales to our significant customers and a related party as a percentage of net revenues:

	Years Ended June 30,
	2006	2005	2004
Top five customers (1)	38.0%	42.0%	38.0%
Ingram Micro	13.0%	16.0%	14.0%
Tech Data	10.0%	11.0%	9.0%
Related party	3.0%	2.0%	3.0%

(1) Includes Ingram Micro, Tech Data and related party.

The loss or deferral of one or more significant sales in a fiscal quarter could harm our operating results. We have in the past, and might in the future, lose one or more of our major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate their relationship with us, our reputation, the perception of our products and technology in the marketplace, could be harmed. The demand for our products from our OEMs, VARs and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our device networking solutions technology. Our sales are usually completed on a purchase order basis and we have few long-term purchase commitments from our customers.

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

Our future success depends in large part on our ability to continue to enhance existing products, lower product cost and develop new products that maintain technological competitiveness and meet government and industry standards. The demand for network-enabled products is relatively new and can change as a result of innovations, changes or new government and industry standards. For example, a recent directive in the European Union bans the use of lead and other heavy metals in electrical and electronic equipment after July 1, 2006. As a result, in advance of this deadline, some of our customers selling products in Europe had begun demanding product from component manufacturers that did not contain these banned substances. Any failure by us to develop and introduce new products or enhancements in response to new government and industry standards could harm our business, financial condition or results of operations. These requirements might or might not be compatible with our current or future product offerings. We might not be successful in modifying our products and services to address these requirements and standards. For example, our competitors might develop competing technologies based on Internet Protocols, Ethernet Protocols or other protocols that might have advantages over our products. If this were to happen, our net revenues might not grow at the rate we anticipate, or could decline.

We expect the average selling prices of our products to decline, which could reduce our net revenues, gross margins and profitability.

In the past, we have experienced some reduction in the average selling prices and gross margins, and we expect that will continue as these products mature. We expect competition to continue to increase, and we anticipate this could result in additional downward pressure on our pricing. Our average selling prices for our products might decline as a result of other reasons, including promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. We also may not be able to increase the price of our products if the prices of components or our overhead costs increase. In addition, we may be unable to adjust our prices in response to currency exchange rate fluctuations resulting in lower gross margins. If these were to occur, our gross margins would decline and we may not be able to reduce the cost to manufacture our products to keep up with the decline in prices.

Current or future litigation could adversely affect us.

We are currently involved in litigation, including a federal securities class action lawsuit. We recently concluded multiple securities lawsuits and litigation with a former executive officer. We may have an obligation to continue to indemnify the former executive officer and defend any violations that he may be charged with. There is a risk that our insurance carriers may not reimburse us for such costs. Any lawsuit may involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources. Except as described in this Form 10-K, we do not know what the outcome of outstanding legal proceedings will be and cannot determine the extent to which these resolutions might have a material adverse effect on our business, financial condition or results of operations. The results of litigation are inherently uncertain, and adverse outcomes are possible. For a more detailed description of our current and recent litigation, see Note 10 to the notes to our consolidated financial statements of Part IV, Item 15 of this Form 10-K.

If the SEC should levy fines against us, or if we have violated the rules regarding offering securities to the public, it could damage our reputation with customers and vendors and adversely affect our stock price.

The SEC is investigating the events surrounding the restatement of our financial statements filed on June 25, 2002 for the fiscal year ended June 30, 2001 and for the six months ended December 31, 2001. During June 2006, we reached an agreement in principle with the regional staff of the SEC regarding the terms of a settlement that the regional staff has agreed to recommend to the SEC. The SEC could conclude that we violated the rules of the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In either event, the SEC might levy civil fines against us, or might conclude that we lack sufficient internal controls to warrant our being allowed to continue offering our shares to the public. This investigation involves substantial cost. These costs, and the cost of any fines imposed by the SEC, are not covered by insurance. In addition to sanctions imposed by the SEC, an adverse determination could significantly damage our reputation with customers and vendors, and harm our employees’ morale.

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

We outsource substantially all of our manufacturing to four manufacturers: Venture Electronics Services, Uni Precision Industrial Ltd., Universal Scientific Industrial Company, LTD and eSilicon Corporation. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

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

The following table presents our sales within geographic regions as a percentage of net revenues:

	Years Ended June 30,
	2006	2005	2004
Americas	62.5%	64.3%	69.3%
EMEA	27.1%	27.2%	23.0%
Asia Pacific	10.4%	8.5%	7.7%
	100.0%	100.0%	100.0%

We expect that international revenues will continue to represent a significant portion of our net revenues in the foreseeable future. Doing business internationally involves greater expense and many risks. For example, because the products and services we buy abroad are priced in foreign currencies, we are affected by fluctuating exchange rates. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we face other risks of doing business internationally, including:

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

The following table presents our inventory and reserve for excess and obsolete inventory reserve:

	June 30,
	2006	2005
	(In thousands)
Raw materials	$3,863	$3,973
Finished goods	7,249	7,330
Inventory at distributors	1,690	1,181
	12,802	12,484
Reserve for excess and obsolete inventory	(4,689)	(5,656)
	$8,113	$6,828

In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our reserves and our operating results could be substantially harmed.

If we are unable to attract, retain or motivate key senior management and technical personnel, it could seriously harm our business.

Our financial performance depends substantially on the performance of our executive officers and key technical employees. We are dependent in particular on Marc Nussbaum, our President and Chief Executive Officer, with whom we have no employment contract. We are also dependent upon our technical personnel, due to the specialized technical nature of our business. James Kerrigan, our Chief Financial Officer, has announced his intention to retire before the end of the calendar year 2006, although he intends to remain in an advisory capacity to assist with the transition to a new Chief Financial Officer. We are currently searching for a replacement for Mr. Kerrigan. If we were unable to locate a suitable replacement candidate in a timely manner, our business could suffer. In addition, if we were to lose the services of Mr. Nussbaum or any of our key technical personnel and were not able to find replacements in a timely manner, our business could be disrupted, other key personnel might decide to leave, and we might incur increased operating expenses associated with finding and compensating replacements.

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

We are exposed to foreign currency exchange risks, which could harm our business and operating results.

We hold a significant portion of our cash balance in foreign currencies (particularly euros), and as such are exposed to adverse changes in exchange rates associated with foreign currency fluctuations. However, we do not currently engage in any hedging transactions to mitigate these risks. Although from time to time we review our foreign currency exposure and evaluate whether we should enter into hedging transactions, we may not adequately hedge against any future volatility in currency exchange rates and, if we engage in hedging transactions, the transactions will be based on forecasts which later may prove to be inaccurate. Any failure to hedge successfully or anticipate currency risks properly could adversely affect our operating results.

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

Acquisitions, strategic partnerships, joint ventures or investments may impair our capital and equity resources, divert our management’s attention or otherwise negatively impact our operating results.

We may pursue acquisitions, strategic partnerships and joint ventures that we believe would allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with carriers and OEMs. Any future acquisition, partnership, joint venture or investment may require that we pay significant cash, issue stock or incur substantial debt. Acquisitions, partnerships or joint ventures may also result in the loss of key personnel and the dilution of existing stockholders as a result of issuing equity securities. In addition, acquisitions, partnerships or joint ventures require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results.

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

If we fail to implement and maintain an effective system of disclosure controls and internal controls over financial reporting, we may not be able to report our financial results in an accurate or timely manner, prevent fraud or comply with Section 404 of the Sarbanes-Oxley Act of 2002, which may harm our business and adversely affect the trading price of our stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to evaluate periodically the effectiveness of their internal controls over financial reporting, and to include a management report assessing the effectiveness of their internal controls as of the end of each fiscal year. Beginning with our annual report on Form 10-K for our fiscal year ending June 30, 2008, we will be required to comply with the requirement of Section 404 of the Sarbanes-Oxley Act of 2002 to include in each of our annual reports an assessment by our management of the effectiveness of our internal controls over financial reporting and a report of our independent registered public accounting firm addressing these assessments.

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

During calendar 2006, we began the implementation of a new enterprise resource planning (“ERP”) information system to manage our business operations. While we did not use the new ERP information system to manage our business during the fiscal year ended June 30, 2006, the possibility exists that our migration to the new ERP information system could adversely affect our disclosure controls and procedures or our operations in future periods. The process of implementing new information systems could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices, and all other business transactions related to the finance, order entry, purchasing, supply chain and human resource processes within the new ERP systems. Any such disruption could adversely affect our financial position, results of operations, cash flows and the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease a building in Irvine, California, that comprises our corporate headquarters and includes administration, sales, marketing, research and development, warehouse and order fulfillment functions. During fiscal 2005, we extended the lease for our Irvine facility until July 2010. In addition, we have sales offices in France and Hong Kong. Our leased facilities comprise an aggregate of approximately 55,000 square feet of which our Irvine facility represents the majority.

We continue to make payments on lease obligations for facilities we no longer occupy, including our facilities located in Naperville, Illinois and Ames, Iowa (both leases terminate in February 2007). The remaining liability for these lease obligations is included in our restructuring reserve at June 30, 2006.

We believe our existing facilities are adequate to meet our needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

The legal proceedings as required by this item are incorporated by reference from Part IV, Item 15 of this Form 10-K and are presented under footnotes 10 and 11 to our notes to our consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth fiscal quarter ended June 30, 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock was traded on The NASDAQ National Market under the symbol “LTRX” from our initial public offering on August 4, 2000 through October 22, 2002. On October 23, 2002 our listing was changed to The NASDAQ SmallCap Market, which has since been renamed The NASDAQ Capital Market. The number of holders of record of our common stock as of September 11, 2006 was approximately 80. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock:

	High	Low
Year Ended June 30, 2006
First Quarter	$1.56	$1.19
Second Quarter	1.67	1.26
Third Quarter	2.57	1.64
Fourth Quarter	2.77	1.98

Year Ended June 30, 2005
First Quarter	$1.25	$0.99
Second Quarter	1.24	0.85
Third Quarter	1.85	1.08
Fourth Quarter	1.80	1.24

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

Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference to the information set forth under “Equity Compensation Plan Information” in our definitive proxy statement for the 2006 Annual Shareholders to be filed not later than 120 days after June 30, 2006 (the “Proxy Statement”).

Recent Sales of Unregistered Securities

We did not repurchase any of our common stock during the fourth fiscal quarter of 2006. Since July 1, 2003, we have issued the following unregistered securities:

In June 2006, we issued an aggregate of 84,053 shares in connection with the settlement of securities claims brought by former stockholders of Synergetic Micro Systems, Inc. The shares in the foregoing transactions were exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below. In March 2004, we completed the sale of our Premise business unit that was originally purchased in January 2002. Accordingly, the information set forth in the table below reflects the Premise business unit as a discontinued operation. The consolidated statements of operations data for the fiscal years ended June 30, 2006, 2005 and 2004 and the balance sheet data as of June 30, 2006 and 2005 are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the fiscal years ended June 30, 2003 and 2002, and the balance sheet data as of June 30, 2004, 2003 and 2002, are derived from the audited consolidated financial statements not included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for future periods.

	Years Ended June 30,
	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data	(In thousands, except per share data)
Net revenues (1)	$51,943	$48,502	$48,885	$49,389	$57,591
Cost of revenues (2)	25,276	24,326	25,026	36,264	40,281
Gross profit	26,667	24,176	23,859	13,125	17,310
Operating expenses:
Selling, general and administrative	24,203	24,770	23,599	29,734	42,624
Research and development	5,999	6,325	7,854	9,809	9,457
Litigation settlement costs	960	-	-	1,533	1,912
Amortization of purchased intangible assets	20	65	148	602	960
Restructuring (recovery) charge	(17)	-	(2,093)	5,600	3,473
Impairment of goodwill and intangible assets	-	-	-	2,353	50,445
Total operating expenses	31,165	31,160	29,508	49,631	108,871
Loss from operations	(4,498)	(6,984)	(5,649)	(36,506)	(91,561)
Interest income (expense), net	46	(20)	50	248	1,548
Other income (expense), net	1,376	173	(5,333)	(926)	(760)
Loss before income taxes and cumulative effect of accounting changes	(3,076)	(6,831)	(10,932)	(37,184)	(90,773)
(Benefit) provision for income taxes	(31)	229	(325)	250	(6,665)
Loss from continuing operations	(3,045)	(7,060)	(10,607)	(37,434)	(84,108)
Income (loss) from discontinued operations	-	56	(5,047)	(10,115)	(3,444)
Loss before cumulative effect of accounting changes	(3,045)	(7,004)	(15,654)	(47,549)	(87,552)
Cumulative effect of accounting changes:
Adoption of new accounting standard SFAS No. 142	-	-	-	-	(5,905)
Net loss	$(3,045)	$(7,004)	$(15,654)	$(47,549)	$(93,457)
Basic and diluted loss per share from continuing
operations before cumulative effect of accounting changes	$(0.05)	$(0.12)	$(0.19)	$(0.69)	$(1.63)
Income (loss) from discontinued operations	-	-	(0.09)	(0.19)	(0.07)
Loss before cumulative effect of accounting changes	(0.05)	(0.12)	(0.28)	(0.88)	(1.70)
Cumulative effect of accounting changes per share:
Adoption of new accounting standard SFAS No. 142	-	-	-	-	(0.12)
Net loss per share	$(0.05)	$(0.12)	$(0.28)	$(0.88)	$(1.82)

Weighted average shares (basic and diluted)	58,702	58,202	56,862	54,329	51,403

	As of June 30,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data	(In thousands)
Cash and cash equivalents	$7,729	$6,690	$9,128	$7,328	$26,491
Marketable securities	88	85	3,050	6,750	6,963
Working capital	5,372	7,824	12,087	17,312	40,317
Goodwill	9,488	9,488	9,488	9,488	7,218
Purchased intangible assets, net	610	559	2,056	4,275	11,891
Total assets	47,815	30,368	37,250	54,947	103,812
Long-term capital lease obligations	211	51	-	867	1,000
Accumulated deficit	(166,450)	(163,082)	(156,078)	(140,424)	(92,875)
Total stockholders' equity	16,778	18,468	24,791	37,717	82,157

(1) Includes net revenues from related party
(2) Includes amortization of purchased intangible assets

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth under Part I, Item 1A “Risk Factors” and elsewhere in this report.

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

In March 2004, we sold substantially all of the net assets of our Premise business unit. The Company’s consolidated financial statements have been presented to reflect Premise as a discontinued operation for all periods presented.

Fiscal Year 2006 Financial Highlights and Other Information

A summary of the key factors and significant events which impacted our financial performance during the fiscal year ended June 30, 2006 are as follows:

•
Net revenues of $51.9 million for the fiscal year ended June 30, 2006 increased by $3.4 million or 7.1% as compared to the $48.5 million reported during the fiscal year ended June 30, 2005. The increase was primarily the result of an increase in our device networking product line.

•
Gross profit as a percentage of net revenues was 51.3% for the fiscal year ended June 30, 2006, increasing 1.5 percentage points from the 49.8% reported in the fiscal year ended June 30, 2005. The improvement in gross profit is in part due to a decrease in the amortization of purchased intangible assets, a decrease in manufacturing overhead as a percentage of net revenues and a reduction in product warranty reserves to reflect a decrease in our product return rates offset by an increase in direct product costs.

•	Loss from operations as a percentage of net revenues was 8.7% for the fiscal year ended June 30, 2006 as compared to 14.4% in the fiscal year ended June 30, 2005.

•	Net loss of $3.0 million, or $0.05 per diluted share, in the fiscal year ended June 30, 2006 improved from a loss of $7.0 million, or $0.12 per diluted share, in the fiscal year ended June 30, 2005.

•
Cash, cash equivalents and marketable securities increased by $1.0 million during fiscal 2006 to $7.8 million. The increase in cash and cash equivalents is in part the result of our cash management activities which includes the timing of cash payments to vendors and cash collection efforts. In addition, during the fourth quarter of fiscal 2006 we received $1.3 million in cash from the sale of a long-term investment.

•
Accounts receivable increased by $190,000 during fiscal 2006. Days sales outstanding (“DSO”) in receivables as of June 30, 2006 decreased to 21.0 days from 23.1 days as of June 30, 2005. Our accounts receivable and DSO are affected by the timing of shipments within the quarter, our collections performance and the fact that revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors). There can be no assurance that we will be able to maintain our DSO ratios consistent with historical trends and DSO ratios may increase in the future.

•
Inventories were $8.1 million as of June 30, 2006 as compared to $6.8 million as of June 30, 2005. The increase was in part a result of a build-up in our embedded device networking products. Our annualized inventory turns in fiscal 2006 of 3.4 turns declined from the 3.6 turns in fiscal 2005.

•
We have reached agreements to settle or have settled all of our outstanding litigation. We recorded a $960,000 settlement charge during the fiscal year ended June 30, 2006 in connection with such settlement agreements. As of June 30, 2006, we have accrued settlements of $16.8 million of which we expect our insurance carriers to pay $15.3 million with the remaining balance of $1.4 million to be paid by us in the form of warrants, common stock or cash.

Adoption of SFAS 123R

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). Effective the first quarter of fiscal 2006, we adopted SFAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.

As a result of adopting SFAS 123R, our share-based compensation expense is higher for the fiscal year ended June 30, 2006 than if we had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The following table presents the impact of adopting SFAS 123R on loss before income taxes, net loss and basic and diluted loss per share:

Year Ended June 30, 2006
(In thousands, except per share data)

Loss before income taxes	$(1,074)
Net loss	$(1,074)
Net loss per share (basic and diluted)	$(0.02)

The following table presents the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to options granted under our stock option plans:

	Years Ended June 30,
	2005	2004
	(In thousands, except per share data)
Net loss - as reported	$(7,004)	$(15,654)
Add: Share-based employee compensation expense included
in net loss, net of related tax effects - as reported	171	395
Deduct: Share-based employee compensation expense determined
under fair value method, net of related tax effects - pro forma	(1,186)	(3,092)
Net loss - pro forma	$(8,019)	$(18,351)
Net loss per share (basic and diluted) - as reported	$(0.12)	$(0.28)
Net loss per share (basic and diluted) - pro forma	$(0.14)	$(0.32)

The following table presents total share-based compensation cost related to nonvested awards not yet recognized and the weighted-average period over which the cost is expected to be recognized:

June 30, 2006
(In thousands)
Cost of revenues	$229
Sales, general and administrative	1,708
Research and development	649
Total	$2,586

Weighted-average remaining years	2.8

Recent Accounting Pronouncements

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” The Company will adopt the provisions of SFAS 154 in fiscal 2007 consolidated financial statements. We believe that adoption of the provisions of SFAS 154 will not have a material impact on our consolidated financial statements.

In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. We are currently evaluating the impact that the adoption of FIN 48 will have on our results of operations, financial position and liquidity.

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

Warranty Reserve

Our products typically carry a one- to two-year warranty. In addition, certain products that were sold prior to August 2003 carry a five-year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, we sell extended warranty services, which extend the warranty period for an additional one to three years, depending upon the product. Warranty revenue is recognized evenly over the warranty service period.

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

We perform goodwill impairment tests on an annual basis, and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill impairment testing requires us to compare the fair value of each reporting unit to its carrying amount, including goodwill, and record an impairment charge if the carrying amount of a reporting unit exceeds its estimated fair value. The determination of a reporting unit’s fair value requires significant judgment and is based on management’s best estimate, which generally considers the unit’s expected future earnings. If actual results are not consistent with our assumptions and judgments used in estimating fair value, we may be exposed to additional goodwill impairment losses. As of June 30, 2006, we have $9.5 million of goodwill reflected in our consolidated balance sheet.

We evaluate purchased intangible assets when indicators of impairment, such as reductions in demand or significant economic slowdowns, are present. Reviews are performed to determine whether the carrying values of these assets are impaired based on a comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the expected future cash flows using a discount rate based upon our weighted average cost of capital is used to estimate the fair value of the assets. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic lives of the products and technologies, or both, could differ from those used to assess the recoverability of our purchased intangible assets. In the event they are lower, additional impairment charges or shortened useful lives of certain purchased intangible assets could be required. As of June 30, 2006, we have approximately $610,000 of purchased intangible assets reflected in our consolidated balance sheet.

Settlement Costs

From time to time, we are involved in legal actions arising in the ordinary course of business. We cannot assure you that these actions or other third party assertions against us will be resolved without costly litigation, or in a manner that is not adverse to our financial position, results of operations or cash flows. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. There are many uncertainties associated with any litigation. If our initial assessments regarding the merits of a claim prove to be wrong, our results of operations and financial condition could be materially and adversely affected. In addition, if further information becomes available that causes us to determine a loss in any of our pending litigation, it is probable and we can reasonably estimate a range of loss associated with such litigation, then we would record at least the minimum estimated liability. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs or recover amounts previously recorded. Generally, legal expenses billed directly to us are expensed as incurred. Legal expenses covered by an insurance policy have been recorded and paid as incurred; reimbursement of legal expenses from insurance or other sources are recorded upon receipt. This practice was modified in May 2005, when a new insurance carrier became responsible for certain legal expenses related to our stockholder lawsuits. Since May 2005, the new insurance carrier receives invoices from attorneys and reviews and pays these invoices on our behalf directly. Invoices related to stockholder litigation that were unpaid as of June 30, 2006 have been recorded as a liability, with a receivable from insurance to offset that liability. Litigation settlement costs have generally been recognized as a liability, with a receivable from insurance to offset that liability until the settlement is paid by the insurance company.

Consolidated Results of Operations

The following discussion of results of operations includes a discussion of continuing operations only. Certain amounts in the fiscal 2005 and 2004 consolidated financial statements have been reclassified to conform with the current year presentation.

The following table presents the percentage of net revenues represented by each item in our consolidated statements of operations:

	Years Ended June 30,
	2006		2005		2004
Net revenues (1)	100.0%		100.0%		100.0%
Cost of revenues (2)	48.7%		50.2%		51.2%
Gross profit	51.3%		49.8%		48.8%
Operating expenses:
Selling, general and administrative	46.6%		51.1%		48.3%
Research and development	11.5%		13.0%		16.1%
Litigation settlement costs	1.8%		0.0%		0.0%
Amortization of purchased intangible assets	0.0%		0.1%		0.3%
Restructuring recovery	0.0%		0.0%		(4.3%	)
Total operating expenses	60.0%		64.2%		60.4%
Loss from operations	(8.7%	)	(14.4%	)	(11.6%	)
Interest income (expense), net	0.2%		(0.1%	)	0.1%
Other income (expense), net	2.6%		0.4%		(10.9%	)
Loss before income taxes	(5.9%	)	(14.1%	)	(22.4%	)
(Benefit) provision for income taxes	0.0%		0.5%		(0.7%	)
Loss from continuing operations	(5.9%	)	(14.6%	)	(21.7%	)
Income (loss) from discontinued operations	0.0%		0.2%		(10.3%	)
Net loss	(5.9%	)	(14.4%	)	(32.0%	)

(1) Includes net revenues from related party
(2) Includes amortization of purchased intangible assets

Fiscal Years Ended June 30, 2006 and 2005

Net Revenues by Product Category

The following table presents net revenues by product category:

	Years Ended June 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Device networking	$35,419	68.2%	$29,979	61.9%	$5,440	18.1%
IT management	11,499	22.1%	12,341	25.4%	(842)	(6.8%	)
Non-core	5,025	9.7%	6,182	12.7%	(1,157)	(18.7%	)
	$51,943	100.0%	$48,502	100.0%	$3,441	7.1%

The increase in net revenues for fiscal 2006 as compared to fiscal 2005 was a result of an increase in net revenues from our device networking products, offset by a decrease in our IT management products, and our non-core products. The increase in our device networking product line is in part due to an increase in volume in our embedded device networking products, which includes our XPort products. The decrease in IT management product sales is a result of a decrease in our Secure Console Server and ETS Terminal Server product sales. We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in device networking and IT management products.

Net Revenues by Region

The following table presents net revenues by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Americas	$32,463	62.5%	$31,162	64.3%	$1,301	4.2%
EMEA	14,094	27.1%	13,213	27.2%	881	6.7%
Asia Pacific	5,386	10.4%	4,127	8.5%	1,259	30.5%
	$51,943	100.0%	$48,502	100.0%	$3,441	7.1%

The increase in net revenues for fiscal 2006 as compared to fiscal 2005 is a result of an increase in net revenues across all of our geographic regions. The increase in net revenues in the Americas region is in part attributable to an increase in sales of device networking products offset by lower sales of IT management and non-core products. The increase in net revenues in the EMEA (“Europe, Middle East and Africa”) and Asia Pacific regions is in part due to an increase in sales of our device networking products.

Net Revenues by Significant Customer

The following table presents net revenues by significant customer and a related party as a percentage of net revenues:

	Years Ended June 30,
	2006	2005	2004
Top five customers (1)	38.0%	42.0%	38.0%
Ingram Micro	13.0%	16.0%	14.0%
Tech Data	10.0%	11.0%	9.0%
Related party	3.0%	2.0%	3.0%

(1) Includes Ingram Micro, Tech Data and related party.

An international customer, transtec AG, is a related party due to common ownership by our largest stockholder, Bernhard Bruscha.

Gross Profit

The following table presents gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Gross profit	$26,667	51.3%	$24,176	49.8%	$2,491	10.3%

Gross profit represents net revenues less cost of revenues. Cost of revenues consists in part of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, amortization of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

In order of significance, the increase in gross profit as a percentage of net revenues for fiscal 2006 as compared to fiscal 2005 is in part due to the following factors: (i) a decrease in the amortization of purchased intangible assets as a result of a majority of our purchased intangible assets becoming fully amortized; (ii) a reduction in product warranty reserves to reflect a decrease in our product return rates; and (iii) a reduction in manufacturing overhead costs; offset by an increase in direct standard product costs as a result of a shift in the product mix of device networking sales towards lower margin product sales.

Selling, General and Administrative

The following table presents selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Selling, general and administrative	$24,203	46.6%	$24,770	51.1%	$(567)	(2.3%	)

Selling, general and administrative expenses consist in part of personnel-related expenses including salaries, commissions and share-based compensation, facility expenses, information technology, trade show expenses, advertising, and professional legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

In order of significance, the decrease in selling, general and administrative expense for fiscal 2006 as compared to fiscal 2005 is in part due to the following factors: (i) a decrease in personnel-related expenses as a result of a reduction in average headcount for the period; (ii) a reduction in facilities expenses in part due to a reduction in building rent expense for our Irvine facility; (iii) a reduction of advertising expenditures; (iv) a recovery of bad debts; offset by an increase in legal and professional fees in part as a result of legal fees related to the fiscal 2006 patent litigation and an increase in share-based compensation expense as a result of our adoption of SFAS 123R as of July 1, 2005. See above section, Adoption of SFAS 123R, for additional detail.

Research and Development

The following table presents research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Research and development	$5,999	11.5%	$6,325	13.0%	$(326)	(5.2%	)

Research and development expenses consist in part of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

In order of significance, the decrease in research and development expenses for fiscal 2006 as compared to fiscal 2005 is in part due to the following factors: a decrease in personnel-related expenses as a result of a reduction of average headcount for the period; partially offset by an increase in professional fees and outside services used to supplement our research and development activities and an increase in share-based compensation expense as a result of our adoption of SFAS 123R as of July 1, 2005. See our discussion above in the section entitled, Adoption of SFAS 123R, for additional detail.

Litigation Settlement Costs

The following table presents litigation settlement costs:

	Years Ended June 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Litigation settlement costs	$960	1.8%	$-	0.0%	$960	-

The increase in litigation settlement costs for fiscal 2006 as compared to fiscal 2005 is in part due to: (i) a $1.2 million settlement charge we recorded in connection with an agreement in principle to settle the outstanding class action lawsuits and (ii) a $165,000 settlement charge we recorded in connection with a six-year patent cross-license and litigation dismissal settlement agreement; offset by (iii) a $422,000 employment litigation settlement recovery in connection with the settlement of an employment suit brought by the Company’s former Chief Financial Officer and Chief Operating Officer.

Under the terms of the settlement of the employment suit we: (i) transferred to Mr. Cotton 150,000 shares of Lantronix’s Common Stock previously issued to Mr. Cotton pursuant to his exercise of stock options and held by us as collateral for notes given by Mr. Cotton in connection with his exercise of such stock options; (ii) relinquished any claims we might have had to shares of our Common Stock in possession of Mr. Cotton; (iii) cancelled all remaining debt on the notes given by Mr. Cotton to us in connection with his exercise of such stock options; and (iv) will dismiss with prejudice the cross-complaint we filed in the arbitration proceeding. Under the terms of the settlement, Mr. Cotton: (i) assigned to us 198,040 of the shares issued to Mr. Cotton pursuant to his exercise of the stock options referred to above; and (ii) will dismiss with prejudice the lawsuit and arbitration proceedings referred to above. In connection with the settlement, we recorded a $422,000 litigation settlement recovery in the consolidated statements of operations for the fiscal year ended June 30, 2006 representing the fair value of the 198,040 shares collateralizing the cancelled notes for which we took a charge to operations of $1.2 million in fiscal 2002.

The following table presents details of our litigation settlement costs:

	Years Ended June 30,
	2006	2005
	(In thousands)
Class Action and Synergetic	$1,217	$-
Patent infringement litigation	165	-
Cotton settlement recovery	(422)	-
	$960	$-

Other Income (Expense), Net

The following table presents other income (expense) net:

	Years Ended June 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Other income (expense), net	$1,376	2.6%	$173	0.4%	$1,203	695.4%

The increase in other income for fiscal 2006 as compared fiscal 2005 is in part due to $1.3 million of other income recognized on the sale of our investment in Xanboo Inc. ("Xanboo").

Provision (Benefit) for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Years Ended June 30,
	2006	2005
	(In thousands)
Effective tax rate	1.0%	3.4%

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” The federal statutory rate was 34% for both periods. The difference between our effective tax rate and the federal statutory rate resulted in part from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our net deferred tax assets in fiscal 2006 and 2005.

Fiscal Years Ended June 30, 2005 and 2004

Net Revenues by Product Category

The following table presents net revenues by product category:

	Years Ended June 30,
		% of Net		% of Net	Change
	2005	Revenues	2004	Revenues	$	%
	(In thousands, except percentages)
Device networking	$29,979	61.9%	$27,481	56.2%	$2,498	9.1%
IT management	12,341	25.4%	12,555	25.7%	(214)	(1.7%	)
Non-core	6,182	12.7%	8,849	18.1%	(2,667)	(30.1%	)
	$48,502	100.0%	$48,885	100.0%	$(383)	(0.8%	)

The decrease in net revenues for fiscal 2005 as compared to fiscal 2004 is in part attributable to a decrease in net revenue from our non-core products and, to a lesser extent, our IT management products; offset by an increase in our device networking products. Our increase in device networking products is in part due to volume increases. The decrease in our non-core product net revenues is in part due to a decrease in our print server, visualization and other products. We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in device networking and IT management products.

Net Revenues by Region

The following table presents net revenues by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2005	Revenues	2004	Revenues	$	%
	(In thousands, except percentages)
Americas	$31,162	64.3%	$33,847	69.3%	$(2,685)	(7.9%	)
EMEA	13,213	27.2%	11,252	23.0%	1,961	17.4%
Asia Pacific	4,127	8.5%	3,786	7.7%	341	9.0%
	$48,502	100.0%	$48,885	100.0%	$(383)	(0.8%	)

The decrease in net revenues for fiscal 2005 as compared to fiscal 2004 is in part due to a decrease in the Americas region offset by an increase in EMEA and, to a lesser extent, Asia Pacific. The decrease in net revenues in the Americas region is in part attributable to lower sales of non-core products. We are no longer investing in the development of these non-core product lines and expect net revenues related to these product lines, primarily our print server, visualization and other product lines, to continue to decline in the future as we focus our investment on device networking and IT management products. The increase in the EMEA region is in part due to growth in our device networking products.

Net Revenues by Significant Customer

The following table presents net revenues by significant customer and a related party as a percentage of net revenues:

	Years Ended June 30,
	2005	2004
Top five customers (1)	42.0%	38.0%
Ingram Micro	16.0%	14.0%
Tech Data	11.0%	9.0%
Related party	2.0%	3.0%

(1) Includes Ingram Micro, Tech Data and related party.

An international customer, transtec AG, is a related party due to common ownership by our largest stockholder, Bernhard Bruscha.

Gross Profit

The following table presents gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2005	Revenues	2004	Revenues	$	%
	(In thousands, except percentages)
Gross profit	$24,176	49.8%	$23,859	48.8%	$317	1.3%

Gross profit represents net revenues less cost of revenues. Cost of revenues consists in part of the cost of raw material components, subcontract labor assembly from outside manufacturers, amortization of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, overhead, warranty costs and royalty payments.

The improvement in profit margins is in part due to a decrease in the amortization of purchased intangible assets and a reduction in product warranty reserves to reflect a decrease in our product return rates. Cost of revenues for the fiscal years ended June 30, 2005 and 2004 included $1.4 million and $2.1 million of amortization of purchased intangible assets, respectively.

Selling, General and Administrative

The following table presents selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2005	Revenues	2004	Revenues	$	%
	(In thousands, except percentages)
Selling, general and administrative	$24,770	51.1%	$23,599	48.3%	$1,171	5.0%

Selling, general and administrative expenses consist in part of personnel-related expenses including salaries and commissions and share-based compensation expense, facility expenses, information technology, trade show expenses, advertising, insurance reimbursements, and professional legal and accounting fees.

The increase in selling, general and administrative expense for fiscal 2005 as compared to fiscal 2004 is in part due to increased legal fees, increased marketing expenses for new product introductions and existing products and an increase in channel marketing programs and increased severance, offset by the recovery of accrued professional fees and decreased depreciation. Legal fees incurred in defense of the stockholder suits are reimbursable to the extent provided in our directors and officers liability insurance policies, and subject to the coverage limitations and exclusions contained in such policies. For the fiscal years ended June 30, 2005 and 2004, we were reimbursed approximately $767,000 and $3.0 million, respectively.

Research and Development

The following table presents research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2005	Revenues	2004	Revenues	$	%
	(In thousands, except percentages)
Research and development	$6,325	13.0%	$7,854	16.1%	$(1,529)	(19.5%	)

Research and development expenses consist in part of personnel-related costs of employees including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The decrease in research and development expenses for the fiscal year ended June 30, 2005 is in part due to a reduction in headcount and outside services.

Amortization of Purchased Intangible Assets

The following table presents amortization of purchased intangible assets:

	Years Ended June 30,
		% of Net		% of Net	Change
	2005	Revenues	2004	Revenues	$	%
	(In thousands, except percentages)
Amortization of purchased intangible assets	$65	0.1%	$148	0.3%	$(83)	56.1%

Purchased intangible assets include existing technology, patents and non-compete agreements which are amortized on a straight-line basis over the estimated useful lives of the respective assets, ranging from one to five years.

The decrease in amortization of purchased intangible assets is in part due to assets becoming fully amortized. Approximately $1.4 million and $2.1 million of amortization of purchased intangible assets have been classified as cost of revenues for the fiscal years ended June 30, 2005 and 2004, respectively.

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

Interest Income (Expense), Net

The following table presents interest income (expense), net:

	Years Ended June 30,
		% of Net			% of Net	Change
	2005	Revenues		2004	Revenues	$	%
	(In thousands, except percentages)
Interest income (expense), net	$(20)	(0.1%	)	$50	0.1%	$(70)	(140.0%	)

Interest income of $58,000 and $94,000 for the fiscal years ended June 30, 2005 and 2004, respectively, consists in part of interest earned on cash, cash equivalents and marketable securities. The decrease is in part due to lower average investment balances. Interest expense of $78,000 and $44,000 for the fiscal years ended June 30, 2005 and 2004, respectively, consists primarily of interest expense related to our line of credit.

Other Income (Expense), Net

The following table presents other income (expense), net:

	Years Ended June 30,
		% of Net		% of Net		Change
	2005	Revenues	2004	Revenues		$	%
	(In thousands, except percentages)
Other income (expense), net	$173	0.4%	$(5,333)	(10.9%	)	$5,506	103.2%

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

Provision (Benefit) for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Years Ended June 30,
	2005	2004
	(In thousands)
Effective tax rate	3.4%	3.0%

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” The federal statutory rate was 34% for both periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our net deferred tax assets in fiscal 2005 and 2004.

Liquidity and Capital Resources

Liquidity

Since inception through fiscal 2006, we have financed our operations through the issuance of common stock. We refer to the sum of cash and cash equivalents and marketable securities as “cash” for the purposes of discussing our cash balance and liquidity.

The following table presents details of our working capital and cash:

	June 30,		Increase
	2006	2005	(Decrease)
	(In thousands)
Working capital	$5,372	$7,824	$(2,452)
Cash and cash equivalents	$7,729	$6,690	$1,039
Marketable securities	88	85	3
	$7,817	$6,775	$1,042

In order of significance, our working capital decreased in fiscal 2006 in part due to (i) a net loss, (ii) an increase in accounts payable and other liabilities as a result of the timing of cash payments to vendors and (iii) an increase in accrued settlements; offset by (iv) cash received from the sale of our interest in Xanboo. Our cash balances increased in fiscal 2006 in part due to cash received from the sale of our interest in Xanboo and as a result of our cash management activities which include the timing of cash payments to our vendors and the timing of cash receipts from our customers.

We believe that the cumulative effect of expense reductions initiated in fiscal 2005 and the settlement of our patent litigation during fiscal 2006 will result in reduced operating expenses and will lower our cash breakeven point to approximately $13.0 to $14.0 million per fiscal quarter. This target is based upon a financial model, and we expect that actual expenses may vary in any fiscal quarter and therefore financial results impacting cash usage or profitability will vary. Also, uses of cash to fund inventories, receivables and payables will cause results to vary from the financial model.

We believe that our existing cash, cash equivalents, marketable securities and funds available from our line of credit will be adequate to meet our anticipated cash needs through at least the next twelve months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues, research and development, expenses associated with any strategic partnerships or acquisitions and infrastructure investments, and expenses related to government investigations and litigation, which could affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to borrow funds through bank loans, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

In May 2006, we entered into a two-year secured revolving Loan and Security Agreement ("Line of Credit”) with a bank, which provides for borrowings up to $5.0 million. The borrowing capacity is limited to eligible accounts receivable as defined under the Line of Credit. Borrowings under the Line of Credit bear interest at the prime rate plus 1.75% per annum. We are required to pay an unused line fee of 0.50% on the unused portion of the Line of Credit. As of June 30, 2006, we had no borrowings against the Line of Credit.

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, foreign value added tax account deposits and security deposits:

	June 30,
	2006	2005
	(In thousands)
Available borrowing capacity	$2,221	$2,520
Outstanding letters of credit	$1,594	$480

During March 2006, we entered into a lease agreement whereby the lessor will advance an amount not to exceed $1.0 million for the implementation of a new ERP information system to manage our business operations. During the ERP implementation period, we will pay interest of 9.0% on the amounts advanced. The lease agreement states that the aggregate amount advanced to us by the lessor will be repaid over a three-year period following the completion of the ERP implementation. As of June 30, 2006, we had incurred $364,000 in connection with the ERP implementation which will be advanced by the lessor.

As of June 30, 2006, approximately $2.4 million of our tangible assets (primarily cash held in foreign subsidiary bank accounts) were held by subsidiaries outside the U.S. Such assets are unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of such assets to satisfy liquidity needs outside of such foreign locations is subject to approval by the foreign location board of directors.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,
	2006	2005
	(In thousands)
Net cash provided by (used in):
Net loss	$(3,045)	$(7,004)
Non-cash operating expenses, net	55	958
Changes in operating assets and liabilities	1,722	8
Net cash provided by (used in) operating activities	73	(4,370)
Net cash provided by investing activities	628	2,926
Net cash provided by (used in) financing activities	267	(910)
Effect of foreign exchange rate changes on cash	71	(84)
Increase (decrease) in cash and cash equivalents	$1,039	$(2,438)

Operating activities provided cash during fiscal 2006. This was the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss.  In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash provided by operating activities included (i) an increase in accounts payable as a result of the timing of cash payments to vendors and (ii) an increase in other liabilities as a result of an increase in customer deposits; offset by (iii) an increase in inventories and a reduction in warranty reserve. In order of significance, the non-cash items that had a significant impact on net loss included share-based compensation, litigation settlement costs, amortization of purchased intangible assets and depreciation partially offset by a gain on the sale of the Xanboo investment.

Operating activities used cash during fiscal 2005. This was the result of the net loss offset by non-cash operating expenses.  In order of significance, the non-cash operating expenses that had a significant impact on net loss included amortization of purchased intangible assets, depreciation, share-based compensation, provision for inventories and foreign currency transaction gain. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash used in operating activities included (i) cash payments applied to other liabilities, (ii) a reduction in the warranty reserve, (iii) cash payments applied towards the restructuring reserve, accrued payroll and related expenses, and (iv) an increase in the balance of inventories; offset by (i) a reduction in prepaid expenses and other current assets, accounts receivable and contract manufacturers’ receivable and (ii) an increase in accounts payable as a result of the timing of cash payments.

Investing activities provided cash during fiscal 2006. This was due to net proceeds received in connection with the partial sale of our equity interest in Xanboo offset by cash used in the purchase of property and equipment.

Investing activities provided cash during fiscal 2005. This was due to net proceeds from the purchase and sale of marketable securities offset by cash used in the purchase of property and equipment.

Financing activities provided cash during fiscal 2006. This was due to proceeds from the sale of common shares through employee stock option exercises and the Employee Stock Purchase Plan offset by repayments on capital lease obligations.

Financing activities used cash during fiscal 2005. This was due to a payment to retire our convertible note payable and payments on our line of credit offset by proceeds from the sale of common shares through employee stock option exercises and the Employee Stock Purchase Plan.

Contractual Obligations and Commitments

The following table presents our contractual payment obligations and commitments:

	Years Ending June 30,
	2007	2008	2009	2010	2011	Total
	(In thousands)
Purchase obligations	$8,921	$-	$-	$-	$-	$8,921
Capital leases	147	122	101	-	-	370
Operating leases	655	619	630	636	53	2,593
	$9,723	$741	$731	$636	$53	$11,884

Purchase obligations represent open purchase orders for inventory and other commitments in the ordinary course of business as of June 30, 2006. In addition to the above operating lease obligations, we have operating lease obligations from restructured facilities. These costs will be paid over the respective lease terms through 2007. These amounts are included in our consolidated balance sheets.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2006 and 2005.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy.

Interest Rate Risk

Our exposure to interest rate risk is limited to the exposure related to our cash and cash equivalents and marketable securities. Our cash and cash equivalents are held in cash deposit accounts and, as such, we believe our cash and cash equivalents are not subject to significant interest rate risk. We believe our marketable securities would not decline in value by a significant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

The following table presents our cash and cash equivalents and marketable securities:

	June 30,
	2006	2005
	(In thousands)
Cash and cash equivalents	$7,729	$6,690
Marketable securities	88	85
	$7,817	$6,775

Foreign Currency Risk

We hold a significant portion of our cash balance in foreign currencies (particularly the euro) and, as such, we are subject to foreign currency fluctuations. In addition, we sell products internationally. As a result, our financial results could be harmed by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

The following table presents our cash balance held in foreign currencies:

	June 30,
	2006	2005
	(In thousands)
Cash held in foreign currencies	$2,554	$5,064

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are incorporated by reference from Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On a Form 8-K filed with the SEC on January 21, 2005, as amended on February 18, 2005, we previously reported our decision to dismiss our former independent registered public accounting firm, Ernst & Young LLP, effective January 17, 2005, and appoint McGladrey & Pullen, LLP as our new independent registered public accounting firm, to perform auditing services beginning with the second fiscal quarter ended December 31, 2004.

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

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of our fiscal year. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is included in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth in Part I, Item 1 in the section entitled “Executive Officers of the Registrant” above, and are incorporated herein by reference.

The following information is included in our Proxy Statement and is incorporated herein by reference:

•	Information regarding our directors is set forth under the proposal “Election of Directors”

•	Information regarding our Audit Committee and designated “audit committee financial experts” is set forth under “Election of Directors — Audit Committee”

•	Information on our code of business conduct and ethics for directors, officers and employees is set forth under “Election of Directors — Code of Ethics and Complaint Procedure”

•
Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under “Executive Compensation and Related Information — Section 16(a) Beneficial Ownership Reporting Compliance”

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our named executive officers is set forth under “Executive Compensation and Related Information” in the Proxy Statement and is incorporated herein by reference. Information regarding compensation of our directors is set forth under “Election of Directors — Director Compensation” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference. Information regarding our equity compensation plans is set forth under “Executive Compensation and Related Information — Equity Compensation Plan Information” in the Proxy Statement and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under “Executive Compensation and Related Information — Related Party Transactions” in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under the proposal “Ratification of Appointment of Independent Registered Public Accountants” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements

The following financial statements of the Company and related Reports of Independent Registered Public Accounting Firms are filed as part of this Form 10-K.

2. Financial Statement Schedule

The following financial statement schedule of the Company is filed as part of this Form 10-K.

(1) Schedule II-Consolidated Valuation and Qualifying Accounts	PAGE EX-99.1

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lantronix, Inc.
Irvine, California

We have audited the consolidated balance sheets of Lantronix, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2006. Our audit also included the 2006 and 2005 financial statement schedule listed at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lantronix, Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MCGLADREY & PULLEN, LLP

Irvine, California
September 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ERNST & YOUNG LLP

The Board of Directors and Stockholders
Lantronix, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the fiscal year ended June 30, 2004. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lantronix, Inc. at June 30, 2004, and the consolidated results of its operations and its cash flows for the fiscal year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set-forth therein.

/s/ ERNST & YOUNG LLP Orange County, California September 10, 2004

LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

ASSETS	June 30, 2006	June 30, 2005
Current Assets:
Cash and cash equivalents	$7,729	$6,690
Marketable securities	88	85
Accounts receivable (net of allowance for doubtful accounts of $84 and $158 at June 30, 2006 and 2005, respectively)	3,087	2,897
Inventories, net	8,113	6,828

Contract manufacturers' receivable (net of allowance of $22 at June 30, 2005)	1,049	711
Settlements recovery	15,325	1,200
Prepaid expenses and other current assets	577	1,055
Total current assets	35,968	19,466

Property and equipment, net	1,589	674
Goodwill	9,488	9,488
Purchased intangible assets, net	610	559
Officer loans (net of allowance of $3,115 and $4,470 at June 30, 2006 and 2005, respectively)	122	116
Other assets	38	65
Total assets	$47,815	$30,368

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,865	$4,702
Accrued payroll and related expenses	1,596	1,296
Warranty reserve	693	1,248
Restructuring reserve	80	264
Accrued settlements	16,767	1,200
Other current liabilities	3,595	2,932
Total current liabilities	30,596	11,642
Long-term liabilities	230	207
Long-term capital lease obligations	211	51

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 59,204,172 and 58,790,413 shares issued and outstanding at June 30, 2006 and June 30, 2005, respectively	6	6
Additional paid-in capital	182,857	181,264
Deferred compensation	-	(17)
Accumulated deficit	(166,450)	(163,082)
Accumulated other comprehensive income	365	297
Total stockholders' equity	16,778	18,468
Total liabilities and stockholders' equity	$47,815	$30,368

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended June 30,
	2006	2005	2004
Net revenues (1)	$51,943	$48,502	$48,885
Cost of revenues (2)	25,276	24,326	25,026
Gross profit	26,667	24,176	23,859
Operating expenses:
Selling, general and administrative	24,203	24,770	23,599
Research and development	5,999	6,325	7,854
Litigation settlement costs	960	-	-
Amortization of purchased intangible assets	20	65	148
Restructuring recovery	(17)	-	(2,093)
Total operating expenses	31,165	31,160	29,508
Loss from operations	(4,498)	(6,984)	(5,649)
Interest income (expense), net	46	(20)	50
Other income (expense), net	1,376	173	(5,333)
Loss before income taxes	(3,076)	(6,831)	(10,932)
(Benefit) provision for income taxes	(31)	229	(325)
Loss from continuing operations	(3,045)	(7,060)	(10,607)
Income (loss) from discontinued operations	-	56	(5,047)
Net loss	$(3,045)	$(7,004)	$(15,654)

Net loss per share (basic and diluted):
Loss from continuing operations	$(0.05)	$(0.12)	$(0.19)
Income (loss) from discontinued operations	-	-	(0.09)
Net loss per share	$(0.05)	$(0.12)	$(0.28)

Weighted average shares (basic and diluted)	58,702	58,202	56,862

(1) Includes net revenues from related party	$1,376	$1,136	$1,416

(2) Includes amortization of purchased intangible assets	$570	$1,432	$2,071

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated
			Additional			Other	Total
	Comon Stock		Paid-In	Deferred	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Income	Equity
Balance at June 30, 2003	55,425,774	$6	$178,628	$(695)	$(140,424)	$202	$37,717
Stock options exercised	496,335	-	359	-	-	-	359
Employee stock purchase plan	505,935	-	369	-	-	-	369
Deferred compensation net	-	-	(197)	197	-	-	-
Share-based compensation	-	-	-	395	-	-	395
Dunstan settlement	1,726,703	-	1,553	-	-	-	1,553
Components of comprehensive loss:
Translation adjustment	-	-	-	-	-	52	52
Net loss	-	-	-	-	(15,654)	-	(15,654)
Comprehensive loss	-	-	-	-	-	-	(15,602)
Balance at June 30, 2004	58,154,747	6	180,712	(103)	(156,078)	254	24,791
Stock options exercised	281,862	-	193	-	-	-	193
Employee stock purchase plan	353,804	-	275	-	-	-	275
Share-based compensation	-	-	84	86	-	-	170
Components of comprehensive loss:
Translation adjustment	-	-	-	-	-	(42)	(42)
Change in net unrealized income on investment	-	-	-	-	-	85	85
Net loss	-	-	-	-	(7,004)	-	(7,004)
Comprehensive loss	-	-	-	-	-	-	(6,961)
Balance at June 30, 2005	58,790,413	6	181,264	(17)	(163,082)	297	18,468
Stock options exercised	261,293	-	203	-	-	-	203
Employee stock purchase plan	266,453	-	240	-	-	-	240
Deferred compensation net	-	-	(17)	17	-	-	-
Share-based compensation	-	-	1,091	-	-	-	1,091
Synergetic settlement	84,053	-	175	-	-	-	175
Cotton settlement	(198,040)	-	(99)	-	(323)	-	(422)
Components of comprehensive loss:
Translation adjustment	-	-	-	-	-	65	65
Change in net unrealized income on investment	-	-	-	-	-	3	3
Net loss	-	-	-	-	(3,045)	-	(3,045)
Comprehensive loss	-	-	-	-	-	-	(2,977)
Balance at June 30, 2006	59,204,172	$6	$182,857	$-	$(166,450)	$365	$16,778

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
Cash flows from operating activities:	2006	2005	2004
	$(3,045)	$(7,004)	$(15,654)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) loss on sale of long-term investment	(1,300)	-	31
Share-based compensation	1,091	171	395
Litigation settlement costs	960	-	-
Amortization of purchased intangible assets	590	1,497	2,219
Depreciation	424	611	1,742
Provision for inventories	(327)	163	368
Recovery (provision) for doubtful accounts	(24)	140	(164)
Restructuring recovery	(17)	(56)	(1,551)
(Gain) loss on disposal of fixed assets	(1)	22	-
Foreign currency transaction gain	-	78	-
Revaluation of strategic investment	-	-	5,007
Deferred income taxes	-	-	(600)
Equity losses from unconsolidated business	-	-	413
Changes in operating assets and liabilities:
Accounts receivable	(166)	141	708
Inventories	(958)	(315)	199
Contract manufacturers' receivable	(338)	289	777
Prepaid expenses and other current assets	11	843	1,173
Other assets	22	112	(28)
Accounts payable	3,161	650	(725)
Accrued payroll and related expenses	292	(303)	414
Due to Gordian	-	-	(1,000)
Accrued settlements	(200)	-	-
Warranty reserve	(555)	(522)	577
Restructuring reserve	(167)	(432)	(932)
Other liabilities	620	(455)	318
Changes in operating assets and liabilities of discontinued operations	-	-	2,759
Net cash provided by (used in) operating activities	73	(4,370)	(3,554)
Cash flows from investing activities:
Proceeds from sale of long-term investment	1,300	-	7
Purchases of property and equipment, net	(672)	(124)	(248)
Proceeds from sale of marketable securities	-	4,050	4,252
Purchases of marketable securities	-	(1,000)	(552)
Investing cash flows of discontinued operations	-	-	617
Net cash provided by investing activities	628	2,926	4,076
Cash flows from financing activities:
Net proceeds from issuances of common stock	443	468	726
Payment of capital lease obligations	(176)	(11)	-
Payment of convertible note payable	-	(867)	-
(Payment) borrowing of line of credit	-	(500)	500
Net cash provided by (used in) financing activities	267	(910)	1,226
Effect of foreign exchange rate changes on cash	71	(84)	52
Increase (decrease) in cash and cash equivalents	1,039	(2,438)	1,800
Cash and cash equivalents at beginning of period	6,690	9,128	7,328
Cash and cash equivalents at end of period	$7,729	$6,690	$9,128
Supplemental disclosure of cash flow information:
Interest paid	$30	$85	$43
Income taxes (refunded) paid	$(23)	$179	$708

See accompanying notes.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

1.    Summary of Significant Accounting Policies

The Company

Lantronix, Inc. (the “Company”), incorporated in California in June 1989 and re-incorporated in the State of Delaware in May 2000, is engaged primarily in the design and distribution of networking and Internet connectivity products on a worldwide basis. The actual assembly and a portion of the engineering of the Company’s products are outsourced to third parties.

The Company has incurred losses from operations and prior to the fiscal year ended June 30, 2006 had reported negative operating cash flows. As of June 30, 2006, the Company had an accumulated deficit of $166.5 million and cash and cash equivalents and marketable securities of $7.8 million. The Company has no material financial commitments other than operating and capital lease agreements and inventory purchase orders. The Company believes that its existing cash and cash equivalents, and any cash generated from operations, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months. Long term the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. At June 30, 2006, approximately $2.4 million of the Company’s net tangible assets (primarily cash held in foreign bank accounts) were located outside the U.S. Such assets are unrestricted with regard to foreign liquidity needs, however, the ability of the Company to utilize such assets to satisfy liquidity needs outside of such foreign locations are subject to approval by the foreign location board of directors.

In March 2004, the Company completed the sale of substantially all of the net assets of Premise Systems, Inc. (“Premise”) (Note 6). The Company’s consolidated financial statements have been presented to reflect Premise as a discontinued operation for all periods presented.

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

Revenue Recognition

The Company does not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. However, a significant portion of the Company’s sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions The recognition of revenue and related cost of revenue from sales to distributors are deferred until the distributor resells the product. Net revenue from certain smaller distributors, for which point-of-sale information is not available, is recognized approximately one month after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end user.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

When product sales revenue is recognized, the Company establishes an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, it establishes an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed the Company’s estimates, additional reductions to revenues would result.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s allowance for doubtful accounts is based on its assessment of the collectibility of specific customer accounts, the aging of accounts receivable, the Company’s history of bad debts and the general condition of the industry. Accounts that are deemed uncollectible are written off against the allowance for doubtful accounts. If a major customer’s creditworthiness deteriorates, or the Company’s customers’ actual defaults exceed its historical experience, such estimates could change and impact reported results. The Company also maintains a reserve for uncertainties relative to the collection of officer notes receivable. Factors considered in determining the level of this reserve include the value of the collateral securing the notes, the Company’s ability to effectively enforce collection rights and the ability of the former officers to honor their obligations.

Concentration of Credit Risk

The Company’s accounts receivable are primarily derived from revenues earned from customers located throughout North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Credit losses have historically been within management’s expectations. The Company generally does not require collateral or other security from its customers. The Company invests its excess cash in deposits with major banks, in U.S. Government agencies, state, municipal and county government notes and bonds.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, cash equivalents, marketable securities, accounts receivable, notes receivable, contract manufacturers’ receivable, accounts payable and accrued liabilities. The Company believes all of the financial instruments’ recorded values approximate current values because of the nature and short duration of these instruments.

Foreign Currency Translation

The financial statements of foreign subsidiaries whose functional currency is not the U.S. dollar have been translated to U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Foreign currency assets and liabilities are valued in U.S. dollars at the end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect during each period. Exchange gains and losses from foreign currency translations are reported as a component of accumulated other comprehensive income within stockholders’ equity. Exchange gains and losses from foreign currency transactions are recognized in the consolidated statement of operations and historically have not been material.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

Investments

Available-for-Sale Investments

The Company accounts for its investments in debt and equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The Company classifies its marketable securities as available-for-sale under SFAS 115. Marketable securities consist of equity securities The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income, net of tax.

Long-term Investments

The Company is accounting for its long-term investment in Xanboo Inc. (“Xanboo”) under the equity method based upon the Company’s ability, through representation on Xanboo’s board of directors, to exercise significant influence over its operations. Under the equity method of accounting, the Company’s proportionate share of income or losses from the long-term investment, and any gain or loss on disposal, are recorded in other expense, net. The Company’s proportionate share of losses are not recorded to the extent that they exceed the carrying value of the long-term investment.

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

Inventory Sale and Purchase Transactions with Contract Manufacturers

Under certain circumstances, the Company sells raw materials to its contract manufacturers and subsequently repurchases finished goods from the contract manufacturers which contain such raw materials. Net sales of raw materials to the contract manufacturers are eliminated from the Company’s net revenues as the Company intends to repurchase the raw materials from the contract manufacturers in the form of finished goods. Raw materials sold to the contract manufacturers which the Company intends to purchase as part of finished goods are recorded on the Company’s consolidated balance sheets as contract manufacturers’ receivable.

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

Capitalized Internal Use Software Costs

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized computer software costs consist of purchased software licenses and implementation costs. The capitalized software costs are being amortized on a straight-line basis over a period of three to five years.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

Goodwill and Purchased Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth fiscal quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting unit with its aggregate carrying value, including goodwill. The Company generally determines the fair value of its reporting unit using the market or income approach methodology of valuation that includes comparing to market values of similar companies, the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

During the fourth fiscal quarters ended June 30, 2006, 2005 and 2004, the Company completed its annual goodwill impairment tests in accordance with SFAS 142 and determined that no impairment was indicated as the estimated fair values exceeded their respective carrying values.

The Company accounts for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” Impairment is based on the excess of the carrying amount over the fair value of those assets.

Discontinued Operations

In accordance with SFAS 144, assets and liabilities within a separate business segment or reporting unit that has been disposed of through closure or sale, or are classified as held for sale, are disclosed separately as assets or liabilities within discontinued operations in the consolidated balance sheets for all periods presented. The assets and liabilities are deemed to be held for sale upon management’s approval and commitment to a plan to dispose of or sell the business segment or reporting unit. As of June 30, 2006 and 2005, the Company held no assets or liabilities of discontinued operations. The revenues and expenses associated with a discontinued operation are included within loss from discontinued operations, net of tax, in the consolidated statements of operations.

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met. However, under APB 25 and related accounting guidance, the Company recognized compensation expense for in-the-money option grants to employees and employee stock options assumed by the Company in connection with its acquisitions of the businesses that previously employed those individuals. Additionally, the pro forma impact from recognition of the estimated fair value of stock options granted to employees has been disclosed in the footnotes as required under previous accounting rules.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

Effective for the first quarter of fiscal 2006, the Company adopted SFAS 123R using the modified prospective method, which requires it to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.

The fair value concepts were not changed significantly in SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company is continuing to use both the Black-Scholes-Merton (“BSM”) option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate for it, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), the Company was not required to estimate forfeitures in its expense calculation for the stock compensation pro forma footnote disclosure; however, SFAS 123R requires an estimate of forfeitures and upon adoption the Company changed its methodology to include an estimate of forfeitures. The adoption of SFAS 123R had no effect on cash flows from financing activities.

As a result of adopting SFAS 123R, the Company’s share-based compensation expense is higher for the fiscal year ended June 30, 2006 than if the Company had continued to account for share-based compensation under APB 25. The following table presents the impact of adopting SFAS 123R on loss before income taxes, net loss and basic and diluted loss per share:

Year Ended June 30, 2006
(In thousands, except per share data)
Loss before income taxes	$(1,074)
Net loss	$(1,074)
Net loss per share (basic and diluted)	$(0.02)

For purposes of the following pro forma disclosure, the fair value of the options is estimated using a BSM option-pricing formula and amortized on a straight-line basis to expense over the options’ vesting period. The following table presents the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans:

	Years Ended June 30,
	2005	2004
	(In thousands, except per share data)
Net loss - as reported	$(7,004)	$(15,654)
Add: Share-based employee compensation expense included in net loss, net of related tax effects - as reported	171	395
Deduct: Share-based employee compensation expense determined under fair value method, net of related tax effects - pro forma	(1,186)	(3,092)
Net loss - pro forma	$(8,019)	$(18,351)
Net loss per share (basic and diluted) - as reported	$(0.12)	$(0.28)
Net loss per share (basic and diluted) - pro forma	$(0.14)	$(0.32)

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

Net Income (Loss) Per Share

Net income (loss) per share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the fiscal year. Net income (loss) per share (diluted) is calculated by adjusting the weighted average number of common shares outstanding, assuming any dilutive effects of options using the treasury stock method.

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

Warranty

Upon shipment to its customers, the Company provides for the estimated cost to repair or replace products to be returned under warranty. The Company’s products typically carry a one- to two-year warranty. In addition, certain products that were sold prior to August 2003 carry a five-year warranty. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from the Company’s estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, the Company sells extended warranty services, which extend the warranty period for an additional one to three years depending upon the product.

Advertising Expenses

Advertising costs are expensed in the period incurred.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains on investments.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has only one reportable segment, networking and Internet connectivity.

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” The Company will adopt the provisions of SFAS 154 in fiscal 2007 consolidated financial statements. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company’s consolidated financial statements.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. The Company is currently evaluating the impact that the adoption of FIN 48 will have on the results of operations, financial position and liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

2.    Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	June 30,
	2006	2005
	(In thousands)
Raw materials	$3,863	$3,973
Finished goods	7,249	7,330
Inventory at distributors	1,690	1,181
	12,802	12,484
Reserve for excess and obsolete inventory	(4,689)	(5,656)
	$8,113	$6,828

Property and Equipment

The following table presents details of the Company’s property and equipment:

	June 30,
	2006	2005
	(In thousands)
Computer and office equipment	$6,572	$6,171
Furniture and fixtures	1,100	1,082
Production and warehouse equipment	621	582
Construction-in-progress	859	-
	9,152	7,835
Less accumulated depreciation	(7,563)	(7,161)
	$1,589	$674

The following table presents details of property and equipment recorded in connection with capital lease obligations:

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

	June 30,
	2006	2005
	(In thousands)
Property and equipment	$516	$214
Less accumulated depreciation	(169)	(11)
	$347	$203

The following table presents details of costs capitalized as internal use software included in construction-in-progress and computer and office equipment:

	June 30,
	2006	2005
	(In thousands)
Capitalized internal use software	$410	$11

The following table presents the details of depreciation of capitalized internal use software:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
Depreciation of capitalized internal use software	$32	$64	$659

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets:

		June 30, 2006			June 30, 2005
	Useful
	Lives		Accumulated			Accumulated
	in Years	Gross	Amortization	Net	Gross	Amortization	Net
				(In thousands)
Existing technology	1 - 5	$7,297	$(7,103)	$194	$7,090	$(6,533)	$557
Patent/core technology	6	839	(423)	416	405	(405)	-
Tradename/trademark	5	32	(32)	-	32	(30)	2

Total		$8,168	$(7,558)	$610	$7,527	$(6,968)	$559

The following table presents details of the unamortized balance of purchased intangible assets that will be amortized to cost of revenues:

	Years Ended June 30,
	2007	2008	2009	2010	2011	2012	Total
			(In thousands)
Amount remaining to be amortized	$266	$73	$73	$73	$73	$52	$610

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

Warranty Reserve

The following table presents details of the Company’s warranty reserve:

	June 30,
	2006	2005
	(In thousands)
Beginning balance	$1,248	$1,770
Recovered to cost of revenues	(35)	(88)
Usage	(520)	(434)
Ending balance	$693	$1,248

Accrued Settlements and Settlements Recovery

The following table presents details of the Company’s accrued settlements and settlements recovery (Note 10):

	June 30,
	2006	2005
	(In thousands)
Accrued settlements:
Class Action and Synergetic	$15,167	$-
Derivative	1,200	1,200
Patent infringement litigation	400	-
	16,767	1,200
Settlements recovery:
Class Action and Synergetic	14,125	-
Derivative	1,200	1,200
	15,325	1,200
Direct settlement obligations of the Company	$1,442	$-

The following table presents details of the Company’s litigation settlement costs:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
Class Action and Synergetic	$1,217	$-	$-
Patent infringement	165	-	-
Cotton settlement recovery	(422)	-	-
	$960	$-	$-

Other Liabilities

The following table presents details of the Company’s other liabilities:

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

	June 30,
	2006	2005
	(In thousands)
Current
Customer deposits and refunds	$1,274	$369
ERP implementation costs	364	-
Taxes payable	320	470
Insurance payable	198	195
Deferred revenue	155	194
Short-term capital lease obligations	129	163
Legal expenses to be reimbursed by insurance carriers	-	471
Other	1,155	1,070
	$3,595	$2,932

Long-term
Deferred revenue	$117	$131
Other	113	76
	$230	$207

Advertising Expenses

The following table presents details of the Company’s advertising expenses:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
Advertising expenses	$888	$1,191	$392

Interest Expense

The following table presents details of the Company’s interest expense:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
Interest Expense	$29	$78	$44

Computation of Net Loss per Share

The following table presents the computation of net loss per share:

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

	Years Ended June 30,
	2006	2005	2004
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(3,045)	$(7,060)	$(10,607)
Income (loss) from discontinued operations	-	56	(5,047)
Net loss	$(3,045)	$(7,004)	$(15,654)

Denominator: Weighted-average shares outstanding	59,034	58,534	57,194
Less: Unvested common shares outstanding	(332)	(332)	(332)
Denominator for net loss per share (basic and diluted)	58,702	58,202	56,862

Net loss per share (basic and diluted):
Loss from continuing operations	$(0.05)	$(0.12)	$(0.19)
Income (loss) from discontinued operations	-	-	(0.09)
Net loss per share	$(0.05)	$(0.12)	$(0.28)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2006	2005	2004
Common stock equivalents	2,656,221	2,297,323	1,126,503

Supplemental Cash Flow Information

The following table presents non-cash transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
Non-cash acquisition of property and equipment	$666	$214	$-
Common stock consideration for settlement of Synergetics claims	175	-	-
Tenant leasehold improvements	-	98	-

3.    Investments

Marketable Securities

The following table presents details of the Company’s available-for-sale investments, which are classified as marketable securities in the consolidated balance sheets:

		Gross Unrealized		Fair
	Cost	Gains	Losses	Value
June 30, 2006		(In thousands)
Publicly traded equity securities	$-	$88	$-	$88

June 30, 2005
Publicly traded equity securities	$-	$85	$-	$85

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

There were no gross realized gains and losses related to the Company’s available-for-sale investments during the fiscal years ended June 30, 2006, 2005 and 2004.

Long-term Investments

In September and October 2001, the Company paid an aggregate of $3.0 million to Xanboo for convertible promissory notes, which converted in January 2002, in accordance with their terms, into Xanboo preferred stock. In addition, the Company purchased $4.0 million of Xanboo preferred stock in January 2002. The Company’s ownership interest in Xanboo was 4.7% and 14.4% at June 30, 2006 and 2005, respectively. On the basis of events occurring during the fiscal quarter ended June 30, 2004, the Company fully impaired its investment in Xanboo resulting in a charge of $5.0 million to other expense in the consolidated statements of operations. The Company’s interest in the losses of Xanboo aggregating $413,000 during the fiscal year ended June 30, 2004 was recognized as other expense in the consolidated statement of operations.

In June 2006, the Company entered into an agreement to sell its ownership interest in Xanboo for cash consideration of $2 million. On June 13, 2006, 65% of the total Xanboo shares held by the Company were sold for cash consideration of $1.3 million. The agreement provides for the remaining shares to be sold for cash consideration of $700,000 on or before September 12, 2006. The Company recorded the $1.3 million cash payment received during June 2006 as other income in the consolidated statements of operations for the fiscal year ended June 30, 2006. The Company expects to recognize income on the sale of the remaining Xanboo shares when the transaction closes in September 2006.

4.    Officer Loans

The Company has outstanding notes receivable from one former officer and an outside director primarily related to taxes on exercised stock options. These notes are non-recourse, secured by shares of common stock, and bear interest at rates ranging from 5.19% to 7.50% per annum. Principal and any unpaid interest are due upon any transfer or disposition of the secured common stock.

One of the note holders is a former Chief Executive Officer who assumed the role of Chief Technology and Strategy Officer of the Company effective May 30, 2002 and resigned from the Company effective September 1, 2002. During fiscal 2002, the Company reduced the carrying amount of the former officer’s loans to zero by establishing a reserve for uncertainties relative to collection of the related notes receivable. Factors considered in determining the level of this reserve include the value of the collateral securing the notes, the ability of the Company to effectively enforce its collection rights and the ability of the former officer to honor his obligations to the Company.

As of June 30, 2006, no impairment has been recorded as it relates to the note receivable from the outside director.

In connection with a settlement agreement, the Company cancelled the remaining debt on the former Chief Operating Officer and Chief Financial Officer’s outstanding notes receivable, which were fully reserved as of June 30, 2006 and for which the Company took a charge to operations of $1.2 million in fiscal 2002. The terms of the settlement agreement are fully described in Note 10.

5.    Restructuring Charges

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

During the fiscal year ended June 30, 2004, the Company completed the sale of its Premise business unit as described in Note 6. As a result, the Company recorded approximately $670,000 of restructuring charges which are included in loss from discontinued operations in the consolidated statement of operations of which $633,000 related to certain future lease obligations and $37,000 related to workforce reductions of three Premise employees that were not transferred to the buyer.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

During the fiscal year ended June 30, 2004, approximately $2.1 million of restructuring charges were recovered related to a favorable settlement of a contractual obligation, consolidation of excess facilities and workforce reductions which were previously accrued for during the fiscal year ended June 30, 2003. No similar recovery occurred during the fiscal years ended June 30, 2006 and 2005. The remaining restructuring reserve is related to facility closures in Naperville, Illinois; Hillsboro, Oregon; and Ames, Iowa. Payments under the lease obligations will end in fiscal 2007.

The following table presents a summary of the activity in the Company’s restructuring liability:

		Consolidation
	Workforce	of Excess	Contractual
	Reductions	Facilities	Obligations	Total
	(In thousands)
Restructuring liabilities at June 30, 2003	$260	$975	$2,000	$3,235
Restructuring recovery	(183)	(360)	(1,550)	(2,093)
Restructuring activity included in discontinued operations	21	521	-	542
Cash payments	(98)	(384)	(450)	(932)
Restructuring liabilities at June 30, 2004	-	752	-	752
Restructuring activity included in discontinued operations	-	(56)	-	(56)
Cash payments	-	(432)	-	(432)
Restructuring liabilities at June 30, 2005	-	264	-	264
Reversal of restructuring liabilities	-	(17)	-	(17)
Cash payments	-	(167)	-	(167)
Restructuring liabilities at June 30, 2006	$-	$80	$-	$80

6.    Discontinued Operations

In March 2004, the Company completed the sale of substantially all of the net assets of its Premise business unit for $1.0 million. Additionally, the Company incurred $383,000 of disposal costs.

The following table presents net revenues and income (loss) from discontinued operations:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
Net revenues	$-	$-	$86

Income (loss) from discontinued operations	$-	$56	$(5,639)
Gain on sale of assets of discontinued operations	-	-	592
Income (loss) from discontinued operations, net of income taxes of $0	$-	$56	$(5,047)

During the fiscal quarter ended December 31, 2003, the Company identified indicators of an other than temporary impairment as it related to its Premise acquisition of goodwill and purchased intangible assets. The Company performed an assessment of the value of its goodwill and purchased intangible assets related to the Premise acquisition in accordance with SFAS 142 and SFAS 144. The Company identified certain conditions including continued losses and the inability to achieve significant revenues from the existing home automation and media management software markets as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated. The Company revised its projections and determined that the projected results utilizing a discounted cash flow valuation technique would not fully support the carrying values of the goodwill and purchased intangible assets associated with the Premise acquisition. Based on this assessment, the Company recorded an impairment charge of $2.2 million during the fiscal quarter ended December 31, 2003 to write-off the value of the Premise goodwill. Additionally, the Company recorded a $790,000 impairment charge for the Premise-purchased intangible assets. The impairment of Premise goodwill and purchased intangibles are included in the loss from discontinued operations in the consolidated statements of operations for the fiscal year ended June 30, 2004.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

7.    Lines of Credit and Convertible Note Payable

Line of Credit

In May 2006, the Company entered into a two-year secured revolving Loan and Security Agreement ("Line of Credit”) with a bank, which provides for borrowings up to $5.0 million. The borrowing capacity is limited to eligible accounts receivable as defined under the Line of Credit. Borrowings under the Line of Credit bear interest at the prime rate plus 1.75% per annum. The Company is required to pay an unused line fee of 0.50% on the unused portion of the Line of Credit. In addition, the Company paid a fully earned, non-refundable commitment fee of $54,000 and is required to pay an additional $54,000 on the first anniversary of the Effective Date.

The Company's obligations under the Line of Credit are secured by substantially all of the Company's assets, including its intellectual property.

The Company is subject to a number of covenants under the Line of Credit, pursuant to which, among other things, the Company has agreed that it will not, without the Bank's prior written consent: (a) sell, lease, transfer or otherwise dispose, any of the Company's business or property, provided, however, that the Company may sell inventory in the ordinary course of business consistent with the provisions of the Line of Credit; (b) change the Company's business structure, liquidate or dissolve, or permit a change in beneficial ownership of more than 20% of the outstanding shares; (c) acquire, merge or consolidate with or into any other business organization; (d) incur any debts outside the ordinary course of the Company's business, except for permitted indebtedness, or grant any security interests in or permit a lien, claim or encumbrance upon all or any portion of the Company's assets, except in favor of or agreed to by the bank; (f) make any investments other than permitted investments; (g) make or permit any payments on any subordinated debt, except under the terms of existing subordinated debt or on terms acceptable to the bank, or amend any provision in any document related to the subordinated debt that would increase the amount thereof, or (h) become an "investment company" as such term is defined under the Investment Company Act of 1940. The Line of Credit also contains a number of affirmative covenants, including, among other things, covenants regarding the delivery of financial statements and notice requirements, accounts receivable, payment of taxes, access to collateral and books and records, maintenance of properties and insurance policies, and litigation by third parties.

The Line of Credit includes events of default that include, among other things, non-payment of principal, interest or fees, violation of affirmative and negative covenants, cross default to certain other indebtedness, material adverse change, material judgments, bankruptcy and insolvency events.

As of June 30, 2006, the Company had no borrowings against the Line of Credit.

Expired Line of Credit

In January 2002, the Company entered into a two-year line of credit (“Expired Line of Credit”) with a bank in an amount not to exceed $20.0 million. The Company was also required to maintain certain financial ratios as defined in the Expired Line of Credit. Pursuant to the Expired Line of Credit, the Company was restricted from paying any dividends. The Expired Line of Credit had an annual revolving maturity date that renewed on the effective date. As of June 30, 2005, the Company had no borrowings against the Expired Line of Credit. As of June 30, 2005, the Company was not in compliance with the quick ratio covenant as defined in the Expired Line of Credit. A waiver was granted by the bank during August 2005. The line of credit expired on July 22, 2005.

Availability under the Lines of Credit

The following table presents the Company’s available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, foreign value added tax account deposits and security deposits:

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

	June 30,
	2006	2005
	(In thousands)
Available borrowing capacity	$2,221	$2,520
Outstanding letters of credit	$1,594	$480

Convertible Note Payable

The Company issued a two-year note with a principal amount of $867,000 as partial consideration for its August 2002 acquisition of Stallion Technologies PTY, LTD. The notes were convertible into the Company’s common stock at any time, at the election of the holders, at a $5.00 conversion price and accrued interest at a rate of 2.5% per annum. The notes were due and paid in August 2004 as the holders elected not to convert the notes into the Company’s common stock.

8.    Stockholders’ Equity

Share-based Plans

The Company has in effect several share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. The Company also has an employee stock purchase plan for all eligible employees. The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. The Company issues new shares to satisfy stock option exercises and stock purchases under its share-based plans. No income tax benefit was realized from activity in the Company’s share-based plans during the fiscal years ended June 30, 2006, 2005 and 2004.

The following table presents a summary of the shares authorized for grant under each plan:

June 30, 2006
Shares
Authorized
for Grant
2000 Stock Plan (“2000 Plan”)	12,000,000
2000 Employee Stock Purchase Plan (“ESPP”)	2,250,000
14,250,000

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

The following table presents a summary of share-based compensation by functional line item:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
Cost of revenues	$100	$-	$48
Selling, general and administrative	736	160	306
Research and development	255	11	41
	$1,091	$171	$395

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

The following table presents a summary of share-based compensation for the Company’s share-based plans:

	Years Ended June 30,
	2006	2005	2004
		(In thousands)
Stock option	$919	$171	$395
ESPP	172	-	-
	$1,091	$171	$395

Stock Option Plans

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

	Years Ended June 30,
	2006	2005	2004
Expected term (in years)	6.23	4.00	4.00
Expected volatility	0.93	0.97	1.24
Risk-free interest rate	4.57%	3.57%	3.60%
Dividend yield	0.00%	0.00%	0.00%

The following table presents a summary of option activity under the Company’s stock option plans:

			Weighted-Average
	Shares			Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
	Grant	Shares	Price	Term	Value
	(In thousands, except per share data)
Balance at June 30, 2005	4,535,002	5,084,110	$1.49
Additional shares reserved	2,000,000	-	-
Options granted	(1,312,576)	1,312,576	2.08
Options forfeited	371,057	(371,057)	1.48
Options expired	209,593	(296,583)	2.19
Options exercised	-	(261,293)	0.78
Balance at June 30, 2006	5,803,076	5,467,753	$1.62	7.5	$4,515
Vested or expected to vest at June 30, 2006		5,116,854	$1.61	7.4	$4,377
Options exercisable at June 30, 2006		3,242,437	$1.60	6.5	$3,340

The following table presents a summary of option grant-date fair value and intrinsic value information:

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

	Years Ended June 30,
	2006	2005	2004
	(In thousands, except per share data)
Weighted-average grant-date fair value per share	$1.63	$0.80	$0.87
Grant-date fair value of shares vested	$783	$1,337	$1,672
Intrinsic value of options exercised	$272	$166	$335

The following table presents a summary of the activity of the Company’s nonvested options:

	Year Ended June 30, 2006
		Weighted-Average		Remaining
			Remaining	Unrecognized
		Grant-Date	Years	Compensation
	Shares	Fair Value	To Vest	Cost
	(In thousands, except per share data)
Nonvested outstanding at beginning of fiscal year	2,296,938	$0.81
Granted	1,312,576	1.63
Vested	(1,013,149)	0.77
Forfeited	(371,049)	1.09
Nonvested outstanding at end of fiscal year	2,225,316	$1.26	2.8	$2,586

Employee Stock Purchase Plan

The number of shares available for issuance may be increased annually on the first day of the Company’s fiscal year in an amount equal to the lesser of (i) 150,000 shares, (ii) 2% of the outstanding shares on such date or (iii) a lesser amount as determined by the Board of Directors. Under the ESPP plan, each eligible employee may purchase common stock at each semi-annual purchase date (the last business day of February and August each year), but not more than 15% of the participant’s compensation, as defined. The purchase payable per share will be equal to eighty-five percent (85%) of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs and (ii) the closing selling price per share of common stock on the semi-annual purchase date. Participants may discontinue their participation in the ESPP or may increase or decrease the rate of their payroll deductions during the ESPP offering period. In November 2004, the Company’s stockholders authorized 750,000 additional shares to be available pursuant to the ESPP.

The following table presents a summary of activity under the Company’s ESPP:

	Years Ended June 30,
	2006	2005	2004
Shares available for issuance at beginning of fiscal year	654,138	107,942	463,877
Shares reserved for issuance	150,000	900,000	150,000
ESPP shares issued	(266,453)	(353,804)	(505,935)
Shares available for future issuance at end of fiscal year	537,685	654,138	107,942

The following table presents a summary of ESPP purchase price and intrinsic value information:

	Years Ended June 30,
	2006	2005	2004
	(In thousands, except per share data)
Average purchase price of common shares	$0.90	$0.78	$0.73
Intrinsic value of ESPP shares on purchase date	$237	$139	$303

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

The fair value of ESPP shares granted during the fiscal year ended June 30, 2006 was estimated using the BSM option-pricing formula with an expected term (in years) of 0.5 to 2.0, expected volatility of 0.93 to 0.95, risk-free interest rate of 3.9% to 4.7% and dividend yield of zero. For ESPP shares granted during the fiscal years ended June 30, 2005 and 2004, the Company measured share-based compensation expense in its pro forma disclosure using the intrinsic value method as described in SFAS 123.

Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive income:

	June 30,
	2006	2005
	(In thousands)
Accumulated unrealized gain on investments	$88	$85
Accumulated translation adjustment	277	212
Total accumulated other comprehensive income	$365	$297

9.     401(k) Plan

The Company has a savings plan (the “Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 15% of their base pay, subject to limitations. The Company’s contributions are discretionary and are subject to limitations. For the fiscal years ended June 30, 2006, 2005 and 2004, the Company contributed $0.50 for each $1.00 of employee salary deferral contributions up to a maximum of 6% of the employee’s annual gross wages, subject to limitations.

The following table presents 401(k) matching contributions:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
401(k) matching contributions	$247	$270	$166

10.          Litigation Settlements

Securities Litigation Settlements

Securities Class Action Lawsuits (“Class Action”)

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

On October 18, 2004, the plaintiff filed the third amended complaint, which was the operative complaint in the action. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities Act claims are brought on behalf of all persons who purchased common stock of Lantronix pursuant or traceable to the Company’s August 4, 2000 initial public offering (“IPO”). The Exchange Act claims are based on alleged misstatements related to the Company’s financial results that were contained in the Registration Statement and Prospectus for the IPO. The claims brought under the Exchange Act are brought on behalf of all persons and entities that purchased or acquired Lantronix securities from November 1, 2000 through May 30, 2002 (the “Class Period”). The complaint alleges that defendants issued false and misleading statements concerning the business and financial condition in order to allegedly inflate the value of the Company’s securities during the Class Period. The complaint alleges that during the Class Period, Lantronix overstated financial results through improper revenue recognition and failure to comply with Generally Accepted Accounting Principles (“GAAP”). Defendants filed an answer to the complaint and the case entered discovery.  The Court set a trial date in September 2006.  While the complaint did not specify the damages plaintiff may seek on behalf of the purported classes of stockholders, a recovery by the plaintiff and the plaintiff classes could have a material adverse impact on the Company. The proceeds from certain insurance policies have funded and continue to fund much of the Company’s defense to the Class Action lawsuit.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

The Company has reached an agreement with plaintiffs to settle the Class Action lawsuit. The Company has also reached agreements with its relevant insurance carriers with respect to the funding of the cash portions of the settlement with plaintiffs. Under the terms of the agreement with the Class Action plaintiffs, the Company will not be required to contribute any cash to the Class Action settlement, as all cash contributed would be from the Company’s insurance carriers. However, as part of the agreement with the plaintiffs in the Class Action lawsuit, the Company has agreed to issue certain Lantronix securities to the plaintiffs. As a result of the anticipated issuance of such securities, and in connection with the issuance of securities for the settlement of the Synergetic action described below, the Company has recorded a charge of $1.2 million in the consolidated statement of operations for the fiscal year ended June 30, 2006. As of June 30, 2006, the Company has recorded an accrued settlement of $15.2 million of which the Company’s insurance carriers have agreed to fund $14.1 million.  On August 29, 2006, the Court held a hearing to consider a motion for preliminary approval of the settlement, and granted preliminary approval on September 8, 2006. The court has scheduled a final settlement approval hearing date on November 22, 2006.  There is no guarantee that the Class Action settlement will be finalized or approved by the court.

Securities Claims Brought by Former Stockholders of Synergetic Micro Systems, Inc. (“Synergetic”)

On October 17, 2002, Richard Goldstein and several other former stockholders of Synergetic filed a complaint entitled Goldstein, et al. v. Lantronix, Inc., et al. in the Superior Court of the State of California, County of Orange, against the Company and certain of its former officers and directors. Plaintiffs filed an amended complaint on January 7, 2003. The amended complaint alleged fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, all stemming from its acquisition of Synergetic. The complaint sought an unspecified amount of damages, interest, attorneys’ fees, costs, expenses, and an unspecified amount of punitive damages. On May 5, 2003, the Company answered the complaint and generally denied the allegations in the complaint.

In May 2006, the Company entered into a definitive settlement agreement with the plaintiffs in the Synergetic action. Pursuant to the settlement agreement, in June 2006, the Company issued 84,053 common shares with a fair value of $175,000 as partial consideration for its settlement of the Synergetic claims, and the Company’s insurance carriers paid $750,000 to the plaintiffs. In connection with the settlement, the plaintiffs filed a request for dismissal with prejudice of all claims against all parties with the Court on July 7, 2006, and this litigation is now concluded.

Derivative Lawsuit Settlement

On June 9, 2005, the Superior Court of the State of California, County of Orange, approved the settlement of a stockholder derivative action (entitled Drake v. Bruscha, et al.) pending against the Company and certain of its current and former directors and former officers. The settlement involves the adoption of certain corporate governance measures and payment of attorneys’ fees and expenses to the derivative plaintiff’s counsel in the amount of $1.2 million. The action was dismissed with prejudice as to all parties, including Mr. Steven Cotton, who was not a party to the settlement agreement and who had objected to the settlement. As part of the settlement, the Company’s insurance carrier agreed to pay the $1.2 million after the settlement becomes final, and the payment of the settlement by the insurance carrier will have no impact on the Company’s financial condition or results of operations. The settlement is recorded as a $1.2 million settlement recovery and accrued settlement in the consolidated balance sheets as of June 30, 2006 and 2005. On August 12, 2005, Mr. Cotton appealed the Superior Court’s approval of the settlement, specifically challenging the amount of the $1.2 million fee award. This settlement does not impact the securities Class Action or Synergetic cases. On June 29, 2006, the Court of Appeals rejected Mr. Cotton’s appeal and affirmed the trial court’s approval of the settlement in full. After the Court of Appeals’ ruling became final, the $1.2 million fee award was paid by the Company’s insurance carriers on August 10, 2006. In light of final affirmance of the trial court’s settlement orders, this litigation has now concluded.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

Patent Infringement Settlement

On May 2, 2006, the Company entered into a six-year patent cross-license and litigation dismissal agreement with Digi International, Inc. (“Digi”). In connection with the agreement, the Company agreed to pay Digi $600,000 of which $200,000 was paid on May 2, 2006 with the remaining balance to be paid on or before July 10, 2006. In connection with the agreement, the Company capitalized $434,000, which represents the estimated value of the six-year patent cross-license, as a purchased intangible asset in its unaudited condensed consolidated balance sheet at June 30, 2006. The remaining balance of the payment, which represents the estimated value of the dismissal of the ongoing litigation between the Company and Digi, was recorded as a settlement charge in the consolidated statements of operations.

Government Investigation

During June 2006, the Company reached an agreement in principle with the regional staff of the Securities and Exchange Commission (“SEC”) regarding the terms of a settlement that the regional staff has agreed to recommend to the SEC. The proposed agreement, under which the Company will not admit or deny any wrongdoing, will, if approved by the Commission, fully resolve all claims against the Company relating to the formal investigation that the SEC commenced in July 2002 relating to the Company’s restatement of its financial results announced in May and June 2002. The proposed settlement includes the following principal terms:

•	The Company will agree to a cease and desist order from future violations of securities laws;

•	The Company will not be required to pay any monetary penalties; and

•	The Company will agree to cooperate with the Commission on any further proceedings in connection with its investigation.

The SEC has informed the Company that it will proceed with a civil action against Lantronix if a settlement is not reached.

Employment Suit Brought by Former Chief Financial Officer and Chief Operating Officer Steve Cotton

On July 6, 2006, the Company completed a settlement agreement with Mr. Steven Cotton, the Company's former CFO and COO. Mr. Cotton had filed a complaint against the Company in September 2002 in the Superior Court of the State of California, alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful termination, misrepresentation, defamation and declaratory relief. The Company had filed a motion to dismiss the suit on the grounds that Mr. Cotton's complaints were subject to the binding arbitration provisions in Mr. Cotton's employment agreement. The Court ruled that five of the six counts in the complaint were subject to binding arbitration and set the sixth cause of action for declaratory relief for trial. The Company filed a cross-complaint in the arbitration proceeding alleging breach of contract on various promissory notes given by Mr. Cotton to the Company in connection with Mr. Cotton's exercise of stock options during his employment with the Company.

Under the terms of the settlement, the Company: (i) transferred to Mr. Cotton 150,000 shares of the Company's Common Stock previously issued to Mr. Cotton pursuant to his exercise of stock options and held by the Company as collateral for notes given by Mr. Cotton in connection with his exercise of such stock options; (ii) relinquished any claims it might have had to shares of the Company's Common Stock in possession of Mr. Cotton; (iii) cancelled all remaining debt on the notes given by Mr. Cotton to the Company in connection with his exercise of such stock options; and (iv) will dismiss with prejudice the cross-complaint it filed in the arbitration proceeding. Under the terms of the settlement, Mr. Cotton: (i) assigned to the Company 198,040 of the shares issued to Mr. Cotton pursuant to his exercise of the stock options referred to above; and (ii) will dismiss with prejudice the lawsuit and arbitration proceedings referred to above. In connection with the settlement, the Company recorded a $422,000 litigation settlement recovery in the consolidated statements of operations for the fiscal year ended June 30, 2006 representing the fair value of the 198,040 shares collateralizing the cancelled notes for which the Company took a charge to operations of $1.2 million in fiscal 2002.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

11.          Litigation

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. Except as discussed in Note 10, the Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial position, operating results or cash flows.

12.           Income Taxes

The income tax provision (benefit) consists of the following components:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
Current:
Federal	$-	$-	$91
State	-	(6)	7
Foreign	(31)	235	177
	(31)	229	275
Deferred:
Federal	-	-	(476)
State	-	-	(124)
	-	-	(600)
(Benefit) provision for income taxes	$(31)	$229	$(325)

The following table presents U.S. and foreign income (loss) from continuing operations before taxes:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
United States	$(3,191)	$(7,047)	$(11,716)
Foreign	115	216	784
	$(3,076)	$(6,831)	$(10,932)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

	Years Ended June 30,
	2006	2005
	(In thousands)
Deferred tax assets:
Tax losses and credits	$34,965	$35,436
Reserves not currently deductible	2,996	4,022
Inventory capitalization	2,086	2,777
Marketing rights	1,102	1,262
Writeoff of long-term investment	990	-
Deferred compensation	314	60
Gross deferred tax assets	42,453	43,557
Valuation allowance	(42,234)	(43,434)
Deferred tax assets, net	219	123
Deferred tax liabilities:
Depreciation	(144)	(81)
Other	(75)	-
Identified intangibles	-	(40)
State taxes	-	(2)
Deferred tax liabilities	(219)	(123)
Net deferred tax assets (liabilities)	$-	$-

The following table presents a reconciliation of the income tax provision (benefit) for loss from continuing operations before discontinued operations and cumulative effect of accounting changes to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(1,046)	$(2,322)	$(3,717)
Increase (decrease) resulting from:
Change in effective state tax rate	1,999	-	-
Change in valuation allowance	(1,200)	2,897	4,338
Research and development credit	(277)	(444)	(570)
Investment in foreign subsidiaries	276
Deferred compensation	75	-	84
Permanent differences	28	24	193
Foreign tax rate variances	23	162	(90)
State taxes, net of federal tax benefit	-	(4)	(77)
Reduction in tax contingency reserve based on IRS exam and other	-	-	(486)
Other	91	(84)	-
(Benefit) provision for income taxes	$(31)	$229	$(325)

As of June 30, 2006, the Company has net operating loss carryovers of $74.3 million and $31.7 million for federal and California income tax purposes, respectively. The federal and California net operating loss carryovers begin to expire in fiscal years 2021 and 2013, respectively.

        The Company has a capital loss carryforward of $3.3 million related to the sale of its investment in Xanboo. This capital loss can only be offset with future capital gains. It begins to expire in 2011.

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

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

The Company has research and development tax credit carryforwards of $3.8 million and $2.5 million for federal and California purposes, respectively. Federal tax credits begin to expire in 2021. California tax credits have no expiration.

The Company has recorded a valuation allowance against its net deferred tax assets. If or when realized, the tax benefits relating to, and the reversal of, approximately $4.3 million of the valuation allowance will be accounted for as an increase in additional paid-in capital as a result of tax deductible compensation arising from stock option exercises. The valuation allowance was established due to uncertainties surrounding the realization of the deferred tax assets.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

Deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries because such undistributed earnings are expected to be reinvested indefinitely.

In 2003, the Internal Revenue Service completed its audit of the Company’s federal income tax returns for the fiscal years ended June 30, 1999, 2000 and 2001. The Company had accrued for this liability in prior fiscal periods. Based on the final resolution and related state impact of the IRS examination, the Company recorded a reduction in its tax contingency reserve of approximately $500,000 during the fiscal year ended June 30, 2004.

The Company had discussions with the Swiss Federal Tax Authorities (“SFTA”) regarding the inability of the Company’s Swiss subsidiary, Lantronix International AG, to meet certain guidelines as set within a tax ruling that was obtained in May 2001. The ruling provided for reduced Swiss tax rates. The subsidiary was unable to meet the guidelines set forth in the ruling due to slower than planned growth and has since converted to a holding company. The SFTA has ruled on this matter, resulting in tax and interest to the SFTA of approximately $55,000. This was paid in the fiscal quarter ended June 30, 2005.

13.           Commitments and Contingencies

Leases

The Company leases office equipment and its office and warehouse facilities under non-cancelable capital and operating leases. In 2005, the Company renewed its office and warehouse facility lease in Irvine, California, commencing in August 2005 and expiring in July 2010.

The following schedule represents minimum lease payments for all non-cancelable operating and capitalized leases as of June 30, 2006:

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

	Capital	Operating
Years Ended June 30,	Leases	Leases	Total
		(In thousands)
2007	$147	$655	$802
2008	122	619	741
2009	101	630	731
2010	-	636	636
2011	-	53	53
Thereafter	-	-	-
Total	370	$2,593	$2,963
Amounts representing interest	(30)
Present value of net minimum lease payments	340
Less: capital lease obligations, short-term portion (included in other current liabilities)	129
Capital lease obligations, long-term portion	$211

In addition to the above operating lease obligations, the Company has operating lease obligations from restructured facilities. These costs will be paid over the respective lease terms through 2007. These amounts are included in the Company’s consolidated balance sheets.

The following table presents facilities rent expense:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
Facilities rent expense	$871	$1,080	$1,325

During March 2006, the Company entered into a lease agreement whereby the lessor will advance an amount not to exceed $1.0 million for the implementation of a new enterprise resource planning (“ERP”) information system to manage the Company’s business operations. During the ERP implementation period, the Company will pay interest of 9.0% on the amounts advanced. The lease agreement states that the aggregate amount advanced to the Company by the lessor will be repaid over a three-year period following the completion of the ERP implementation. As of June 30, 2006, the Company had recorded accrued liabilities of $364,000 in connection with the ERP implementation.

14.           Significant Geographic, Product Line, Customer and Supplier Information

Geographic

The following table presents the Company’s sales within geographic regions as a percentage of net revenues:

	Years Ended June 30,
	2006	2005	2004
Americas	62.5%	64.3%	69.3%
EMEA	27.1%	27.2%	23.0%
Asia Pacific	10.4%	8.5%	7.7%
	100.0%	100.0%	100.0%

Product Line

The following table presents the Company’s net revenues by product line:

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
Device networking	$35,419	$29,979	$27,481
IT management	11,499	12,341	12,555
Non-core	5,025	6,182	8,849
	$51,943	$48,502	$48,885

Customers

The following table presents sales to the Company’s significant customers and a related party as a percentage of net revenues:

	Years Ended June 30,
	2006	2005	2004
Top five customers (1)	38.0%	42.0%	38.0%
Ingram Micro	13.0%	16.0%	14.0%
Tech Data	10.0%	11.0%	9.0%
Related party	3.0%	2.0%	3.0%

(1) Includes Ingram Micro, Tech Data and related party.

No other customer represented more than 10% of the Company’s annual net revenue during these fiscal years. An international customer, transtec AG, is a related party due to common ownership by the Company’s largest stockholder, Bernhard Bruscha.

Suppliers

The Company does not own or operate a manufacturing facility. Four independent third-party contract manufacturers located in Asia manufacture substantially all of the Company’s products. Any sudden demand for an increased amount of products or sudden reduction or elimination of any existing source or sources of products could result in a material delay in the shipment of the Company’s products. Any problems associated with the manufacturing facilities or the delivery, quality or cost of the Company’s products could have a material adverse effect on the Company’s business, results of operations and financial condition.

15.           Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly financial data of the Company. In the Company’s opinion, this information has been prepared on a basis consistent with that of its audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly financial data. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

	Quarter Ended Fiscal 2006
	Sept 30,	Dec 31,		Mar 31,		June 30,		Total
	(In thousands, except per share data)
Net revenues	$12,240	$12,955		$13,063		$13,685		$51,943
Gross profit	$6,120	$6,598		$6,572		$7,377		$26,667
(Loss) income from continuing operations	$(1,341)	$(3,571)	(1)	$399	(2)	$1,468	(3)	$(3,045)
Net (loss) income	$(1,341)	$(3,571)		$399		$1,468		$(3,045)
Basic and diluted (loss) income per share from continuing operations	$(0.02)	$(0.06)		$0.01		$0.02		$(0.05)	*
Basic and diluted net (loss) income per share	$(0.02)	$(0.06)		$0.01		$0.02		$(0.05)	*

	Quarter Ended Fiscal 2005
	Sept 30,	Dec 31,	Mar 31,	June 30,		Total
	(In thousands, except per share data)
Net revenues	$11,045	$12,908	$12,303	$12,246	(4)	$48,502
Gross profit	$5,557	$6,256	$5,689	$6,674	(5)	$24,176
Loss from continuing operations	$(3,611)	$(1,538)	$(1,362)	$(549)	(6)	$(7,060)
Net loss	$(3,555)	$(1,538)	$(1,362)	$(549)		$(7,004)
Basic and diluted loss per share from continuing operations	$(0.06)	$(0.03)	$(0.02)	$(0.01)		$(0.12)
Basic and diluted net loss per share	$(0.06)	$(0.03)	$(0.02)	$(0.01)		$(0.12)

*   Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

(1)         Includes litigation settlement charge of $2.6 million.
(2)         Includes litigation settlement recovery of $1.4 million.
(3)         Includes other income from the sale of the Company’s interest in Xanboo of $1.3 million and net litigation settlement recoveries of $255,000 from the settlement of two legal matters.
(4)         Includes reduction to the reserve for rebates of $80,000.
(5)         Includes reduction to warranty reserve of $317,000.
(6)         Includes reduction to accrued liabilities of $141,000.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc.	8 - K	001-16027	99.1	07/29/2005
3.2	Amended and restated Bylaws as amended on July 28, 2005	8 - K	001-16027	99.2	07/29/2005
4.1	Form of Registrant’s common stock certificate	S - 1, Amend. No. 1	333-37508		06/13/2000
10.1	Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers	S - 1, Amend. No. 1	333-37508		06/13/2000
10.2	1993 Stock Option Plan and forms of agreements thereunder	S - 1, Amend. No. 1	333-37508		06/13/2000
10.3	1994 Nonstatutory Stock Option Plan and forms of agreements thereunder	S - 1, Amend. No. 1	333-37508		06/13/2000
10.4	2000 Stock Plan and forms of agreement	S - 8,	333-103395	4.1	02/24/2003
10.4.1	Form of Stock Option Agreement					X
10.5	Amendment to the 2000 Stock Plan	S-8	333-103395	4.2	02/24/2003
10.6	2000 Employee Stock Purchase Plan, amended and restated dated as of November 18, 2004	S - 8,	333-121000	4.1	12/06/2004
10.7	Employment Agreement between registrant and Fred Thiel	S - 1	333-37508		05/19/2000
10.8	Employment Agreement between registrant and Steve Cotton	S - 1	333-37508		05/19/2000
10.9	Employment Agreement between registrant and Johannes Rietschel	S - 1	333-37508		05/19/2000
10.10	Lease Agreement between registrant and The Irvine Company	S - 1, Amend. No. 1	333-37508		06/13/2000
10.11	First Amendment to Lease Agreement between registrant and Irvine Technology Partners III dated as of August 10, 1995	S-1 Amend. No. 1	333-37508		06/13/2000
10.12	Second Amendment to Lease Agreement between registrant and Irvine Technology Partners III dated as of July 6, 2000	10 - K	001-16027	10.03	09/28/2000
10.13	Third Amendment to Lease Agreement between Registrant and Irvine Technology Partners dated as of March 16, 2005	8 - K	001-16027	10.04	03/22/2005
10.14	Research and Development Agreement between registrant and Gordian	S - 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406
10.15	Distributor Contract between registrant and Tech Data Corporation	S - 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406
10.16	Distributor Contract between registrant and Ingram Micro Inc.	S - 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406
10.17	Offer to Exchange Outstanding Options, dated December 19, 2002	Schedule TO	001-16027	99(a)(1)	12/19/2002
10.18	Loan and Security Agreement between registrant and Silicon Valley Bank dated February 14, 2002	10-Q	001-16027	10.16	02/14/2002
10.19	Amendment to Loan Documents between Lantronix, Inc. and Silicon Valley Bank dated February 15, 2005	8 - K	001-16027	10.17	02/15/2005

II-1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20	Letter from Ernst & Young LLP, dated January 21, 2005	8 - K	001-16027	16.1	01/21/2005
10.21	Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank dated May 31, 2006.	8-K	001-16027		06/02/06
21.1	Subsidiaries of registrant	10 - K				X
23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP					X
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP					X
24.1	Power of Attorney (see page II-2)
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002					X
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of Sarbanes Oxley Act of 2002					X

99.1	Consolidated Valuation and Qualifying Accounts					X

II-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lantronix has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 11th day of September, 2006.

LANTRONIX, INC.

By:	/s/ JAMES W. KERRIGAN
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. K. DESAI	Chairman of the Board	09/11/06
H. K. DESAI

/s/ MARC H. NUSSBAUM	Chief Executive Officer,	09/11/06
MARC H. NUSSBAUM	President (Principal Executive Officer)

/s/ JAMES W. KERRIGAN	Chief Financial Officer and Secretary	09/11/06
JAMES W. KERRIGAN	(Principal Financial and Accounting Officer)

/s/ THOMAS W. BURTON	Director	09/11/06
THOMAS W. BURTON

/s/ HOWARD T. SLAYEN	Director	09/11/06
HOWARD T. SLAYEN

/s/ KATHRYN B. LEWIS	Director	09/11/06
KATHRYN B. LEWIS

II-3