Form 10-Q
period 2006-09-30
LANTRONIX INC
filed 2006-11-14
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, 59,596,957 shares of the Registrant’s common stock were outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2006	2006
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,687	$7,729
Marketable securities	94	88
Accounts receivable, net	2,734	3,087
Inventories, net	9,234	8,113
Contract manufacturers' receivable	681	1,049
Settlements recovery	14,096	15,325
Prepaid expenses and other current assets	553	577
Total current assets	35,079	35,968

Property and equipment, net	1,651	1,589
Goodwill	9,488	9,488
Purchased intangible assets, net	590	610
Officer loans	124	122
Other assets	38	38
Total assets	$46,970	$47,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,821	$7,865
Accrued payroll and related expenses	1,386	1,596
Warranty reserve	495	693
Accrued settlements	15,153	16,767
Other current liabilities	3,055	3,675
Total current liabilities	29,910	30,596
Long-term liabilities	269	230
Long-term capital lease obligations	174	211

Commitments and contingencies

Stockholders' equity:
Common stock	6	6
Additional paid-in capital	183,355	182,857
Accumulated deficit	(167,101)	(166,450)
Accumulated other comprehensive income	357	365
Total stockholders' equity	16,617	16,778
Total liabilities and stockholders' equity	$46,970	$47,815

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2006	2005
	(In thousands, except per share data)

Net revenues (1)	$12,514	$12,240
Cost of revenues (2)	5,907	6,120
Gross profit	6,607	6,120
Operating expenses:
Selling, general and administrative	5,498	6,072
Research and development	1,718	1,403
Litigation settlement costs	15	-
Amortization of purchased intangible assets	18	2
Restructuring recovery	-	(29)
Total operating expenses	7,249	7,448
Loss from operations	(642)	(1,328)
Interest income, net	6	3
Other expense, net	(3)	(10)
Loss before income taxes	(639)	(1,335)
Provision for income taxes	12	6
Net loss	$(651)	$(1,341)

Net loss per share (basic and diluted)	$(0.01)	$(0.02)

Weighted-average shares (basic and diluted)	59,262	58,499

(1) Includes net revenues from related party	$279	$295

(2) Includes amortization of purchased intangible assets	$2	$297
See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(651)	$(1,341)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	314	239
Depreciation	100	116
Amortization of purchased intangible assets	20	297
Provision for doubtful accounts	18	6
Litigation settlement costs	15	-
Provision for inventories	1	(213)
Restructuring recovery	-	(29)
Gain on disposal of fixed assets	-	4
Foreign currency transaction gain	-	14
Changes in operating assets and liabilities:
Accounts receivable	334	(155)
Inventories	(1,122)	852
Contract manufacturers' receivable	368	21
Prepaid expenses and other current assets	25	(480)
Other assets	(3)	4
Accounts payable	1,957	650
Accrued payroll and related expenses	(213)	(285)
Accrued settlements	(400)	-
Warranty reserve	(198)	(54)
Other liabilities	(741)	464
Net cash (used in) provided by operating activities	(176)	110
Cash flows from investing activities:
Purchases of property and equipment, net	(4)	(38)
Net cash used in investing activities	(4)	(38)
Cash flows from financing activities:
Net proceeds from issuances of common stock	184	150
Payment of capital lease obligations	(33)	(39)
Net cash provided by financing activities	151	111
Effect of foreign exchange rate changes on cash	(13)	(20)
(Decrease) increase in cash and cash equivalents	(42)	163
Cash and cash equivalents at beginning of period	7,729	6,690
Cash and cash equivalents at end of period	$7,687	$6,853
See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

1.   Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the “Company”) at September 30, 2006, and the consolidated results of its operations and cash flows for the three months ended September 30, 2006 and 2005. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

These financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles. Therefore, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 12, 2006.

2.  Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net loss per share:
	Three Months Ended
	September 30,
	2006	2005
	(In thousands, except per share data)
Numerator:
Net loss	$(651)	$(1,341)
Denominator:
Weighted-average shares outstanding	59,262	58,831
Less: Unvested common shares outstanding	-	(332)
Weighted-average shares (basic and diluted)	59,262	58,499

Net loss per share (basic and diluted)	$(0.01)	$(0.02)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended
	September 30,
	2006	2005
Common stock equivalents	2,587,780	1,173,926

3.   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,	June 30,
	2006	2006
	(In thousands)
Raw materials	$4,336	$3,863
Finished goods	6,628	6,518
Inventory at distributors	1,476	1,690
Large scale integration chips *	1,256	731
	13,696	12,802
Reserve for excess and obsolete inventories	(4,462)	(4,689)
	$9,234	$8,113

* This item is both sold individually and embedded into the Company's products.

4.   Warranty

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

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2006	2006
	(In thousands)
Beginning balance	$693	$1,248
Recovered to cost of revenues	(94)	(35)
Usage	(104)	(520)
Ending balance	$495	$693

5.       Bank Line of Credit and Debt

In May 2006, the Company entered into a two-year secured revolving Loan and Security Agreement (“Line of Credit”) with a bank, which provides for borrowings up to $5.0 million. The borrowing capacity is limited to eligible accounts receivable as defined under the Line of Credit. Borrowings under the Line of Credit bear interest at the prime rate plus 1.75% per annum. The Company is required to pay an unused line fee of 0.50% on the unused portion of the Line of Credit. In addition, the Company paid a fully earned, non-refundable commitment fee of $54,000 and is required to pay an additional $54,000 on the first anniversary of the Effective Date.

The Company's obligations under the Line of Credit are secured by substantially all of the Company’s assets, including its intellectual property.

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

As of September 30, 2006, the Company had no borrowings against the Line of Credit.

6.  Share-Based Compensation

The following table presents a summary of option activity under the Company’s stock option plans:

Number of
Shares
Balance at June 30, 2006	5,467,753
Options granted	411,000
Options forfeited	(196,958)
Options expired	(498)
Options exercised	(2,200)
Balance at September 30, 2006	5,679,097

The following table presents stock option grant date information:

	Three Months Ended
	September 30,
	2006	2005
Weighted-average grant date fair value	$1.24	$1.09
Weighted-average grant date exercise price	$1.60	$1.37

The following table presents a summary of share-based compensation by functional line item:

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Cost of revenues	$12	$20
Selling, general and administrative	209	167
Research and development	93	52
	$314	$239

7.        Income Taxes

The Company utilizes the liability method of accounting for income taxes. The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended
	September 30,
	2006	2005
Effective tax rate	2%	0%

The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

8.  Comprehensive Loss

The components of comprehensive loss are as follows:
	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Net loss	$(651)	$(1,341)
Other comprehensive income (loss):
Change in net unrealized gain on investment, net of taxes of $0	6	7
Change in translation adjustments, net of taxes of $0	(14)	(5)
Total comprehensive loss	$(659)	$(1,339)

9.    Litigation Settlements

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

The Company has reached an agreement with plaintiffs to settle the Class Action lawsuit. The Company has also reached agreements with its relevant insurance carriers with respect to the funding of the cash portions of the settlement with plaintiffs. Under the terms of the agreement with the Class Action plaintiffs, the Company will not be required to contribute any cash to the Class Action settlement, as all cash contributed would be from the Company’s insurance carriers. However, as part of the agreement with the plaintiffs in the Class Action lawsuit, the Company has agreed to issue certain Lantronix securities to the plaintiffs. As a result of the anticipated issuance of such securities, and in connection with the issuance of securities for the settlement of the Synergetic action described below, the Company recorded a charge of $1.2 million in the consolidated statement of operations for the fiscal year ended June 30, 2006. As of September 30, 2006, the Company has recorded an accrued settlement of $15.2 million of which the Company’s insurance carriers have agreed to fund $14.1 million. After a hearing on August 29, 2006, the Court gave its preliminary approval to the settlement on September 8, 2006. The settlement is subject to final approval of the Court, and a hearing for final Court approval of the settlement is scheduled for November 22, 2006.

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

Government Investigation

During June 2006, the Company reached an agreement in principle with the regional staff of the SEC regarding the terms of a settlement that the regional staff has agreed to recommend to the SEC. On September 27, 2006, the Commission formally approved of the proposed settlement. The settlement, under which the Company has not admitted or denied any wrongdoing, fully resolves all claims against the Company relating to the formal investigation that the SEC commenced in July 2002 relating to the Company’s restatement of its financial results announced in May and June 2002. The settlement includes the following principal terms:

•	The Company will agree to a cease and desist order from future violations of securities laws;
•	The Company will not be required to pay any monetary penalties; and
•	The Company will agree to cooperate with the Commission on any further proceedings in connection with its investigation.
Accrued Settlements and Settlements Recovery

The following table presents details of the Company’s accrued settlements and settlements recovery:

	September 30,	June 30,
	2006	2006
	(In thousands)
Accrued settlements:
Class Action and Synergetic	$15,153	$15,167
Derivative	-	1,200
Patent infringement	-	400
	15,153	16,767
Settlements recovery:
Class Action and Synergetic	14,096	14,125
Derivative	-	1,200
	14,096	15,325
Direct settlement obligations of the Company	$1,057	$1,442

10.       Litigation

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. Except as discussed in Note 9, the Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial position, operating results or cash flows.

11.        Subsequent Event

On October 19, 2006, the Company sold its remaining ownership interest in Xanboo for cash consideration of $700,000. The Company will record the sale as other income during the fiscal second quarter ending December 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

       You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and subsequent reports on our Current Reports on Form 8-K, which discuss our business in greater detail.

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

During the fiscal quarter ended September 30, 2006, we renamed our product lines to reflect the single focus on device networking and our broadening product portfolio and entry into new adjacent applications. The Company will report its two core product lines as “device enablement” (formerly “device networking”), and “device management” (formerly “IT management”). The non-core category, representing older legacy products, will include terminal servers formerly categorized as a part of “IT management”.

The following describes our core product lines:

•
Device Enablement - We offer an array of embedded and external device enablement solutions that enable integrators and manufacturers of electronic and electro-mechanical products to add network connectivity, manageability and control. Our customers’ products originate from a wide variety of applications within the machine-to-machine (“M2M”) market, from blood analyzers that relay critical patient information directly to a hospital’s information system, to simple devices such as time clocks, allowing the user to obtain information from these products and to improve how they are managed and controlled.

•
Device Management -We offer off-the-shelf appliances such as console servers, remote KVM servers, and power control products that enable IT professionals to remotely connect, monitor and control network infrastructure equipment and large groups of servers using highly secure out-of-band management technology. We also offer products such as multi-port devices servers that enable devices outside the data center to cost effectively share the network connection and convert various protocols to industry standard interfaces such as Ethernet and the Internet. In addition, we offer off-the-shelf appliances that enable IT professionals to reliably, remotely and simply monitor, configure and manage multiple devices from a single point of control.

The following describes our non-core product line:

•
Non-core Products - Over the years, we have innovated or acquired various product lines that are no longer part of our primary, core markets described above. In general, these non-core businesses represent decreasing markets and we minimize research and development in these product lines. Included in this category are terminal servers, visualization solutions, legacy print servers, software and other miscellaneous products.

Financial Highlights and Other Information for the Fiscal Quarter Ended September 30, 2006

The following is a summary of the key factors and significant events that impacted our financial performance during the fiscal quarter ended September 30, 2006:

•
Net revenues of $12.5 million for the fiscal quarter ended September 30, 2006 increased by $274,000 or 2.2% as compared to $12.2 million reported during the fiscal quarter ended September 30, 2005. The increase in net revenues is due to an increase of $597,000 in our core product lines as a result of a $746,000 increase in our device enablement product line, which was offset by a $149,000 decrease in our device management product line. Our non-core product line decreased by $323,000.

•
Gross profit as a percentage of net revenues was 52.8% for the fiscal quarter ended September 30, 2006, increasing 2.8 percentage points from the 50.0% reported in the fiscal quarter ended September 30, 2005. As a percentage of net revenues, the increase in gross profit is in part due to a decrease in the amortization of purchased intangible assets as a result of a majority of our purchased intangible assets becoming fully amortized and a reduction in manufacturing overhead costs.

•	Loss from operations as a percentage of net revenues was 5.1% for the fiscal quarter ended September 30, 2006 compared to a 10.8% loss from operations in the fiscal quarter ended September 30, 2005.

•
Net loss of $651,000 or $0.01 per basic and diluted share, in the fiscal quarter ended September 30, 2006, decreased from a net loss of $1.3 million, or $0.02 per basic and diluted share, in the fiscal quarter ended September 30, 2005.

•	Cash, cash equivalents and marketable securities remained consistent at $7.8 million as of September 30, 2006 and June 30, 2006, respectively.

•
Accounts receivable, net were $2.7 million as of September 30, 2006 as compared to $3.1 million at June 30, 2006. Annualized days sales outstanding (“DSO”) in receivables as of September 30, 2006 increased to 21 days from 16 days as of June 30, 2006. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

•
Inventories, net were $9.2 million as of September 30, 2006 as compared to $8.1 million as of June 30, 2006. Our annualized inventory turns decreased with 2.7 annualized turns during the fiscal quarter ended September 30, 2006 compared to 3.4 annualized turns during the fiscal quarter ended June 30, 2006.

Critical Accounting Policies and Estimates

      The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, goodwill and purchased intangible assets and legal settlement costs. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended September 30, 2006 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was issued to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing the impact, if any, from the adoption of SAB 108.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact, if any, from the adoption of SFAS 157.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. The Company is currently evaluating the impact that the adoption of FIN 48 will have on the results of operations, financial position and liquidity.

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

Consolidated Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

	Three Months Ended
	September 30,
	2006	2005

Net revenues	100.0%	100.0%
Cost of revenues	47.2%	50.0%
Gross profit	52.8%	50.0%
Operating expenses:
Selling, general and administrative	43.9%	49.6%
Research and development	13.7%	11.5%
Litigation settlement costs	0.1%	0.0%
Amortization of purchased intangible assets	0.1%	0.0%
Restructuring recovery	0.0%	(0.2%)
Total operating expenses	57.9%	60.8%
Loss from operations	(5.1%)	(10.8%)
Interest income, net	0.0%	0.0%
Other expense, net	(0.0%)	(0.1%)
Loss before income taxes	(5.1%)	(10.9%)
Provision for income taxes	0.1%	0.0%
Net loss	(5.2%)	(11.0%)

Comparison of the Three Months Ended September 30, 2006 and 2005

Net Revenues by Product Line

The following table presents net revenues by product line:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Device enablement	$9,003	71.9%	$8,257	67.5%	$746	9.0%
Device management	1,714	13.7%	1,863	15.2%	(149)	(8.0%)
Core	10,717	85.6%	10,120	82.7%	597	5.9%
Non-core	1,797	14.4%	2,120	17.3%	(323)	(15.2%)
	$12,514	100.0%	$12,240	100.0%	$274	2.2%

The increase in net revenues for the three months ended September 30, 2006 as compared to the same period one year ago was a result of an increase in net revenues from our device enablement products, offset by a decrease in our non-core products, and to a lesser extent, our device management products. The increase in our device enablement product line is primarily due to an increase in volume in our embedded device enablement products, which includes our XPort and WiPort product families, offset by a decline in our external device enablement products. We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in our core product lines.

Net Revenues by Region

The following table presents net revenues by geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Americas	$7,656	61.2%	$8,179	66.8%	$(523)	(6.4%)
EMEA	2,991	23.9%	2,959	24.2%	32	1.1%
Asia Pacific	1,867	14.9%	1,102	9.0%	765	69.4%
	$12,514	100.0%	$12,240	100.0%	$274	2.2%

The increase for the three months ended September 30, 2006 as compared to the same period one year ago is primarily a result of an increase in net revenues in the Asia Pacific region offset by a decrease in the Americas. In order of significance, the increase in net revenues in the Asia Pacific region is primarily attributable to an increase in sales of our embedded device enablement products. The decrease in net revenues in the Americas region is primarily due to a decrease in sales of our device management products.

Gross Profit

The following table presents gross profit:
	Three Months Ended September 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Gross profit	$6,607	52.8%	$6,120	50.0%	$487	8.0%

Gross profit represents net revenues less cost of revenues. Cost of revenues consists of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, amortization of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

In order of significance, the increase in gross profit as a percentage of net revenues for the three months ended September 30, 2006 as compared to the same period one year ago is in part due to the following factors: (i) a decrease in the amortization of purchased intangible assets as a result of a majority of our purchased intangible assets becoming fully amortized; and (ii) a reduction in manufacturing overhead costs.

Selling, General and Administrative

The following table presents selling, general and administrative expenses:
	Three Months Ended September 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Selling, general and administrative	$5,498	43.9%	$6,072	49.6%	$(574)	(9.5%)

Selling, general and administrative expenses consist of personnel-related expenses including salaries, commissions and share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

In order of significance, the decrease in selling, general and administrative expense for the three months ended September 30, 2006 as compared to the same period one year ago is in part due to the following factors: (i) a decrease in legal and professional fees primarily as a result of the settlement of our outstanding litigation and (ii) a decrease in direct advertising and marketing expenses; offset by an increase in personnel-related and facilities expenses as a result of an increase in headcount.

Research and Development

The following table presents research and development expenses:
	Three Months Ended September 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Research and development	$1,718	13.7%	$1,403	11.5%	$315	22.5%

Research and development expenses consist of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The increase in research and development expenses for the three months ended September 30, 2006 as compared to the same period one year ago is in part due to an increase in personnel-related expenses as a result of an increase in headcount.

Provision for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended
	September 30,
	2006	2005
Effective tax rate	2%	0%

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our net deferred tax assets for the three months ended September 30, 2006 and 2005.

Liquidity and Capital Resources

Since inception through fiscal 2007, we have financed our operations through the issuance of common stock. We refer to the sum of cash and cash equivalents and marketable securities as “cash” for the purposes of discussing our cash balance and liquidity.

The following table presents details of our working capital and cash:
	September 30,	June 30,	Increase
	2006	2006	(Decrease)
		(In thousands)
Working capital	$5,169	$5,372	$(203)
Cash and cash equivalents	$7,687	$7,729	$(42)
Marketable securities	94	88	6
	$7,781	$7,817	$(36)

In order of significance, our working capital decreased in part due to (i) a net loss (ii) an increase in accounts payable as a result of the timing of cash payments to vendors; offset by (iii) a buildup of inventories in anticipation of increased sales during our second fiscal quarter. Our cash balances remained consistent with the prior quarter as a result of our cash management activities which include the timing of cash payments to our vendors and the timing of cash receipts from our customers.

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

In May 2006, we entered into a two-year secured revolving Loan and Security Agreement ("Line of Credit”) with a bank, which provides for borrowings up to $5.0 million. The borrowing capacity is limited to eligible accounts receivable as defined under the Line of Credit. Borrowings under the Line of Credit bear interest at the prime rate plus 1.75% per annum. We are required to pay an unused line fee of 0.50% on the unused portion of the Line of Credit. As of September 30, 2006, we had no borrowings against the Line of Credit.

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, foreign value added tax account deposits and security deposits:

	September 30,	June 30,
	2006	2006
	(In thousands)
Available borrowing capacity	$1,874	$2,221
Outstanding letters of credit	$1,594	$1,594

During March 2006, we entered into a lease agreement whereby the lessor will advance an amount not to exceed $1.0 million for the implementation of a new ERP information system to manage our business operations. During the ERP implementation period, we will pay interest of 9.0% on the amounts advanced. The lease agreement states that the aggregate amount advanced to us by the lessor will be repaid over a three-year period following the completion of the ERP implementation. As of September 30, 2006, we had incurred costs of $463,000 in connection with the ERP implementation which will be advanced by the lessor.

As of September 30, 2006, approximately $2.2 million of our cash is held in foreign subsidiary bank accounts. Such cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations is subject to approval by the foreign location board of directors.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Net cash provided by (used in):
Net loss	$(651)	$(1,341)
Non-cash operating expenses, net	468	434
Changes in operating assets and liabilities	7	1,017
Net cash (used in) provided by operating activities	(176)	110
Net cash used in investing activities	(4)	(38)
Net cash provided by financing activities	151	111
Effect of foreign exchange rate changes on cash	(13)	(20)
(Decrease) increase in cash and cash equivalents	$(42)	$163

Operating activities used cash during the three months ended September 30, 2006. This was the result of at net loss, offset by non-cash operating expenses and cash provided by operating assets and liabilities. The non-cash items that had a significant impact on the net loss included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash used in operating activities included (i) an increase in accounts payable as a result of the timing of cash payments to vendors and (ii) a decrease in receivable balances as a result of our cash collection efforts; offset by (iii) an increase in inventories, (iv) a decrease in other liabilities as a result of a decrease in customer deposits, (v) a decrease in accrued settlements as a result of the payment of the Digi settlement and (vi) a reduction in the warranty reserve to reflect lower expected warranty return rates.

Operating activities provided cash during the three months ended September 30, 2005. This was the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash provided by operating activities included (i) a decrease in inventories, (ii) an increase in accounts payable as a result of the timing of cash payments to vendors; offset by an increase in prepaid expenses and other current assets. In order of significance, the non-cash items that had a significant impact on net loss included amortization of purchased intangible assets, share-based compensation and depreciation partially offset by a recovery of inventory reserves.

Investing activities used cash during the three months ended September 30, 2006. This was due to the purchase of property and equipment.

Investing activities used cash during the three months ended September 30, 2005. This was due to the purchase of property and equipment.

Financing activities provided cash during the three months ended September 30, 2006. This was due to proceeds from the sale of common shares through employee stock option exercises and the Employee Stock Purchase Plan offset by repayments on capital lease obligations.

Financing activities provided cash during the three months ended September 30, 2005. This was due to proceeds from the sale of common shares through employee stock option exercises and the Employee Stock Purchase Plan offset by repayments on capital lease obligations.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The following table presents our cash and cash equivalents and marketable securities:

	September 30,	June 30,
	2006	2006
	(In thousands)
Cash and cash equivalents	$7,687	$7,729
Marketable securities	94	88
	$7,781	$7,817

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

The following table presents our cash balance held in foreign currencies:

	September 30,	June 30,
	2006	2006
	(In thousands)
Cash held in foreign currencies	$2,354	$2,554

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal quarter ended September 30, 2006. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 9 and 10 to our notes to the unaudited condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

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

Substantial litigation regarding intellectual property rights exists in our industry. For example, in May 2006 we settled a patent infringement lawsuit with Digi International, Inc. (“Digi”) in which we signed an agreement with Digi to cross-license each other’s patents. In addition, we paid Digi $600,000 as part of the settlement. The results of litigation are inherently uncertain, and adverse outcomes are possible. Adverse outcomes may have a material adverse effect on our business, financial condition or results of operations. For a more detailed description of pending litigation, see Note 9 and 10 to the notes to our condensed consolidated financial statements of Part I, Item I of this Form 10-Q.

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

We and our contract manufacturers are responsible for procuring raw materials for our products. Our products incorporate components or technologies that are only available from single or limited sources of supply. In particular, some of our integrated circuits are only available from a single source and in some cases are no longer being manufactured. From time to time, integrated circuits used in our products will be phased out of production. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we might be unable to purchase sufficient components to meet our demands, or we might incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have, in the past, been subject to market shortages and substantial price fluctuations. From time to time, we have been unable to meet our orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with many of our vendors to obtain necessary components or technology for our products. If we are unable to purchase components from these suppliers, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenues and risk losing customers and harming our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations. We have recently redesigned many of our products to comply with the new environmental Reduction of Hazardous Substances standard. This standard is new for our supply chain and interruptions in parts supply due to the additional complexities and limited number of second source supply choices could adversely impact our business.

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

The following table presents our research and development expenses:
	Three Months Ended September 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Research and development	$1,718	13.7%	$1,403	11.5%	$315	22.5%

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

The following table presents sales to our significant customers as a percentage of net revenue:

	Three Months Ended
	September 30,
	2006	2005
Top five customers (1)	35.6%	41.7%
Tech Data	9.9%	14.0%
Ingram Micro	9.2%	12.6%

(1) Includes Ingram Micro and Tech Data.

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

We are currently involved in litigation, including a federal securities class action lawsuit. We recently concluded multiple securities lawsuits and litigation with a former executive officer. We may have an obligation to continue to indemnify the former executive officer and defend any violations that he may be charged with. There is a risk that our insurance carriers may not reimburse us for such costs. Any lawsuit may involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources. Except as described in this Form 10-Q, we do not know what the outcome of outstanding legal proceedings will be and cannot determine the extent to which these resolutions might have a material adverse effect on our business, financial condition or results of operations. The results of litigation are inherently uncertain, and adverse outcomes are possible. For a more detailed description of our current and recent litigation, see Note 9 and 10 to the notes to our condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q.

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

The following table presents our sales within geographic regions:
	Three Months Ended September 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Americas	$7,656	61.2%	$8,179	66.8%	$(523)	(6.4%)
EMEA	2,991	23.9%	2,959	24.2%	32	1.1%
Asia Pacific	1,867	14.9%	1,102	9.0%	765	69.4%
	$12,514	100.0%	$12,240	100.0%	$274	2.2%

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

The following table presents our inventory and reserve for excess and obsolete inventory reserve:

	September 30,	June 30,
	2006	2006
	(In thousands)
Raw materials	$4,336	$3,863
Finished goods	6,628	6,518
Inventory at distributors	1,476	1,690
Large scale integration chips *	1,256	731
	13,696	12,802
Reserve for excess and obsolete inventories	(4,462)	(4,689)
	$9,234	$8,113

* This item is both sold individually and embedded into the Company's products.

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

We may pursue acquisitions, strategic partnerships and joint ventures that we believe would allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with distributors and OEMs. Any future acquisition, partnership, joint venture or investment may require that we pay significant cash, issue stock or incur substantial debt. Acquisitions, partnerships or joint ventures may also result in the loss of key personnel and the dilution of existing stockholders as a result of issuing equity securities. In addition, acquisitions, partnerships or joint ventures require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results.

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

       During fiscal 2006, we began the implementation of a new enterprise resource planning (“ERP”) information system to manage our business operations. While we did not use the new ERP information system to manage our business during the fiscal quarter ending September 30, 2006, the possibility exists that our migration to the new ERP information system could adversely affect our disclosure controls and procedures or our operations in future periods. The process of implementing new information systems could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices, and all other business transactions related to the finance, order entry, purchasing, supply chain and human resource processes within the new ERP systems. Any such disruption could adversely affect our financial position, results of operations, cash flows and the market price of our common stock.

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

Date: November 14, 2006	LANTRONIX, INC.
(Registrant)
	By:	/s/ Marc H. Nussbaum
Marc H. Nussbaum
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James W. Kerrigan
James W. Kerrigan
Chief Financial Officer and Secretary
(Principal Financial Officer)