Form 10-Q
period 2006-12-31
LANTRONIX INC
filed 2007-02-08
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 6, 2007, 59,605,957 shares of the Registrant’s common stock were outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
December 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2006	2006
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,744	$7,729
Marketable securities	96	88
Accounts receivable, net	3,468	3,087
Inventories, net	8,528	8,113
Contract manufacturers' receivable	1,033	1,049
Settlements recovery	13,943	15,325
Prepaid expenses and other current assets	606	577
Total current assets	35,418	35,968

Property and equipment, net	1,787	1,589
Goodwill	9,488	9,488
Purchased intangible assets, net	568	610
Officer loans	126	122
Other assets	40	38
Total assets	$47,427	$47,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,136	$7,865
Accrued payroll and related expenses	1,905	1,596
Warranty reserve	474	693
Accrued settlements	15,075	16,767
Other current liabilities	3,130	3,675
Total current liabilities	29,720	30,596
Long-term liabilities	270	230
Long-term capital lease obligations	146	211

Commitments and contingencies

Stockholders' equity:
Common stock	6	6
Additional paid-in capital	183,887	182,857
Accumulated deficit	(167,014)	(166,450)
Accumulated other comprehensive income	412	365
Total stockholders' equity	17,291	16,778
Total liabilities and stockholders' equity	$47,427	$47,815

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands, except per share data)

Net revenues (1)	$14,829	$12,955	$27,343	$25,195
Cost of revenues (2)	7,429	6,357	13,336	12,477
Gross profit	7,400	6,598	14,007	12,718
Operating expenses:
Selling, general and administrative	6,057	6,218	11,555	12,290
Research and development	1,882	1,310	3,600	2,713
Litigation settlement costs	75	2,600	90	2,600
Amortization of purchased intangible assets	18	-	36	2
Restructuring recovery	-	-	-	(29)
Total operating expenses	8,032	10,128	15,281	17,576
Loss from operations	(632)	(3,530)	(1,274)	(4,858)
Interest income, net	1	18	7	21
Other income (expense), net	730	(49)	727	(59)
Income (loss) before income taxes	99	(3,561)	(540)	(4,896)
Provision for income taxes	12	10	24	16
Net income (loss)	$87	$(3,571)	$(564)	$(4,912)

Basic - net income (loss) per share	$0.00	$(0.06)	$(0.01)	$(0.08)

Diluted - net income (loss) per share	$0.00	$(0.06)	$(0.01)	$(0.08)

Basic - weighted average shares	59,562	58,670	59,413	58,582

Diluted - weighted average shares	60,196	58,670	59,413	58,582

(1) Includes net revenues from related party	$302	$306	$581	$606

(2) Includes amortization of purchased intangible assets	$4	$223	$6	$520

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(564)	$(4,912)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Share-based compensation	635	474
Depreciation	194	220
Amortization of purchased intangible assets	42	520
Provision (recovery) for doubtful accounts	20	(35)
Litigation settlement costs	90	2,600
Provision for inventories	(70)	(109)
Gain on disposal of fixed assets	-	(2)
Restructuring recovery	-	(29)
Foreign currency transaction loss	-	77
Changes in operating assets and liabilities:
Accounts receivable	(401)	153
Inventories	(345)	313
Contract manufacturers' receivable	16	(188)
Prepaid expenses and other current assets	(25)	(287)
Other assets	(6)	28
Accounts payable	1,272	1,099
Accrued payroll and related expenses	304	163
Accrued settlements	(400)	-
Warranty reserve	(219)	(276)
Other liabilities	(617)	819
Net cash (used in) provided by operating activities	(74)	628
Cash flows from investing activities:
Purchases of property and equipment, net	(271)	(132)
Net cash used in investing activities	(271)	(132)
Cash flows from financing activities:
Net proceeds from issuances of common stock	395	200
Payment of capital lease obligations	(78)	(79)
Net cash provided by financing activities	317	121
Effect of foreign exchange rate changes on cash	43	(113)
Increase in cash and cash equivalents	15	504
Cash and cash equivalents at beginning of period	7,729	6,690
Cash and cash equivalents at end of period	$7,744	$7,194

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1.	Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the “Company”) at December 31, 2006, and the consolidated results of its operations for the three and six months ended December 31, 2006 and 2005, and its cash flows for the six months ended December 31, 2006 and 2005. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

2.	Computation of Net Income (Loss) per Share

Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands, except per share data)
Numerator:
Net income (loss)	$87	$(3,571)	$(564)	$(4,912)
Denominator:
Weighted-average shares outstanding	59,562	59,002	59,413	58,914
Less: Unvested common shares outstanding	-	(332)	-	(332)
Basic - weighted average shares	59,562	58,670	59,413	58,582
Effect of dilutive shares:
Stock options	634	-	-	-
Diluted - weighted average shares	60,196	58,670	59,413	58,582

Basic - net income (loss) per share	$0.00	$(0.06)	$(0.01)	$(0.08)

Diluted - net income (loss) per share	$0.00	$(0.06)	$(0.01)	$(0.08)

The following table presents the common stock equivalents excluded from the diluted net income (loss) per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Common stock equivalents	1,682,991	1,403,127	2,500,146	1,255,727

3.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	June 30,
	2006	2006
	(In thousands)
Raw materials	$3,266	$3,863
Finished goods	6,136	6,518
Inventory at distributors	1,552	1,690
Large scale integration chips *	964	731
	11,918	12,802
Reserve for excess and obsolete inventories	(3,390)	(4,689)
	$8,528	$8,113

* This item is both sold individually and embedded into the Company's products.

4.	Warranty

Upon shipment to its customers, the Company provides for the estimated cost to repair or replace products to be returned under warranty. The Company’s products typically carry a one- to two-year warranty. In addition, certain products that were sold prior to August 2003 carry a five-year warranty. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, the Company sells extended warranty services, which extend the warranty period for an additional one- to three-years depending upon the product.

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2006	2006
	(In thousands)
Beginning balance	$693	$1,248
Recovered to cost of revenues	(49)	(35)
Usage	(170)	(520)
Ending balance	$474	$693

5.	Bank Line of Credit and Debt

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

As of December 31, 2006, the Company had no borrowings against the Line of Credit.

6.	Share-Based Compensation

The following table presents a summary of option activity under the Company’s stock option plans:

Number of
Shares
Balance at June 30, 2006	5,467,753
Options granted	685,000
Options forfeited	(328,490)
Options expired	(28,638)
Options exercised	(227,597)
Balance at December 31, 2006	5,568,028

The following table presents information related to stock option grants:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Weighted-average grant date fair value	$1.18	$1.17	$1.22	$1.16
Weighted-average grant date exercise price	$1.54	$1.49	$1.57	$1.47

The following table presents a summary of share-based compensation by functional line item:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Cost of revenues	$24	$21	$36	$41
Selling, general and administrative	202	161	411	328
Research and development	96	53	188	105
	$322	$235	$635	$474

7.	Other Income (Expense), net

In June 2006, the Company entered into an agreement to sell its ownership interest in Xanboo for aggregate cash consideration of $2.0 million. On June 13, 2006, the Company sold 65% of its interest in Xanboo for cash consideration of $1.3 million. The Company recorded the $1.3 million cash payment received during June 2006 as other income in the consolidated statements of operations for the fiscal year ended June 30, 2006. On October 19, 2006, the Company sold its remaining interest in Xanboo for cash consideration of $700,000. The Company recorded the $700,000 cash payment as other income in the consolidated statements of operations for the fiscal quarter ended December 31, 2006.

8.	Income Taxes

The Company utilizes the liability method of accounting for income taxes. The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Effective tax rate	12%	0%	4%	0%

The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

9.	Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income (loss)	$87	$(3,571)	$(564)	$(4,912)
Other comprehensive income (loss):
Change in net unrealized gain on investment, net of taxes of $0	2	5	8	12
Change in translation adjustments, net of taxes of $0	53	(30)	39	(35)
Total comprehensive loss	$142	$(3,596)	$(517)	$(4,935)

10.	Litigation Settlements

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

The Company reached an agreement with plaintiffs to settle the Class Action lawsuit. The Company also reached agreements with its relevant insurance carriers with respect to the funding of the cash portions of the settlement with plaintiffs, and the cash funding of the settlement has been completed. Under the terms of the agreement with the Class Action plaintiffs, the Company will not be required to contribute any cash to the Class Action settlement, as all cash contributed would be from the Company’s insurance carriers. However, as part of the agreement with the plaintiffs in the Class Action lawsuit, the Company has agreed to issue certain Lantronix securities to the plaintiffs. As a result of the anticipated issuance of such securities, and in connection with the issuance of securities for the settlement of the Synergetic action described below, the Company recorded a charge of $1.2 million in the consolidated statement of operations for the fiscal year ended June 30, 2006. As of December 31, 2006, the Company had an accrued settlement of $15.1 million of which the Company’s insurance carriers agreed to fund $13.9 million. On December 11, 2006, the United States District Court for the Central District of California gave its final approval to the settlement and issued a final order and judgment in the matter. The Company expects to issue the Lantronix securities with a fair value of $1.1 million to the class plaintiffs as final consideration for the settlement by February 9, 2007.

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

Government Investigation

During June 2006, the Company reached an agreement in principle with the regional staff of the SEC regarding the terms of a settlement that the regional staff has agreed to recommend to the SEC. On September 27, 2006, the Commission formally approved of the proposed settlement. The settlement, under which the Company has not admitted or denied any wrongdoing, fully resolves all claims against the Company relating to the formal investigation that the SEC commenced in July 2002 relating to the Company’s restatement of its financial results announced in May and June 2002. The settlement includes the following principal terms:

•	The Company agreed to a cease and desist order from future violations of securities laws;

•	The Company was not required to pay any monetary penalties; and

•	The Company has agreed to cooperate with the Commission on any further proceedings in connection with its investigation.

Accrued Settlements and Settlements Recovery

The following table presents details of the Company’s accrued settlements and settlements recovery:

	December 31,	June 30,
	2006	2006
	(In thousands)
Accrued settlements:
Class Action and Synergetic	$15,075	$15,167
Derivative	-	1,200
Patent infringement	-	400
	15,075	16,767
Settlements recovery:
Class Action and Synergetic	13,943	14,125
Derivative	-	1,200
	13,943	15,325
Direct settlement obligations of the Company	$1,132	$1,442

11.	Litigation

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

During the fiscal quarter ended September 30, 2006, we renamed our product lines to reflect our single focus on device networking and our broadening product portfolio and entry into new adjacent applications. The Company will report its two core product lines as “device enablement” (formerly “device networking”), and “device management” (formerly “IT management”). The non-core category, representing older legacy products, will include terminal servers formerly categorized as a part of “IT management”.

The following describes our core product lines:

•
Device Enablement - We offer an array of embedded and external device enablement solutions that enable integrators and manufacturers of electronic and electro-mechanical products to add network connectivity, manageability and control. Our customers’ products originate from a wide variety of applications within the machine-to-machine (“M2M”) market, from blood analyzers that relay critical patient information directly to a hospital’s information system, to simple devices such as time clocks, allowing the user to obtain information from these devices and to improve how they are managed and controlled. We also offer products such as multi-port servers that enable devices outside the data center to cost effectively share the network connection and convert various protocols to industry-standard interfaces such as Ethernet and the Internet.

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

Financial Highlights and Other Information for the Fiscal Quarter Ended December 31, 2006

The following is a summary of the key factors and significant events that impacted our financial performance during the fiscal quarter ended December 31, 2006:

•
Net revenues of $14.8 million for the fiscal quarter ended December 31, 2006 increased by $1.9 million or 14.5% as compared to $13.0 million reported during the fiscal quarter ended December 31, 2005. The increase in net revenues is due to an increase of $2.4 million in our core product lines as a result of a $1.9 million increase in our device enablement product line and a $588,000 increase in our device management product line. Our non-core product line decreased by $572,000.

•
Gross profit as a percentage of net revenues was 49.9% for the fiscal quarter ended December 31, 2006, decreasing 1.0 percentage point from the 50.9% reported in the fiscal quarter ended December 31, 2005. The decrease in gross margin percent is primarily attributable to a combination of sale incentive discounts and a change in product mix from higher margin non-care legacy products towards lower-margin device enablement products, offset by a decrease in the amortization of purchased intangible assets.

•	Loss from operations as a percentage of net revenues was 4.3% for the fiscal quarter ended December 31, 2006 compared to a 27.2% loss from operations in the fiscal quarter ended December 31, 2005.

•
Net income of $87,000 or $0.00 per basic and diluted share, in the fiscal quarter ended December 31, 2006, increased from a net loss of $3.6 million, or $0.06 per basic and diluted share, in the fiscal quarter ended December 31, 2005. Net income for the quarter ended December 31, 2006 was significantly impacted by the $700,000 of income recognized on the sale of our investment in Xanboo. Net loss for the quarter ended December 31, 2005 was significantly impacted by $2.6 million of litigation settlement costs.

•	Cash, cash equivalents and marketable securities remained consistent at $7.8 million as of December 31, 2006 and June 30, 2006, respectively.

•
Accounts receivable, net were $3.5 million as of December 31, 2006 as compared to $3.1 million at June 30, 2006. Annualized days sales outstanding (“DSO”) in receivables as of December 31, 2006 increased to 20 days from 16 days as of June 30, 2006. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

•
Inventories, net were $8.5 million as of December 31, 2006 as compared to $8.1 million as of June 30, 2006. Our annualized inventory turns increased with 3.6 annualized turns during the fiscal quarter ended December 31, 2006 compared to 3.4 annualized turns during the fiscal quarter ended June 30, 2006.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, goodwill and purchased intangible assets and legal settlement costs. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended December 31, 2006 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Consolidated Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.1%	49.1%	48.8%	49.5%
Gross profit	49.9%	50.9%	51.2%	50.5%
Operating expenses:
Selling, general and administrative	40.8%	48.0%	42.3%	48.8%
Research and development	12.7%	10.1%	13.2%	10.8%
Litigation settlement costs	0.5%	20.1%	0.3%	10.3%
Amortization of purchased intangible assets	0.1%	0.0%	0.1%	0.0%
Restructuring recovery	0.0%	0.0%	0.0%	(0.1%)
Total operating expenses	54.2%	78.2%	55.9%	69.8%
Loss from operations	(4.3%)	(27.2%)	(4.7%)	(19.3%)
Interest income, net	0.0%	0.1%	0.0%	0.1%
Other income (expense), net	4.9%	(0.4%)	2.7%	(0.2%)
Income (loss) before income taxes	0.7%	(27.5%)	(2.0%)	(19.4%)
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net income (loss)	0.6%	(27.6%)	(2.1%)	(19.5%)

Comparison of the Three and Six Months Ended December 31, 2006 and 2005

Net Revenues by Product Line

Our revenue is generated primarily by sales of our networking devices. Device enablement and device management represent our core product lines. The non-core product line represents legacy products that we are no longer investing in the development of. Net revenue is revenue less reductions for rebates and provisions for returns and allowances.

The following table presents net revenues by product line:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Device enablement	$10,833	73.1%	$8,975	69.3%	$1,858	20.7%
Device management	2,560	17.3%	1,972	15.2%	588	29.8%
Core	13,393	90.3%	10,947	84.5%	2,446	22.3%
Non-core	1,436	9.7%	2,008	15.5%	(572)	(28.5%)
	$14,829	100.0%	$12,955	100.0%	$1,874	14.5%

The increase in net revenues for the three months ended December 31, 2006 as compared to the same period one year ago was a result of an increase in net revenues from our device enablement and device management products, offset by a decrease in our non-core products. The increase in our device enablement product line is primarily due to an increase in volume in our embedded device enablement products, which includes our XPort and WiPort product families, slightly offset by a decline in our external device enablement products. We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in our core product lines.

The following table presents net revenues by product line:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2006	Revenue	2005	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$19,836	72.5%	$17,232	68.4%	$2,604	15.1%
Device management	4,274	15.6%	3,838	15.2%	436	11.4%
Core	24,110	88.2%	21,070	83.6%	3,040	14.4%
Non-core	3,233	11.8%	4,125	16.4%	(892)	(21.6%)
	$27,343	100.0%	$25,195	100.0%	$2,148	8.5%

The increase in net revenues for the six months ended December 31, 2006 as compared to the same period one year ago was a result of an increase in net revenues from our device enablement and device management products, offset by a decrease in our non-core products. The increase in our device enablement product line is primarily due to an increase in volume in our embedded device enablement products, which includes our XPort and WiPort product families, slightly offset by a decline in our external device enablement products. We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in our core product lines.

Net Revenues by Region

The following table presents net revenues by geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Americas	$9,573	64.6%	$7,893	60.9%	$1,680	21.3%
EMEA	3,720	25.1%	3,609	27.9%	111	3.1%
Asia Pacific	1,536	10.3%	1,453	11.2%	83	5.7%
	$14,829	100.0%	$12,955	100.0%	$1,874	14.5%

The increase for the three months ended December 31, 2006 as compared to the same period one year ago is primarily a result of an increase in net revenues in the Americas. In order of significance, the increase in net revenues in the Americas is the result of increased sales of our embedded device enablement products and to a lesser extent, our device management products, slightly offset by a decrease in our non-core products.

The following table presents net revenues by geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2006	Revenue	2005	Revenue	$	%
	(In thousands, except percentages)
Americas	$17,229	63.0%	$16,072	63.8%	$1,157	7.2%
EMEA	6,711	24.5%	6,568	26.1%	143	2.2%
Asia Pacific	3,403	12.5%	2,555	10.1%	848	33.2%
	$27,343	100.0%	$25,195	100.0%	$2,148	8.5%

The increase for the six months ended December 31, 2006 as compared to the same period one year ago is primarily a result of an increase in net revenues in the Americas. In order of significance, the increase in net revenues in the Americas is the result of increased sales of our embedded device enablement products and to a lesser extent, our device management products, slightly offset by a decrease in our non-core products.

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

The following table presents gross profit:
	Three Months Ended December 31,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Gross profit	$7,400	49.9%	$6,598	50.9%	$802	12.2%

In order of significance, the decrease in gross profit as a percentage of net revenues for the three months ended December 31, 2006 as compared to the same period one year ago is in part due to the following factors: (i) an increase in discounts and allowances (ii) an increase in manufacturing overhead costs; offset by (iii) a decrease in the amortization of purchased intangible assets as a result of a majority of our purchased intangible assets becoming fully amortized.

The following table presents gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2006	Revenue	2005	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$14,007	51.2%	$12,718	50.5%	$1,289	10.1%

The increase in gross profit as a percentage of net revenues for the six months ended December 31, 2006 as compared to the same period one year ago is primarily due to a decrease in the amortization of purchased intangible assets as a result of a majority of our purchased intangible assets becoming fully amortized.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

The following table presents selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,124		$2,820		$304	10.8%
Professional fees & outside services	845		1,483		(638)	(43.0%)
Advertising and marketing	737		705		32	4.5%
Facilities	477		456		21	4.6%
Share-based compensation	202		162		40	24.7%
Depreciation	66		79		(13)	(16.5%)
Bad debt expense (recovery)	3		(41)		44	(107.3%)
Other	603		554		49	8.8%
Selling, general and administrative	$6,057	40.8%	$6,218	48.0%	$(161)	(2.6%)

In order of significance, the decrease in selling, general and administrative expense for the three months ended December 31, 2006 as compared to the same period one year ago is in part due to the following factors: (i) a decrease in legal and professional fees primarily as a result of the settlement of our outstanding litigation; offset by (ii) an increase in personnel-related expenses due to an increase in headcount.

The following table presents selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2006	Revenue	2005	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,925		$5,401		$524	9.7%
Professional fees & outside services	1,605		2,947		(1,342)	(45.5%)
Advertising and marketing	1,352		1,475		(123)	(8.3%)
Facilities	1,017		969		48	5.0%
Share-based compensation	411		330		81	24.5%
Depreciation	143		170		(27)	(15.9%)
Bad debt expense (recovery)	20		(35)		55	(157.1%)
Other	1,082		1,033		49	4.7%
Selling, general and administrative	$11,555	42.3%	$12,290	48.8%	$(735)	(6.0%)

In order of significance, the decrease in selling, general and administrative expense for the six months ended December 31, 2006 as compared to the same period one year ago is in part due to the following factors: (i) a decrease in legal and professional fees primarily as a result of the settlement of our outstanding litigation and (ii) a decrease in direct advertising and marketing expenses; offset by (iii) an increase in personnel-related expenses as a result of an increase in headcount.

Research and Development

Research and development expenses consist of personnel-related expenses, facility expenses and share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,338		$1,019		$319	31.3%
Facilities	148		125		23	18.4%
Professional fees & outside services	137		32		105	328.1%
Share-based compensation	96		52		44	84.6%
Depreciation	11		12		(1)	(8.3%)
Other	152		70		82	117.1%
Research and development	$1,882	12.7%	$1,310	10.1%	$572	43.7%

The increase in research and development expenses for the three months ended December 31, 2006 as compared to the same period one year ago is primarily due to an increase in personnel-related expenses as a result of an increase in headcount and professional fees for outside consultants.

The following table presents research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2006	Revenue	2005	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,609		$2,021		$588	29.1%
Facilities	314		271		43	15.9%
Professional fees & outside services	218		150		68	45.3%
Share-based compensation	188		105		83	79.0%
Depreciation	20		24		(4)	(16.7%)
Other	251		142		109	76.8%
Research and development	$3,600	13.2%	$2,713	10.8%	$887	32.7%

The increase in research and development expenses for the six months ended December 31, 2006 as compared to the same period one year ago is primarily due to an increase in personnel-related expenses as a result of an increase in headcount.

Provision for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Effective tax rate	12%	0%	4%	0%

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our net deferred tax assets for the three and six months ended December 31, 2006 and 2005.

Other Income (Expense), Net

Other income (expense), net consists of gains (losses) on the sale of investments, foreign currency transactions and the disposal of fixed assets.

The following tables present other income (expense), net:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Other income (expense), net	$730	4.9%	$(49)	-0.4%	$779	-1589.8%

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Other income (expense), net	$727	2.7%	$(59)	-0.2%	$786	-1332.2%

The increase in other income (expense), net for the three and six months ended December 31, 2006 as compared to the same period one year ago is primarily due to $700,000 of income recognized on the sale of our investment in Xanboo.

Liquidity and Capital Resources

Since inception through fiscal 2007, we have financed our operations through the issuance of common stock and operating activities. We refer to the sum of cash and cash equivalents and marketable securities as “cash” for the purposes of discussing our cash balance and liquidity.

The following table presents details of our working capital and cash:

	December 31,	June 30,	Increase
	2006	2006	(Decrease)
		(In thousands)
Working capital	$5,698	$5,372	$326
Cash and cash equivalents	$7,744	$7,729	$15
Marketable securities	96	88	8
	$7,840	$7,817	$23

In order of significance, our working capital increased in part due to (i) a decrease in other current liabilities as a result of the timing of payments, (ii) a buildup of inventories and (iii) an increase in accounts receivable as a result of the increase in sales and timing of receipts; offset by (iv) an increase in accounts payable as a result of the timing of cash payments to vendors and (v) a net loss for the year ended December 31, 2006. Our cash balances increased slightly as a result of our cash management activities which include the timing of cash payments to our vendors and the timing of cash receipts from our customers.

We believe that the cumulative effect of expense reductions initiated in fiscal 2005 and the settlement of our patent litigation during fiscal 2006 will result in reduced operating expenses and will lower our cash breakeven point to approximately $14.0 to $15.0 million per fiscal quarter. This target is based upon a financial model, and we expect that actual expenses may vary in any fiscal quarter and therefore financial results impacting cash usage or profitability will vary. Also, uses of cash to fund inventories, receivables and payables will cause results to vary from the financial model.

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

In May 2006, we entered into a two-year secured revolving Loan and Security Agreement ("Line of Credit”) with a bank, which provides for borrowings up to $5.0 million. The borrowing capacity is limited to eligible accounts receivable as defined under the Line of Credit. Borrowings under the Line of Credit bear interest at the prime rate plus 1.75% per annum. We are required to pay an unused line fee of 0.50% on the unused portion of the Line of Credit. As of December 31, 2006, we had no borrowings against the Line of Credit.

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, foreign value added tax account deposits and security deposits:

	December 31,	June 30,
	2006	2006
	(In thousands)
Available borrowing capacity	$2,826	$2,221
Outstanding letters of credit	$1,280	$1,594

During March 2006, we entered into a lease agreement whereby the lessor will advance an amount not to exceed $1.0 million for the implementation of a new ERP information system to manage our business operations. During the ERP implementation period, we will pay interest of 9.0% on the amounts advanced. The lease agreement states that the aggregate amount advanced to us by the lessor will be repaid over a three-year period following the completion of the ERP implementation. As of December 31, 2006, we had incurred costs of $483,000 in connection with the ERP implementation which have or will be advanced by the lessor.

As of December 31, 2006, approximately $2.0 million of our cash is held in foreign subsidiary bank accounts. Such cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations is subject to approval by the foreign location board of directors.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net cash provided by (used in):
Net income (loss)	$87	$(3,571)	$(564)	$(4,912)
Non-cash operating expenses, net	443	3,282	911	3,716
Changes in operating assets and liabilities:
Accounts receivable	(735)	308	(401)	153
Inventories	777	(539)	(345)	313
Contract manufacturers' receivable	(352)	(209)	16	(188)
Prepaid expenses and other current assets	(50)	193	(25)	(287)
Other assets	(3)	24	(6)	28
Accounts payable	(685)	449	1,272	1,099
Accrued payroll and related expenses	517	448	304	163
Accrued settlements	-	-	(400)	-
Warranty reserve	(21)	(222)	(219)	(276)
Other liabilities	124	355	(617)	819
Net cash provided (used in) by operating activities	102	518	(74)	628
Net cash used in investing activities	(267)	(94)	(271)	(132)
Net cash provided by financing activities	166	10	317	121
Effect of foreign exchange rate changes on cash	56	(93)	43	(113)
Increase in cash and cash equivalents	$57	$341	$15	$504

Three months ended

Operating activities provided cash during the three months ended December 31, 2006. This was the result of a net income, cash provided by operating assets and liabilities and non-cash operating expenses. The non-cash items that had a significant impact on the net loss included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash provided in operating activities included (i) a decrease in inventories as a result of the increase in revenues (ii) an increase in accrued payroll due to the timing of payroll periods; offset by (iii) an increase in accounts receivable as a result of higher sales and the timing of cash collections, (iv) a decrease in accounts payable as a result of the timing of payments to vendors and (v) an increase in the contract manufacturers’ receivables due to the timing of shipments and cash collections.

Operating activities provided cash for the three months ended December 31, 2005. This was primarily the result of the net loss offset by net cash provided from changes in operating assets and liabilities and non-cash operating expenses.  Non-cash items that had a significant impact on net loss included litigation settlement costs, depreciation, amortization of purchased intangible assets and share-based compensation. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash provided in operating activities included (i) an increase in accounts payable and other liabilities as a result of the timing of cash payments (ii) an increase in accrued payroll related to the timing of payroll periods (iii) a decrease in accounts receivable as a result of the timing of cash collections; offset by (iii) an increase in inventories due to the timing of shipments (iv) a reduction in the warranty reserve to reflect lower expected warranty return rates and (v) an increase in the contract manufacturers’ receivables due to the timing of shipments and cash collections.

Investing activities used cash during the three months ended December 31, 2006 and 2005. This was due to the purchase of property and equipment.

Financing activities provided cash during the three months ended December 31, 2006 and 2005. This was due to proceeds from the sale of common shares through employee stock option exercises and the Employee Stock Purchase Plan offset by repayments on capital lease obligations.

Six months ended

Operating activities used cash during the six months ended December 31, 2006. This was the result of a net loss, cash used by operating assets and liabilities, offset by non-cash operating expenses. The non-cash items that had a significant impact on the net loss included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash used in operating activities included (i) an increase in accounts receivable as a result of higher sales and the timing of cash collections, (ii) an increase in inventories, (iii) a decrease in other liabilities as a result of a decrease in customer deposits and the timing of payments to vendors, (iv) a decrease in accrued settlements as a result of the payment of the Digi settlement and (v) a reduction in the warranty reserve to reflect lower expected warranty return rates; offset by (vi) an increase in accounts payable as a result of the timing of cash payments to vendors and an increase in accrued payroll related to the timing of payroll periods.

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

Investing activities used cash during the six months ended December 31, 2006 and 2005. This was due to the purchase of property and equipment.

Financing activities provided cash during the six months ended December 31, 2006 and 2005. This was due to proceeds from the sale of common shares through employee stock option exercises and the Employee Stock Purchase Plan offset by repayments on capital lease obligations.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2006.

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

The following table presents our cash and cash equivalents and marketable securities:

	December 31,	June 30,
	2006	2006
	(In thousands)
Cash and cash equivalents	$7,744	$7,729
Marketable securities	96	88
	$7,840	$7,817

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

The following table presents our cash balance held in foreign currencies:

	December 31,	June 30,
	2006	2006
	(In thousands)
Cash held in foreign currencies	$2,194	$2,554

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal quarter ended December 31, 2006. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 10 and 11 to our Notes to the Unaudited Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

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

We have experienced, and expect to continue to experience, significant fluctuations in revenues, expenses and operating results from quarter to quarter. We, therefore, believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. Our short-term expense levels for ongoing operations are relatively fixed and are based on our expectations of future net revenues. If we were to experience a reduction in revenues in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that fiscal quarter would be harmed. If our operating results in future fiscal quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

•	changes in the mix of net revenues attributable to higher-margin and lower-margin products;

•	customers’ decisions to defer or accelerate orders;

•	variations in the size or timing of orders for our products;

•	changes in demand for our products;

•	fluctuations in exchange rates;

•	defects and other product quality problems;

•	loss or gain of significant customers;

•	short-term fluctuations in the cost or availability of our critical components;

•	announcements or introductions of new products by our competitors;

•	effects of terrorist attacks in the U.S. and abroad; and

•	changes in demand for devices that incorporate our products.

Current or future litigation over intellectual property rights could adversely affect us.

Substantial litigation regarding intellectual property rights exists in our industry. For example, in May 2006 we settled a patent infringement lawsuit with Digi International, Inc. (“Digi”) in which we signed an agreement with Digi to cross-license each other’s patents. In addition, we paid Digi $600,000 as part of the settlement. The results of litigation are inherently uncertain, and adverse outcomes are possible. Adverse outcomes may have a material adverse effect on our business, financial condition or results of operations. For a more detailed description of pending litigation, see Note 10 and 11 to the notes to our condensed consolidated financial statements of Part I, Item I of this Form 10-Q.

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

The following table presents sales to our significant customers as a percentage of net revenue:

	Six Months Ended
	December 31,
	2006	2005
Top five customers (1)	34.1%	43.0%
Ingram Micro	11.5%	13.0%
Tech Data	7.2%	13.0%

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

If we are unable to develop new products as a result of our research and development efforts, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in research and development. In addition, if we do not invest sufficiently in research and development, we may be unable to maintain our competitive position. Our research and development may decrease, which may put us at a competitive disadvantage compared to our competitors and adversely affect our market position.

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

We are currently involved in litigation, including a federal securities class action lawsuit. We recently concluded multiple securities lawsuits and litigation with a former executive officer. We may have an obligation to continue to indemnify the former executive officer and defend any violations that he may be charged with. There is a risk that our insurance carriers may not reimburse us for such costs. Any lawsuit may involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources. Except as described in this Form 10-Q, we do not know what the outcome of outstanding legal proceedings will be and cannot determine the extent to which these resolutions might have a material adverse effect on our business, financial condition or results of operations. The results of litigation are inherently uncertain, and adverse outcomes are possible. For a more detailed description of our current and recent litigation, see Note 10 and 11 to the notes to our condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q.

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

The following table presents our sales within geographic regions:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2006	Revenue	2005	Revenue	$	%
	(In thousands, except percentages)
Americas	$17,229	63.0%	$16,072	63.8%	$1,157	7.2%
EMEA	6,711	24.5%	6,568	26.1%	143	2.2%
Asia Pacific	3,403	12.5%	2,555	10.1%	848	33.2%
	$27,343	100.0%	$25,195	100.0%	$2,148	8.5%

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

The following table presents our inventory and reserve for excess and obsolete inventory reserve:

	December 31,	June 30,
	2006	2006
	(In thousands)
Raw materials	$3,266	$3,863
Finished goods	6,136	6,518
Inventory at distributors	1,552	1,690
Large scale integration chips *	964	731
	11,918	12,802
Reserve for excess and obsolete inventories	(3,390)	(4,689)
	$8,528	$8,113

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

During fiscal 2006, we began the implementation of a new enterprise resource planning (“ERP”) information system to manage our business operations. While we did not use the new ERP information system to manage our business during the fiscal quarter ending December 31, 2006, the possibility exists that our migration to the new ERP information system could adversely affect our disclosure controls and procedures or our operations in future periods. The process of implementing new information systems could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices, and all other business transactions related to the finance, order entry, purchasing, supply chain and human resource processes within the new ERP systems. Any such disruption could adversely affect our financial position, results of operations, cash flows and the market price of our common stock.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on November 28, 2006. At the meeting, our stockholders voted on the following proposals and cast their votes as follows:

Proposal 1: To elect the following four directors to serve until the 2007 Annual Meeting of Stockholders and until their successors are duly elected and qualified:

Nominee	For	Against	Abstain
H.K. Desai	52,915,118	-	1,559,259
Thomas W. Burton	54,363,759	-	110,618
Kathryn Braun Lewis	24,750,339	-	29,724,038
Howard T. Slayen	54,402,343	-	72,034

Proposal 2: To ratify the appointment of McGladrey & Pullen, LLP as our independent registered public accounts for the fiscal year ending June 30, 2007:

	Number of Shares
Nominee	For	Against	Abstain	Broker Non-Votes
McGladrey & Pullen, LLP	54,421,978	33,700	18,700	4,906,182

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

Date: February 8, 2007		LANTRONIX, INC.
(Registrant)

	By:	/s/ Marc H. Nussbaum
Marc H. Nussbaum
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Reagan Y. Sakai
Reagan Y. Sakai
Chief Financial Officer and Secretary
(Principal Financial Officer)