Form 10-Q
period 2007-03-31
LANTRONIX INC
filed 2007-05-04
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 1, 2007, 59,879,488 shares of the Registrant’s common stock were outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2007	2006
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,483	$7,729
Marketable securities	98	88
Accounts receivable, net	2,755	3,087
Inventories, net	9,834	8,113
Contract manufacturers' receivable	1,354	1,049
Settlements recovery	-	15,325
Prepaid expenses and other current assets	532	577
Total current assets	22,056	35,968

Property and equipment, net	1,851	1,589
Goodwill	9,488	9,488
Purchased intangible assets, net	545	610
Officer loans	127	122
Other assets	36	38
Total assets	$34,103	$47,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,268	$7,865
Accrued payroll and related expenses	1,764	1,596
Warranty reserve	445	693
Accrued settlements	1,132	16,767
Other current liabilities	3,145	3,675
Total current liabilities	16,754	30,596
Long-term liabilities	261	230
Long-term capital lease obligations	118	211

Commitments and contingencies

Stockholders' equity:
Common stock	6	6
Additional paid-in capital	184,613	182,857
Accumulated deficit	(168,084)	(166,450)
Accumulated other comprehensive income	435	365
Total stockholders' equity	16,970	16,778
Total liabilities and stockholders' equity	$34,103	$47,815

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands, except per share data)

Net revenues (1)	$13,253	$13,063	$40,596	$38,258
Cost of revenues (2)	6,387	6,491	19,723	18,968
Gross profit	6,866	6,572	20,873	19,290
Operating expenses:
Selling, general and administrative	6,001	6,046	17,556	18,336
Research and development	1,898	1,572	5,498	4,285
Litigation settlement costs (recovery)	-	(1,385)	90	1,215
Amortization of purchased intangible assets	18	-	54	2
Restructuring recovery	-	-	-	(29)
Total operating expenses	7,917	6,233	23,198	23,809
(Loss) income from operations	(1,051)	339	(2,325)	(4,519)
Interest income (expense), net	(11)	16	(4)	37
Other income (expense), net	6	57	733	(2)
(Loss) income before income taxes	(1,056)	412	(1,596)	(4,484)
Provision for income taxes	14	13	38	29
Net (loss) income	$(1,070)	$399	$(1,634)	$(4,513)

Basic - net (loss) income per share	$(0.02)	$0.01	$(0.03)	$(0.08)

Diluted - net (loss) income per share	$(0.02)	$0.01	$(0.03)	$(0.08)

Basic - weighted average shares	59,709	58,758	59,511	58,643

Diluted - weighted average shares	59,709	60,289	59,511	58,643

(1) Includes net revenues from related party	$209	$430	$790	$1,036

(2) Includes amortization of purchased intangible assets	$5	$31	$11	$551

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,634)	$(4,513)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Share-based compensation	1,048	724
Depreciation	287	321
Amortization of purchased intangible assets	65	551
Provision (recovery) for doubtful accounts	23	(19)
Litigation settlement costs	90	1,215
(Recovery) provision for inventories	(141)	68
Gain on disposal of fixed assets	-	(2)
Restructuring recovery	-	(29)
Foreign currency transaction loss	-	24
Changes in operating assets and liabilities:
Accounts receivable	309	802
Inventories	(1,580)	(117)
Contract manufacturers' receivable	(305)	(793)
Prepaid expenses and other current assets	48	(265)
Other assets	(3)	(12)
Accounts payable	2,403	3,441
Accrued payroll and related expenses	171	(11)
Accrued settlements	(400)	-
Warranty reserve	(248)	(483)
Other liabilities	(644)	19
Net cash (used in) provided by operating activities	(511)	921
Cash flows from investing activities:
Purchases of property and equipment, net	(396)	(463)
Proceeds from sale of property and equipment	-	8
Net cash used in investing activities	(396)	(455)
Cash flows from financing activities:
Net proceeds from issuances of common stock	708	348
Payment of capital lease obligations	(111)	(120)
Net cash provided by financing activities	597	228
Effect of foreign exchange rate changes on cash	64	(29)
(Decrease) Increase in cash and cash equivalents	(246)	665
Cash and cash equivalents at beginning of period	7,729	6,690
Cash and cash equivalents at end of period	$7,483	$7,355

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

1.  Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix, Inc. and its subsidiaries (collectively, the “Company”) at March 31, 2007, and the consolidated results of its operations for the three and nine months ended March 31, 2007 and 2006, and its cash flows for the nine months ended March 31, 2007 and 2006. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

The following table presents the computation of net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands, except per share data)
Numerator:
Net (loss) income	$(1,070)	$399	$(1,634)	$(4,513)
Denominator:
Weighted-average shares outstanding	59,709	59,090	59,511	58,975
Less: Unvested common shares outstanding	-	(332)	-	(332)
Basic - weighted average shares	59,709	58,758	59,511	58,643
Effect of dilutive shares:
Stock options	-	1,531	-	-
Diluted - weighted average shares	59,709	60,289	59,511	58,643

Basic - net (loss) income per share	$(0.02)	$0.01	$(0.03)	$(0.08)

Diluted - net (loss) income per share	$(0.02)	$0.01	$(0.03)	$(0.08)

The following table presents the common stock equivalents excluded from the diluted net income (loss) per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
		(In thousands)
Common stock equivalents	2,161	1,281	2,594	1,857

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31,	June 30,
	2007	2006
	(In thousands)
Raw materials	$3,032	$3,863
Finished goods	7,201	6,518
Inventory at distributors	1,605	1,690
Large scale integration chips *	1,034	731
Inventories, gross	12,872	12,802
Reserve for excess and obsolete inventories	(3,038)	(4,689)
Inventories, net	$9,834	$8,113

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

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:
	Nine Months Ended	Year Ended
	March 31,	June 30,
	2007	2006
	(In thousands)
Beginning balance	$693	$1,248
Charged (Recovered) to cost of revenues	19	(35)
Usage	(267)	(520)
Ending balance	$445	$693

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

As of March 31, 2007, the Company had no borrowings against the Line of Credit.

6.  Share-Based Compensation

The following table presents a summary of option activity under the Company’s stock option plans:

Number of
Shares
Balance at June 30, 2006	5,467,753
Options granted	1,273,537
Options forfeited	(351,808)
Options expired	(54,732)
Options exercised	(344,393)
Balance at March 31, 2007	5,990,357

The following table presents information related to stock option grants:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Weighted-average grant date fair value	$1.29	$1.70	$1.25	$1.62
Weighted-average grant date exercise price	$1.69	$2.16	$1.63	$2.06

The following table presents a summary of share-based compensation by functional line item:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Cost of revenues	$25	$24	$61	$65
Selling, general and administrative	292	171	702	499
Research and development	97	55	285	160
	$414	$250	$1,048	$724

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

8. Income Taxes

The Company utilizes the liability method of accounting for income taxes. The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Effective tax rate	1%	3%	2%	1%

The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

9.  Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net (loss) income	$(1,070)	$399	$(1,634)	$(4,513)
Other comprehensive income (loss):
Change in net unrealized gain on investment, net of taxes of $0	2	(3)	10	9
Change in translation adjustments, net of taxes of $0	21	31	60	(4)
Total comprehensive (loss) income	$(1,047)	$427	$(1,564)	$(4,508)

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

On October 18, 2004, the plaintiff filed the third amended complaint, which was the operative complaint in the action. The complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities Act claims were brought on behalf of all persons who purchased common stock of Lantronix pursuant or traceable to the Company’s August 4, 2000 initial public offering (“IPO”). The Exchange Act claims were based on alleged misstatements related to the Company’s financial results that were contained in the Registration Statement and Prospectus for the IPO. The claims brought under the Exchange Act were brought on behalf of all persons and entities that purchased or acquired Lantronix securities from November 1, 2000 through May 30, 2002 (the “Class Period”). The complaint alleged that defendants issued false and misleading statements concerning the business and financial condition in order to allegedly inflate the value of the Company’s securities during the Class Period. The complaint alleged that during the Class Period, Lantronix overstated financial results through improper revenue recognition and failure to comply with Generally Accepted Accounting Principles (“GAAP”).

The Company reached an agreement with plaintiffs to settle the Class Action lawsuit. The Company also reached agreements with its relevant insurance carriers with respect to the funding of the cash portions of the settlement with plaintiffs, and the cash funding of the settlement has been completed. Under the terms of the agreement with the Class Action plaintiffs, the Company will not be required to contribute any cash to the Class Action settlement, as all cash contributed would be from the Company’s insurance carriers. However, as part of the agreement with the plaintiffs in the Class Action lawsuit, the Company has agreed to issue certain Lantronix securities to the plaintiffs. As a result of the anticipated issuance of such securities, and in connection with the issuance of securities for the settlement of the Synergetic action described in detail in previous filings, the Company recorded a charge of $1.2 million in the consolidated statement of operations for the fiscal year ended June 30, 2006. On December 11, 2006, the United States District Court for the Central District of California gave its final approval to the settlement and issued a final order and judgment in the matter. During the fiscal quarter ended December 31, 2006, the insurance carriers funded their share of the settlement, which totaled $13.9 million. On January 10, 2007, the settlement of the Company’s securities litigation became final and effective. During the fiscal quarter ended March 31, 2007, the Company reduced its accrued settlement liability and settlement recovery by $13.9 million in connection with the settlement becoming final and effective. As of March 31, 2007, the Company had an accrued settlement liability of $1.1 million. The Company expects to issue warrants to purchase Lantronix common stock with a fair value of $1.1 million to the class plaintiffs as final consideration for the remaining settlement liability. Per the terms of the settlement agreement, the number of shares to be issued pursuant to the warrants shall be determined by using the Black-Scholes-Merton option-pricing formula using a contract life of four years and a strike price of $3 above the average trading price of the Company’s common stock over 45 trading days ending two trading days prior to the issuance date of the warrants. The warrants will be issued when the escrow administrator provides the Company with a final list of the eligible class plaintiffs.

Accrued Settlements and Settlements Recovery

The following table presents details of the Company’s accrued settlements and settlements recovery:

	March 31,	June 30,
	2007	2006
	(In thousands)
Accrued settlements:
Class Action and Synergetic	$1,132	$15,167
Derivative	-	1,200
Patent infringement	-	400
	1,132	16,767
Settlements recovery:
Class Action and Synergetic	-	14,125
Derivative	-	1,200
	-	15,325
Direct settlement obligations of the Company	$1,132	$1,442

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

•
Device Management -We offer off-the-shelf appliances such as console servers, digital remote KVM extenders, and power control products that enable IT professionals to remotely connect, monitor and control network infrastructure equipment and large groups of servers using highly secure out-of-band management technology. In addition, we offer off-the-shelf appliances that enable IT professionals to reliably, remotely and simply monitor, configure and manage multiple devices from a single point of control.

The following describes our non-core product line:

•
Non-core Products - Over the years, we have innovated or acquired various product lines that are no longer part of our primary, core markets described above. In general, these non-core businesses represent decreasing markets and we minimize research and development in these product lines. Included in this category are terminal servers, visualization solutions, legacy print servers, software and other miscellaneous products. We recently end-of-lived our visualization solutions product family although we continue to sell our existing inventories.

Financial Highlights and Other Information for the Fiscal Quarter Ended March 31, 2007

The following is a summary of the key factors and significant events that impacted our financial performance during the fiscal quarter ended March 31, 2007:

•
Net revenues of $13.3 million for the fiscal quarter ended March 31, 2007 increased by $190,000 or 1.5% as compared to $13.1 million reported during the fiscal quarter ended March 31, 2006. The increase in net revenues is primarily due to an increase of $1.0 million or 9.2% in our core product lines as a result of a $1.2 million or 13.5% increase in our device enablement product line, offset by a $194,000 or 10.1% decrease in our device management product line. Our non-core product line decreased by $790,000 or 32.2%.

•
Gross profit as a percentage of net revenues was 51.8% for the fiscal quarter ended March 31, 2007, an increase of 1.5 percentage points as compared to 50.3% reported in the fiscal quarter ended March 31, 2006. The increase in gross profit as a percent of net revenues was primarily due to a decrease in our cost of revenues as a result of product mix.

•
Loss from operations was $1.1 million or 7.9% of net revenues for the fiscal quarter ended March 31, 2007 compared to income from operations of $339,000 or 2.6% of net revenues for the fiscal quarter ended March 31, 2006. The income from operations during the same period last year was significantly impacted by a litigation settlement recovery of $1.4 million or 10.6% of net revenues.

•
Net loss of $1.1 million, or $0.02 per basic and diluted share, in the fiscal quarter ended March 31, 2007, increased from net income of $399,000, or $0.01 per basic and diluted share, in the fiscal quarter ended March 31, 2006. Net income for the quarter ended March 31, 2006 was significantly impacted by a litigation settlement recovery of $1.4 million or 10.6% of net revenues.

•	Cash, cash equivalents and marketable securities decreased to $7.6 million as of March 31, 2007 as compared to $7.8 million as of June 30, 2006.

•
Accounts receivable, net were $2.8 million as of March 31, 2007 as compared to $3.1 million as of June 30, 2006. Annualized days sales outstanding (“DSO”) in receivables as of March 31, 2007 increased to 20 days from 16 days as of June 30, 2006. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

•
Inventories, net were $9.8 million as of March 31, 2007 as compared to $8.1 million as of June 30, 2006. Our annualized inventory turns decreased to 2.8 annualized turns during the fiscal quarter ended March 31, 2007 compared to 3.4 annualized turns during the fiscal quarter ended June 30, 2006. Inventories, net increased primarily due to (i) lower than anticipated revenues (ii) a buildup of external device enablement products in connection with a new product release and the stocking of high growth products and (iii) an increase of large scale integration chips that are both sold individually and embedded into our products.

Critical Accounting Policies and Estimates

      The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, goodwill and purchased intangible assets and legal settlement costs. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended March 31, 2007 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

In June 2006, FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. The Company is currently evaluating the impact that the adoption of FIN 48 will have on the results of operations, financial position and liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.2%	49.7%	48.6%	49.6%
Gross profit	51.8%	50.3%	51.4%	50.4%
Operating expenses:
Selling, general and administrative	45.3%	46.3%	43.2%	47.9%
Research and development	14.3%	12.0%	13.5%	11.2%
Litigation settlement costs (recovery)	0.0%	(10.6%)	0.2%	3.2%
Amortization of purchased intangible assets	0.1%	0.0%	0.1%	0.0%
Restructuring recovery	0.0%	0.0%	0.0%	(0.1%)
Total operating expenses	59.7%	47.7%	57.0%	62.2%
(Loss) income from operations	(7.9%)	2.6%	(5.6%)	(11.8%)
Interest income (expense), net	(0.1%)	0.1%	0.0%	0.1%
Other income (expense), net	0.0%	0.4%	1.8%	0.0%
(Loss) income before income taxes	(8.0%)	3.1%	(3.8%)	(11.7%)
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net (loss) income	(8.1%)	3.0%	(3.9%)	(11.8%)

Comparison of the Three and Nine Months Ended March 31, 2007 and 2006

Net Revenues by Product Line

Our revenue is generated primarily by sales of our networking devices. Device enablement and device management represent our core product lines. The non-core product line represents legacy products that we are no longer investing in the development of. Net revenue is revenue less reductions for rebates and provisions for returns and allowances.

The following table presents net revenues by product line:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Device enablement	$9,864	74.4%	$8,690	66.5%	$1,174	13.5%
Device management	1,725	13.0%	1,919	14.7%	(194)	(10.1%)
Core	11,589	87.4%	10,609	81.2%	980	9.2%
Non-core	1,664	12.6%	2,454	18.8%	(790)	(32.2%)
	$13,253	100.0%	$13,063	100.0%	$190	1.5%

The increase in net revenues for the three months ended March 31, 2007 as compared to the same period one year ago was a result of an increase in net revenues from our device enablement products, offset by a decrease in our non-core and device management products. The increase in our device enablement product line is due to an increase in sales of both our embedded and external device enablement products. We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in our core product lines.

The following table presents net revenues by product line:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2007	Revenue	2006	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$29,700	73.2%	$25,922	67.8%	$3,778	14.6%
Device management	5,999	14.7%	5,758	15.0%	241	4.2%
Core	35,699	87.9%	31,680	82.8%	4,019	12.7%
Non-core	4,897	12.1%	6,578	17.2%	(1,681)	(25.6%)
	$40,596	100.0%	$38,258	100.0%	$2,338	6.1%

The increase in net revenues for the nine months ended March 31, 2007 as compared to the same period one year ago was a result of an increase in net revenues from our device enablement and device management products, offset by a decrease in our non-core products. The increase in our device enablement product line is primarily due to an increase in sales of our embedded device enablement products. We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in our core product lines.

Net Revenues by Region

The following table presents net revenues by geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Americas	$8,247	62.2%	$8,005	61.3%	$242	3.0%
EMEA	3,484	26.3%	3,601	27.6%	(117)	(3.2%)
Asia Pacific	1,522	11.5%	1,457	11.1%	65	4.5%
	$13,253	100.0%	$13,063	100.0%	$190	1.5%

The increase for the three months ended March 31, 2007 as compared to the same period one year ago is a result of an increase in net revenues in the Americas and Asia Pacific, offset by a decrease in EMEA. The increase in net revenues in the Americas is the result of increased sales of our external and embedded device enablement products, offset by a decrease in our non-core products.

The following table presents net revenues by geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2007	Revenue	2006	Revenue	$	%
	(In thousands, except percentages)
Americas	$25,476	62.8%	$24,077	62.9%	$1,399	5.8%
EMEA	10,195	25.1%	10,169	26.6%	26	0.3%
Asia Pacific	4,925	12.1%	4,012	10.5%	913	22.8%
	$40,596	100.0%	$38,258	100.0%	$2,338	6.1%

The increase for the nine months ended March 31, 2007 as compared to the same period one year ago is primarily a result of an increase in net revenues in the Americas and Asia Pacific, with EMEA remaining consistent. The increase in net revenues in the Americas is the result of increased sales of our embedded and external device enablement products and a slight increase in our device management products, offset by a decrease in our non-core products.

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

The following table presents gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Gross profit	$6,866	51.8%	$6,572	50.3%	$294	4.5%

In order of significance, the increase in gross profit as a percentage of net revenues for the three months ended March 31, 2007 as compared to the same period one year ago is in part due to the following factors: (i) a decrease in standard product costs as a result of product mix (ii) a decrease in manufacturing overhead costs and (iii) a decrease in the amortization of purchased intangible assets as a result of a majority of our purchased intangible assets becoming fully amortized; offset by (iv) an increase in royalty costs.

The following table presents gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Gross profit	$20,873	51.4%	$19,290	50.4%	$1,583	8.2%

The increase in gross profit as a percentage of net revenues for the nine months ended March 31, 2007 as compared to the same period one year ago is primarily due to a decrease in the amortization of purchased intangible assets as a result of a majority of our purchased intangible assets becoming fully amortized.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising and legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

The following table presents selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,323		$2,959		$364	12.3%
Professional fees & outside services	678		1,258		(580)	(46.1%)
Advertising and marketing	527		662		(135)	(20.4%)
Facilities	522		494		28	5.7%
Share-based compensation	291		169		122	72.2%
Depreciation	68		74		(6)	(8.1%)
Other	592		430		162	37.7%
Selling, general and administrative	$6,001	45.3%	$6,046	46.3%	$(45)	(0.7%)

In order of significance, the decrease in selling, general and administrative expense for the three months ended March 31, 2007 as compared to the same period one year ago is primarily due to: a decrease in legal and professional fees primarily as a result of the settlement of our outstanding litigation; offset by an increase in personnel-related expenses and share-based compensation primarily due to a $194,000 charge related to a consulting and severance agreement with our former Chief Financial Officer, Jim Kerrigan, annual merit increases and a small headcount increase.

The following table presents selling, general and administrative expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2007	Revenue	2006	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$9,373		$8,467		$906	10.7%
Professional fees & outside services	2,283		4,205		(1,922)	(45.7%)
Advertising and marketing	1,879		2,137		(258)	(12.1%)
Facilities	1,539		1,463		76	5.2%
Share-based compensation	702		499		203	40.7%
Depreciation	211		244		(33)	(13.5%)
Other	1,569		1,321		248	18.8%
Selling, general and administrative	$17,556	43.2%	$18,336	47.9%	$(780)	(4.3%)

In order of significance, the decrease in selling, general and administrative expense for the nine months ended March 31, 2007 as compared to the same period one year ago is primarily due to a decrease in legal and professional fees primarily as a result of the settlement of our outstanding litigation; offset by an increase in personnel-related expenses and share-based compensation due to annual merit increases, a $194,000 charge related to a consulting and severance agreement with our former Chief Financial Officer, Jim Kerrigan, and a small headcount increase.

Research and Development

Research and development expenses consist of personnel-related expenses, facility expenses and share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,352		$1,152		$200	17.4%
Facilities	176		152		24	15.8%
Professional fees & outside services	178		96		82	85.4%
Share-based compensation	97		55		42	76.4%
Depreciation	10		12		(2)	(16.7%)
Other	85		105		(20)	(19.0%)
Research and development	$1,898	14.3%	$1,572	12.0%	$326	20.7%

The increase in research and development expenses for the three months ended March 31, 2007 as compared to the same period one year ago is primarily due to an increase in personnel-related expenses and share-based compensation as a result of an increase in headcount and professional fees for outside consultants.

The following table presents research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2007	Revenue	2006	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,965		$3,173		$792	25.0%
Facilities	490		423		67	15.8%
Professional fees & outside services	396		246		150	61.0%
Share-based compensation	285		160		125	78.1%
Depreciation	30		36		(6)	(16.7%)
Other	332		247		85	34.4%
Research and development	$5,498	13.5%	$4,285	11.2%	$1,213	28.3%

The increase in research and development expenses for the nine months ended March 31, 2007 as compared to the same period one year ago is primarily due to an increase in personnel-related expenses and share-based compensation as a result of an increase in headcount and professional fees for outside consultants.

Provision for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Effective tax rate	1%	3%	2%	1%

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our net deferred tax assets for the three and nine months ended March 31, 2007 and 2006.

Other Income (Expense), Net

Other income (expense), net consists of gains (losses) on the sale of investments, foreign currency transactions and the disposal of fixed assets.

The following tables present other income (expense), net:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Other income (expense), net	$6	0.0%	$57	0.4%	$(51)	(89.5%	)

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Other income (expense), net	$733	1.8%	$(2)	0.0%	$735	(36750.0%	)

The increase in other income (expense), net for the nine months ended March 31, 2007 as compared to the same period one year ago is primarily due to $700,000 of income recognized on the sale of our investment in Xanboo.

Liquidity and Capital Resources

Since inception through fiscal 2007, we have financed our operations through the issuance of common stock and operating activities. We refer to the sum of cash and cash equivalents and marketable securities as “cash” for the purposes of discussing our cash balance and liquidity.

The following table presents details of our working capital and cash:

	March 31,	June 30,	Increase
	2007	2006	(Decrease)
	(In thousands)
Working capital	$5,302	$5,372	$(70)
Cash and cash equivalents	$7,483	$7,729	$(246)
Marketable securities	98	88	10
	$7,581	$7,817	$(236)

Working capital remained fairly consistent compared to the prior year. Our cash balances decreased slightly as a result of our cash management activities which include the timing of cash payments to our vendors and the timing of cash receipts from our customers.

We believe that our existing cash, cash equivalents, marketable securities and funds available from our line of credit will be adequate to meet our anticipated cash needs through at least the next twelve months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues, research and development, expenses associated with any strategic partnerships or acquisitions and infrastructure investments, and expenses related to government investigations and litigation, which could affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to raise capital by borrowing funds through bank loans, the selling of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

In May 2006, we entered into a two-year secured revolving Loan and Security Agreement ("Line of Credit”) with a bank, which provides for borrowings up to $5.0 million. The borrowing capacity is limited to eligible accounts receivable as defined under the Line of Credit. Borrowings under the Line of Credit bear interest at the prime rate plus 1.75% per annum. We are required to pay an unused line fee of 0.50% on the unused portion of the Line of Credit. As of March 31, 2007, we had no borrowings against the Line of Credit.

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, foreign value added tax account deposits and security deposits:

	March 31,	June 30,
	2007	2006
	(In thousands)
Available borrowing capacity	$2,253	$2,221
Outstanding letters of credit	$1,280	$1,594

During March 2006, we entered into a lease agreement whereby the lessor will advance an amount not to exceed $1.0 million for the implementation of a new enterprise resource planning (“ERP”) information system to manage our business operations. During the ERP implementation period, we will pay interest of 9.0% on the amounts advanced. The lease agreement states that the aggregate amount advanced to us by the lessor will be repaid over a three-year period following the completion of the ERP implementation. As of March 31, 2007, we had incurred costs of $500,000 in connection with the ERP implementation which have or will be advanced by the lessor.

As of March 31, 2007, approximately $2.2 million of our cash is held in foreign subsidiary bank accounts. This cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations is subject to approval by the foreign location board of directors.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net cash (used in) provided by:
Net (loss) income	$(1,070)	$399	$(1,634)	$(4,513)
Non-cash operating expenses, net	461	(863)	1,372	2,853
Changes in operating assets and liabilities:
Accounts receivable	710	649	309	802
Inventories	(1,235)	(430)	(1,580)	(117)
Contract manufacturers' receivable	(321)	(605)	(305)	(793)
Prepaid expenses and other current assets	73	22	48	(265)
Other assets	3	(40)	(3)	(12)
Accounts payable	1,131	2,342	2,403	3,441
Accrued payroll and related expenses	(133)	(174)	171	(11)
Accrued settlements	-	-	(400)	-
Warranty reserve	(29)	(207)	(248)	(483)
Other liabilities	(27)	(800)	(644)	19
Net cash (used in) provided by operating activities	(437)	293	(511)	921
Net cash used in investing activities	(125)	(323)	(396)	(455)
Net cash provided by financing activities	280	107	597	228
Effect of foreign exchange rate changes on cash	21	84	64	(29)
(Decrease) Increase in cash and cash equivalents	$(261)	$161	$(246)	$665

Operating activities used cash during the three months ended March 31, 2007. This was the result of a net loss, offset by cash provided by operating assets and liabilities and non-cash operating expenses. The non-cash items that had a significant impact on the net loss included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash used in operating activities included (i) an increase in inventories as a result of the timing of inventory receipts (ii) an increase in the contract manufacturers’ receivables due to the timing of shipments and cash collections; offset by (iii) decrease in accounts receivable as a result of lower sales and the timing of cash collections and (iv) increase in accounts payable as a result of the timing of payments to vendors.

Operating activities provided cash for the three months ended March 31, 2006. This was primarily the result of the net income and net cash provided from changes in operating assets and liabilities, offset by non-cash operating expenses.  Non-cash items that had a significant impact on net income included litigation settlement recovery, offset by depreciation, amortization of purchased intangible assets and share-based compensation. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash provided in operating activities included (i) an increase in accounts payable as a result of the timing of cash payments (ii) a decrease in accounts receivable as a result of the timing of cash collections; offset by (iii) an increase in inventories due to the timing of shipments (iv) a reduction in the warranty reserve to reflect lower expected warranty return rates (v) an increase in the contract manufacturers’ receivables due to the timing of shipments and cash collections and (vi) a decrease in other liabilities due to the timing of payments.

Investing activities used cash during the three months ended March 31, 2007 and 2006. This was due to the purchase of property and equipment.

Financing activities provided cash during the three months ended March 31, 2007 and 2006. This was due to proceeds from the sale of common shares through employee stock option exercises and the Employee Stock Purchase Plan offset by repayments on capital lease obligations.

Operating activities used cash during the nine months ended March 31, 2007. This was the result of a net loss and cash used by operating assets and liabilities, offset by non-cash operating expenses. The non-cash items that had a significant impact on the net loss included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash used in operating activities included (i) an increase in inventories due to the timing of inventory receipts, (ii) a decrease in other liabilities as a result of the timing of payments to vendors, (iii) a decrease in accrued settlements as a result of the payment of the Digi settlement (iv) a reduction in the warranty reserve to reflect lower expected warranty return rates and (v) an increase in the contract manufacturers’ receivables due to the timing of shipments and cash collections; offset by (vi) an increase in accounts payable as a result of the timing of cash payments to vendors.

Operating activities provided cash for the nine months ended March 31, 2006. This was primarily the result of the net loss offset by net cash provided from changes in operating assets and liabilities and non-cash operating expenses.  Non-cash items that had a significant impact on net loss included litigation settlement costs, depreciation, amortization of purchased intangible assets and share-based compensation. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash provided in operating activities included (i) an increase in accounts payable as a result of the timing of cash payments (ii) a decrease in accounts receivable as a result of the timing of cash collections; offset by (iii) a reduction in the warranty reserve to reflect lower expected warranty return rates and (iv) an increase in the contract manufacturers’ receivables due to the timing of shipments and cash collections.

Investing activities used cash during the nine months ended March 31, 2007 and 2006. This was due to the purchase of property and equipment.

Financing activities provided cash during the nine months ended March 31, 2007 and 2006. This was due to proceeds from the sale of common shares through employee stock option exercises and the Employee Stock Purchase Plan offset by repayments on capital lease obligations.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2007.

Factors Affecting Future Operating Results

A description of the risk factors associated with our business is included in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.

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

The following table presents our cash and cash equivalents and marketable securities:

	March 31,	June 30,
	2007	2006
	(In thousands)
Cash and cash equivalents	$7,483	$7,729
Marketable securities	98	88
	$7,581	$7,817

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

The following table presents our cash balance held in foreign currencies:

	March 31,	June 30,
	2007	2006
	(In thousands)
Cash held in foreign currencies	$2,292	$2,554

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal quarter ended March 31, 2007. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Notes 10 and 11 to our Notes to the Unaudited Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by reference.

Item 1A. Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. This should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto, and other parts of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

The following table presents sales to our significant customers as a percentage of net revenue:

	March 31,
	2007	2006
Top five customers (1)	34%	41%
Ingram Micro	12%	13%
Tech Data	7%	12%

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

We are currently involved in litigation, including a federal securities class action lawsuit. We recently concluded multiple securities lawsuits and litigation with a former executive officer. We may have an obligation to continue to indemnify the former executive officer and defend any violations that he has been charged with. There is a risk that our insurance carriers may not reimburse us for such costs. Any lawsuit may involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources. Except as described in this Form 10-Q, we do not know what the outcome of outstanding legal proceedings will be and cannot determine the extent to which these resolutions might have a material adverse effect on our business, financial condition or results of operations. The results of litigation are inherently uncertain, and adverse outcomes are possible. For a more detailed description of our current and recent litigation, see Note 10 and 11 to the notes to our condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q.

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

The following table presents our sales within geographic regions:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2007	Revenue	2006	Revenue	$	%
	(In thousands, except percentages)
Americas	$25,476	62.8%	$24,077	62.9%	$1,399	5.8%
EMEA	10,195	25.18%	10,169	26.6%	26	0.3%
Asia Pacific	4,925	12.1%	4,012	10.5%	913	22.8%
	$40,596	100.0%	$38,258	100.0%	$2,338	6.1%

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

The following table presents our inventory and reserve for excess and obsolete inventory reserve:

	March 31,	June 30,
	2007	2006
	(In thousands)
Raw materials	$3,032	$3,863
Finished goods	7,201	6,518
Inventory at distributors	1,605	1,690
Large scale inregration chips *	1,034	731
Inventories, gross	12,872	12,802
Reserve for excess and obsolete inventories	(3,038)	(4,689)
Inventories, net	$9,834	$8,113

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

10.1
Consulting, Severance and Release Agreement effective as of January 22, 2007 between Lantronix, Inc. and James Kerrigan (incorporated by reference to Exhibit 10.1 filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2007).

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

Date: May 3, 2007	LANTRONIX, INC. (Registrant)

	By:	/s/ Marc H. Nussbaum

Marc H. Nussbaum Chief Executive Officer (Principal Executive Officer)

By:	/s/ Reagan Y. Sakai

Reagan Y. Sakai Chief Financial Officer and Secretary (Principal Financial Officer)