Form 10-K
period 2007-06-30
LANTRONIX INC
filed 2007-09-11
CIK 1114925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to __________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 2b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filed ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock on December 31, 2006, as reported by the NASDAQ Capital Market, was approximately $43,516,000. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Securities and Exchange Commission and is as of December 31, 2006. This determination of affiliate status is not a conclusive determination for other purposes.

As of September 4, 2007, there were 59,871,809 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K incorporate information by reference from portions of the registrant’s 2007 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2007 fiscal year.

LANTRONIX, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2007

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are urged to carefully review the cautionary statements made by the Company in this report concerning risks and other factors that may affect the Company’s business and operating results, including those made in this report under the caption “Risk Factors,” in Part I, Item 1A and elsewhere in this report as well as the Company’s other reports filed with the Securities and Exchange Commission (“SEC”). We may from time to time make additional forward-looking statements in our filings with the SEC, in our reports to our stockholders and elsewhere. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update any forward-looking statement that may be made from time to time by us or on our behalf.

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

We have a history of providing devices that enable information technology (“IT”) equipment to network using standard protocols for connectivity, including Ethernet and wireless. Our first device was a terminal server that allowed “dumb” terminals to connect to a network. Building on the success of our terminal servers, in 1991 we introduced a complete line of print servers that enabled users to inexpensively share printers over a network. Since then, we have continually refined our core technology and have developed additional innovative networking solutions that expand upon the business of providing our customers network connectivity. With the expansion of networking and the Internet, our technology focus has been increasingly broader and has expanded beyond IT equipment, so that our device solutions provide a product manufacturer with the ability to network its products within the industrial, service and commercial markets referred to as machine-to-machine (“M2M”) networking.

Our primary products and technology have focused on “device enablement” solutions that enable individual electronic products to be connected to a network and the data center market for “device management” solutions that connect or bridge groups of devices onto the network for the primary purpose of remote access. We are expanding our device management solutions to address applications outside the data center and have recently launched new products to help manage equipment at remote branch offices and a new product category that provides a reliable, single point of control and data flow management for potentially thousands of networked devices. Together, the device enablement and device management product lines constitute our growth strategy and make up our “M2M device networking business,” which we formerly referred to as our “core business.” In addition, we continue to sell certain older legacy “non-core” products which we expect to exit in fiscal 2008. Products within the non-core category include print servers, visualization (optically-based video extenders), serial terminal servers and serial cards for servers. Expansion of our business is directed at our M2M device networking business and we no longer invest R&D or marketing resources in our non-core product lines.

Today, our solutions include fully integrated hardware and software devices, as well as software tools, to develop related customer applications. Because we deal with network connectivity, we provide solutions to extremely broad market segments, including information technology, security, industrial, retail, medical, building automation, transportation and others. Our technology is used to provide networking capabilities to products such as building heating ventilation and air conditioning systems, elevators, process control equipment, vending machines, thermostats, security cameras, RF ID readers, bar code scanners, scales, temperature sensors, blood analyzers, turnstiles, card readers, point of sale terminals, audio-visual projectors, time clocks, and virtually any product that has some form of electronic control capability.

We sell our products through a global network of distributors, resellers and manufacturer representatives, systems integrators, value-added resellers (“VARs”) and original equipment manufacturers (“OEMs”). In addition, we sell directly to selected accounts.

Our common stock is currently traded on the NASDAQ Capital Market under the symbol LTRX.

Our worldwide headquarters is located in Irvine, California, and we have sales offices in France and Hong Kong. We also have employees (primarily sales) working from home offices in other areas of the world, including Germany, the United Kingdom, Japan and the Netherlands.

We provide information regarding our company and our products on our Internet website, www.lantronix.com.

Our Strategy

Our business strategy is based on our proven capability to develop fully integrated device enablement and remote connection solutions that increase the value of our customers’ products and services by making it easy to access and monitor devices over the Internet or private local network. Our technology is easy to integrate and typically provides our customer’s device with compatibility with industry-wide standards such as Ethernet, the Internet, WiFi, standard web browsers and enterprise security standards. By using our device enablement technology, customers can reduce basic data connection costs, reduce maintenance and repair costs, create differentiation based on better service and can create new revenue sources from device related services.

This strategy is accomplished by providing our customers with hardware and software that connect devices to a network and intelligently manage and control them. With our 18 years of networking expertise, knowledge of industry trends and our capability to develop solutions based on open industry-standards, we believe we have been able to anticipate our customers’ device networking technology requirements and offer solutions that enable them to achieve their connectivity objectives. By providing a complete solution of hardware and integrated software, we have been able to provide “turnkey” solutions for network enabling a device, eliminating the need for our customers to build expensive design and manufacturing expertise in-house. This results in savings to the customer both in terms of financial investment and time.

During the fiscal quarter ended September 30, 2006, we renamed our product lines to reflect our single focus on M2M device networking and our broadening product portfolio and entry into new adjacent applications. The Company reports its two M2M device networking product lines as “device enablement” (formerly “device networking”), and “device management” (formerly “IT management”). The non-core category, representing older legacy products, now includes terminal servers formerly categorized as a part of “IT management” and all prior periods have been adjusted to conform to the new presentation.

The following describes our M2M device networking product lines:

•
Device Enablement - We offer an array of embedded and external device enablement solutions that enable integrators and manufacturers of electronic and electro-mechanical products to add network connectivity, manageability and control. Our customers’ products originate from a wide variety of applications within the M2M market, from blood analyzers that relay critical patient information directly to a hospital’s information system, to simple devices such as time clocks, allowing the user to obtain information from these devices and to improve how they are managed and controlled. We also offer products such as multi-port devices servers that enable devices outside the data center to cost effectively share the network connection and convert various protocols to industry standard interfaces such as Ethernet and the Internet.

•
Device Management -We offer off-the-shelf appliances such as console servers, digital remote KVM extenders, and power control products that enable IT professionals to remotely connect, monitor and control network infrastructure equipment, distributed branch office equipment and large groups of servers using highly secure out-of-band management technology. In addition, we offer off-the-shelf appliances that enable IT professionals to reliably, remotely and simply monitor, configure and manage multiple devices from a single point of control.

The following describes our non-core product line:

•
Non-core - Over the years, we have innovated or acquired various product lines that are no longer part of our primary, core markets described above. In general, these non-core businesses represent decreasing markets and we minimize research and development in these product lines. Included in this category are terminal servers, visualization solutions, legacy print servers, software and other miscellaneous products. We have announced the end-of-life for almost all of our non-core products and expect a steep decline in non-core revenues in fiscal 2008 while we complete the exit of this product category.

Products

Device Enablement Solutions

M2M device networking is the technology that enables connectivity within a multitude of commercial and industrial vertical markets such as security, building automation, medical, industrial automation, point-of-sale and many others. We provide manufacturers, integrators and users with device enablement solutions that in some applications include the technology for products to be connected, managed and controlled over networks using standard protocols for connectivity, including wired Ethernet and WiFi wireless. As common, everyday products leverage the power of network connectivity, manufacturers and users are realizing the benefits of networking. Our device enablement solutions represent complete engineered solutions that dramatically shorten a manufacturer’s development time to implement network connectivity, provide competitive advantages with new features, greatly reducing engineering and marketing risks. Our hardware solutions include large scale integration (“LSI”) chips, embedded modules (embedded web servers) for mounting into our customer’s product (completed circuit boards or intelligent connectors with electronic components and the necessary connectors and software), and external hardware modules (device servers) with one or two ports that can be connected to the customer’s product by cables. Embedded and external hardware modules incorporate a real-time operating system and application software required to make the devices effective. We also offer application- and industry-specific solutions for certain markets such as industrial device servers.

Our device servers allow a wide range of equipment to be quickly network-enabled without the need for intermediary gateways, workstations or PCs. Our device servers and web servers eliminate the high cost of ownership associated with networking, which frequently would otherwise require using PCs and workstations to perform connectivity and remote management functions. Our solutions contain high-performance processors capable of not only controlling the attached device, but in many cases are also capable of accumulating data and status. The accumulated data can then be formatted by the device server and presented to users via SNMP or e-mail. Our device servers have a built-in HTTP server, making them easy to manage using any standard Web browser.

In 2003, we introduced our XPort® embedded web server, which represented an improvement in technology and a reduction in physical size and price for this type of functionality. The thumb-sized XPort® is a self-contained network communications server and miniaturized web server enclosed within a rugged RJ-45 connector package, which can be embedded in virtually any electronic product. Products incorporating XPort® often have their own IP address on a network and can be configured to be accessible from any web browser, including a wireless PC or Internet-enabled cell phone, from anywhere in the world. The XPort® can serve up Internet-standard web pages, initiate e-mails for notifications or alerts, and can be configured to run other applications as defined and developed by the device manufacturer. XPort® makes it simple for a product manufacturer to connect, because the XPort® includes a complete, integrated solution with a 10/100 Base-T Ethernet connection, a reliable and proven operating system, an embedded web server, flexible firmware, a full TCP/IP protocol stack, and optional encryption. The relatively low price of the XPort®, and the speed and ease with which a manufacturer can design the device into its products, can make many products more attractive by cost-effectively providing network connectivity.

In March 2004, we introduced WiPort™, a wireless (and wired) embedded web server with substantially the same functionality as XPort®, but with an 802.11 standard wireless configuration for embedded application in products and situations where a wired Ethernet environment is not available or practical.

In August 2004, we introduced WiBox®, an external wireless device server. WiBox® dual-port device servers enable users to connect equipment to 802.11b/g networks via serial or Ethernet, quickly and easily. By merging wireless networking and Lantronix device server technology, WiBox® simplifies connectivity to devices in applications where mobility is required or cabling is impractical.

In January 2007, we introduced the XPort® Direct™, an embedded networking device gateway module and the latest offering in our XPort® family. The XPort® Direct™ embedded device gateway is a complete, miniaturized communications subsystem targeted at applications that need to move commands, status and information over IP networks or the Internet, to or from remote devices. The XPort® Direct™ is designed to bring Ethernet and Internet connectivity to new high-volume, cost-sensitive applications in commercial and consumer markets.

In February 2007, we introduced the IntelliBox®-I/O 2100, a fully programmable external device server, which automates the task of managing remote equipment and associated reporting. Powered by Lantronix EventTrak™ technology, the IntelliBox® enables customers to connect their industrial, commercial, medical, retail and security equipment to IP networks and the Internet to automatically monitor and respond to events in real-time with no human intervention.

In April 2007, we introduced the MatchPort™ b/g, our third generation, full-featured, secure, embedded wireless (802.11 b/g) networking device server module. With the MatchPort™ b/g, OEM manufacturers can easily design-in standards compliant, secure 802.11 b/g wireless connectivity giving their products mobility and remote management capabilities. MatchPort™ b/g is suited for a variety of vertical applications including telematics/transportation, security access control, building/industrial automation, medical, retail/POS and power/utilities metering.

We also offer products such as multi-port device servers that enable devices outside the data center to cost effectively share the network connection and convert various protocols to industry standard interfaces such as Ethernet and the Internet.

In July 2007, we introduced the expansion of our Industrial Device Networking product offerings with a new family of industrial Ethernet switches. The XPress-Pro SW™ series complements our current XPress line of industrial device servers by adding a line of five and eight-port managed and unmanaged hardened Ethernet switches.

Device Management Solutions

Our device management solutions are single and multi-port products (up to 48 ports) that primarily provide IT professionals with the tools they need to remotely connect to the out-of-band management ports on computers and associated equipment. These solutions include console servers, remote keyboard, video, mouse (“KVM”) servers and managed power distribution products and terminal servers.

Our customers use these solutions to monitor and run their systems to ensure the performance and availability of critical business information systems, network infrastructure and telecommunications equipment. The equipment our solutions manage includes routers, switches, servers, phone switches and public branch exchanges that are often located in remote or inaccessible locations.

Our console servers provide system administrators and network managers a way to connect with their remote equipment through an interface called a console port, helping them work more efficiently without having to leave their desk or office. Console ports are usually found in Unix, Linux servers and on special purpose data center equipment such as environmental monitoring/control systems, communications switches and storage devices. With remote access, system downtime can be reduced, improving business efficiency. Our console servers provide IT professionals with peace-of-mind through extensive security features, and in some cases, provisions for dial-in access via modem. These solutions are provided in various configurations and can manage up to 48 devices from one console server.

In addition, our ManageLinx™ device management solutions provide M2M service organizations with the tools they need to remotely connect many network-enabled devices. These enterprise level solutions provide secure connectivity making it simple to maintain, configure, monitor and control large device networking deployments. ManageLinx™ will be entering initial customer testing in fiscal 2008.

In September 2005, we introduced SecureLinx™ Management Appliance, our first management appliance for the data center market. This product enables IT administrators to aggregate and manage an entire complex of multiple console serves, remote KVM servers and power devices used in multiple racks of equipment.

In March 2007, we introduced SecureLinx Spider™, our IP-based “Distributed KVM” remote server management solution. The SecureLinx Spider™ is a cable-friendly, single port, KVM to IP converter small enough to be held in one hand. The SecureLinx Spider™ compresses keyboard, video and mouse signals, sending them over the network or Internet to a remote PC or handheld device running industry-standard Web browsers.

Non-core Businesses: Visualization Solutions, Print Servers and Other Legacy Products

Over a period of years, primarily as a result of product technology acquired through acquisitions, we have product categories that no longer represent the focus of future research and development and expansion; in other cases these products are legacy products developed and sold in the past, but are no longer part of our strategic focus. We have announced the end-of-life for almost all of our non-core products and expect a steep decline in non-core revenues in fiscal 2008 while we complete the exit of this product category.

We offer visualization solutions that provide switching and optical extension of high performance video, audio, keyboard and mouse over long distances within a building or campus environment. Products include video display extenders, analog KVM extension systems and matrix hubs. Our analog remote KVM products provide a valuable solution for extending and sharing audio, video, keyboard and mouse signals among many users and over optical cable without loss of resolution. KVM products enable a single keyboard, monitor and mouse to be switched between multiple computers, providing immediate access and control from a single location. The customers for these devices typically are companies that need to isolate users from the core computing center for security reasons, or require high speed video sources to be shared among many users. Our visualization solutions can be found in government agencies and at customers involved with large scale simulation and display applications. We announced the end of life of these visualization products and exited this product line in 2007.

Early in our business history, we provided external print servers that connect various printers to a network for shared printing tasks. Over the years, we have updated and continue to provide print servers that work with a myriad of operating systems and network configurations. The requirement for external print servers is decreasing, as printer manufacturers have incorporated networking hardware and software as part of many printers. We intend to exit this product line in fiscal 2008.

We acquired a line of low-cost products that we market under the “Stallion” brand. Stallion products include a variety of network servers and a range of multi-port serial I/O cards. We intend to exit this product line in fiscal 2008.

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

The following table presents net revenues by product line. Definitions of these families have been modified slightly from time to time, and the data has been revised to conform to the current definitions:

		Years Ended June 30,
Product Line	Primary Product Function	2007	2006	2005
		(In thousands)
Device enablement	Enable electronic products to become network enabled.	$39,734	$35,419	$29,979

Device management	Allow the user to control equipment by way of a network using a wide range of protocols. This category includes console servers and remote digital KVM.	8,866	7,676	7,753
Total M2M device networking net revenues		48,600	43,095	37,732

Non-core	Includes terminal servers, visualization solutions, legacy print servers, serial board, software and miscellaneous products.	6,706	8,848	10,770
Total net revenues		$55,306	$51,943	$48,502

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for disclosures about operating segments in annual consolidated financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in one segment, networking and Internet connectivity.

Customers

Distributors

Our principal customers are our distributors, which account for the largest percentage of our net revenues. Distributors resell our products to a wide variety of end customers, including consumers, corporate customers and VARs. We sell to a group of thirteen major distributors, some of which operate from multiple warehouses. Our major distributors in the Americas region include: Ingram Micro, Tech Data, KMJ Communications, Arrow Electronics, Inc and Symmetry Electronics. In Europe, the Middle East and Africa (“EMEA”) region, we distribute to the following major distributors: Sphinx Computer Vertriebs GmbH, Jade Communications, LTD, Atlantik Systems GmbH, transtec AG (a related party due to common ownership by our largest stockholder), Astradis Elecktronik GmbH and Acal plc. In the Asia Pacific region, we distribute to the following major distributors: Nissin Systems, Co., Ltd and PowerCorp Pty Ltd.

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

Our external device enablement solutions enable end users to quickly, securely and easily connect their devices and equipment to networks, extending the life of existing investments. We provide a number of support services including telephone-based sales and technical support as well as a wide array of Internet-based resources. In many cases, the customer simply has to call in to obtain assistance in identifying which networking device would be most appropriate for their need. After buying the devices from us or one of our distributors, a customer often only has to plug a cable from their device to our external device, and then plug our device into their network.

Customer Concentrations

The following table presents sales to our significant customers and a related party as a percentage of net revenues:

	Years Ended June 30,
	2007	2006	2005

Top five customers (1)	34.0%	38.0%	42.0%
Ingram Micro	12.0%	13.0%	16.0%
Tech Data	8.0%	10.0%	11.0%
Related party	2.0%	3.0%	2.0%

(1) Includes Ingram Micro and Tech Data.

No other customer represented more than 10% of our annual net revenues during these fiscal years. An international customer, transtec AG, is a related party due to common ownership by our largest stockholder and Lantronix director, Bernhard Bruscha.

The following table presents our net revenues by geographic region:
	Years Ended June 30,
	2007	2006	2005
Americas	63.2%	62.5%	64.3%
EMEA	25.3%	27.1%	27.2%
Asia Pacific	11.5%	10.4%	8.5%
Total	100.0%	100.0%	100.0%

Information concerning our customer concentrations and sales by geographic region can be found in Part IV, Item 15 of this Annual Report on Form 10-K and is presented in footnote 14 to our notes of our consolidated financial statements. Please see Part I, Item 1A “Risk Factors” below for a discussion of the risks associated with foreign sales.

Sales and Marketing

We maintain both an inside and a field sales force to provide management and support to our worldwide network of selling partners. Over the past several years, we have expanded our network of sales partners and have developed an indirect sales model, using manufacturers’ representatives, VARs and other resellers throughout the world. We have sales managers in major regions throughout the world to manage our relationship with our sales partners, identify and develop major new sales opportunities and increase penetration at existing high potential accounts. We implement marketing programs, tools and services specifically geared to drive demand for our products.

The following table presents the number of our employees that participate in sales and marketing activities:

	Years Ended June 30,
	2007	2006	2005

Sales and marketing	66	64	56

We believe that our multi-channel approach provides several advantages. We can engage the customers and end users through their channel of choice, making our solutions available from a variety of sources. We can concentrate on developing new relationships at accounts that we believe represent our largest opportunities while our sales partners continue to identify new incremental opportunities and service existing customers.

Our device enablement solutions are principally sold to manufacturers by our worldwide OEM sales force and our group of manufacturers’ representatives. We have continued to expand our use of manufacturers’ representatives and other resellers, leveraging their established relationships to bring our device enablement solutions to a greater number of customers within the OEM market.

We market and sell our device management solutions and select external device enablement solutions through information technology resellers, industry-specific system integrators, VARs and directly to end user organizations. Resellers and integrators will often obtain our products through distributors. These distributors supply our products to a broad range of VARs, system integrators, direct marketers, government resellers and e-commerce resellers. In turn, these distributor customers market, sell, install and, in most cases, support our solutions to the end users.

Manufacturing

A key element of our operations strategy is to outsource manufacturing to produce reliable, high quality products at competitive prices and to achieve on-time delivery to our customers.  This practice enables us to concentrate our resources on engineering, sales and marketing.

We utilize contract manufacturers located in the U.S., China, Malaysia and Taiwan.  Our contract manufacturers source raw materials, components and integrated circuits, in accordance with our pre-determined specifications and forecasts, and perform printed circuit board assembly, final assembly, functional testing and quality control. We believe this arrangement decreases our capital requirements and provides better raw material and component pricing, enhancing our gross margins and operating margins.  Please see Part I, Item 1A “Risk Factors” below for a discussion of the risks associated with contract manufacturing.

Research and Development

Our research and development efforts are focused on the development of technology and products that will enhance our competitive position in the markets we serve. Products are developed in-house and through outside research and development resources, which may be sourced on an OEM basis.

The following table presents the number of our employees that participate in research and development activities and our research and development expenses:
	Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Number of employees	45	45	37
Research and development expenses	$7,362	$5,999	$6,325

Developer Relations

Recruiting, informing and participating with third-party developers are integral parts of our ongoing strategy. We encourage, enable and support others in the development of vertical applications using our hardware, firmware and software products. With their help and investment in creating additional applications and markets for our products, we improve our ability to secure a defensible market position and loyal customers.

Competition

The markets in which we compete are dynamic and highly competitive. As these markets grow and develop, we expect competition to intensify. The following sets forth a partial list of current and potential competitors by techology:

Device Network-enabling Technologies

Companies such as Digi International, Inc., DPAC Technologies Corp., Echelon Corporation, Freescale Semiconductor, Inc., Moxa Technologies, MRV Communications, Inc., Quatech, Inc., Raritan, Rose Electronics, Sena Technologies Inc., Wind River Systems, Inc., and ZiLOG, Inc.

Equipment for Device management Solutions

Companies such as Avocent Corporation, Cisco Systems, Inc., Digi International, Inc., Moxa Technologies, MRV Communications, Inc., Open Gear and Perle Systems.

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

Environmental Matters

Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing processes. Our company quality manual requires all subcontractors and raw material suppliers to be ISO14001 certified. State agencies require us to report usage of environmentally hazardous materials and we have retained the appropriate personnel to help ensure compliance with all applicable environmental regulations. We actively manage and monitor compliance through our internal auditing program. We believe that our activities conform to present environmental regulations; however, increasing public attention has been focused on the environmental impact of semiconductor operations and these regulations may require us to fund remedial action regardless of fault.

In addition, the use and disposal of electronics is under increasing scrutiny and various countries have begun to adopt regulations such as the European Union’s Waste Electrical and Electronic Equipment (“WEEE”) and the Reduction of the use of certain Hazardous Substances in electrical and electronic equipment (“RoHS”) directives, which could require us to both redesign our products to comply with the standards and develop compliance administration systems. We expect additional countries and locations to adopt similar regulations in the future which may be more stringent than the current regulations. Currently however, we believe the majority of our commercial products are compliant with these emerging regulations.

While we have not experienced any materially adverse effects on our operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements. We have already invested significant resources into developing compliance tracking systems, and further investments may be required. Any failure by us to adequately restrict the discharge of hazardous substances could subject us to future liabilities or could cause our manufacturing operations to be suspended.

Employees

We have never experienced a work stoppage, none of our employees are currently represented by a labor union, and we consider our employee relations to be good.

The following table presents our part- and full-time employees:

	Years Ended June 30,
	2007	2006	2005

Research and development	45	45	37
Sales and marketing	66	64	56
Operations	21	21	24
General and administrative	29	27	27
Total employees	161	157	144

Backlog

Normally, we manufacture our products in advance of receiving firm purchase orders from our customers based upon our forecasts of worldwide customer demand. Most customer orders are placed on an as-needed basis and may be canceled or rescheduled by the customer without significant penalty. Accordingly, backlog as of any particular date is not necessarily indicative of our future sales. Because most of our business is on an as-needed basis, we do not rely on backlog as a metric of our operations.

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

Executive Officers of the Registrant

The following table presents the names, ages and positions held by all our executive officers. There are no family relationships between any director or executive officer and any other director or executive officer of Lantronix. Executive officers serve at the discretion of the board of directors.

Name	Age	Position

Marc H. Nussbaum	51	President and Chief Executive Officer
Reagan Y. Sakai	48	Chief Financial Officer and Secretary

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

REAGAN Y. SAKAI has served as our Chief Financial Officer and Secretary since November 2006. From April 2005 to October 2006, Mr. Sakai served as Chief Financial Officer for HyPerformix Corporation, a private software company based in Austin, Texas. From September 2003 to April 2005, Mr. Sakai served as Chief Financial Officer for VIEO Corporation, an early-stage software company.  From May 1999 to January 2003, Mr. Sakai served as Chief Financial Officer of Crossroads Systems Corporation, a public data storage routing company, where he oversaw the company's IPO in October 1999. Earlier in his career, Mr. Sakai held various financial positions with Exabyte Corporation, Maxtor Corporation, McDATA Corporation, and StorageTek Corporation. Mr. Sakai holds a BS degree and an MBA from the University of Colorado at Boulder.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves numerous risks and uncertainties. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section. This section should be read in conjunction with the consolidated financial statements and accompanying notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. If any of these risks or uncertainties actually occurs with material adverse effects on Lantronix, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Our quarterly operating results may fluctuate, which could cause our stock to decline.

We have experienced, and expect to continue to experience, significant fluctuations in net revenues, expenses and operating results from quarter to quarter. We, therefore, believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. Our short-term expense levels for ongoing operations are relatively fixed and are based on our expectations of future net revenues. If we were to experience a reduction in revenues in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that fiscal quarter would be harmed. If our operating results in future fiscal quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

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

If a major distributor or customer cancels, reduces or delays purchases, our net revenues might decline and our business could be adversely affected.

The number and timing of sales to our distributors have been difficult for us to predict. While our distributors are customers in the sense they buy our products, they are also part of our product distribution system. Some of our distributors could be acquired by a competitor and stop buying product from us.

The following table presents sales to our significant customers as a percentage of net revenues:

	Years Ended June 30,
	2007	2006	2005

Top five customers (1)	34.0%	38.0%	42.0%
Ingram Micro	12.0%	13.0%	16.0%
Tech Data	8.0%	10.0%	11.0%
Related party	2.0%	3.0%	2.0%

(1) Includes Ingram Micro and Tech Data.

The loss or deferral of one or more significant customers in a quarter could harm our operating results. We have in the past, and might in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation, the perception of our products and technology in the marketplace, could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our device networking solutions technology. Our sales are usually completed on a purchase order basis and we have few long-term purchase commitments from our customers.

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

We and our contract manufacturers are responsible for procuring raw materials for our products. Our products incorporate components or technologies that are only available from single or limited sources of supply. In particular, some of our integrated circuits are only available from a single source and in some cases are no longer being manufactured. From time to time, integrated circuits used in our products will be phased out of production. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we might be unable to purchase sufficient components to meet our demands, or we might incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have, in the past, been subject to market shortages and substantial price fluctuations. From time to time, we have been unable to meet our orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with many of our vendors to obtain necessary components or technology for our products. If we are unable to purchase components from these suppliers, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenues and risk losing customers and harming our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations. We have recently redesigned many of our products to comply with the new environmental Reduction of Hazardous Substances ("RoHS") standard. This standard is new for our supply chain and interruptions in parts supply due to the additional complexities and limited number of second source supply choices could adversely impact our business.

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

Environmental regulations such as the WEEE and RoHS directives may require us to redesign our products and to develop compliance administration systems.

Various countries have begun to require companies selling a broad range of electrical equipment to conform to regulations such as the WEEE and RoHS directives and we expect additional countries and locations to adopt similar regulations in the future. New environmental standards such as these could require us to redesign our products in order to comply with the standards, and require the development of compliance administration systems. We have already invested significant resources into developing compliance tracking systems, and further investments may be required. Additionally, we may incur significant costs to redesign our products and to develop compliance administration systems; however alternative designs may have an adverse effect on our gross profit margin. If we cannot develop compliant products timely or properly administer our compliance programs, our revenues may also decline due to lower sales, which would adversely affect our operating results.

If our research and development efforts are not successful, our net revenues could decline and our business could be harmed.

If we are unable to develop new products as a result of our research and development efforts, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenues from these products will be sufficient to justify our investment in research and development. In addition, if we do not invest sufficiently in research and development, we may be unable to maintain our competitive position. Our research and development may decrease, which may put us at a competitive disadvantage compared to our competitors and adversely affect our market position.

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

We recently concluded multiple securities lawsuits and litigation with a former executive officer. We may have an obligation to continue to indemnify the former executive officer and defend the securities violation that he has been charged with. There is a risk that our insurance carriers may not reimburse us for such costs. Any lawsuit may involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources. Except as described elsewhere in this Form 10-K, we do not know what the outcome of outstanding legal proceedings will be and cannot determine the extent to which these resolutions might have a material adverse effect on our business, financial condition or results of operations. The results of litigation are inherently uncertain, and adverse outcomes are possible. For a more detailed description of our current and recent litigation, see Note 10 to the notes to our consolidated financial statements of Part IV, Item 15 of this Form 10-K.

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

We outsource substantially all of our manufacturing to four manufacturers in Asia: Venture Electronics Services, Uni Precision Industrial Ltd., Universal Scientific Industrial Company, LTD and Hana Microelectronics, Inc. In addition, two independent third party foundries located in Asia manufacture substantially all of the Company’s large scale integration chips. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

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

Our international activities are subject to uncertainties, which include international economic, regulatory, political and other risks that could harm our business, financial condition or results of operations.

The following table presents our sales within geographic regions:

	Years Ended June 30,
	2007	2006	2005
Americas	63.2%	62.5%	64.3%
EMEA	25.3%	27.1%	27.2%
Asia Pacific	11.5%	10.4%	8.5%
Total	100.0%	100.0%	100.0%

We expect that international revenues will continue to represent a significant portion of our net revenues in the foreseeable future. Doing business internationally involves greater expense and many risks. For example, because the products we sell abroad and the products and services we buy abroad may be priced in foreign currencies, we could be affected by fluctuating exchange rates. In the past, we have lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we use contract manufacturers based in Asia to manufacture substantially all of our products. International revenues and operations are subject to numerous risks, including:

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

The following table presents our inventory and reserve for excess and obsolete inventory reserve:
	June 30,
	2007	2006
	(In thousands)
Finished goods	$7,848	$6,518
Raw materials	2,653	3,863
Inventory at distributors	1,876	1,690
Large scale integration chips *	1,530	731
Inventories, gross	13,907	12,802
Reserve for excess and obsolete inventory	(2,926)	(4,689)
Inventories, net	$10,981	$8,113

* This item is both sold individually and embedded into the Company's products.

In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our reserves and our operating results could be substantially harmed.

We are subject to export control regulations that could restrict our ability to increase our international revenue and may adversely affect our business.

Our products and technologies are subject to U.S. export control laws, including the Export Administration Regulations, administered by the Department of Commerce and the Bureau of Industry Security, and their foreign counterpart laws and regulations, which may require that we obtain an export license before we can export certain products or technology to specified countries. These export control laws, and possible changes to current laws, regulations and policies, could restrict our ability to sell products to customers in certain countries or give rise to delays or expenses in obtaining appropriate export licenses. Failure to comply with these laws and regulations could result in government sanctions, including substantial monetary penalties, denial of export privileges, and debarment from government contracts. Any of these could adversely affect our operations and, as a result, our financial results could suffer.

If we are unable to attract, retain or motivate key senior management and technical personnel, it could seriously harm our business.

Our financial performance depends substantially on the performance of our executive officers, key technical, marketing and sales employees. We are dependent in particular on Marc Nussbaum, our President and Chief Executive Officer. We are also dependent upon our technical personnel, due to the specialized technical nature of our business. If we were to lose the services of Mr. Nussbaum or any of our key personnel and were not able to find replacements in a timely manner, our business could be disrupted, other key personnel might decide to leave, and we might incur increased operating expenses associated with finding and compensating replacements.

If our OEM customers develop their own expertise in network-enabling products, it could result in reduced sales of our products and harm our operating results.

We sell to both resellers and OEMs. Selling products to OEMs involves unique risks, including the risk that OEMs will develop internal expertise in network-enabling products or will otherwise incorporate network functionality in their products without using our device networking solutions. If this were to occur, our sales to OEMs would likely decline, which could reduce our net revenues and harm our operating results.

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

Substantial litigation regarding intellectual property rights exists in our industry. For example, in May 2006 we settled a patent infringement lawsuit with Digi in which we signed an agreement with Digi to cross-license each other’s patents. In addition, we paid Digi $600,000 as part of the settlement. The results of litigation are inherently uncertain, and adverse outcomes are possible. Adverse outcomes may have a material adverse effect on our business, financial condition or results of operations. For a more detailed description of pending litigation, see Note 10 to the notes to our consolidated financial statements of Part IV, Item 15 of this Form 10-K.

There is a risk that other third parties could claim that our products, or our customers’ products, infringe on their intellectual property rights or that we have misappropriated their intellectual property. In addition, software, business processes and other property rights in our industry might be increasingly subject to third party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Other parties might currently have, or might eventually be issued, patents that pertain to the proprietary rights we use. Any of these third parties might make a claim of infringement against us. The results of litigation are inherently uncertain, and adverse outcomes are possible.

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

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position or require us to incur significant expenses to enforce our rights.

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

Also, the laws of some of the countries in which we market and manufacture our products offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third-parties to benefit from our technology without paying us for it. Consequently, we may be unable to prevent our proprietary technology from being exploited by others in the U.S. or abroad, which could require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impracticable. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property, which may harm our business, financial condition and results of operations.

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

During fiscal 2006, we began an upgrade of our existing enterprise resource planning (“ERP”) information system to manage our business operations. The possibility exists that our migration to the upgraded ERP information system could adversely affect our disclosure controls and procedures or our operations in future periods. The process of implementing information systems could adversely impact our ability to do the following in a timely manner: accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices, and all other business transactions related to the finance, order entry, purchasing, supply chain and human resource processes within the ERP system. Any such disruption could adversely affect our financial position, results of operations, cash flows and the market price of our common stock.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to evaluate periodically the effectiveness of their internal controls over financial reporting, and to include a management report assessing the effectiveness of their internal controls as of the end of each fiscal year. Beginning with our annual report on Form 10-K for our fiscal year ending June 30, 2008, we will be required to comply with the requirement of Section 404 of the Sarbanes-Oxley Act of 2002 to include in each of our annual reports an assessment by our management of the effectiveness of our internal controls over financial reporting. Beginning with our annual report on Form 10-K for our fiscal year ending June 30, 2009, our independent registered public accounting firm will issue a report assessing the effectiveness of our internal controls.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth fiscal quarter ended June 30, 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock was traded on the NASDAQ National Market under the symbol “LTRX” from our initial public offering on August 4, 2000 through October 22, 2002. On October 23, 2002 our listing was changed to the NASDAQ SmallCap Market, which has since been renamed the NASDAQ Capital Market. The number of holders of record of our common stock as of September 4, 2007 was approximately 80. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock:

	High	Low
Year Ended June 30, 2007
First Quarter	$2.13	$1.29
Second Quarter	1.78	1.36
Third Quarter	1.90	1.57
Fourth Quarter	1.61	1.24

Year Ended June 30, 2006
First Quarter	$1.56	$1.19
Second Quarter	1.67	1.26
Third Quarter	2.57	1.64
Fourth Quarter	2.77	1.98

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

Recent Sales of Unregistered Securities

We did not repurchase any of our common stock during the fourth fiscal quarter of 2007. Since July 1, 2003, we have issued the following unregistered securities:

In June 2006, we issued an aggregate of 84,053 shares in connection with the settlement of securities claims brought by former stockholders of Synergetic Micro Systems, Inc. The shares in the foregoing transactions were exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

Stock Price Performance Graph

The performance graph below is required by the SEC and shall not be deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act or the Exchange Act except to the extent we specifically incorporate this information by reference and shall not otherwise be deemed soliciting material or filed under such acts.

The graph below compares the cumulative total return to stockholders on our common stock with the cumulative total return on the NASDAQ Composite Index and the Research Data Group (“RDG”) Technology Composite for the period commencing June 30, 2002 and ending on June 30, 2007. The following graph assumes the investment of $100 in our common stock and in the two other indices, and reinvestment of all dividends.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below. Effective the first quarter of fiscal 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”). In accordance with SFAS 123R, we elected to adopt the standard using the modified prospective method. In March 2004, we completed the sale of our Premise business unit that was originally purchased in January 2002. Accordingly, the information set forth in the table below reflects the Premise business unit as a discontinued operation. The consolidated statements of operations data for the fiscal years ended June 30, 2007, 2006 and 2005 and the balance sheet data as of June 30, 2007 and 2006 are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the fiscal years ended June 30, 2004 and 2003, and the balance sheet data as of June 30, 2005, 2004 and 2003, are derived from the audited consolidated financial statements not included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for future periods.

	Years Ended June 30,
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data	(In thousands, except per share data)
Net revenues (1)	$55,306	$51,943	$48,502	$48,885	$49,389
Cost of revenues (2)	26,964	25,276	24,326	25,026	36,264
Gross profit	28,342	26,667	24,176	23,859	13,125
Operating expenses:
Selling, general and administrative	23,243	24,203	24,770	23,599	29,734
Research and development	7,362	5,999	6,325	7,854	9,809
Litigation settlement costs	90	960	-	-	1,533
Amortization of purchased intangible assets	72	20	65	148	602
Restructuring (recovery) charge	-	(17)	-	(2,093)	5,600
Impairment of goodwill and intangible assets	-	-	-	-	2,353
Total operating expenses	30,767	31,165	31,160	29,508	49,631
Loss from operations	(2,425)	(4,498)	(6,984)	(5,649)	(36,506)
Interest income (expense), net	(13)	46	(20)	50	248
Other income, net	749	1,376	173	(5,333)	(926)

Loss before income taxes and cumulative effect of accounting changes	(1,689)	(3,076)	(6,831)	(10,932)	(37,184)
Provision (benefit) for income taxes	34	(31)	229	(325)	250
Loss from continuing operations	(1,723)	(3,045)	(7,060)	(10,607)	(37,434)
Income (loss) from discontinued operations	-	-	56	(5,047)	(10,115)
Loss before cumulative effect of accounting changes	(1,723)	(3,045)	(7,004)	(15,654)	(47,549)
Cumulative effect of accounting changes:
Adoption of new accounting standard SFAS No. 142	-	-	-	-	-
Net loss	$(1,723)	$(3,045)	$(7,004)	(15,654)	(47,549)
Basic and diluted loss per share from continuing
operations before cumulative effect of accounting changes	$(0.03)	$(0.05)	$(0.12)	$(0.19)	$(0.69)
Income (loss) from discontinued operations	-	-	-	(0.09)	(0.19)
Loss before cumulative effect of accounting changes	(0.03)	(0.05)	(0.12)	(0.28)	(0.88)
Cumulative effect of accounting changes per share:
Adoption of new accounting standard SFAS No. 142	-	-	-	-	-
Net loss per share	$(0.03)	$(0.05)	$(0.12)	$(0.28)	$(0.88)

Weighted average shares (basic and diluted)	59,603	58,702	58,202	56,862	54,329

			As of June 30,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data			(In thousands)
Cash and cash equivalents	$7,582	$7,729	$6,690	$9,128	$7,328
Marketable securities	97	88	85	3,050	6,750
Working capital	5,587	5,372	7,824	12,087	17,312
Goodwill	9,488	9,488	9,488	9,488	9,488
Purchased intangible assets, net	485	610	559	2,056	4,275
Total assets	35,958	47,815	30,368	37,250	54,947
Long-term capital lease obligations	142	211	51	-	867
Accumulated deficit	(168,173)	(166,450)	(163,082)	(156,078)	(140,424)
Total stockholders' equity	17,228	16,778	18,468	24,791	37,717

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

Overview

We design, develop and market devices that make it possible to access, manage, control and configure electronic devices over the Internet and other networks. We are a leader in providing innovative networking solutions. We were initially formed as “Lantronix,” a California corporation, in June 1989. We reincorporated as “Lantronix, Inc.,” a Delaware corporation in May 2000. Our products are sold to distributors, OEMs, VARs, and systems integrators, as well as directly to end users. In this annual report on Form 10-K, we refer to the fiscal year ended June 30, 2007 as fiscal 2007, the fiscal year ended June 30, 2006 as fiscal 2006 and the fiscal year ended June 30, 2007 as fiscal 2005.

Fiscal Year 2007 Financial Highlights and Other Information

A summary of the key factors and significant events which impacted our financial performance during the fiscal year ended June 30, 2007 are as follows:

•
Net revenues of $55.3 million for the fiscal year ended June 30, 2007 increased by $3.4 million or 6.5% as compared to $51.9 million reported for the fiscal year ended June 30, 2006. The increase was primarily the result of a $5.5 million or 12.8% increase in our M2M device networking product lines offset by a $2.1 million or 24.2% decrease in our non-core product lines.

•	Gross profit as a percentage of net revenues was 51.2% for the fiscal year ended June 30, 2007 as compared to 51.3% reported for the fiscal year ended June 30, 2006.

•	Loss from operations as a percentage of net revenues was 4.4% for the fiscal year ended June 30, 2007 as compared to 8.7% for the fiscal year ended June 30, 2006.

•	Net loss of $1.7 million or $0.03 per diluted share, for the fiscal year ended June 30, 2007 improved from a loss of $3.0 million, or $0.05 per diluted share, for the fiscal year ended June 30, 2006.

•
Cash, cash equivalents and marketable securities decreased by $138,000 during fiscal 2007 to $7.7 million. The decrease in cash, cash equivalents and marketable securities was primarily the result of an increase in inventories and a net loss offset by an increase in our accounts payable. In addition, the change in our cash balances is significantly impacted by our cash management activities, which included the timing of cash payments to our vendors and the timing of cash receipts from our customers.

•
Net accounts receivable increased by $324,000 during fiscal 2007. Days sales outstanding (“DSO”) in receivables remained constant at 21 days as of June 30, 2007 and 2006, respectively. Our accounts receivable and DSO are primarily affected by the timing of shipments within the quarter, our collections performance and the fact that a significant portion of our net revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors). There can be no assurance that we will be able to maintain our DSO ratios consistent with historical trends and DSO ratios may increase in the future.

•
Net inventories were $11.0 million as of June 30, 2007 as compared to $8.1 million as of June 30, 2006. The change in inventories was primarily a result of an increase in (i) LSI chips, which are sold individually and embedded in our products and (ii) incremental inventories to support the launch of new products. Our annualized inventory turns in fiscal 2007 of 2.8 turns declined from the 3.4 turns in fiscal 2006.

Recent Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. We are currently evaluating the impact that the adoption of FIN 48 will have on our results of operations, financial position and liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by us to have a material impact on our present or future consolidated financial statements.

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

We do not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. A significant portion of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. Therefore, the recognition of net revenues and related cost of revenues from sales to distributors are deferred until the distributor resells the product. Net revenues from certain smaller distributors for which point-of-sale information is not available, is recognized approximately one month after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end user.

When product revenues are recognized, we establish an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenues would result.

Our products typically carry a one- or two-year warranty. In addition, certain products that were sold prior to August 2003 carry a five-year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, we sell extended warranty services, which extend the warranty period for an additional one to three years, depending upon the product. Warranty net revenues are recognized ratably over the warranty service period.

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

We also maintain a reserve for uncertainties relative to the collection of officer notes receivable. Factors considered in determining the level of this reserve include the value of the collateral securing the notes, our ability to effectively enforce collection rights and the ability of the former officers and one of our current directors to honor their obligations.

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

We perform goodwill impairment tests on an annual basis, and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill impairment testing requires us to compare the fair value of each reporting unit to its carrying amount, including goodwill, and record an impairment charge if the carrying amount of a reporting unit exceeds its estimated fair value. The determination of a reporting unit’s fair value requires significant judgment and is based on management’s best estimate, which generally considers the unit’s expected future earnings. If actual results are not consistent with our assumptions and judgments used in estimating fair value, we may be exposed to additional goodwill impairment losses. As of June 30, 2007, we have $9.5 million of goodwill reflected in our consolidated balance sheet.

We evaluate purchased intangible assets when indicators of impairment, such as reductions in demand or significant economic slowdowns, are present. Reviews are performed to determine whether the carrying values of these assets are impaired based on a comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the expected future cash flows using a discount rate based upon our weighted average cost of capital is used to estimate the fair value of the assets. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenues, the remaining estimated economic lives of the products and technologies, or both, could differ from those used to assess the recoverability of our purchased intangible assets. In the event they are lower, additional impairment charges or shortened useful lives of certain purchased intangible assets could be required. As of June 30, 2007, we have approximately $485,000 of purchased intangible assets reflected in our consolidated balance sheet.

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

During fiscal 2007, we concluded multiple securities lawsuits and litigation with Steven Cotton, a former executive officer. As a former executive officer, we have an obligation to indemnify Mr. Cotton and defend the securities violation that he has been charged with. There is a risk that our insurance carriers may not reimburse us for all such costs. Accordingly, legal expenses for Mr. Cotton’s defense are recorded as incurred and reimbursement of the legal expenses from insurance are recorded upon receipt. As of June 30, 2007, we had $138,000 of reimbursable legal expenses recorded as a liability on our consolidated balance sheets.

Consolidated Results of Operations

The following discussion of results of operations includes a discussion of continuing operations only. Certain amounts in the fiscal 2004 consolidated financial statements have been reclassified to conform with the current year presentation.

The following table presents the percentage of net revenues represented by each item in our consolidated statements of operations:

	Years Ended June 30,
	2007	2006	2005
Net revenues (1)	100.0%	100.0%	100.0%
Cost of revenues (2)	48.8%	48.7%	50.2%
Gross profit	51.2%	51.3%	49.8%
Operating expenses:
Selling, general and administrative	42.0%	46.6%	51.1%
Research and development	13.3%	11.5%	13.0%
Litigation settlement costs	0.2%	1.8%	0.0%
Amortization of purchased intangible assets	0.1%	0.0%	0.1%
Restructuring recovery	0.0%	0.0%	0.0%
Total operating expenses	55.6%	60.0%	64.2%
Loss from operations	(4.4%)	(8.7%)	(14.4%)
Interest income (expense), net	(0.1%)	0.2%	(0.1%)
Other income, net	1.4%	2.6%	0.4%
Loss before income taxes	(3.1%)	(5.9%)	(14.1%)
Provision (benefit) for income taxes	0.0%	0.0%	0.5%
Loss from continuing operations	(3.1%)	(5.9%)	(14.6%)
Income from discontinued operations	0.0%	0.0%	0.2%
Net loss	(3.1%)	(5.9%)	(14.4%)

(1) Includes net revenues from related party

(2) Includes amortization of purchased intangible assets

Fiscal Years Ended June 30, 2007 and 2006

Net Revenues by Product Line

The following table presents net revenues by product line:

	Years Ended June 30,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Device enablement	$39,734	71.9%	$35,419	68.2%	$4,315	12.2%
Device management	8,866	16.0%	7,676	14.8%	1,190	15.5%
M2M device networking	48,600	87.9%	43,095	83.0%	5,505	12.8%
Non-core	6,706	12.1%	8,848	17.0%	(2,142)	(24.2%)
Net revenues	$55,306	100.0%	$51,943	100.0%	$3,363	6.5%

The increase in net revenues for fiscal 2007 as compared to fiscal 2006 was primarily a result of an increase in net revenues from our device enablement and device management products offset by a decrease in our non-core products. The increase in our device enablement products was primarily due to an increase in volume in our embedded device enablement products, which included our XPort® and WiPort™ product families. The increase in device management product sales was primarily a result of an increase in our SecureLinx™ product sales. We are no longer investing in the development of our non-core product lines and we expect net revenues related to these products to continue to decline in the future as we focus our investment in our M2M device networking product lines.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Americas	$34,950	63.2%	$32,463	62.5%	$2,487	7.7%
EMEA	14,002	25.3%	14,094	27.1%	(92)	(0.7%)
Asia Pacific	6,354	11.5%	5,386	10.4%	968	18.0%
Net revenues	$55,306	100.0%	$51,943	100.0%	$3,363	6.5%

The increase in net revenues in the Americas region was primarily attributable to an increase in sales of device enablement and device management products offset by a decrease in non-core products. The increase in net revenues in the Asia Pacific region was primarily attributable to an increase in sales of embedded device enablement products. The decrease in net revenues in the EMEA (“Europe, Middle East and Africa”) region was primarily due to a decrease in non-core products offset by an increase in sales of our embedded device enablement and device management products.

Net Revenues by Significant Customer

The following table presents net revenues by significant customer and a related party as a percentage of net revenues:

	Years Ended June 30,
	2007	2006	2005

Top five customers (1)	34.0%	38.0%	42.0%
Ingram Micro	12.0%	13.0%	16.0%
Tech Data	8.0%	10.0%	11.0%
Related party	2.0%	3.0%	2.0%

(1) Includes Ingram Micro and Tech Data.

An international customer, transtec AG, is a related party due to common ownership by our largest stockholder and Lantronix director, Bernhard Bruscha.

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consisted primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, amortization of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Gross profit	$28,342	51.2%	$26,667	51.3%	$1,675	6.3%

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising and professional legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

The following table presents selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$12,522		$11,200		$1,322	11.8%
Professional fees & outside services	2,704		5,382		(2,678)	(49.8%)
Advertising and marketing	3,232		3,370		(138)	(4.1%)
Facilities	2,044		1,951		93	4.8%
Share-based compensation	922		736		186	25.3%
Depreciation	288		322		(34)	(10.6%)
Other	1,531		1,242		289	23.3%
Selling, general and administrative	$23,243	42.0%	$24,203	46.6%	$(960)	(4.0%)

In order of significance, the decrease in selling, general and administrative expense for fiscal 2007 as compared to fiscal 2006 was primarily due to a (i) decrease in legal and professional fees primarily as a result of the settlement of our outstanding litigation, which has led to lower legal fees; offset by (ii) an increase in personnel-related expenses and share-based compensation due to annual merit increases, (iii) a headcount increase and (iv) a $194,000 charge related to a consulting and severance agreement with our former Chief Financial Officer, Jim Kerrigan.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,315		$4,358		$957	22.0%
Facilities	667		579		88	15.2%
Professional fees & outside services	519		398		121	30.4%
Share-based compensation	378		255		123	48.2%
Depreciation	41		47		(6)	(12.8%)
Other	442		362		80	22.1%
Research and development	$7,362	13.3%	$5,999	11.5%	$1,363	22.7%

The increase in research and development expenses for fiscal 2007 as compared to fiscal 2006 was primarily due to an increase in personnel-related expenses and share-based compensation as a result of annual merit increases, an increase in average headcount and fees for outside consultants for research and development activities.

Litigation Settlement Costs

The following table presents litigation settlement costs:

	Years Ended June 30,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Litigation settlement costs	$90	0.2%	$960	1.8%	$(870)	(90.6%)

The decrease in litigation settlement costs for fiscal 2007 as compared to fiscal 2006 was primarily due to the litigation settlement accrual that was recorded during fiscal 2006.

The following table presents details of our litigation settlement costs:

	Years Ended June 30,
	2007	2006
	(In thousands)
Class Action and Synergetic	$90	$1,217
Patent infringement	-	165
Steve Cotton settlement recovery	-	(422)
Total litigation settlement costs	$90	$960

Other Income (Expense), Net

The following table presents other income (expense) net:

	Years Ended June 30,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Other income, net	$749	1.4%	$1,376	2.6%	$(627)	(45.6%)

The decrease in other income for fiscal 2007 as compared fiscal 2006 was primarily due to $700,000 of income recognized on the sale of our investment in Xanboo in fiscal 2007 as compared to $1.3 million of other income recognized in fiscal 2006.

 Provision (Benefit) for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Years Ended June 30,
	2007	2006

Effective tax rate	(2.0%)	(1.0%)

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

As a result of our cumulative losses, we provided a full valuation allowance against our net deferred tax assets in fiscal 2007 and 2006. As of June 30, 2007, we had net operating loss carryovers of $75.2 million and $42.5 million for federal and California state income tax purposes, respectively. The federal and California net operating loss carryovers begin to expire in fiscal years 2021 and 2013, respectively.

Fiscal Years Ended June 30, 2006 and 2005

Net Revenues by Product Line

The following table presents net revenues by product line:

	Years Ended June 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Device enablement	$35,419	68.2%	$29,979	61.8%	$5,440	18.1%
Device management	7,676	14.8%	7,753	16.0%	(77)	(1.0%)
M2M device networking	43,095	83.0%	37,732	77.8%	5,363	14.2%
Non-core	8,848	17.0%	10,770	22.2%	(1,922)	(17.8%)
Net revenues	$51,943	100.0%	$48,502	100.0%	$3,441	7.1%

The increase in net revenues for fiscal 2006 as compared to fiscal 2005 was a result of an increase in net revenues from our device enablement products, offset by a decrease in our device management products and our non-core products. The increase in our device enablement product line was primarily due to an increase in volume in our embedded device enablement products, which includes our XPort® products. The decrease in device management product sales was a result of a decrease in our SecureLinx product sales. We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment in device enablement and device management products.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Americas	$32,463	62.5%	$31,162	64.3%	$1,301	4.2%
EMEA	14,094	27.1%	13,213	27.2%	881	6.7%
Asia Pacific	5,386	10.4%	4,127	8.5%	1,259	30.5%
Net revenues	$51,943	100.0%	$48,502	100.0%	$3,441	7.1%

The increase in net revenues for fiscal 2006 as compared to fiscal 2005 was a result of an increase in net revenues across all of our geographic regions. The increase in net revenues in the Americas region is primarily attributable to an increase in sales of device enablement products offset by lower sales of device management and non-core products. The increase in net revenues in the EMEA and Asia Pacific regions is primarily due to an increase in sales of our device enablement products.

Net Revenues by Significant Customer

The following table presents net revenues by significant customer and a related party as a percentage of net revenues:

	Years Ended June 30,
	2006	2005
Top five customers (1)	38.0%	42.0%
Ingram Micro	13.0%	16.0%
Tech Data	10.0%	11.0%
Related party	3.0%	2.0%

(1) Includes Ingram Micro and Tech Data.

An international customer, transtec AG, is a related party due to common ownership by our largest stockholder, Bernhard Bruscha.

Gross Profit

Gross profit represents net revenues less cost of revenues. Cost of revenues consisted primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, amortization of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Gross profit	$26,667	51.3%	$24,176	49.8%	$2,491	10.3%

In order of significance, the increase in gross profit as a percentage of net revenues for fiscal 2006 as compared to fiscal 2005 was primarily due to the following factors: (i) a decrease in the amortization of purchased intangible assets as a result of a majority of our purchased intangible assets becoming fully amortized; (ii) a reduction in product warranty reserves to reflect a decrease in our product return rates; and (iii) a reduction in manufacturing overhead costs; offset by an increase in direct standard product costs as a result of a shift in the product mix of device enablement sales towards lower margin product sales.

Selling, General and Administrative

Selling, general and administrative expenses consisted primarily of personnel-related expenses including salaries, commissions and share-based compensation, facility expenses, information technology, trade show expenses, advertising, purchased patents and professional legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

The following table presents selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$11,200		$12,991		$(1,791)	(13.8%)
Professional fees & outside services	5,382		3,316		2,066	62.3%
Advertising and marketing	3,370		3,441		(71)	(2.1%)
Facilities	1,951		2,736		(785)	(28.7%)
Share-based compensation	736		171		565	330.4%
Depreciation	322		486		(164)	(33.7%)
Other	1,242		1,629		(387)	(23.8%)
Selling, general and administrative	$24,203	46.6%	$24,770	51.1%	$(567)	(2.3%)

In order of significance, the decrease in selling, general and administrative expense for fiscal 2006 as compared to fiscal 2005 was primarily due to the following factors: (i) a decrease in personnel-related expenses as a result of a reduction in average headcount for the period; (ii) a reduction in facilities expenses primarily due to a reduction in building rent expense for our Irvine facility; (iii) a reduction of advertising expenditures; (iv) a recovery of bad debts; partially offset by an increase in legal and professional fees primarily as a result of legal fees related to the fiscal 2006 patent litigation settlement and an increase in share-based compensation expense as a result of our adoption of SFAS 123R as of July 1, 2005.

Research and Development

Research and development expenses consisted primarily of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,358		$5,088		$(730)	(14.3%)
Facilities	579		590		(11)	(1.9%)
Professional fees & outside services	398		236		162	68.6%
Share-based compensation	255		-		255	-
Depreciation	47		45		2	4.4%
Other	362		366		(4)	(1.1%)
Research and development	$5,999	11.5%	$6,325	13.0%	$(326)	(5.2%)

In order of significance, the decrease in research and development expenses for fiscal 2006 as compared to fiscal 2005 was primarily due to the following factors: (i) a decrease in personnel-related expenses as a result of a reduction of average headcount for the period; partially offset by (ii) an increase in professional fees and outside services used to supplement our research and development activities and (iii) an increase in share-based compensation expense as a result of our adoption of SFAS 123R as of July 1, 2005. See our discussion above in the section entitled, Adoption of SFAS 123R, for additional detail.

Litigation Settlement Costs

The following table presents litigation settlement costs:

	Years Ended June 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Litigation settlement costs	$960	1.8%	$-	0.0%	$960	0.0%

The increase in litigation settlement costs for fiscal 2006 as compared to fiscal 2005 was primarily due to: (i) a $1.2 million settlement charge we recorded in connection with an agreement in principle to settle the outstanding class action lawsuits and (ii) a $165,000 settlement charge we recorded in connection with a six-year patent cross-license and litigation dismissal settlement agreement; offset by (iii) a $422,000 employment litigation settlement recovery in connection with the settlement of an employment suit brought by Steven Cotton, our former Chief Financial Officer and Chief Operating Officer.

Under the terms of the settlement of the employment suit we: (i) transferred to Mr. Cotton 150,000 shares of our common stock previously issued to Mr. Cotton pursuant to his exercise of stock options and held by us as collateral for notes given by Mr. Cotton in connection with his exercise of such stock options; (ii) relinquished any claims we might have had to shares of the our common stock in possession of Mr. Cotton; (iii) cancelled all remaining debt on the notes given by Mr. Cotton to us in connection with his exercise of such stock options; and (iv) dismissed with prejudice the cross-complaint it filed in the arbitration proceeding. Under the terms of the settlement, Mr. Cotton: (i) assigned to us 198,040 of the shares issued to Mr. Cotton pursuant to his exercise of the stock options referred to above; and (ii) dismissed with prejudice the lawsuit and arbitration proceedings referred to above. In connection with the settlement, we recorded a $422,000 litigation settlement recovery in the consolidated statements of operations for the fiscal year ended June 30, 2006 representing the fair value of the 198,040 shares collateralizing the cancelled notes for which we took a charge to operations of $1.2 million in fiscal 2002.

The following table presents details of our litigation settlement costs:

	Years Ended June 30,
	2006	2005
	(In thousands)
Class Action and Synergetic	$1,217	$-
Patent infringement	165	-
Steve Cotton settlement recovery	(422)	-
Total litigation settlement costs	$960	$-

Other Income (Expense), Net

The following table presents other income (expense) net:

	Years Ended June 30,
		% of Net		% of Net	Change
	2006	Revenues	2005	Revenues	$	%
	(In thousands, except percentages)
Other income, net	$1,376	2.6%	$173	0.4%	$1,203	(695.4%)

The increase in other income for fiscal 2006 as compared fiscal 2005 was primarily due to $1.3 million of other income recognized on the sale of our investment in Xanboo.

 Provision (Benefit) for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Years Ended June 30,
	2006	2005

Effective tax rate	(1.0%)	(3.4%)

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

Liquidity and Capital Resources

Liquidity

Since inception through fiscal 2007, we have financed our operations primarily through the issuance of common stock and operating activities. We refer to the sum of cash and cash equivalents and marketable securities as “cash” for the purposes of discussing our cash balance and liquidity.

The following table presents details of our working capital and cash:
	June 30,		Increase
	2007	2006	(Decrease)
	(In thousands)
Working capital	$5,587	$5,372	$215

Cash and cash equivalents	$7,582	$7,729	$(147)
Marketable securities	97	88	9
Total cash, cash equivalents and marketable securities	$7,679	$7,817	$(138)

Working capital increased from the prior year primarily as a result of an increase in accounts receivable and inventories partially offset by an increase in accounts payable, accrued payroll, other liabilities and cash. Our cash balances decreased primarily as a result of an increase in inventories and a net loss offset by an increase in accounts payable. In addition, the change in our cash balance is significantly impacted by our cash management activities, which included the timing of cash payments to our vendors and the timing of cash receipts from our customers.

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

In May 2006, we entered into a two-year secured revolving Loan and Security Agreement ("Line of Credit”) with a bank, which provides for borrowings up to $5.0 million. The borrowing capacity is limited to eligible accounts receivable as defined under the Line of Credit. Borrowings under the Line of Credit bear interest at the prime rate plus 1.75% per annum. We are required to pay an unused line fee of 0.50% on the unused portion of the Line of Credit. As of June 30, 2007, we had no borrowings against the Line of Credit.

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, foreign value added tax account deposits and security deposits:

	June 30,
	2007	2006
	(In thousands)
Available borrowing capacity	$3,462	$2,221
Outstanding letters of credit	$1,280	$1,594

During March 2006, we entered into a lease agreement whereby the lessor will advance an amount not to exceed $1.0 million for the implementation of an upgrade to our ERP information system to manage our business operations. During the ERP implementation period, we will pay interest of 9.0% on the amounts advanced. The lease agreement states that the aggregate amount advanced to us by the lessor will be repaid over a three-year period following the completion of the ERP implementation. As of June 30, 2007, we had incurred costs of $500,000 in connection with the ERP implementation which have or will be advanced by the lessor.

As of June 30, 2007, approximately $2.0 million of our cash was held in foreign subsidiary bank accounts. This cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations is subject to approval by the foreign location board of directors.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,
	2007	2006	2005
		(In thousands)
Net cash provided by (used in):
Net loss	$(1,723)	$(3,045)	$(7,004)
Adjustments to reconcile net loss to cash (used in) provided by operating activities	1,291	1,396	2,626
Changes in operating assets and liabilities:
Accounts receivable	(350)	(166)	141
Inventories	(2,881)	(958)	(315)
Contract manufacturers' receivable	(221)	(338)	289
Prepaid expenses and other current assets	7	11	843
Other assets	5	22	112
Accounts payable	3,152	3,161	650
Accrued payroll and related expenses	397	292	(303)
Accrued settlements	(400)	(200)	-
Warranty reserve	(247)	(555)	(522)
Restructuring reserve	(80)	(167)	(432)
Other liabilities	58	620	(455)
Net cash (used in) provided by operating activities	(992)	73	(4,370)
Net cash provided by investing activities	208	628	2,926
Net cash provided by (used in) financing activities	565	267	(910)
Effect of foreign exchange rate changes on cash	72	71	(84)
Increase (decrease) in cash and cash equivalents	$(147)	$1,039	$(2,438)

Operating activities used cash during fiscal 2007. This was primarily the result of a net operating loss and cash used by operating assets and liabilities offset by non-cash operating expenses.  In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash used in operating activities included (i) an increase in inventories as a result of an increase in large scale integration chips, which are sold individually and embedded in our products and incremental inventories to support the launch of new products; (ii) payment of accrued settlements; (iii) an increase in accounts receivable as a result of increased sales from the prior year; offset by an increase in (iv) accounts payable as a result of the timing of cash payments to vendors and (v) an increase in accrued payroll and related expenses due to the timing of our fiscal year end payroll. The non-cash items that had a significant impact on net loss included share-based compensation and depreciation partially offset by a gain on the sale of a long-term investment.

Operating activities provided cash during fiscal 2006. This was primarily the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss.  In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash provided by operating activities included (i) an increase in accounts payable as a result of the timing of cash payments to vendors and (ii) an increase in other liabilities primarily as a result of an increase in customer deposits; offset by (iii) an increase in inventories and a reduction in warranty reserve. The non-cash items that had a significant impact on net loss included share-based compensation, litigation settlement costs, amortization of purchased intangible assets and depreciation partially offset by a gain on the sale of a long-term investment.

Operating activities used cash during fiscal 2005. This was primarily the result of the net loss offset by non-cash operating expenses.  In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash used in operating activities included (i) cash payments applied to other liabilities, (ii) a reduction in the warranty reserve, (iii) cash payments applied towards the restructuring reserve, accrued payroll and related expenses, and (iv) an increase in the balance of inventories; offset by (i) a reduction in prepaid expenses and other current assets, accounts receivable and contract manufacturers’ receivable and (ii) an increase in accounts payable as a result of the timing of cash payments. The non-cash operating expenses that had a significant impact on net loss included amortization of purchased intangible assets, depreciation, share-based compensation, provision for inventories and foreign currency transaction gain.

Investing activities provided cash during fiscal 2007. This was primarily due to net proceeds received in connection with the partial sale of our equity interest in Xanboo of $700,000 offset by cash used in the purchase of property and equipment.

Investing activities provided cash during fiscal 2006. This was primarily due to net proceeds received in connection with the partial sale of our equity interest in Xanboo of $1.3 million offset by cash used in the purchase of property and equipment.

Investing activities provided cash during fiscal 2005. This was primarily due to net proceeds from the purchase and sale of marketable securities offset by cash used in the purchase of property and equipment.

Financing activities provided cash during fiscal 2007. This was primarily due to proceeds from the sale of common shares through employee stock option exercises and the Employee Stock Purchase Plan offset by repayments on capital lease obligations.

Financing activities provided cash during fiscal 2006. This was primarily due to proceeds from the sale of common shares through employee stock option exercises and the Employee Stock Purchase Plan offset by repayments on capital lease obligations.

Financing activities used cash during fiscal 2005. This was primarily due to a payment to retire our convertible note payable and payments on our line of credit offset by proceeds from the sale of common shares through employee stock option exercises and the Employee Stock Purchase Plan.

Contractual Obligations and Commitments

The following table presents our contractual payment obligations and commitments:

	Years Ending June 30,
	2008	2009	2010	2011	2012	Total
	(In thousands)
Purchase obligations	$7,432	$-	$-	$-	$-	$7,432
Accrued settlements	1,068	-	-	-	-	1,068
Operating leases	677	687	688	77	-	2,129
Capital leases	143	133	28	2	-	306
Total obligations and commitments	$9,320	$820	$716	$79	$-	$10,935

Purchase obligations primarily represent open purchase orders for inventory and other commitments in the ordinary course of business as of June 30, 2007.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2007 and 2006.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents our cash and cash equivalents and marketable securities:

	June 30,
	2007	2006
	(In thousands)
Cash and cash equivalents	$7,582	$7,729
Marketable securities	97	88
Total cash, cash equivalents and marketable securities	$7,679	$7,817

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

The following table presents our cash balance held in foreign currencies:

	June 30,
	2007	2006
	(In thousands)
Cash held in foreign currencies	$2,042	$2,554

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, related notes thereto and supplementary data required by this item are incorporated by reference from Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal year. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.
PART III

Certain information required by Part III is included in our 2007 Definitive Proxy Statement (the “Proxy Statement) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth in Part I, Item 1 in the section entitled “Executive Officers of the Registrant” above, and are incorporated herein by reference.

The following information is included in our Proxy Statement and is incorporated herein by reference:

•	Information regarding our directors is set forth under the proposal “Election of Directors.”

•	Information regarding our Audit Committee and designated “audit committee financial experts” is set forth under “Election of Directors — Audit Committee.”

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under "Other Information — Section 16(a) Beneficial Ownership Reporting Compliance.”

•
Information regarding procedures by which stockholders may recommend nominees to our board of directors is set forth under "Information Concerning Solicitation and Voting — Nomination of Director Candidates."

We have adopted the Code of Ethics, which applies to all of our directors, officers, and employees. The Code of Ethics operates as a tool to help our directors, officers, and employees understand and adhere to the high ethical standards we expect. Our Code of Ethics can be found on our website at www.lantronix.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website at the address specified above.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the sections in the Proxy Statement under the headings "Election of Directors — Director Compensation," “Executive Compensation — Compensation Discussion and Analysis,” “Executive Compensation — Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Executive Compensation — Compensation Committee Report,” “Executive Compensation — Executive Officers,” “Executive Compensation — Summary Compensation Table,” “Grant of Plan Based Awards,” “Outstanding Equity Awards,” “Option Exercises and Stock Vested,” “Pension Benefits,” and “Nonqualified Deferred Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under “Election of Directors” and Other Information — Related Party Transactions” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under the proposal “Proposal Two — Ratification of Appointment of Independent Registered Public Accountants” and "Other Information — Related Party Transactions" in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1. Consolidated Financial Statements

The following financial statements of the Company and related Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report on Form 10-K.

2. Financial Statement Schedule

The following financial statement schedule of the Company is filed as part of this Form 10-K.

PAGE

(1) Schedule II-Consolidated Valuation and Qualifying Accounts	S-1

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lantronix, Inc.
Irvine, California

We have audited the consolidated balance sheets of Lantronix, Inc. as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. Our audit also included the financial statement schedule listed at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lantronix, Inc. as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MCGLADREY & PULLEN, LLP

Irvine, California
September 6, 2007

 LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	June 30,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$7,582	$7,729
Marketable securities	97	88
Accounts receivable (net of allowance for doubtful accounts of
$105 and $84 at June 30, 2007 and 2006, respectively)	3,411	3,087
Inventories, net	10,981	8,113
Contract manufacturers' receivable	1,270	1,049
Settlements recovery	-	15,325
Prepaid expenses and other current assets	578	577
Total current assets	23,919	35,968

Property and equipment, net	1,911	1,589
Goodwill	9,488	9,488
Purchased intangible assets, net	485	610
Officer loans (net of allowance of $3,115 at June 30, 2007 and 2006)	129	122
Other assets	26	38
Total assets	$35,958	$47,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$11,017	$7,865
Accrued payroll and related expenses	1,993	1,596
Warranty reserve	446	693
Restructuring reserve	-	80
Accrued settlements	1,068	16,767
Other current liabilities	3,808	3,595
Total current liabilities	18,332	30,596
Long-term liabilities	256	230
Long-term capital lease obligations	142	211

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized;
59,879,488 and 59,204,172 shares issued and outstanding at
June 30, 2007 and 2006, respectively	6	6
Additional paid-in capital	184,953	182,857
Accumulated deficit	(168,173)	(166,450)
Accumulated other comprehensive income	442	365
Total stockholders' equity	17,228	16,778
Total liabilities and stockholders' equity	$35,958	$47,815

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended June 30,
	2007	2006	2005
Net revenues (1)	$55,306	$51,943	$48,502
Cost of revenues (2)	26,964	25,276	24,326
Gross profit	28,342	26,667	24,176
Operating expenses:
Selling, general and administrative	23,243	24,203	24,770
Research and development	7,362	5,999	6,325
Litigation settlement costs	90	960	-
Amortization of purchased intangible assets	72	20	65
Restructuring recovery	-	(17)	-
Total operating expenses	30,767	31,165	31,160
Loss from operations	(2,425)	(4,498)	(6,984)
Interest income (expense), net	(13)	46	(20)
Other income, net	749	1,376	173
Loss before income taxes	(1,689)	(3,076)	(6,831)
Provision (benefit) for income taxes	34	(31)	229
Loss from continuing operations	(1,723)	(3,045)	(7,060)
Income from discontinued operations	-	-	56
Net loss	$(1,723)	$(3,045)	$(7,004)

Net loss per share (basic and diluted):
Loss from continuing operations	$(0.03)	$(0.05)	$(0.12)
Income from discontinued operations	-	-	-
Net loss per share	$(0.03)	$(0.05)	$(0.12)

Weighted average shares (basic and diluted)	59,603	58,702	58,202

(1) Includes net revenues from related party	$1,073	$1,376	$1,136

(2) Includes amortization of purchased intangible assets	$16	$570	$1,432

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated
			Additional			Other	Total
	Comon Stock		Paid-In	Deferred	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Income	Equity
Balance at June 30, 2004	58,154,747	$6	$180,712	$(103)	$(156,078)	$254	$24,791
Stock options exercised	281,862	-	193	-	-	-	193
Employee stock purchase plan	353,804	-	275	-	-	-	275
Share-based compensation	-	-	84	86	-	-	170
Components of comprehensive loss:
Translation adjustment	-	-	-	-	-	(42)	(42)
Change in net unrealized income on investment	-	-	-	-	-	85	85
Net loss	-	-	-	-	(7,004)	-	(7,004)
Comprehensive loss	-	-	-	-	-	-	(6,961)
Balance at June 30, 2005	58,790,413	6	181,264	(17)	(163,082)	297	18,468
Stock options exercised	261,293	-	203	-	-	-	203
Employee stock purchase plan	266,453	-	240	-	-	-	240
Deferred compensation net	-	-	(17)	17	-	-	-
Share-based compensation	-	-	1,091	-	-	-	1,091
Synergetics settlement	84,053	-	175	-	-	-	175
Cotton settlement	(198,040)	-	(99)	-	(323)	-	(422)
Components of comprehensive loss:
Translation adjustment	-	-	-	-	-	65	65
Change in net unrealized income on investment	-	-	-	-	-	3	3
Net loss	-	-	-	-	(3,045)	-	(3,045)
Comprehensive loss	-	-	-	-	-	-	(2,977)
Balance at June 30, 2006	59,204,172	6	182,857	-	(166,450)	365	16,778
Stock options exercised	344,393	-	346	-	-	-	346
Employee stock purchase plan	330,923	-	361	-	-	-	361
Share-based compensation	-	-	1,389	-	-	-	1,389
Components of comprehensive loss:
Translation adjustment	-	-	-	-	-	68	68
Change in net unrealized income on investment	-	-	-	-	-	9	9
Net loss	-	-	-	-	(1,723)	-	(1,723)
Comprehensive loss	-	-	-	-	-	-	(1,646)
Balance at June 30, 2007	59,879,488	$6	$184,953	$-	$(168,173)	$442	$17,228

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
Cash flows from operating activities:	2007	2006	2005
Net loss	$(1,723)	$(3,045)	$(7,004)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,389	1,091	171
Gain on sale of long-term investment	(700)	(1,300)	-
Depreciation	386	424	611
Provision (recovery) for inventories	13	(327)	163
Litigation settlement costs	90	960	-
Amortization of purchased intangible assets	87	590	1,497
Provision (recovery) for doubtful accounts	26	(24)	140
Restructuring recovery	-	(17)	(56)
(Gain) loss on disposal of fixed assets	-	(1)	22
Foreign currency transaction gain	-	-	78
Changes in operating assets and liabilities:
Accounts receivable	(350)	(166)	141
Inventories	(2,881)	(958)	(315)
Contract manufacturers' receivable	(221)	(338)	289
Prepaid expenses and other current assets	7	11	843
Other assets	5	22	112
Accounts payable	3,152	3,161	650
Accrued payroll and related expenses	397	292	(303)
Accrued settlements	(400)	(200)	-
Warranty reserve	(247)	(555)	(522)
Restructuring reserve	(80)	(167)	(432)
Other liabilities	58	620	(455)
Net cash (used in) provided by operating activities	(992)	73	(4,370)
Cash flows from investing activities:
Purchases of property and equipment, net	(492)	(672)	(124)
Proceeds from sale of long-term investment	700	1,300	-
Proceeds from sale of marketable securities	-	-	4,050
Purchases of marketable securities	-	-	(1,000)
Net cash provided by investing activities	208	628	2,926
Cash flows from financing activities:
Net proceeds from issuances of common stock	707	443	468
Payment of capital lease obligations	(142)	(176)	(11)
Payment of convertible note payable	-	-	(867)
Payment of line of credit	-	-	(500)
Net cash provided by (used in) financing activities	565	267	(910)
Effect of foreign exchange rate changes on cash	72	71	(84)
Increase (decrease) in cash and cash equivalents	(147)	1,039	(2,438)
Cash and cash equivalents at beginning of period	7,729	6,690	9,128
Cash and cash equivalents at end of period	$7,582	$7,729	$6,690
Supplemental disclosure of cash flow information:
Interest paid	$136	$30	$85
Income taxes (refunded) paid	$30	$(23)	$179

See accompanying notes.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

The Company has incurred losses from operations and has reported negative operating cash flows. As of June 30, 2007, the Company had an accumulated deficit of $168.2 million and cash and cash equivalents and marketable securities of $7.7 million. The Company has no material financial commitments other than operating and capital lease agreements, inventory purchase orders and accrued settlements. The Company believes that its existing cash and cash equivalents, and any cash generated from operations, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months. Long term the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. At June 30, 2007, approximately $2.2 million of the Company’s net tangible assets (primarily cash held in foreign bank accounts) were located outside the U.S. Such assets are unrestricted with regard to foreign liquidity needs, however, the ability of the Company to utilize such assets to satisfy liquidity needs outside of such foreign locations are subject to approval by the foreign location board of directors.

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

Revenue Recognition

The Company does not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. A significant portion of the Company’s sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. Therefore, the recognition of net revenues and related cost of revenues from sales to distributors are deferred until the distributor resells the product. Net revenue from certain smaller distributors, for which point-of-sale information is not available, is recognized approximately one month after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end user.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

When product revenues are recognized, the Company establishes an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, it establishes an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed the Company’s estimates, additional reductions to revenues would result.

Net revenues from the licensing of software is recognized at the time of shipment (or at the time of resale in the case of software products sold through distributors), provided the Company has vendor-specific objective evidence of the fair value of each element of the software offering and collectibility is probable. Additionally, the Company sells extended warranty services which extend the warranty period for an additional one to three years, depending upon the product. Warranty net revenues are recognized ratably over the warranty service period.

The following table presents our hardware and non-hardware sales as a percentage of total net revenues:

	Years Ended June 30,
	2007	2006	2005
Hardware	99.2%	98.9%	99.0%
Non-hardware	0.8%	1.1%	1.0%
Total net revenues	100.0%	100.0%	100.0%

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

The Company also maintains a reserve for uncertainties relative to the collection of officer notes receivable. Factors considered in determining the level of this reserve include the value of the collateral securing the notes, the Company’s ability to effectively enforce collection rights and the ability of the former officers and Lantronix director to honor their obligations.

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

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.

Investments

Available-for-Sale Investments

The Company accounts for its investments in debt and equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The Company classifies its marketable securities as available-for-sale under SFAS 115. Marketable securities consist of equity securities. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income, net of tax.

Long-term Investments

Until the Company sold its remaining interest in its long-term investment in Xanboo Inc. (“Xanboo”) in fiscal 2007, it accounted for it under the equity method based upon the Company’s ability, through representation on Xanboo’s board of directors, to exercise significant influence over its operations. Under the equity method of accounting, the Company’s proportionate share of income or losses from the long-term investment, and any gain or loss on disposal, are recorded in other expense, net. The Company’s proportionate share of losses are not recorded to the extent that they exceed the carrying value of the long-term investment.
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

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

During the fourth fiscal quarters ended June 30, 2007, 2006 and 2005, the Company completed its annual goodwill impairment tests in accordance with SFAS 142 and determined that no impairment was indicated as the estimated fair values exceeded their respective carrying values.

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

Discontinued Operations

In accordance with SFAS 144, assets and liabilities within a separate business segment or reporting unit that have been disposed of through closure or sale, or are classified as held for sale, are disclosed separately as assets or liabilities within discontinued operations in the consolidated balance sheets for all periods presented. The assets and liabilities are deemed to be held for sale upon management’s approval and commitment to a plan to dispose of or sell the business segment or reporting unit. As of June 30, 2007 and 2006, the Company held no assets or liabilities of discontinued operations. The revenues and expenses associated with a discontinued operation are included within loss from discontinued operations, net of tax, in the consolidated statements of operations.

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

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met. However, under APB 25 and related accounting guidance, the Company recognized compensation expense for in-the-money option grants to employees and employee stock options assumed by the Company in connection with its acquisitions of the businesses that previously employed those individuals. Additionally, the pro forma impact from recognition of the estimated fair value of stock options granted to employees has been disclosed in the footnotes as required under previous accounting rules.

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

Year Ended
June 30, 2005
(In thousands,
except per share data)
Net loss - as reported	$(7,004)
Add: Share-based employee compensation expense included
in net loss, net of related tax effects - as reported	171
Deduct: Share-based employee compensation expense determined
under fair value method, net of related tax effects - pro forma	(1,186)
Net loss - pro forma	$(8,019)
Net loss per share (basic and diluted) - as reported	$(0.12)
Net loss per share (basic and diluted) - pro forma	$(0.14)

Net Income (Loss) Per Share

Net income (loss) per share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the fiscal year. Net income (loss) per share (diluted) is calculated by adjusting the weighted average number of common shares outstanding, assuming any dilutive effects of options using the treasury stock method.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Reclassificaions

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform with the current year presentation.

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

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

2.    Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	June 30,
	2007	2006
	(In thousands)
Finished goods	$7,848	$6,518
Raw materials	2,653	3,863
Inventory at distributors	1,876	1,690
Large scale integration chips *	1,530	731
Inventories, gross	13,907	12,802
Reserve for excess and obsolete inventory	(2,926)	(4,689)
Inventories, net	$10,981	$8,113

* This item is both sold individually and embedded into the Company's products.

Property and Equipment

The following table presents details of the Company’s property and equipment:

	June 30,
	2007	2006
	(In thousands)
Computer and office equipment	$2,639	$6,572
Furniture and fixtures	1,069	1,100
Production and warehouse equipment	854	621
Construction-in-progress	78	859
Property and equipment, gross	4,640	9,152
Less accumulated depreciation	(2,729)	(7,563)
Property and equipment, net	$1,911	$1,589

The following table presents details of property and equipment recorded in connection with capital lease obligations:

	June 30,
	2007	2006
	(In thousands)
Property and equipment	$413	$516
Less accumulated depreciation	(122)	(169)
Total	$291	$347

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

The following table presents details of costs capitalized as internal use software included in construction-in-progress and computer and office equipment:

	June 30,
	2007	2006
	(In thousands)
Capitalized internal use software	$728	$410

The following table presents the details of depreciation of capitalized internal use software:
	Years Ended June 30,
	2007	2006	2005
		(In thousands)
Depreciation of capitalized internal use software	$89	$32	$64

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets:
		June 30, 2007			June 30, 2006
	Useful
	Lives		Accumulated			Accumulated
	in Years	Gross	Amortization	Net	Gross	Amortization	Net
		(In thousands)
Existing technology	1 - 5	$7,259	$(7,119)	$140	$7,297	$(7,103)	$194
Patent/core technology	6	839	(494)	345	839	(423)	416
Total purchased intangible assets		$8,098	$(7,613)	$485	$8,136	$(7,526)	$610

The following table presents the amount of purchased intangible assets that the Company will amortize to cost of revenues over the next six fiscal years:
	Years Ended June 30,
	2008	2009	2010	2011	2012	2013	Total
	(In thousands)
Amount remaining to be amortized	$141	$73	$73	$73	$73	$52	$485

Warranty Reserve

The following table presents details of the Company’s warranty reserve:

	June 30,
	2007	2006
	(In thousands)
Beginning balance	$693	$1,248
Charged (recovered) to cost of revenues	107	(35)
Usage	(354)	(520)
Ending balance	$446	$693

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Accrued Settlements and Settlements Recovery

The following table presents details of the Company’s accrued settlements and settlements recovery (Note 10):

	June 30,
	2007	2006
	(In thousands)
Accrued settlements:
Class Action and Synergetic	$1,068	$15,167
Derivative	-	1,200
Patent infringement	-	400
Total accrued settlements	1,068	16,767
Settlements recovery:
Class Action and Synergetic	-	14,125
Derivative	-	1,200
Total settlements recovery	-	15,325
Direct settlement obligations of the Company	$1,068	$1,442

The following table presents details of the Company’s litigation settlement costs:

	Years Ended June 30,
	2007	2006	2005
	(In thousands)
Class Action and Synergetic	$90	$1,217	$-
Patent infringement	-	165	-
Steve Cotton settlement recovery	-	(422)	-
Total litigation settlement costs	$90	$960	$-

Other Liabilities

The following table presents details of the Company’s other liabilities:

	June 30,
	2007	2006
	(In thousands)
Current
Customer deposits and refunds	$1,187	$1,274
ERP implementation costs	500	364
Taxes payable	241	320
Insurance payable	264	198
Deferred revenue	155	155
Short-term capital lease obligations	136	129
Reimbursable legal expense	138	-
Other	1,187	1,155
Total other current liabilities	$3,808	$3,595

Long-term
Deferred revenue	$128	$117
Other	128	113
Total other long-term liabilities	$256	$230

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Advertising Expenses

The following table presents details of the Company’s advertising expenses:
	Years Ended June 30,
	2007	2006	2005
	(In thousands)
Advertising expenses	$862	$888	$1,191

Interest Expense

The following table presents details of the Company’s interest expense:

	Years Ended June 30,
	2007	2006	2005
	(In thousands)
Interest expense	$136	$29	$78

Computation of Net Loss per Share

The following table presents the computation of net loss per share:
	Years Ended June 30,
	2007	2006	2005
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(1,723)	$(3,045)	$(7,060)
Income from discontinued operations	-	-	56
Net loss	$(1,723)	$(3,045)	$(7,004)

Denominator: Weighted-average shares outstanding	59,603	59,034	58,534
Less: Unvested common shares outstanding	-	(332)	(332)
Denominator for net loss per share (basic and diluted)	59,603	58,702	58,202

Net loss per share (basic and diluted):
Loss from continuing operations	$(0.03)	$(0.05)	$(0.12)
Income from discontinued operations	-	-	-
Net loss per share	$(0.03)	$(0.05)	$(0.12)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2007	2006	2005
Common stock equivalents	2,605,689	2,656,221	2,297,323

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Supplemental Cash Flow Information

The following table presents non-cash transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2007	2006	2005
	(In thousands)
Non-cash acquisition of property and equipment	$216	$666	$214
Common stock consideration for settlement of Synergetics claims	-	175	-
Tenant leasehold improvements	-	-	98

3.    Investments

Marketable Securities

The following table presents details of the Company’s available-for-sale investments, which are classified as marketable securities in the consolidated balance sheets:

		Gross Unrealized		Fair
	Cost	Gains	Losses	Value
June 30, 2007	(In thousands)
Publicly traded equity securities	$-	$97	$-	$97

June 30, 2006
Publicly traded equity securities	$-	$88	$-	$88

There were no gross realized gains and losses related to the Company’s available-for-sale investments during the fiscal years ended June 30, 2007, 2006 and 2005.

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

In June 2006, the Company entered into an agreement to sell its ownership interest in Xanboo for cash consideration of $2 million. On June 13, 2006, 24,596 Xanboo shares, representing 65% of the 37,840 total Xanboo shares held by the Company, were sold for cash consideration of $1.3 million. The Company recorded the $1.3 million cash payment received during June 2006 as other income in the consolidated statements of operations for the fiscal year ended June 30, 2006. On October 19, 2006, the Company sold its remaining interest in Xanboo for cash consideration of $700,000. The Company recorded the $700,000 cash payment as other income in the consolidated statements of operations for the fiscal year ended June 30, 2007.

4.    Officer Loans

The Company has outstanding notes receivable from a former officer and a Lantronix director primarily related to taxes on exercised stock options. These notes are non-recourse, secured by shares of common stock, and bear interest at rates ranging from 5.19% to 7.50% per annum. Principal and any unpaid interest are due upon any transfer or disposition of the secured common stock.

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

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

As of June 30, 2007, no impairment has been recorded as it relates to the note receivable from the Lantronix director.

In connection with a settlement agreement, the Company cancelled the remaining debt on the former Chief Operating Officer and Chief Financial Officer’s outstanding notes receivable, which were fully reserved as of June 30, 2006 and for which the Company took a charge to operations of $1.2 million in fiscal 2002. The terms of the settlement agreement are more fully described in Note 10.

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

During the fiscal year ended June 30, 2004, approximately $2.1 million of restructuring charges were recovered related to a favorable settlement of a contractual obligation, consolidation of excess facilities and workforce reductions which were previously accrued for during the fiscal year ended June 30, 2003. No similar recovery occurred during the fiscal years ended June 30, 2007, 2006 and 2005.

The following table presents a summary of the activity in the Company’s restructuring liability:

Consolidation
of Excess
Facilities

Restructuring liabilities at June 30, 2004	$752
Restructuring activity included in discontinued operations	(56)
Cash payments	(432)
Restructuring liabilities at June 30, 2005	264
Reversal of restructuring liabilities	(17)
Cash payments	(167)
Restructuring liabilities at June 30, 2006	80
Cash payments	(80)
Restructuring liabilities at June 30, 2007	$-

6.    Discontinued Operations

In March 2004, the Company completed the sale of substantially all of the net assets of its Premise business unit for $1.0 million. For the year ended June 30, 2005 there was $56,000 of income from discontinued operations. For the years ended June 30, 2007 and 2006 there was no income from discontinued operations. For the years ended June 30, 2007, 2006 and 2005 there were no net revenues from discontinued operations.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

7.    Lines of Credit and Convertible Note Payable

Line of Credit

In May 2006, the Company entered into a two-year secured revolving Loan and Security Agreement ("Line of Credit”) with a bank, which provides for borrowings up to $5.0 million. The borrowing capacity is limited to eligible accounts receivable as defined under the Line of Credit. Borrowings under the Line of Credit bear interest at the prime rate plus 1.75% per annum. The Company is required to pay an unused line fee of 0.50% on the unused portion of the Line of Credit. In addition, the Company paid a fully earned, non-refundable commitment fee of $54,000 and paid an additional $54,000 on the first anniversary of the effective date of the Line of Credit.

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

As of June 30, 2007, the Company had no borrowings against the Line of Credit.

Availability under the Lines of Credit

The following table presents the Company’s available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, foreign value added tax account deposits and security deposits:
	June 30,
	2007	2006
	(In thousands)
Available borrowing capacity	$3,462	$2,221
Outstanding letters of credit	$1,280	$1,594

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

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

8.    Stockholders’ Equity

Share-Based Plans

The Company has in effect several share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. The Company also has an employee stock purchase plan for all eligible employees. The board of directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. The Company issues new shares to satisfy stock option exercises and stock purchases under its share-based plans. No income tax benefit was realized from activity in the Company’s share-based plans during the fiscal years ended June 30, 2007, 2006 and 2005.

The following table presents a summary of the shares authorized for grant under each plan:

June 30, 2007
Shares
Authorized
for Grant
2000 Stock Plan (“2000 Plan”)	14,000,000
2000 Employee Stock Purchase Plan (“ESPP”)	2,400,000
Total shares authorized for grant	16,400,000

Under the 2000 Plan, the number of shares available for issuance is increased annually on the first day of the calendar year by an amount of shares equal to the lesser of (i) 2,000,000 shares, (ii) 5% of the outstanding shares on such date or (iii) a lesser amount as determined by the board of the directors. Each board member is automatically granted an option to purchase 25,000 shares of common stock following each annual meeting of stockholders, subject to certain eligibility requirements. As a result of the Company’s acquisitions, the Company assumed stock options granted under stock option plans established by each acquired company; no additional options will be granted under those plans. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option awards generally have a term of 10 years and vest and become exercisable over a three- to four-year service period.

The following table presents a summary of share-based compensation by functional line item:

	Years Ended June 30,
	2007	2006	2005
	(In thousands)
Cost of revenues	$89	$100	$-
Selling, general and administrative	922	736	160
Research and development	378	255	11
Total share-based compensation	$1,389	$1,091	$171

The following table presents a summary of share-based compensation for the Company’s share-based plans:

	Years Ended June 30,
	2007	2006	2005
	(In thousands)
Stock option	$1,095	$919	$171
ESPP	294	172	-
Total share-based compensation	$1,389	$1,091	$171

Stock Option Plans

The fair value of each share-based award is estimated on the grant date using the BSM option-pricing formula. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of SFAS 123R is derived using the simplified method as defined in the SEC’s Staff

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Accounting Bulletin 107, “Implementation of FASB 123R.” The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:
	Years Ended June 30,
	2007	2006	2005
Expected term (in years)	6.23	6.23	4.00
Expected volatility	0.89	0.93	0.97
Risk-free interest rate	4.67%	4.57%	3.57%
Dividend yield	0.00%	0.00%	0.00%

The following table presents a summary of option activity under the Company’s stock option plans:
			Weighted-Average
	Shares			Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
	Grant	Shares	Price	Term	Value
		(In thousands, except per share data)
Balance at June 30, 2006	5,803,076	5,467,753	$1.62
Additional shares reserved	2,000,000	-	-
Options granted	(1,306,537)	1,306,537	1.62
Options forfeited	473,819	(473,819)	1.69
Options expired	64,182	(64,182)	1.57
Options exercised	-	(344,393)	1.01
Balance at June 30, 2007	7,034,540	5,891,896	$1.65	7.0	$1,377
Vested or expected to vest at June 30, 2007		5,549,388	$1.65	6.9	$1,372
Options exercisable at June 30, 2007		3,719,154	$1.64	5.9	$1,303

The following table presents a summary of option grant-date fair value and intrinsic value information:

	Years Ended June 30,
	2007	2006	2005
	(In thousands, except per share data)
Weighted-average grant-date fair value per share	$1.25	$1.63	$0.80
Grant-date fair value of shares vested	$1,018	$783	$1,337
Intrinsic value of options exercised	$212	$272	$166

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

The following table presents a summary of the activity of the Company’s nonvested options:

	Year Ended June 30, 2007
		Weighted-Average		Remaining
			Remaining	Unrecognized
		Grant-Date	Years	Compensation
	Shares	Fair Value	To Vest	Cost
	(In thousands, except per share data)
Nonvested outstanding at beginning of fiscal year	2,225,316	$1.26
Granted	1,306,537	1.25
Vested	(885,292)	1.15
Forfeited	(473,819)	1.30
Nonvested outstanding at end of fiscal year	2,172,742	$1.29	2.8	$2,476

Employee Stock Purchase Plan

The number of shares available for issuance is increased annually on the first day of the Company’s fiscal year in an amount equal to the lesser of (i) 150,000 shares, (ii) 2% of the outstanding shares on such date or (iii) a lesser amount as determined by the board of directors. Under the 2000 Employee Stock Purchase Plan (“ESPP”), each eligible employee may purchase common stock at each semi-annual purchase date (the last business day of February and August each year), but not more than 15% of the participant’s compensation, as defined. The purchase payable per share will be equal to eighty-five percent (85%) of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs and (ii) the closing selling price per share of common stock on the semi-annual purchase date. Participants may discontinue their participation in the ESPP or may increase or decrease the rate of their payroll deductions during the ESPP offering period. In November 2004, the Company’s stockholders authorized 750,000 additional shares to be available pursuant to the ESPP.

The following table presents a summary of activity under the Company’s ESPP:

	Years Ended June 30,
	2007	2006	2005
Shares available for issuance at beginning of fiscal year	537,685	654,138	107,942
Shares reserved for issuance	150,000	150,000	900,000
ESPP shares issued	(330,923)	(266,453)	(353,804)
Shares available for future issuance at end of fiscal year	356,762	537,685	654,138

The following table presents a summary of ESPP purchase price and intrinsic value information:
	Years Ended June 30,
	2007	2006	2005
	(In thousands, except per share data)
Average purchase price of common shares	$1.09	$0.90	$0.78
Intrinsic value of ESPP shares on purchase date	$159	$237	$139

The fair value of ESPP shares granted during the fiscal years ended June 30, 2007 and 2006 was estimated using the BSM option-pricing formula with an expected term (in years) of 0.5 to 2.0, expected volatility of 0.88 to 0.95, risk-free interest rate of 3.9% to 4.7% and dividend yield of zero. For ESPP shares granted during the fiscal year ended June 30, 2005 the Company measured share-based compensation expense in its pro forma disclosure using the intrinsic value method as described in SFAS 123.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive income:

	June 30,
	2007	2006
	(In thousands)
Accumulated unrealized gain on investments	$97	$88
Accumulated translation adjustment	345	277
Total accumulated other comprehensive income	$442	$365

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

The following table presents 401(k) matching contributions:

	Years Ended June 30,
	2007	2006	2005
	(In thousands)
401(k) matching contributions	$290	$247	$270

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

The Company reached an agreement with plaintiffs to settle the Class Action lawsuit. The Company also reached agreements with its relevant insurance carriers with respect to the funding of the cash portions of the settlement with plaintiffs, and the cash funding of the settlement has been completed. Under the terms of the agreement with the Class Action plaintiffs, the Company will not be required to contribute any cash to the Class Action settlement, as all cash contributed would be from the Company’s insurance carriers. However, as part of the agreement with the plaintiffs in the Class Action lawsuit, the Company has agreed to issue certain Lantronix securities to the plaintiffs. As a result of the anticipated issuance of such securities, and in connection with the issuance of securities for the settlement of the Synergetic action described in detail in previous filings, the Company recorded a charge of $1.2 million in the consolidated statement of operations for the fiscal year ended June 30, 2006. On December 11, 2006, the United States District Court for the Central District of California gave its final approval to the settlement and issued a final order and judgment in the matter. During the fiscal quarter ended December 31, 2006, the insurance carriers funded their share of the settlement, which totaled $13.9 million. On January 10, 2007, the settlement of the Company’s securities litigation became final and effective. During the fiscal quarter

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

ended March 31, 2007, the Company reduced its accrued settlement liability and settlement recovery by $13.9 million in connection with the settlement becoming final and effective. As of June 30, 2007, the Company had an accrued settlement liability of $1.1 million. The Company expects to issue warrants to purchase Lantronix common stock with a fair value of $1.1 million to the class plaintiffs as final consideration for the remaining settlement liability. Per the terms of the settlement agreement, the number of shares to be issued pursuant to the warrants shall be determined by using the BSM option-pricing formula using a contract life of four years and a strike price of $3 above the average trading price of the Company’s common stock over 45 trading days ending two trading days prior to the issuance date of the warrants. The warrants will be issued when the escrow administrator provides the Company with a final list of the eligible class plaintiffs. The Company expects the warrants to be issued during fiscal 2008.

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

Derivative Lawsuit Settlement

On June 9, 2005, the Superior Court of the State of California, County of Orange, approved the settlement of a stockholder derivative action (entitled Drake v. Bruscha, et al.) pending against the Company and certain of its current and former directors and former officers. The settlement involves the adoption of certain corporate governance measures and payment of attorneys’ fees and expenses to the derivative plaintiff’s counsel in the amount of $1.2 million. The action was dismissed with prejudice as to all parties, including Mr. Steven Cotton, who was not a party to the settlement agreement and who had objected to the settlement. As part of the settlement, the Company’s insurance carrier agreed to pay the $1.2 million after the settlement becomes final, and the payment of the settlement by the insurance carrier will have no impact on the Company’s financial condition or results of operations. The settlement was recorded as a $1.2 million settlement recovery and accrued settlement in the consolidated balance sheets as of June 30, 2006. On August 12, 2005, Mr. Cotton appealed the Superior Court’s approval of the settlement, specifically challenging the amount of the $1.2 million settlement. This settlement did not impact the securities Class Action or Synergetic cases. On June 29, 2006, the Court of Appeals rejected Mr. Cotton’s appeal and affirmed the trial court’s approval of the settlement in full. After the Court of Appeals’ ruling became final, the $1.2 million settlement was paid by the Company’s insurance carriers on August 10, 2006. In light of final affirmance of the trial court’s settlement orders, this litigation has now concluded.

Patent Infringement Settlement

On May 2, 2006, the Company entered into a six-year patent cross-license and litigation dismissal agreement with Digi International, Inc. (“Digi”). In connection with the agreement, the Company agreed to pay Digi $600,000 of which $200,000 was paid on May 2, 2006 with the remaining balance paid on July 10, 2006. In connection with the agreement, the Company capitalized $434,000, which represented the estimated value of the six-year patent cross-license, as a purchased intangible asset in its consolidated balance sheets at June 30, 2006. The remaining $176,000, which represents the estimated value of the dismissal of the ongoing litigation between the Company and Digi, was recorded as a settlement charge in the consolidated statements of operations during the fiscal year ended June 30, 2006.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Government Investigation

During June 2006, the Company reached an agreement in principle with the regional staff of the Securities and Exchange Commission (“SEC”) regarding the terms of a settlement that the regional staff had agreed to recommend to the SEC. On September 27, 2006, the Commission formally approved the proposed settlement. The settlement, under which the Company has not admitted or denied any wrongdoing, fully resolve all claims against the Company relating to the formal investigation that the SEC commenced in July 2002 relating to the Company’s restatement of its financial results announced in May and June 2002. The settlement includes the following principal terms:

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

The Company recently concluded multiple securities lawsuits and litigation with a former executive officer. The Company may have an obligation to continue to indemnify the former executive officer and defend the securities violation that he has been charged with. There is a risk that the Company’s insurance carriers may not reimburse us for such costs. Accordingly, legal expenses for this former officer’s defense are recorded as incurred and reimbursement of the legal expenses from insurance are recorded upon receipt. As of June 30, 2007, the Company had $138,000 of reimbursable legal expenses recorded as a liability on its consolidated balance sheets.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

12.   Income Taxes

The income tax provision (benefit) consists of the following components:

	Years Ended June 30,
	2007	2006	2005
	(In thousands)
Current:
Federal	$-	$-	$-
State	-	-	(6)
Foreign	34	(31)	235
	34	(31)	229
Deferred:
Federal	-	-	-
State	-	-	-
	-	-	-
Provision (benefit) for income taxes	$34	$(31)	$229

The following table presents U.S. and foreign income (loss) from continuing operations before taxes:

	Years Ended June 30,
	2007	2006	2005
	(In thousands)
United States	$(1,840)	$(3,191)	$(7,047)
Foreign	151	115	216
Loss from continuing operations	$(1,689)	$(3,076)	$(6,831)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2007	2006
	(In thousands)
Deferred tax assets:
Tax losses and credits	$36,985	$34,965
Reserves not currently deductible	3,241	2,996
Inventory capitalization	1,399	2,086
Marketing rights	1,010	1,102
Deferred compensation	535	314
Writeoff of long-term investment	-	990
Gross deferred tax assets	43,170	42,453
Valuation allowance	(40,480)	(40,193)
Deferred tax assets, net	2,690	2,260
Deferred tax liabilities:
State tax	(2,369)	(2,041)
Depreciation	(119)	(144)
Other	(202)	(75)
Deferred tax liabilities	(2,690)	(2,260)
Net deferred tax assets (liabilities)	$-	$-

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

The following table presents a reconciliation of the income tax provision (benefit) for loss from continuing operations before discontinued operations and cumulative effect of accounting changes to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2007	2006	2005
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(574)	$(1,046)	$(2,322)
Increase (decrease) resulting from:
Change in valuation allowance	556	(1,200)	2,897
Deferred compensation	239	75	-
Research and development credit	(121)	(277)	(444)
Permanent differences	26	28	24
Investment in foreign subsidiaries	21	276	-
Foreign tax rate variances	(17)	23	162
Change in effective state tax rate	-	1,999	-
State taxes, net of federal tax benefit	-	-	(4)
Other	(96)	91	(84)
Provision (benefit) for income taxes	$34	$(31)	$229

As of June 30, 2007, the Company has net operating loss carryovers of $75.2 million and $42.5 million for federal and California state income tax purposes, respectively. The federal and California net operating loss carryovers begin to expire in fiscal years 2021 and 2013, respectively.

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

The Company has research and development tax credit carryforwards of $3.8 million and $2.9 million for federal and California purposes, respectively. Federal tax credits begin to expire in 2021. California tax credits have no expiration.

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

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

13.    Commitments and Contingencies

Leases

The Company leases office equipment and its office and warehouse facilities under non-cancelable capital and operating leases. In 2005, the Company renewed its office and warehouse facility lease in Irvine, California, commencing in August 2005 and expiring in July 2010.

The following schedule represents minimum lease payments for all non-cancelable operating and capitalized leases as of June 30, 2007:

	Capital	Operating
Years Ended June 30,	Leases	Leases	Total
	(In thousands)
2008	$143	$677	$820
2009	133	687	820
2010	28	688	716
2011	2	77	79
Total	306	$2,129	$2,435
Amounts representing interest	(28)
Present value of net minimum lease payments	278
Less: capital lease obligations, short-term portion
(included in other current liabilities)	136
Capital lease obligations, long-term portion	$142

The following table presents facilities rent expense:

	Years Ended June 30,
	2007	2006	2005
	(In thousands)
Facilities rent expense	$878	$871	$1,080

During March 2006, the Company entered into a lease agreement whereby the lessor will advance an amount not to exceed $1.0 million for the implementation of a new enterprise resource planning (“ERP”) information system to manage the Company’s business operations. During the ERP implementation period, the Company will pay interest of 9.0% on the amounts advanced. The lease agreement states that the aggregate amount advanced to the Company by the lessor will be repaid over a three-year period following the completion of the ERP implementation. As of June 30, 2007 and 2006, the Company had recorded accrued liabilities of $500,000 and $364,000, respectively, in connection with the ERP implementation.

14.   Significant Geographic, Product Line, Customer and Supplier Information

Geographic

The following table presents the Company’s sales within geographic regions as a percentage of net revenues:

	Years Ended June 30,
	2007	2006	2005
Americas	63.2%	62.5%	64.3%
EMEA	25.3%	27.1%	27.2%
Asia Pacific	11.5%	10.4%	8.5%
Total	100.0%	100.0%	100.0%

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Product Line

The following table presents the Company’s net revenues by product line:
	Years Ended June 30,
	2007	2006	2005
	(In thousands)
Device enablement	$39,734	$35,419	$29,979
Device management	8,866	7,676	7,753
Non-core	6,706	8,848	10,770
Total net revenues	$55,306	$51,943	$48,502

Customers

The following table presents sales to the Company’s significant customers and a related party as a percentage of net revenues:

	Years Ended June 30,
	2007	2006	2005

Top five customers (1)	34.0%	38.0%	42.0%
Ingram Micro	12.0%	13.0%	16.0%
Tech Data	8.0%	10.0%	11.0%
Related party	2.0%	3.0%	2.0%

(1) Includes Ingram Micro and Tech Data.

No other customer represented more than 10% of the Company’s annual net revenues during these fiscal years. An international customer, transtec AG, is a related party due to common ownership by the Company’s largest stockholder and Lantronix director, Bernhard Bruscha.

Suppliers

The Company does not own or operate a manufacturing facility. Four independent third-party contract manufacturers located in Asia manufacture substantially all of the Company’s products. In addition, two independent third party foundries located in Asia manufacture substantially all of the Company’s large scale integration chips. Any sudden demand for an increased amount of products or sudden reduction or elimination of any existing source or sources of products could result in a material delay in the shipment of the Company’s products. Any problems associated with the manufacturing facilities or the delivery, quality or cost of the Company’s products could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

	Quarter Ended Fiscal 2007
	Sept 30,	Dec 31,		Mar 31,	June 30,	Total
		(In thousands, except per share data)
Net revenues	$12,514	$14,829		$13,253	$14,710	$55,306
Gross profit	$6,607	$7,400		$6,866	$7,469	$28,342
Net (loss) income	$(651)	$87	(1)	$(1,070)	$(89)	$(1,723)
Basic and diluted net (loss) income per share	$(0.01)	$0.00		$(0.02)	$(0.00)	$(0.03)	*

	Quarter Ended Fiscal 2006
	Sep 30,	Dec 31,		Mar 31,	June 30,	Total
		(In thousands, except per share data)
Net revenues	$12,240	$12,955		$13,063	$13,685	$51,943
Gross profit	$6,120	$6,598		$6,572	$7,377	$26,667
Net (loss) income	$(1,341)	$(3,571	) (2)	$399 (3)	$1,468 (4)	$(3,045)
Basic and diluted net (loss) income per share	$(0.02)	$(0.06)		$0.01	$0.02	$(0.05)	*

*  Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

(1)  Includes other income from the sale of the Company’s interest in Xanboo of $700,000.
(2)  Includes litigation settlement charge of $2.6 million.
(3)  Includes litigation settlement recovery of $1.4 million.
(4)  Includes other income from the sale of the Company’s interest in Xanboo of $1.3 million and net litigation settlement recoveries of $255,000 from the settlement of two legal matters.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc.	8 - K	001-16027	99.1	07/29/2005
3.2	Amended and Restated Bylaws as amended on July 28, 2005	8 - K	001-16027	99.2	07/29/2005
4.1	Form of Registrant’s common stock certificate	S - 1, Amend. No. 1	333-37508		06/13/2000
10.1	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers	S - 1, Amend. No. 1	333-37508		06/13/2000
10.2	1993 Stock Option Plan and forms of agreements thereunder	S - 1, Amend. No. 1	333-37508		06/13/2000
10.3	1994 Nonstatutory Stock Option Plan and forms of agreements thereunder	S - 1, Amend. No. 1	333-37508		06/13/2000
10.4	2000 Stock Plan and forms of agreement thereunder	S - 8,	333- 103395	4.1	02/24/2003
10.4.1	Form of Stock Option Agreement					X
10.5	Amendment to the 2000 Stock Plan	S - 8	333- 103395	4.2	02/24/2003
10.6	2000 Employee Stock Purchase Plan, amended and restated as of November 18, 2004	S - 8,	333-121000	4.1	12/06/2004
10.7	Employment Agreement between Registrant and Fred Thiel	S - 1	333-37508		05/19/2000
10.8	Employment Agreement between Registrant and Steve Cotton	S - 1	333-37508		05/19/2000
10.9	Employment Agreement between Registrant and Johannes Rietschel	S - 1	333-37508		05/19/2000
10.10	Lease Agreement between Registrant and The Irvine Company	S - 1, Amend. No. 1	333-37508		06/13/2000
10.11	First Amendment to Lease Agreement between Registrant and Irvine Technology Partners III dated as of August 10, 1995	S - 1 Amend. No. 1	333-37508		06/13/2000
10.12	Second Amendment to Lease Agreement between Registrant and Irvine Technology Partners III dated as of July 6, 2000	10 - K	001-16027	10.03	09/28/2000
10.13	Third Amendment to Lease Agreement between Registrant and Irvine Technology Partners dated as of March 16, 2005	8 - K	001-16027	10.04	03/22/2005
10.14	Research and Development Agreement between Registrant and Gordian	S - 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406
10.15	Distributor Contract between Registrant and Tech Data Corporation	S - 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406
10.16	Distributor Contract between Registrant and Ingram Micro Inc.	S - 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406
10.17	Offer to Exchange Outstanding Options, dated December 19, 2002	Schedule TO	001-16027	99(a)(1)	12/19/2002
10.18	Loan and Security Agreement between Registrant and Silicon Valley Bank dated February 14, 2002	10-Q	001-16027	10.16	02/14/2002
10.19	Amendment to Loan Documents between Registrant and Silicon Valley Bank dated February 15, 2005	8 - K	001-16027	10.17	02/15/2005
10.20	Letter from Ernst & Young LLP, dated January 21, 2005	8 - K	001-16027	16.1	01/21/2005
10.21	Loan and Security Agreement between Registrant and Silicon Valley Bank dated May 31, 2006.	8 - K	001- 16027		06/02/2006
10.22	Consulting, Severance and Release Agreement effective as of January 22, 2007 between Registrant and James Kerrigan.	8 - K	001- 16027	10.1	04/27/2007
10.23	Severance Agreement effective as of May 15, 2007 between the Registrant and Marc Nussbaum.	8 - K	001- 16027	10.1	06/15/2007
10.24	Severance Agreement effective as of May 15, 2007 between the Registrant and Reagan Sakai.	8 - K	001- 16027	10.1	06/20/2007
21.1	Subsidiaries of Registrant	10 - K				X
23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP					X
24.1	Power of Attorney (see page II-2)
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002					X
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of Sarbanes Oxley Act of 2002					X
99.1	Consolidated Valuation and Qualifying Accounts					X

II-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lantronix has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 7th day of September, 2007.

LANTRONIX, INC.

By:	/s/ REAGAN Y. SAKAI
REAGAN Y. SAKAI
CHIEF FINANCIAL OFFICER

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reagan Y. Sakai, his attorney-in-fact, with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto in all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. K. DESAI	Chairman of the Board	September 7, 2007
H. K. DESAI

/s/ MARC H. NUSSBAUM	Chief Executive Officer,	September 7, 2007
MARC H. NUSSBAUM	President (Principal Executive Officer)

/s/ REAGAN Y. SAKAI	Chief Financial Officer and Secretary	September 7, 2007
REAGAN Y. SAKAI	(Principal Financial and Accounting Officer)

/s/ THOMAS W. BURTON	Director	September 7, 2007
THOMAS W. BURTON

/s/ HOWARD T. SLAYEN	Director	September 7, 2007
HOWARD T. SLAYEN

/s/ KATHRYN B. LEWIS	Director	September 7, 2007
KATHRYN B. LEWIS

/s/ BERNHARD BRUSCHA	Director	September 7, 2007
BERNHARD BRUSCHA

/s/ CURT BROWN	Director	September 7, 2007
CURT BROWN

II-2