Form 10-Q
period 2007-09-30
LANTRONIX INC
filed 2007-11-14
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 12, 2007, 60,058,661 shares of the Registrant’s common stock were outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2007	2007
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,089	$7,582
Marketable securities	96	97
Accounts receivable, net	1,955	3,411
Inventories, net	10,453	10,981
Contract manufacturers' receivable	1,251	1,270
Prepaid expenses and other current assets	511	578
Total current assets	21,355	23,919

Property and equipment, net	2,101	1,911
Goodwill	9,488	9,488
Purchased intangible assets, net	462	485
Officer loans	130	129
Other assets	27	26
Total assets	$33,563	$35,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,638	$11,017
Accrued payroll and related expenses	2,209	1,993
Warranty reserve	373	446
Accrued settlements	1,068	1,068
Other current liabilities	4,762	3,808
Total current liabilities	17,050	18,332
Long-term liabilities	238	256
Long-term capital lease obligations	269	142

Commitments and contingencies

Stockholders' equity:
Common stock	6	6
Additional paid-in capital	185,540	184,953
Accumulated deficit	(170,052)	(168,173)
Accumulated other comprehensive income	512	442
Total stockholders' equity	16,006	17,228
Total liabilities and stockholders' equity	$33,563	$35,958

 See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2007	2006
	(In thousands, except per share data)

Net revenues (1)	$13,054	$12,514
Cost of revenues (2)	6,613	5,907
Gross profit	6,441	6,607
Operating expenses:
Selling, general and administrative	6,279	5,498
Research and development	1,768	1,718
Litigation settlement costs	-	15
Amortization of purchased intangible assets	18	18
Total operating expenses	8,065	7,249
Loss from operations	(1,624)	(642)
Interest income (expense), net	(19)	6
Other income (expense), net	11	(3)
Loss before income taxes	(1,632)	(639)
Provision for income taxes	21	12
Net loss	$(1,653)	$(651)

Net loss per share (basic and diluted)	$(0.03)	$(0.01)

Weighted-average shares (basic and diluted)	59,943	59,262

(1) Includes net revenues from related party	$291	$279

(2) Includes amortization of purchased intangible assets	$5	$2

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,653)	$(651)
Adjustments to reconcile net loss to net cash used in
operating activities:
Share-based compensation	409	314
Depreciation	132	100
Amortization of purchased intangible assets	23	20
Provision for doubtful accounts	16	18
Litigation settlement costs	-	15
Provision for inventories	152	1
Changes in operating assets and liabilities:
Accounts receivable	1,434	334
Inventories	376	(1,122)
Contract manufacturers' receivable	19	368
Prepaid expenses and other current assets	76	25
Other assets	(1)	(3)
Accounts payable	(2,380)	1,957
Accrued payroll and related expenses	203	(213)
Accrued settlements	-	(400)
Warranty reserve	(73)	(198)
Other liabilities	677	(741)
Net cash used in operating activities	(590)	(176)
Cash flows from investing activities:
Purchases of property and equipment, net	(126)	(4)
Net cash used in investing activities	(126)	(4)
Cash flows from financing activities:
Net proceeds from issuances of common stock	179	184
Payment of capital lease obligations	(30)	(33)
Net cash provided by financing activities	149	151
Effect of foreign exchange rate changes on cash	74	(13)
Decrease in cash and cash equivalents	(493)	(42)
Cash and cash equivalents at beginning of period	7,582	7,729
Cash and cash equivalents at end of period	$7,089	$7,687

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (the “Company” or “Lantronix”) have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 11, 2007.They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2007, and the consolidated results of its operations and cash flows for the three months ended September 30, 2007 and 2006.  All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

2.    Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net loss per share:

	Three Months Ended
	September 30,
	2007	2006
	(In thousands,
	except per share data)
Numerator:
Net loss	$(1,653)	$(651)
Denominator:
Weighted-average shares outstanding (basic and diluted)	59,943	59,262

Net loss per share (basic and diluted)	$(0.03)	$(0.01)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates.  These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended
	September 30,
	2007	2006
Common stock equivalents	3,640,025	2,587,780

3.    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,	June 30,
	2007	2007
	(In thousands)
Finished goods	$7,448	$7,848
Raw materials	2,301	2,653
Inventory at distributors	1,866	1,876
Large scale integration chips *	1,536	1,530
Inventories, gross	13,151	13,907
Reserve for excess and obsolete inventory	(2,698)	(2,926)
Inventories, net	$10,453	$10,981

* This item is sold individually and embedded into the Company's products.

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

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2007	2007
	(In thousands)
Beginning balance	$446	$693
Charged to cost of revenues	7	107
Usage	(80)	(354)
Ending balance	$373	$446

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

As of September 30, 2007, the Company had no borrowings against the Line of Credit.

6.    Share-Based Compensation

The following table presents a summary of option activity under the Company’s stock option plans:

Number of
Shares
Balance of options outstanding at June 30, 2007	5,891,896
Options granted	75,600
Options forfeited	(801,466)
Options expired	(65,619)
Options exercised	(36,896)
Balance of options outstanding at September 30, 2007	5,063,515

The following table presents stock option grant date information:

	Three Months Ended
	September 30,
	2007	2006
Weighted-average grant date fair value	$0.99	$1.24
Weighted-average grant date exercise price	$1.32	$1.60

The following table presents a summary of share-based compensation by functional line item:

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Cost of revenues	$27	$12
Selling, general and administrative	270	209
Research and development	112	93
Total share-basd compensation	$409	$314

7.    Income Taxes

On July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  In connection with the adoption of FIN 48, the Company recognized an adjustment of approximately $226,000 to the beginning balance of accumulated deficit on its consolidated balance sheet.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2007, the Company had recorded $326,000 of uncertain tax positions including approximately $98,000 of accrued interest and penalties related to these uncertain tax positions.

At July 1, 2007, the Company’s fiscal 2001 through fiscal 2007 tax years remain open to examination by the Federal taxing authorities. The Company’s fiscal 2001 through fiscal 2007 tax years remain open to examination by the state taxing authorities.  However, the Company has net operating losses (“NOLs”) beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The Company utilizes the liability method of accounting for income taxes.  The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended
	September 30,
	2007	2006
Effective tax rate	1%	2%

The federal statutory rate was 34% for all periods.  The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

8.    Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Net loss	$(1,653)	$(651)
Other comprehensive income (loss):
Change in net unrealized gain on investment, net of taxes of $0	(1)	6
Change in translation adjustments, net of taxes of $0	71	(14)
Total comprehensive loss	$(1,583)	$(659)

9.    Litigation Settlements

Securities Litigation Settlements

Securities Class Action Lawsuits (“Class Action”)

Beginning on May 15, 2002, a number of securities class actions were filed against the Company and certain of its current and former directors and former officers alleging violations of the federal securities laws.  These actions were consolidated into a single action pending in the United States District Court for the Central District of California entitled In re Lantronix, Inc. Securities Litigation, Case No. CV 02-3899 GPS (JTLx).  After the Court appointed a lead plaintiff, amended complaints were filed by the plaintiff, and the defendants filed various motions to dismiss directed at particular allegations.  Through that process, certain of the allegations were dismissed by the Court.

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

The Company reached an agreement with plaintiffs to settle the Class Action lawsuit. The Company also reached agreements with its relevant insurance carriers with respect to the funding of the cash portions of the settlement with plaintiffs, and the cash funding of the settlement has been completed.   Under the terms of the agreement with the Class Action plaintiffs, the Company was not required to contribute any cash to the Class Action settlement, as all cash contributed would be from the Company’s insurance carriers.  However, as part of the agreement with the plaintiffs in the Class Action lawsuit, the Company agreed to issue certain Lantronix securities to the plaintiffs.  As a result of the anticipated issuance of such securities, and in connection with the issuance of securities for the settlement of the Synergetic action described in detail in previous filings, the Company recorded a charge of $1.2 million in the consolidated statement of operations for the fiscal year ended June 30, 2006.  On December 11, 2006, the United States District Court for the Central District of California gave its final approval to the settlement and issued a final order and judgment in the matter.  During the fiscal quarter ended December 31, 2006, the insurance carriers funded their share of the settlement, which totaled $13.9 million.  On January 10, 2007, the settlement of the Company’s securities litigation became final and effective.  During the fiscal quarter ended March 31, 2007, the Company reduced its accrued settlement liability and settlement recovery by $13.9 million in connection with the settlement becoming final and effective.  As of June 30, 2007, the Company had an accrued settlement liability of $1.1 million.  The Company expects to issue warrants to purchase Lantronix common stock with a fair value of $1.1 million to the class action plaintiffs as final consideration for the remaining settlement liability.  Per the terms of the settlement agreement, the number of shares to be issued pursuant to the warrants shall be determined by using the Black-Scholes model option-pricing formula using a contract life of four years and a strike price of $3 above the average trading price of the Company’s common stock over the 45 trading days ending two trading days prior to the issuance date (20 days after the settlement date) of the warrants.  The warrants will be issued when the escrow administrator provides the Company with a final list of the eligible class action plaintiffs.  The Company expects the warrants to be issued during fiscal 2008.

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

During 2006, the Company concluded multiple securities lawsuits and litigation with a former executive officer.  The Company may have an obligation to continue to indemnify the former executive officer and defend the securities violation that he has been charged with.  There is a risk that the Company’s insurance carriers may not reimburse us for such costs.  Accordingly, legal expenses for this former executive officer’s defense are recorded as incurred and reimbursement of the legal expenses from insurance are recorded upon receipt.  As of September 30, 2007, the Company had $90,000 of reimbursable legal expenses recorded as a liability on its consolidated balance sheets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

                You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.  The information contained in this Report is not a complete description of our business.  We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and subsequent reports on our Current Reports on Form 8-K.

This Report contains forward-looking statements which include, but are not limited to, statements concerning projected net revenues, expenses, gross profit and net income (loss), the need for additional capital, market acceptance of our products, our ability to achieve further product integration, the status of evolving technologies and their growth potential and our production capacity. Among these forward-looking statements are statements regarding a potential decline in net revenue from non-core product lines, potential variances in quarterly operating expenses, the adequacy of existing resources to meet cash needs, some reduction in the average selling prices and gross margins of products, need to incorporate software from third-party vendors and open source software in our future products and the potential impact of an increase in interest rates or fluctuations in foreign exchange rates on our financial condition or results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, our beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to those identified under the heading “Risk Factors” set forth in Part II, Item 1A hereto. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We design, develop and market devices that make it possible to access, manage, control and configure electronic products over the Internet or other networks. We are a leader in providing innovative networking solutions. We were initially formed as “Lantronix,” a California corporation, in June 1989. We reincorporated as “Lantronix, Inc.,” a Delaware corporation, in May 2000.

We have a history of providing devices that enable information technology (“IT”) equipment to network using standard protocols for connectivity, including Ethernet and wireless. Our first device was a terminal server that allowed “dumb” terminals to connect to a network. Building on the success of our terminal servers, in 1991 we introduced a complete line of print servers that enabled users to inexpensively share printers over a network. Since then, we have continually refined our core technology and have developed additional innovative networking solutions that expand upon the business of providing our customers network connectivity. With the expansion of networking and the Internet, our technology focus has been increasingly expanded beyond IT equipment, so that our device solutions provide a product manufacturer with the ability to network its products within the industrial, service and commercial markets referred to as machine-to-machine (“M2M”) networking.

The following describes our device networking product lines:

•
Device Enablement– We offer an array of embedded and external device enablement solutions that enable integrators and manufacturers of electronic and electro-mechanical products to add network connectivity, manageability and control.  Our customers’ products originate from a wide variety of applications within the M2M market, from blood analyzers that relay critical patient information directly to a hospital’s information system, to simple devices such as time clocks, allowing the user to obtain information from these devices and to improve how they are managed and controlled.  We also offer products such as multi-port devices servers that enable devices outside the data center to cost effectively share the network connection and convert various protocols to industry standard interfaces such as Ethernet and the Internet.

•
Device Management –We offer off-the-shelf appliances such as console servers, digital remote keyboard, video, mouse extenders, and power control products that enable IT professionals to remotely connect, monitor and control network infrastructure equipment, distributed branch office equipment and large groups of servers using highly secure out-of-band management technology.  In addition, we offer off-the-shelf appliances that enable IT professionals to reliably, remotely and simply monitor, configure and manage multiple devices from a single point of control.

The following describes our non-core product line:

•
Non-core– Over the years, we have innovated or acquired various product lines that are no longer part of our primary, core markets described above. In general, these non-core businesses represent decreasing markets and we minimize research and development in these product lines. Included in this category are terminal servers, visualization solutions, legacy print servers, software and other miscellaneous products. We have announced the end-of-life for almost all of our non-core products and expect a steep decline in non-core revenues in fiscal 2008 while we complete the exit of this product category.

Financial Highlights and Other Information for the Fiscal Quarter Ended September 30, 2007

The following is a summary of the key factors and significant events that impacted our financial performance during the fiscal quarter ended September 30, 2007:

·
Net revenues of $13.1 million for the fiscal quarter ended September 30, 2007 increased by $540,000 or 4.3% as compared to $12.5 million reported for the fiscal quarter ended September 30, 2006.  The increase was primarily the result of a $1.1 million or 9.9% increase in our device networking product lines offset by a $523,000 or 29% decrease in our non-core product lines.

·
Gross profit as a percentage of net revenues was 49.3% for the fiscal quarter ended September 30, 2007 as compared to 52.8% reported for the fiscal quarter ended September 30, 2006.  The decrease in gross profit margin percent was primarily attributable to an increase in certain inventory reserves in connection with a review of our product offerings as part of our effort to simplify our product portfolio by discontinuing slow-moving and non-strategic products.

·
Loss from operations as a percentage of net revenues was $1.6 million or 12.4% for the fiscal quarter ended September 30, 2007 as compared to $642,000 or 5.1% for the fiscal quarter ended September 30, 2006.  Loss from operations for the fiscal quarter ended September 30, 2007 includes expenses totaling approximately $1.0 million related to the departure of our former president and chief executive officer and other former employees, expenses associated with the executive search for a permanent chief executive officer and $121,000 for a value added tax (“VAT”) liability in connection with an audit of a foreign subsidiary.

·
Net loss of $1.7 million, or $0.03 per basic and diluted share, for the fiscal quarter ended September 30, 2007, increased from a net loss of $651,000, or $0.01 per basic and diluted share, for the fiscal quarter ended September 30, 2006.

·	Cash, cash equivalents and marketable securities were $7.2 million as of September 30, 2007 compared to $7.7 million as of June 30, 2007.

·
Net accounts receivable were $2.0 million as of September 30, 2007 as compared to $3.4 million as of June 30, 2007. Annualized days sales outstanding (“DSO”) in receivables as of September 30, 2007 decreased to 19 days from 21 days as of June 30, 2007. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

•
Net inventories were $10.5 million as of September 30, 2007 as compared to $11.0 million as of June 30, 2007. Our annualized inventory turns decreased to 2.5 annualized turns for the fiscal quarter ended September 30, 2007 compared to 2.8 annualized turns for the fiscal quarter ended June 30, 2007.

Critical Accounting Policies and Estimates

                The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, goodwill and purchased intangible assets and legal settlement costs. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.  There have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended September 30, 2007 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Consolidated Results of Operations

The following table presents the percentage of net revenues represented by each item in our condensed consolidated statement of operations:
	Three Months Ended
	September 30,
	2007	2006

Net revenues	100.0%	100.0%
Cost of revenues	50.7%	47.2%
Gross profit	49.3%	52.8%
Operating expenses:
Selling, general and administrative	48.1%	43.9%
Research and development	13.5%	13.7%
Litigation settlement costs	0.0%	0.1%
Amortization of purchased intangible assets	0.1%	0.1%
Total operating expenses	61.8%	57.9%
Loss from operations	(12.4%)	(5.1%)
Interest income (expense), net	(0.1%)	0.0%
Other income (expense), net	0.1%	(0.0%)
Loss before income taxes	(12.5%)	(5.1%)
Provision for income taxes	0.2%	0.1%
Net loss	(12.7%)	(5.2%)

Comparison of the Fiscal Quarter Ended September 30, 2007 and 2006

Net Revenues by Product Line

The following table presents net revenues by product line:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Device enablement	$9,829	75.3%	$9,003	71.9%	$826	9.2%
Device management	1,951	14.9%	1,714	13.7%	237	13.8%
Device networking	11,780	90.2%	10,717	85.6%	1,063	9.9%
Non-core	1,274	9.8%	1,797	14.4%	(523)	(29.1%)
Net revenues	$13,054	100.0%	$12,514	100.0%	$540	4.3%

The increase in net revenues for the fiscal quarter ended September 30, 2007 as compared to the fiscal quarter ended September 30, 2006 was primarily a result of an increase in net revenues from our device enablement and device management product lines, offset by a decrease in our non-core product lines.  The increase in our device enablement product lines was primarily due to an increase in our external device enablement products.  We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment on our device networking product lines.

Net Revenues by Region

The following table presents net revenues by geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Americas	$7,935	60.8%	$7,656	61.2%	$279	3.6%
EMEA	3,385	25.9%	2,991	23.9%	394	13.2%
Asia Pacific	1,734	13.3%	1,867	14.9%	(133)	-7.1%
Net revenues	$13,054	100.0%	$12,514	100.0%	$540	4.3%

The increase in net revenues for the fiscal quarter ended September 30, 2007 as compared to the fiscal quarter ended September 30, 2006 is primarily a result of an increase in net revenues in the EMEA (“Europe, Middle East and Africa”) and Americas regions offset by a decrease in the Asia Pacific region.  The increase in net revenues in the EMEA region is primarily attributable to an increase in sales of our device enablement product lines offset by a decrease in our non-core product lines.  The increase in the Americas region is primarily due to an increase in device networking product lines offset by a decline in non-core product lines.   The decrease in the Asia Pacific region is primarily due to a decrease in non-core product lines.

Gross Profit

The following table presents gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Gross profit	$6,441	49.3%	$6,607	52.8%	$(166)	(2.5%)

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

The decrease in gross profit margin percent was primarily attributable to an increase in certain inventory reserves in connection with a review of our product offerings as part of our effort to simplify our product portfolio by discontinuing slow-moving and non-strategic products.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

The following table presents selling, general and administrative expenses:

	Three Months Ended
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,663		$2,861		$802	28.0%
Professional fees & outside services	708		758		(50)	(6.6%)
Advertising and marketing	658		745		(87)	(11.7%)
Facilities	383		540		(157)	(29.1%)
Share-based compensation	270		209		61	29.2%
Depreciation	83		77		6	7.8%
Other	514		308		206	66.9%
Selling, general and administrative	$6,279	48.1%	$5,498	43.9%	$781	14.2%

In order of significance, the increase in selling, general and administrative expenses for the fiscal quarter ended September 30, 2007 as compared to the fiscal quarter ended September 30, 2006 was primarily due to: (i) increased personnel-related expenses as a result of severance charges related to the departure of the former president and chief executive officer and other former employees, (ii) costs associated with the executive search for a permanent CEO and (iii) increased expenses due to a $121,000 VAT liability in connection with a tax audit of a foreign subsidiary.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents research and development expenses:

	Three Months Ended
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,255		$1,274		$(19)	(1.5%)
Facilities	212		166		46	27.7%
Professional fees & outside services	81		81		-	0.0%
Share-based compensation	112		93		19	20.4%
Depreciation	12		9		3	33.3%
Other	96		95		1	1.1%
Research and development	$1,768	13.5%	$1,718	13.7%	$50	2.9%

Total research and development expenses for the fiscal quarter ended September 30, 2007 remained consistent compared to the fiscal quarter ended September 30, 2006.  Personnel-related expenses decreased slightly due to lower average headcount, partially offset by approximately $120,000 in charges related to the departure of a former employee.

Provision for Income Taxes

On July 1, 2007, we adopted FIN 48.  In connection with the adoption of FIN 48, we recognized an adjustment of approximately $226,000 to the beginning balance of accumulated deficit on our consolidated balance sheet.  Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2007, we had recorded $326,000 of uncertain tax positions including approximately $98,000 of accrued interest and penalties related to these uncertain tax positions.

At July 1, 2007, our fiscal 2001 through fiscal 2007 tax years remain open to examination by the Federal and state taxing authorities.  However, we have net operating losses (“NOLs”) beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended
	September 30,
	2007	2006
Effective tax rate	1%	2%

We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  The federal statutory rate was 34% for all periods.  The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our domestic net deferred tax assets for the fiscal quarters ended September 30, 2007 and 2006.

Liquidity and Capital Resources

Since inception through fiscal 2007, we have financed our operations primarily through the issuance of common stock and operating activities. We refer to the sum of cash and cash equivalents and marketable securities as “cash” for the purposes of discussing our cash balance and liquidity.

The following table presents details of our working capital and cash:

	September 30,	June 30,	Increase
	2007	2007	(Decrease)
		(In thousands)
Working capital	$4,305	$5,587	$(1,336)
Cash and cash equivalents	$7,089	$7,582	$(493)
Marketable securities	96	97	(1)
Total cash, cash equivalents and marketable securities	$7,185	$7,679	$(494)

In order of significance, our working capital as of September 30, 2007 decreased compared to June 30, 2007 primarily due to: (i) a net loss and (ii) a decrease in accounts receivable as a result of lower net revenues for the fiscal quarter ended September 30, 2007 as compared to the fiscal quarter ended June 30, 2007.  Our cash balance decreased compared to prior year end as a result of our cash management activities, which included the timing of cash payments to our vendors and the timing of cash receipts from our customers.

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

In May 2006, we entered into a two-year secured revolving Loan and Security Agreement ("Line of Credit”) with a bank, which provides for borrowings up to $5.0 million. The borrowing capacity is limited to eligible accounts receivable as defined under the Line of Credit. Borrowings under the Line of Credit bear interest at the prime rate plus 1.75% per annum. We are required to pay an unused line fee of 0.50% on the unused portion of the Line of Credit. As of September 30, 2007 and June 30, 2007, we had no borrowings against the Line of Credit.

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease and security deposits:

	September 30,	June 30,
	2007	2007
	(In thousands)
Available borrowing capacity	$1,813	$3,462
Outstanding letters of credit	$1,280	$1,280

During March 2006, we entered into a lease agreement whereby the lessor will advance an amount not to exceed $1.0 million for the implementation of a new enterprise resource planning (“ERP”) information system to manage our business operations. During the ERP implementation period, we will pay interest of 9.0% on the amounts advanced. The lease agreement states that the aggregate amount advanced to us by the lessor will be repaid over a three-year period following the completion of the ERP implementation. As of September 30, 2007, we had incurred costs of $500,000 in connection with the ERP implementation which will be advanced by the lessor.

As of September 30, 2007 and June 30, 2007, approximately $1.1 million and $2.0 million, respectively, of our cash was held in foreign subsidiary bank accounts.  Such cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations is subject to approval by the foreign location board of directors.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Net cash provided by (used in):
Net loss	$(1,653)	$(651)
Non-cash operating expenses, net	732	468
Changes in operating assets and liabilities:
Accounts receivable	1,434	334
Inventories	376	(1,122)
Contract manufacturers' receivable	19	368
Prepaid expenses and other current assets	76	25
Other assets	(1)	(3)
Accounts payable	(2,380)	1,957
Accrued payroll and related expenses	203	(213)
Accrued settlements	-	(400)
Warranty reserve	(73)	(198)
Other liabilities	677	(741)
Net cash used in operating activities	(590)	(176)
Net cash used in investing activities	(126)	(4)
Net cash provided by financing activities	149	151
Effect of foreign exchange rate changes on cash	74	(13)
Decrease in cash and cash equivalents	$(493)	$(42)

Operating activities used cash during the fiscal quarter ended September 30, 2007. This was the result of a net loss, offset by non-cash operating expenses and cash provided by operating assets and liabilities. The non-cash items that had a significant impact on net loss included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash used in operating activities included (i) a decrease in net accounts receivable due to the timing of collections and linearity of sales (ii) an increase in other liabilities as a result of increase in customer prepayments and (iii) a decrease in finished good inventories; offset by (iii) a decrease in accounts payable as a result of the timing of inventory receipts and cash payments to vendors.

Operating activities used cash during the fiscal quarter ended September 30, 2006. This was the result of at net loss, offset by non-cash operating expenses and cash provided by operating assets and liabilities. The non-cash items that had a significant impact on the net loss included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash used in operating activities included (i) an increase in accounts payable as a result of the timing of cash payments to vendors and (ii) a decrease in receivable balances as a result of our cash collection efforts; offset by (iii) an increase in inventories, (iv) a decrease in other liabilities as a result of a decrease in customer deposits, (v) a decrease in accrued settlements as a result of the payment of the Digi settlement and (vi) a reduction in the warranty reserve to reflect lower expected warranty return rates.

Investing activities used cash during the fiscal quarter ended September 30, 2007. This was due to the purchase of property and equipment.

Investing activities used cash during the fiscal quarter ended September 30, 2006. This was due to the purchase of property and equipment.

Financing activities provided cash during the fiscal quarter ended September 30, 2007. This was due to proceeds from the sale of common shares through employee stock option exercises and the 2000 Employee Stock Purchase Plan (the “ESPP”) offset by repayments on capital lease obligations.

Financing activities provided cash during the fiscal quarter ended September 30, 2006. This was due to proceeds from the sale of common shares through employee stock option exercises and the ESPP offset by repayments on capital lease obligations.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2007.

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

The following table presents our cash and cash equivalents and marketable securities:

	September 30,	June 30,
	2007	2007
	(In thousands)
Cash and cash equivalents	$7,089	$7,582
Marketable securities	96	97
Total cash, cash equivalents and marketable securities	$7,185	$7,679

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

The following table presents our cash balance held in foreign currencies:

	September 30,	June 30,
	2007	2007
	(In thousands)
Cash held in foreign currencies	$2,071	$2,042

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal quarter ended September 30, 2006. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth in Note 9 and 10 to our notes to the unaudited condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves numerous risks and uncertainties.  Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section. This section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report. If any of these risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Our quarterly operating results may fluctuate, which could cause our stock to decline.

We have experienced, and expect to continue to experience, significant fluctuations in net revenues, expenses and operating results from quarter to quarter. We, therefore, believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. A high percentage of our operating expenses are relatively fixed and are based on our expectations of future net revenues. If we were to experience a reduction in revenues in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that fiscal quarter would be harmed. If our operating results in future fiscal quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

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

The following table presents sales to our significant customers as a percentage of net revenues:

	Three Months Ended
	September 30,
	2007	2006
Top five customers (1)	40.0%	35.6%
Tech Data	15.0%	9.9%
Ingram Micro	9.7%	9.2%

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

We and our contract manufacturers are responsible for procuring raw materials for our products. Our products incorporate components or technologies that are only available from single or limited sources of supply. In particular, some of our integrated circuits are only available from a single source and in some cases are no longer being manufactured. From time to time, integrated circuits used in our products will be phased out of production. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we might be unable to purchase sufficient components to meet our demands, or we might incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have, in the past, been subject to market shortages and substantial price fluctuations. From time to time, we have been unable to meet our orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with many of our vendors to obtain necessary components or technology for our products. If we are unable to purchase components from these suppliers, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenues and risk losing customers and harming our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations. We have recently redesigned many of our products to comply with the new environmental regulation such as the Reduction of Hazardous Substances (“RoHS”) directive. These regulations are relatively new for our supply chain and interruptions in parts supply due to the additional complexities and limited number of second source supply choices could adversely impact our business.

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

Environmental regulations such as the Waste Electrical and Electronic Equipment (“WEEE”)  and RoHS directives may require us to redesign our products and to develop compliance administration systems.

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

If we are unable to develop new products as a result of our research and development efforts, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenues from these products will be sufficient to justify our investment in research and development. In addition, if we do not invest sufficiently in research and development, we may be unable to maintain our competitive position. Our investment in research and development may decrease, which may put us at a competitive disadvantage compared to our competitors and adversely affect our market position.

We expect the average selling prices of our products to decline, which could reduce our net revenues, gross margins and profitability.

In the past, we have experienced some reduction in the average selling prices and gross margins of products, and we expect that this will continue for our products as they mature. We expect competition to continue to increase, and we anticipate this could result in additional downward pressure on our pricing. Our average selling prices for our products might decline as a result of other reasons, including promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. We also may not be able to increase the price of our products if the prices of components or our overhead costs increase. In addition, we may be unable to adjust our prices in response to currency exchange rate fluctuations resulting in lower gross margins.  Further, as is characteristic of our industry, the average selling prices of our products have historically decreased over the products’ life cycles and we expect this pattern to continue.  If these were to occur, our gross margins would decline and we may not be able to reduce the cost to manufacture our products to keep up with the decline in prices.

Current or future litigation could adversely affect us.

We recently concluded multiple securities lawsuits with our stockholders and litigation with a former executive officer.  We may have an obligation to continue to indemnify the former executive officer and defend the securities violation that he has been charged with.  There is a risk that our insurance carriers may not reimburse us for such costs. Any lawsuit may involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources. Except as described in this Form 10-Q, we do not know what the outcome of outstanding legal proceedings will be and cannot determine the extent to which these resolutions might have a material adverse effect on our business, financial condition or results of operations. The results of litigation are inherently uncertain, and adverse outcomes are possible.

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

We outsource substantially all of our manufacturing to four manufacturers in Asia: Venture Electronics Services, Uni Precision Industrial Ltd., Universal Scientific Industrial Company, LTD and Hana Microelectronics, Inc. In addition, two independent third party foundries located in Asia manufacture substantially all of our large scale integration chips. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

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

The following table presents our sales within geographic regions:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Americas	$7,935	60.8%	$7,656	61.2%	$279	3.6%
EMEA	3,385	25.9%	2,991	23.9%	394	13.2%
Asia Pacific	1,734	13.3%	1,867	14.9%	(133)	-7.1%
Net revenues	$13,054	100.0%	$12,514	100.0%	$540	4.3%

We expect that international revenues will continue to represent a significant portion of our net revenues in the foreseeable future. Doing business internationally involves greater expense and many risks. For example, because the products we sell abroad and the products and services we buy abroad may be priced in foreign currencies, we could be affected by fluctuating exchange rates. In the past, we have lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we use contract manufacturers based in Asia to manufacture substantially all of our products. International revenues and operations are subject to numerous risks, including:

•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

•	reduced protection for intellectual property rights in some countries;

•	differing labor regulations;

•	compliance with a wide variety of complex regulatory requirements;

•	fluctuations in currency exchange rates;

•	changes in a country’s or region’s political or economic conditions;

•	effects of terrorist attacks in the U.S. and abroad;

•	greater difficulty in staffing and managing foreign operations; and

•	increased financial accounting and reporting burdens and complexities.

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

The following table presents our inventory and reserve for excess and obsolete inventory reserve:

	September 30,	June 30,
	2007	2007
	(In thousands)
Finished goods	$7,448	$7,848
Raw materials	2,301	2,653
Inventory at distributors	1,866	1,876
Large scale integration chips *	1,536	1,530
Inventories, gross	13,151	13,907
Reserve for excess and obsolete inventory	(2,698)	(2,926)
Inventories, net	$10,453	$10,981

* This item is sold individually and embedded into our products.

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

Our financial performance depends substantially on the performance of our executive officers, key technical, marketing and sales employees. In September 2007, our then President and Chief Executive Officer, Marc Nussbaum, was replaced as President and Chief Executive Officer.  While we are actively conducting a search for Mr. Nussbaum’s permanent replacement, we cannot assure you that we will be able to recruit a qualified individual in a timely manner.  Even though we have established Reagan Sakai, Interim Chief Executive Officer and Chief Financial Officer, to assume Mr. Nussbaum’s responsibilities, any disruption resulting from Mr. Nussbaums’s departure may adversely impact our customer relationships, employee morale and our business.  We are also dependent upon our technical personnel, due to the specialized technical nature of our business.  If we were to lose the services of Mr. Sakai or any of our key personnel and were not able to find replacements in a timely manner, our business could be disrupted, other key personnel might decide to leave, and we might incur increased operating expenses associated with finding and compensating replacements.

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

                During fiscal 2006, we began an upgrade of our existing ERP information system to manage our business operations.  The possibility exists that our migration to the upgraded ERP information system could adversely affect our disclosure controls and procedures or our operations in future periods. The process of implementing information systems could adversely impact our ability to do the following in a timely manner:  accept and process customer orders, receive inventory and ship products, invoice and collect receivables, place purchase orders and pay invoices, and all other business transactions related to the finance, order entry, purchasing, supply chain and human resource processes within the ERP system. Any such disruption could adversely affect our financial position, results of operations, cash flows and the market price of our common stock.

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

 None.

Item 3.    Defaults Upon Senior Securities

 None.

Item 4.    Submission of Matters to a Vote of Security Holders

 None.

Item 5.    Other Information

 None.

Item 6.    Exhibits

Exhibit
Number	Description of Document

10.1 (1)	Separation Agreement and General Release of Claims effective as of September 24, 2007 between the Company and Marc Nussbaum.
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Furnished, not filed.
(1)  Incorporated by reference from Exhibit 10.1 of our Current Report of Form 8-K filed with the SEC on September 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007	LANTRONIX, INC. (Registrant)

	By:	/s/ Reagan Y. Sakai
Reagan Y. Sakai
Interim Chief Executive Officer
Chief Financial Officer and Secretary
(Principal Executive and Financial Officer)