Form 10-Q
period 2007-12-31
LANTRONIX INC
filed 2008-02-08
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                Accelerated filer ☐                                           Non-accelerated filer ☐  (do not check if a smaller reporting company)                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

As of February 05, 2008, 60,133,661 shares of the Registrant’s common stock were outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
December 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2007
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,224	$7,582
Marketable securities	-	97
Accounts receivable, net	3,260	3,411
Inventories, net	9,963	10,981
Contract manufacturers' receivable	1,001	1,270
Prepaid expenses and other current assets	456	578
Total current assets	21,904	23,919

Property and equipment, net	2,097	1,911
Goodwill	9,488	9,488
Purchased intangible assets, net	435	485
Officer loans	94	129
Other assets	70	26
Total assets	$34,088	$35,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,749	$11,017
Accrued payroll and related expenses	2,342	1,993
Warranty reserve	342	446
Accrued settlements	1,057	1,068
Other current liabilities	3,541	3,808
Total current liabilities	16,031	18,332
Long-term liabilities	235	256
Long-term capital lease obligations	626	142

Commitments and contingencies

Stockholders' equity:
Common stock	6	6
Additional paid-in capital	185,814	184,953
Accumulated deficit	(169,069)	(168,173)
Accumulated other comprehensive income	445	442
Total stockholders' equity	17,196	17,228
Total liabilities and stockholders' equity	$34,088	$35,958

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands, except per share data)

Net revenues (1)	$15,277	$14,829	$28,331	$27,343
Cost of revenues (2)	7,414	7,429	14,027	13,336
Gross profit	7,863	7,400	14,304	14,007
Operating expenses:
Selling, general and administrative	5,331	6,057	11,610	11,555
Research and development	1,758	1,882	3,526	3,600
Litigation settlement costs	-	75	-	90
Amortization of purchased intangible assets	18	18	36	36
Total operating expenses	7,107	8,032	15,172	15,281
Income (loss) from operations	756	(632)	(868)	(1,274)
Interest (expense) income, net	(61)	1	(80)	7
Other income, net	120	730	131	727
Income (loss) before income taxes	815	99	(817)	(540)
(Benefit) Provision for income taxes	(168)	12	(147)	24
Net Income (loss)	$983	$87	$(670)	$(564)

Basic - net income (loss) per share	$0.02	$0.00	$(0.01)	$(0.01)

Diluted - net income (loss) per share	$0.02	$0.00	$(0.01)	$(0.01)

Basic - weighted average shares	60,088	59,562	60,015	59,413

Diluted - weighted average shares	60,542	60,196	60,015	59,413

(1) Includes net revenues from related party	$211	$302	$502	$581

(2) Includes amortization of purchased intangible assets	$8	$4	$13	$6

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net Loss	$(670)	$(564)
Adjustments to reconcile net loss to net cash used in
operating activities:
Share-based compensation	641	635
Provision for inventories	314	(70)
Depreciation and amortization	267	194
Gain on sale of investment	(104)	(700)
Amortization of purchased intangible assets	50	42
Provision for officer loan	35	-
(Recovery) Provision for doubtful accounts	(3)	20
Litigation settlement costs	-	90
Changes in operating assets and liabilities:
Accounts receivable	148	(401)
Inventories	704	(345)
Contract manufacturers' receivable	269	16
Prepaid expenses and other current assets	135	(25)
Other assets	(17)	(6)
Accounts payable	(2,272)	1,272
Accrued payroll and related expenses	333	304
Accrued settlements	-	(400)
Warranty reserve	(104)	(219)
Other liabilities	(195)	(617)
Net cash used in operating activities	(469)	(774)
Cash flows from investing activities:
Purchases of property and equipment, net	(252)	(271)
Proceeds from the sale of investment	104	700
Net cash (used) provided in investing activities	(148)	429
Cash flows from financing activities:
Net proceeds from issuances of common stock	220	395
Payment of capital lease obligations	(69)	(78)
Net cash provided by financing activities	151	317
Effect of foreign exchange rate changes on cash	108	43
Increase (decrease) in cash and cash equivalents	(358)	15
Cash and cash equivalents at beginning of period	7,582	7,729
Cash and cash equivalents at end of period	$7,224	$7,744

 See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (the “Company” or “Lantronix”) have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 11, 2007. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 2007, and the consolidated results of its operations and cash flows for the three and six months ended December 31, 2007 and 2006.  All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

2.           Computation of Net Income (Loss) per Share

Basic and diluted net income (loss) per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands, except per share data)
Numerator:
Net Income (loss)	$983	$87	$(670)	$(564)
Denominator:
Basic weighted-average shares outstanding	60,088	59,562	60,015	59,413
Effect of dilutive shares:
Stock options	454	634	-	-
Diluted weighted-average shares	60,542	60,196	60,015	59,413

Basic - net income (loss) per share	$0.02	$0.00	$(0.01)	$(0.01)

Diluted - net income (loss) per share	$0.02	$0.00	$(0.01)	$(0.01)

The following table presents the common stock equivalents excluded from the diluted net income (loss) per share calculation, because they were anti-dilutive as of such dates.  These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Common stock equivalents	1,326,975	1,682,991	2,001,466	2,500,146

3.           Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	June 30,
	2007	2007
	(In thousands)
Finished goods	$6,727	$7,848
Raw materials	1,906	2,653
Inventory at distributors	1,832	1,876
Large scale integration chips *	2,207	1,530
Inventories, gross	12,672	13,907
Reserve for excess and obsolete inventory	(2,709)	(2,926)
Inventories, net	$9,963	$10,981

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

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2007	2007
	(In thousands)
Beginning balance	$446	$693
Charged to cost of revenues	93	107
Usage	(197)	(354)
Ending balance	$342	$446

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

As of December 31, 2007, the Company had no borrowings against the Line of Credit.

6.           Share-Based Compensation

The following table presents a summary of option activity under the Company’s stock option plans:

Number of
Shares
Balance of options outstanding at June 30, 2007	5,891,896
Options granted	375,750
Options forfeited	(909,800)
Options expired	(132,500)
Options exercised	(124,396)
Balance of options outstanding at December 31, 2007	5,100,950

The following table presents stock option grant date information:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Weighted-average grant date fair value	$0.73	$1.18	$0.78	$1.22
Weighted-average grant date exercise price	$0.98	$1.54	$1.05	$1.57

The following table presents a summary of share-based compensation by functional line item:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands)
Cost of revenues	$26	$24	$53	$36
Selling, general and administrative	132	202	402	411
Research and development	74	96	186	188
Total share-based compensation	$232	$322	$641	$635

7.           Income Taxes

On July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  In connection with the adoption of FIN 48, the Company recognized an adjustment of approximately $226,000 to the beginning balance of accumulated deficit on its consolidated balance sheet.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2007, the Company had recorded $156,000 of uncertain tax positions including approximately $70,000 of accrued interest and penalties related to these uncertain tax positions.

At July 1, 2007, the Company’s fiscal 2001 through fiscal 2007 tax years remain open to examination by Federal and state taxing authorities. However, the Company has net operating losses (“NOLs”) beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The Company utilizes the liability method of accounting for income taxes.  The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Effective tax rate	21%	12%	18%	4%

The federal statutory rate was 34% for all periods.  The tax benefit during the fiscal quarter ended December 31, 2007 is the result of a reduction in estimated foreign taxes and penalties.  The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

8.           Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands)
Net Income (loss)	$983	$87	$(670)	$(564)
Other comprehensive income (loss):
Change in net unrealized gain on investment, net of taxes of $0	8	2	7	8
Reclassification adjustment for net realized gain on sale of investment	(96)	-	(97)	-
Change in translation adjustments, net of taxes of $0	29	53	100	39
Total comprehensive income (loss)	$924	$142	$(660)	$(517)

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

The Company reached an agreement with plaintiffs to settle the Class Action lawsuit. The Company also reached agreements with its relevant insurance carriers with respect to the funding of the cash portions of the settlement with plaintiffs, and the cash funding of the settlement has been completed.   Under the terms of the agreement with the Class Action plaintiffs, the Company was not required to contribute any cash to the Class Action settlement, as all cash contributed would be from the Company’s insurance carriers.  However, as part of the agreement with the plaintiffs in the Class Action lawsuit, the Company agreed to issue certain Lantronix securities to the plaintiffs.  As a result of the anticipated issuance of such securities, and in connection with the issuance of securities for the settlement of the Synergetic action described in detail in previous filings, the Company recorded a charge of $1.2 million in the consolidated statement of operations for the fiscal year ended June 30, 2006.  On December 11, 2006, the United States District Court for the Central District of California gave its final approval to the settlement and issued a final order and judgment in the matter.  During the fiscal quarter ended December 31, 2006, the insurance carriers funded their share of the settlement, which totaled $13.9 million.  On January 10, 2007, the settlement of the Company’s securities litigation became final and effective.  During the fiscal quarter ended March 31, 2007, the Company reduced its accrued settlement liability and settlement recovery by $13.9 million in connection with the settlement becoming final and effective.  As of December 31, 2007, the Company had an accrued settlement liability of $1.1 million.  The Company expects to issue warrants to purchase Lantronix common stock with a fair value of $1.1 million to the class action plaintiffs as final consideration for the remaining settlement liability.  Per the terms of the settlement agreement, the number of shares to be issued pursuant to the warrants shall be determined by using the Black-Scholes model option-pricing formula using a contract life of four years and a strike price of $3 above the average trading price of the Company’s common stock over the 45 trading days ending two trading days prior to the issuance date (20 days after the settlement date) of the warrants.  The escrow administrator for the settlement has provided the Company with a final list of the eligible class action plaintiffs, and the Company will issue the warrants after the Court approves an application brought by the class action plaintiffs on January 28, 2008, for the disbursement of the settlement funds to class members.  The Company expects the Court to rule on the application and the warrants to be issued during fiscal 2008.

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

During 2006, the Company concluded multiple securities lawsuits and litigation with a former executive officer.  The Company may have an obligation to continue to indemnify the former executive officer and defend the securities violation that he has been charged with.  There is a risk that the Company’s insurance carriers may not reimburse us for such costs.  Accordingly, legal expenses for this former executive officer’s defense are recorded as incurred and reimbursement of the legal expenses from insurance are recorded upon receipt.  As of December 31, 2007, the Company had $151,000 of reimbursable legal expenses recorded as a liability on its consolidated balance sheets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

                You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.  The information contained in this Quarterly Report is not a complete description of our business.  We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and subsequent reports on our Current Reports on Form 8-K.

This Quarterly Report contains forward-looking statements which include, but are not limited to, statements concerning projected net revenues, expenses, gross profit and net income (loss), the need for additional capital, market acceptance of our products, our ability to achieve further product integration, the status of evolving technologies and their growth potential and our production capacity. Among these forward-looking statements are statements regarding a potential decline in net revenue from non-core product lines, potential variances in quarterly operating expenses, the adequacy of existing resources to meet cash needs, some reduction in the average selling prices and gross margins of products, need to incorporate software from third-party vendors and open source software in our future products and the potential impact of an increase in interest rates or fluctuations in foreign exchange rates on our financial condition or results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, our beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to those identified under the heading “Risk Factors” set forth in Part II, Item 1A hereto. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

The following describes our device networking product lines:

•
Device Enablement – We offer an array of embedded and external device enablement solutions that enable integrators and manufacturers of electronic and electro-mechanical products to add network connectivity, manageability and control.  Our customers’ products originate from a wide variety of applications within the M2M market, from blood analyzers that relay critical patient information directly to a hospital’s information system, to simple devices such as time clocks, allowing the user to obtain information from these devices and to improve how they are managed and controlled.  We also offer products such as multi-port device servers that enable devices outside the data center to cost effectively share the network connection and convert various protocols to industry standard interfaces such as Ethernet and the Internet.

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

The following describes our non-core product line:

•
Non-core – Over the years, we have innovated or acquired various product lines that are no longer part of our primary, core markets described above. In general, these non-core businesses represent decreasing markets and we minimize research and development in these product lines. Included in this category are terminal servers, visualization solutions, legacy print servers, software and other miscellaneous products. We have announced the end-of-life for almost all of our non-core products and expect a steep decline in non-core revenues in fiscal 2008 while we complete the exit of this product category.

Financial Highlights and Other Information for the Three Months Ended December 31, 2007

The following is a summary of the key factors and significant events that impacted our financial performance during the three months ended December 31, 2007:

•
Net revenues were $15.3 million for the three months ended December 31, 2007, an increase of $448,000 or 3.0% as compared to $14.8 million for the three months ended December 31, 2006.  The increase was primarily the result of a $767,000 or 5.7% increase in our device networking product lines offset by a $319,000, or 22.2% decrease in our non-core product lines.

•
Gross profit as a percentage of net revenues was 51.5% for the three months ended December 31, 2007 as compared to 49.9% reported for the three months ended December 31, 2006.  The increase in gross profit margin percent was primarily attributable to a favorable product mix and inventory overhead absorption offset by an increase in certain inventory reserves in connection with a review of our product offerings as part of our effort to simplify our product portfolio by discontinuing slow-moving and non-strategic products.

•
Income from operations was $756,000, or 4.9%, of net revenues for the three months ended December 31, 2007 as compared to a loss from operations of $632,000, or 4.3%, of net revenues for the three months ended December 31, 2006.

•
Net income of $1.0 million, or $0.02 per basic and diluted share, for the three months ended December 31, 2007, increased from a net income of $87,000, or $0.00 per basic and diluted share, for the three months ended December 31, 2006.  Net income for the quarter ended December 31, 2006 was significantly impacted by the $700,000 of income recognized on the sale of our investment in Xanboo.

•	Cash, cash equivalents and marketable securities were $7.2 million as of December 31, 2007 as compared to $7.7 million as of June 30, 2007.

•
Net accounts receivable were $3.3 million as of December 31, 2007 as compared to $3.4 million as of June 30, 2007. Annualized days sales outstanding (“DSO”) in receivables as of December 31, 2007 decreased to 20 days from 21 days as of June 30, 2007. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

•
Net inventories were $10.0 million as of December 31, 2007 as compared to $11.0 million as of June 30, 2007. Our annualized inventory turns remained constant at 2.8 annualized turns for the fiscal quarter ended December 31, 2007 as compared to the fiscal quarter ended June 30, 2007.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, goodwill and purchased intangible assets and legal settlement costs. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.  There have been no significant changes in our critical accounting policies and estimates during the six months ended December 31, 2007 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Consolidated Results of Operations

The following table presents the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.5%	50.1%	49.5%	48.8%
Gross profit	51.5%	49.9%	50.5%	51.2%
Operating expenses:
Selling, general and administrative	34.9%	40.8%	41.0%	42.3%
Research and development	11.5%	12.7%	12.4%	13.2%
Litigation settlement costs	0.0%	0.5%	0.0%	0.3%
Amortization of purchased intangible assets	0.1%	0.1%	0.1%	0.1%
Total operating expenses	46.5%	54.2%	53.6%	55.9%
Income (loss) from operations	4.9%	(4.3%)	(3.1%)	(4.7%)
Interest (expense) income, net	(0.4%)	0.0%	(0.3%)	0.0%
Other income, net	0.8%	4.9%	0.5%	2.7%
Income (loss) before income taxes	5.3%	0.7%	(2.9%)	(2.0%)
(Benefit) Provision for income taxes	(1.1%)	0.1%	(0.5%)	0.1%
Net Income (loss)	6.4%	0.6%	(2.4%)	(2.1%)

Comparison of the Three and Six Months Ended December 31, 2007 and 2006

Net Revenues by Product Line

The following table presents net revenues by product line:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Device enablement	$11,285	73.9%	$10,833	73.1%	$452	4.2%
Device management	2,875	18.8%	2,560	17.3%	315	12.3%
Device networking	14,160	92.7%	13,393	90.4%	767	5.7%
Non-core	1,117	7.3%	1,436	9.6%	(319)	(22.2%)
Net revenues	$15,277	100.0%	$14,829	100.0%	$448	3.0%

The increase in net revenues for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 was the result of an increase in net revenues from our device enablement and device management product lines, offset by a decrease in our non-core product lines.  The increase in our device enablement product lines was primarily due to an increase in our external device enablement products.  We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment on our device networking product lines.

The following table presents net revenues by product line:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2007	Revenue	2006	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$21,114	74.5%	$19,836	72.5%	$1,278	6.4%
Device management	4,826	17.0%	4,274	15.6%	552	12.9%
Device networking	25,940	91.5%	24,110	88.1%	1,830	7.6%
Non-core	2,391	8.5%	3,233	11.9%	(842)	(26.0%)
Net revenues	$28,331	100.0%	$27,343	100.0%	$988	3.6%

The increase in net revenues for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006 was the result of an increase in net revenues from our device enablement and device management product lines, offset by a decrease in our non-core product lines.  The increase in our device enablement product lines was primarily due to an increase in our external device enablement products.  We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment on our device networking product lines.

Net Revenues by Region

The following table presents net revenues by geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Americas	$8,908	58.3%	$9,573	64.6%	$(665)	(6.9%)
EMEA	4,125	27.0%	3,720	25.1%	405	10.9%
Asia Pacific	2,244	14.7%	1,536	10.3%	708	46.1%
Net revenues	$15,277	100.0%	$14,829	100.0%	$448	3.0%

The increase in net revenues for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 was primarily a result of an increase in net revenues in the Asia Pacific and EMEA (“Europe, Middle East and Africa”) regions offset by a decrease in the Americas region.  The increase in net revenues in Asia Pacific region was primarily attributable to an increase in our device enablement and device management product lines.  The increase in net revenues in the EMEA region was primarily attributable to an increase in sales of our device enablement product lines.  The decrease in the Americas region was primarily due to a decrease in the device enablement and non-core product lines offset by an increase in the device management product line.

The following table presents net revenues by geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2007	Revenue	2006	Revenue	$	%
	(In thousands, except percentages)
Americas	$16,843	59.5%	$17,229	63.0%	$(386)	(2.2%)
EMEA	7,510	26.5%	6,711	24.5%	799	11.9%
Asia Pacific	3,978	14.0%	3,403	12.5%	575	16.9%
Net revenues	$28,331	100.0%	$27,343	100.0%	$988	3.6%

The increase in net revenues for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006 was primarily a result of an increase in net revenues in the EMEA and Asia Pacific regions offset by a decrease in the Americas region.  The increase in net revenues in the EMEA region was primarily attributable to an increase in sales of our device enablement product lines.  The increase in net revenues in Asia Pacific region was primarily attributable to an increase in our device enablement and device management product lines offset by a decrease in our non-core product line.  The decrease in the Americas region was primarily due to a decrease in the device enablement and non-core product lines offset by an increase in the device management product line.

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

The following table presents gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Gross profit	$7,863	51.5%	$7,400	49.9%	$463	6.3%

The increase in gross profit margin percent was primarily attributable to a favorable product mix and inventory overhead absorption offset by an increase in certain inventory reserves in connection with a review of our product offerings as part of our effort to simplify our product portfolio by discontinuing slow-moving and non-strategic products.

The following table presents gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Gross profit	$14,304	50.5%	$14,007	51.2%	$297	2.1%

The decrease in gross profit margin percent was primarily attributable to an increase in certain inventory reserves in connection with a review of our product offerings as part of our effort to simplify our product portfolio by discontinuing slow-moving and non-strategic products partially offset by a favorable product mix and inventory overhead absorption.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

The following table presents selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,922		$3,189		$(267)	(8.4%)
Professional fees & outside services	768		847		(79)	(9.3%)
Advertising and marketing	663		842		(179)	(21.3%)
Facilities	389		477		(88)	(18.4%)
Share-based compensation	132		202		(70)	(34.7%)
Depreciation	93		66		27	40.9%
Other	364		434		(70)	(16.1%)
Selling, general and administrative	$5,331	34.9%	$6,057	40.8%	$(726)	(12.0%)

In order of significance, the decrease in selling, general and administrative expenses for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 was primarily due to: (i) decreased personnel-related expenses as a result of the departure of the former president and chief executive officer and other former employees in the previous quarter, (ii) a decrease in advertising and marketing spending due to the timing of product launches and more focused marketing spending.

The following table presents selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$6,585		$6,050		$535	8.8%
Professional fees & outside services	1,476		1,605		(129)	(8.0%)
Advertising and marketing	1,321		1,587		(266)	(16.8%)
Facilities	772		1,017		(245)	(24.1%)
Share-based compensation	402		411		(9)	(2.2%)
Depreciation	176		143		33	23.1%
Other	878		742		136	18.3%
Selling, general and administrative	$11,610	41.0%	$11,555	42.3%	$55	0.5%

In order of significance, the increase in selling, general and administrative expenses for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006 was primarily due to: (i) increased personnel-related expenses as a result of severance charges related to the departure of the former president and chief executive officer and other former employees; offset by (ii) a decrease in advertising and marketing spending due to the timing of product launches and more focused marketing spending and (iii) a decrease in insurance and other allocated facility costs.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,333		$1,339		$(6)	(0.4%)
Facilities	216		148		68	45.9%
Professional fees & outside services	53		137		(84)	(61.3%)
Share-based compensation	74		96		(22)	(22.9%)
Depreciation	14		11		3	27.3%
Other	68		151		(83)	(55.0%)
Research and development	$1,758	11.5%	$1,882	12.7%	$(124)	(6.6%)

Total research and development expenses for the three months ended December 31, 2007 remained consistent compared to the three months ended December 31, 2006.

The following table presents research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,588		$2,613		$(25)	(1.0%)
Facilities	428		314		114	36.3%
Professional fees & outside services	134		218		(84)	(38.5%)
Share-based compensation	186		188		(2)	(1.1%)
Depreciation	26		20		6	30.0%
Other	164		247		(83)	(33.6%)
Research and development	$3,526	12.4%	$3,600	13.2%	$(74)	(2.1%)

           Total research and development expenses for the six months ended December 31, 2007 remained consistent compared to the six months ended December 31, 2006.

Provision for Income Taxes

On July 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  In connection with the adoption of FIN 48, we recognized an adjustment of approximately $226,000 to the beginning balance of accumulated deficit on our consolidated balance sheet.  Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2007, we had recorded $156,000 of uncertain tax positions including approximately $70,000 of accrued interest and penalties related to uncertain tax positions.

At July 1, 2007, our fiscal 2001 through fiscal 2007 tax years remain open to examination by the Federal and state taxing authorities.  However, we have net operating losses (“NOLs”) beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Effective tax rate	21%	12%	18%	4%

We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  The tax benefit during the fiscal quarter ended December 31, 2007 is the result of a reduction in estimated foreign taxes and penalties.   The federal statutory rate was 34% for all periods.  The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our domestic net deferred tax assets for the fiscal quarters ended December 31, 2007 and 2006.

Other Income, Net

Other income, net consists of gains (losses) on the sale of investments, foreign currency transactions and the disposal of fixed assets.

The following tables present other income, net:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Other income, net	$120	0.8%	$730	4.9%	$(610)	(83.6%)

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2007	Revenues	2006	Revenues	$	%
	(In thousands, except percentages)
Other income, net	$131	0.5%	$727	2.7%	$(596)	(82.0%)

The decrease in other income, net for the three and six months ended December 31, 2007 as compared to the three and six months ended December 31, 2006 is primarily due to $700,000 of income recognized on the sale of our investment in Xanboo during December of 2006. The decrease was partially offset by the sale of our marketable securities of approximately $104,000 in the six months ended December 31, 2007.

Liquidity and Capital Resources

Since inception through fiscal 2007, we have financed our operations primarily through the issuance of common stock and operating activities. We refer to the sum of cash and cash equivalents and marketable securities as “cash” for the purposes of discussing our cash balance and liquidity.

The following table presents details of our working capital and cash:

	December 31,	June 30,	Increase
	2007	2007	(Decrease)
		(In thousands)
Working capital	$5,873	$5,587	$286
Cash and cash equivalents	$7,224	$7,582	$(358)
Marketable securities	-	97	(97)
Total cash, cash equivalents and marketable securities	$7,224	$7,679	$(455)

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

In May 2006, we entered into a two-year secured revolving Loan and Security Agreement ("Line of Credit”) with a bank, which provides for borrowings up to $5.0 million. The borrowing capacity is limited to eligible accounts receivable as defined under the Line of Credit. Borrowings under the Line of Credit bear interest at the prime rate plus 1.75% per annum. We are required to pay an unused line fee of 0.50% on the unused portion of the Line of Credit. As of December 31, 2007 and June 30, 2007, we had no borrowings against the Line of Credit.

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease and security deposits:

	December 31,	June 30,
	2007	2007
	(In thousands)
Available borrowing capacity	$2,835	$3,462
Outstanding letters of credit	$1,280	$1,280

As of December 31, 2007 and June 30, 2007, approximately $1.1 million and $2.0 million, respectively, of our cash was held in foreign subsidiary bank accounts.  Such cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations is subject to approval by the foreign location board of directors.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands)
Net cash provided by (used in):
Net Income (loss)	$983	$87	$(670)	$(564)
Non-cash operating expenses, net	468	(257)	1,200	211
Changes in operating assets and liabilities:	-
Accounts receivable	(1,286)	(735)	148	(401)
Inventories	328	777	704	(345)
Contract manufacturers' receivable	250	(352)	269	16
Prepaid expenses and other current assets	59	(50)	135	(25)
Other assets	(16)	(3)	(17)	(6)
Accounts payable	108	(685)	(2,272)	1,272
Accrued payroll and related expenses	130	517	333	304
Accrued settlements	-	-	-	(400)
Warranty reserve	(31)	(21)	(104)	(219)
Other liabilities	(872)	124	(195)	(617)
Net cash provided (used) in operating activities	121	(598)	(469)	(774)
Net cash (used) provided in investing activities	(22)	433	(148)	429
Net cash provided by financing activities	2	166	151	317
Effect of foreign exchange rate changes on cash	34	56	108	43
Increase (decrease) in cash and cash equivalents	$135	$57	$(358)	$15

Operating activities provided cash during the three months ended December 31, 2007. This was the result of net income and, non-cash operating expenses, which was offset by cash used in operating assets and liabilities. The non-cash items that had a significant impact on net income included share-based compensation, depreciation, provisions for inventories and a gain on the sale of marketable securities.  In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) an increase in net accounts receivable due to the timing of collections and linearity of sales, and (ii) an increase in other liabilities as a result of increase in customer prepayments; offset by (iii) a decrease in inventory and contract manufactures’ receivable.

Operating activities used cash during the three months ended December 31, 2006. This was the result of cash used by operating assets and liabilities, non-cash operating expense, which was offset by net income.  The non-cash items that had a significant impact on net income included a gain on the sale of the company’s investment in Xanboo, share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash used in operating activities included (i) an increase in net accounts receivable as a result of higher sales and the timing of cash collections (ii) a decrease in accounts payable as a result of the timing of payment to vendors and (iii) an increase in the contract manufacturers’ receivables due to the timing of shipments and cash collections; offset by (iv) a decrease in inventories as a result of the increase in revenues and (v) an increase in accrued payroll due to the timing of payroll periods.

Investing activities used cash during the three months ended December 31, 2007.  This was due to the purchase of property and equipment, which was offset by proceeds from the sale of marketable securities.

Investing activities provided cash during the three months ended December 31, 2006. This was due to the sale of the Company’s investment in Xanboo for $700,000, which was offset by the purchase of property and equipment.

Financing activities provided cash during the three months ended December 31, 2007 and 2006. This was due to proceeds from the sale of common shares through employee stock option exercises, which was offset by repayments on capital lease obligations.

Operating activities used cash during the six months ended December 31, 2007. This was the result of a net loss, cash used by operating assets and liabilities, which was offset by non-cash operating expenses. The non-cash items that had a significant impact on the net loss included share-based compensation, depreciation, provisions for inventories and a gain on the sale of marketable securities. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash used in operating activities included (i) a decrease in accounts payable due to the timing of payments; offset by (ii) a decrease in inventory due to the timing of shipments and (iii) an decrease in trade and contract manufactures’ receivable balances due to the timing of shipment and collections.

Operating activities used cash during the six months ended December 31, 2006. This was the result of a net loss, cash used by operating assets and liabilities, which was offset by non-cash operating expenses. The non-cash items that had a significant impact on the net loss included a gain on the sale of the company’s investment in Xanboo, share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash used in operating activities included (i) an increase in accounts receivable as a result of higher sales and the timing of cash collections, (ii) an increase in inventories, (iii) a decrease in other liabilities as a result of a decrease in customer deposits and the timing of payments to vendors, (iv) a decrease in accrued settlements as a result of the payment of the Digi settlement and (v) a reduction in the warranty reserve to reflect lower expected warranty return rates; offset by (vi) an increase in accounts payable as a result of the timing of cash payments to vendors and an increase in accrued payroll related to the timing of payroll periods.

Investing activities used cash during the six months ended December 31, 2007.  This was due to the purchase of property and equipment, which was offset by proceeds from the sale of marketable securities.

Investing activities provided cash during the six months ended December 31, 2006. This was due to the sale of the Company’s investment in Xanboo for $700,000, which was offset by the purchase of property and equipment.

Financing activities provided cash during the six months ended December 31, 2007 and 2006. This was due to proceeds from the sale of common shares through employee stock option exercises, which was offset by repayments on capital lease obligations.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2007.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy.

Interest Rate Risk

Our exposure to interest rate risk is limited to the exposure related to our cash, cash equivalents and marketable securities. Our cash and cash equivalents are held in cash deposit accounts and, as such, we believe our cash and cash equivalents are not subject to significant interest rate risk. We believe our marketable securities would not decline in value by a significant amount if interest rates increase, and therefore would not have a material effect on our financial condition or results of operations.

The following table presents our cash, cash equivalents and marketable securities:

	December 31,	June 30,
	2007	2007
	(In thousands)
Cash and cash equivalents	$7,224	$7,582
Marketable securities	-	97
Total cash, cash equivalents and marketable securities	$7,224	$7,679

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

The following table presents our cash balance held in foreign currencies:

	December 31,	June 30,
	2007	2007
	(In thousands)
Cash held in foreign currencies	$1,826	$2,042

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of our fiscal quarter ended December 31, 2007. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The information set forth in Note 9 and 10 to our notes to the unaudited condensed consolidated financial statements of Part I, Item 1 of this Quarterly Report is hereby incorporated by reference.

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

Our quarterly operating results may fluctuate, which could cause our stock price to decline.

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

Our common stock may be delisted, which could significantly harm our business.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “LTRX.” We currently are not in compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq Capital Market; however, we have until June 23, 2008, to regain compliance. At that time we may then be eligible for an additional 180 calendar day grace period in which to regain compliance with the $1.00 minimum bid price requirement. If our common stock was delisted from The Nasdaq Capital Market, some or all of the following could be reduced, harming our investors:

•	the liquidity of our common stock;

•	the market price of our common stock;

•	the number of institutional investors that will consider investing in our common stock;

•	the number of investors in general that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices;

•	the number of broker-dealers willing to execute trades in shares of our common stock; and

•	our ability to obtain financing for the continuation of our operations.

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

The following table presents sales to our significant customers as a percentage of net revenues:

	Six Months Ended
	December 31,
	2007	2006
Top five customers (1)	37.1%	34.1%
Tech Data	13.8%	7.2%
Ingram Micro	8.2%	11.5%

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

Our future success depends in large part on our ability to continue to enhance existing products, lower product cost and develop new products that maintain technological competitiveness and meet government and industry standards. The demand for network-enabled products is relatively new and can change as a result of innovations, new technologies or new government and industry standards. For example, a recent directive in the European Union bans the use of lead and other heavy metals in electrical and electronic equipment after July 1, 2006. As a result, in advance of this deadline, some of our customers selling products in Europe had begun demanding product from component manufacturers that did not contain these banned substances. Any failure by us to develop and introduce new products or enhancements in response to new government and industry standards could harm our business, financial condition or results of operations. These requirements might or might not be compatible with our current or future product offerings. We might not be successful in modifying our products and services to address these requirements and standards. For example, our competitors might develop competing technologies based on Internet Protocols, Ethernet Protocols or other protocols that might have advantages over our products. If this were to happen, our net revenues might not grow at the rate we anticipate, or could decline.

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

In the past, we have experienced some reduction in the average selling prices and gross margins of products, and we expect that this will continue for our products as they mature. We expect competition to continue to increase, and we anticipate this could result in additional downward pressure on our pricing. Our average selling prices for our products might decline as a result of other reasons, including promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. We also may not be able to increase the price of our products if the prices of components or our overhead costs increase. In addition, we may be unable to adjust our prices in response to currency exchange rate fluctuations resulting in lower gross margins.  Further, as is characteristic of our industry, the average selling prices of our products have historically decreased over the products’ life cycles and we expect this pattern to continue.  If any of these were to occur, our gross margins would decline and we may not be able to reduce the cost to manufacture our products to keep up with the decline in prices.

Current or future litigation could adversely affect us.

We are subject to a wide range of claims and lawsuits in the course of our business.  For example, we recently concluded multiple securities lawsuits with our stockholders and litigation with a former executive officer.  We may have an obligation to continue to indemnify the former executive officer and defend the securities violation that he has been charged with.  There is a risk that our insurance carriers may not reimburse us for such costs. Any lawsuit may involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources. The results of litigation are inherently uncertain, and adverse outcomes are possible.

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

The following table presents our sales within geographic regions:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2007	Revenue	2006	Revenue	$	%
	(In thousands, except percentages)
Americas	$16,843	59.5%	$17,229	63.0%	$(386)	(2.2%)
EMEA	7,510	26.5%	6,711	24.5%	799	11.9%
Asia Pacific	3,978	14.0%	3,403	12.5%	575	16.9%
Net revenues	$28,331	100.0%	$27,343	100.0%	$988	3.6%

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

The following table presents our inventory and reserve for excess and obsolete inventory reserve:

	December 31,	June 30,
	2007	2007
	(In thousands)
Finished goods	$6,727	$7,848
Raw materials	1,906	2,653
Inventory at distributors	1,832	1,876
Large scale integration chips *	2,207	1,530
Inventories, gross	12,672	13,907
Reserve for excess and obsolete inventory	(2,709)	(2,926)
Inventories, net	$9,963	$10,981

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on November 14, 2007.  At the meeting, our stockholders voted on the following proposals and cast their votes as follows:

Proposal 1:  To elect the following five directors to serve until the 2008 Annual Meeting of Stockholders and until their successors are duly elected and qualified:

Nominee	For	Against	Abstain
Curtis Brown	46,951,086	6,217,034	153,631
Bernhard Bruscha	52,689,628	541,334	90,789
Thomas W. Burton	53,013,503	154,617	153,631
Howard T. Slayen	53,081,255	172,631	67,865
Thomas Wittenschlaeger	52,734,456	433,664	153,631

Proposal 2:  To ratify the appointment of McGladrey & Pullen, LLP as our independent registered public accountants for the fiscal year ending June 30, 2008:

Nominee	For	Against	Abstain	Broker Non-Votes
McGladrey & Pullen, LLP	53,121,924	63,683	136,144	-

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit
Number	Description of Document

10.1 (1)	Executive Compensation Plan.

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
* Furnished, not filed.
(1)           Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2008	LANTRONIX, INC.
(Registrant)

	By:	/s/ Reagan Y. Sakai
Reagan Y. Sakai
Interim Chief Executive Officer Chief Financial Officer and Secretary
(Principal Executive and Financial Officer)