Form 10-Q
period 2008-03-31
LANTRONIX INC
filed 2008-05-12
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

As of May 7, 2008, 60,312,363 shares of the Registrant’s common stock were outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2008	2007
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,297	$7,582
Marketable securities	-	97
Accounts receivable, net	2,833	3,411
Inventories, net	8,079	10,981
Contract manufacturers' receivable	1,321	1,270
Prepaid expenses and other current assets	744	578
Total current assets	20,274	23,919

Property and equipment, net	2,106	1,911
Goodwill	9,488	9,488
Purchased intangible assets, net	409	485
Officer loans	94	129
Other assets	43	26
Total assets	$32,414	$35,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,483	$11,017
Accrued payroll and related expenses	1,934	1,993
Warranty reserve	342	446
Accrued settlements	-	1,068
Other current liabilities	3,620	3,808
Total current liabilities	13,379	18,332
Long-term liabilities	214	256
Long-term capital lease obligations	552	142

Commitments and contingencies

Stockholders' equity:
Common stock	6	6
Additional paid-in capital	187,264	184,953
Accumulated deficit	(169,533)	(168,173)
Accumulated other comprehensive income	532	442
Total stockholders' equity	18,269	17,228
Total liabilities and stockholders' equity	$32,414	$35,958

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(In thousands, except per share data)

Net revenues (1)	$14,541	$13,253	$42,872	$40,596
Cost of revenues (2)	7,207	6,387	21,234	19,723
Gross profit	7,334	6,866	21,638	20,873
Operating expenses:
Selling, general and administrative	5,982	6,001	17,592	17,556
Research and development	1,707	1,898	5,233	5,498
Litigation settlement costs	-	-	-	90
Amortization of purchased intangible assets	18	18	54	54
Total operating expenses	7,707	7,917	22,879	23,198
Loss from operations	(373)	(1,051)	(1,241)	(2,325)
Interest expense, net	(39)	(11)	(119)	(4)
Other (expense) income, net	(16)	6	115	733
Loss before income taxes	(428)	(1,056)	(1,245)	(1,596)
Provision (benefit) for income taxes	36	14	(111)	38
Net loss	$(464)	$(1,070)	$(1,134)	$(1,634)

Net loss per share (basic and diluted)	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted-average shares (basic and diluted)	60,192	59,709	60,074	59,511

(1) Includes net revenues from related party	$196	$209	$698	$790

(2) Includes amortization of purchased intangible assets	$9	$5	$22	$11

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,134)	$(1,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	928	1,048
Provision (recovery) for inventories	362	(141)
Depreciation and amortization	406	287
Gain on sale of investment	(104)	(700)
Amortization of purchased intangible assets	76	65
Provision for officer loan	35	-
(Recovery) Provision for doubtful accounts	(16)	23
Litigation settlement costs	-	90
Changes in operating assets and liabilities:
Accounts receivable	594	309
Inventories	2,540	(1,580)
Contract manufacturers' receivable	(51)	(305)
Prepaid expenses and other current assets	(139)	48
Other assets	11	(3)
Accounts payable	(3,543)	2,403
Accrued payroll and related expenses	(104)	171
Accrued settlements	-	(400)
Warranty reserve	(104)	(248)
Other liabilities	(141)	(644)
Net cash used in operating activities	(384)	(1,211)
Cash flows from investing activities:
Purchases of property and equipment, net	(383)	(396)
Proceeds from the sale of investment	104	700
Net cash (used) provided in investing activities	(279)	304
Cash flows from financing activities:
Net proceeds from issuances of common stock	326	708
Payment of capital lease obligations	(148)	(111)
Net cash provided by financing activities	178	597
Effect of foreign exchange rate changes on cash	200	64
Decrease in cash and cash equivalents	(285)	(246)
Cash and cash equivalents at beginning of period	7,582	7,729
Cash and cash equivalents at end of period	$7,297	$7,483

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (the “Company” or “Lantronix”) have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 11, 2007. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2008, and the consolidated results of its operations and cash flows for the three and nine months ended March 31, 2008 and 2007.  All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

2.    Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(In thousands, except per share data)
Numerator:
Net loss	$(464)	$(1,070)	$(1,134)	$(1,634)
Denominator:
Weighted-average shares	60,292	59,709	60,174	59,511
Less: Unvested common shares outstanding	(100)	-	(100)	-
Weighted-average shares (basic and diluted)	60,192	59,709	60,074	59,511

Net loss per share (basic and diluted)	$(0.01)	$(0.02)	$(0.02)	$(0.03)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates.  These excluded common stock equivalents could be dilutive in the future.
	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Common stock equivalents	4,598,715	2,161,000	3,861,280	2,594,000

3.    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31,	June 30,
	2008	2007
	(In thousands)
Finished goods	$6,298	$7,848
Raw materials	1,819	2,653
Inventory at distributors	1,553	1,876
Large scale integration chips *	1,171	1,530
Inventories, gross	10,841	13,907
Reserve for excess and obsolete inventory	(2,762)	(2,926)
Inventories, net	$8,079	$10,981

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

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2008	2007
	(In thousands)
Beginning balance	$446	$693
Charged to cost of revenues	143	107
Usage	(247)	(354)
Ending balance	$342	$446

5.             Bank Line of Credit and Debt

In May 2006, the Company entered into a two-year secured revolving Loan and Security Agreement ("Line of Credit”) with a bank, which provides for borrowings up to $5.0 million. The borrowing capacity is limited to eligible accounts receivable as defined under the Line of Credit. Borrowings under the Line of Credit bear interest at the prime rate plus 1.75% per annum. The Company is required to pay an unused line fee of 0.50% on the unused portion of the Line of Credit. In addition, the Company paid a fully earned, non-refundable commitment fee of $54,000 and paid an additional $54,000 on the first anniversary of the effective date of the Line of Credit.  The Line of Credit expires in May 2008.  The Company is currently negotiating terms for a new debt agreement.

The Company's obligations under the Line of Credit are secured by substantially all of the Company's assets, including its intellectual property.

The Company is subject to a number of covenants under the Line of Credit, pursuant to which, among other things, the Company has agreed that it will not, without the bank's prior written consent: (a) sell, lease, transfer or otherwise dispose, any of the Company's business or property, provided, however, that the Company may sell inventory in the ordinary course of business consistent with the provisions of the Line of Credit; (b) change the Company's business structure, liquidate or dissolve, or permit a change in beneficial ownership of more than 20% of the outstanding shares; (c) acquire, merge or consolidate with or into any other business organization; (d) incur any debts outside the ordinary course of the Company's business, except for permitted indebtedness, or grant any security interests in or permit a lien, claim or encumbrance upon all or any portion of the Company's assets, except in favor of or agreed to by the bank; (e) make any investments other than permitted investments; (f) make or permit any payments on any subordinated debt, except under the terms of existing subordinated debt or on terms acceptable to the bank, or amend any provision in any document related to the subordinated debt that would increase the amount thereof, or (g) become an "investment company" as such term is defined under the Investment Company Act of 1940. The Line of Credit also contains a number of affirmative covenants, including, among other things, covenants regarding the delivery of financial statements and notice requirements, accounts receivable, payment of taxes, access to collateral and books and records, maintenance of properties and insurance policies, and litigation by third parties.

The Line of Credit includes events of default that include, among other things, non-payment of principal, interest or fees, violation of affirmative and negative covenants, cross default to certain other indebtedness, material adverse change, material judgments, bankruptcy and insolvency events.

As of March 31, 2008, the Company had no borrowings against the Line of Credit.

6.    Share-Based Compensation

The following table presents a summary of option activity under the Company’s stock option plans:

Number of
Shares
Balance of options outstanding at June 30, 2007	5,891,896
Options granted	4,437,450
Options forfeited	(956,888)
Options expired	(449,166)
Options exercised	(124,396)
Balance of options outstanding at March 31, 2008	8,798,896

The following table presents stock option grant date information:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Weighted-average grant date fair value	$0.57	$1.29	$0.58	$1.25
Weighted-average grant date exercise price	$0.82	$1.69	$0.84	$1.63

During the quarter ended March 31, 2008, the Board of Directors approved a market performance grant, which included 2,715,000 stock options and 100,000 restricted shares to members of the executive management team and the Board of Directors.  These market performance grants include service-based vesting and become exercisable as follows:  one year after the date of grant, 30% of these grants vest; two years after the date of grant, an additional 30% of these grants vest; and three years after the date of grant, the final 40% of these grants vest.   These grants include a market performance condition that accelerates the vesting if the Company’s stock price is equal to, or exceeds the following stock prices during each of the 120 preceding calendar days:  $1.50, 30% of the vesting is accelerated; $2.50, an additional 30% of the vesting is accelerated; and $4.00, the final 40% of the vesting is accelerated.  The grants had an exercise price that was equal to the market price of the Company’s common stock at the date of the grant.  The weighted-average exercise price of the grants was $0.78.  The grants had a weighted-average fair value of $0.53 and derived service period of 3-years.  As of March 31, 2008, the unamortized balance of share-based compensation related to these grants is $1.4 million, which will be expensed ratably over the 3-year derived service period.  However, if a market performance condition is met prior to the completion of the derived service period, then the respective share-based compensation expense will be accelerated into the period that the performance condition is met.

The following table presents a summary of share-based compensation by functional line item:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
		(In thousands)
Cost of revenues	$27	$25	$80	$61
Selling, general and administrative	186	292	588	702
Research and development	74	97	260	285
Total share-based compensation	$287	$414	$928	$1,048

7.    Income Taxes

On July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  In connection with the adoption of FIN 48, the Company recognized an adjustment of approximately $226,000 to the beginning balance of accumulated deficit on its consolidated balance sheet.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2008, the Company had recorded $151,000 of uncertain tax positions including approximately $74,000 of accrued interest and penalties related to these uncertain tax positions.

At July 1, 2007, the Company’s fiscal 2001 through fiscal 2007 tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.  However, the Company has federal and state net operating losses (“NOLs”) beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The Company utilizes the liability method of accounting for income taxes.  The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Effective tax rate	8%	1%	9%	2%

The federal statutory rate was 34% for all periods.  The tax benefit during the nine months ended March 31, 2008 is the result of a reduction in estimated foreign taxes and penalties.  The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

8.           Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)
Net loss	$(464)	$(1,070)	$(1,134)	$(1,634)
Other comprehensive income (loss):
Change in net unrealized gain on investment, net of taxes of $0	-	2	7	10
Reclassification adjustment for net realized gain on sale of investment	-	-	(97)	-
Change in translation adjustments, net of taxes of $0	87	21	187	60
Total comprehensive loss	$(377)	$(1,047)	$(1,037)	$(1,564)

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

The Company reached an agreement with plaintiffs to settle the Class Action lawsuit. The Company also reached agreements with its relevant insurance carriers with respect to the funding of the cash portions of the settlement with plaintiffs, and the cash funding of the settlement has been completed.   Under the terms of the agreement with the Class Action plaintiffs, the Company was not required to contribute any cash to the Class Action settlement, as all cash contributed would be from the Company’s insurance carriers.  However, as part of the agreement with the plaintiffs in the Class Action lawsuit, the Company agreed to issue certain Lantronix securities to the plaintiffs.  As a result of the anticipated issuance of such securities, and in connection with the issuance of securities for the settlement of the Synergetic action described in detail in previous filings, the Company recorded a charge of $1.2 million in the consolidated statement of operations for the fiscal year ended June 30, 2006.  On December 11, 2006, the United States District Court for the Central District of California gave its final approval to the settlement and issued a final order and judgment in the matter.  During the fiscal quarter ended December 31, 2006, the insurance carriers funded their share of the settlement, which totaled $13.9 million.  On January 10, 2007, the settlement of the Company’s securities litigation became final and effective.  During the fiscal quarter ended March 31, 2007, the Company reduced its accrued settlement liability and settlement recovery by $13.9 million in connection with the settlement becoming final and effective.  During March 2008, the Company distributed warrants to purchase 1,079,615 shares of Lantronix common stock to the class action plaintiffs as final consideration for the remaining settlement liability.  Per the terms of the settlement agreement, the number of shares issued pursuant to the warrants was determined by using the Black-Scholes model option-pricing formula using a contract life of four years and a strike price of $3 above the average trading price of the Company’s common stock over the 45 trading days ending two trading days prior to the issuance date (20 days after the settlement date) of the warrants.

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

During 2006, the Company concluded multiple securities lawsuits and litigation with a former executive officer.  The Company may have an obligation to continue to indemnify the former executive officer and defend the securities violation that he has been charged with.  There is a risk that the Company’s insurance carriers may not reimburse the Company for such costs.  Accordingly, legal expenses for this former executive officer’s defense are recorded as incurred and reimbursement of the legal expenses from insurance are recorded upon receipt.  As of March 31, 2008, the Company had $62,000 of reimbursable legal expenses recorded as a liability on its consolidated balance sheets.

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

 Financial Highlights and Other Information for the Three Months Ended March 31, 2008

The following is a summary of the key factors and significant events that impacted our financial performance during the three months ended March 31, 2008:

•
Net revenues were $14.5 million for the three months ended March 31, 2008, an increase of $1.3 million or 9.7% as compared to $13.3 million for the three months ended March 31, 2007.  The increase was primarily the result of a $2.1 million or 17.8% increase in our device networking product lines offset by a $776,000, or 46.6% decrease in our non-core product lines.

•
Gross profit as a percentage of net revenues was 50.4% for the three months ended March 31, 2008 as compared to 51.8% reported for the three months ended March 31, 2007.  The decrease in gross profit margin percent was primarily attributable to the product mix as a result of an increase in embedded device networking product sales as a percent of net revenues.

•
Loss from operations was $373,000, or 2.6%, of net revenues for the three months ended March 31, 2008 as compared to a loss from operations of $1.1 million, or 7.9%, of net revenues for the three months ended March 31, 2007.

•
Net loss of $464,000, or $0.01 per basic and diluted share, for the three months ended March 31, 2008, decreased from a net loss of $1.1 million, or $0.02 per basic and diluted share, for the three months ended March 31, 2007.

•	Cash, cash equivalents and marketable securities were $7.3 million as of March 31, 2008 as compared to $7.7 million as of June 30, 2007.

•
Net accounts receivable were $2.8 million as of March 31, 2008 as compared to $3.4 million as of June 30, 2007. Annualized days sales outstanding (“DSO”) in receivables were 19 days for the three months ended March 31, 2008 as compared to 21 days for the three months ended June 30, 2007. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

•
Net inventories were $8.1 million as of March 31, 2008 as compared to $11.0 million as of June 30, 2007. Annualized inventory turns were 3.0 for the three months ended March 31, 2008 as compared to 2.8 for the three months ended June 30, 2007.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, goodwill and purchased intangible assets and legal settlement costs. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.  There have been no significant changes in our critical accounting policies and estimates during the nine months ended March 31, 2008 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Consolidated Results of Operations

The following table presents the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.6%	48.2%	49.5%	48.6%
Gross profit	50.4%	51.8%	50.5%	51.4%
Operating expenses:
Selling, general and administrative	41.1%	45.3%	41.0%	43.2%
Research and development	11.7%	14.3%	12.2%	13.5%
Litigation settlement costs	0.0%	0.0%	0.0%	0.2%
Amortization of purchased intangible assets	0.1%	0.1%	0.1%	0.1%
Total operating expenses	53.0%	59.7%	53.4%	57.1%
Loss from operations	(2.6%)	(7.9%)	(2.9%)	(5.7%)
Interest expense, net	(0.3%)	(0.1%)	(0.3%)	(0.0%)
Other (expense) income, net	(0.1%)	0.0%	0.3%	1.8%
Loss before income taxes	(2.9%)	(8.0%)	(2.9%)	(3.9%)
Provision (benefit) for income taxes	0.2%	0.1%	(0.3%)	0.1%
Net loss	(3.2%)	(8.1%)	(2.6%)	(4.0%)

Comparison of the Three and Nine Months Ended March 31, 2008 and 2007

Net Revenues by Product Line

The following table presents net revenues by product line:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2008	Revenues	2007	Revenues	$	%
	(In thousands, except percentages)
Device enablement	$11,878	81.7%	$9,864	74.4%	$2,014	20.4%
Device management	1,775	12.2%	1,725	13.0%	50	2.9%
Device networking	13,653	93.9%	11,589	87.4%	2,064	17.8%
Non-core	888	6.1%	1,664	12.6%	(776)	(46.6%)
Net revenues	$14,541	100.0%	$13,253	100.0%	$1,288	9.7%

The increase in net revenues for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to the increase in net revenues from our device enablement product lines, offset by a decrease in our non-core product lines.  The increase in our device enablement product lines was primarily due to an increase in our embedded device enablement products, specifically our XPort product family.  We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment on our device networking product lines.

The following table presents net revenues by product line:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$32,992	77.0%	$29,700	73.2%	$3,292	11.1%
Device management	6,601	15.4%	5,999	14.8%	602	10.0%
Device networking	39,593	92.4%	35,699	88.0%	3,894	10.9%
Non-core	3,279	7.6%	4,897	12.0%	(1,618)	(33.0%)
Net revenues	$42,872	100.0%	$40,596	100.0%	$2,276	5.6%

The increase in net revenues for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007 was the result of an increase in net revenues from our device enablement and device management product lines, offset by a decrease in our non-core product lines.  The increase in our device enablement product lines was due to increases in our embedded and external device enablement product lines.  The increase in device management was due to an increase in our SecureLinx products.  We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment on our device networking product lines.

Net Revenues by Region

The following table presents net revenues by geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2008	Revenues	2007	Revenues	$	%
	(In thousands, except percentages)
Americas	$8,294	57.0%	$8,247	62.2%	$47	0.6%
EMEA	4,204	28.9%	3,484	26.3%	720	20.7%
Asia Pacific	2,043	14.1%	1,522	11.5%	521	34.2%
Net revenues	$14,541	100.0%	$13,253	100.0%	$1,288	9.7%

The increase in net revenues for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily a result of an increase in net revenues in the EMEA (“Europe, Middle East and Africa”) and Asia Pacific regions.  The increase in net revenues in the EMEA and Asia Pacific regions was primarily attributable to an increase in our device enablement product lines.

The following table presents net revenues by geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Americas	$25,137	58.6%	$25,476	62.8%	$(339)	(1.3%)
EMEA	11,714	27.3%	10,195	25.1%	1,519	14.9%
Asia Pacific	6,021	14.1%	4,925	12.1%	1,096	22.3%
Net revenues	$42,872	100.0%	$40,596	100.0%	$2,276	5.6%

The increase in net revenues for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007 was primarily a result of an increase in net revenues in the EMEA and Asia Pacific regions offset by a decrease in the Americas region.  The increase in net revenues in the EMEA region was primarily attributable to an increase in sales of our device enablement product lines.  The increase in net revenues in Asia Pacific region was primarily attributable to an increase in our device enablement and device management product lines offset by a decrease in our non-core product line.  The decrease in the Americas region was primarily due to the expected decrease in our non-core product lines offset by an increase in device enablement and device management product lines.

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

The following table presents gross profit:
	Three Months Ended March 31,
		% of Net		% of Net	Change
	2008	Revenues	2007	Revenues	$	%
	(In thousands, except percentages)
Gross profit	$7,334	50.4%	$6,866	51.8%	$468	6.8%

The decrease in gross profit margin percent was primarily attributable to the product mix as a result of an increase in embedded device networking products as a percent of net revenues.

The following table presents gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$21,638	50.5%	$20,873	51.4%	$765	3.7%

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

The following table presents selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2008	Revenues	2007	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,523		$3,324		$198	6.0%
Professional fees & outside services	516		676		(160)	(23.7%)
Advertising and marketing	825		718		107	14.9%
Facilities	390		523		(133)	(25.4%)
Share-based compensation	186		292		(105)	(36.1%)
Depreciation	95		68		27	39.7%
Other	447		400		47	11.8%
Selling, general and administrative	$5,982	41.1%	$6,001	45.3%	$(19)	(0.3%)

In order of significance, the decrease in selling, general and administrative expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to: (i) a decrease in professional fees & outside services, (ii) a decrease in facilities as a result of lower insurance and other allocated facility costs, and (iii) a decrease in share-based compensation; offset by (iv) an increase in personnel-related expenses and (v) an increase in advertising and marketing spending due to the timing of product launches.

The following table presents selling, general and administrative expenses:
	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2008	Revenues	2007	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$10,108		$9,375		$733	7.8%
Professional fees & outside services	1,992		2,281		(289)	(12.7%)
Advertising and marketing	2,146		2,305		(159)	(6.9%)
Facilities	1,162		1,540		(378)	(24.5%)
Share-based compensation	588		702		(114)	(16.2%)
Depreciation	271		211		60	28.4%
Other	1,325		1,142		183	16.0%
Selling, general and administrative	$17,592	41.0%	$17,556	43.2%	$36	0.2%

In order of significance, the change in selling, general and administrative expenses for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007 was primarily due to: (i) an increase in personnel-related expenses as a result of severance charges related to the departure of the former president and chief executive officer and other former employees; offset by (ii) a decrease in facilities as a result of lower insurance and other allocated facility costs, (iii) a decrease in professional fees & outside services and (iv) a decrease in advertising and marketing spending due to the timing of product launches and more focused marketing spending.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2008	Revenues	2007	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,264		$1,354		$(90)	(6.6%)
Facilities	223		176		47	26.7%
Professional fees & outside services	53		178		(125)	(70.2%)
Share-based compensation	74		97		(23)	(23.7%)
Depreciation	14		10		4	40.0%
Other	79		83		(4)	(4.8%)
Research and development	$1,707	11.7%	$1,898	14.3%	$(191)	(10.1%)

In order of significance, the decrease in research and development expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to: (i) a decrease in professional fees & outside services and (ii) a decrease in personnel-related expenses.

The following table presents research and development expenses:
	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2008	Revenues	2007	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,852		$3,967		$(115)	(2.9%)
Facilities	651		490		161	32.9%
Professional fees & outside services	187		396		(209)	(52.8%)
Share-based compensation	260		285		(25)	(8.8%)
Depreciation	40		30		10	33.3%
Other	243		330		(87)	(26.4%)
Research and development	$5,233	12.2%	$5,498	13.5%	$(265)	(4.8%)

In order of significance, the decrease in research and development expenses for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007 was primarily due to: (i) a decrease in professional fees & outside services and (ii) a decrease in personnel-related expenses.

Provision for Income Taxes

On July 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  In connection with the adoption of FIN 48, we recognized an adjustment of approximately $226,000 to the beginning balance of accumulated deficit on our consolidated balance sheet.  Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2008, we had recorded $151,000 of uncertain tax positions including approximately $74,000 of accrued interest and penalties related to uncertain tax positions.

At July 1, 2007, our fiscal 2001 through fiscal 2007 tax years remain open to examination by the Federal and state taxing authorities.  However, we have net operating losses (“NOLs”) beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Effective tax rate	8%	1%	9%	2%

We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  The tax benefit during the fiscal quarter ended March 31, 2008 is the result of a reduction in estimated foreign taxes and penalties.   The federal statutory rate was 34% for all periods.  The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our domestic net deferred tax assets for the fiscal quarters ended March 31, 2008 and 2007.

Other (Expense) Income, Net

Other (expense) income, net consists of gains (losses) on the sale of investments, foreign currency transactions and the disposal of fixed assets.

The following tables present other (expense) income, net:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Other (expenses) income, net	$(16)	-0.1%	$6	0.0%	$(22)	(366.7%)

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Other (expenses) income, net	$115	0.3%	$733	1.8%	$(618)	(84.3%)

The decrease in other (expense) income, net for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007 is primarily due to $700,000 of income recognized on the sale of our investment in Xanboo during December of 2006. The decrease was partially offset by the sale of our marketable securities of approximately $104,000 in the nine months ended March 31, 2008.

Liquidity and Capital Resources

Since inception to date, we have financed our operations primarily through the issuance of common stock and operating activities. We refer to the sum of cash and cash equivalents and marketable securities as “cash” for the purposes of discussing our cash balance and liquidity.

The following table presents details of our working capital and cash:
	March 31,	June 30,	Increase
	2008	2007	(Decrease)
	(In thousands)
Working capital	$6,895	$5,587	$1,308
Cash and cash equivalents	$7,297	$7,582	$(285)
Marketable securities	-	97	(97)
Total cash, cash equivalents and marketable securities	$7,297	$7,679	$(382)

Our cash balance decreased compared to prior year end as a result of our cash management activities, which included the timing of cash payments to our vendors and the timing of cash receipts from our customers.  The increase in working capital as of March 31, 2008 is primarily due to a $1.1 million reduction in the accrued settlement liability as a result of the distribution of warrants to purchase Lantronix common stock as final consideration for the settlement of the shareholder lawsuit.

Our future capital requirements depend on many factors, including the timing and amount of our net revenues, research and development, expenses associated with any strategic partnerships or acquisitions and infrastructure investments, and expenses related to government investigations and litigation, which could affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to raise capital by borrowing funds through bank loans, the selling of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

In May 2006, we entered into a two-year secured revolving Loan and Security Agreement ("Line of Credit”) with a bank, which provides for borrowings up to $5.0 million. The borrowing capacity is limited to eligible accounts receivable as defined under the Line of Credit. Borrowings under the Line of Credit bear interest at the prime rate plus 1.75% per annum. We are required to pay an unused line fee of 0.50% on the unused portion of the Line of Credit. As of March 31, 2008 and June 30, 2007, we had no borrowings against the Line of Credit.  Our Line of Credit expires in May 2008.  We are currently negotiating terms for a new debt agreement.

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease and security deposits:

	March 31,	June 30,
	2008	2007
	(In thousands)
Available borrowing capacity	$1,717	$3,462
Outstanding letters of credit	$2,269	$1,280

As of March 31, 2008 and June 30, 2007, approximately $814,000 and $2.0 million, respectively, of our cash was held in foreign subsidiary bank accounts.  Such cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations is subject to approval by the foreign location board of directors.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(In thousands)
Net cash provided by (used in):
Net loss	$(464)	$(1,070)	$(1,134)	$(1,634)
Non-cash operating expenses, net	487	461	1,687	672
Changes in operating assets and liabilities:	-
Accounts receivable	446	710	594	309
Inventories	1,836	(1,235)	2,540	(1,580)
Contract manufacturers' receivable	(320)	(321)	(51)	(305)
Prepaid expenses and other current assets	(274)	73	(139)	48
Other assets	28	3	11	(3)
Accounts payable	(1,271)	1,131	(3,543)	2,403
Accrued payroll and related expenses	(437)	(133)	(104)	171
Accrued settlements	-	-	-	(400)
Warranty reserve	-	(29)	(104)	(248)
Other liabilities	54	(27)	(141)	(644)
Net cash provided (used) in operating activities	85	(437)	(384)	(1,211)
Net cash (used) provided in investing activities	(131)	(125)	(279)	304
Net cash provided by financing activities	27	280	178	597
Effect of foreign exchange rate changes on cash	92	21	200	64
Increase (decrease) in cash and cash equivalents	$73	$(261)	$(285)	$(246)

Operating activities provided cash during the three months ended March 31, 2008. This was the result of non-cash operating expenses and cash provided by operating assets and liabilities, offset by a net loss. The non-cash items that had a significant impact on the net loss included share-based compensation, depreciation and provisions for inventories.  In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) a decrease in inventory, and (ii) a decrease in accounts receivable due to the timing of collections and linearity of sales; offset by (iii) a decrease in accounts payable due to the timing of payments.

Operating activities used cash during the three months ended March 31, 2007. This was the result of a net loss, offset by cash provided by operating assets and liabilities and non-cash operating expenses.  The non-cash items that had a significant impact on net loss included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) an increase in accounts payable as a result of the timing of payments to vendors and (ii) a decrease in accounts receivable due to the timing of collections and linearity of sales; offset by (iii) an increase in inventories due to the timing of shipments.

Investing activities used cash during the three months ended March 31, 2008 and 2007 due to the purchase of property and equipment.

Financing activities provided cash during the three months ended March 31, 2008 and 2007 due to proceeds from the sale of common shares through employee stock option exercises, which was offset by repayments on capital lease obligations.

Operating activities used cash during the nine months ended March 31, 2008. This was the result of a net loss, and cash used by operating assets and liabilities, which was offset by non-cash operating expenses. The non-cash items that had a significant impact on the net loss included share-based compensation, depreciation, provisions for inventories and a gain on the sale of marketable securities. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash used in operating activities included (i) a decrease in accounts payable due to the timing of payments; offset by (ii) a decrease in inventory due to the timing of shipments and (iii) an decrease in accounts receivable due to the timing of shipment and collections.

Operating activities used cash during the nine months ended March 31, 2007. This was the result of a net loss, and cash used by operating assets and liabilities, which was offset by non-cash operating expenses. The non-cash items that had a significant impact on the net loss included a gain on the sale of the company’s investment in Xanboo, share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash used in operating activities included (i) an increase in inventories, (ii) a decrease in other liabilities as a result of a decrease in customer deposits and the timing of payments to vendors, (iii) a decrease in accrued settlements as a result of the payment of the Digi settlement and (iv) a reduction in the warranty reserve to reflect lower expected warranty return rates; offset by (v) an increase in accounts payable as a result of the timing of cash payments to vendors.

Investing activities used cash during the nine months ended March 31, 2008.  This was due to the purchase of property and equipment, which was offset by proceeds from the sale of marketable securities.

Investing activities provided cash during the nine months ended March 31, 2007. This was due to the sale of the Company’s investment in Xanboo for $700,000, which was offset by the purchase of property and equipment.

Financing activities provided cash during the nine months ended March 31, 2008 and 2007. This was due to proceeds from the sale of common shares through employee stock option exercises, which was offset by repayments on capital lease obligations.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2008.

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

The following table presents our cash, cash equivalents and marketable securities:

	March 31,	June 30,
	2008	2007
	(In thousands)
Cash and cash equivalents	$7,297	$7,582
Marketable securities	-	97
Total cash, cash equivalents and marketable securities	$7,297	$7,679

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

The following table presents our cash balance held in foreign currencies:

	March 31,	June 30,
	2008	2007
	(In thousands)
Cash held in foreign currencies	$1,827	$2,042

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal quarter ended March 31, 2008. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The information set forth in Notes 9 and 10 to our notes to the unaudited condensed consolidated financial statements of Part I, Item 1 of this Quarterly Report is hereby incorporated by reference.

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

The following table presents sales to our significant customers as a percentage of net revenues:

	Nine Months Ended
	March 31,
	2008	2007
Top five customers (1)	38.0%	34.0%
Tech Data	13.3%	7.0%
Ingram Micro	8.4%	12.0%

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

The following table presents our sales within geographic regions:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Americas	$25,137	58.6%	$25,476	62.8%	$(339)	(1.3%)
EMEA	11,714	27.3%	10,195	25.1%	1,519	14.9%
Asia Pacific	6,021	14.1%	4,925	12.1%	1,096	22.3%
Net revenues	$42,872	100.0%	$40,596	100.0%	$2,276	5.6%

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

The following table presents our inventory and reserve for excess and obsolete inventory reserve:

	March 31,	June 30,
	2008	2007
	(In thousands)
Finished goods	$6,298	$7,848
Raw materials	1,819	2,653
Inventory at distributors	1,553	1,876
Large scale integration chips *	1,171	1,530
Inventories, gross	10,841	13,907
Reserve for excess and obsolete inventory	(2,762)	(2,926)
Inventories, net	$8,079	$10,981

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

Our financial performance depends substantially on the performance of our executive officers, key technical, marketing and sales employees. We are also dependent upon our technical personnel, due to the specialized technical nature of our business.  If we were to lose the services of our executive officers or any of our key personnel and were not able to find replacements in a timely manner, our business could be disrupted, other key personnel might decide to leave, and we might incur increased operating expenses associated with finding and compensating replacements.

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

We may pursue acquisitions, strategic partnerships and joint ventures that we believe would allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets; broaden our technology and intellectual property and strengthen our relationships with distributors and OEMs. Any future acquisition, partnership, joint venture or investment may require that we pay significant cash, issue stock or incur substantial debt. Acquisitions, partnerships or joint ventures may also result in the loss of key personnel and the dilution of existing stockholders as a result of issuing equity securities. In addition, acquisitions, partnerships or joint ventures require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to periodically evaluate the effectiveness of their internal controls over financial reporting, and to include a management report assessing the effectiveness of their internal controls as of the end of each fiscal year. Beginning with our annual report on Form 10-K for our fiscal year ending June 30, 2008, we will be required to comply with the requirement of Section 404 of the Sarbanes-Oxley Act of 2002 to include in each of our annual reports an assessment by our management of the effectiveness of our internal controls over financial reporting.  Beginning with our annual report on Form 10-K for our fiscal year ending June 30, 2009,  our independent registered public accounting firm will issue a report assessing the effectiveness of our internal controls.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In March 2008, we issued warrants to purchase 1,079,615 shares of our common stock in connection with our settlement of the Class Action lawsuit.  These securities were issued pursuant to the exemption provided by section 3(a)(10) of the Securities Act.

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

Date: May 8, 2008	LANTRONIX, INC.
(Registrant)

By:	/s/ Jerry D. Chase
Jerry D. Chase
President and Chief Executive Officer
(Principal Executive and Financial Officer)

By:	/s/ Reagan Y. Sakai
Reagan Y. Sakai
Chief Financial Officer and Secretary
(Principal Executive and Financial Officer)