Form 10-K
period 2008-06-30
LANTRONIX INC
filed 2008-09-19
CIK 1114925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filed ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock on December 31, 2007, as reported by the NASDAQ Capital Market, was approximately $21,060,000. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Securities and Exchange Commission and is as of December 31, 2007. This determination of affiliate status is not a conclusive determination for other purposes.

As of September 15, 2008, there were 60,497,876 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K incorporate information by reference from portions of the registrant’s 2008 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2008 fiscal year.

LANTRONIX, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2008

ii

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

iii

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

We have a history of providing devices that enable information technology (“IT”) equipment to network using standard protocols for connectivity, including Ethernet and wireless. Our first device was a terminal server that allowed “dumb” terminals to connect to a network. Building on the success of our terminal servers, in 1991 we introduced a complete line of print servers that enabled users to inexpensively share printers over a network. Since then, we have continually refined our core technology and have developed additional innovative networking solutions that expand upon the business of providing our customers network connectivity. With the expansion of networking and the Internet, our technology focus has been increasingly broad and has expanded beyond IT equipment, so that our device solutions provide a product manufacturer with the ability to network its products within the industrial, service and commercial markets referred to as machine-to-machine (“M2M”) networking.

Our primary products and technology have focused on “device enablement” solutions that enable individual electronic products to be connected to a network and the data center market for “device management” solutions that connect or bridge groups of devices onto the network for the primary purpose of remote access. We are expanding our device management solutions to address applications outside the data center and have recently launched new products to help manage equipment at remote branch offices and a new product category that provides a reliable, single point of control and data flow management for potentially thousands of networked devices. Together, the device enablement and device management product lines constitute our growth strategy and make up our “device networking business.” In addition, we continue to sell certain older legacy “non-core” products which we expect to exit. Products within the non-core category include print servers, visualization (optically-based video extenders), serial terminal servers and serial cards for servers. Expansion of our business is directed at our device networking business and we no longer invest research and development or marketing resources in our non-core product lines.

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

We sell our products through a global network of distributors, resellers and manufacturer representatives, systems integrators, value-added resellers (“VARs”) and original equipment manufacturers (“OEMs”). In addition, we sell directly to select accounts.

Our common stock is currently traded on the NASDAQ Capital Market under the symbol LTRX.

Our worldwide headquarters is located in Irvine, California, and we have sales offices in France, Japan and Hong Kong. We also have employees (primarily sales) working from home offices in other areas of the world, including Germany, the United Kingdom, Japan and the Netherlands.

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

This strategy is accomplished by providing our customers with hardware and software that connect devices to a network and intelligently manage and control them. With our 19 years of networking expertise, knowledge of industry trends and our capability to develop solutions based on open industry-standards, we believe we have been able to anticipate our customers’ device networking technology requirements and offer solutions that enable them to achieve their connectivity objectives. By providing a complete solution of hardware and integrated software, we have been able to provide “turnkey” solutions for network enabling a device, eliminating the need for our customers to build expensive design and manufacturing expertise in-house. This results in savings to the customer both in terms of financial investment and time.

The following describes our M2M device networking product lines:

•
Device Enablement – We offer an array of embedded and external device enablement solutions that enable integrators and manufacturers of electronic and electro-mechanical products to add network connectivity, manageability and control. Our customers’ products emanate from a wide variety of applications within the M2M market, from blood analyzers that relay critical patient information directly to a hospital’s information system, to simple devices such as time clocks, allowing the user to obtain information from these devices and to improve how they are managed and controlled. We also offer products such as multi-port device servers that enable devices outside the data center to cost effectively share the network connection and convert various protocols to industry standard interfaces such as Ethernet and the Internet.

•
Device Management – We offer off-the-shelf appliances such as console servers, digital remote keyboard, video, mouse extenders, and power control products that enable IT professionals to remotely connect, monitor and control network infrastructure equipment, distributed branch office equipment and large groups of servers using highly secure out-of-band management technology. In addition, we offer off-the-shelf appliances that enable IT professionals to reliably, remotely and simply monitor, configure and manage multiple devices from a single point of control.

The following describes our non-core product line:

•
Non-core – Over the years, we have innovated or acquired various product lines that are no longer part of our primary, core markets described above. In general, these non-core businesses represent decreasing markets and we minimize research and development in these product lines. Included in this category are terminal servers, visualization solutions, legacy print servers, software and other miscellaneous products. We have announced the end-of-life for almost all of our non-core products and expect a steep decline in non-core revenues in fiscal 2009 while we complete the exit of this product category.

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

In January 2008, we introduced the MatchPort(r) Pro, a networking solution for data sensitive, regulatory, and IT-driven applications that demand the safest and most reliable technology such as medical records, financial transactions, and government data. In addition, MatchPort b/g Pro features SmartRoam, a breakthrough technology from Lantronix that provides users a higher degree of reliability and mobility when moving throughout a building, warehouse, or even across campus-wide networks.

Device Management Solutions

Our device management solutions are single and muti-port products (up to 48 ports) that primarily provide IT professionals with the tools they need to remotely connect to the out-of-band management ports on computers and associated equipment.  These solutions include console servers, remote keyboard, video, mouse (“KVM”) servers and managed power distribution products and terminal servers.

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

In addition, our ManageLinx™ device management solutions provide M2M service organizations with the tools they need to remotely connect many network-enabled devices. These enterprise level solutions provide secure connectivity making it simple to maintain, configure, monitor and control large device networking deployments. ManageLinx™ will be entering initial customer testing in fiscal 2008

In September 2005, we introduced SecureLinx™ Management Appliance, our first management appliance for the data center market. This product enables IT administrators to aggregate and manage an entire complex of multiple console serves, remote KVM servers and power devices used in multiple racks of equipment.

In March 2007, we introduced SecureLinx Spider™, our IP-based “Distributed KVM” remote server management solution. The SecureLinx Spider™ is a cable-friendly, single port, KVM to IP converter small enough to be held in one hand. The SecureLinx Spider™ compresses video, keyboard and mouse signals, sending them over the network or Internet to a remote PC or handheld device running industry-standard Web browsers.

Non-core Businesses: Visualization Solutions, Print Servers and Other Legacy Products

Over a period of years, primarily as a result of product technology acquired through acquisitions, we have product categories that no longer represent the focus of future research and development and expansion; in other cases these products are legacy products developed and sold in the past, but are no longer part of our strategic focus. We have announced the end-of-life for almost all of our non-core products and expect a steep decline in non-core revenues in fiscal 2009 while we complete the exit of this product category.

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

Early in our business history, we provided external print servers that connect various printers to a network for shared printing tasks. Over the years, we have updated and continue to provide print servers that work with a myriad of operating systems and network configurations. The requirement for external print servers is decreasing, as printer manufacturers have incorporated networking hardware and software as part of many printers.  We intend to exit this product line.

We acquired a line of low-cost products that we market under the “Stallion” brand.  Stallion products include a variety of network servers and a range of multi-port serial I/O cards. We intend to exit this product line.

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

The following table presents net revenues by product line.  Definitions of these families have been modified slightly from time to time, and the data has been revised to conform to the current definitions:

		Years Ended June 30,
Product Line	Primary Product Function	2008	2007
		(In thousands)
Device enablement	Enable electronic products to become network enabled.	$44,993	$39,734

Device management	Allow the user to control equipment by way of a network using a wide range of protocols. This category includes console servers and remote digital KVM.	8,694	8,866
Total device networking		53,687	48,600

Non-core	Includes terminal servers, visualization solutions, legacy print servers, serial board, software and miscellaneous products.	3,899	6,706
Total net revenues		$57,586	$55,306

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

Customer Concentrations

The following table presents sales to our significant customers and a related party as a percentage of net revenues:

	Years Ended June 30,
	2008	2007

Top five customers (1)	38%	34%
Tech Data	13%	8%
Ingram Micro	8%	12%
Related party	2%	2%
(1) Includes Ingram Micro and Tech Data.

No other customer represented more than 10% of our annual net revenues during these fiscal years. An international customer, transtec AG, is a related party due to common ownership by our largest stockholder and Lantronix director, Bernhard Bruscha.

The following table presents our net revenues by geographic region:

	Years Ended June 30,
	2008	2007
Americas	57.6%	63.2%
EMEA	28.9%	25.3%
Asia Pacific	13.5%	11.5%
Total	100.0%	100.0%

Information concerning our customer concentrations and sales by geographic region can be found in Part IV, Item 15 of this Annual Report on Form 10-K and is presented in footnote 13 to our notes of our consolidated financial statements. Please see Part I, Item 1A “Risk Factors” below for a discussion of the risks associated with foreign sales.

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

The following table presents the number of our employees that participate in sales and marketing activities:

	Years Ended June 30,
	2008	2007

Sales and marketing	66	66

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

 We utilize contract manufacturers primarily located in the U.S., China, Malaysia and Taiwan. Our contract manufacturers source raw materials, components and integrated circuits, in accordance with our pre-determined specifications and forecasts, and perform printed circuit board assembly, final assembly, functional testing and quality control. We believe this arrangement decreases our capital requirements and provides better raw material and component pricing, enhancing our gross margins and operating margins. Please see Part I, Item 1A “Risk Factors” below for a discussion of the risks associated with contract manufacturing.

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

The following table presents the number of our employees that participate in research and development activities and our research and development expenses:

	Years Ended June 30,
	2008	2007
	(Dollars in thousands)
Number of employees	41	45
Research and development expenses	$6,944	$7,362

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

The principal competitive factors that affect the market for our products are:

•	product quality, technological innovation, compatibility with standards and protocols, reliability, functionality, ease of use and compatibility;

•	product pricing;

•	potential customers’ awareness and perception of our products and of network-enabling technologies; and

•	the customer’s decision to make versus buy.

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

The following table presents our part- and full-time employees:

	Years Ended June 30,
	2008	2007

Research and development	41	45
Sales and marketing	66	66
Operations	20	21
General and administrative	30	29
Total employees	157	161

During the first fiscal quarter ended September 30, 2008, we implemented a second restructuring plan. As part of the second restructuring plan, an additional 28 employees from all ranks and across all functional groups of Lantronix are expected to be terminated.

Backlog

Normally, we manufacture our products in advance of receiving firm product orders from our customers based upon our forecasts of worldwide customer demand. Most customer orders are placed on an as-needed basis and may be canceled or rescheduled by the customer without significant penalty. Accordingly, backlog as of any particular date is not necessarily indicative of our future sales. Because most of our business is on an as-needed basis we do not rely on backlog as a metric of our operations.

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

Name	Age	Position

Jerry D. Chase	48	President and Chief Executive Officer
Reagan Y. Sakai	49	Chief Financial Officer and Secretary

JERRY D. CHASE has served as our President and Chief Executive Officer since February 2008. From September 2004 to July 2007, Mr. Chase was president, chief executive officer and a board member for Terayon Communication Systems, a public cable, telecom and satellite supplier of digital video networking applications. From 2001 to August 2004, Mr. Chase served as the chairman and chief executive officer of Thales Broadcast & Multimedia (“TBM”), a telecom and test equipment supplier, and from 1998 to 2001 was president and chief executive officer of the U.S. subsidiary of TBM. Mr. Chase began his career as a Pilot and Operations Officer in the U.S. Marine Corps, where he built a strong foundation for leadership, process and crisis management. Following the Marine Corps, he attended Harvard Business School, where he received his MBA.

REAGAN Y. SAKAI has served as our Chief Financial Officer and Secretary since November 2006.  Mr. Sakai has 25 years of increasingly responsible financial and management experience, most recently as CFO for HyPerformix Corporation, a private software company based in Austin, Texas. Earlier, he was CFO for VIEO Corporation, an early-stage software company, and before that, he was CFO of Crossroads Systems Corporation, a public data storage routing company, where he oversaw the company's highly successful IPO in October 1999. Earlier in his career, Mr. Sakai held various financial positions with Exabyte Corporation, Maxtor Corporation, McDATA Corporation, and StorageTek Corporation. Mr. Sakai holds a BS degree and an MBA from the University of Colorado at Boulder.

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

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “LTRX.” We currently are not in compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq Capital Market; however, we have until December 22, 2008, to regain compliance. If our common stock is delisted from The Nasdaq Capital Market, some or all of the following could be reduced, harming our investors:

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

The following table presents sales to our significant customers as a percentage of net revenues:

	Years Ended June 30,
	2008	2007

Top five customers (1)	38%	34%
Tech Data	13%	8%
Ingram Micro	8%	12%
Related party	2%	2%
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

We expect the average selling prices of our products to decline and material costs to increase, which could reduce our net revenues, gross margins and profitability.

In the past, we have experienced some reduction in the average selling prices and gross margins of products, and we expect that this will continue for our products as they mature. We expect competition to continue to increase, and we anticipate this could result in additional downward pressure on our pricing. Our average selling prices for our products might decline as a result of other reasons, including promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. We also may not be able to increase the price of our products if the prices of components or our overhead costs increase. In addition, we may be unable to adjust our prices in response to currency exchange rate fluctuations resulting in lower gross margins.  We also may be unable to adjust our prices in response to price increases by our suppliers resulting in lower gross margins.  Further, as is characteristic of our industry, the average selling prices of our products have historically decreased over the products’ life cycles and we expect this pattern to continue.  If any of these were to occur, our gross margins could decline and we may not be able to reduce the cost to manufacture our products to keep up with the decline in prices.

Current or future litigation could adversely affect us.

We are subject to a wide range of claims and lawsuits in the course of our business.  For example, we recently concluded multiple securities lawsuits with our stockholders and litigation with a former executive officer.  We may have an obligation to continue to indemnify the former executive officer and defend him in the litigation regarding the securities violation with which he has been charged.  There is a risk that our insurance carriers may not reimburse us for such costs. Any lawsuit may involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources. The results of litigation are inherently uncertain, and adverse outcomes are possible.

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

The following table presents our sales within geographic regions:

	Years Ended June 30,
	2008	2007
Americas	57.6%	63.2%
EMEA	28.9%	25.3%
Asia Pacific	13.5%	11.5%
Total	100.0%	100.0%

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

The following table presents our reserve for excess and obsolete inventory:

	June 30,
	2008	2007
	(In thousands)
Finished goods	$5,707	$7,848
Raw materials	1,836	2,653
Inventory at distributors	2,008	1,876
Large scale integration chips *	809	1,530
Inventories, gross	10,360	13,907
Reserve for excess and obsolete inventory	(2,322)	(2,926)
Inventories, net	$8,038	$10,981
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

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to evaluate periodically the effectiveness of their internal controls over financial reporting, and to include a management report assessing the effectiveness of their internal controls as of the end of each fiscal year. Beginning with our annual report on Form 10-K for our fiscal year ending June 30, 2008, we were required to comply with the requirement of Section 404 of the Sarbanes-Oxley Act of 2002 to include in each of our annual reports an assessment by our management of the effectiveness of our internal controls over financial reporting.  Beginning with our annual report on Form 10-K for our fiscal year ending June 30, 2010,  our independent registered public accounting firm will issue a report assessing the effectiveness of our internal controls.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We lease a building in Irvine, California, that comprises our corporate headquarters and includes administration, sales, marketing, research and development, warehouse and order fulfillment functions. During fiscal 2005, we extended the lease for our Irvine facility until July 2010.  In addition, we have sales offices in France, Japan and Hong Kong. Our leased facilities comprise an aggregate of approximately 55,000 square feet of which our Irvine facility represents the majority.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of our security holders during the fourth fiscal quarter ended June 30, 2008.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock was traded on the NASDAQ National Market under the symbol “LTRX” from our initial public offering on August 4, 2000 through October 22, 2002. On October 23, 2002 our listing was changed to the NASDAQ SmallCap Market, which has since been renamed the NASDAQ Capital Market. The number of holders of record of our common stock as of September 15, 2008 was approximately 76. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock:

	High	Low
Year Ended June 30, 2008
First Quarter	$1.43	$0.99
Second Quarter	1.14	0.76
Third Quarter	0.96	0.49
Fourth Quarter	1.00	0.61
Year Ended June 30, 2007
First Quarter	$2.13	$1.29
Second Quarter	1.78	1.36
Third Quarter	1.90	1.57
Fourth Quarter	1.61	1.24

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

Recent Sales of Unregistered Securities

We did not repurchase any of our common stock during the fourth fiscal quarter of 2008.  Since July 1, 2003, we have issued the following unregistered securities:

In June 2006, we issued an aggregate of 84,053 shares of our common stock in connection with the settlement of securities claims brought by former stockholders of Synergetic Micro Systems, Inc.  These shares were issued pursuant to the exemption provided by Section 3(a)(10) of the Securities Act.

In March 2008, we issued warrants to purchase 1,079,615 shares of our common stock in connection with our settlement of the Class Action lawsuit.  These securities were issued pursuant to the exemption provided by Section 3(a)(10) of the Securities Act.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

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

Fiscal Year 2008 Financial Highlights and Other Information

                A summary of the key factors and significant events which impacted our financial performance during the fiscal year ended June 30, 2008 are as follows:

•
Net revenues were $57.6 million for the fiscal year ended June 30, 2008, an increase of $2.3 million, or 4.1%, compared to $55.3 million for the fiscal year ended June 30, 2007. The increase was primarily the result of a $5.1 million, or 10.5%, increase in our device networking product lines offset by a $2.8 million, or 41.9%, decrease in our non-core product lines.

•
Gross profit as a percentage of net revenues was 50.5% for the fiscal year ended June 30, 2008 compared to 51.2% for the fiscal year ended June 30, 2007. The decrease in gross profit margin percentage was primarily attributable to an increase in certain inventory reserves in connection with a review of our product offerings as part of our effort to simplify our product portfolio by discontinuing slow-moving and non-strategic products.

•
Loss from operations was $2.6 million, or 4.5%, of net revenues for the fiscal year ended June 30, 2008 compared to $2.4 million, or 4.4%, for the fiscal year ended June 30, 2007.  The loss from operations for the fiscal year ended June 30, 2008 included a restructuring charge of $757,000.

•
Net loss was $2.5 million, or $0.04 per basic and diluted share, for the fiscal year ended June 30, 2008, compared to $1.7 million, or $0.03 per basic and diluted share, for the fiscal year ended June 30, 2007. The net loss for the fiscal year ended June 30, 2008 included a restructuring charge of $757,000.  The net loss for the fiscal year ended June 30, 2007 included a gain on the sale of long-term investment of $700,000.

•	Cash and cash equivalents were $7.4 million as of June 30, 2008 compared to $7.6 million as of June 30, 2007.

•
Net accounts receivable were $4.2 million as of June 30, 2008 compared to $3.4 million as of June 30, 2007.  Annual days sales outstanding (“DSO”) in receivables were 24 days for the fiscal year ended June 30, 2008 as compared to 21 days for the fiscal year ended June 30, 2007. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

•
Net inventories were $8.0 million as of June 30, 2008 compared to $11.0 million as of June 30, 2007. Annual inventory turns were 3.0 for the fiscal year ended June 30, 2008 as compared to 2.8 for the fiscal year ended June 30, 2007.

Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB approved FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

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

We perform goodwill impairment tests on an annual basis, and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill impairment testing requires us to compare the fair value of each reporting unit to its carrying amount, including goodwill, and record an impairment charge if the carrying amount of a reporting unit exceeds its estimated fair value. The determination of a reporting unit’s fair value requires significant judgment and is based on management’s best estimate, which generally considers the unit’s expected future earnings. If actual results are not consistent with our assumptions and judgments used in estimating fair value, we may be exposed to additional goodwill impairment losses. As of June 30, 2008, we have $9.5 million of goodwill reflected in our consolidated balance sheet.

We evaluate purchased intangible assets when indicators of impairment, such as reductions in demand or significant economic slowdowns, are present. Reviews are performed to determine whether the carrying values of these assets are impaired based on a comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the expected future cash flows using a discount rate based upon our weighted average cost of capital is used to estimate the fair value of the assets. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenues, the remaining estimated economic lives of the products and technologies, or both, could differ from those used to assess the recoverability of our purchased intangible assets. In the event they are lower, additional impairment charges or shortened useful lives of certain purchased intangible assets could be required. As of June 30, 2008, we have approximately $382,000 of purchased intangible assets reflected in our consolidated balance sheet.

Fiscal Years Ended June 30, 2008 and 2007

Net Revenues by Product Line

The following table presents net revenues by product line:

	Years Ended June 30,
		% of Net		% of Net	Change
	2008	Revenues	2007	Revenues	$	%
	(In thousands, except percentages)
Device enablement	$44,993	78.1%	$39,734	71.9%	$5,259	13.2%
Device management	8,694	15.1%	8,866	16.0%	(172)	(1.9%)
Device networking	53,687	93.2%	48,600	87.9%	5,087	10.5%
Non-core	3,899	6.8%	6,706	12.1%	(2,807)	(41.9%)
Net revenues	$57,586	100.0%	$55,306	100.0%	$2,280	4.1%

The increase in net revenues for the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 was primarily a result of an increase in net revenues from our device enablement products offset by a decrease in our non-core and device management products. The increase in our device enablement products for the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 was primarily due to an increase in sales of our embedded and external device enablement products. We are no longer investing in the development of our non-core product lines and we expect net revenues related to these products to continue to decline in the future as we focus our investment in our device networking product lines.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2008	Revenues	2007	Revenues	$	%
	(In thousands, except percentages)
Americas	$33,167	57.6%	$34,950	63.2%	$(1,783)	(5.1%)
EMEA	16,644	28.9%	14,002	25.3%	2,642	18.9%
Asia Pacific	7,775	13.5%	6,354	11.5%	1,421	22.4%
Net revenues	$57,586	100.0%	$55,306	100.0%	$2,280	4.1%

The decrease in net revenues in the Americas region for the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 was primarily attributable to a decrease in sales of non-core and device management products offset by an increase in sales of device enablement products. The increase in net revenues in the EMEA (“Europe, Middle East and Africa”) region for the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 was primarily due to an increase in sales of our device enablement products. The increase in net revenues in the Asia Pacific region for the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 was primarily attributable to an increase in sales of device enablement products.

Net Revenues by Significant Customer

The following table presents net revenues by significant customer and a related party as a percentage of net revenues:

	Years Ended June 30,
	2008	2007

Top five customers (1)	38%	34%
Tech Data	13%	8%
Ingram Micro	8%	12%
Related party	2%	2%
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

The following table presents gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2008	Revenues	2007	Revenues	$	%
	(In thousands, except percentages)
Gross profit	$29,068	50.5%	$28,342	51.2%	$726	2.6%

The decrease in gross profit margin percentage for the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 was primarily attributable to an increase in certain inventory reserves in connection with a review of our product offerings as part of our effort to simplify our product portfolio by discontinuing slow-moving and non-strategic products.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising and professional legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

The following table presents selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2008	Revenues	2007	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$13,663		$12,521		$1,142	9.1%
Professional fees & outside services	2,569		2,704		(135)	(5.0%)
Advertising and marketing	2,959		3,234		(275)	(8.5%)
Facilities	1,600		2,042		(442)	(21.6%)
Share-based compensation	847		922		(75)	(8.1%)
Depreciation	368		288		80	27.8%
Other	1,886		1,532		354	23.1%
Selling, general and administrative	$23,892	41.5%	$23,243	42.0%	$649	2.8%

In order of significance, the increase in selling, general and administrative expense for the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 was primarily due to: (i) an increase in personnel-related expenses as a result of severance charges related to the departure of the former president and chief executive officer and other former employees; offset by (ii) a decrease in facilities expenses as a result of lower insurance and other allocated facility costs, (iii) a decrease in advertising and marketing spending due to the timing of product launches and more focused marketing spending and (iv) a decrease in professional fees & outside services.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2008	Revenues	2007	Revenues	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,102		$5,308		$(206)	(3.9%)
Facilities	876		666		210	31.5%
Professional fees & outside services	209		519		(310)	(59.7%)
Share-based compensation	341		378		(37)	(9.8%)
Depreciation	57		41		16	39.0%
Other	359		450		(91)	(20.2%)
Research and development	$6,944	12.1%	$7,362	13.3%	$(418)	(5.7%)

The decrease in research and development expenses for the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 was primarily due to: (i) a decrease in professional fees & outside services and (ii) a decrease in personnel-related expenses.

Restructuring Charges

The following table presents restructuring charges:

	Years Ended June 30,
		% of Net		% of Net	Change
	2008	Revenues	2007	Revenues	$	%
	(In thousands, except percentages)
Restructuring charge	$757	1.3%	$-	0.0%	$757	0.0%

During the fourth fiscal quarter ended June 30, 2008, we implemented a restructuring plan to optimize our organization to better leverage existing customer and partner relationships to drive revenue growth and profitability. As part of the restructuring plan, 10 employees from the senior-level ranks of the sales, marketing, operations and engineering groups were terminated.

Interest Expense, Net

The following table presents interest expense, net:

	Years Ended June 30,
		% of Net		% of Net	Change
	2008	Revenues	2007	Revenues	$	%
	(In thousands, except percentages)
Interest expense, net	$(150)	(0.3%)	$(13)	(0.0%)	$(137)	1053.8%

The increase in interest expense, net, is primarily due to interest expense related to the addition of capital leases during the fiscal year ended June 30, 2008 and lower yields on cash deposits.

Other Income, Net

The following table presents other income, net:

	Years Ended June 30,
		% of Net		% of Net	Change
	2008	Revenues	2007	Revenues	$	%
	(In thousands, except percentages)
Other income, net	$120	0.2%	$749	1.4%	$(629)	(84.0%)

Other income, net, for the fiscal year ended June 30, 2008 is primarily due to $104,000 of income recognized on the sale of marketable securities. Other income, net, for the fiscal year ended June 30, 2007 is primarily due to $700,000 of income recognized on the sale of our investment in Xanboo.

  Provision (Benefit) for Income Taxes

On July 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). In connection with the adoption of FIN 48, we recognized an adjustment of approximately $226,000 to the beginning balance of accumulated deficit on our consolidated balance sheet.  Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2008, we had recorded $153,000 of uncertain tax positions including approximately $75,000 of accrued interest and penalties related to these uncertain tax positions.

At July 1, 2007, our fiscal 2001 through fiscal 2008 tax years remain open to examination by the Federal and state taxing authorities.  However, we have net operating losses (“NOLs”) beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The following table presents our effective tax rate based upon our income tax provision:

	Years Ended June 30,
	2008	2007

Effective tax rate	4.5%	2.0%

We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The tax benefit is the result of a reduction in estimated foreign taxes and penalties. The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.

As a result of our cumulative losses, we provided a full valuation allowance against our net deferred tax assets for the fiscal years ended June 30, 2008 and 2007. As of June 30, 2008, we had net operating loss carryovers of $76.5 million and $43.8 million for federal and California income tax purposes, respectively. The federal and California net operating loss carryovers begin to expire in fiscal years 2021 and 2013, respectively.

Liquidity and Capital Resources

Liquidity

Since inception through fiscal 2008, we have financed our operations primarily through the issuance of common stock and operating activities. We refer to the sum of cash and cash equivalents and marketable securities as “cash” for the purposes of discussing our cash balance and liquidity.

The following table presents details of our working capital and cash:

	June 30,		Increase
	2008	2007	(Decrease)
		(In thousands)
Working capital	$5,686	$5,587	$99

Cash and cash equivalents	$7,434	$7,582	$(148)
Marketable securities	-	97	(97)
Total cash, cash equivalents and marketable securities	$7,434	$7,679	$(245)

Working capital increased and cash balances decreased from the prior year primarily as a result of a decrease in accounts payable and an increase in accounts receivable partially offset by a decrease in net inventories and an increase in restructuring reserves, other liabilities  and accrued payroll. In addition, the change in our cash balance is significantly impacted by our cash management activities, which included the timing of cash payments to our vendors and the timing of cash receipts from our customers.

We believe that our existing cash and cash equivalents and funds available from our line of credit will be adequate to meet our anticipated cash needs through at least the next twelve months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues, research and development, expenses associated with any strategic partnerships or acquisitions and infrastructure investments, and expenses related to government investigations and litigation, which could affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to raise capital by borrowing funds through bank loans, the selling of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

In May 2006, we entered into a two-year secured revolving Loan and Security Agreement (“Line of Credit”) with a bank, which provides for borrowings up to $5.0 million. The borrowing capacity is limited to eligible accounts receivable as defined under the Line of Credit. As of June 30, 2008, we had no borrowings against the Line of Credit.

In August 2008, we amended the Line of Credit, which provides for a three-year $2 million Term Loan and a two-year $3 million Revolving Credit Facility. The Term Loan was funded during August 2008 and is payable in 36 equal installments of principal and monthly accrued interest.

Borrowings under the Term Loan and Revolving Credit Facility bear interest at the greater of 6.25% or prime rate plus 1.25% per annum. If we achieve two consecutive quarters of positive EBITDAS (as defined in the Line of Credit) greater than $1.00, and only for so long as we maintain EBITDAS greater than $1.00 at the end of each subsequent fiscal quarter, then the borrowings under the Term Loan and Revolving Credit Facility will bear interest at the greater of 5.75% or prime rate plus 0.75% per annum.

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, foreign value added tax account deposits and security deposits:

	June 30,
	2008	2007
	(In thousands)
Available borrowing capacity	$3,163	$3,462
Outstanding letters of credit	$732	$1,280

As of June 30, 2008, approximately $801,000 of our cash was held in foreign subsidiary bank accounts. This cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations is subject to approval by the foreign location board of directors.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,
	2008	2007
	(In thousands)
Net cash provided by (used in):
Net loss	$(2,508)	$(1,723)
Adjustments to reconcile net loss to cash provided by (used in) operating activities	3,104	1,291
Changes in operating assets and liabilities:
Accounts receivable	(826)	(350)
Inventories	2,539	(2,881)
Contract manufacturers' receivable	594	(221)
Prepaid expenses and other current assets	27	7
Other assets	4	5
Accounts payable	(3,340)	3,152
Accrued payroll and related expenses	164	397
Accrued settlements	-	(400)
Warranty reserve	(104)	(247)
Restructuring reserve	(13)	(80)
Other liabilities	486	58
Net cash provided by (used in) operating activities	127	(992)
Net cash (used in) provided by investing activities	(579)	208
Net cash provided by financing activities	106	565
Effect of foreign exchange rate changes on cash	198	72
Decrease in cash and cash equivalents	$(148)	$(147)

Operating activities provided cash during the fiscal year ended June 30, 2008. This was primarily the result of non-cash reconciling items offset by a net operating loss and cash used by operating assets and liabilities. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash used in operating activities included: (i) a decrease accounts payable as a result of the timing of cash payments to vendors; (ii) a decrease in inventories as a result of a $2.1 million decrease in finished goods inventory and a $721,000 decrease in large scale integration chips, which are sold individually and embedded in our products; (iii) changes in accounts receivable and contract manufacturers’ receivable as a result of the timing of collections; and (iv) an increase in accrued payroll and related expenses due to the timing of our fiscal year end payroll.  The non-cash reconciling items that had a significant impact on net loss included share-based compensation of $1.3 million, restructuring charge of $757,000, depreciation and amortization of $654,000 and provision for inventories of $404,000 partially offset by a gain on the sale of investment of $104,000.

Operating activities used cash during the fiscal year ended June 30, 2007. This was primarily the result of a net operating loss and cash used by operating assets and liabilities offset by non-cash reconciling items. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash used in operating activities included (i) an increase in inventories as a result of an increase in large scale integration chips, which are sold individually and embedded in our products and incremental inventories to support the launch of new products; (ii) payment of accrued settlements; (iii) an increase in accounts receivable as a result of increased sales from the prior year; offset by an increase in (iv) accounts payable as a result of the timing of cash payments to vendors; and (v) an increase in accrued payroll and related expenses due to the timing of our fiscal year end payroll. The non-cash reconciling items that had a significant impact on net loss included share-based compensation of $1.4 million and depreciation and amortization of $473,000 partially offset by a gain on the sale of a long-term investment of $700,000.

Investing activities used cash during the fiscal year ended June 30, 2008. This was primarily due to cash used in the purchase of property and equipment offset by net proceeds received in connection with a sale of an investment.

Investing activities provided cash during the fiscal year ended June 30, 2007. This was primarily due to net proceeds received in connection with the partial sale of our equity interest in Xanboo of $700,000 offset by cash used in the purchase of property and equipment.

Financing activities provided cash during the fiscal year ended June 30, 2008. This was primarily due to proceeds from the sale of common shares through employee stock option exercises and the Employee Stock Purchase Plan offset by payments on capital lease obligations.

Financing activities provided cash during the fiscal year ended June 30, 2007. This was primarily due to proceeds from the sale of common shares through employee stock option exercises and the Employee Stock Purchase Plan offset by payments on capital lease obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2008 and 2007.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the effectiveness of our internal control processes over the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal controls over financial reporting as of June 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.     OTHER INFORMATION

None.

PART III

Certain information required by Part III is included in our 2008 Definitive Proxy Statement (or “Proxy Statement) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth in Part I, Item 1 in the section entitled “Executive Officers of the Registrant” above, and are incorporated herein by reference.

The following information is included in our Proxy Statement and is incorporated herein by reference:

•	Information regarding our directors is set forth under the proposal “Election of Directors.”

•	Information regarding our Audit Committee and designated “audit committee financial experts” is set forth under “Election of Directors — Audit Committee.”

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth Other Information — Section 16(a) Beneficial Ownership Reporting Compliance.”

•	Information on our code of business conduct and ethics for directors, officers and employees (or “Code of Ethics”) is set forth under “Election of Directors — Code of Ethics and Complaint Procedure.”

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

ITEM 11.     EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the sections in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Compensation Committee Report,” “Executive Officers,” “Summary Compensation Table,” “Grant of Plan Based Awards,” “Outstanding Equity Awards,” “Option Exercises and Stock Vested,” “Pension Benefits,” and “Nonqualified Deferred Compensation.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

The following financial statements of the Company and related Report of Independent Registered Public Accounting Firm is filed as part of this Annual Report on Form 10-K.

2.  Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Lantronix, Inc.
Irvine, California

We have audited the consolidated balance sheets of Lantronix, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lantronix, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, effective July 1, 2007 the Company changed its method of accounting for uncertainty in income taxes.

We were not engaged to examine management’s assertion about the effectiveness of Lantronix, Inc.’s internal control over financial reporting as of June 30, 2008 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Irvine, California
September 16, 2008

LANTRONIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	June 30,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$7,434	$7,582
Marketable securities	-	97
Accounts receivable (net of allowance for doubtful accounts of $173 and $105 at June 30, 2008 and 2007, respectively)	4,166	3,411
Inventories, net	8,038	10,981
Contract manufacturers' receivable	676	1,270
Prepaid expenses and other current assets	566	578
Total current assets	20,880	23,919

Property and equipment, net	2,271	1,911
Goodwill	9,488	9,488
Purchased intangible assets, net	382	485
Officer loans (net of allowance of $3,115 at June 30, 2008 and 2007)	94	129
Other assets	50	26
Total assets	$33,165	$35,958

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$7,684	$11,017
Accrued payroll and related expenses	2,203	1,993
Warranty reserve	342	446
Restructuring reserve	744	-
Accrued settlements	-	1,068
Other current liabilities	4,221	3,808
Total current liabilities	15,194	18,332
Long-term liabilities	210	256
Long-term capital lease obligations	515	142

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 60,312,363 and 59,879,488 shares issued and outstanding at June 30, 2008 and 2007, respectively	6	6
Additional paid-in capital	187,626	184,953
Accumulated deficit	(170,907)	(168,173)
Accumulated other comprehensive income	521	442
Total stockholders' equity	17,246	17,228
Total liabilities and stockholders' equity	$33,165	$35,958

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Years Ended June 30,
	2008	2007
Net revenue (1)	$57,586	$55,306
Cost of revenue	28,518	26,964
Gross profit	29,068	28,342
Operating expenses:
Selling, general and administrative	23,892	23,243
Research and development	6,944	7,362
Restructuring charge	757	-
Litigation settlement cost	-	90
Amortization of purchased intangible assets	72	72
Total operating expenses	31,665	30,767
Loss from operations	(2,597)	(2,425)
Interest expense, net	(150)	(13)
Other income, net	120	749
Loss before income taxes	(2,627)	(1,689)
Provision (benefit) for income taxes	(119)	34
Net loss	$(2,508)	$(1,723)

Net loss per share (basic and diluted)	$(0.04)	$(0.03)

Weighted average shares (basic and diluted)	60,134	59,603

(1) Includes net revenue from related party	$974	$1,073

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2006	59,204,172	$6	$182,857	$(166,450)	$365	$16,778
Stock options exercised	344,393	-	346	-	-	346
Employee stock purchase plan	330,923	-	361	-	-	361
Share-based compensation	-	-	1,389	-	-	1,389
Components of comprehensive loss:
Translation adjustments	-	-	-	-	68	68
Change in net unrealized income on investment	-	-	-	-	9	9
Net loss	-	-	-	(1,723)	-	(1,723)
Comprehensive loss	-	-	-	-	-	(1,646)
Balance at June 30, 2007	59,879,488	$6	$184,953	$(168,173)	$442	$17,228
Stock options exercised	129,396	-	75	-	-	75
Employee stock purchase plan	303,479	-	254	-	-	254
Share-based compensation	-	-	1,287	-	-	1,287
Issuance of warrants in connection
with shareholder settlement	-	-	1,057	-	-	1,057
Cumulative effect to prior year accumulated
deficit related to the adoption of FIN 48	-	-	-	(226)	-	(226)
Components of comprehensive loss:
Translation adjustments	-	-	-	-	176	176
Change in net unrealized income on investment	-	-	-	-	7	7
Reclassification adjustment for
net realized gain on sale of investment					(104)	(104)
Net loss	-	-	-	(2,508)	-	(2,508)
Comprehensive loss	-	-	-	-	-	(2,429)
Balance at June 30, 2008	60,312,363	$6	$187,626	$(170,907)	$521	$17,246

See accompanying notes.

LANTRONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended June 30,
	2008	2007
Operating activities
Net loss	$(2,508)	$(1,723)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,287	1,389
Restructuring charge	757	-
Depreciation	551	386
Provision for inventories	404	13
Gain on sale of investment	(104)	(700)
Amortization of purchased intangible assets	103	87
Provision for doubtful accounts	71	26
Provision for former director loan	35	-
Litigation settlement costs	-	90
Changes in operating assets and liabilities:
Accounts receivable	(826)	(350)
Inventories	2,539	(2,881)
Contract manufacturers' receivable	594	(221)
Prepaid expenses and other current assets	27	7
Other assets	4	5
Accounts payable	(3,340)	3,152
Accrued payroll and related expenses	164	397
Accrued settlements	-	(400)
Warranty reserve	(104)	(247)
Restructuring reserve	(13)	(80)
Other liabilities	486	58
Net cash provided by (used in) operating activities	127	(992)
Investing activities
Purchases of property and equipment, net	(683)	(492)
Proceeds from sale of marketable securities	104	-
Proceeds from sale of long-term investment	-	700
Net cash (used in) provided by investing activities	(579)	208
Financing activities
Net proceeds from issuances of common stock	329	707
Payment of capital lease obligations	(223)	(142)
Net cash provided by financing activities	106	565
Effect of foreign exchange rate changes on cash	198	72
Decrease in cash and cash equivalents	(148)	(147)
Cash and cash equivalents at beginning of period	7,582	7,729
Cash and cash equivalents at end of period	$7,434	$7,582
Supplemental disclosure of cash flow information
Interest paid	$193	$136
Income taxes paid	$103	$30
See accompanying notes.

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

The Company has incurred losses from operations and has reported negative operating cash flows. As of June 30, 2008, the Company had an accumulated deficit of $170.9 million and cash and cash equivalents and marketable securities of $7.4 million. The Company has no material financial commitments other than operating and capital lease agreements and inventory purchase orders. The Company believes that its existing cash and cash equivalents, and any cash generated from operations, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months. Long term the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. At June 30, 2008, approximately $1.0 million of the Company’s net tangible assets (primarily cash held in foreign bank accounts) were located outside the U.S. Such assets are unrestricted with regard to foreign liquidity needs, however, the ability of the Company to utilize such assets to satisfy liquidity needs outside of such foreign locations are subject to approval by the foreign location board of directors.

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

Revenue Recognition

The Company does not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. A significant portion of the Company’s sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions.  Therefore, the recognition of net revenues and related cost of revenues from sales to certain large distributors are deferred until the distributor resells the product. Net revenue from certain smaller distributors, for which point-of-sale or inventory information is not available, is recognized approximately one month after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end user.

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

When product revenues are recognized, the Company establishes an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, it establishes an estimated liability for price protection payable on inventories owned by distributors. Should actual product returns or pricing adjustments exceed the Company’s estimates, additional reductions to revenues could result.

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

The following table presents our hardware and non-hardware sales as a percentage of total net revenues:

	Years Ended June 30,
	2008	2007

Hardware	99.0%	99.2%
Non-hardware	1.0%	0.8%
Total net revenues	100.0%	100.0%

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

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

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

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

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

During the fourth fiscal quarters ended June 30, 2008 and 2007, the Company completed its annual goodwill impairment tests in accordance with SFAS 142 as of April 1, 2008 and determined that no impairment was indicated as the estimated fair values exceeded their respective carrying values.

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

Income Taxes

In accordance with SFAS 109, “Accounting for Income Taxes” (SFAS 109), income taxes are computed under the liability method. This method requires the recognition of deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a more likely than not likelihood of being realized upon ultimate settlement with a taxing authority. The Company adopted FIN 48 effective July 1, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment of $226,000 to the opening balance of our accumulated deficit as of July 1, 2007. As of June 30, 2008, the Company had recorded $153,000 of uncertain tax positions including approximately $75,000 of accrued interest and penalties related to these uncertain tax positions.

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

Prior to the fiscal year ended June 30, 2008, the Company determined its tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. The Company records amortization of share-based compensation expense ratably over the requisite service period of the grant or as market conditions are achieved. The Company estimates forfeitures in its calculation of share-based compensation.

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

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

Restructuring

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Adjustments for changes in assumptions are recorded in the period such changes become known.

Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB approved FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities. SFAS 157 will impact the way the Company tests goodwill for impairment, but it is not known what impact, if any, this will have on our future consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

2.           Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	June 30,
	2008	2007
	(In thousands)
Finished goods	$5,707	$7,848
Raw materials	1,836	2,653
Inventory at distributors	2,008	1,876
Large scale integration chips *	809	1,530
Inventories, gross	10,360	13,907
Reserve for excess and obsolete inventory	(2,322)	(2,926)
Inventories, net	$8,038	$10,981
* This item is sold individually and embedded into the Company's products.

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

Property and Equipment

The following table presents details of the Company’s property and equipment:

	June 30,
	2008	2007
	(In thousands)
Computer and office equipment	$3,410	$2,639
Furniture and fixtures	1,118	1,069
Production and warehouse equipment	865	854
Construction-in-progress	165	78
Property and equipment, gross	5,558	4,640
Less accumulated depreciation	(3,287)	(2,729)
Property and equipment, net	$2,271	$1,911

The following table presents details of property and equipment recorded in connection with capital lease obligations:

	June 30,
	2008	2007
	(In thousands)
Property and equipment	$632	$413
Less accumulated depreciation	(281)	(122)
Total	$351	$291

The following table presents details of the unamortized costs capitalized as internal use software included in construction-in-progress and computer and office equipment:

	June 30,
	2008	2007
	(In thousands)
Capitalized internal use software	$1,188	$728

The following table presents the details of depreciation of capitalized internal use software:

	Years Ended June 30,
	2008	2007
	(In thousands)
Depreciation of capitalized internal use software	$140	$89

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets:

		June 30, 2008			June 30, 2007
	Useful
	Lives		Accumulated			Accumulated
	in Years	Gross	Amortization	Net	Gross	Amortization	Net
		(In thousands)
Existing technology	1 - 5	$7,259	$(7,149)	$110	$7,259	$(7,119)	$140
Patent/core technology	6	839	(567)	272	839	(494)	345
Total purchased intangible assets		$8,098	$(7,716)	$382	$8,098	$(7,613)	$485

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

The following table presents the amount of purchased intangible assets that the Company will amortize to cost of revenues over the next four fiscal years:

	Years Ended June 30,
	2009	2010	2011	2012	Total
	(In thousands)
Amount remaining to be amortized	$183	$73	$73	$53	$382

Warranty Reserve

The following table presents details of the Company’s warranty reserve:

	June 30,
	2008	2007
	(In thousands)
Beginning balance	$446	$693
Charged to cost of revenues	219	107
Usage	(323)	(354)
Ending balance	$342	$446

Other Liabilities

The following table presents details of the Company’s other liabilities:

	June 30,
	2008	2007
	(In thousands)
Current
Customer deposits and refunds	$1,535	$1,187
Deferred revenue	401	155
Capital lease obligations	292	136
Taxes payable	230	241
Reimbursable legal expense	88	138
Insurance payable	38	264
Enterprise resource planning implementation costs	-	500
Other	1,637	1,187
Total other current liabilities	$4,221	$3,808

Long-term
Deferred revenue	$97	$128
Other	113	128
Total other long-term liabilities	$210	$256

Advertising Expenses

The following table presents details of the Company’s advertising expenses:

	Years Ended June 30,
	2008	2007
	(In thousands)
Advertising expenses	$514	$862

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

Interest Expense

The following table presents details of the Company’s interest expense:

	Years Ended June 30,
	2008	2007
	(In thousands)
Interest expense	$193	$136

Computation of Net Loss per Share

The following table presents the computation of net loss per share:

	Years Ended June 30,
	2008	2007
	(In thousands, except per share data)
Numerator:
Net loss	$(2,508)	$(1,723)

Denominator:
Weighted-average shares outstanding	60,234	59,603
Less: Unvested common shares outstanding	(100)	-
Weighted average shares (basic and diluted)	60,134	59,603

Net loss per share (basic and diluted)	$(0.04)	$(0.03)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2008	2007
Common stock equivalents	4,035,504	2,605,689

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2008	2007
	(In thousands)
Non-cash acquisition of property and equipment	$726	$216

3.	Investments

Marketable Securities

During the fiscal year ended June 30, 2008, the Company realized a specifically identified gain of $104,000 on the sale of its available-for-sale investment. There were no gross realized gains and losses related to the Company’s available-for-sale investments during the fiscal year ended June 30, 2007.

 Long-term Investments

On October 19, 2006, the Company sold its remaining interest in Xanboo for cash consideration of $700,000. The Company recorded the $700,000 cash payment as other income in the consolidated statements of operations for the fiscal year ended June 30, 2007.

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

4.	Officer Loans

The Company has outstanding notes receivable from a former officer and a Lantronix former director primarily related to taxes on exercised stock options. These notes are non-recourse, secured by shares of common stock, and bear interest at rates ranging from 5.19% to 7.50% per annum. Principal and any unpaid interest are due upon any transfer or disposition of the secured common stock.

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

5.	Restructuring Charges

During the fourth fiscal quarter ended June 30, 2008, the Company implemented a restructuring plan to optimize Lantronix's reporting organization to better leverage existing customer and partner relationships to drive revenue growth and profitability. As part of the restructuring plan, 10 employees from the senior-level ranks of the sales, marketing, operations and engineering groups were terminated.

The following table presents a summary of the activity in the Company’s restructuring reserve:

	Severance	Consolidation
	Related	of Excess
	Costs	Facilities	Total
	(In thousands)

Restructuring reserve at June 30, 2006	$-	$80	$80
Cash payments	-	(80)	(80)
Restructuring reserve at June 30, 2007	-	-	-
Restructuring charge	757	-	757
Cash payments	(13)	-	(13)
Restructuring reserve at June 30, 2008	$744	$-	$744

During the first fiscal quarter ended September 30, 2008, the Company implemented a second restructuring plan. As part of the second restructuring plan, an additional 28 employees from all ranks and across all functional groups of the Company are expected to be terminated. In connection with the second restructuring plan, the Company expects to take a restructuring charge ranging from $400,000 to $800,000 during the first fiscal quarter ended September 30, 2008.

6.	Lines of Credit and Convertible Note Payable

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

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

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

As of June 30, 2008, the Company had no borrowings against the Line of Credit.

In August 2008, the Company entered into an amendment to its Line of Credit, which provides for a three-year $2.0 million Term Loan and a two-year $3.0 million Revolving Credit Facility. The Term Loan was funded on August 26, 2008 and is payable in 36 equal installments of principal and monthly accrued interest.

Borrowings under the Term Loan and Revolving Credit Facility bear interest at the greater of 6.25% or prime rate plus 1.25% per annum. If the Company achieves two consecutive quarters of positive EBITDAS (as defined in the Loan Agreement) greater than $1.00, and only for so long as the Company maintains EBITDAS greater than $1.00 at the end of each subsequent fiscal quarter, then the borrowings under the Term Loan and Revolving Credit Facility will bear interest at the greater of 5.75% or prime rate plus 0.75% per annum. The Company paid a fully earned, non-refundable commitment fee of $35,000 and is required to pay an additional $35,000 on the first anniversary of the Effective Date.

Availability under the Lines of Credit

The following table presents the Company’s available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, foreign value added tax account deposits and security deposits:

	June 30,
	2008	2007
	(In thousands)
Available borrowing capacity	$3,163	$3,462
Outstanding letters of credit	$732	$1,280

7.	Stockholders’ Equity

Share-Based Plans

The Company has one active share-based plan under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. In addition, the Company has granted restricted stock awards to an employee under this share-based plan. The Company also has an employee stock purchase plan for all eligible employees. The board of directors determines eligibility, vesting schedules and exercise prices for options and shares granted under the plans. The Company issues new shares to satisfy stock option exercises, restricted stock grants, and stock purchases under its share-based plans. No income tax benefit was realized from activity in the Company’s share-based plans during the fiscal years ended June 30, 2008 and 2007.

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

The following table presents a summary of the shares authorized for grant under each plan:

June 30, 2008
Shares
Authorized
for Grant
2000 Stock Plan (“2000 Plan”)	16,000,000
2000 Employee Stock Purchase Plan (“ESPP”)	2,550,000
Total shares authorized for grant	18,550,000

Under the 2000 Plan, the number of shares available for issuance is increased annually on the first day of the calendar year by an amount of shares equal to the lesser of (i) 2,000,000 shares, (ii) 5% of the outstanding shares on such date or (iii) a lesser amount as determined by the board of the directors. As a result of the Company’s acquisitions, the Company assumed stock options granted under stock option plans established by each acquired company; no additional options will be granted under those plans. Share-based awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option awards generally have a term of 10 years. Share-based award generally vest and become exercisable over a one- to four-year service period. In addition, the Company has granted share-based awards with market conditions whereby vesting is accelerated upon achieving certain stock price thresholds.

The following table presents a summary of share-based compensation by functional line item:

	Years Ended June 30,
	2008	2007
	(In thousands)
Cost of revenues	$99	$89
Selling, general and administrative	847	922
Research and development	341	378
Total share-based compensation	$1,287	$1,389

The following table presents a summary of share-based compensation for the Company’s share-based plans:

	Years Ended June 30,
	2008	2007
	(In thousands)
Stock option	$1,091	$1,095
ESPP	192	294
Restricted stock	4	-
Total share-based compensation	$1,287	$1,389

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

The following table presents a summary of remaining unrecognized share-based compensation expense for the Company’s share-based plans:

	Remaining
	Unrecognized	Remaining
	Compensation	Years
Vesting Condition	Cost	To Vest
	(In thousands)
Stock Option Awards:
Service based	$923
Market and service based	843
All stock option awards	$1,766	2.6

Restricted Stock Awards:
Market and service based	$74	2.7

Stock Option Plans

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. To the extent that the stock option grant includes market conditions, the Company uses a lattice model to estimate the fair value for each stock option grant. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of SFAS 123R is derived using the simplified method as defined in the SEC’s Staff Accounting Bulletin 107, “Implementation of FASB 123R.” To the extent that stock option grants include market conditions and do not meet the rules for the simplified method, the Company uses a lattice model to estimate the expected term of stock options granted.  The risk-free rate for periods within the contractual life of the stock option grant is based on the U.S. Treasury interest rates in effect at the time of grant.

The fair value of options granted was estimated using the following weighted-average assumptions for all of the Company’s stock option plans:

	Years Ended June 30,
	2008	2007
Expected term (in years)	5.98	6.23
Expected volatility	0.78	0.89
Risk-free interest rate	2.94%	4.67%
Dividend yield	0.00%	0.00%

The following table presents a summary of option activity under all of the Company’s stock option plans:

		Weighted-Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands, except per share data)
Balance at June 30, 2007	5,891,896	$1.65
Options granted	4,760,721	0.84
Options forfeited	(1,497,411)	1.39
Options expired	(509,258)	2.41
Options exercised	(129,396)	0.58
Balance at June 30, 2008	8,516,552	$1.22	7.8	$124
Vested or expected to vest at June 30, 2008	7,797,569	$1.25	7.7	$124
Options exercisable at June 30, 2008	3,638,296	$1.57	5.6	$122

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

The following table presents a summary of option grant-date fair value and intrinsic value information for all of the Company’s stock option plans:

	Years Ended June 30,
	2008	2007
	(In thousands,
	except per share data)
Weighted-average grant-date fair value per share	$0.58	$1.25
Intrinsic value of options exercised	$65	$212

Market-Based Share Awards

During the fiscal year ended June 30, 2008, the Company granted market-based option and restricted stock awards to certain employees and directors.  The market-based share awards cliff vest over 3-years; however, the vesting may accelerate upon the Company’s stock price reaching the following thresholds for 120 consecutive days: (i) 30% vests at $1.50; (ii) 30% vests at $2.50; and (iii) 40% vests at $4.00.  The vesting percentages do not cumulate.

A lattice model was used to estimate the fair value and expected life for the market-based option awards.  The following table presents a summary of option activity for the Company’s market-based option awards:

		Weighted-Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands, except per share data)
Balance at June 30, 2007	-	$-
Options granted	3,016,771	0.79
Options forfeited	(240,000)	0.77
Options expired	-	-
Options exercised	-	-
Balance at June 30, 2008	2,776,771	$0.79	9.7	$-
Vested or expected to vest at June 30, 2008	2,351,750	$0.79	9.7	$-
Options exercisable at June 30, 2008	-	$-	-	$-

The fair value of market-based restricted stock is determined upon the closing trading price of the Company’s shares on the grant date. A lattice model was used to estimate the expected life for the market-based restricted stock.  The following table presents a summary of the vesting activity for the Company’s market-based restricted shares:

	Year Ended June 30, 2008
		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested outstanding at beginning of fiscal year	-	$-
Granted	100,000	0.83
Vested	-	-
Forfeited	-	-
Nonvested outstanding at end of fiscal year	100,000	$0.83

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

Employee Stock Purchase Plan

The number of shares available for issuance is increased annually on the first day of the Company’s fiscal year in an amount equal to the lesser of (i) 150,000 shares, (ii) 2% of the outstanding shares on such date or (iii) a lesser amount as determined by the board of directors. Under the 2000 Employee Stock Purchase Plan (or “ESPP”), each eligible employee may purchase common stock at each semi-annual purchase date (the last business day of February and August each year), but not more than 15% of the participant’s compensation, as defined. The purchase payable per share will be equal to eighty-five percent (85%) of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs and (ii) the closing selling price per share of common stock on the semi-annual purchase date. Participants may discontinue their participation in the ESPP or may increase or decrease the rate of their payroll deductions during the ESPP offering period.

The following table presents a summary of activity under the Company’s ESPP:

	Years Ended June 30,
	2008	2007
Shares available for issuance at beginning of fiscal year	356,762	537,685
Shares reserved for issuance	150,000	150,000
ESPP shares issued	(303,479)	(330,923)
Shares available for future issuance at end of fiscal year	203,283	356,762

The fair value of ESPP shares was estimated using the following weighted-average assumptions:

	Years Ended June 30,
	2008	2007
Expected term (in years)	0.5 to 2.0	0.5 to 2.0
Expected volatility	0.86	0.88
Risk-free interest rate	3.50%	3.90%
Dividend yield	0.00%	0.00%

The following table presents a summary of ESPP purchase price and intrinsic value information:

	Years Ended June 30,
	2008	2007
	(In thousands, except per share data)
Average purchase price of common shares	$0.84	$1.09
Intrinsic value of ESPP shares on purchase date	$45	$159

Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive income:

	June 30,
	2008	2007
	(In thousands)
Accumulated unrealized gain on investments	$-	$97
Accumulated translation adjustment	521	345
Total accumulated other comprehensive income	$521	$442

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

8.	401(k) Plan

The Company has a savings plan (the “Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 15% of their base pay, subject to limitations. The Company’s contributions are discretionary and are subject to limitations. For the fiscal years ended June 30, 2008 and 2007, the Company contributed $0.50 for each $1.00 of employee salary deferral contributions up to a maximum of 6% of the employee’s annual gross wages, subject to limitations.  During the first fiscal quarter ended September 30, 2008, the Company suspended its discretionary contributions to the Plan.

The following table presents 401(k) matching contributions:

	Years Ended June 30,
	2008	2007
	(In thousands)

401(k) matching contributions	$306	$290

9.	Litigation Settlements

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

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

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

During 2006, the Company concluded multiple securities lawsuits and litigation with a former executive officer. The Company may have an obligation to continue to indemnify the former executive officer and defend him in the litigation regarding the securities violation with which he has been charged. There is a risk that the Company’s insurance carriers may not reimburse the Company for such costs. Accordingly, legal expenses for this former executive officer’s defense are recorded as incurred and reimbursement of the legal expenses from insurance are recorded upon receipt. As of June 30, 2008, the Company had $88,000 of reimbursable legal expenses recorded as a liability on its consolidated balance sheet.

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

11.	Income Taxes

The income tax provision (benefit) consists of the following components:

	Years Ended June 30,
	2008	2007
	(In thousands)
Current:
Federal	$-	$-
State	15	-
Foreign	(134)	34
	(119)	34
Deferred:
Federal	-	-
State	-	-
	-	-
Provision (benefit) for income taxes	$(119)	$34

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2008	2007
	(In thousands)
United States	$(2,355)	$(1,840)
Foreign	(272)	151
Loss from continuing operations	$(2,627)	$(1,689)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2008	2007
	(In thousands)
Deferred tax assets:
Tax losses and credits	$30,525	$36,985
Reserves not currently deductible	3,392	3,241
Inventory capitalization	1,352	1,399
Marketing rights	994	1,010
Deferred compensation	887	535
Gross deferred tax assets	37,150	43,170
Valuation allowance	(35,246)	(40,480)
Deferred tax assets, net	1,904	2,690
Deferred tax liabilities:
Depreciation	(335)	(119)
Other	(290)	(202)
State taxes	(1,279)	(2,369)
Deferred tax liabilities	(1,904)	(2,690)
Net deferred tax assets (liabilities)	$-	$-

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

The following table presents a reconciliation of the income tax provision (benefit) to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2008	2007
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(892)	$(574)
Increase (decrease) resulting from:
Change in valuation allowance	607	556
Reduction to uncertain tax positions	(180)	-
Deferred compensation	129	239
Foreign tax rate variances	138	(17)
Permanent differences	29	26
Other	39	(96)
Investment in foreign subsidiaries	11	21
Research and development credit	-	(121)
Provision (benefit) for income taxes	$(119)	$34

As of June 30, 2008, the Company has net operating loss carryovers of $76.5 million and $43.8 million for federal and California income tax purposes, respectively. The federal and California net operating loss carryovers begin to expire in fiscal years 2021 and 2013, respectively.

Approximately $2.3 million of the net operating loss carryforwards resulted from a purchase business combination. Due to uncertainties surrounding the realization of the deferred tax assets related to the net operating loss carryforwards, a valuation allowance of approximately $773,000 was established. If or when realized, a portion of the tax benefit for those items will be applied to reduce goodwill and acquired intangibles related to the purchase business combination, under current accounting standards.

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

The following table summarized the activity related to our unrecognized tax benefits:

June 30,
2008
Balance at July 1, 2007	$6,941
Gross increases during the year	2
Decreases related to settlements	(180)
Balance at June 30, 2008	$6,763

As of June 30, 2008, the Company had $6.8 million of gross unrecognized tax benefits for uncertain tax positions. Of the total gross unrecognized tax benefits at June 30, 2008, $6.6 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company's valuation allowance of $6.6 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate.

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

The Company does not anticipate that the amount of unrecognized tax benefits as of June 30, 2008 will significantly increase or decrease within the next 12 months

At June 30, 2008, the Company's fiscal 2001 through 2007 tax years remain open to examination by the Federal tax authorities. The Company's fiscal 2001 through fiscal 2007 tax years remain open to examination by the state taxing authorities. The Company's fiscal 2001 through fiscal 2007 tax years remain open to examination by the foreign taxing authorities. The Company has net operating losses ("NOLs") beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

12.	Commitments and Contingencies

Leases

The Company leases office equipment and its office and warehouse facilities under non-cancelable capital and operating leases. In 2005, the Company renewed its office and warehouse facility lease in Irvine, California, commencing in August 2005 and expiring in July 2010.

The following schedule represents minimum lease payments for all non-cancelable operating and capitalized leases as of June 30, 2008:

	Capital	Operating
Years Ended June 30,	Leases	Leases	Total
	(In thousands)
2009	$344	$712	$1,056
2010	257	712	969
2011	256	97	353
2012	40	-	40
2013	20	-	20
Total	917	$1,521	$2,438
Amounts representing interest	(110)
Present value of net minimum lease payments	807
Less: capital lease obligations, short-term portion
(included in other current liabilities)	292
Capital lease obligations, long-term portion	$515

The following table presents facilities rent expense:

	Years Ended June 30,
	2008	2007
	(In thousands)
Facilities rent expense	$921	$878

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

13.	Significant Geographic, Product Line, Customer and Supplier Information

Geographic

The following table presents the Company’s sales within geographic regions as a percentage of net revenues:

	Years Ended June 30,
	2008	2007
Americas	57.6%	63.2%
EMEA	28.9%	25.3%
Asia Pacific	13.5%	11.5%
Total	100.0%	100.0%

The following table presents sales to significant countries as a percentage of net revenues:

	Years Ended June 30,
	2008	2007
U.S.	46.0%	45.0%
Germany	16.0%	14.0%
Canada	9.0%	12.0%

Product Line

The following table presents the Company’s net revenues by product line:

	Years Ended June 30,
	2008	2007
	(In thousands)
Device enablement	$44,993	$39,734
Device management	8,694	8,866
Non-core	3,899	6,706
Total net revenues	$57,586	$55,306

Customers

The following table presents sales to the Company’s significant customers and a related party as a percentage of net revenues:

	Years Ended June 30,
	2008	2007

Top five customers (1)	38%	34%
Tech Data	13%	8%
Ingram Micro	8%	12%
Related party	2%	2%
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

LANTRONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2008

14.  Quarterly Financial Data (Unaudited)

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

	Quarter Ended Fiscal 2008
	Sept 30,	Dec 31,	Mar 31,	June 30,		Total
	(In thousands, except per share data)
Net revenues	$13,054	$15,277	$14,541	$14,714		$57,586
Gross profit	$6,441	$7,863	$7,334	$7,430		$29,068
Net (loss) income	$(1,653)	$983	$(464)	$(1,374)	(1)	$(2,508)
Basic and diluted net (loss) income per share	$(0.03)	$0.02	$(0.01)	$(0.02)		$(0.04	) *

	Quarter Ended Fiscal 2007
	Sep 30,	Dec 31,		Mar 31,	June 30,	Total
	(In thousands, except per share data)
Net revenues	$12,514	$14,829		$13,253	$14,710	$55,306
Gross profit	$6,607	$7,400		$6,866	$7,469	$28,342
Net (loss) income	$(651)	$87	(2)	$(1,070)	$(89)	$(1,723)
Basic and diluted net (loss) income per share	$(0.01)	$0.00		$(0.02)	$(0.00)	$(0.03	) *

*Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

(1)          Includes restructuring charges of $757,000.
(2)          Includes other income from the sale of the Company’s interest in Xanboo of $700,000.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc.	8 – K	001-16027	99.1	07/29/2005
3.2	Amended and Restated Bylaws as amended on July 28, 2005	8 – K	001-16027	99.2	07/29/2005
4.1	Form of Registrant’s common stock certificate	S – 1, Amend. No. 1	333-37508		06/13/2000
10.1	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers	S – 1, Amend. No. 1	333-37508		06/13/2000
10.2	1993 Stock Option Plan and forms of agreements thereunder	S – 1, Amend. No. 1	333-37508		06/13/2000
10.3	1994 Nonstatutory Stock Option Plan and forms of agreements thereunder	S – 1, Amend. No. 1	333-37508		06/13/2000
10.4	2000 Stock Plan and forms of agreement thereunder	S – 8,	333- 103395	4.1	02/24/2003
10.4.1	Form of Stock Option Agreement	10 – K	001-16027	10.4.1	09/11/2007
10.5	Amendment to the 2000 Stock Plan	S – 8	333- 103395	4.2	02/24/2003
10.6	2000 Employee Stock Purchase Plan, amended and restated as of November 18, 2004	S – 8,	333-121000	4.1	12/06/2004
10.7	Employment Agreement between Registrant and Fred Thiel	S – 1	333-37508		05/19/2000
10.8	Employment Agreement between Registrant and Steve Cotton	S – 1	333-37508		05/19/2000
10.9	Employment Agreement between Registrant and Johannes Rietschel	S – 1	333-37508		05/19/2000
10.10	Lease Agreement between Registrant and The Irvine Company	S – 1, Amend. No. 1	333-37508		06/13/2000
10.11	First Amendment to Lease Agreement between Registrant and Irvine Technology Partners III dated as of August 10, 1995	S – 1 Amend. No. 1	333-37508		06/13/2000
10.12	Second Amendment to Lease Agreement between Registrant and Irvine Technology Partners III dated as of July 6, 2000	10 – K	001-16027	10.03	09/28/2000
10.13	Third Amendment to Lease Agreement between Registrant and Irvine Technology Partners dated as of March 16, 2005	8 – K	001-16027	10.04	03/22/2005
10.14	Research and Development Agreement between Registrant and Gordian	S – 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406
10.15	Distributor Contract between Registrant and Tech Data Corporation	S – 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406
10.16	Distributor Contract between Registrant and Ingram Micro Inc.	S – 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406
10.17	Offer to Exchange Outstanding Options, dated December 19, 2002	Schedule TO	001-16027	99(a)(1)	12/19/2002
10.18	Loan and Security Agreement between Registrant and Silicon Valley Bank dated February 14, 2002	10-Q	001-16027	10.16	02/14/2002
10.19	Amendment to Loan Documents between Registrant and Silicon Valley Bank dated February 15, 2005	8 – K	001-16027	10.17	02/15/2005

10.20	Letter from Ernst & Young LLP, dated January 21, 2005	8 – K	001-16027	16.1	01/21/2005
10.21	Loan and Security Agreement between Registrant and Silicon Valley Bank dated May 31, 2006.	8 – K	001- 16027		06/02/2006
10.22	Consulting, Severance and Release Agreement effective as of January 22, 2007 between Registrant and James Kerrigan.	8 – K	001- 16027	10.1	04/27/2007
10.23	Severance Agreement effective as of May 15, 2007 between the Registrant and Marc Nussbaum.	8 – K	001- 16027	10.1	06/15/2007
10.24	Severance Agreement effective as of May 15, 2007 between the Registrant and Reagan Sakai.	8 – K	001- 16027	10.1	06/20/2007
10.25	Agreement effective February 19, 2008 between the Registrant and Jerry Chase	8 – K	001- 16027	10.1	02/26/2008
10.26	Amendment to the 2000 Stock Plan	8 – K	001- 16027	10.1	03/06/2008
10.27	Amendment to Loan and Security Agreement between the Registrant Silicon Valley Bank	10 – K				X
21.1	Subsidiaries of Registrant	10 – K				X
23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP					X
24.1	Power of Attorney (see page II-2)
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of Sarbanes Oxley Act of 2002					X
99.1	Consolidated Valuation and Qualifying Accounts					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lantronix has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 19th day of September, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Howard T. Slayen	Chairman of the Board	September 19, 2008
Howard T. Slayen

/s/ Jerry D. Chase	President and Chief Executive Officer and	September 19, 2008
Jerry D. Chase	Director (Principal Executive Officer)

/s/ Reagan Y. Sakai	Chief Financial Officer and Secretary	September 19, 2008
Reagan Y. Sakai	(Principal Financial and Accounting Officer)

/s/ Curtis Brown	Director	September 19, 2008
Curtis Brown

/s/ Bernhard Bruscha	Director	September 19, 2008
Bernhard Bruscha

/s/ Larry Sanders	Director	September 19, 2008
Larry Sanders

/s/ Lewis Solomon	Director	September 19, 2008
Lewis Solomon

/s/ Thomas M. Wittenschlaeger	Director	September 19, 2008
Thomas M. Wittenschlaeger