Form 10-Q
period 2008-09-30
LANTRONIX INC
filed 2008-11-04
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

As of October 30, 2008, 60,497,876 shares of the Registrant’s common stock were outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	June 30,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$8,217	$7,434
Accounts receivable, net	2,933	4,166
Inventories, net	8,101	8,038
Contract manufacturers' receivable	745	676
Prepaid expenses and other current assets	669	566
Total current assets	20,665	20,880

Property and equipment, net	2,349	2,271
Goodwill	9,488	9,488
Purchased intangible assets, net	352	382
Other assets	164	144
Total assets	$33,018	$33,165

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,362	$7,684
Accrued payroll and related expenses	1,363	2,203
Warranty reserve	349	342
Restructuring reserve	649	744
Short-term debt	667	-
Other current liabilities	3,903	4,221
Total current liabilities	13,293	15,194
Non-current liabilities:
Long-term liabilities	217	210
Long-term capital lease obligations	491	515
Long-term debt	1,278	-
Total non-current liabilities	1,986	725
Total liabilities	15,279	15,919

Commitments and contingencies

Stockholders' equity:
Common stock	6	6
Additional paid-in capital	188,031	187,626
Accumulated deficit	(170,723)	(170,907)
Accumulated other comprehensive income	425	521
Total stockholders' equity	17,739	17,246
Total liabilities and stockholders' equity	$33,018	$33,165

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,
	2008	2007
Net revenue (1)	$14,212	$13,054
Cost of revenue	6,688	6,613
Gross profit	7,524	6,441
Operating expenses:
Selling, general and administrative	5,208	6,279
Research and development	1,503	1,768
Restructuring charge	593	-
Amortization of purchased intangible assets	18	18
Total operating expenses	7,322	8,065
Income (loss) from operations	202	(1,624)
Interest expense, net	(26)	(19)
Other income, net	22	11
Income (loss) before income taxes	198	(1,632)
Provision for income taxes	14	21
Net income (loss)	$184	$(1,653)
Net income (loss) per share (basic)	$0.00	$(0.03)
Net income (loss) per share (diluted)	$0.00	$(0.03)
Weighted-average shares (basic)	60,374	59,943
Weighted-average shares (diluted)	60,448	59,943
(1) Includes net revenue from related party	$181	$291

See accompanying notes.

LANTRONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	September 30,
	2008	2007
Operating activities
Net income (loss)	$184	$(1,653)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	323	409
Restructuring charge	593	-
Depreciation	178	132
Amortization of purchased intangible assets	30	23
(Recovery) provision for doubtful accounts	(40)	16
Provision for inventories	4	152
Changes in operating assets and liabilities:
Accounts receivable	1,273	1,434
Inventories	(67)	376
Contract manufacturers' receivable	(69)	19
Prepaid expenses and other current assets	(111)	76
Other assets	(20)	(1)
Accounts payable	(1,320)	(2,380)
Accrued payroll and related expenses	(808)	203
Warranty reserve	7	(73)
Restructuring reserve	(682)	-
Other liabilities	(276)	677
Net cash used in operating activities	(801)	(590)
Investing activities
Purchases of property and equipment, net	(214)	(126)
Net cash used in investing activities	(214)	(126)
Financing activities
Proceeds from term loan	2,000	-
Payment of term loan	(55)	-
Net proceeds from issuances of common stock	82	179
Payment of capital lease obligations	(91)	(30)
Net cash provided by financing activities	1,936	149
Effect of foreign exchange rate changes on cash	(138)	74
Increase (decrease) in cash and cash equivalents	783	(493)
Cash and cash equivalents at beginning of period	7,434	7,582
Cash and cash equivalents at end of period	$8,217	$7,089

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

1.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (the “Company” or “Lantronix”) have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 19, 2008. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2008, and the consolidated results of its operations and cash flows for the three months ended September 30, 2008 and 2007. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

2.           Computation of Net Income (Loss) per Share

Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net income (loss) per share:

Three Months Ended
September 30,
2008	2007
(In thousands,
except per share data)
Numerator:
Net income (loss)	$184	$(1,653)
Denominator:
Weighted-average shares outstanding	62,695	59,943
Less: Unvested common shares outstanding	(2,321)	-
Denominator for net income (loss) per share (basic)	60,374	59,943
Effect of dilutive securities:
Unvested common shares outstanding	-	-
Stock options	74	-
Denominator for net income (loss) per share (diluted)	60,448	59,943

Net income (loss) per share (basic)	$0.00	$(0.03)

Net income (loss) per share (diluted)	$0.00	$(0.03)

The following table presents the common stock equivalents excluded from the diluted net income (loss) per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended
	September 30,
	2008	2007
Common stock equivalents	8,886,794	3,640,025

3.           Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,	June 30,
	2008	2008
	(In thousands)
Finished goods	$5,834	$5,707
Raw materials	1,768	1,836
Inventory at distributors	1,645	2,008
Large scale integration chips *	1,180	809
Inventories, gross	10,427	10,360
Reserve for excess and obsolete inventory	(2,326)	(2,322)
Inventories, net	$8,101	$8,038

* This item is sold individually and embedded into the Company's products.

4.           Warranty

Upon shipment to its customers, the Company provides for the estimated cost to repair or replace products to be returned under warranty. The Company’s products typically carry a one- or two-year warranty. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from the Company’s estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, the Company sells extended warranty services, which extend the warranty period for an additional one to three years depending upon the product.

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2008	2008
	(In thousands)
Beginning balance	$342	$446
Charged to cost of revenues	58	219
Usage	(51)	(323)
Ending balance	$349	$342

5.           Restructuring Reserve

During the fourth fiscal quarter ended June 30, 2008, the Company implemented a restructuring plan to optimize Lantronix's organization to better leverage existing customer and partner relationships to drive revenue growth and profitability. As part of the restructuring plan, 10 employees from the senior-level ranks of the sales, marketing, operations and engineering groups were terminated.  During the first fiscal quarter ended September 30, 2008, the Company implemented a second restructuring plan. As part of the second restructuring plan, an additional 29 employees from all ranks and across all functional groups of the Company were terminated.

The following table presents a summary of the activity in the Company’s restructuring reserve:

Severance
Related
Costs
(In thousands)
Restructuring reserve at June 30, 2008	744
Restructuring charge	593
Cash payments	(688)
Restructuring reserve at September 30, 2008	$649

6.             Bank Line of Credit and Debt

In August 2008, the Company entered into an amendment to its Line of Credit, which provides for a three-year $2.0 million Term Loan and a two-year $3.0 million Revolving Credit Facility. The Term Loan was funded on August 26, 2008 and is payable in 36 equal installments of principal and monthly accrued interest.

Borrowings under the Term Loan and Revolving Credit Facility bear interest at the greater of 6.25% or prime rate plus 1.25% per annum. If the Company achieves two consecutive quarters of positive EBITDAS (as defined in the Loan Agreement) greater than $1.00, and only for so long as the Company maintains EBITDAS greater than $1.00 at the end of each subsequent fiscal quarter, then the borrowings under the Term Loan and Revolving Credit Facility will bear interest at the greater of 5.75% or prime rate plus 0.75% per annum. The Company paid a fully earned, non-refundable commitment fee of $35,000 and is required to pay an additional $35,000 on the first anniversary of the effective date of the Term Loan.

7.      Stockholders’ Equity

Share-Based Compensation

The Company has one active share-based plan under which non-qualified and incentive stock options have been granted to employees, non-employees and its board of directors. In addition, the Company has granted restricted stock awards to employees under this share-based plan. The board of directors determines eligibility, vesting schedules and exercise prices for options and shares granted under the plans. The Company issues new shares to satisfy stock option exercises, restricted stock grants, and stock purchases under its share-based plans.

The following table presents a summary of option activity under all of the Company’s stock option plans:
Number of
Shares
Balance of options outstanding at June 30, 2008	8,516,552
Options granted	255,600
Options forfeited	(673,394)
Options expired	(195,404)
Options exercised	-
Balance of options outstanding at September 30, 2008	7,903,354

The following table presents stock option grant date information:
Three Months Ended
September 30,
	2008	2007
Weighted-average grant date fair value	$0.43	$0.99
Weighted-average grant date exercise price	$0.62	$1.32

The following table presents a summary of restricted stock activity:

		Weighted-Average
	Number of	Grant - Date
Nonvested Shares	Shares	Fair Value
Balance of restricted shares at June 30, 2008	100,000	$0.83
Granted	2,221,089	0.50
Forfeited	-	-
Vested	-	-
Balance of restricted shares at September 30, 2008	2,321,089	$0.51

During September 2008, the Company granted 2,221,089 restricted shares to certain employees as part of a long-term incentive plan. The restricted shares cliff vest equally over 4 years beginning September 1, 2009. The fair value of the restricted shares was based upon the closing trading price of the Company’s shares on the grant date.

During September 2008, the board of directors approved a Performance Plan for the fiscal year ended June 30, 2009, which will be paid in vested common shares if minimum revenue, non-GAAP income and management objectives are met. If all of the objectives are met at 100% attainment per the Performance Plan, the Company estimates that it would take a charge to share-based compensation ranging from $450,000 to $525,000 per quarter during the next three fiscal quarters. During the fiscal quarter ended September 30, 2008, the Company recorded $25,000 to share-based compensation in connection with this Performance Plan.

The following table presents a summary of share-based compensation by functional line item:

Three Months Ended
September 30,
	2008	2007
	(In thousands)
Cost of revenues	$12	$27
Selling, general and administrative	229	270
Research and development	82	112
Total share-basd compensation	$323	$409

Warrants to Purchase Common Stock

During March 2008, the Company distributed warrants to purchase 1,079,615 shares of Lantronix common stock as consideration for settlement of a shareholder lawsuit. The warrants have a contractual life of four years and a strike price of $4.68.

8.      Income Taxes

At July 1, 2008, the Company’s fiscal 2001 through fiscal 2008 tax years remain open to examination by the Federal and state taxing authorities. The Company has net operating losses (“NOLs”) beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The Company utilizes the liability method of accounting for income taxes. The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

Three Months Ended
September 30,
	2008	2007
Effective tax rate	7%	1%

The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

9.           Comprehensive Loss

The components of comprehensive loss are as follows:

Three Months Ended
September 30,
	2008	2007
	(In thousands)
Net income (loss)	$184	$(1,653)
Other comprehensive income (loss):
Change in net unrealized gain on investment, net of taxes of $0	-	(1)
Change in translation adjustments, net of taxes of $0	(96)	71
Total comprehensive income (loss)	$88	$(1,583)

10.           Litigation

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. Except as discussed below, the Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial position, operating results or cash flows.

During 2006, the Company concluded multiple securities lawsuits and litigation with a former executive officer. The Company may have an obligation to continue to indemnify the former executive officer and defend him in the litigation regarding the securities violation with which he has been charged. As of September 30, 2008, the Company had $140,000 of reimbursable legal expenses recorded as a liability on its consolidated balance sheet.  A receivable for the insurance reimbursement has also been recorded for the same amount.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

                You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.  The information contained in this Report is not a complete description of our business. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and subsequent reports on our Current Reports on Form 8-K.

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

The following describes our M2M device networking product lines:

•
Device Enablement – We offer an array of embedded and external device enablement solutions that enable integrators and manufacturers of electronic and electro-mechanical products to add network connectivity, manageability and control. Our customers’ products emanate from a wide variety of applications within the M2M market, from blood analyzers that relay critical patient information directly to a hospital’s information system, to simple devices such as time clocks, allowing the user to obtain information from these devices and to improve how they are managed and controlled. We also offer products such as multi-port device servers that enable devices outside the data center to effectively share the costs of the network connection and convert various protocols to industry standard interfaces such as Ethernet and the Internet.

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

Financial Highlights and Other Information for the Fiscal Quarter Ended September 30, 2008

The following is a summary of the key factors and significant events that impacted our financial performance during the fiscal quarter ended September 30, 2008:

•
Net revenue was $14.2 million for the fiscal quarter ended September 30, 2008, an increase of $1.2 million or 8.9%, compared to $13.1 million for the fiscal quarter ended September 30, 2007.  The increase was primarily the result of a $1.8 million, or 14.9%, increase in our device networking product lines offset by a $593,000, or 46.5%, decrease in our non-core product lines.

•
Gross profit margin was 52.9% for the fiscal quarter ended September 30, 2008 compared to 49.3% for the fiscal quarter ended September 30, 2007.  The increase in gross profit margin percent was primarily attributable to increased absorption of manufacturing overhead costs as a result of higher net revenue and lower manufacturing costs, lower inventory reserve costs, and an increase in license revenue.

•
Income from operations was $202,000, or 1.4% of net revenue, for the fiscal quarter ended September 30, 2008 compared to a loss from operations of $1.6 million, or 12.4% of net revenue, for the fiscal quarter ended September 30, 2007.  Income from operations for the fiscal quarter ended September 30, 2008 included a restructuring charge of $593,000. Loss from operations for the fiscal quarter ended September 30, 2007 included expenses totaling approximately $1.0 million related to the departure of our former president and chief executive officer and other former employees, expenses associated with the executive search for a permanent chief executive officer and $121,000 for a value added tax (“VAT”) liability in connection with an audit of a foreign subsidiary.

•
Net income was $184,000, or $0.00 per basic and diluted share, for the fiscal quarter ended September 30, 2008 compared to a net loss of $1.7 million, or $0.03 per basic and diluted share, for the fiscal quarter ended September 30, 2007.

•	Cash and cash equivalents were $8.2 million as of September 30, 2008, an increase of $783,000, compared to $7.4 million as of June 30, 2008.

•
Net accounts receivable were $2.9 million as of September 30, 2008, a decrease of $1.3 million, compared to $4.2 million as of June 30, 2008. Annualized days sales outstanding (“DSO”) in receivables were 22 days for the fiscal quarter ended September 30, 2008 compared 24 days for the fiscal quarter ended June 30, 2008. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

•
Net inventories were $8.1 million as of September 30, 2008 compared to $8.0 million as of June 30, 2008. Annualized inventory turns were 3.3 annualized turns for the fiscal quarter ended September 30, 2008 compared to 3.0 annualized turns for the fiscal quarter ended June 30, 2008.

Critical Accounting Policies and Estimates

                The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, goodwill and purchased intangible assets, restructuring reserves and legal settlement costs. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. There have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended September 30, 2008 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Consolidated Results of Operations

The following table presents the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

	Three Months Ended
	September 30,
	2008		2007

Net revenues	100.0%		100.0%
Cost of revenues	47.1%		50.7%
Gross profit	52.9%		49.3%
Operating expenses:
Selling, general and administrative	36.6%		48.1%
Research and development	10.6%		13.5%
Restructuring charge	4.2%		0.0%
Amortization of purchased intangible assets	0.1%		0.1%
Total operating expenses	51.5%		61.8%
Income (loss) from operations	1.4%		(12.4%	)
Interest expense, net	(0.2%	)	(0.1%	)
Other income, net	0.2%		0.1%
Income (loss) before income taxes	1.4%		(12.5%	)
Provision for income taxes	0.1%		0.2%
Net income (loss)	1.3%		(12.7%	)

Comparison of the Fiscal Quarters Ended September 30, 2008 and 2007

Net Revenue by Product Line

The following table presents net revenue by product line:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$11,553	81.3%	$9,829	75.3%	$1,724	17.5%
Device management	1,978	13.9%	1,951	14.9%	27	1.4%
Device networking	13,531	95.2%	11,780	90.2%	1,751	14.9%
Non-core	681	4.8%	1,274	9.8%	(593)	(46.5%	)
Net revenues	$14,212	100.0%	$13,054	100.0%	$1,158	8.9%

The increase in net revenue for the fiscal quarter ended September 30, 2008 compared to the fiscal quarter ended September 30, 2007 was primarily a result of an increase in net revenues from our device enablement product line, offset by a decrease in our non-core product lines.  The increase in our device enablement product lines was primarily due to an increase in our embedded device enablement products, and more specifically, our XPort, WiPort and MatchPort product lines.  We are no longer investing in the development of our non-core product lines and expect net revenues related to these products to continue to decline in the future as we focus our investment on our device networking product lines.

Net Revenue by Geographic Region

The following table presents net revenue by geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Americas	$8,428	59.3%	$7,935	60.8%	$493	6.2%
EMEA	3,812	26.8%	3,385	25.9%	427	12.6%
Asia Pacific	1,972	13.9%	1,734	13.3%	238	13.7%
Net revenues	$14,212	100.0%	$13,054	100.0%	$1,158	8.9%

All regions contributed to the increase in net revenue for the fiscal quarter ended September 30, 2008 compared to the fiscal quarter ended September 30, 2007.  Increases in our device enablement product lines and more specifically the XPort, WiPort and MatchPort product lines were the primary drivers for the increase in the Americas, EMEA (“Europe, Middle East and Africa”) and Asia Pacific regions.

Gross Profit

The following table presents gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$7,524	52.9%	$6,441	49.3%	$1,083	16.8%

Gross profit represents net revenue less cost of revenue. Cost of revenue consisted primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, amortization of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The increase in gross profit margin percent was primarily attributable to increased absorption of manufacturing overhead costs as a result of higher net revenue and lower manufacturing costs, lower inventory reserve costs, and an increase in license revenues.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

The following table presents selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,806		$3,669		$(863)	(23.5%	)
Professional fees & outside services	799		708		91	12.9%
Advertising and marketing	556		659		(103)	(15.6%	)
Facilities	379		381		(2)	(0.5%	)
Share-based compensation	229		270		(41)	(15.2%	)
Depreciation	130		83		47	56.6%
Other	309		509		(200)	(39.3%	)
Selling, general and administrative	$5,208	36.6%	$6,279	48.1%	$(1,071)	(17.1%	)

In order of significance, the decrease in selling, general and administrative expenses for the fiscal quarter ended September 30, 2008 compared to the fiscal quarter ended September 30, 2007 was primarily due to: (i) decreased personnel-related expenses as a result of severance charges related to the departure of the former president and chief executive officer and other former employees, (ii) decreased expenses due to a $121,000 VAT tax liability in connection with a tax audit of a foreign subsidiary during the fiscal quarter ended September 30,2007 and (iii) a decrease in marketing expenses as a result of more focused spending.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,055		$1,254		$(199)	(15.9%	)
Facilities	248		213		35	16.4%
Professional fees & outside services	48		81		(33)	(40.7%	)
Share-based compensation	82		112		(30)	(26.8%	)
Depreciation	18		12		6	50.0%
Other	52		96		(44)	(45.8%	)
Research and development	$1,503	10.6%	$1,768	13.5%	$(265)	(15.0%	)

Total research and development expenses for the fiscal quarter ended September 30, 2008 decreased compared to the fiscal quarter ended September 30, 2007 mainly due to a charge recorded in the prior year quarter related to the departure of a former employee.

Restructuring Charges

During the first fiscal quarter ended September 30, 2008, we implemented a second restructuring. As part of the second restructuring, an additional 29 employees from all ranks and across all functional groups of the Company were terminated.

The following table presents restructuring charges:

Three Months Ended September 30,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Restructuring charge	$593	4.2%	$-	0.0%	$593	0.0%

Provision for Income Taxes

At July 1, 2008, our fiscal 2001 through fiscal 2008 tax years remain open to examination by the Federal and state taxing authorities.  We have net operating losses (“NOLs”) beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The following table presents our effective tax rate based upon our income tax provision:

Three Months Ended
September 30,
	2008	2007
Effective tax rate	7%	1%

We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  The federal statutory rate was 34% for all periods.  The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our domestic net deferred tax assets for the fiscal quarters ended September 30, 2008 and 2007.

Liquidity and Capital Resources

The following table presents details of our working capital and cash:

	September 30,	June 30,	Increase
	2008	2008	(Decrease)
		(In thousands)
Working capital	$7,372	$5,686	$1,686
Cash and cash equivalents	$8,217	$7,434	$783

In order of significance, our working capital as of September 30, 2008 increased compared to June 30, 2008 primarily due to: (i) an increase in cash and decrease in accounts payable as a result of the proceeds from the term loan and (ii) a decrease in accrued payroll as a result of the timing of pay periods compared to the prior year, offset by (iii) a decrease in accounts receivable as a result of lower shipments compared to the quarter ended June 30, 2008 and (iv) an increase in short term debt as a result of the new term loan. Our cash balance increased compared to the quarter ended June 30, 2008 as a result of our cash management activities, which included the timing of cash payments to our vendors and the timing of cash receipts from our customers.

We believe that our existing cash and cash equivalents and funds available from our line of credit will be adequate to meet our anticipated cash needs through at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenues, research and development, expenses associated with any strategic partnerships or acquisitions and infrastructure investments, and expenses related to government investigations and litigation, which could affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to raise capital by borrowing additional funds through bank loans, the selling of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

In August 2008, we entered into an amendment to our Line of Credit, which provides for a three-year $2.0 million Term Loan and a two-year $3.0 million Revolving Credit Facility. The Term Loan was funded on August 26, 2008 and is payable in 36 equal installments of principal and monthly accrued interest.

Borrowings under the Term Loan and Revolving Credit Facility bear interest at the greater of 6.25% or prime rate plus 1.25% per annum. If we achieve two consecutive quarters of positive EBITDAS (as defined in the Loan Agreement) greater than $1.00, and only for so long as we maintain EBITDAS greater than $1.00 at the end of each subsequent fiscal quarter, then the borrowings under the Term Loan and Revolving Credit Facility will bear interest at the greater of 5.75% or prime rate plus 0.75% per annum. We paid a fully earned, non-refundable commitment fee of $35,000 and are required to pay an additional $35,000 on the first anniversary of the Effective Date.

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease and security deposits:

	September 30,	June 30,
	2008	2008
	(In thousands)
Available borrowing capacity	$1,439	$3,163
Outstanding letters of credit	$732	$732

As of September 30, 2008 and June 30, 2008, approximately $723,000 and $801,000, respectively, of our cash was held in foreign subsidiary bank accounts.  Such cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations is subject to approval by the foreign subsidiary’s board of directors.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

Three Months Ended
September 30,
	2008	2007
	(In thousands)
Net cash provided by (used in):
Net income (loss)	$184	$(1,653)
Non-cash operating expenses, net	1,088	732
Changes in operating assets and liabilities:
Accounts receivable	1,273	1,434
Inventories	(67)	376
Contract manufacturers' receivable	(69)	19
Prepaid expenses and other current assets	(111)	76
Other assets	(20)	(1)
Accounts payable	(1,320)	(2,380)
Accrued payroll and related expenses	(808)	203
Warranty reserve	7	(73)
Restructuring reserve	(682)	-
Other liabilities	(276)	677
Net cash used in operating activities	(801)	(590)
Net cash used in investing activities	(214)	(126)
Net cash provided by financing activities	1,936	149
Effect of foreign exchange rate changes on cash	(138)	74
Increase (decrease) in cash and cash equivalents	$783	$(493)

Operating activities used cash during the fiscal quarter ended September 30, 2008. This was the result of cash used by operating assets and liabilities, offset by net income and non-cash operating expenses. Significant non-cash items included a restructuring charge, share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash used in operating activities included (i) a decrease in accounts payable due to the pay down of vendors with the proceeds from the term loan, (ii) a decrease in accrued payroll as a result of the timing of payroll cycles at quarter end, and (iii) payments made against the restructuring reserve. This was offset by a decrease in net accounts receivable due to the timing of collections and linearity of sales.

Operating activities used cash during the fiscal quarter ended September 30, 2007. This was the result of a net loss, offset by non-cash operating expenses and cash provided by operating assets and liabilities. The non-cash items that had a significant impact on net loss included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash used in operating activities included (i) a decrease in net accounts receivable due to the timing of collections and linearity of sales, (ii) an increase in other liabilities as a result of increase in customer prepayments, and (iii) a decrease in finished good inventories. This was offset by a decrease in accounts payable as a result of the timing of inventory receipts and cash payments to vendors.

Investing activities used cash during the fiscal quarter ended September 30, 2008 and 2007. This was due to the purchase of property and equipment.

Financing activities provided cash during the fiscal quarter ended September 30, 2008. This was due to proceeds from the new term loan and sale of common shares through the 2000 Employee Stock Purchase Plan (the “ESPP”) offset by repayments on capital lease obligations and the term loan.

Financing activities provided cash during the fiscal quarter ended September 30, 2007. This was due to proceeds from the sale of common shares through employee stock option exercises and the 2000 Employee Stock Purchase Plan (the “ESPP”) offset by repayments on capital lease obligations.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2008.

Item 3.  Controls and Procedures

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

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The information set forth in Note 10 to our notes to the unaudited condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

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

We have experienced, and expect to continue to experience, significant fluctuations in net revenues, expenses and operating results from quarter to quarter. We, therefore, believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. A high percentage of our operating expenses are relatively fixed and are based on our expectations of future net revenues. If we were to experience a reduction in revenues in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that fiscal quarter would be harmed. If our operating results in future fiscal quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

•	changes in business and economic conditions, including a downturn in the overall economy;

•	changes in the mix of net revenues attributable to higher-margin and lower-margin products;

•	customers’ decisions to defer or accelerate orders;

•	variations in the size or timing of orders for our products;

•	changes in demand for our products;

•	fluctuations in exchange rates;

•	defects and other product quality problems;

•	loss or gain of significant customers;

•	short-term fluctuations in the cost or availability of our critical components;

•	announcements or introductions of new products by our competitors;

•	effects of terrorist attacks in the U.S. and abroad; and

•	changes in demand for devices that incorporate our products.

Our common stock may be delisted, which could significantly harm our business.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “LTRX.” We currently are not in compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq Capital Market; however, we have until March 26, 2009, to regain compliance. If our common stock is delisted from The Nasdaq Capital Market, some or all of the following might be impacted, harming our investors:

•	the liquidity of our common stock;

•	the number of institutional investors that will consider investing in our common stock;

•	the number of investors in general that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the number of analysts following our stock;

•	the availability of information concerning the trading prices;

•	the number of broker-dealers willing to execute trades in shares of our common stock; and

•	our ability to obtain financing for the continuation of our operations.

In addition, if our common stock were to be delisted from The Nasdaq Capital Market, the price of our common stock and the ability of stockholders to sell such stock may be adversely affected. A return to the Nasdaq would require full compliance with the initial listing requirements of the exchange.

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

The following table presents sales to our significant customers as a percentage of net revenues:

Three Months Ended
September 30,
	2008	2007
Top five customers (1)	34.7%	40.0%
Ingram Micro	12.0%	9.7%
Tech Data	7.4%	15.0%

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

We currently offer warranties ranging from one or two years on each of our products. Our products could contain undetected errors or defects. If there is a product failure, we might have to replace all affected products without being able to book revenue for replacement units, or we may have to refund the purchase price for the units. We do not have a long history with which to assess the risks of unexpected product failures or defects for our device server product line. Regardless of the amount of testing we undertake, some errors might be discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of net revenues and claims against us. Significant product warranty claims against us could harm our business, reputation and financial results and cause the price of our stock to decline.

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

The following table presents our sales within geographic regions:

Three Months Ended September 30,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Americas	$8,428	59.3%	$7,935	60.8%	$493	6.2%
EMEA	3,812	26.8%	3,385	25.9%	427	12.6%
Asia Pacific	1,972	13.9%	1,734	13.3%	238	13.7%
Net revenues	$14,212	100.0%	$13,054	100.0%	$1,158	8.9%

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

The following table presents our reserve for excess and obsolete inventory:

	September 30,	June 30,
	2008	2008
	(In thousands)
Finished goods	$5,834	$5,707
Raw materials	1,768	1,836
Inventory at distributors	1,645	2,008
Large scale integration chips *	1,180	809
Inventories, gross	10,427	10,360
Reserve for excess and obsolete inventory	(2,326)	(2,322)
Inventories, net	$8,101	$8,038

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to evaluate periodically the effectiveness of their internal controls over financial reporting, and to include a management report assessing the effectiveness of their internal controls as of the end of each fiscal year. Beginning with our annual report on Form 10-K for our fiscal year ended June 30, 2008, we are required to comply with the requirement of Section 404 of the Sarbanes-Oxley Act of 2002 to include in each of our annual reports an assessment by our management of the effectiveness of our internal controls over financial reporting.  Beginning with our annual report on Form 10-K for our fiscal year ending June 30, 2010,  our independent registered public accounting firm will issue a report assessing the effectiveness of our internal controls.

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

Date: October 31, 2008	LANTRONIX, INC.
(Registrant)

By:	/s/ Jerry D. Chase
Jerry D. Chase
President and Chief Executive Officer
(Principal Executive and Financial Officer)

By:	/s/ Reagan Y. Sakai
Reagan Y. Sakai
Chief Financial Officer and Secretary
(Principal Executive and Financial Officer)

Exhibit Index

Exhibit
Number	Description of Document

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