Form 10-K/A
period 2008-06-30
LANTRONIX INC
filed 2009-02-12
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock on December 31, 2008, as reported by the NASDAQ Capital Market, was approximately $14,243,000. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Securities and Exchange Commission and is as of December 31, 2008. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 11, 2009, 60,509,876, shares of the Registrant’s common stock were outstanding.

EXPLANATORY NOTE

This Form 10-K/A is being filed (i) to correct the omission of certain language required under the Certification in the Lantronix, Inc.’s Form 10-K previously filed on September 19, 2008, which are restated in their entirety herewith and (ii) to remove reference to an exhibit incorrectly listed in Item 15 -- Exhibits and Financial Statement Schedules.  Except for the foregoing amended information, no other changes have been made to the Form 10-K filed on September 19, 2008.

Item 15.  Exhibits and Financial Statement Schedules

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc.	8 – K	001-16027	99.1	07/29/2005
3.2	Amended and Restated Bylaws as amended on July 28, 2005	8 – K	001-16027	99.2	07/29/2005
4.1	Form of Registrant’s common stock certificate	S – 1, Amend. No. 1	333-37508		06/13/2000
10.1	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers	S – 1, Amend. No. 1	333-37508		06/13/2000
10.2	1993 Stock Option Plan and forms of agreements thereunder	S – 1, Amend. No. 1	333-37508		06/13/2000
10.3	1994 Nonstatutory Stock Option Plan and forms of agreements thereunder	S – 1, Amend. No. 1	333-37508		06/13/2000
10.4	2000 Stock Plan and forms of agreement thereunder	S – 8,	333-103395	4.1	02/24/2003
10.4.1	Form of Stock Option Agreement
10.5	Amendment to the 2000 Stock Plan	S – 8	333-103395	4.2	02/24/2003
10.6	2000 Employee Stock Purchase Plan, amended and restated as of November 18, 2004	S – 8,	333-121000	4.1	12/06/2004
10.7	Employment Agreement between Registrant and Fred Thiel	S – 1	333-37508		05/19/2000
10.8	Employment Agreement between Registrant and Steve Cotton	S – 1	333-37508		05/19/2000
10.9	Employment Agreement between Registrant and Johannes Rietschel	S – 1	333-37508		05/19/2000
10.10	Lease Agreement between Registrant and The Irvine Company	S – 1, Amend. No. 1	333-37508		06/13/2000
10.11	First Amendment to Lease Agreement between Registrant and Irvine Technology Partners III dated as of August 10, 1995	S – 1 Amend. No. 1	333-37508		06/13/2000
10.12	Second Amendment to Lease Agreement between Registrant and Irvine Technology Partners III dated as of July 6, 2000	10 – K	001-16027	10.03	09/28/2000
10.13	Third Amendment to Lease Agreement between Registrant and Irvine Technology Partners dated as of March 16, 2005	8 – K	001-16027	10.04	03/22/2005
10.14	Research and Development Agreement between Registrant and Gordian	S – 1, Amend. No. 1	333-37508		06/13/2000
* Confidential treatment pursuant to Rule 406
10.15	Distributor Contract between Registrant and Tech Data Corporation	S – 1, Amend. No. 1	333-37508		06/13/2000
* Confidential treatment pursuant to Rule 406
10.16	Distributor Contract between Registrant and Ingram Micro Inc.	S – 1, Amend. No. 1	333-37508		06/13/2000
* Confidential treatment pursuant to Rule 406
10.17	Offer to Exchange Outstanding Options, dated December 19, 2002	Schedule TO	001-16027	99(a)(1)	12/19/2002

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.18	Loan and Security Agreement between Registrant and Silicon Valley Bank dated February 14, 2002	10-Q	001-16027	10.16	02/14/2002
10.19	Amendment to Loan Documents between Registrant and Silicon Valley Bank dated February 15, 2005	8 – K	001-16027	10.17	02/15/2005
10.20	Letter from Ernst & Young LLP, dated January 21, 2005	8 – K	001-16027	16.1	01/21/2005
10.21	Loan and Security Agreement between Registrant and Silicon Valley Bank dated May 31, 2006.	8 – K	001- 16027		06/02/2006
10.22	Consulting, Severance and Release Agreement effective as of January 22, 2007 between Registrant and James Kerrigan.	8 – K	001- 16027	10.1	04/27/2007
10.23	Severance Agreement effective as of May 15, 2007 between the Registrant and Marc Nussbaum.	8 – K	001- 16027	10.1	06/15/2007
10.24	Severance Agreement effective as of May 15, 2007 between the Registrant and Reagan Sakai.	8 – K	001- 16027	10.1	06/20/2007
10.25	Agreement effective February 19, 2008 between the Registrant and Jerry Chase	8 – K	001- 16027	10.1	02/26/2008
10.26	Amendment to the 2000 Stock Plan	8 – K	001- 16027	10.1	03/06/2008
10.27	Amendment to Loan and Security Agreement between the Registrant Silicon Valley Bank	10 – K
21.1	Subsidiaries of Registrant	10 – K
23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP
24.1	Power of Attorney (see page II-2)
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2009	LANTRONIX, INC.
(Registrant)

By: /s/ Jerry D. Chase
Jerry D. Chase
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Reagan Y. Sakai
Reagan Y. Sakai
Chief Financial Officer and Secretary
(Principal Financial Officer)