Form 10-Q/A
period 2008-09-30
LANTRONIX INC
filed 2009-02-12
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

          This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 of the Registrant which was filed with the Securities Exchange Commission on November 4, 2008 (the “Original Filing”) is being filed to amend or include certain disclosure contained in Item 3 Controls and Procedures.

          The certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing have been corrected to include certain previously omitted language required under the Certification in the Lantronix, Inc.’s Form 10-K previously filed on September 19, 2008.  These certifications are restated in their entirety herewith.

          Except for the amended disclosure contained herein, this Amendment No. 1 on Form 10-Q/A does not modify or update other disclosures in the Original Filing which is incorporated by reference herein.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure.

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