Form 10-Q
period 2008-12-31
LANTRONIX INC
filed 2009-02-13
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of February 13, 2009, 60,509,876, shares of the Registrant’s common stock were outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
December 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	June 30,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$9,151	$7,434
Accounts receivable, net	2,146	4,166
Inventories, net	8,127	8,038
Contract manufacturers' receivable	1,132	676
Prepaid expenses and other current assets	608	566
Total current assets	21,164	20,880

Property and equipment, net	2,301	2,271
Goodwill	9,488	9,488
Purchased intangible assets, net	324	382
Other assets	132	144
Total assets	$33,409	$33,165

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,458	$7,684
Accrued payroll and related expenses	1,266	2,203
Warranty reserve	266	342
Restructuring reserve	74	744
Short-term debt	667	-
Other current liabilities	4,574	4,221
Total current liabilities	13,305	15,194
Non-current liabilities:
Long-term liabilities	225	210
Long-term capital lease obligations	428	515
Long-term debt	1,111	-
Total non-current liabilities	1,764	725
Total liabilities	15,069	15,919

Commitments and contingencies

Stockholders' equity:
Common stock	6	6
Additional paid-in capital	188,778	187,626
Accumulated deficit	(170,871)	(170,907)
Accumulated other comprehensive income	427	521
Total stockholders' equity	18,340	17,246
Total liabilities and stockholders' equity	$33,409	$33,165

See accompanying notes.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net revenue (1)	$12,885	$15,277	$27,097	$28,331
Cost of revenue	5,942	7,414	12,630	14,027
Gross profit	6,943	7,863	14,467	14,304
Operating expenses:
Selling, general and administrative	5,315	5,331	10,523	11,610
Research and development	1,549	1,758	3,052	3,526
Restructuring charge	128	-	721	-
Amortization of purchased intangible assets	18	18	36	36
Total operating expenses	7,010	7,107	14,332	15,172
Income (loss) from operations	(67)	756	135	(868)
Interest expense, net	(57)	(61)	(83)	(80)
Other income (expense), net	(16)	120	6	131
Income (loss) before income taxes	(140)	815	58	(817)
Provision (benefit) for income taxes	8	(168)	22	(147)
Net income (loss)	$(148)	$983	$36	$(670)
Net income (loss) per share (basic)	$(0.00)	$0.02	$0.00	$(0.01)
Net income (loss) per share (diluted)	$(0.00)	$0.02	$0.00	$(0.01)
Weighted-average shares (basic)	60,502	60,088	60,438	60,015
Weighted-average shares (diluted)	60,502	60,542	60,641	60,015
(1) Includes net revenue from related party	$306	$211	$560	$502

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	December 31,
	2008	2007
Operating activities
Net income (loss)	$36	$(670)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	1,064	641
Restructuring charge	721	-
Depreciation	366	267
Provision for inventories	101	314
Amortization of purchased intangible assets	58	50
Gain on sale of investment	-	(104)
Provision for officer loan	-	35
Recovery of doubtful accounts	(37)	(3)
Changes in operating assets and liabilities:
Accounts receivable	2,057	148
Inventories	(190)	704
Contract manufacturers' receivable	(456)	269
Prepaid expenses and other current assets	(121)	135
Other assets	10	(17)
Accounts payable	(1,222)	(2,272)
Accrued payroll and related expenses	(901)	333
Warranty reserve	(76)	(104)
Restructuring reserve	(1,391)	-
Other liabilities	488	(195)
Net cash provided by (used in) operating activities	507	(469)
Investing activities
Purchases of property and equipment, net	(354)	(252)
Proceeds from the sale of investments	-	104
Net cash used in investing activities	(354)	(148)
Financing activities
Proceeds from term loan	2,000	-
Payment of term loan	(222)	-
Net proceeds from issuances of common stock	88	220
Payment of capital lease obligations	(179)	(69)
Net cash provided by financing activities	1,687	151
Effect of foreign exchange rate changes on cash	(123)	108
Increase (decrease) in cash and cash equivalents	1,717	(358)
Cash and cash equivalents at beginning of period	7,434	7,582
Cash and cash equivalents at end of period	$9,151	$7,224

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (the “Company” or “Lantronix”) have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 19, 2008. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 2008, and the consolidated results of its operations and cash flows for the three and six months ended December 31, 2008 and 2007. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

2.           Computation of Net Income (Loss) per Share

Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(148)	$983	$36	$(670)
Denominator:
Weighted-average shares outstanding	63,594	60,088	63,530	60,015
Less: Unvested common shares outstanding	(3,092)	-	(3,092)	-
Denominator for net income (loss) per share (basic)	60,502	60,088	60,438	60,015
Effect of dilutive securities:
Unvested common shares outstanding	-	-	203	-
Stock options	-	454	-	-
Denominator for net income (loss) per share (diluted)	60,502	60,542	60,641	60,015

Net income (loss) per share (basic)	$(0.00)	$0.02	$0.00	$(0.01)

Net income (loss) per share (diluted)	$(0.00)	$0.02	$0.00	$(0.01)

The following table presents the common stock equivalents excluded from the diluted net income (loss) per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Common stock equivalents	9,108,631	1,326,975	8,560,047	2,001,466

3.           Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	June 30,
	2008	2008
	(In thousands)
Finished goods	$6,446	$5,707
Raw materials	1,875	1,836
Inventory at distributors	1,742	2,008
Large scale integration chips *	398	809
Inventories, gross	10,461	10,360
Reserve for excess and obsolete inventory	(2,334)	(2,322)
Inventories, net	$8,127	$8,038

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

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2008	2008
	(In thousands)
Beginning balance	$342	$446
Charged to cost of revenues	48	219
Usage	(124)	(323)
Ending balance	$266	$342

5.           Restructuring Reserve

During the fourth fiscal quarter ended June 30, 2008, the Company implemented a restructuring plan to optimize Lantronix's organization to better leverage existing customer and partner relationships to drive revenue growth and profitability. As part of the restructuring plan, 10 employees from the senior-level ranks of the sales, marketing, operations and engineering groups were terminated.  During the first fiscal quarter ended September 30, 2008, the Company implemented a second restructuring plan. As part of the second restructuring plan, an additional 29 employees from all ranks and across all functional groups of the Company were terminated.  During the second fiscal quarter ended December 31, 2008, the Company incurred additional restructuring expenses related to settling with a senior-level employee in France and closing the France sales office. The remaining restructuring reserve is expected to be paid during the third fiscal quarter ended March 31, 2009.

The following table presents a summary of the activity in the Company’s restructuring reserve:

	Facilities	Severance	Total
	Termination	Related	Restructuring
	Costs	Costs	Costs
	(In thousands)
Restructuring reserve at June 30, 2008	$-	$744	$744
Restructuring charge	46	675	721
Cash payments	-	(1,391)	(1,391)
Restructuring reserve at December 31, 2008	$46	$28	$74

6.             Bank Line of Credit and Debt

In August 2008, the Company entered into an amendment to its Line of Credit, which provides for a three-year $2.0 million Term Loan and a two-year $3.0 million Revolving Credit Facility. The Term Loan was funded on August 26, 2008 and is payable in 36 equal installments of principal and monthly accrued interest. There are no borrowings outstanding on the Revolving  Credit Facility as of the fiscal quarter end.

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

The following table presents a summary of option activity under all of the Company’s stock option plans:

Number of
Shares
Balance of options outstanding at June 30, 2008	8,516,552
Options granted	1,265,730
Options forfeited	(727,478)
Options expired	(542,221)
Options exercised	(12,000)
Balance of options outstanding at December 31, 2008	8,500,583

The following table presents stock option grant date information:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Weighted-average grant date fair value	$0.35	$0.73	$0.37	$0.78
Weighted-average grant date exercise price	$0.53	$0.98	$0.55	$1.05

The following table presents a summary of restricted stock activity:

		Weighted-Average
	Number of	Grant - Date
Nonvested Shares	Shares	Fair Value
Balance of restricted shares at June 30, 2008	100,000	$0.83
Granted	3,054,032	0.51
Forfeited	(62,007)	0.50
Vested	-	-
Balance of restricted shares at December 31, 2008	3,092,025	$0.52

During September 2008, the Company granted 2,221,089 restricted shares to certain employees as part of the Company’s Long Term Incentive Plan (“LTIP”).  During November 2008, the Compensation Committee of the Board of Directors, granted restricted stock under the Company’s LTIP plan to Jerry D. Chase, President and Chief Executive Officer and Reagan Y. Sakai, Chief Financial Officer and Secretary.  Mr. Chase and Mr. Sakai will receive 432,000 and 250,000 shares of restricted stock, respectively. Each restricted shares grant cliff vests on a pro rata basis over 4 years beginning September 1, 2009, subject to continued employment.  The fair value of the restricted shares was based upon the closing trading price of the Company’s shares on the grant date.

On November 19, 2008, the Board of Directors approved a grant to the non-management directors of 150,943 and 981,130, restricted shares and stock options, respectively. The grants cliff vest on November 19, 2009, subject to continued service. The fair value of the restricted shares was based upon the closing trading price of the Company’s shares on the grant date.

During September 2008 and November 2008, the board of directors approved Performance Plans for the fiscal year ended June 30, 2009, which will be paid in vested common shares if minimum revenue, non-GAAP income and management objectives are met. If all of the objectives are met at 100% attainment per the Performance Plan, the Company estimates that it would take a charge to share-based compensation of approximately $600,000 per quarter over the next two fiscal quarters. As of December 31, 2008, the Company estimated it was at approximately 65% attainment per the Performance Plan which would result in an expense to share-based compensation of approximately $380,000 per quarter during the next two fiscal quarters. During the six months ended December 31, 2008, the Company recorded $357,000 to share-based compensation in connection with this Performance Plan.

The following table presents a summary of remaining unrecognized share-based compensation by the vesting condition for the Company’s share-based plans:

	Remaining Unrecognized	Remaining
	Compensation	Years
Vesting Condition	Cost	To Vest
	(In thousands)
Stock Option Awards:
Service based	$1,452
Market and service based	999
Stock option awards	$2,451	2.5

Restricted Stock Awards:
Service based	1,425
Market and service based	62
Restricted stock awards	$1,487	3.5

Performance Plan Awards:
Performance and service based	$760	0.5

The following table presents a summary of share-based compensation by functional line item:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands)
Cost of revenues	$35	$26	$47	$53
Selling, general and administrative	485	132	714	402
Research and development	221	74	303	186
Total share-based compensation	$741	$232	$1,064	$641

Warrants to Purchase Common Stock

During March 2008, the Company distributed warrants to purchase 1,079,615 shares of Lantronix common stock as consideration for settlement of a shareholder lawsuit. The warrants have a contractual life of four years and a strike price of $4.68.

8.      Income Taxes

At July 1, 2008, the Company’s fiscal 2001 through fiscal 2008 tax years remain open to examination by the Federal and state taxing authorities. The Company has net operating losses (“NOLs”) beginning in fiscal 2001 which cause the statute of limitations to remain open for the year in which the NOL was incurred.

The Company utilizes the liability method of accounting for income taxes. The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Effective tax rate	6%	21%	38%	18%

The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

9.           Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands)
Net income (loss)	$(148)	$983	$36	$(670)
Other comprehensive income (loss):
Change in net unrealized gain on investment, net of taxes of $0	-	8	-	7
Reclassification adjustment for net realized gain on sale of investment	-	(96)	-	(97)
Change in translation adjustments, net of taxes of $0	2	29	(94)	100
Total comprehensive income (loss)	$(146)	$924	$(58)	$(660)

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

During 2006, the Company concluded multiple securities lawsuits and litigation with a former executive officer. The Company may have an obligation to continue to indemnify the former executive officer and defend him in the litigation regarding the securities violation with which he has been charged. As of December 31, 2008, the Company had $70,000 of reimbursable legal expenses recorded as a liability on its consolidated balance sheet.  A receivable for the insurance reimbursement has been recorded for the same amount.

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

The following describes our M2M device networking product lines:

•
Device Enablement (DeviceLinx) – We offer an array of embedded and external device enablement solutions that enable integrators and manufacturers of electronic and electro-mechanical products to add network connectivity, manageability and control. Our customers’ products emanate from a wide variety of applications within the M2M market, from blood analyzers that relay critical patient information directly to a hospital’s information system, to simple devices such as time clocks, allowing the user to obtain information from these devices and to improve how they are managed and controlled. We also offer products such as multi-port device servers that enable devices outside the data center to effectively share the costs of the network connection and convert various protocols to industry standard interfaces such as Ethernet and the Internet.

•
Device Management (SecureLinx and ManageLinx) – We offer off-the-shelf appliances such as console servers, digital remote keyboard, video, mouse extenders, and power control products that enable IT professionals to remotely connect, monitor and control network infrastructure equipment, distributed branch office equipment and large groups of servers using highly secure out-of-band management technology. In addition, our ManageLinx solution provides secure remote Internet access to virtually any piece of IP-enabled equipment, including our DeviceLinx products – even behind remote firewalls or virtual private networks.

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

Financial Highlights and Other Information for the Fiscal Quarter Ended December 31, 2008

The following is a summary of the key factors and significant events that impacted our financial performance during the fiscal quarter ended December 31, 2008:

•
Net revenue was $12.9 million for the fiscal quarter ended December 31, 2008, a decrease of $2.4 million or 15.7%, compared to $15.3 million for the fiscal quarter ended December 31, 2007. The decrease was primarily the result of a $1.8 million, or 12.7%, decrease in our device networking product lines and a $588,000, or 52.6%, decrease in our non-core product lines.

•
Gross profit margin was 53.9% for the fiscal quarter ended December 31, 2008 compared to 51.5% for the fiscal quarter ended December 31, 2007. The increase in gross profit margin percent was primarily attributable to lower inventory reserve costs and lower personnel costs as a result of our restructuring activities.

•
Loss from operations was $67,000 for the fiscal quarter ended December 31, 2008 compared to income from operations of $756,000 for the fiscal quarter ended December 31, 2007. Loss from operations for the fiscal quarter ended December 31, 2008 included a restructuring charge of $128,000.

•
Net loss was $148,000, or $0.00 per basic and diluted share, for the fiscal quarter ended December 31, 2008 compared to net income of $983,000, or $0.02 per basic and diluted share, for the fiscal quarter ended December 31, 2007.

•	Cash and cash equivalents were $9.2 million as of December 31, 2008, an increase of $1.7 million, compared to $7.4 million as of June 30, 2008.

•
Net accounts receivable were $2.1 million as of December 31, 2008, a decrease of $2.0 million, compared to $4.2 million as of June 30, 2008. Annualized days sales outstanding (“DSO”) in receivables were 22 days for the fiscal quarter ended December 31, 2008 compared to 24 days for the fiscal quarter ended June 30, 2008. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

•
Net inventories were $8.1 million as of December 31, 2008 compared to $8.0 million as of June 30, 2008. Annualized inventory turns were 2.9 turns for the fiscal quarter ended December 31, 2008 compared to 3.0 turns for the fiscal quarter ended June 30, 2008.

Critical Accounting Policies and Estimates

                The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, goodwill and purchased intangible assets, restructuring reserves and legal settlement costs. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. There have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended December 31, 2008 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Consolidated Results of Operations

The following table presents the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	46.1%	48.5%	46.6%	49.5%
Gross profit	53.9%	51.5%	53.4%	50.5%
Operating expenses:
Selling, general and administrative	41.2%	34.9%	38.8%	41.0%
Research and development	12.0%	11.5%	11.3%	12.4%
Restructuring charge	1.0%	0.0%	2.7%	0.0%
Amortization of purchased intangible assets	0.1%	0.1%	0.1%	0.1%
Total operating expenses	54.4%	46.5%	52.9%	53.6%
Income (loss) from operations	(0.5%)	4.9%	0.5%	(3.1%)
Interest expense, net	(0.4%)	(0.4%)	(0.3%)	(0.3%)
Other income (expense), net	(0.1%)	0.8%	0.0%	0.5%
Income (loss) before income taxes	(1.1%)	5.3%	0.2%	(2.9%)
Provision (benefit) for income taxes	0.1%	(1.1%)	0.1%	(0.5%)
Net income (loss)	(1.1%)	6.4%	0.1%	(2.4%)

Comparison of the Fiscal Quarters Ended December 31, 2008 and 2007

Net Revenue by Product Line

The following table presents fiscal quarter net revenue by product line:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$10,115	78.5%	$11,285	73.9%	$(1,170)	(10.4%)
Device management	2,241	17.4%	2,875	18.8%	(634)	(22.1%)
Device networking	12,356	95.9%	14,160	92.7%	(1,804)	(12.7%)
Non-core	529	4.1%	1,117	7.3%	(588)	(52.6%)
Net revenue	$12,885	100.0%	$15,277	100.0%	$(2,392)	(15.7%)

The decrease in net revenue for the three months ended December 31, 2008 compared to the fiscal quarter ended December 31, 2007 was the result of a decrease in net revenue across all major product lines and regions.  The decrease in our device enablement product line was due to a decrease in our embedded device enablement products, and more specifically, our WiPort, XPort and MatchPort product families and our external device enablement products, more specifically, our MSS and UDS product families. The decrease in our device management product line was the result of a decrease in our SLC, SLS, SCS product families offset by an increase in our SLB product family. We are no longer investing in the development of our non-core product lines and expect net revenue related to these products to continue to decline in the future as we focus our investment on our device networking product lines.

The following table presents fiscal year-to-date net revenue by product line:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$21,668	80.0%	$21,114	74.5%	$554	2.6%
Device management	4,219	15.6%	4,826	17.0%	(607)	(12.6%)
Device networking	25,887	95.5%	25,940	91.5%	(53)	(0.2%)
Non-core	1,210	4.4%	2,391	8.5%	(1,181)	(49.4%)
Net revenue	$27,097	100.0%	$28,331	100.0%	$(1,234)	(4.4%)

The decrease in net revenue for the six months ended December 31, 2008 compared to the six months ended December 31, 2007 was primarily the result of a decrease in our non-core and device management product lines, offset by an increase in our device enablement product line. The increase in our device enablement product line was primarily due to an increase in our embedded device enablement products, and more specifically, our XPort and MatchPort product families, offset by a decrease in our external device enablement products, more specifically, our MSS and UDS product families.

Net Revenue by Geographic Region

The following table presents fiscal quarter net revenue by geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Americas	$7,544	58.5%	$8,908	58.3%	$(1,364)	(15.3%)
EMEA	3,668	28.5%	4,125	27.0%	(457)	(11.1%)
Asia Pacific	1,673	13.0%	2,244	14.7%	(571)	(25.4%)
Net revenue	$12,885	100.0%	$15,277	100.0%	$(2,392)	(15.7%)

All major geographic regions contributed to the decrease in net revenue for the three months ended December 31, 2008 compared to the fiscal quarter ended December 31, 2007.  The decrease in the Americas region was primarily due to the decrease in our non-core product lines in addition to a decrease in our device enablement product lines, and more specifically, the MatchPort, UDS and MSS product families as well as our device management product lines, and more specifically, the SLC, SLS, SCS product families offset by an increase in our SLB product family. The decrease in our EMEA (“Europe, Middle East and Africa”) region was primarily due to a decrease in our device management product lines, and more specifically, the SLC product family as well as our non-core product lines. The decrease in our Asia Pacific region was due to a decrease in our device enablement product lines, and more specifically, the XPort product family and our device management product lines, and more specifically, the SLC product family.

The following table presents fiscal year-to-date net revenue by geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Americas	$15,972	58.9%	$16,843	59.5%	$(871)	(5.2%)
EMEA	7,480	27.6%	7,510	26.5%	(30)	(0.4%)
Asia Pacific	3,645	13.5%	3,978	14.0%	(333)	(8.4%)
Net revenue	$27,097	100.0%	$28,331	100.0%	$(1,234)	(4.4%)

The decrease in net revenue for the six months ended December 31, 2008 compared to six months ended December 31, 2007 was due to a decrease in our Americas and Asia Pacific regions. The decrease in the Americas region was primarily due to the decrease in our non-core product lines and our device management product lines, and more specifically, the SLS and SCS product families offset by an increase in our SLB product family. The decrease in the Asia Pacific region was primarily due to a decrease in our non-core product lines and our device management product lines, and more specifically, the SLC product family.

Gross Profit

The following table presents fiscal quarter gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$6,943	53.9%	$7,863	51.5%	$(920)	(11.7%)

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

The increase in gross profit margin for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 was primarily attributable to lower inventory reserve costs and lower personnel-related expenses as a result of the restructuring activities.

The following table presents fiscal year-to-date gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$14,467	53.4%	$14,304	50.5%	$163	1.1%

The increase in gross profit margin for the six months ended December 31, 2008 compared to the six months ended December 31, 2007 was primarily attributable to lower inventory reserve costs, lower unfavorable inventory variances and lower personnel-related expenses as a result of the restructuring activities.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

The following table presents fiscal quarter selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,734		$2,922		$(188)	(6.4%)
Professional fees & outside services	534		768		(234)	(30.5%)
Advertising and marketing	712		663		49	7.4%
Facilities	321		389		(68)	(17.5%)
Share-based compensation	485		132		353	267.4%
Depreciation	139		93		46	49.5%
Other	390		364		26	7.1%
Selling, general and administrative	$5,315	41.2%	$5,331	34.9%	$(16)	(0.3%)

In order of significance, the decrease in selling, general and administrative expenses for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 was primarily due to: (i) decreased professional fees and outside services as a result of cost cutting measures and (ii) decreased personnel-related expenses as a result of the restructuring activities; offset by (iii) increased share-based compensation as a result of the new restricted stock grants related to LTIP and Performance Plan.

     The following table presents fiscal year-to-date selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,540		$6,585		$(1,045)	(15.9%)
Professional fees & outside services	1,333		1,476		(143)	(9.7%)
Advertising and marketing	1,268		1,321		(53)	(4.0%)
Facilities	700		772		(72)	(9.3%)
Share-based compensation	714		402		312	77.6%
Depreciation	269		176		93	52.8%
Other	699		878		(179)	(20.4%)
Selling, general and administrative	$10,523	38.8%	$11,610	41.0%	$(1,087)	(9.4%)

In order of significance, the decrease in selling, general and administrative expenses for the six months ended December 31, 2008 compared to the six months ended December 31, 2007 was primarily due to: (i) decreased personnel-related expenses as a result of the restructuring activities and (ii) decreased professional fees and outside services as a result of cost cutting measures; offset by (iii) increased share-based compensation as a result of the new restricted stock grants related to LTIP and Performance Plans.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents fiscal quarter research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$989		$1,333		$(344)	(25.8%)
Facilities	236		216		20	9.3%
Professional fees & outside services	40		53		(13)	(24.5%)
Share-based compensation	221		74		147	198.6%
Depreciation	19		14		5	35.7%
Other	44		68		(24)	(35.3%)
Research and development	$1,549	12.0%	$1,758	11.5%	$(209)	(11.9%)

Research and development expenses for the three months ended December 31, 2008 decreased compared to the three months ended December 31, 2007 mainly due to decreased personnel-related expenses as a result of the restructuring activities; offset by increased share-based compensation as a result of the new restricted stock grants related to LTIP and Performance Plans.

The following table presents fiscal year-to-date research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,044		$2,588		$(544)	(21.0%)
Facilities	484		428		56	13.1%
Professional fees & outside services	88		134		(46)	(34.3%)
Share-based compensation	303		186		117	62.9%
Depreciation	37		26		11	42.3%
Other	96		164		(68)	(41.5%)
Research and development	$3,052	11.3%	$3,526	12.4%	$(474)	(13.4%)

Research and development expenses for the six months ended December 31, 2008 decreased compared to the six months ended December 31, 2007 primarily due to decreased personnel-related expenses as a result of the restructuring activities; offset by increased share-based compensation as a result of the new restricted stock grants related to LTIP and Performance Plans.

Restructuring Charges

During the fourth fiscal quarter ended June 30, 2008, we implemented a restructuring plan to optimize our organization to better leverage existing customer and partner relationships to drive revenue growth and profitability. As part of the restructuring plan, 10 employees from the senior-level ranks of the sales, marketing, operations and engineering groups were terminated. During the first fiscal quarter ended September 30, 2008, we implemented a second restructuring plan. As part of the second restructuring plan, an additional 29 employees from all ranks and across all functional groups of the Company were terminated. During the second fiscal quarter ended December 31, 2008, we incurred additional restructuring expenses related to settling with a senior-level employee in France and closing the France sales office.

The following table presents fiscal quarter restructuring charges:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Restructuring charge	$128	1.0%	$-	0.0%	$128	0.0%

The following table presents fiscal year-to-date restructuring charges:

	Six Months Ended December 31,
					Change
		% of Net		% of Net
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Restructuring charge	$721	2.7%	$-	0.0%	$721	0.0%

Provision for Income Taxes

At July 1, 2008, our fiscal 2001 through fiscal 2008 tax years remain open to examination by the Federal and state taxing authorities.  We have net operating losses (“NOLs”) beginning in fiscal 2001 which cause the statute of limitations to remain open for the year in which the NOL was incurred.

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Effective tax rate	6%	21%	38%	18%

We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our domestic net deferred tax assets for the fiscal quarters ended December 31, 2008 and 2007.

Liquidity and Capital Resources

The following table presents details of our working capital and cash:

	December 31,	June 30,	Increase
	2008	2008	(Decrease)
	(In thousands)
Working capital	$7,859	$5,686	$2,173
Cash and cash equivalents	$9,151	$7,434	$1,717

In order of significance, our working capital as of December 31, 2008 increased compared to June 30, 2008 primarily due to: (i) an increase in cash and decrease in accounts payable as a result of the proceeds from the term loan and (ii) a decrease in accrued payroll as a result of the timing of pay periods compared to the prior year, offset by (iii) a decrease in accounts receivable as a result of lower shipments compared to the quarter ended June 30, 2008 and (iv) an increase in short term debt as a result of the new term loan. Our cash balance increased compared to the quarter ended June 30, 2008 as a result of our cash management activities, which included the timing of cash payments to our vendors and the timing of cash receipts from our customers.

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

In August 2008, we entered into an amendment to our Line of Credit, which provides for a three-year $2.0 million Term Loan and a two-year $3.0 million Revolving Credit Facility. The Term Loan was funded on August 26, 2008 and is payable in 36 equal installments of principal and monthly accrued interest. There are no borrowings outstanding on the Revolving Credit Facility as of the fiscal quarter end.

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

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease and security deposits:

	December 31,	June 30,
	2008	2008
	(In thousands)
Available borrowing capacity	$902	$3,163
Outstanding letters of credit	$732	$732

As of December 31, 2008 and June 30, 2008, approximately $727,000 and $801,000, respectively, of our cash was held in foreign subsidiary bank accounts.  Such cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations is subject to approval by the foreign subsidiary’s board of directors.

Cash Flows for the Three and Six Months Ended

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands)
Net cash provided by (used in):
Net income (loss)	$(148)	$983	$36	$(670)
Non-cash operating expenses, net	1,185	468	2,273	1,200
Changes in operating assets and liabilities:	-	-
Accounts receivable	784	(1,286)	2,057	148
Inventories	(123)	328	(190)	704
Contract manufacturers' receivable	(387)	250	(456)	269
Prepaid expenses and other current assets	(10)	59	(121)	135
Other assets	30	(16)	10	(17)
Accounts payable	98	108	(1,222)	(2,272)
Accrued payroll and related expenses	(93)	130	(901)	333
Warranty reserve	(83)	(31)	(76)	(104)
Restructuring reserve	(709)	-	(1,391)	-
Other liabilities	764	(872)	488	(195)
Net cash provided by (used in) operating activities	1,308	121	507	(469)
Net cash used in investing activities	(140)	(22)	(354)	(148)
Net cash (used in) provided by financing activities	(249)	2	1,687	151
Effect of foreign exchange rate changes on cash	15	34	(123)	108
Increase (decrease) in cash and cash equivalents	$934	$135	$1,717	$(358)

Cash Flows for the Three Months Ended

Operating activities provided cash during the three months ended December 31, 2008. This was the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss. Significant non-cash items included share-based compensation, depreciation and a restructuring charge. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) a decrease in accounts receivable due to the timing of collections and linearity of sales and (ii) an increase in other liabilities mainly due to an increase in customer pre-payments; offset by (iii) payments made against the restructuring reserve and (iv) and increase in contract manufactures’ receivable due to the timing of collections and linearity of shipments.

Operating activities provided cash during the three months ended December 31, 2007. This was the result of net income and, non-cash operating expenses, which was offset by cash used in operating assets and liabilities. The non-cash items that had a significant impact on net income included share-based compensation, depreciation, provisions for inventories and a gain on the sale of marketable securities. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) an increase in net accounts receivable due to the timing of collections and linearity of sales, and (ii) an increase in other liabilities as a result of an increase in customer prepayments; offset by (iii) a decrease in inventory and contract manufactures’ receivable.

Investing activities used cash during the three months ended December 31, 2008. This was due to the purchase of property and equipment.

Investing activities used cash during the three months ended December 31, 2007. This was due to the purchase of property and equipment, which was offset by proceeds from the sale of marketable securities.

Financing activities used cash during the three months ended December 31, 2008. This was due to payments on capital lease obligations and the term loan.

Financing activities provided cash during the three months ended December 31, 2007. This was due to proceeds from the sale of common shares through employee stock option exercises, which was offset by payments on capital lease obligations.

Cash flows for the Six Months Ended

Operating activities provided cash during the six months ended December 31, 2008. This was the result of net income and non-cash operating expenses offset by cash used in operating assets and liabilities. Significant non-cash items included share-based compensation, a restructuring charge and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) payments made against the restructuring reserve and (ii) a decrease in accounts payable due to the pay down of vendors with the proceeds from the term loan, (iii) a decrease in accrued payroll as a result of the timing of payroll cycles at quarter end, and (iv) and increase in contract manufactures’ receivable due to the timing of collections and linearity of shipments; offset by (v) a decrease in accounts receivable due to the timing of collections and linearity of sales and (vi) an increase in other liabilities as a result of an increase in customer prepayments.

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

Investing activities used cash during the six months ended December 31, 2008.  This was due to the purchase of property and equipment.

Investing activities used cash during the six months ended December 31, 2007.  This was due to the purchase of property and equipment, which was offset by proceeds from the sale of marketable securities.

Financing activities provided cash during the six months ended December 31, 2008. This was due to proceeds from the new term loan and sale of common shares through the 2000 Employee Stock Purchase Plan (the “ESPP”) offset by payments on capital lease obligations and the term loan.

Financing activities provided cash during the six months ended December 31, 2007. This was due to proceeds from the sale of common shares through the 2000 Employee Stock Purchase Plan (the “ESPP”) offset by payments on capital lease obligations.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2008.

Item 3.       Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal quarter. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business, financial condition and results of operations may be adversely impacted by the recent worldwide financial crisis.

              Recently general worldwide economic conditions have experienced a downturn due to the credit conditions impacted by the sub-prime mortgage turmoil and other factors, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the markets in which we operate, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. During challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could harm our results of operations.

Our common stock may be delisted, which could significantly harm our business.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “LTRX.” We currently are not in compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq Capital Market; however, we have until June 26, 2009, to regain compliance. If our common stock is delisted from The Nasdaq Capital Market, some or all of the following might be impacted, harming our investors:

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

The following table presents sales to our significant customers as a percentage of net revenue:

	Six Months Ended December 31,
	2008	2007
Top five customers (1)	36.4%	37.1%
Ingram Micro	13.2%	8.2%
Tech Data	6.8%	13.8%

(1) Includes Ingram Micro and Tech Data

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

Our future success depends in large part on our ability to continue to enhance existing products, lower product cost and develop new products that maintain technological competitiveness and meet government and industry standards. The demand for network-enabled products is relatively new and can change as a result of innovations, new technologies or new government and industry standards. For example, a directive in the European Union banned the use of lead and other heavy metals in electrical and electronic equipment after July 1, 2006. As a result, in advance of this deadline, some of our customers selling products in Europe demanded product from component manufacturers that did not contain these banned substances. Any failure by us to develop and introduce new products or enhancements in response to new government and industry standards could harm our business, financial condition or results of operations. These requirements might or might not be compatible with our current or future product offerings. We might not be successful in modifying our products and services to address these requirements and standards. For example, our competitors might develop competing technologies based on Internet Protocols, Ethernet Protocols or other protocols that might have advantages over our products. If this were to happen, our net revenues might not grow at the rate we anticipate, or could decline.

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

The following table presents our sales within geographic regions:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2008	Revenue	2007	Revenue	$	%
	(In thousands, except percentages)
Americas	$15,972	58.9%	$16,843	59.5%	$(871)	(5.2%)
EMEA	7,480	27.6%	7,510	26.5%	(30)	(0.4%)
Asia Pacific	3,645	13.5%	3,978	14.0%	(333)	(8.4%)
Net revenue	$27,097	100.0%	$28,331	100.0%	$(1,234)	(4.4%)

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

We hold a portion of our cash balance in foreign currencies (particularly euros), and as such are exposed to adverse changes in exchange rates associated with foreign currency fluctuations. However, we do not currently engage in any hedging transactions to mitigate these risks. Although from time to time we review our foreign currency exposure and evaluate whether we should enter into hedging transactions, we may not adequately hedge against any future volatility in currency exchange rates and, if we engage in hedging transactions, the transactions will be based on forecasts which later may prove to be inaccurate. Any failure to hedge successfully or anticipate currency risks properly could adversely affect our operating results.

If we are unable to sell our inventory in a timely manner it could become obsolete, which could require us to increase our reserves and harm our operating results.

At any time, competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete.

The following table presents our reserve for excess and obsolete inventory:

	December 31,	June 30,
	2008	2008
	(In thousands)
Finished goods	$6,446	$5,707
Raw materials	1,875	1,836
Inventory at distributors	1,742	2,008
Large scale integration chips *	398	809
Inventories, gross	10,461	10,360
Reserve for excess and obsolete inventory	(2,334)	(2,322)
Inventories, net	$8,127	$8,038

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on November 19, 2008. At the meeting, our stockholders voted on the following proposals and cast their votes as follows:

Proposal 1:  To elect the following seven directors to serve until the 2009 Annual Meeting of Stockholders and until their successors are duly elected and qualified:

Nominee	For	Against
Curtis Brown	48,223,897	6,561,579
Bernhard Bruscha	47,614,728	7,170,748
Jerry D. Chase	54,576,880	208,596
Larry Sanders	33,608,363	21,177,113
Howard T. Slayen	53,922,063	863,413
Lewis Solomon	53,892,521	892,955
Thomas M. Wittenschlaeger	54,534,896	250,580

Proposal 2:  To ratify the appointment of McGladrey & Pullen, LLP as our independent registered public accountants for the fiscal year ending June 30, 2009:

Nominee	For	Against	Abstain
McGladrey & Pullen, LLP	54,356,048	103,890	325,538

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit
Number	Description of Document

10.1	Amendment to Letter Agreement effective as of December 26, 2008 between Registrant and Jerry D. Chase.
10.2	Amended and Restated Severance Agreement effective as of December 29, 2008 between Registrant and Reagan Y. Sakai.
10.3	Second Amendment to Letter Agreement effective as of February 12, 2009 between Registrant and Jerry D. Chase.
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

Date: February 13, 2009	LANTRONIX, INC.
(Registrant)

By: /s/ Jerry D. Chase
Jerry D. Chase
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Reagan Y. Sakai
Reagan Y. Sakai
Chief Financial Officer and Secretary
(Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description of Document

10.1	Amendment to Letter Agreement effective as of December 26, 2008 between Registrant and Jerry D. Chase.
10.2	Amended and Restated Severance Agreement effective as of December 29, 2008 between Registrant and Reagan Y. Sakai.
10.3	Second Amendment to Letter Agreement effective as of February 12, 2009 between Registrant and Jerry D. Chase.
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