Form 10-Q
period 2009-03-31
LANTRONIX INC
filed 2009-05-14
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of May 8, 2009, 60,510,526, shares of the Registrant’s common stock were outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2009	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$9,156	$7,434
Accounts receivable, net	1,348	4,166
Inventories, net	7,960	8,038
Contract manufacturers' receivable	517	676
Prepaid expenses and other current assets	813	566
Total current assets	19,794	20,880

Property and equipment, net	2,238	2,271
Goodwill	9,488	9,488
Purchased intangible assets, net	295	382
Other assets	132	144
Total assets	$31,947	$33,165
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,008	$7,684
Accrued payroll and related expenses	1,275	2,203
Warranty reserve	224	342
Restructuring reserve	6	744
Short-term debt	667	-
Other current liabilities	3,992	4,221
Total current liabilities	12,172	15,194
Non-current liabilities:
Long- term liabilities	147	210
Long-term capital lease obligations	368	515
Long-term debt	944	-
Total non-current liabilities	1,459	725
Total liabilities	13,631	15,919

Commitments and contingencies

Stockholders' equity:
Common stock	6	6
Additional paid-in capital	189,073	187,626
Accumulated deficit	(171,134)	(170,907)
Accumulated other comprehensive income	371	521
Total stockholders' equity	18,316	17,246
Total liabilities and stockholders' equity	$31,947	$33,165

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net revenue (1)	$10,655	$14,541	$37,752	$42,872
Cost of revenue	5,086	7,207	17,716	21,234
Gross profit	5,569	7,334	20,036	21,638
Operating expenses:
Selling, general and administrative	4,446	5,982	14,969	17,592
Research and development	1,367	1,707	4,419	5,233
Restructuring (recovery) charge	(23)	-	698	-
Amortization of purchased intangible assets	18	18	54	54
Total operating expenses	5,808	7,707	20,140	22,879
Loss from operations	(239)	(373)	(104)	(1,241)
Interest expense, net	(51)	(39)	(134)	(119)
Other income (expense), net	37	(16)	43	115
Loss before income taxes	(253)	(428)	(195)	(1,245)
Provision (benefit) for income taxes	10	36	32	(111)
Net loss	$(263)	$(464)	$(227)	$(1,134)

Net loss per share (basic and diluted)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted-average shares (basic and diluted)	60,524	60,192	60,467	60,074

(1) Includes net revenue from related party	$244	$196	$804	$698

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(227)	$(1,134)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,359	928
Restructuring charge	698	-
Depreciation	568	406
Provision for inventories	9	362
Amortization of purchased intangible assets	87	76
Gain on sale of investment	-	(104)
Provision for officer loan	-	35
Provision (recovery) of doubtful accounts	54	(16)
Changes in operating assets and liabilities:
Accounts receivable	2,764	594
Inventories	69	2,540
Contract manufacturers' receivable	159	(51)
Prepaid expenses and other current assets	(350)	(139)
Other assets	10	11
Accounts payable	(1,671)	(3,543)
Accrued payroll and related expenses	(880)	(104)
Warranty reserve	(118)	(104)
Restructuring reserve	(1,388)	-
Other liabilities	(129)	(141)
Net cash provided by (used in) operating activities	1,014	(384)

Investing activities
Purchases of property and equipment, net	(495)	(383)
Proceeds from the sale of investments	-	104
Net cash used in investing activities	(495)	(279)

Financing activities
Proceeds from term loan	2,000	-
Payment of term loan	(389)	-
Net proceeds from issuances of common stock	88	326
Payment of capital lease obligations	(252)	(148)
Net cash provided by financing activities	1,447	178
Effect of foreign exchange rate changes on cash	(244)	200
Increase (decrease) in cash and cash equivalents	1,722	(285)
Cash and cash equivalents at beginning of period	7,434	7,582
Cash and cash equivalents at end of period	$9,156	$7,297

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (the “Company” or “Lantronix”) have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 19, 2008. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2009, and the consolidated results of its operations and cash flows for the three and nine months ended March 31, 2009 and 2008. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

2.            Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(In thousands, except per share data)
Numerator:
Net loss	$(263)	$(464)	$(227)	$(1,134)
Denominator:
Weighted-average shares outstanding	63,481	60,292	63,424	60,174
Less: Unvested common shares outstanding	(2,957)	(100)	(2,957)	(100)
Weighted-average shares (basic and diluted)	60,524	60,192	60,467	60,074

Net loss per shares (basic and diluted)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Common stock equivalents	7,683,962	4,598,715	8,272,282	3,861,280

3.             Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2009	June 30, 2008
	(In thousands)
Finished goods	$5,511	$5,707
Raw materials	1,347	1,836
Inventory at distributors	1,539	2,008
Large scale integration chips *	1,373	809
Inventories, gross	9,770	10,360
Reserve for excess and obsolete inventory	(1,810)	(2,322)
Inventories, net	$7,960	$8,038

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

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

	Nine Months Ended March 31, 2009	Year Ended June 30, 2008
	(In thousands)
Beginning balance	$342	$446
Charged to cost of revenues	74	219
Usage	(192)	(323)
Ending balance	$224	$342

5.             Restructuring Reserve

During the fourth fiscal quarter ended June 30, 2008, the Company implemented a restructuring plan to optimize its organization to better leverage existing customer and partner relationships to drive revenue growth and profitability. As part of the restructuring plan, 10 employees from the senior-level ranks of the sales, marketing, operations and engineering groups were terminated.  During the first fiscal quarter ended September 30, 2008, the Company implemented a second restructuring plan. As part of the second restructuring plan, an additional 29 employees from all ranks and across all functional groups of the Company were terminated.  During the second fiscal quarter ended December 31, 2008, the Company incurred additional restructuring expenses related to settling with a senior-level employee in France and closing the France sales office.

The following table presents a summary of the activity in the Company’s restructuring reserve:

	Facilities Termination Costs	Severance Related Costs	Total Restructuring Costs
	(In thousands)
Restructuring reserve at June 30, 2008	$-	$744	$744
Restructuring charge	46	652	698
Cash payments	(46)	(1,390)	(1,436)
Restructuring reserve at March 31, 2009	$-	$6	$6

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

7.            Stockholders’ Equity

Share-Based Compensation

The Company has one active share-based plan under which non-qualified and incentive stock options have been granted to employees, non-employees and its board of directors. In addition, the Company has granted restricted stock awards to employees and its board of directors under this share-based plan. The board of directors determines eligibility, vesting schedules and exercise prices for options and restricted stock awards granted under the plans. The Company issues new shares to satisfy stock option exercises, restricted stock grants, and stock purchases under its share-based plans.

The following table presents a summary of option activity under all of the Company’s stock option plans:

Number of Shares
Balance of options outstanding at June 30, 2008	8,516,552
Options granted	1,303,730
Options forfeited	(879,186)
Options expired	(1,367,395)
Options exercised	(12,650)
Balance of options outstanding at March 31, 2009	7,561,051

The following table presents stock option grant date information:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Weighted-average grant date fair value	$0.39	$0.57	$0.37	$0.58
Weighted-average grant date exercise price	$0.56	$0.82	$0.55	$0.84

The following table presents a summary of restricted stock activity:

Nonvested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance of restricted shares at June 30, 2008	100,000	$0.83
Granted	3,054,032	0.51
Forfeited	(167,010)	0.50
Vested	(30,000)	0.83
Balance of restricted shares at March 31, 2009	2,957,022	$0.52

During September 2008, the Company granted 2,221,089 restricted shares to certain employees as part of the Company’s Long Term Incentive Plan (“LTIP”). During November 2008, the Compensation Committee of the Board of Directors, granted restricted stock under the Company’s LTIP plan to Jerry D. Chase, President and Chief Executive Officer and Reagan Y. Sakai, Chief Financial Officer and Secretary. Mr. Chase and Mr. Sakai will receive 432,000 and 250,000 shares of restricted stock, respectively. Each grant cliff vests on a pro rata basis over 4 years beginning September 1, 2009, subject to continued employment. The fair value of the restricted shares was based upon the closing trading price of the Company’s shares on the grant date.

On November 19, 2008, the Board of Directors approved a grant to the non-management directors of 150,943 and 981,130, restricted shares and stock options, respectively. The grants cliff vest on November 19, 2009, subject to continued service. The fair value of the restricted shares was based upon the closing trading price of the Company’s shares on the grant date.

During September 2008 and November 2008, the board of directors approved Performance Plans for the fiscal year ended June 30, 2009, which will be paid in vested common shares if minimum revenue, non-GAAP income and management objectives are met. As of March 31, 2009, the Company estimated it was at approximately 30% attainment per the Performance Plan which would result in an expense to share-based compensation of approximately $104,000 during the fourth fiscal quarter of 2009. During the nine months ended March 31, 2009, the Company recorded $213,000 to share-based compensation in connection with this Performance Plan.

The following table presents a summary of remaining unrecognized share-based compensation by the vesting condition for the Company’s share-based plans:

Vesting Condition	Remaining Unrecognized Compensation Cost	Remaining Years To Vest
	(In thousands)
Stock Option Awards:
Service based	$1,214
Market and service based	848
Stock option awards	$2,062	2.5
Restricted Stock Awards:
Service based	1,261
Market and service based	55
Restricted stock awards	$1,316	3.2
Performance Plan Awards:
Performance and service based	$104	0.3

The following table presents a summary of share-based compensation by functional line item:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
			(In thousands)
Cost of revenues	$2	$27	$49	$80
Selling, general and administrative	242	186	956	588
Research and development	51	74	354	260
Total share-basd compensation	$295	$287	$1,359	$928

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

The Company utilizes the liability method of accounting for income taxes. The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Effective tax rate	4%	8%	16%	(9%	)

The federal statutory rate was 34% for all periods. The difference between the Company’s effective tax rate and the federal statutory rate resulted primarily from the effect of its domestic losses recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

9.             Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(In thousands)
Net loss	$(263)	$(464)	$(227)	$(1,134)
Other comprehensive income (loss):
Change in net unrealized gain on investment, net of taxes of $0	-	-	-	7
Reclassification adjustment for net realized gain on sale of investment	-	-	-	(97)
Change in translation adjustments, net of taxes of $0	(56)	87	(150)	187
Total comprehensive loss	$(319)	$(377)	$(377)	$(1,037)

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

During 2006, the Company concluded multiple securities lawsuits and litigation with a former executive officer. The Company may have an obligation to continue to indemnify the former executive officer and defend him in the litigation regarding the securities violation with which he has been charged. As of March 31, 2009, the Company had $52,000 of reimbursable legal expenses recorded as a liability on its consolidated balance sheet.  A receivable for the insurance reimbursement has been recorded for the same amount.

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

We have a history of providing devices that enable information technology (“IT”) equipment to network using standard protocols for connectivity, including Ethernet and wireless. Our first device was a terminal server that allowed ASCII terminals to connect to a network. Building on the success of our terminal servers, in 1991 we introduced a complete line of print servers that enabled users to inexpensively share printers over a network. Since then, we have continually refined our core technology and have developed additional innovative networking solutions that expand upon the business of providing our customers network connectivity. With the expansion of networking and the Internet, our technology focus has been increasingly expanded beyond IT equipment, so that our device solutions provide a product manufacturer with the ability to network its products within the industrial, service and commercial markets referred to as machine-to-machine (“M2M”) networking.

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

Financial Highlights and Other Information for the Fiscal Quarter Ended March 31, 2009

The following is a summary of the key factors and significant events that impacted our financial performance during the fiscal quarter ended March 31, 2009:

•
Net revenue was $10.7 million for the fiscal quarter ended March 31, 2009, a decrease of $3.9 million or 26.7%, compared to $14.5 million for the fiscal quarter ended March 31, 2008. The decrease was primarily the result of a $3.3 million, or 24.2%, decrease in our device networking product lines and a $579,000, or 65.2%, decrease in our non-core product lines.

•
Gross profit margin was 52.3% for the fiscal quarter ended March 31, 2009 compared to 50.4% for the fiscal quarter ended March 31, 2008.  The increase in gross profit margin percent was primarily attributable to product mix during the quarter and lower inventory reserve costs.

•	Loss from operations was $239,000 for the fiscal quarter ended March 31, 2009 compared to a loss from operations of $373,000 for the fiscal quarter ended March 31, 2008.

•
Net loss was $263,000, or $0.00 per basic and diluted share, for the fiscal quarter ended March 31, 2009 compared to a net loss of $464,000, or $0.01 per basic and diluted share, for the fiscal quarter ended March 31, 2008.

•	Cash and cash equivalents were $9.2 million as of March 31, 2009, an increase of $1.7 million, compared to $7.4 million as of June 30, 2008.

•
 Net accounts receivable were $1.3 million as of March 31, 2009, a decrease of $2.8 million, compared to $4.2 million as of June 30, 2008. Annualized days sales outstanding (“DSO”) in receivables were 23 days for the fiscal quarter ended March 31, 2009 compared to 24 days for the fiscal quarter ended June 30, 2008. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

•
 Net inventories were $8.0 million as of March 31, 2009 compared to $8.0 million as of June 30, 2008. Annualized inventory turns were 2.5 turns for the fiscal quarter ended March 31, 2009 compared to 3.0 turns for the fiscal quarter ended June 30, 2008.

Critical Accounting Policies and Estimates

                The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, goodwill and purchased intangible assets and restructuring reserves. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. There have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended March 31, 2009 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Consolidated Results of Operations

The following table presents the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2009		2008		2009		2008
Net revenues	100.0%		100.0%		100.0%		100.0%
Cost of revenues	47.7%		49.6%		46.9%		49.5%
Gross profit	52.3%		50.4%		53.1%		50.5%
Operating expenses:
Selling, general and administrative	41.7%		41.1%		39.7%		41.0%
Research and development	12.8%		11.7%		11.7%		12.2%
Restructuring (recovery) charge	(0.2%	)	0.0%		1.8%		0.0%
Amortization of purchased intangible assets	0.2%		0.1%		0.1%		0.1%
Total operating expenses	54.5%		53.0%		53.3%		53.4%
Loss from operations	(2.2%	)	(2.6%	)	(0.3%	)	(2.9%	)
Interest expense, net	(0.5%	)	(0.3%	)	(0.4%	)	(0.3%	)
Other income (expense), net	0.3%		(0.1%	)	0.1%		0.3%
Loss before income taxes	(2.4%	)	(2.9%	)	(0.5%	)	(2.9%	)
Provision (benefit) for income taxes	0.1%		0.2%		0.1%		(0.3%	)
Net loss	(2.5%	)	(3.2%	)	(0.6%	)	(2.6%	)

Comparison of the Fiscal Quarters Ended March 31, 2009 and 2008

Net Revenue by Product Line

The following table presents fiscal quarter net revenue by product line:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$8,737	82.0%	$11,878	81.7%	$(3,141)	(26.4%	)
Device management	1,609	15.1%	1,775	12.2%	(166)	(9.4%	)
Device networking	10,346	97.1%	13,653	93.9%	(3,307)	(24.2%	)
Non-core	309	2.9%	888	6.1%	(579)	(65.2%	)
Net revenue	$10,655	100.0%	$14,541	100.0%	$(3,886)	(26.7%	)

The decrease in net revenue for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was the result of a decrease in net revenue across all major product lines and regions. The decrease in our device enablement product line was due to a decrease in our embedded device enablement products, and more specifically, our WiPort, XPort and Micro product families and our external device enablement products, more specifically, our UDS, EDS and XPress product families offset by an increase in our WiBox product family. The decrease in our device management product line was the result of a decrease in our SLC and SCS product families offset by an increase in our SLB product family. We are no longer investing in the development of our non-core product lines and expect net revenue related to these products to continue to decline in the future as we focus our investment on our device networking product lines.

The following table presents fiscal year-to-date net revenue by product line:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$30,405	80.5%	$32,992	77.0%	$(2,587)	(7.8%	)
Device management	5,828	15.4%	6,601	15.4%	(773)	(11.7%	)
Device networking	36,233	95.9%	39,593	92.4%	(3,360)	(8.5%	)
Non-core	1,519	4.1%	3,279	7.6%	(1,760)	(53.7%	)
Net revenue	$37,752	100.0%	$42,872	100.0%	$(5,120)	(11.9%	)

The decrease in net revenue for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 was the result of a decrease in net revenue across all major product lines and regions. The decrease in our device enablement product line was due to a decrease in our embedded device enablement products, and more specifically, our WiPort, ASIC and Micro product families and our external device enablement products, more specifically, our UDS, EDS, MSS and XPress product families offset by an increase in our WiBox product family. The decrease in our device management product line was the result of a decrease in our SLC and SCS product families offset by an increase in our SLB product family. We are no longer investing in the development of our non-core product lines and expect net revenue related to these products to continue to decline in the future as we focus our investment on our device networking product lines.

Net Revenue by Geographic Region

The following table presents fiscal quarter net revenue by geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Americas	$5,715	53.6%	$8,294	57.0%	$(2,579)	(31.1%	)
EMEA	3,200	30.0%	4,204	28.9%	(1,004)	(23.9%	)
Asia Pacific	1,740	16.4%	2,043	14.1%	(303)	(14.8%	)
Net revenue	$10,655	100.0%	$14,541	100.0%	$(3,886)	(26.7%	)

All major geographic regions contributed to the decrease in net revenue for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease in the Americas region was primarily due to the decrease in our device enablement product lines, and more specifically, the Micro, ASIC, XPort, UDS, EDS, XPress and MSS product families offset by an increase in our WiBox product family, as well a decrease in our non-core product lines. The decrease in our EMEA (“Europe, Middle East and Africa”) region was primarily due to a decrease in our device enablement product lines, and more specifically, the ASIC, XPort, WiPort and UDS product families. The decrease in our Asia Pacific region was due to a decrease in our non-core product lines and our device management product lines, and more specifically, the SLC product family.

The following table presents fiscal year-to-date net revenue by geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Americas	$21,687	57.4%	$25,137	58.6%	$(3,450)	(13.7%	)
EMEA	10,680	28.3%	11,714	27.3%	(1,034)	(8.8%	)
Asia Pacific	5,385	14.3%	6,021	14.1%	(636)	(10.6%	)
Net revenue	$37,752	100.0%	$42,872	100.0%	$(5,120)	(11.9%	)

All major geographic regions contributed to the decrease in net revenue for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008. The decrease in the Americas region was primarily due to the decrease in our non-core product lines in addition to a decrease in our device enablement product lines, and more specifically, the Micro, ASIC, UDS, EDS, MSS and XPress product families offset by an increase in our WiBox product family, as well as our device management product lines, and more specifically, the SLC and SCS product families offset by an increase in our SLB product family. The decrease in our EMEA region was primarily due to a decrease in our non-core product lines and our device enablement product lines, and more specifically, the ASIC, WiPort and UDS product families offset by an increase in our MatchPort product family. The decrease in our Asia Pacific region was due to a decrease in our non-core product lines and our device management product lines, and more specifically, the SLC product family.

Gross Profit

The following table presents fiscal quarter gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$5,569	52.3%	$7,334	50.4%	$(1,765)	(24.1%	)

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

The increase in gross profit margin for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily attributable to product mix during the quarter and lower inventory reserve costs.

The following table presents fiscal year-to-date gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$20,036	53.1%	$21,638	50.5%	$(1,602)	(7.4%	)

The increase in gross profit margin for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 was primarily attributable to lower inventory reserve costs, lower unfavorable inventory variances and lower personnel-related expenses as a result of the restructuring activities and company-wide furlough program that was taken during the fiscal quarter ended March 31, 2009 in response to the economic downturn.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

The following table presents fiscal quarter selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,420		$3,523		$(1,103)	(31.3%	)
Professional fees & outside services	438		516		(78)	(15.1%	)
Advertising and marketing	522		825		(303)	(36.7%	)
Facilities	327		390		(63)	(16.2%	)
Share-based compensation	242		186		56	30.1%
Depreciation	153		95		58	61.1%
Bad debt expense (recovery)	91		(20)		111	(555.0%	)
Other	253		467		(214)	(45.8%	)
Selling, general and administrative	$4,446	41.7%	$5,982	41.1%	$(1,536)	(25.7%	)

In order of significance, the decrease in selling, general and administrative expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to: (i) decreased personnel-related expenses as a result of the restructuring activities and a company-wide furlough program that was taken during the fiscal quarter ended March 31, 2009 in response to the economic downturn; and (ii) decreased advertising and marketing expenses as a result of more focused spending.

     The following table presents fiscal year-to-date selling, general and administrative expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$7,960		$10,108		$(2,148)	(21.3%	)
Professional fees & outside services	1,771		1,992		(221)	(11.1%	)
Advertising and marketing	1,790		2,146		(356)	(16.6%	)
Facilities	1,027		1,162		(135)	(11.6%	)
Share-based compensation	956		588		368	62.6%
Depreciation	422		271		151	55.7%
Bad Debt expense (recovery)	54		(23)		77	(334.8%	)
Other	989		1,348		(359)	(26.6%	)
Selling, general and administrative	$14,969	39.7%	$17,592	41.0%	$(2,623)	(14.9%	)

In order of significance, the decrease in selling, general and administrative expenses for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 was primarily due to: (i) decreased personnel-related expenses as a result of the restructuring activities and a company-wide furlough program that was taken during the fiscal quarter ended March 31, 2009 in response to the economic downturn;   (ii) decreased advertising and marketing expenses as a result of more focused spending and (iii) decreased professional fees & outside services due to cost cutting measures; offset by (iv) increased share-based compensation as a result of the new restricted stock grants related to LTIP and Performance Plans.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents fiscal quarter research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$910		$1,264		$(354)	(28.0%	)
Facilities	222		223		(1)	(0.4%	)
Professional fees & outside services	74		53		21	39.6%
Share-based compensation	51		74		(23)	(31.1%	)
Depreciation	17		14		3	21.4%
Other	93		79		14	17.7%
Research and development	$1,367	12.8%	$1,707	11.7%	$(340)	(19.9%	)

Research and development expenses for the three months ended March 31, 2009 decreased compared to the three months ended March 31, 2008 mainly due to decreased personnel-related expenses as a result of the restructuring activities  and a company-wide furlough program that was taken during the fiscal quarter ended March 31, 2009 in response to the economic downturn.

The following table presents fiscal year-to-date research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,954		$3,852		$(898)	(23.3%	)
Facilities	706		651		55	8.4%
Professional fees & outside services	162		187		(25)	(13.4%	)
Share-based compensation	354		260		94	36.2%
Depreciation	54		40		14	35.0%
Other	189		243		(54)	(22.2%	)
Research and development	$4,419	11.7%	$5,233	12.2%	$(814)	(15.6%	)

Research and development expenses for the nine months ended March 31, 2009 decreased compared to the nine months ended March 31, 2008 primarily due to decreased personnel-related expenses as a result of the restructuring activities and a company-wide furlough program that was taken during the fiscal quarter ended March 31, 2009 in response to the economic downturn; offset by increased share-based compensation as a result of the new restricted stock grants related to LTIP and Performance Plans.

Restructuring Charges

During the fourth fiscal quarter ended June 30, 2008, we implemented a restructuring plan to optimize our organization to better leverage existing customer and partner relationships to drive revenue growth and profitability. As part of the restructuring plan, 10 employees from the senior-level ranks of the sales, marketing, operations and engineering groups were terminated. During the first fiscal quarter ended September 30, 2008, we implemented a second restructuring plan. As part of the second restructuring plan, an additional 29 employees from all ranks and across all functional groups of the Company were terminated. During the second fiscal quarter ended December 31, 2008, we incurred additional restructuring expenses related to settling with a senior-level employee in France and closing the France sales office. During the third fiscal quarter ended March 31, 2009, we recognized a restructuring recovery of $23,000 for unused termination benefits and estimated payroll taxes.

The following table presents fiscal quarter restructuring charges:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Restructuring recovery	$(23)	-0.2%	$-	0.0%	$(23)	0.0%

The following table presents fiscal year-to-date restructuring charges:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Restructuring recovery	$698	1.8%	$-	0.0%	$698	0.0%

Provision for Income Taxes

At July 1, 2008, our fiscal 2001 through fiscal 2008 tax years remain open to examination by the Federal and state taxing authorities.  We have net operating losses (“NOLs”) beginning in fiscal 2001 which cause the statute of limitations to remain open for the year in which the NOL was incurred.

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Effective tax rate	4%	8%	16%	(9%	)

We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our domestic net deferred tax assets for the fiscal quarters ended March 31, 2009 and 2008.

Liquidity and Capital Resources

The following table presents details of our working capital and cash:

	March 31, 2009	June 30, 2008	Increase (Decerase)
	(In thousands)
Working capital	$7,622	$5,686	$1,936
Cash and cash equivalents	$9,156	$7,434	$1,722

In order of significance, our working capital as of March 31, 2009 increased compared to June 30, 2008 primarily due to: (i) an increase in cash and decrease in accounts payable as a result of the proceeds from a term loan and (ii) a decrease in accrued payroll as a result of the timing of pay periods compared to the prior year, offset by (iii) a decrease in accounts receivable as a result of lower shipments compared to the quarter ended June 30, 2008 and (iv) an increase in short term debt as a result of the term loan. Our cash balance increased compared to the quarter ended June 30, 2008 as a result of our cash management activities, which included the timing of cash payments to our vendors and the timing of cash receipts from our customers.

We believe that our existing cash and cash equivalents and funds available from our line of credit will be adequate to meet our anticipated cash needs through at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenue, research and development, expenses associated with any strategic partnerships or acquisitions and infrastructure investments, and expenses related to litigation, which could affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to raise capital by borrowing additional funds through bank loans, the selling of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

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

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease and security deposits:

	March 31, 2009	June 30, 2008
	(In thousands)
Available borrowing capacity	$49	$3,163
Outstanding letters of credit	$1,123	732

As of March 31, 2009 and June 30, 2008, approximately $715,000 and $801,000, respectively, of our cash was held in foreign subsidiary bank accounts.  Such cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations is subject to approval by the foreign subsidiary’s board of directors.

Cash Flows for the Three and Nine Months Ended

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
		(In thousands)
Net cash provided by (used in):
Net loss	$(263)	$(464)	$(227)	$(1,134)
Non-cash operating expenses, net	502	487	2,775	1,687
Changes in operating assets and liabilities:	-	-
Accounts receivable	707	446	2,764	594
Inventories	259	1,836	69	2,540
Contract manufacturers' receivable	615	(320)	159	(51)
Prepaid expenses and other current assets	(229)	(274)	(350)	(139)
Other assets	-	28	10	11
Accounts payable	(449)	(1,271)	(1,671)	(3,543)
Accrued payroll and related expenses	21	(437)	(880)	(104)
Warranty reserve	(42)	-	(118)	(104)
Restructuring reserve	3	-	(1,388)	-
Other liabilities	(617)	54	(129)	(141)
Net cash provided by (used in) operating activities	507	85	1,014	(384)
Net cash used in investing activities	(141)	(131)	(495)	(279)
Net cash (used in) provided by financing activities	(240)	27	1,447	178
Effect of foreign exchange rate changes on cash	(121)	92	(244)	200
Increase (decrease) in cash and cash equivalents	$5	$73	$1,722	$(285)

Cash Flows for the Three Months Ended

Operating activities provided cash during the three months ended March 31, 2009. This was the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) a decrease in accounts receivable due to the timing of collections and linearity of sales and (ii) a decrease in contract manufactures’ receivable due to the timing of collections and linearity of shipments and (iii) a decrease in inventories due to the timing of shipments and receipts; offset by (iv) a decrease in other liabilities mainly due to a decrease in customer prepayments and (v) a decrease in accounts payable.

Operating activities provided cash during the three months ended March 31, 2008. This was the result of non-cash operating expenses and cash provided by operating assets and liabilities, offset by a net loss. The non-cash items that had a significant impact on the net loss included share-based compensation, depreciation and provisions for inventories.  In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) a decrease in inventories due to the timing of shipments and receipts, and (ii) a decrease in accounts receivable due to the timing of collections and linearity of sales; offset by (iii) a decrease in accounts payable due to the timing of payments.

Investing activities used cash during the three months ended March 31, 2009 and 2008 due to the purchase of property and equipment.

Financing activities used cash during the three months ended March 31, 2009 due to payments on capital lease obligations and the term loan.

Financing activities provided cash during the three months ended March 31, 2008 due to proceeds from the sale of common shares through employee stock option exercises, which was offset by repayments on capital lease obligations.

Cash flows for the Nine Months Ended

Operating activities provided cash during the nine months ended March 31, 2009. This was the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss.  Significant non-cash items included share-based compensation, a restructuring charge and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) a decrease in accounts receivable due to the timing of collections and linearity of sales; offset by (ii) a decrease in accounts payable due to the pay down of vendors with the proceeds from the term loan (iii) payments made against the restructuring reserve and  (iv) a decrease in accrued payroll as a result of the timing of payroll cycles at quarter end.

Operating activities used cash during the nine months ended March 31, 2008. This was the result of a net loss, and cash used by operating assets and liabilities, which was offset by non-cash operating expenses. The non-cash items that had a significant impact on the net loss included share-based compensation, depreciation, provisions for inventories and a gain on the sale of marketable securities. In order of significance, the changes in operating assets and liabilities which had a significant impact on the cash used in operating activities included (i) a decrease in accounts payable due to the timing of payments; offset by (ii) a decrease in inventories due to the timing of shipments and (iii) an decrease in accounts receivable due to the timing of shipment and collections.

Investing activities used cash during the nine months ended March 31, 2009.  This was due to the purchase of property and equipment.

Investing activities used cash during the nine months ended March 31, 2008.  This was due to the purchase of property and equipment, which was offset by proceeds from the sale of marketable securities.

Financing activities provided cash during the nine months ended March 31, 2009. This was due to proceeds from the new term loan and sale of common shares through the 2000 Employee Stock Purchase Plan (the “ESPP”) offset by payments on capital lease obligations and the term loan.

Financing activities provided cash during the nine months ended March 31, 2008. This was due to proceeds from the sale of common shares through the 2000 Employee Stock Purchase Plan (the “ESPP”) offset by payments on capital lease obligations.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2009.

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

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced, and expect to continue to experience, significant fluctuations in net revenues, expenses and operating results from quarter to quarter. We, therefore, believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. A high percentage of our operating expenses are relatively fixed and are based on our expectations of future net revenue. If we were to experience a reduction in revenue in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that fiscal quarter would be harmed. If our operating results in future fiscal quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

•	changes in business and economic conditions, including a downturn in the overall economy;

•	changes in the mix of net revenue attributable to higher-margin and lower-margin products;

•	customers’ decisions to defer or accelerate orders;

•	variations in the size or timing of orders for our products;

•	changes in demand for our products;

•	fluctuations in exchange rates;

•	defects and other product quality problems;

•	loss or gain of significant customers;

•	short-term fluctuations in the cost or availability of our critical components;

•	announcements or introductions of new products by our competitors;

•	effects of terrorist attacks in the U.S. and abroad; and

•	changes in demand for devices that incorporate our products.

Our business, financial condition and results of operations may be adversely impacted by the recent worldwide financial crisis.

              Recently, general worldwide economic conditions have experienced a downturn due to the credit conditions impacted by the sub-prime mortgage turmoil and other factors, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the markets in which we operate, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. During challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could harm our results of operations.

Our common stock may be delisted, which could significantly harm our business.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “LTRX.” We currently are not in compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq Capital Market; however, we have until September 26, 2009, to regain compliance. If our common stock is delisted from The Nasdaq Capital Market, some or all of the following might be impacted, harming our investors:

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

The following table presents sales to our significant customers as a percentage of net revenue:

	Nine Months Ended March 31,
	2009	2008
Top five customers (1)	37.7%	38.0%
Ingram Micro	12.3%	8.4%
Tech Data	7.5%	13.3%

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

Our future success also depends on our ability to attract new customers, which often involves an extended selling process. The sale of our products often involves a significant technical evaluation, and we often face delays because of our customers’ internal procedures for evaluating and deploying new technologies. For these and other reasons, the sales cycle associated with our products is typically lengthy, often lasting six to nine months and sometimes longer. Therefore, if we were to lose a major customer, we might not be able to replace the customer in a timely manner, or at all. This would cause our net revenue to decrease and could cause our stock price to decline.

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

Delays in deliveries or quality problems with our component suppliers could damage our reputation and could cause our net revenue to decline and harm our results of operations.

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

If we lose the services of any of our contract manufacturers or suppliers, we may not be able to obtain alternate sources in a timely manner, which could harm our customer relations and adversely affect our net revenue and harm our results of operations.

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

Various countries have begun to require companies selling a broad range of electrical equipment to conform to regulations such as the WEEE and RoHS directives and we expect additional countries and locations to adopt similar regulations in the future. New environmental standards such as these could require us to redesign our products in order to comply with the standards, and require the development of compliance administration systems. We have already invested significant resources into developing compliance tracking systems, and further investments may be required. Additionally, we may incur significant costs to redesign our products and to develop compliance administration systems; however alternative designs may have an adverse effect on our gross profit margin. If we cannot develop compliant products timely or properly administer our compliance programs, our revenue may also decline due to lower sales, which would adversely affect our operating results.

If our research and development efforts are not successful, our net revenue could decline and our business could be harmed.

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

We expect the average selling prices of our products to decline and material costs to increase, which could reduce our net revenue, gross margins and profitability.

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

Our products may contain undetected software or hardware errors or defects that could lead to an increase in our costs, reduce our net revenue or damage our reputation.

We currently offer warranties ranging from one or two years on each of our products. Our products could contain undetected errors or defects. If there is a product failure, we might have to replace all affected products without being able to book revenue for replacement units, or we may have to refund the purchase price for the units. We do not have a long history with which to assess the risks of unexpected product failures or defects for our device server product line. Regardless of the amount of testing we undertake, some errors might be discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of net revenue and claims against us. Significant product warranty claims against us could harm our business, reputation and financial results and cause the price of our stock to decline.

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

In addition, a natural disaster could disrupt our manufacturers’ facilities and could inhibit our manufacturers’ ability to provide us with manufacturing capacity in a timely manner or at all. If this were to occur, we likely would be unable to fill customers’ existing orders or accept new orders for our products. The resulting decline in net revenue would harm our business. We also are responsible for forecasting the demand for our individual products. These forecasts are used by our contract manufacturers to procure raw materials and manufacture our finished goods. If we forecast demand too high, we may invest too much cash in inventory, and we may be forced to take a write-down of our inventory balance, which would reduce our earnings. If our forecast is too low for one or more products, we may be required to pay charges that would increase our cost of revenue or we may be unable to fulfill customer orders, thus reducing net revenue and therefore earnings.

Our international activities are subject to uncertainties, which include international economic, regulatory, political and other risks that could harm our business, financial condition or results of operations.

The following table presents our sales within geographic regions:

	Nine Months Ended March 31,
		$ of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Americas	$21,687	57.4%	$25,137	58.6%	$(3,450)	(13.7%)
EMEA	10,680	28.3%	11,714	27.3%	(1,034)	(8.8%)
Asia Pacific	5,385	14.3%	6,021	14.1%	(636)	(10.6%)
Net revenue	$37,752	100.0%	$42,872	100.0%	$(5,120)	(11.9%)

We expect that international revenue will continue to represent a significant portion of our net revenue in the foreseeable future. Doing business internationally involves greater expense and many risks. For example, because the products we sell abroad and the products and services we buy abroad may be priced in foreign currencies, we could be affected by fluctuating exchange rates. In the past, we have lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we use contract manufacturers based in Asia to manufacture substantially all of our products. International revenue and operations are subject to numerous risks, including:

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

The following table presents the components of our inventory, including the reserve for excess and obsolete inventory:

	March 31, 2009	June 30, 2008
	(In thousands)
Finished goods	$5,511	$5,707
Raw materials	1,347	1,836
Inventory at distributors	1,539	2,008
Large scale integration chips *	1,373	809
Inventories, gross	9,770	10,360
Reserve for excess and obsolete inventory	(1,810)	(2,322)
Inventories, net	$7,960	$8,038

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

New product introductions and pricing strategies by our competitors could reduce our market share or cause us to reduce the prices of our products, which would reduce our net revenue and gross margins.

The market for our products is intensely competitive, subject to rapid change and is significantly affected by new product introductions and pricing strategies of our competitors. We face competition primarily from companies that network-enable devices, semiconductor companies, companies in the automation industry and companies with significant networking expertise and research and development resources. Our competitors might offer new products with features or functionality that are equal to or better than our products. In addition, since we work with open standards, our customers could develop products based on our technology that compete with our offerings. We might not have sufficient engineering staff or other required resources to modify our products to match our competitors. Similarly, competitive pressure could force us to reduce the price of our products. In each case, we could lose new and existing customers to our competition. If this were to occur, our net revenue could decline and our business could be harmed.

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

On November 19, 2008 the Company’s Board of Directors approved amending Article 2.5 of the Company’s Bylaws to make certain changes to its Advance Notice Bylaw Provisions. An expanded, the advance notice provision (i) explicitly requires advance notice of stockholder business and director nominations; (ii) includes reasonable notice deadlines; (iii) requires full disclosure of all ownership, derivative and voting interests, hedges and economic incentives by the stockholder proponent and any director nominee and associated persons; (iv) clarifies that advance notice provisions do not apply only to Rule 14a-8 proposals sought to be included in the company’s proxy statement; and (v) synchronizes director nomination provisions for special meetings with those for annual meetings. The explicit requirement for advance notice of director nominations in Section 2.5 of the Bylaws was also amended to add the phrase “only persons who are nominated in accordance with the procedures set forth in this section shall be eligible for election or re-election as directors at an annual meeting of stockholders.” The Amended and Restated Bylaws are filed as Exhibit 3.1 to this Form 10-Q.

Item 6.   Exhibits

Exhibit
Number	Description of Document

3.1	Amended and Restated Bylaws of Lantronix, Inc.
10.1	Amendment to Letter Agreement effective as of December 26, 2008 between Registrant and Jerry D. Chase.
10.2	Amended and Restated Severance Agreement effective as of December 29, 2008 between Registrant and Reagan Y. Sakai.
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

LANTRONIX, INC. (Registrant)

Date: May 13, 2009	By:	/s/ Jerry D. Chase
Jerry D. Chase
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Reagan Y. Sakai
Reagan Y. Sakai
Chief Financial Officer and Secretary (Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description of Document

3.1	Amended and Restated Bylaws of Lantronix, Inc.
10.1	Amendment to Letter Agreement effective as of December 26, 2008 between Registrant and Jerry D. Chase.
10.2	Amended and Restated Severance Agreement effective as of December 29, 2008 between Registrant and Reagan Y. Sakai.
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