Form 10-K
period 2009-06-30
LANTRONIX INC
filed 2009-09-28
CIK 1114925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 2b-2 of the Exchange Act. (Check one):

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

As of September 14, 2009, there were 60,540,526 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K incorporate information by reference from portions of the registrant’s 2008 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2009 fiscal year.

LANTRONIX, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2009

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

We have a history of providing devices that enable information technology (“IT”) equipment to network using standard protocols for connectivity, including Ethernet and wireless. Our first device was a terminal server that allowed American Standard Code for Information Interchange (“ASCII”) terminals to connect to a network. Building on the success of our terminal servers, in 1991 we introduced a complete line of print servers that enabled users to inexpensively share printers over a network. Since then, we have continually refined our core technology and have developed additional innovative networking solutions that expand upon the business of providing our customers network connectivity. With the expansion of networking and the Internet, our technology focus has been increasingly broad and has expanded beyond IT equipment, so that our device solutions provide a product manufacturer with the ability to network its products within the security, industrial, service and commercial markets referred to as machine-to-machine (“M2M”) networking.

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

Today, our solutions include fully integrated hardware and software devices, as well as software tools, to develop related customer applications. Because we deal with network connectivity, we provide solutions to extremely broad market segments, including information technology, security, industrial, retail, medical, building automation, transportation and others. Our technology is used to provide networking capabilities to products such as building heating ventilation and air conditioning systems, elevators, process control equipment, vending machines, thermostats, security cameras, RF ID readers, bar code scanners, scales, temperature sensors, blood analyzers, turnstiles, card readers, point-of-sale terminals, audio-visual projectors, time clocks, and virtually any product that has some form of electronic control capability.

We sell our products through a global network of distributors, resellers and manufacturer representatives, systems integrators, value-added resellers (“VARs”) and original equipment manufacturers (“OEMs”). In addition, we sell directly to select accounts.

Our common stock is currently traded on the NASDAQ Capital Market under the symbol LTRX.

Our worldwide headquarters is located in Irvine, California, and we have sales offices in the Netherlands, Japan and Hong Kong. We also have employees (primarily sales) working from home offices in other areas of the world, including Germany and the United Kingdom.

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

This strategy is accomplished by providing our customers with hardware and software that connect devices to a network and intelligently manage and control them. With our 20 years of networking expertise, knowledge of industry trends and our capability to develop solutions based on open industry-standards, we believe we have been able to anticipate our customers’ device networking technology requirements and offer solutions that enable them to achieve their connectivity objectives. By providing a complete solution of hardware and integrated software, we have been able to provide “turnkey” solutions for network enabling a device, eliminating the need for our customers to build expensive design and manufacturing expertise in-house. This results in savings to the customer both in terms of financial investment and time.

The following describes our M2M device networking product lines:

●
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

●
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

The following describes our non-core product line:

●
Non-core – Over the years, we have innovated or acquired various product lines that are no longer part of our primary, core markets described above. In general, these non-core businesses represent decreasing markets and we minimize research and development in these product lines. Included in this category are terminal servers, visualization solutions, legacy print servers, software and other miscellaneous products. We have announced the end-of-life for almost all of our non-core products and expect a steep decline in non-core revenues in fiscal 2010 while we complete the exit of this product category.

Products

Device Enablement Solutions

Device networking is the technology that enables connectivity within a multitude of commercial and industrial vertical markets such as security, building automation, medical, industrial automation, point-of-sale and many others. We provide manufacturers, integrators and end-users with device enablement solutions that in some applications include the technology for products to be connected, managed and controlled over networks using standard protocols for connectivity, including wired Ethernet and WiFi wireless. As common, everyday products leverage the power of network connectivity, manufacturers and users are realizing the benefits of networking. Our device enablement solutions represent complete engineered solutions that dramatically shorten a manufacturer’s development time to implement network connectivity, provide competitive advantages with new features, greatly reducing engineering and marketing risks. Our hardware solutions include large scale integration (“LSI”) chips, embedded modules (embedded web servers) for mounting into our customer’s product (completed circuit boards or intelligent connectors with electronic components and the necessary connectors and software), external hardware modules (device servers) with one or two ports that can be connected to the customer’s product by cables and multi-port device servers that enable devices outside the data center to cost effectively share the network connection and convert various protocols to industry standard interfaces such as Ethernet and the Internet. Embedded and external hardware modules incorporate a real-time operating system and application software required to make the devices effective. We also offer application- and industry-specific solutions for certain markets such as industrial device servers.

Our device servers allow a wide range of equipment to be quickly network-enabled without the need for intermediary gateways, workstations or PCs. Our device servers and web servers eliminate the high cost of ownership associated with networking, which frequently would otherwise require using PCs or workstations to perform connectivity and remote management functions. Our solutions contain high-performance processors capable of not only controlling the attached device, but in many cases are also capable of accumulating data and status. The accumulated data can then be formatted by the device server and presented to users via SNMP or e-mail.  Our device servers have a built-in HTTP server, making them easy to manage using any standard Web browser.

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

Our console servers provide system administrators and network managers a way to connect with their remote equipment through an interface called a console port, helping them work more efficiently without having to leave their desk or office. Console ports are usually found on servers and special purpose data center equipment such as environmental monitoring/control systems, communications switches and storage devices. With remote access, system downtime can be reduced, improving business efficiency. Our console servers provide IT professionals with peace-of-mind through extensive security features, and in some cases, provisions for dial-in access via modem. These solutions are provided in various configurations and can manage up to 48 devices from one console server.

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

Non-core Businesses: Visualization Solutions, Print Servers and Other Legacy Products

Over a period of years, primarily as a result of product technology acquired through acquisitions, we have product categories that no longer represent the focus of future research and development and expansion; in other cases these products are legacy products developed and sold in the past, but are no longer part of our strategic focus. We have announced the end-of-life for almost all of our non-core products and expect a steep decline in non-core revenues in fiscal 2010 while we complete the exit of this product category.

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

The following table presents net revenues by product line.  Definitions of these families have been modified slightly from time to time, and the data has been revised to conform to the current definitions:

		Years Ended June 30,
Product Line	Primary Product Function	2009	2008
		(In thousands)
Device enablement	Enable electronic products to become network enabled.	$39,955	$44,993

Device management	Allow the user to control equipment by way of a network using a wide range of protocols. This category includes console servers and remote digital KVM.	7,387	8,694
Total device networking		47,342	53,687

Non-core	Includes terminal servers, visualization solutions, legacy print servers, serial board, software and miscellaneous products.	1,805	3,899
Total net revenue		$49,147	$57,586

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

Customers

Distributors

Our principal customers are our distributors, which account for the largest percentage of our net revenues.  Distributors resell our products to a wide variety of end customers, including consumers, corporate customers and VARs. We sell to a group of thirteen major distributors, some of which operate from multiple warehouses. Our major distributors in the Americas region include: Ingram Micro, Tech Data, KMJ Communications, Arrow Electronics, Inc and Symmetry Electronics. In Europe, the Middle East and Africa (“EMEA”) region, we distribute to the following major distributors: Sphinx Computer Vertriebs GmbH, Jade Communications, LTD, Atlantik Systems GmbH, transtec AG (a related party due to common ownership by our largest stockholder), Astradis Elecktronik GmbH and Acal plc.  In the Asia Pacific region, we distribute to the following major distributors: Nissin Systems, Co., Ltd, Soanar and PowerCorp Pty Ltd.

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

End User Businesses

We have a broad range of end user customers in various vertical markets such as security, retail, universities/education, manufacturing, healthcare/hospitals and financial/banking. End user businesses require solutions that are simple to install, set up and operate, and can provide immediate results. Generally, these customers need to connect to a diverse range of products and equipment, without modifying existing software and systems.

Customer Concentrations

The following table presents sales to our significant customers and a related party as a percentage of net revenues:

	Years Ended June 30,
	2009	2008

Top five customers (1)	38%	38%
Ingram Micro	11%	8%
Tech Data	8%	13%
Related parties	2%	2%
(1)  Includes Ingram Micro and Tech Data.

No other customer represented more than 10% of our annual net revenues during these fiscal years. Two international customers, transtec AG and barix AG, are related parties due to common ownership by our largest stockholder and Lantronix director, Bernhard Bruscha.

The following table presents our net revenues by geographic region:

	Years Ended June 30,
	2009	2008
Americas	57.3%	57.6%
EMEA	28.6%	28.9%
Asia Pacific	14.1%	13.5%
Total	100.0%	100.0%

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

We believe that our multi-channel sales approach provides several advantages. We can engage the customers and end users through their channel of choice, making our solutions available from a variety of sources. We can concentrate on developing new relationships at accounts that we believe represent our largest opportunities while our sales partners continue to identify new incremental opportunities and service existing customers.

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

We utilize contract manufacturers primarily located in China, Malaysia and Taiwan. Our contract manufacturers source raw materials, components and integrated circuits, in accordance with our pre-determined specifications and forecasts, and perform printed circuit board assembly, final assembly, functional testing and quality control. We believe this arrangement decreases our capital requirements and provides better raw material and component pricing, enhancing our gross margins and operating margins. Please see Part I, Item 1A “Risk Factors” below for a discussion of the risks associated with contract manufacturing.

Research and Development

Our research and development efforts are focused on the development of technology and products that will enhance our competitive position in the markets we serve. Products are developed in-house and through outside research and development resources.

The following table presents our research and development expenses:

	Years Ended June 30,
	2009	2008
	(In thousands)
Research and development expenses	$5,888	$6,944

Developer Relations

Recruiting, engaging and participating with third-party developers are integral parts of our ongoing strategy. We encourage, enable and support others in the development of vertical applications using our hardware, firmware and software products. With their help and investment in creating additional applications and markets for our products, we improve our ability to secure a defensible market position and loyal customers.

Competition

The markets in which we compete are dynamic and highly competitive. As these markets grow and develop, we expect competition to intensify. The following sets forth a partial list of current and potential competitors by technology:

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

The principal competitive factors that affect the market for our products are:

●	product quality, technological innovation, compatibility with standards and protocols, reliability, functionality, ease of use and compatibility;

●	product pricing;

●	potential customers’ awareness and perception of our products and of network-enabling technologies; and

●	the customer’s decision to make versus buy.

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

Employees

As of June 30, 2009, we had 123 full- and part-time employees. We have never experienced a work stoppage, none of our employees are currently represented by a labor union, and we consider our employee relations to be good.

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

Name	Age	Position

Jerry D. Chase	49	President and Chief Executive Officer
Reagan Y. Sakai	50	Chief Financial Officer and Secretary

JERRY D. CHASE has served as our President and Chief Executive Officer since February 2008. From September 2004 to July 2007, Mr. Chase was president, chief executive officer and a board member for Terayon Communication Systems, a public cable, telecom and satellite supplier of digital video networking applications. From 2001 to August 2004, Mr. Chase served as the chairman and chief executive officer of Thales Broadcast & Multimedia (“TBM”), a broadcast television telecom and test equipment supplier, and from 1998 to 2001 he was president and chief executive officer of the U.S. subsidiary of TBM. Mr. Chase began his career as a Pilot and Operations Officer in the U.S. Marine Corps, where he built a strong foundation for leadership, process and crisis management. Following the Marine Corps, he attended Harvard Business School, where he received his MBA.

REAGAN Y. SAKAI has served as our Chief Financial Officer and Secretary since November 2006.  Mr. Sakai has 25 years of increasingly responsible financial and management experience, most recently as CFO for HyPerformix Corporation, a private software company based in Austin, Texas. Prior to that, he was CFO for VIEO Corporation, an early-stage software company, and before that, he was CFO of Crossroads Systems Corporation, a public data storage routing company, where he oversaw the company's highly successful IPO in October 1999. Earlier in his career, Mr. Sakai held various financial positions with Exabyte Corporation, Maxtor Corporation, McDATA Corporation, and StorageTek Corporation. Mr. Sakai holds a BS degree and an MBA from the University of Colorado at Boulder.

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

We have experienced, and expect to continue to experience, significant fluctuations in net revenues, expenses and operating results from quarter to quarter. We, therefore, believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. A high percentage of our operating expenses are relatively fixed and are based on our expectations of future net revenue. If we were to experience a reduction in revenue in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that fiscal quarter would be harmed. If our operating results in future fiscal quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

●	changes in business and economic conditions, including a downturn in the overall economy;

●	changes in the mix of net revenue attributable to higher-margin and lower-margin products;

●	customers’ decisions to defer or accelerate orders;

●	variations in the size or timing of orders for our products;

●	changes in demand for our products;

●	fluctuations in exchange rates;

●	defects and other product quality problems;

●	loss or gain of significant customers;

●	short-term fluctuations in the cost or availability of our critical components;

●	announcements or introductions of new products by our competitors;

●	effects of terrorist attacks in the U.S. and abroad;

●	changes in demand for devices that incorporate our products; and

●	our customers’ decisions to integrate network access and control directly onto their platforms.

Our business, financial condition and results of operations may be adversely impacted by the recent worldwide financial crisis.

Recently, general worldwide economic conditions have experienced a downturn due to the credit conditions impacted by the sub-prime mortgage turmoil and other factors, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the markets in which we operate, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. During challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could harm our results of operations. When we begin to experience the benefits of an economic recovery, the need to build new inventory to meet expanded demand, and the expected increase in our accounts receivable, may impact our working capital reserves.

Our common stock may be delisted, which could significantly harm our business.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “LTRX.” We currently are not in compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq Capital Market; however, we have until October 7, 2009, to regain compliance. If our common stock is delisted from The Nasdaq Capital Market, some or all of the following might be impacted, harming our investors:

●	the liquidity of our common stock;

●	the number of institutional investors that will consider investing in our common stock;

●	the number of investors in general that will consider investing in our common stock;

●	the number of market makers in our common stock;

●	the number of analysts following our stock;

●	the availability of information concerning the trading prices;

●	the number of broker-dealers willing to execute trades in shares of our common stock; and

●	our ability to obtain financing for the continuation of our operations.

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

The following table presents sales to our significant customers as a percentage of net revenue:

	Years Ended June 30,
	2009	2008

Top five customers (1)	38%	38%
Ingram Micro	11%	8%
Tech Data	8%	13%
Related parties	2%	2%
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

We outsource substantially all of our manufacturing to four manufacturers in Asia: Venture Electronics Services, Uni Precision Industrial Ltd., Universal Scientific Industrial Company, LTD and Hana Microelectronics, Inc. In addition, two independent third party foundries located in Asia manufacture substantially all of our large scale integration chips. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

●	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

●	lack of guaranteed production capacity or product supply; and

●	reliance on these manufacturers to maintain competitive manufacturing technologies.

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

The following table presents our sales within geographic regions:

	Years Ended June 30,
	2009	2008
Americas	57.3%	57.6%
EMEA	28.6%	28.9%
Asia Pacific	14.1%	13.5%
Total	100.0%	100.0%

We expect that international revenue will continue to represent a significant portion of our net revenue in the foreseeable future. Doing business internationally involves greater expense and many risks. For example, because the products we sell abroad and the products and services we buy abroad may be priced in foreign currencies, we could be affected by fluctuating exchange rates. In the past, we have lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we use contract manufacturers based in Asia to manufacture substantially all of our products. International revenue and operations are subject to numerous risks, including:

●	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

●	reduced protection for intellectual property rights in some countries;

●	differing labor regulations;

●	compliance with a wide variety of complex regulatory requirements;

●	fluctuations in currency exchange rates;

●	changes in a country’s or region’s political or economic conditions;

●	effects of terrorist attacks in the U.S. and abroad;

●	greater difficulty in staffing and managing foreign operations; and

●	increased financial accounting and reporting burdens and complexities.

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

The following table presents the components of our inventory, including the reserve for excess and obsolete inventory:

	June 30,
	2009	2008
	(In thousands)
Finished goods	$4,421	$5,707
Raw materials	1,537	1,836
Inventory at distributors	1,355	2,008
Large scale integration chips *	909	809
Inventories, gross	8,222	10,360
Reserve for excess and obsolete inventory	(1,743)	(2,322)
Inventories, net	$6,479	$8,038
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

Responding to any infringement claim, regardless of its validity, could:

●	be time-consuming, costly and/or result in litigation;

●	divert management’s time and attention from developing our business;

●	require us to pay monetary damages, including treble damages if we are held to have willfully infringed;

●	require us to enter into royalty and licensing agreements that we would not normally find acceptable;

●	require us to stop selling or to redesign certain of our products; or

●	require us to satisfy indemnification obligations to our customers.

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

We have not historically relied on patents to protect our proprietary rights, although we are now building a patent portfolio. In May 2006, we entered into a patent cross-license agreement with Digi in which the parties agreed to cross-license each other’s patents, which could reduce the value of our existing patent portfolio. We rely primarily on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions that we have taken:

●	laws and contractual restrictions might not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

●	other companies might claim common law trademark rights based upon use that precedes the registration of our marks;

●	other companies might assert other rights to market products using our trademarks;

●	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use;

●	courts may determine that our software programs use open source software in such a way that deprives the entire programs of intellectual property protection; and

●	current federal laws that prohibit software copying provide only limited protection from software pirates.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease a building in Irvine, California, that comprises our corporate headquarters and includes administration, sales, marketing, research and development, warehouse and order fulfillment functions. During fiscal 2005, we extended the lease for our Irvine facility until July 2010. During April 2009, we consolidated operations at our Irvine facility, which resulted in unoccupied space of approximately 11,000 square feet.  In September 2009, we entered into a building lease agreement for a new corporate headquarters location in Irvine, California.  The lease shall commence on the date which is the earlier to occur of: (i) the commencement by the Company of its regular business operations in the premises, or (ii) December 1, 2009. The Company’s existing lease terminates effective as of the day preceding the lease commencement date.  In addition, we have sales offices in the Netherlands, Japan and Hong Kong. Our current leased facilities comprise an aggregate of approximately 55,000 square feet of which our Irvine facility represents the majority.

We believe our existing facilities are adequate to meet our needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

The legal proceedings as required by this item are incorporated by reference from Part IV, Item 15 of this Form 10-K and are presented under footnote 9 to our notes to our consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth fiscal quarter ended June 30, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock was traded on the NASDAQ National Market under the symbol “LTRX” from our initial public offering on August 4, 2000 through October 22, 2002. On October 23, 2002 our listing was changed to the NASDAQ SmallCap Market, which has since been renamed the NASDAQ Capital Market. The number of holders of record of our common stock as of September 14, 2009 was approximately 67. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock:

	High	Low
Year Ended June 30, 2009
First Quarter	$0.74	$0.42
Second Quarter	0.69	0.32
Third Quarter	0.69	0.43
Fourth Quarter	0.54	0.43

Year Ended June 30, 2008
First Quarter	$1.43	$0.99
Second Quarter	1.14	0.76
Third Quarter	0.96	0.49
Fourth Quarter	1.00	0.61

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

Recent Sales of Unregistered Securities

We did not repurchase any of our common stock during the fourth fiscal quarter of 2009.  Since July 1, 2007, we have issued the following unregistered securities:

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

Fiscal Year 2009 Financial Highlights and Other Information

A summary of the key factors and significant events which impacted our financial performance during the fiscal year ended June 30, 2009 are as follows:

●
Net revenues were $49.1 million for the fiscal year ended June 30, 2009, a decrease of $8.5 million, or 14.7%, compared to $57.6 million for the fiscal year ended June 30, 2008. The overall decrease in net revenues was a direct result of the economic downturn.  The decrease was primarily the result of a $5.0 million, or 11.2%, decrease in our device enablement product lines, a $1.3 million, or 15.0%, decrease in our device management product lines and a $2.1 million, or 53.7%, decrease in our non-core product lines.

●
Gross profit as a percentage of net revenues was 52.2% for the fiscal year ended June 30, 2009 compared to 50.5% for the fiscal year ended June 30, 2008. The increase in gross profit margin percentage was primarily attributable to lower product costs, lower inventory reserve costs and lower royalty costs.

●
Loss from operations was $614,000, or 1.2% of net revenues, for the fiscal year ended June 30, 2009 compared to $2.6 million, or 4.5% of net revenues, for the fiscal year ended June 30, 2008.  Loss from operations for the fiscal years ended June 30, 2009 and 2008 included restructuring charges of $806,000 and $757,000, respectively.

●
Net loss was $780,000, or $0.01 per basic and diluted share, for the fiscal year ended June 30, 2009, compared to $2.5 million, or $0.04 per basic and diluted share, for the fiscal year ended June 30, 2008.  Net loss for the fiscal years ended June 30, 2009 and 2008 included a restructurings charge of $806,000 and $757,000, respectively.

●	Cash and cash equivalents were $9.1 million as of June 30, 2009 compared to $7.4 million as of June 30, 2008.

●
Net accounts receivable were $1.9 million as of June 30, 2009 compared to $4.2 million as of June 30, 2008.  Annual days sales outstanding (“DSO”) in receivables were 22 days for the fiscal year ended June 30, 2009 as compared to 24 days for the fiscal year ended June 30, 2008. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

●
Net inventories were $6.5 million as of June 30, 2009 compared to $8.0 million as of June 30, 2008. Annual inventory turns were 3.2 for the fiscal year ended June 30, 2009 as compared to 3.0 for the fiscal year ended June 30, 2008.

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

We do not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectability is reasonably assured. A significant portion of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. Therefore, the recognition of net revenues and related cost of revenues from sales to distributors are deferred until the distributor resells the product. Net revenues from certain smaller distributors for which point-of-sale information is not available, is recognized approximately 30 to 45 days after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end user.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed our historical experience, our estimates could change and impact our reported results.

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

We perform goodwill impairment tests on an annual basis, and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill impairment testing requires us to compare the fair value of each reporting unit to its carrying amount, including goodwill, and record an impairment charge if the carrying amount of a reporting unit exceeds its estimated fair value. The determination of a reporting unit’s fair value requires significant judgment and is based on management’s best estimate, which generally considers the unit’s expected future earnings. If actual results are not consistent with our assumptions and judgments used in estimating fair value, we may be exposed to additional goodwill impairment losses. As of June 30, 2009, we have $9.5 million of goodwill reflected in our consolidated balance sheet.

We evaluate purchased intangible assets when indicators of impairment, such as reductions in demand or significant economic slowdowns, are present. Reviews are performed to determine whether the carrying values of these assets are impaired based on a comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the expected future cash flows using a discount rate based upon our weighted average cost of capital is used to estimate the fair value of the assets. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenues, the remaining estimated economic lives of the products and technologies, or both, could differ from those used to assess the recoverability of our purchased intangible assets. In the event they are lower, additional impairment charges or shortened useful lives of certain purchased intangible assets could be required. As of June 30, 2009, we have approximately $265,000 of purchased intangible assets reflected in our consolidated balance sheet.

Results of Operations

Fiscal Years Ended June 30, 2009 and 2008

Net Revenues by Product Line

The following table presents net revenues by product line:

	Years Ended June 30,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$39,955	81.3%	$44,993	78.1%	$(5,038)	(11.2%)
Device management	7,387	15.0%	8,694	15.1%	(1,307)	(15.0%)
Device networking	47,342	96.3%	53,687	93.2%	(6,345)	(11.8%)
Non-core	1,805	3.7%	3,899	6.8%	(2,094)	(53.7%)
Net revenue	$49,147	100.0%	$57,586	100.0%	$(8,439)	(14.7%)

The decrease in net revenue for the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 was the result of a decrease in net revenue across all major product lines and regions. The decrease in our device enablement product line was due to a decrease in our embedded device enablement products, and more specifically, our ASIC, WiPort, Micro and XPort product families, offset by an increase in our MatchPort product family and a decrease in our external device enablement products, more specifically, our UDS, XPress and MSS product families offset by an increase in our WiBox product family. The decrease in our device management product line was the result of a decrease in our SLC, SCS and SLS product families offset by an increase in our SLB product family. We are no longer investing in the development of our non-core product lines and expect net revenue related to these products to continue to decline in the future as we focus our investment on our device networking product lines.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Americas	$28,154	57.3%	$33,167	57.6%	$(5,013)	(15.1%)
EMEA	14,068	28.6%	16,644	28.9%	(2,576)	(15.5%)
Asia Pacific	6,925	14.1%	7,775	13.5%	(850)	(10.9%)
Net revenue	$49,147	100.0%	$57,586	100.0%	$(8,439)	(14.7%)

All major geographic regions contributed to the decrease in net revenues for the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008. The decrease in the Americas region was primarily due to the decrease in our non-core product lines in addition to a decrease in our device enablement product lines, and more specifically, the Micro, ASIC, UDS, EDS, MSS and XPress product families offset by an increase in our WiBox product family, as well as our device management product lines, and more specifically, the SLC, SLS and SCS product families offset by an increase in our SLB product family. The decrease in our EMEA region was primarily due to a decrease in our non-core product lines and our device enablement product lines, and more specifically, the ASIC, WiPort and UDS product families offset by an increase in our MatchPort product family. The decrease in our Asia Pacific region was due to a decrease in our non-core product lines and our device management product lines, and more specifically, the SLC product family.

Net Revenues by Significant Customer

The following table presents net revenues by significant customer and a related party as a percentage of net revenues:

	Years Ended June 30,
	2009	2008

Top five customers (1)	38%	38%
Ingram Micro	11%	8%
Tech Data	8%	13%
Related parties	2%	2%
(1)  Includes Ingram Micro and Tech Data.

Two international customers, transtec AG and barix AG, are related parties due to common ownership by our largest stockholder and Lantronix director, Bernhard Bruscha.

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

The following table presents gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2009	Revenues	2008	Revenues	$	%
	(In thousands, except percentages)
Gross profit	$25,669	52.2%	$29,068	50.5%	$(3,399)	(11.7%)

The increase in gross profit margin percentage for the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 was primarily attributable to lower product costs, lower inventory reserve costs, and lower royalty costs.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising and professional legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

The following table presents selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$10,372		$13,663		$(3,291)	(24.1%)
Professional fees & outside services	2,237		2,569		(332)	(12.9%)
Advertising and marketing	2,358		2,959		(601)	(20.3%)
Facilities	1,375		1,600		(225)	(14.1%)
Share-based compensation	1,315		847		468	55.3%
Depreciation	564		368		196	53.3%
Bad debt expense	(12)		71		(83)	(116.9%)
Other	1,308		1,815		(507)	(27.9%)
Selling, general and administrative	$19,517	39.7%	$23,892	41.5%	$(4,375)	(18.3%)

In order of significance, the increase in selling, general and administrative expense for the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 was primarily due to: (i) decreased personnel-related expenses as a result of the restructuring activities and a company-wide furlough program that was taken during the third and fourth fiscal quarters of 2009 in response to the economic downturn; (ii) decreased advertising and marketing expenses as a result of more focused spending and (iii) decreased professional fees & outside services due to cost cutting measures; offset by (iv) increased share-based compensation as a result of restricted stock grants related to the fiscal 2009 share-based compensation plans.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,869		$5,102		$(1,233)	(24.2%)
Facilities	954		876		78	8.9%
Professional fees & outside services	217		209		8	3.8%
Share-based compensation	488		341		147	43.1%
Depreciation	71		57		14	24.6%
Other	289		359		(70)	(19.5%)
Research and development	$5,888	12.0%	$6,944	12.1%	$(1,056)	(15.2%)

The decrease in research and development expenses for the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 was mainly due to decreased personnel-related expenses as a result of the restructuring activities and a company-wide furlough program that was taken during the third and fourth fiscal quarters of 2009 in response to the economic downturn, offset by increased share-based compensation as a result of restricted stock grants related to the fiscal 2009 share-based compensation plans.

Restructuring Charges

The following table presents restructuring charges:

	Years Ended June 30,
		% of Net		% of Net	Change
	2009	Revenues	2008	Revenues	$	%
	(In thousands, except percentages)
Restructuring charges	$806	1.6%	$757	1.3%	$49	6.5%

During the fourth fiscal quarter ended June 30, 2008, we implemented a restructuring plan to optimize our organization to better leverage existing customer and partner relationships to drive revenue growth and profitability. As part of the restructuring plan, 10 employees from the senior-level ranks of the sales, marketing, operations and engineering groups were terminated. During the first fiscal quarter ended September 30, 2008, we implemented a second restructuring plan. As part of the second restructuring plan, an additional 29 employees from all ranks and across all functional groups of the Company were terminated. During the second fiscal quarter ended December 31, 2008, we incurred additional restructuring charges related to the termination of a senior-level employee and the closure of a sales office in France. During the third fiscal quarter ended March 31, 2009, we recognized a restructuring recovery of $23,000 for unused termination benefits and estimated payroll taxes. During the fourth fiscal quarter ended June 30, 2009, we recognized a restructuring charge of $108,000 related to the consolidation of our corporate headquarters.

Interest Expense, Net

The following table presents interest expense, net:

	Years Ended June 30,
		% of Net		% of Net	Change
	2009	Revenues	2008	Revenues	$	%
	(In thousands, except percentages)
Interest expense, net	$(186)	(0.4%)	$(150)	(0.3%)	$(36)	24.0%

The increase in interest expense, net, is primarily due to interest expense related to the addition of the term loan that was entered into during the first fiscal quarter of 2009.

Other Income, Net

The following table presents other income, net:

	Years Ended June 30,
		% of Net		% of Net	Change
	2009	Revenues	2008	Revenues	$	%
	(In thousands, except percentages)
Other income, net	$19	0.0%	$120	0.2%	$(101)	(84.2%)

Other income, net, for the fiscal year ended June 30, 2008 was primarily related to $104,000 of income recognized on the sale of marketable securities.

Provision (Benefit) for Income Taxes

On July 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). In connection with the adoption of FIN 48, we recognized an adjustment of approximately $226,000 to the beginning balance of accumulated deficit on our consolidated balance sheet.  Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2009, we had recorded $163,000 of uncertain tax positions including approximately $85,000 of accrued interest and penalties related to these uncertain tax positions.

At June 30, 2009, our fiscal 2002 through fiscal 2008 tax years remain open to examination by the Federal and state taxing authorities.  However, we have net operating losses (“NOLs”) beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The following table presents our effective tax rate based upon our income tax provision:

	Years Ended June 30,
	2009	2008

Effective tax rate	0.1%	4.5%

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

As a result of our cumulative losses, we provided a full valuation allowance against our net deferred tax assets for the fiscal years ended June 30, 2009 and 2008. As of June 30, 2009, we had net operating loss carryovers of $80.2 million and $57.8 million for federal and state income tax purposes, respectively. The federal and state net operating loss carryovers begin to expire in fiscal years 2021 and 2013, respectively.

Liquidity and Capital Resources

Liquidity

Since inception through fiscal 2009, we have financed our operations primarily through the issuance of common stock and operating activities.

The following table presents details of our working capital and cash:

	June 30,		Increase
	2009	2008	(Decrease)
	(In thousands)
Working capital	$7,423	$5,686	$1,737
Cash and cash equivalents	$9,137	$7,434	$1,703

In order of significance, our working capital as of June 30, 2009 increased compared to June 30, 2008 primarily due to: (i) an increase in cash and decrease in accounts payable as a result of the proceeds from the term loan and (ii) a decrease in accrued payroll as a result of the timing of pay periods compared to the prior year, offset by (iii) a decrease in accounts receivable as a result of lower shipments compared to the quarter ended June 30, 2008 and (iv) an increase in short term debt as a result of the term loan. Our cash balance increased from June 30, 2008 as a result of our cash management activities, which included the timing of cash payments to our vendors and the timing of cash receipts from our customers.

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

In August 2008, we entered into an amendment to our Line of Credit, which provides for a three-year $2.0 million Term Loan and a two-year $3.0 million Revolving Credit Facility. The Term Loan was funded on August 26, 2008 and is payable in 36 equal installments of principal and monthly accrued interest. There are no borrowings outstanding on the Revolving Credit Facility as of the fiscal year end.

Borrowings under the Term Loan and Revolving Credit Facility bear interest at the greater of 6.25% or prime rate plus 1.25% per annum. If we achieve two consecutive quarters of positive EBITDAS (as defined in the Loan Agreement) greater than $1.00, and only for so long as we maintain EBITDAS greater than $1.00 at the end of each subsequent fiscal quarter, then the borrowings under the Term Loan and Revolving Credit Facility will bear interest at the greater of 5.75% or prime rate plus 0.75% per annum. We paid a fully earned, non-refundable commitment fee of $35,000 and are required to pay an additional $35,000 on the first anniversary of the Effective Date as defined in the Loan Agreement.

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, and security deposits:

	June 30,
	2009	2008
	(In thousands)
Available borrowing capacity	$426	$3,163
Outstanding letters of credit	$732	$732

As of June 30, 2009, approximately $666,000 of our cash was held in foreign subsidiary bank accounts. This cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign location board of directors.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,
	2009	2008
	(In thousands)
Net cash provided by (used in):
Net loss	$(780)	$(2,508)
Adjustments to reconcile net loss to net cash provided by operating activities:	3,563	3,104
Changes in operating assets and liabilities:
Accounts receivable	2,327	(826)
Inventories	1,535	2,539
Contract manufacturers' receivable	21	594
Prepaid expenses and other current assets	(73)	27
Other assets	20	4
Accounts payable	(2,055)	(3,340)
Accrued payroll and related expenses	(747)	164
Warranty reserve	(118)	(104)
Restructuring reserve	(1,474)	(13)
Other liabilities	(927)	486
Net cash provided by operating activities	1,292	127
Net cash used in investing activities	(676)	(579)
Net cash provided by financing activities	1,227	106
Effect of foreign exchange rate changes on cash	(140)	198
Increase (decrease) in cash and cash equivalents	$1,703	$(148)

Operating activities provided cash during the fiscal year ended June 30, 2009. This was the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss. Significant non-cash items included share-based compensation, restructuring charges and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included: (i) a decrease in accounts receivable due to the timing of collections and linearity of sales; (ii) a decrease in inventories due to the timing of shipments and purchases as a result of managements effort to reduce inventories; offset by (iii) a decrease in accounts payable due to the pay down of vendors with the proceeds from the term loan; (iv) payments made against the restructuring reserve; and (v) a decrease in accrued payroll as a result of the timing of payroll cycles at the fiscal year end.

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

Investing activities used cash during the fiscal year ended June 30, 2009. This was due to the purchase of property and equipment.

Investing activities used cash during the fiscal year ended June 30, 2008. This was primarily due to the purchase of property and equipment offset by net proceeds received in connection with a sale of an investment.

Financing activities provided cash during the fiscal year ended June 30, 2009. This was due to proceeds from the new term loan and sale of common shares through the 2000 Employee Stock Purchase Plan (the “ESPP”) offset by payments on capital lease obligations and the term loan.

Financing activities provided cash during the fiscal year ended June 30, 2008. This was primarily due to proceeds from the sale of common shares through employee stock option exercises and the Employee Stock Purchase Plan offset by payments on capital lease obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2009 and 2008.

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

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of our internal controls over financial reporting as of June 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2009, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is included in our 2009 Definitive Proxy Statement (or “Proxy Statement) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth in Part I, Item 1 in the section entitled “Executive Officers of the Registrant” above, and are incorporated herein by reference.

The following information is included in our Proxy Statement and is incorporated herein by reference:

●	Information regarding our directors is set forth under the proposal “Election of Directors.”

●	Information regarding our Audit Committee and designated “audit committee financial experts” is set forth under “Election of Directors — Audit Committee.”

●	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth Other Information — Section 16(a) Beneficial Ownership Reporting Compliance.”

●	Information on our code of business conduct and ethics for directors, officers and employees (or “Code of Ethics”) is set forth under “Election of Directors — Code of Ethics and Complaint Procedure.”

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
Irvine, California

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lantronix, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Lantronix, Inc.’s  internal control over financial reporting as of June 30, 2009 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Irvine, California
September 24, 2009

LANTRONIX, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

	June 30,	June 30,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$9,137	$7,434
Accounts receivable (net of allowance for doubtful accounts of
$130 and $173 at June 30, 2009 and 2008, respectively)	1,851	4,166
Inventories, net	6,479	8,038
Contract manufacturers' receivable	655	676
Prepaid expenses and other current assets	529	566
Total current assets	18,651	20,880

Property and equipment, net	2,230	2,271
Goodwill	9,488	9,488
Purchased intangible assets, net	265	382
Other assets	122	144
Total assets	$30,756	$33,165

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$5,626	$7,684
Accrued payroll and related expenses	1,414	2,203
Warranty reserve	224	342
Restructuring reserve	76	744
Short-term debt	667	-
Other current liabilities	3,221	4,221
Total current liabilities	11,228	15,194
Non-Current Liabilities:
Long-term liabilities	117	210
Long-term capital lease obligations	309	515
Long-term debt	778	-
Total non-current liabilities	1,204	725
Total liabilities	12,432	15,919

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized;
60,540,526 and 60,312,363 shares issued and outstanding at
June 30, 2009 and 2008, respectively	6	6
Additional paid-in capital	189,579	187,626
Accumulated deficit	(171,687)	(170,907)
Accumulated other comprehensive income	426	521
Total stockholders' equity	18,324	17,246
Total liabilities and stockholders' equity	$30,756	$33,165

See accompanying notes.

LANTRONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended June 30,
	2009	2008
Net revenue (1)	$49,147	$57,586
Cost of revenue	23,478	28,518
Gross profit	25,669	29,068
Operating expenses:
Selling, general and administrative	19,517	23,892
Research and development	5,888	6,944
Restructuring charges	806	757
Amortization of purchased intangible assets	72	72
Total operating expenses	26,283	31,665
Loss from operations	(614)	(2,597)
Interest expense, net	(186)	(150)
Other income, net	19	120
Loss before income taxes	(781)	(2,627)
Benefit for income taxes	(1)	(119)
Net loss	$(780)	$(2,508)

Net loss per share (basic and diluted)	$(0.01)	$(0.04)

Weighted average shares (basic and diluted)	60,486	60,134

(1) Includes net revenue from related parties	$962	$974

See accompanying notes.

LANTRONIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2007	59,879,488	$6	$184,953	$(168,173)	$442	$17,228
Stock options exercised	129,396	-	75	-	-	75
Employee stock purchase plan	303,479	-	254	-	-	254
Share-based compensation	-	-	1,287	-	-	1,287
Issuance of warrants in connection
with shareholder settlement	-	-	1,057	-	-	1,057
Cumulative effect to prior year accumulated
deficit related to the adoption of FIN 48	-	-	-	(226)	-	(226)
Components of comprehensive loss:
Translation adjustments	-	-	-	-	176	176
Change in net unrealized income on investment	-	-	-	-	7	7
Reclassification adjustment for
net realized gain on sale of investment					(104)	(104)
Net loss	-	-	-	(2,508)	-	(2,508)
Comprehensive loss	-	-	-	-	-	(2,429)
Balance at June 30, 2008	60,312,363	$6	$187,626	$(170,907)	$521	$17,246
Shares issued pursuant to stock awards, net	42,650	-	6	-	-	6
Employee stock purchase plan	185,513	-	81	-	-	81
Share-based compensation	-	-	1,866	-	-	1,866
Components of comprehensive loss:
Translation adjustments	-	-	-	-	(95)	(95)
Net loss	-	-	-	(780)	-	(780)
Comprehensive loss	-	-	-	-	-	(875)
Balance at June 30, 2009	60,540,526	$6	$189,579	$(171,687)	$426	$18,324

See accompanying notes.

LANTRONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2009	2008
Operating activities
Net loss	$(780)	$(2,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	1,866	1,287
Restructuring charges	806	757
Depreciation	762	551
Provision for inventories	24	404
Amortization of purchased intangible assets	117	103
(Recovery) provision for doubtful accounts	(12)	71
Gain on sale of investment	-	(104)
Provision for former director loan	-	35
Changes in operating assets and liabilities:
Accounts receivable	2,327	(826)
Inventories	1,535	2,539
Contract manufacturers' receivable	21	594
Prepaid expenses and other current assets	(73)	27
Other assets	20	4
Accounts payable	(2,055)	(3,340)
Accrued payroll and related expenses	(747)	164
Warranty reserve	(118)	(104)
Restructuring reserve	(1,474)	(13)
Other liabilities	(927)	486
Net cash provided by operating activities	1,292	127

Investing activities
Purchases of property and equipment, net	(676)	(683)
Proceeds from sale of marketable securities	-	104
Net cash used in investing activities	(676)	(579)

Financing activities
Proceeds from term loan	2,000	-
Payment of term loan	(555)	-
Net proceeds from issuances of common stock	87	329
Payment of capital lease obligations	(305)	(223)
Net cash provided by financing activities	1,227	106
Effect of foreign exchange rate changes on cash	(140)	198
Increase (decrease) in cash and cash equivalents	1,703	(148)
Cash and cash equivalents at beginning of period	7,434	7,582
Cash and cash equivalents at end of period	$9,137	$7,434

Supplemental disclosure of cash flow information
Interest paid	$200	$193
Income taxes paid	$7	$103

See accompanying notes.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

The Company has incurred losses from operations and prior to the fiscal year ended June 30, 2008 reported negative operating cash flows. As of June 30, 2009, the Company had an accumulated deficit of $171.7 million and cash and cash equivalents of $9.1 million. The Company believes that its existing cash and cash equivalents, and any cash generated from operations, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months. Long-term the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. At June 30, 2009, approximately $896,000 of the Company’s net tangible assets (primarily cash held in foreign bank accounts) were located outside of the U.S. Such assets are unrestricted with regard to foreign liquidity needs, however, the ability of the Company to utilize such assets to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign location board of directors.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The industry in which the Company operates is characterized by rapid technological change and short product life cycles. As a result, estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, sales returns and allowances, inventory reserves, allowance for officer loans, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, warranty reserves, and restructuring costs. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company does not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company’s price to the buyer is fixed or determinable; and collectability is reasonably assured. A significant portion of the Company’s sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions.  Therefore, the recognition of net revenue and related cost of revenue from sales to certain large distributors are deferred until the distributor resells the product. Net revenue from certain smaller distributors, for which point-of-sale or inventory information is not available, is recognized approximately 30 to 45 days after the shipment date. This estimate approximates the timing of the sale of the product by the distributor to the end user.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

When product revenues are recognized, the Company establishes an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, it establishes an estimated liability for price protection payable on inventories owned by distributors. Should actual product returns or pricing adjustments exceed the Company’s estimates, additional reductions to revenue could result.

Net revenue from the licensing of software is recognized at the time of shipment (or at the time of resale in the case of software products sold through distributors), provided the Company has vendor-specific objective evidence of the fair value of each element of the software offering and collectability is probable. Additionally, the Company sells extended warranty services which extend the warranty period for an additional one to three years, depending upon the product. Warranty net revenue is recognized ratably over the warranty service period.

The following table presents our hardware and non-hardware sales as a percentage of total net revenue:

	Years Ended June 30,
	2009	2008

Hardware	99.0%	99.0%
Non-hardware	1.0%	1.0%
Total net revenue	100.0%	100.0%

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s allowance for doubtful accounts is based on its assessment of the collectability of specific customer accounts, the aging of accounts receivable, the Company’s history of bad debts and the general condition of the industry. Accounts that are deemed uncollectible are written off against the allowance for doubtful accounts. If a major customer’s creditworthiness deteriorates, or the Company’s customers’ actual defaults exceed its historical experience, such estimates could change and impact reported results.

The Company also maintains a reserve for uncertainties relative to the collection of former officer and former director notes receivable. Factors considered in determining the level of this reserve include the value of the collateral securing the notes, the Company’s ability to effectively enforce collection rights and the ability of the former officer and former director to honor their obligations.

Concentration of Credit Risk

The Company’s accounts receivable are primarily derived from revenue earned from customers located throughout North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses. Credit losses have historically been within management’s expectations. The Company generally does not require collateral or other security from its customers. The Company invests its excess cash in deposits with major banks, in U.S. Government agencies, state, municipal and county government notes and bonds.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, contract manufacturers’ receivable, accounts payable and accrued liabilities. The Company believes all of the financial instruments’ recorded values approximate current values because of the nature and short duration of these instruments.

Foreign Currency Translation

The financial statements of foreign subsidiaries whose functional currency is not the U.S. dollar have been translated to U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Foreign currency assets and liabilities are valued in U.S. dollars at the end-of-period exchange rates. Revenue and expenses are translated at average exchange rates in effect during each period. Exchange gains and losses from foreign currency translations are reported as a component of accumulated other comprehensive income within stockholders’ equity. Exchange gains and losses from foreign currency transactions are recognized in the consolidated statement of operations and historically have not been material.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. The Company provides reserves for excess and obsolete inventories determined primarily based upon estimates of future demand for the Company’s products. Shipping and handling costs are classified as a component of cost of revenue in the consolidated statements of operations.

Inventory Sale and Purchase Transactions with Contract Manufacturers

Under certain circumstances, the Company sells raw materials to its contract manufacturers and subsequently repurchases finished goods from the contract manufacturers which contain such raw materials. Net sales of raw materials to the contract manufacturers are eliminated from the Company’s net revenue as the Company intends to repurchase the raw materials from the contract manufacturers in the form of finished goods. Raw materials sold to the contract manufacturers which the Company intends to purchase as part of finished goods are recorded on the Company’s consolidated balance sheets as contract manufacturers’ receivable.

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

During the fourth fiscal quarters ended June 30, 2009 and 2008, the Company completed its annual goodwill impairment tests in accordance with SFAS 142 as of April 1, 2009 and 2008 and determined that no impairment was indicated as the estimated fair values exceeded their respective carrying values.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

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

Income Taxes

In accordance with SFAS 109, “Accounting for Income Taxes” (“SFAS 109”), income taxes are computed under the liability method. This method requires the recognition of deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

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
JUNE 30, 2009

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

Recent Accounting Pronouncements

In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for the Company's interim reporting period ending on September 30, 2009. The Company does not anticipate the adoption of SFAS 168 will have a material impact on its balance sheets, results of operations or cash flows.

In May 2009, the FASB issued “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company’s annual reporting for the fiscal year ended on June 30, 2009.

In December 2007, the FASB issued “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in the business combination. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will impact financial statements at the acquisition date and in subsequent periods. The Company will be required to apply the new guidance to any business combinations completed on or after July 1, 2009.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The new guidance amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS No. 141(R), “Business Combinations”. The Company will be required to apply the new guidance to any business combinations completed on or after July 1, 2009.

2.    Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	June 30,
	2009	2008
	(In thousands)
Finished goods	$4,421	$5,707
Raw materials	1,537	1,836
Inventory at distributors	1,355	2,008
Large scale integration chips *	909	809
Inventories, gross	8,222	10,360
Reserve for excess and obsolete inventory	(1,743)	(2,322)
Inventories, net	$6,479	$8,038
* This item is sold individually and embedded into the Company's products.

Property and Equipment

The following table presents details of the Company’s property and equipment:

	June 30,
	2009	2008
	(In thousands)
Computer and office equipment	$3,719	$3,410
Furniture and fixtures	1,134	1,118
Production and warehouse equipment	1,000	865
Construction-in-progress	400	165
Property and equipment, gross	6,253	5,558
Less accumulated depreciation	(4,023)	(3,287)
Property and equipment, net	$2,230	$2,271

The following table presents details of property and equipment recorded in connection with capital lease obligations:

	June 30,
	2009	2008
	(In thousands)
Property and equipment	$342	$632
Less accumulated depreciation	(139)	(281)
Total	$203	$351

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

The following table presents details of the unamortized costs capitalized as internal use software included in construction-in-progress and computer and office equipment:

	June 30,
	2009	2008
	(In thousands)
Capitalized internal use software	$1,164	$1,188

The following table presents the details of depreciation of capitalized internal use software:

	Years Ended June 30,
	2009	2008
	(In thousands)
Depreciation of capitalized internal use software	$324	$140

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets:

		June 30, 2009			June 30, 2008
	Useful Lives in Years	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
				(In thousands)
Existing technology	1 - 5	$7,259	$(7,193)	$66	$7,259	$(7,149)	$110
Patent/core technology	6	839	(640)	199	839	(567)	272
Total purchased intangible assets		$8,098	$(7,833)	$265	$8,098	$(7,716)	$382

The following table presents the amount of purchased intangible assets that the Company will amortize to cost of revenues over the next three fiscal years:

	Years Ended June 30,
	2010	2011	2012	Total
	(In thousands)
Amount remaining to be amortized	$139	$72	$54	$265

Warranty Reserve

The following table presents details of the Company’s warranty reserve:

	June 30,
	2009	2008
	(In thousands)
Beginning balance	$342	$446
Charged to cost of revenues	116	219
Usage	(234)	(323)
Ending balance	$224	$342

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

Other Liabilities

The following table presents details of the Company’s other liabilities:

	June 30,
	2009	2008
	(In thousands)
Current
Customer deposits and refunds	$1,129	$1,535
Deferred revenue	185	401
Capital lease obligations	236	292
Taxes payable	257	230
Reimbursable legal expense	38	88
Insurance payable	-	38
Other	1,376	1,637
Total other current liabilities	$3,221	$4,221

Long-term
Deferred revenue	$110	$97
Other	7	113
Total other long-term liabilities	$117	$210

Advertising Expenses

The following table presents details of the Company’s advertising expenses:

	Years Ended June 30,
	2009	2008
	(In thousands)
Advertising expenses	$348	$514

Interest Expense

The following table presents details of the Company’s interest expense:

	Years Ended June 30,
	2009	2008
	(In thousands)
Interest expense	$207	$193

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

Computation of Net Loss per Share

The following table presents the computation of net loss per share:

	Years Ended June 30,
	2009	2008
	(In thousands, except per share data)
Numerator:
Net loss	$(780)	$(2,508)

Denominator:
Weighted-average shares outstanding	63,318	60,234
Less: Unvested common shares outstanding	(2,832)	(100)
Weighted average shares (basic and diluted)	60,486	60,134

Net loss per share (basic and diluted)	$(0.01)	$(0.04)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2009	2008
	(In thousands)
Common stock equivalents	8,565	4,036

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2009	2008
	(In thousands)
Non-cash acquisition of property and equipment	$43	$726

3.    Officer Loans

The Company has outstanding notes receivable from a former officer and a former director primarily related to taxes on exercised stock options. These notes are non-recourse, secured by shares of common stock, and bear interest at rates ranging from 5.19% to 7.50% per annum. Principal and any unpaid interest are due upon any transfer or disposition of the secured common stock.

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

Former officer and former director loans are included in other assets on the balance sheet.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

4.    Restructuring Charges

During the fourth fiscal quarter ended June 30, 2008, the Company implemented a restructuring plan to optimize its organization to better leverage existing customer and partner relationships to drive revenue growth and profitability. As part of the restructuring plan, 10 employees from the senior-level ranks of the sales, marketing, operations and engineering groups were terminated. During the first fiscal quarter ended September 30, 2008, the Company implemented a second restructuring plan. As part of the second restructuring plan, an additional 29 employees from all ranks and across all functional groups of the Company were terminated. During the second fiscal quarter ended December 31, 2008, the Company incurred additional restructuring charges related to the termination of a senior-level employee and closure of a sales office in France. During the fourth fiscal quarter ended June 30, 2009, the Company incurred restructuring charges related to the consolidation of its corporate headquarters.

The following table presents a summary of the activity in the Company’s restructuring reserve:

	Consolidation	Severance
	of Excess	Related
	Facilities	Costs	Total
		(In thousands)
Restructuring reserve at June 30, 2008	-	744	744
Restructuring charge	154	652	806
Cash payments	(81)	(1,393)	(1,474)
Restructuring reserve at June 30, 2009	$73	$3	$76

5.    Lines of Credit and Convertible Note Payable

Line of Credit

In August 2008, the Company entered into an amendment to its Line of Credit, which provides for a three-year $2.0 million Term Loan and a two-year $3.0 million Revolving Credit Facility. The Term Loan was funded on August 26, 2008 and is payable in 36 equal installments of principal and monthly accrued interest. There are no borrowings outstanding on the Revolving Credit Facility as of the fiscal year ended, June 30, 2009.

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

The Company's obligations under the Term Loan and Revolving Credit Facility are secured by substantially all of the Company's assets, including its intellectual property.

Availability under the Lines of Credit

The following table presents the Company’s available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, and security deposits:

	June 30,
	2009	2008
	(In thousands)
Available borrowing capacity	$426	$3,163
Outstanding letters of credit	$732	$732

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

6.           Stockholders’ Equity

Share-Based Plans

The Company has one active share-based plan under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. In addition, the Company has granted restricted stock awards to employees and board members under this share-based plan. The Company also has an employee stock purchase plan for all eligible employees. The board of directors determines eligibility, vesting schedules and exercise prices for options and shares granted under the plans. The Company issues new shares to satisfy stock option exercises, restricted stock grants, and stock purchases under its share-based plans. No income tax benefit was realized from activity in the Company’s share-based plans during the fiscal years ended June 30, 2009 and 2008.

The following table presents a summary of the shares authorized for grant under each plan:

June 30, 2009
Shares
Authorized
for Grant
2000 Stock Plan (“2000 Plan”)	18,000,000
2000 Employee Stock Purchase Plan (“ESPP”)	2,700,000
Total shares authorized for grant	20,700,000

Under the 2000 Plan, the number of shares available for issuance is increased annually on the first day of the calendar year by an amount of shares equal to the lesser of (i) 2,000,000 shares, (ii) 5% of the outstanding shares on such date or (iii) a lesser amount as determined by the board of the directors. As a result of the Company’s acquisitions, the Company assumed stock options granted under stock option plans established by each acquired company; no additional options will be granted under those plans. Share-based awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option awards generally have a term of 10 years. Share-based award generally vest and become exercisable over a one- to four-year service period. The Company has granted share-based awards with market conditions whereby vesting is accelerated upon achieving certain stock price thresholds. In addition, the board of directors has approved a share-based performance plan whereby employees will be paid in vested common shares if minimum revenue, income and management objectives are met.

The following table presents a summary of share-based compensation by functional line item:

	Years Ended June 30,
	2009	2008
	(In thousands)
Cost of revenues	$63	$99
Selling, general and administrative	1,315	847
Research and development	488	341
Total share-based compensation	$1,866	$1,287

The following table presents a summary of share-based compensation for the Company’s share-based plans:

	Years Ended June 30,
	2009	2008
	(In thousands)
Stock option	$1,193	$1,091
Restricted stock	647	4
ESPP	26	192
Total share-based compensation	$1,866	$1,287

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

The following table presents a summary of remaining unrecognized share-based compensation expense for the Company’s share-based plans:

	Remaining	Weighted-
	Unrecognized	Average
	Compensation	Remaining
Vesting Condition	Cost	Years To Vest
	(In thousands)
Stock Option Awards:
Service based	$1,031
Market and service based	755
All stock option awards	$1,786	1.6

Restricted Stock Awards:
Service based	$1,094
Market and service based	49
All restricted stock awards	$1,143	3.0

Stock Option Awards

The fair value of each stock option grant was estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. To the extent that the stock option grant included market conditions, the Company used a lattice model to estimate the fair value for each stock option grant. Expected volatilities were based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of SFAS 123R was derived using the simplified method as defined in the SEC’s Staff Accounting Bulletin 107, “Implementation of FASB 123R.” To the extent that stock option grants included market conditions and do not meet the rules for the simplified method, the Company used a lattice model to estimate the expected term of stock options granted. The risk-free rate for periods within the contractual life of the stock option grant was based on the U.S. Treasury interest rates in effect at the time of grant.

The fair value of options granted was estimated using the following weighted-average assumptions for all of the Company’s stock option plans:

	Years Ended June 30,
	2009	2008
Expected term (in years)	5.79	5.98
Expected volatility	0.78	0.78
Risk-free interest rate	2.54%	2.94%
Dividend yield	0.00%	0.00%

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

The following table presents a summary of option activity under all of the Company’s stock option plans:

		Weighted-Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands, except share and per share data)
Balance at June 30, 2008	8,516,552	$1.22
Options granted	1,614,230	0.53
Options forfeited	(972,894)	0.96
Options expired	(1,472,652)	1.24
Options exercised	(12,650)	0.47
Balance at June 30, 2009	7,672,586	$1.10	7.5	$12
Vested or expected to vest at June 30, 2009	7,287,075	$1.12	7.5	$10
Options exercisable at June 30, 2009	3,564,227	$1.49	6.0	$3

The following table presents a summary of option grant-date fair value and intrinsic value information for all of the Company’s stock option plans:

	Years Ended June 30,
	2009	2008
	(In thousands, except per share data)
Weighted-average grant-date fair value per share	$0.36	$0.58
Intrinsic value of options exercised	$1	$65

Nonvested Share Awards

The following table presents a summary of the activity for all of the Company’s nonvested shares:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Balance of nonvested shares at June 30, 2008	100,000	$0.83
Granted	3,054,032	0.51
Forfeited	(291,635)	0.50
Vested	(30,000)	0.83
Balance of nonvested shares at June 30, 2009	2,832,397	$0.52

The following table presents a summary of the total fair value of shares vested for all of the Company’s nonvested share awards:

	Years Ended June 30,
	2009	2008
	(In thousands)
Fair value of shares vested	$15	$-

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

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

A lattice model was used to estimate the fair value and expected life for the market-based option awards.  The following table presents a summary of option activity for the Company’s market-based option awards:

		Weighted-Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands, except share and per share data)
Balance at June 30, 2008	2,776,771	$0.79
Options granted	-	-
Options forfeited	(480,000)	0.77
Options expired	-	-
Options exercised	-	-
Balance at June 30, 2009	2,296,771	$0.79	8.7	$-
Vested or expected to vest at June 30, 2009	2,137,472	$0.79	8.7	$-
Options exercisable at June 30, 2009	689,033	$0.79	8.7	$-

The fair value of market-based nonvested shares was determined upon the closing trading price of the Company’s shares on the grant date. A lattice model was used to estimate the expected life for the market-based nonvested shares. The following table presents a summary of the activity for the Company’s market-based nonvested shares:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Balance of nonvested shares at June 30, 2008	100,000	$0.83
Granted	-	-
Forfeited	-	-
Vested	(30,000)	0.83
Balance of nonvested shares at June 30, 2009	70,000	$0.83

Performance-Based Share Awards

During September 2008 and November 2008, the board of directors approved Performance Plans for the fiscal year ended June 30, 2009 to be paid in vested common shares if minimum revenue, non-GAAP income and management objectives were met. On August 18, 2009, the board of directors approved a payout of approximately 30% on the fiscal 2009 Performance Plan, which resulted in the issuance of 473,989 fully vested common shares and an expense to share-based compensation of approximately $303,000 for the fiscal year ended June 30, 2009.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

Employee Stock Purchase Plan

The number of shares available for issuance is increased annually on the first day of the Company’s fiscal year in an amount equal to the lesser of (i) 150,000 shares, (ii) 2% of the outstanding shares on such date or (iii) a lesser amount as determined by the board of directors. Under the 2000 Employee Stock Purchase Plan (or “ESPP”), each eligible employee may purchase common stock at each semi-annual purchase date (the last business day of February and August each year), but not more than 15% of the participant’s compensation, as defined. The purchase payable per share will be equal to eighty-five percent (85%) of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs and (ii) the closing selling price per share of common stock on the semi-annual purchase date. Participants may discontinue their participation in the ESPP or may increase or decrease the rate of their payroll deductions during the ESPP offering period.  During the fiscal year ended June 30 2009, the board of directors approved a resolution to suspend the ESPP.

The following table presents a summary of activity under the Company’s ESPP:

	Years Ended June 30,
	2009	2008
Shares available for issuance at beginning of fiscal year	203,283	356,762
Shares reserved for issuance	-	150,000
ESPP shares issued	(185,513)	(303,479)
Shares available for future issuance at end of fiscal year	17,770	203,283

The fair value of ESPP shares was estimated using the following weighted-average assumptions:

	Years Ended June 30,
	2009	2008
Expected term (in years)	0.5 to 2.0	0.5 to 2.0
Expected volatility	0.86	0.86
Risk-free interest rate	2.75%	3.50%
Dividend yield	0.00%	0.00%

The following table presents a summary of ESPP purchase price and intrinsic value information:

	Years Ended June 30,
	2009	2008
	(In thousands, except per share data)

Weighted-average purchase price of common shares	$0.44	$0.84
Intrinsic value of ESPP shares on purchase date	$14	$45

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2009 and 2008.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

7.    401(k) Plan

The Company has a savings plan (the “Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 15% of their base pay, subject to limitations. The Company’s contributions are discretionary and are subject to limitations. Historically, the Company contributed $0.50 for each $1.00 of employee salary deferral contributions up to a maximum of 6% of the employee’s annual gross wages, subject to limitations.  During the fiscal year ended June 30, 2009, the Company suspended its discretionary contributions to the Plan.

The following table presents 401(k) matching contributions:

	Years Ended June 30,
	2009	2008
	(In thousands)

401(k) matching contributions	$37	$306

8.    Stock Warrants

During March 2008, the Company issued warrants to purchase 1,079,615 shares of Lantronix common stock to class action plaintiffs as final consideration for a shareholder settlement liability. The warrants have an exercise price of $4.68 and expire on February 10, 2011.

9.    Litigation

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial position, operating results or cash flows.

During 2006, the Company concluded multiple securities lawsuits and litigation involving a former executive officer. The Company may have an obligation to continue to indemnify the former executive officer and defend him in the litigation regarding the securities violation with which he has been charged. As of June 30, 2009 and June 30, 2008, the Company had $38,000 and $88,000, respectively, of reimbursable legal expenses recorded as a liability on its consolidated balance sheets.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

10.           Income Taxes

The income tax provision (benefit) consists of the following components:

	Years Ended June 30,
	2009	2008
	(In thousands)
Current:
Federal	$-	$-
State	10	15
Foreign	(11)	(134)
	(1)	(119)
Deferred:
Federal	-	-
State	-	-
	-	-
Benefit for income taxes	$(1)	$(119)

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2009	2008
	(In thousands)
United States	$(1,229)	$(2,355)
Foreign	448	(272)
Loss from operations	$(781)	$(2,627)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2009	2008
	(In thousands)
Deferred tax assets:
Tax losses and credits	$33,044	$30,525
Reserves not currently deductible	2,716	3,392
Deferred compensation	1,481	887
Inventory capitalization	1,163	1,352
Marketing rights	830	994
Depreciation	63	-
Gross deferred tax assets	39,297	37,150
Valuation allowance	(37,470)	(35,246)
Deferred tax assets, net	1,827	1,904
Deferred tax liabilities:
State taxes	(1,768)	(1,279)
Depreciation	-	(335)
Other	(59)	(290)
Deferred tax liabilities	(1,827)	(1,904)
Net deferred tax assets (liabilities)	$-	$-

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

The following table presents a reconciliation of the income tax provision (benefit) to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2009	2008
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(266)	$(892)
Increase (decrease) resulting from:
Permanent differences	174	29
Change in valuation allowance	173	607
Foreign tax rate variances	(163)	138
Deferred compensation	87	129
Investment in foreign subsidiaries	(12)	11
Other	6	39
Reduction to uncertain tax positions	-	(180)
Benefit for income taxes	$(1)	$(119)

As of June 30, 2009, the Company has net operating loss carryovers of $80.2 million and $57.8 million for federal and state income tax purposes, respectively. The federal and state net operating loss carryovers begin to expire in fiscal years 2021 and 2013, respectively.

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

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

The following table summarizes the Company’s liability for uncertain tax positions

	Years Ended June 30,
	2009	2008
	(In thousands)

Liability for uncertain tax positions	$78	$78
Accrued interest and penalties related to uncertain tax positions	85	75
Total liability	$163	$153

The Company had $6.8 million of gross unrecognized tax benefits as of June 30, 2009 and 2008. Of the total gross unrecognized tax benefits at June 30, 2009, $6.6 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company's valuation allowance of $6.6 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate.

The Company does not anticipate that the amount of unrecognized tax benefits as of June 30, 2009 will significantly increase or decrease within the next 12 months.

At June 30, 2009, the Company's fiscal 2002 through 2008 tax years remain open to examination by the Federal tax authorities. The Company's fiscal 2002 through fiscal 2008 tax years remain open to examination by the state taxing authorities. The Company's fiscal 2002 through fiscal 2008 tax years remain open to examination by the foreign taxing authorities.  The Company has net operating losses ("NOLs") beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

11.    Commitments and Contingencies

Leases

The Company leases office equipment and its office and warehouse facilities under non-cancelable capital and operating leases. In 2005, the Company renewed its office and warehouse facility lease in Irvine, California, commencing in August 2005 and expiring in July 2010.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

The following schedule represents minimum lease payments for all non-cancelable operating and capitalized leases as of June 30, 2009:

	Capital	Operating
Years Ended June 30,	Leases	Leases	Total
	(In thousands)
2010	$272	$870	$1,142
2011	271	278	549
2012	42	123	165
2013	20	-	20
2014	-	-	-
Total	605	$1,271	$1,876
Amounts representing interest	(60)
Present value of net minimum lease payments	545
Less: capital lease obligations, short-term portion
(included in other current liabilities)	236
Capital lease obligations, long-term portion	$309

The following table presents facilities rent expense:

	Years Ended June 30,
	2009	2008
	(In thousands)
Facilities rent expense	$891	$921

12.   Subsequent Events

The Company has evaluated subsequent events through September 28, 2009, which is the date the Company filed its Annual Report on Form 10-K for fiscal 2009 with the Securities and Exchange Commission. With the exception of the items listed below, there are no further subsequent events for disclosure.

On September 17, 2009, the Company entered into a building lease agreement (the “Lease”) for its corporate headquarters with the Irvine Company, LLC (the “Lessor”). The lease shall commence on the date which is the earlier to occur of: (i) the commencement by the Company of its regular business operations in the premises, or (ii) December 1, 2009. The Company’s existing lease with the Lessor shall terminate effective as of the day preceding the Lease commencement date.  The aggregate basic rent payable under the Lease during the 72-month lease term is $2,654,616. The Company is also obligated to pay as additional rent its proportionate share of Lessor's operating expenses. The Lease requires the Company to deliver to the Lessor an irrevocable stand-by letter of credit in the amount of $58,545 as security in the case of default. The Lessor is obligated to provide a tenant improvement allowance of $325,800 for tenant improvements, as defined by the Lease.

On August 18, 2009, eligible employees were granted awards of options to purchase common stock under the Company’s LTIP. Under the terms of the LTIP, eligible employees will receive a total of 4,124,732 options to purchase common shares. 25% of the options vest on September 1, 2010, and an additional 25% of the options vest each year thereafter, all subject to the recipients’ continued employment. The LTIP option awards were made from the Company’s 2000 Stock Plan. The exercise price was equal to the fair market value of the Company’s common stock on the date of grant as listed on the Nasdaq Capital Market.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

13.    Significant Geographic, Product Line, Customer and Supplier Information

Geographic

The following table presents the Company’s sales within geographic regions as a percentage of net revenue:

	Years Ended June 30,
	2009	2008
Americas	57.3%	57.6%
EMEA	28.6%	28.9%
Asia Pacific	14.1%	13.5%
Total	100.0%	100.0%

The following table presents sales to significant countries as a percentage of net revenue:

	Years Ended June 30,
	2009	2008
U.S.	43.0%	46.0%
Germany	15.0%	16.0%
Canada	12.0%	9.0%

Product Line

The following table presents the Company’s net revenue by product line:

	Years Ended June 30,
	2009	2008
	(In thousands)
Device enablement	$39,955	$44,993
Device management	7,387	8,694
Non-core	1,805	3,899
Total net revenues	$49,147	$57,586

Customers

The following table presents sales to the Company’s significant customers and a related party as a percentage of net revenue:

	Years Ended June 30,
	2009	2008
Top five customers (1)	38%	38%
Ingram Micro	11%	8%
Tech Data	8%	13%
Related parties	2%	2%
(1)  Includes Ingram Micro and Tech Data.

No other customer represented more than 10% of the Company’s annual net revenue during these fiscal years. Two international customers, transtec AG and barix AG, are related parties due to common ownership by the Company’s largest stockholder and Lantronix director, Bernhard Bruscha.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2009

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

	Quarter Ended Fiscal 2009
	Sept 30,	Dec 31,		Mar 31,	June 30,		Total
	(In thousands, except per share data)
Net revenue	$14,212	$12,885		$10,655	$11,395		$49,147
Gross profit	$7,524	$6,943		$5,569	$5,633		$25,669
Net income (loss)	$184	$(148	)(1)	$(263)	$(553	)(2)	$(780)
Basic and diluted net income (loss) per share	$0.00	$(0.00)		$(0.00)	$(0.01)		$(0.01	) *

	Quarter Ended Fiscal 2008
	Sep 30,	Dec 31,		Mar 31,	June 30,		Total
	(In thousands, except per share data)
Net revenue	$13,054	$15,277		$14,541	$14,714		$57,586
Gross profit	$6,441	$7,863		$7,334	$7,430		$29,068
Net income (loss)	$(1,653)	$983		$(464)	$(1,374	)(3)	$(2,508)
Basic and diluted net income (loss) per share	$(0.03)	$0.02		$(0.01)	$(0.02)		$(0.04	) *

*           Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

(1)   Includes restructuring charge of $593,000.
(2)   Includes restructuring charge of $108,000.
(3)   Includes restructuring charge of $757,000.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc.	8 – K	001-16027	99.1	07/29/2005
3.2	Amended and Restated Bylaws as amended on July 28, 2005	8 – K	001-16027	99.2	07/29/2005
4.1	Form of Registrant’s common stock certificate	S – 1, Amend. No. 1	333-37508		06/13/2000
10.1	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers	S – 1, Amend. No. 1	333-37508		06/13/2000
10.2	1993 Stock Option Plan and forms of agreements thereunder	S – 1, Amend. No. 1	333-37508		06/13/2000
10.3	1994 Nonstatutory Stock Option Plan and forms of agreements thereunder	S – 1, Amend. No. 1	333-37508		06/13/2000
10.4	2000 Stock Plan and forms of agreement thereunder	S – 8,	333-103395	4.1	02/24/2003
10.4.1	Form of Stock Option Agreement	10 – K	001-16027	10.4.1	09/11/07
10.5	Amendment to the 2000 Stock Plan	S – 8	333-103395	4.2	02/24/2003
10.6	2000 Employee Stock Purchase Plan, amended and restated as of November 18, 2004	S – 8,	333-121000	4.1	12/06/2004
10.7	Employment Agreement between Registrant and Fred Thiel	S – 1	333-37508		05/19/2000
10.8	Employment Agreement between Registrant and Steve Cotton	S – 1	333-37508		05/19/2000
10.9	Employment Agreement between Registrant and Johannes Rietschel	S – 1	333-37508		05/19/2000
10.10	Lease Agreement between Registrant and The Irvine Company	S – 1, Amend. No. 1	333-37508		06/13/2000
10.11	First Amendment to Lease Agreement between Registrant and Irvine Technology Partners III dated as of August 10, 1995	S – 1 Amend. No. 1	333-37508		06/13/2000
10.12	Second Amendment to Lease Agreement between Registrant and Irvine Technology Partners III dated as of July 6, 2000	10 – K	001-16027	10.03	09/28/2000
10.13	Third Amendment to Lease Agreement between Registrant and Irvine Technology Partners dated as of March 16, 2005	8 – K	001-16027	10.04	03/22/2005
10.14	Research and Development Agreement between Registrant and Gordian	S – 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406
10.15	Distributor Contract between Registrant and Tech Data Corporation	S – 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406
10.16	Distributor Contract between Registrant and Ingram Micro Inc.	S – 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406
10.17	Offer to Exchange Outstanding Options, dated December 19, 2002	Schedule TO	001-16027	99(a)(1)	12/19/2002
10.18	Loan and Security Agreement between Registrant and Silicon Valley Bank dated February 14, 2002	10 – Q	001-16027	10.16	02/14/2002
10.19	Amendment to Loan Documents between Registrant and Silicon Valley Bank dated February 15, 2005	8 – K	001-16027	10.17	02/15/2005

S-1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20	Letter from Ernst & Young LLP, dated January 21, 2005	8 – K	001-16027	16.1	01/21/2005
10.21	Loan and Security Agreement between Registrant and Silicon Valley Bank dated May 31, 2006.	8 – K	001-16027		06/02/2006
10.22	Consulting, Severance and Release Agreement effective as of January 22, 2007 between Registrant and James Kerrigan.	8 – K	001-16027	10.1	04/27/2007
10.23	Severance Agreement effective as of May 15, 2007 between the Registrant and Marc Nussbaum.	8 – K	001-16027	10.1	06/15/2007
10.24	Severance Agreement effective as of May 15, 2007 between the Registrant and Reagan Sakai.	8 – K	001-16027	10.1	06/20/2007
10.25	Agreement effective February 19, 2008 between the Registrant and Jerry Chase	8 – K	001-16027	10.1	02/26/2008
10.26	Amendment to the 2000 Stock Plan	8 – K	001-16027	10.1	03/06/2008
10.27	Amendment to Loan and Security Agreement between the Registrant Silicon Valley Bank	10 – K	001-16027	10.27	09/19/2008
10.28	Form of Performance Award Agreement	8 – K	001-16027	10.1	11/19/2008
10.29	Form of Long-Term Incentive Award Agreement	8 – K	001-16027	10.2	11/19/2008
10.30	Amendment to Letter Agreement effective as of December 26, 2008 between Registrant and Jerry D. Chase.	10 – Q	001-16027	10.1	02/13/2009
10.31	Amended and Restated Severance Agreement effective as of December 29, 2008 between Registrant and Reagan Y. Sakai.	10 – Q	001-16027	10.2	02/13/2009
10.32	Second Amendment to Letter Agreement effective as of February 12, 2009 between Registrant and Jerry D. Chase.	10 – Q	001-16027	10.3	02/13/2009
10.33	Amended and Restated Bylaws of Lantronix, Inc.	10 – Q	001-16027	3.1	05/14/2009
10.34	Lease Agreement between Registrant and the Irvine Company, LLC dated September 17, 2009	8 – K	001-106027	10.1	09/18/2009
10.35	Amendment to 2000 Stock Plan	10 – K				X
21.1	Subsidiaries of Registrant	10 – K				X
23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP					X
24.1	Power of Attorney (see page II-2)
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of Sarbanes Oxley Act of 2002					X

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lantronix has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 28th day of September, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lewis Solomon	Chairman of the Board	September 28, 2009
Lewis Solomon

/s/ Jerry D. Chase	President and Chief Executive Officer and	September 28, 2009
Jerry D. Chase	Director (Principal Executive Officer)

/s/ Reagan Y. Sakai	Chief Financial Officer and Secretary	September 28, 2009
Reagan Y. Sakai	(Principal Financial and Accounting Officer)

/s/ Curtis Brown	Director	September 28, 2009
Curtis Brown

/s/ Bernhard Bruscha	Director	September 28, 2009
Bernhard Bruscha

/s/ Larry Sanders	Director	September 28, 2009
Larry Sanders

/s/ Howard T. Slayen	Director	September 28, 2009
Howard T. Slayen

/s/ Thomas M. Wittenschlaeger	Director	September 28, 2009
Thomas M. Wittenschlaeger

S-3