Form 10-Q
period 2009-09-30
LANTRONIX INC
filed 2009-11-12
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

As of November 9, 2009, 61,740,460, shares of the Registrant’s common stock were outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	June 30,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$9,120	$9,137
Accounts receivable, net	1,665	1,851
Contract manufacturers' receivable	683	655
Inventories, net	6,103	6,479
Prepaid expenses and other current assets	603	529
Total current assets	18,174	18,651

Property and equipment, net	2,407	2,230
Goodwill	9,488	9,488
Purchased intangible assets, net	237	265
Other assets	136	122
Total assets	$30,442	$30,756

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,797	$5,626
Accrued payroll and related expenses	1,123	1,414
Warranty reserve	224	224
Restructuring reserve	31	76
Short-term debt	667	667
Other current liabilities	3,194	3,221
Total current liabilities	11,036	11,228
Non-current liabilities:
Long-term liabilities	108	117
Long-term capital lease obligations	363	309
Long-term debt	611	778
Total non-current liabilities	1,082	1,204
Total liabilities	12,118	12,432

Commitments and contingencies

Stockholders' equity:
Common stock	6	6
Additional paid-in capital	190,031	189,579
Accumulated deficit	(172,186)	(171,687)
Accumulated other comprehensive income	473	426
Total stockholders' equity	18,324	18,324
Total liabilities and stockholders' equity	$30,442	$30,756

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2009	2008
Net revenue (1)	$10,954	$14,212
Cost of revenue	5,237	6,688
Gross profit	5,717	7,524
Operating expenses:
Selling, general and administrative	4,620	5,208
Research and development	1,485	1,503
Restructuring charges	-	593
Amortization of purchased intangible assets	18	18
Total operating expenses	6,123	7,322
Income (loss) from operations	(406)	202
Interest expense, net	(47)	(26)
Other income (expense), net	(36)	22
Income (loss) before income taxes	(489)	198
Provision for income taxes	10	14
Net income (loss)	$(499)	$184

Net income (loss) per share (basic)	$(0.01)	$0.00
Net income (loss) per share (diluted)	$(0.01)	$0.00

Weighted-average shares (basic)	60,992	60,374
Weighted-average shares (diluted)	60,992	60,448

(1) Includes net revenue from related party	$125	$254

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	September 30,
	2009	2008
Operating activities
Net loss (Income)	$(499)	$184
Adjustments to reconcile net loss (income) to net cash provided by (used in) operating activities:
Share-based compensation	559	323
Restructuring charge	-	593
Depreciation	193	178
(Recovery) provision for inventories	(30)	4
Amortization of purchased intangible assets	28	30
Recovery of doubtful accounts	(5)	(40)
Changes in operating assets and liabilities:
Accounts receivable	191	1,273
Contract manufacturers' receivable	(28)	(69)
Inventories	406	(67)
Prepaid expenses and other current assets	11	(111)
Other assets	(14)	(20)
Accounts payable	172	(1,320)
Accrued payroll and related expenses	(313)	(808)
Warranty reserve	-	7
Restructuring reserve	(45)	(682)
Other liabilities	(152)	(276)
Net cash provided by (used in) operating activities	474	(801)
Investing activities
Purchases of property and equipment, net	(205)	(214)
Net cash used in investing activities	(205)	(214)
Financing activities
Proceeds from term loan	-	2,000
Minimum tax withholding paid on behalf of employees for restricted shares	(257)	-
Payment of term loan	(166)	(55)
Net proceeds from issuances of common stock	150	82
Payment of capital lease obligations	(67)	(91)
Net cash (used in) provided by financing activities	(340)	1,936
Effect of foreign exchange rate changes on cash	54	(138)
Increase (decrease) in cash and cash equivalents	(17)	783
Cash and cash equivalents at beginning of period	9,137	7,434
Cash and cash equivalents at end of period	$9,120	$8,217

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (the “Company” or “Lantronix”) have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 28, 2009. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2009, and the consolidated results of its operations and cash flows for the three months ended September 30, 2009 and 2008. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

In June 2009 the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification, or Codification, as the source of authoritative GAAP recognized by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009 and had no effect on our unaudited condensed consolidated financial statements.

2.	Computation of Net Income (Loss) per Share

Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net income (loss) per share:

	Three Months Ended
	September 30,
	2009	2008
	(In thousands,
	except per share data)
Numerator:
Net income (loss)	$(499)	$184
Denominator:
Weighted-average shares outstanding	63,111	62,695
Less: Unvested common shares outstanding	(2,119)	(2,321)
Weighted-average shares (basic)	60,992	60,374
Effect of dilutive securities:
Unvested common shares outstanding	-	-
Stock options	-	74
Denominator for net income (loss) per share (diluted)	60,992	60,448

Net income (loss) per share (basic)	$(0.01)	$0.00

Net income (loss) per share (diluted)	$(0.01)	$0.00

The following table presents the common stock equivalents excluded from the diluted net income (loss) per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents that could be dilutive in the future.

	Three Months Ended
	September 30,
	2009	2008
	(In thousands)
Common stock equivalents	8,332	8,887

3.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,	June 30,
	2009	2009
	(In thousands)
Finished goods	$4,130	$4,421
Raw materials	1,474	1,537
Inventory at distributors	1,368	1,355
Large scale integration chips *	841	909
Inventories, gross	7,813	8,222
Reserve for excess and obsolete inventory	(1,710)	(1,743)
Inventories, net	$6,103	$6,479

* This item is sold individually and embedded into the Company's products.

4.	Warranty

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

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2009	2009
	(In thousands)
Beginning balance	$224	$342
Charged to cost of revenues	63	116
Usage	(63)	(234)
Ending balance	$224	$224

5.	Restructuring Reserve

During the fourth fiscal quarter ended June 30, 2008, the Company implemented a restructuring plan to optimize its organization to better leverage existing customer and partner relationships in order to drive revenue growth and profitability. As part of the restructuring plan, 10 employees from the senior-level ranks of the sales, marketing, operations and engineering groups were terminated. During the first fiscal quarter ended September 30, 2008, the Company implemented a second restructuring plan. As part of the second restructuring plan, an additional 29 employees from all ranks and across all functional groups of the Company were terminated. During the second fiscal quarter ended December 31, 2008, the Company incurred additional restructuring charges related to the termination of a senior-level employee and closure of a sales office in France. During the fourth fiscal quarter ended June 30, 2009, the Company incurred restructuring charges related to the consolidation of its corporate headquarters.

The following table presents a summary of the activity in the Company’s restructuring reserve:

	Facilities	Severance	Total
	Termination	Related	Restructuring
	Costs	Costs	Costs
	(In thousands)
Restructuring reserve at June 30, 2009	$73	$3	$76
Restructuring charge	-	-	-
Cash payments	(43)	(2)	(45)
Restructuring reserve at September 30, 2009	$30	$1	$31

6.	Bank Line of Credit and Debt

In August 2008, the Company entered into an Amendment to Loan and Security Agreement, which provides for a three-year $2.0 million Term Loan and a two-year $3.0 million Revolving Credit Facility (the “Term Loan and Revolving Credit Facility” or “Loan Agreement”). The Term Loan was funded on August 26, 2008 and is payable in 36 equal installments of principal and monthly accrued interest. There are no borrowings outstanding on the Revolving Credit Facility as of the fiscal quarter end.

Borrowings under the Term Loan and Revolving Credit Facility bear interest at the greater of 6.25% or prime rate plus 1.25% per annum. If the Company achieves two consecutive quarters of positive EBITDAS (as defined in the Loan Agreement) greater than $1.00, and only for so long as the Company maintains EBITDAS greater than $1.00 at the end of each subsequent fiscal quarter, then the borrowings under the Term Loan and Revolving Credit Facility will bear interest at the greater of 5.75% or prime rate plus 0.75% per annum. Upon entering into the agreement, the Company paid a fully earned, non-refundable commitment fee of $35,000 and paid an additional $35,000 on the first anniversary of the effective date of the Term Loan.

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, purchase of materials, deposits for a building lease and security deposits:

	September 30,	June 30,
	2009	2009
	(In thousands)
Available borrowing capacity	$289	$426
Outstanding letters of credit	$971	$732

7.	Stockholders’ Equity

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

On August 18, 2009, eligible employees were granted awards of options to purchase common stock under the Company’s Long Term Incentive Plan (“LTIP”). Under the terms of the LTIP, eligible employees will receive a total of 4,074,226 options to purchase common shares. 25% of the options vest on September 1, 2010, and an additional 25% of the options vest each year thereafter, all subject to the recipients’ continued employment. The LTIP option awards were made from the Company’s 2000 Stock Plan. The exercise price was equal to the fair market value of the Company’s common stock on the date of grant as listed on the Nasdaq Capital Market.

The Company has previously erroneously reported on a Form 8-K dated September 15, 2009 that Jerry D. Chase, President and Chief Executive Officer and Reagan Y. Sakai, Chief Financial Officer and Secretary were granted 780,898 and 451,909 options, respectively, to purchase common stock under the Company's LTIP plan. The correct number of options granted on September 15, 2009 for Mr. Chase and Mr. Sakai were 460,346 and 266,404, respectively. The options 25% vest on September 1, 2010, and an additional 25% of the options vest each year thereafter, all subject to the recipients' continued employment. The LTIP option awards were made from the Company's 2000 Stock Plan. The exercise price was equal to the fair market value of the Company's common stock on the date of grant as listed on the Nasdaq Capital Market.

The board of directors has approved a performance plan for the fiscal year ended June 30, 2010 (“Performance Plan”), which will be paid in vested common shares if minimum revenue, non-GAAP income and management objectives are met.  As of September 30, 2009, the Company estimated it was at approximately 10% attainment per the Performance Plan which would result in an expense to share-based compensation of approximately $446,000 for the fiscal year ending June 30, 2010.  During the three months ended September 30, 2009, the Company recorded $112,000 to share-based compensation in connection with this Performance Plan.

The following table presents a summary of option activity under all of the Company’s stock option plans:

Number of
Shares
Balance of options outstanding at June 30, 2009	7,672,586
Options granted	5,029,476
Options forfeited	(69,678)
Options expired	(394,009)
Options exercised	(300,000)
Balance of options outstanding at September 30, 2009	11,938,375

The following table presents stock option grant date information:

	Three Months Ended
	September 30,
	2009	2008
Weighted-average grant date fair value per share	$0.31	$0.43
Weighted-average grant date exercise price per share	$0.43	$0.62

The following table presents a summary of restricted stock activity:

		Weighted
		Average
	Number of	Grant - Date
	Shares	Fair Value
Balance of restricted shares at June 30, 2009	2,832,397	$0.52
Granted	-	-
Forfeited	(80,065)	0.50
Vested	(633,635)	0.51
Balance of restricted shares at September 30, 2009	2,118,697	$0.52

The following table presents a summary of the total fair value of shares vested for all of the Company’s restricted share awards:

	Three Months Ended
	September 30,
	2009	2008
	(In thousands)
Fair value of shares vested	$348	$-

The following table presents a summary of remaining unrecognized share-based compensation by the vesting condition for the Company’s share-based plans:

	Remaining
	Unrecognized	Remaining
	Compensation	Years
Vesting Condition	Cost	To Vest
	(In thousands)
Stock Option Awards:
Service based	$2,277
Market and service based	661
Stock option awards	$2,938	2.8

Restricted Stock Awards:
Service based	954
Market and service based	43
Restricted stock awards	$997	2.7

The following table presents a summary of share-based compensation by functional line item:

	Three Months Ended
	September 30,
	2009	2008
	(In thousands)
Cost of revenues	$9	$12
Selling, general and administrative	423	229
Research and development	127	82
Total share-basd compensation	$559	$323

Warrants to Purchase Common Stock

During March 2008, the Company distributed warrants to purchase 1,079,615 shares of Lantronix common stock as consideration for settlement of a shareholder lawsuit. The warrants have a contractual life of four years and a strike price of $4.68.

8.	Income Taxes

At July 1, 2009, the Company’s fiscal 2002 through fiscal 2009 tax years remain open to examination by the Federal and state taxing authorities. The Company has net operating losses (“NOLs”) beginning in fiscal 2002 which cause the statute of limitations to remain open for the year in which the NOL was incurred.

The Company utilizes the liability method of accounting for income taxes. The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended
	September 30,
	2009	2008
Effective tax rate	2%	7%

The federal statutory rate was 34% for all periods. The difference between the Company’s effective tax rate and the federal statutory rate resulted primarily from the effect of its domestic losses recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

9.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended
	September 30,
	2009	2008
	(In thousands)
Net income (loss)	$(499)	$184
Other comprehensive income (loss):
Change in translation adjustments, net of taxes of $0	47	(96)
Total comprehensive income (loss)	$(452)	$88

10.	Litigation

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. Except as discussed below, the Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial position, operating results or cash flows.

During 2006, the Company concluded multiple securities lawsuits and litigation with a former executive officer. The Company may have an obligation to continue to indemnify the former executive officer and defend him in the litigation regarding the securities violation with which he has been charged. As of September 30, 2009, the Company had $118,000 of reimbursable legal expenses recorded as a liability on its consolidated balance sheet.  A receivable for the insurance reimbursement has been recorded for the same amount.

11.	Subsequent Events

The Company has evaluated subsequent events through November 11, 2009, which is the date the Company filed its Quarterly Report on Form 10-Q for first fiscal quarter ending September 30, 2009 with the Securities and Exchange Commission. There are no further subsequent events for disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

                You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.  The information contained in this Report is not a complete description of our business. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and subsequent reports on our Current Reports on Form 8-K.

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

The following describes our non-core product line:

•
Non-core – Over the years, we have innovated or acquired various product lines that are no longer part of our primary, core markets described above. In general, these non-core product lines represent decreasing markets and we minimize research and development in these product lines. Included in this category are terminal servers, visualization solutions, legacy print servers, software and other miscellaneous products. We have announced the end-of-life for almost all of our non-core products and expect a steep decline in non-core revenues in fiscal 2010 while we complete the exit of this product category.

Financial Highlights and Other Information for the Fiscal Quarter Ended September 30, 2009

The following is a summary of the key factors and significant events that impacted our financial performance during the fiscal quarter ended September 30, 2009:

•
Net revenue was $11.0 million for the fiscal quarter ended September 30, 2009, a decrease of $3.3 million or 22.9%, compared to $14.2 million for the fiscal quarter ended September 30, 2008. The decrease was primarily the result of a $2.8 million, or 20.6%, decrease in our device networking product lines and a $470,000, or 69.0%, decrease in our non-core product lines.

•
Gross profit margin was 52.2% for the fiscal quarter ended September 30, 2009, compared to 52.9% for the fiscal quarter ended September 30, 2008.  The decrease in gross profit margin percent was primarily attributable to product mix during the quarter.

•	Loss from operations was $406,000 for the fiscal quarter ended September 30, 2009, compared to income from operations of $202,000 for the fiscal quarter ended September 30, 2008.

•
Net loss was $499,000, or $0.01 per basic and diluted share, for the fiscal quarter ended September 30, 2009, compared to net income of $184,000, or $0.00 per basic and diluted share, for the fiscal quarter ended September 30, 2008.

•	Cash and cash equivalents remained consistent at $9.1 million as of September 30, 2009 and June 30, 2009.

•
Net accounts receivable were $1.7 million as of September 30, 2009, a decrease of $186,000, compared to $1.9 million as of June 30, 2009. Days sales outstanding (“DSO”) in receivables were 14 days for the fiscal quarter ended September 30, 2009 compared to 22 days for the fiscal quarter ended June 30, 2009. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

•
Net inventories were $6.1 million as of September 30, 2009, compared to $6.5 million as of June 30, 2009. Inventory turns were 3.3 turns for the fiscal quarter ended September 30, 2009, compared to 3.2 turns for the fiscal quarter ended June 30, 2009.

Critical Accounting Policies and Estimates

                The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended September 30, 2009 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Recent Accounting Pronouncements

In September 2009 the FASB reached a consensus on Accounting Standards Update (“ASU”), 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor-specific objective evidence (“VSOE”) or ii) third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

Consolidated Results of Operations

The following table presents the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

	Three Months Ended
	September 30,
	2009	2008

Net revenues	100.0%	100.0%
Cost of revenues	47.8%	47.1%
Gross profit	52.2%	52.9%
Operating expenses:
Selling, general and administrative	42.2%	36.6%
Research and development	13.6%	10.6%
Restructuring charges	0.0%	4.2%
Amortization of purchased intangible assets	0.2%	0.1%
Total operating expenses	55.9%	51.5%
Income (loss) from operations	(3.7%)	1.4%
Interest expense, net	(0.4%)	(0.2%)
Other income (expense), net	(0.3%)	0.2%
Income (loss) before income taxes	(4.5%)	1.4%
Provision for income taxes	0.1%	0.1%
Net income (loss)	(4.6%)	1.3%

Comparison of the Fiscal Quarters Ended September 30, 2009 and 2008

Net Revenue by Product Line

The following table presents fiscal quarter net revenue by product line:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$8,740	79.8%	$11,553	81.3%	$(2,813)	(24.3%)
Device management	2,003	18.3%	1,978	13.9%	25	1.3%
Device networking	10,743	98.1%	13,531	95.2%	(2,788)	(20.6%)
Non-core	211	1.9%	681	4.8%	(470)	(69.0%)
Net revenue	$10,954	100.0%	$14,212	100.0%	$(3,258)	(22.9%)

The decrease in net revenue for the three months ended September 30, 2009, compared to the three months ended September 30, 2008 was the result of a decrease in net revenue from our device enablement and non-core product lines.  The decrease in our device enablement product line was due to a decrease in our embedded device enablement products, and more specifically, our XPort, ASIC and Micro product families and our external device enablement products, more specifically, our UDS, MSS and XPress product families.  We are no longer investing in the development of our non-core product lines and expect net revenue related to these products to continue to decline in the future as we focus our investment on our device networking product lines.

Net Revenue by Geographic Region

The following table presents fiscal quarter net revenue by geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,251	57.1%	$8,428	59.3%	$(2,177)	(25.8%)
EMEA	2,909	26.6%	3,812	26.8%	(903)	(23.7%)
Asia Pacific	1,794	16.3%	1,972	13.9%	(178)	(9.0%)
Net revenue	$10,954	100.0%	$14,212	100.0%	$(3,258)	(22.9%)

All major geographic regions contributed to the decrease in net revenue for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease in the Americas region was primarily due to the decrease in our device enablement product lines, and more specifically, the XPort, UDS, Micro, MSS, ASIC, EDS and XPress product families, as well a decrease in our non-core product lines. The decrease in our EMEA (“Europe, Middle East and Africa”) region was primarily due to a decrease in our device enablement product lines, and more specifically, the ASIC, XPort, UDS, MSS and XPress product families. The decrease in our Asia Pacific region was due to a decrease in our device management product lines, and more specifically, the SLC product family.

Gross Profit

The following table presents fiscal quarter gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$5,717	52.2%	$7,524	52.9%	$(1,807)	(24.0%)

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

The decrease in gross profit margin for the three months ended September 30, 2009, compared to the three months ended September 30, 2008 was primarily attributable to product mix during the quarter.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

The following table presents fiscal quarter selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,398		$2,806		$(408)	(14.5%)
Professional fees & outside services	616		799		(183)	(22.9%)
Advertising and marketing	458		556		(98)	(17.6%)
Facilities	328		379		(51)	(13.5%)
Share-based compensation	423		229		194	84.7%
Depreciation	133		130		3	2.3%
Bad debt expense (recovery)	(5)		(40)		35	(87.5%)
Other	269		349		(80)	(22.9%)
Selling, general and administrative	$4,620	42.2%	$5,208	36.6%	$(588)	(11.3%)

In order of significance, the decrease in selling, general and administrative expenses for the three months ended September 30, 2009, compared to the three months ended September 30, 2008 was primarily due to: (i) decreased personnel-related expenses as a result of the restructuring activities taken during the prior fiscal year in response to the economic downturn and (ii) decreased professional fees and advertising and marketing expenses as a result of cost cutting measures and taking a more focused spending approach; offset by (iii) increased share-based compensation as a result of new option and share grants related to the fiscal 2010 share-based compensation plans.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents fiscal quarter research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$973		$1,055		$(82)	(7.8%)
Facilities	244		248		(4)	(1.6%)
Professional fees & outside services	48		48		-	0.0%
Share-based compensation	127		82		45	54.9%
Depreciation	16		18		(2)	(11.1%)
Other	77		52		25	48.1%
Research and development	$1,485	13.6%	$1,503	10.6%	$(18)	(1.2%)

Research and development expenses remained consistent for the three months ended September 30, 2009 and 2008.

Restructuring Charges

During the first fiscal quarter ended September 30, 2008, we implemented a restructuring plan that included terminating 29 employees from all ranks and across all functional groups of the Company.

The following table presents fiscal quarter restructuring charges:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Restructuring charges	$-	0.0%	$593	4.2%	$(593)	(100.0%)

Provision for Income Taxes

At July 1, 2009, our fiscal 2002 through fiscal 2009 tax years remain open to examination by the Federal and state taxing authorities.  We have net operating losses (“NOLs”) beginning in fiscal 2002 which cause the statute of limitations to remain open for the year in which the NOL was incurred.

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended
	September 30,
	2009	2008
Effective tax rate	2%	7%

We utilize the liability method of accounting for income taxes.  The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our domestic net deferred tax assets for the fiscal quarters ended September 30, 2009 and 2008.

Liquidity and Capital Resources

The following table presents details of our working capital and cash:

	September 30,	June 30,	Increase
	2009	2009	(Decrease)
	(In thousands)
Working capital	$7,138	$7,423	$(285)
Cash and cash equivalents	$9,120	$9,137	$(17)

In order of significance, our working capital as of September 30, 2009 decreased as compared to June 30, 2009, which was primarily due to: (i) a decrease in inventory due to the timing of shipments and inventory receipts and (ii) a decrease in accounts receivable as a result of the timing of shipments and cash collections, offset by (iii) a decrease in accrued payroll and related expenses due to the timing of payroll periods.  Our cash balance remained consistent compared to the quarter ended June 30, 2009.

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

In August 2008, we entered into an Amendment to Loan and Security Agreement, which provides for a three-year $2.0 million Term Loan and a two-year $3.0 million Revolving Credit Facility (the “Term Loan and Revolving Credit Facility” or “Loan Agreement”). The Term Loan was funded on August 26, 2008 and is payable in 36 equal installments of principal and monthly accrued interest. There are no borrowings outstanding on the Revolving Credit Facility as of the fiscal quarter end.

Borrowings under the Term Loan and Revolving Credit Facility bear interest at the greater of 6.25% or prime rate plus 1.25% per annum. If we achieve two consecutive quarters of positive EBITDAS (as defined in the Loan Agreement) greater than $1.00, and only for so long as we maintain EBITDAS greater than $1.00 at the end of each subsequent fiscal quarter, then the borrowings under the Term Loan and Revolving Credit Facility will bear interest at the greater of 5.75% or prime rate plus 0.75% per annum. Upon entering into the agreement, we paid a fully earned, non-refundable commitment fee of $35,000 and paid an additional $35,000 on the first anniversary of the effective date of the Term Loan.

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, purchase of materials, deposits for a building lease and security deposits:

	September 30,	June 30,
	2009	2009
	(In thousands)
Available borrowing capacity	$289	$426
Outstanding letters of credit	$971	$732

As of September 30, 2009 and June 30, 2009, approximately $656,000 and $666,000, respectively, of our cash was held by our foreign subsidiaries in foreign bank accounts.  Such cash may be unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign subsidiaries’ board of directors.

Cash Flows for the Three Months Ended

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2009	2008
	(In thousands)
Net cash provided by (used in):
Net loss (Income)	$(499)	$184
Non-cash operating expenses, net	745	1,088
Changes in operating assets and liabilities:	-	-
Accounts receivable	191	1,273
Inventories	406	(67)
Contract manufacturers' receivable	(28)	(69)
Prepaid expenses and other current assets	11	(111)
Other assets	(14)	(20)
Accounts payable	172	(1,320)
Accrued payroll and related expenses	(313)	(808)
Warranty reserve	-	7
Restructuring reserve	(45)	(682)
Other liabilities	(152)	(276)
Net cash provided by (used in) operating activities	474	(801)
Net cash used in investing activities	(205)	(214)
Net cash (used in) provided by financing activities	(340)	1,936
Effect of foreign exchange rate changes on cash	54	(138)
Increase (decrease) in cash and cash equivalents	$(17)	$783

Cash Flows for the Three Months Ended

Operating activities provided cash during the three months ended September 30, 2009. This was the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) a decrease in inventories due to the timing of shipments and receipts and (ii) a decrease in accounts receivable due to the timing of collections and linearity of sales and (iii) an increase in accounts payable; offset by (iv) a decrease in accrued payroll and related expenses due to the timing of payment periods and (v) a decrease in other liabilities mainly due to a decrease in customer prepayments.

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

Investing activities used cash during the three months ended September 30, 2009 and 2008, due to the purchase of property and equipment.

Financing activities used cash during the three months ended September 30, 2009 due to (i) payments for the minimum tax withholdings on behalf of employees for vested restricted shares and (ii) payments on capital lease obligations and the term loan; offset by (iii) proceeds from the sale of common shares through employee stock option exercises.

Financing activities provided cash during the fiscal quarter ended September 30, 2008. This was due to (i) proceeds from the new term loan and (ii) the sale of common shares through the 2000 Employee Stock Purchase Plan (the “ESPP”); offset by (iii) repayments on capital lease obligations and the term loan.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2009.

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

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced, and expect to continue to experience, significant fluctuations in net revenues, expenses and operating results from quarter to quarter. We, therefore, believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. A high percentage of our operating expenses are relatively fixed and are based on our expectations of future net revenue. If we were to experience a reduction in revenue in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that fiscal quarter would be harmed. If our operating results in future fiscal quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

•	changes in business and economic conditions, including a downturn in the overall economy;

•	changes in the mix of net revenue attributable to higher-margin and lower-margin products;

•	customers’ decisions to defer or accelerate orders;

•	variations in the size or timing of orders for our products;

•	changes in demand for our products;

•	fluctuations in exchange rates;

•	defects and other product quality problems;

•	loss or gain of significant customers;

•	short-term fluctuations in the cost or availability of our critical components;

•	announcements or introductions of new products by our competitors;

•	effects of terrorist attacks in the U.S. and abroad;

•	changes in demand for devices that incorporate our products; and

•	our customers’ decisions to integrate network access and control directly onto their platforms.

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

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “LTRX.” We currently are not in compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq Capital Market. We intend to appeal the determination to the Nasdaq Panel. We note that on October 8, 2009, we filed a definitive proxy statement that included a stockholder proposal requesting authorization for a reverse stock split. The Company's annual meeting is scheduled to be held on November 18, 2009. If our common stock is delisted from The Nasdaq Capital Market, some or all of the following might be impacted, harming our investors:

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

The following table presents sales to our significant customers as a percentage of net revenue:

	Three Months Ended
	September 30,
	2009	2008
Top five customers (1)	37.6%	34.7%
Tech Data	10.8%	7.4%
Ingram Micro	7.9%	12.0%

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

The following table presents our sales within geographic regions:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,251	57.1%	$8,428	59.3%	$(2,177)	(25.8%)
EMEA	2,909	26.6%	3,812	26.8%	(903)	(23.7%)
Asia Pacific	1,794	16.3%	1,972	13.9%	(178)	(9.0%)
Net revenue	$10,954	100.0%	$14,212	100.0%	$(3,258)	(22.9%)

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

The following table presents the components of our inventory, including the reserve for excess and obsolete inventory:

	September 30,	June 30,
	2009	2009
	(In thousands)
Finished goods	$4,130	$4,421
Raw materials	1,474	1,537
Inventory at distributors	1,368	1,355
Large scale integration chips *	841	909
Inventories, gross	7,813	8,222
Reserve for excess and obsolete inventory	(1,710)	(1,743)
Inventories, net	$6,103	$6,479

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

Date: November 11, 2009	LANTRONIX, INC.
(Registrant)

	By:	/s/ Jerry D. Chase
Jerry D. Chase
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Reagan Y. Sakai
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