Form 10-Q
period 2009-12-31
LANTRONIX INC
filed 2010-02-09
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.

Commission file number: 1-16027

LANTRONIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0362767
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

167 Technology Drive, Irvine, California
(Address of principal executive offices)

92618
 (Zip Code)

(949) 453-3990
(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report:  N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of February 2, 2010, 10,315,208, shares of the Registrant’s common stock were outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
December 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	June 30,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$9,379	$9,137
Accounts receivable, net	1,762	1,851
Contract manufacturers' receivable	1,026	655
Inventories, net	6,606	6,479
Prepaid expenses and other current assets	847	529
Total current assets	19,620	18,651

Property and equipment, net	2,660	2,230
Goodwill	9,488	9,488
Purchased intangible assets, net	203	265
Other assets	128	122
Total assets	$32,099	$30,756

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,583	$5,626
Accrued payroll and related expenses	950	1,414
Warranty reserve	224	224
Restructuring reserve	-	76
Short-term debt	667	667
Other current liabilities	3,062	3,221
Total current liabilities	12,486	11,228
Non-current liabilities:
Long-term liabilities	662	117
Long-term capital lease obligations	222	309
Long-term debt	444	778
Total non-current liabilities	1,328	1,204
Total liabilities	13,814	12,432

Commitments and contingencies

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	190,397	189,584
Accumulated deficit	(172,561)	(171,687)
Accumulated other comprehensive income	448	426
Total stockholders' equity	18,285	18,324
Total liabilities and stockholders' equity	$32,099	$30,756

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net revenue (1)	$11,478	$12,885	$22,432	$27,097
Cost of revenue	5,429	5,942	10,666	12,630
Gross profit	6,049	6,943	11,766	14,467
Operating expenses:
Selling, general and administrative	4,855	5,315	9,475	10,523
Research and development	1,510	1,549	2,995	3,052
Restructuring charges	-	128	-	721
Amortization of purchased intangible assets	18	18	36	36
Total operating expenses	6,383	7,010	12,506	14,332
Income (loss) from operations	(334)	(67)	(740)	135
Interest expense, net	(42)	(57)	(89)	(83)
Other income (expense), net	11	(16)	(25)	6
Income (loss) before income taxes	(365)	(140)	(854)	58
Provision for income taxes	10	8	20	22
Net income (loss)	$(375)	$(148)	$(874)	$36

Net income (loss) per share (basic)	$(0.04)	$(0.01)	$(0.09)	$0.00
Net income (loss) per share (diluted)	$(0.04)	$(0.01)	$(0.09)	$0.00

Weighted-average shares (basic)	10,301	10,084	10,234	10,073
Weighted-average shares (diluted)	10,301	10,084	10,234	10,107

(1) Includes net revenue from related party	$142	$306	$267	$560

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	December 31,
	2009	2008
Operating activities
Net income (loss)	$(874)	$36
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	1,143	1,064
Depreciation	404	366
(Recovery) provision for inventories	(119)	101
Amortization of purchased intangible assets	62	58
Provision (recovery) of doubtful accounts	12	(37)
Restructuring charge	-	721
Changes in operating assets and liabilities:
Accounts receivable	77	2,057
Contract manufacturers' receivable	(371)	(456)
Inventories	(8)	(190)
Prepaid expenses and other current assets	(352)	(121)
Other assets	(5)	10
Accounts payable	1,928	(1,222)
Accrued payroll and related expenses	(478)	(901)
Warranty reserve	-	(76)
Restructuring reserve	(76)	(1,391)
Other liabilities	59	488
Net cash provided by operating activities	1,402	507
Investing activities
Purchases of property and equipment, net	(625)	(354)
Net cash used in investing activities	(625)	(354)
Financing activities
Minimum tax withholding paid on behalf of employees for restricted shares	(263)	-
Payment of term loan	(333)	(222)
Net proceeds from issuances of common stock	150	88
Payment of capital lease obligations	(138)	(179)
Proceeds from term loan	-	2,000
Net cash (used in) provided by financing activities	(584)	1,687
Effect of foreign exchange rate changes on cash	49	(123)
Increase in cash and cash equivalents	242	1,717
Cash and cash equivalents at beginning of period	9,137	7,434
Cash and cash equivalents at end of period	$9,379	$9,151

 See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (the “Company” or “Lantronix”) have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 28, 2009. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 2009, and the consolidated results of its operations and cash flows for the three and six months ended December 31, 2009 and 2008. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification, or Codification, as the source of authoritative GAAP recognized by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009 and had no effect on our unaudited condensed consolidated financial statements.

2.	Computation of Net Income (Loss) per Share

Basic and diluted net income (loss) per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year, adjusted to reflect the December 2009 one-for-six reverse stock split.

The following table presents the computation of net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(375)	$(148)	$(874)	$36
Denominator:
Weighted-average shares outstanding	10,620	10,599	10,553	10,588
Less: Unvested common shares outstanding	(319)	(515)	(319)	(515)
Weighted-average shares (basic)	10,301	10,084	10,234	10,073
Effect of dilutive securities:
Unvested common shares outstanding	-	-	-	34
Stock options	-	-	-	-
Denominator for net income (loss) per share (diluted)	10,301	10,084	10,234	10,107

Net income (loss) per share (basic)	$(0.04)	$(0.01)	$(0.09)	$0.00

Net income (loss) per share (diluted)	$(0.04)	$(0.01)	$(0.09)	$0.00

The following table presents the common stock equivalents excluded from the diluted net income (loss) per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents that could be dilutive in the future.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)
Common stock equivalents	1,201	1,518	1,351	1,427

3.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	June 30,
	2009	2009
	(In thousands)
Finished goods	$4,445	$4,421
Raw materials	1,513	1,537
Inventory at distributors	1,384	1,355
Large scale integration chips *	792	909
Inventories, gross	8,134	8,222
Reserve for excess and obsolete inventory	(1,528)	(1,743)
Inventories, net	$6,606	$6,479

* This item is sold individually and embedded into the Company's products.

4.	Warranty

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

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2009	2009
	(In thousands)
Beginning balance	$224	$342
Charged to cost of revenues	117	116
Usage	(117)	(234)
Ending balance	$224	$224

5.	Restructuring Reserve

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

The following table presents a summary of the activity in the Company’s restructuring reserve:

	Facilities	Severance	Total
	Termination	Related	Restructuring
	Costs	Costs	Costs
(In thousands)
Restructuring reserve at June 30, 2009	$73	$3	$76
Restructuring charge	-	-	-
Cash payments	(73)	(3)	(76)
Restructuring reserve at December 31, 2009	$-	$-	$-

6.	Bank Line of Credit and Debt

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

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, purchase of materials, deposits for a building lease and security deposits:

	December 31, 2009	June 30, 2009
	(In thousands)
Available borrowing capacity	$948	$426
Outstanding letters of credit	$651	$732

7.	Stockholders’ Equity

Common Stock

On November 18, 2009, Lantronix stockholders approved a proposal to authorize the Company’s board of directors to implement, at its discretion, a reverse stock split of the Company’s outstanding shares of common stock within a range of one-third to one-sixth of a share for each outstanding share of common stock, and to file an Amendment to the Company’s Certificate of Incorporation (the “Certificate of Amendment”) to effect such a reverse stock split. On November 18, 2009, the board of directors authorized a one-for-six reverse stock split of the Company’s common stock. On December 18, 2009, the Company filed the Certificate of Amendment.  All references to common shares and per-share data for all periods presented in this report have been retrospectively adjusted to give effect to this reverse stock split. As no change was made to the par value of the common shares, $5,000 was reclassified from common stock to additional paid-in capital.

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

On August 18, 2009, eligible employees were granted awards of options to purchase common stock under the Company’s Long Term Incentive Plan (“LTIP”). Under the terms of the LTIP, eligible employees were granted a total of 679,038 options to purchase common shares. Twenty-five percent of the options vest on September 1, 2010, and an additional 25% of the options vest each year thereafter, all subject to the recipients’ continued employment. The LTIP option awards were made from the Company’s 2000 Stock Plan. The exercise price was equal to the fair market value of the Company’s common stock on the date of grant as listed on the Nasdaq Capital Market.

On September 15, 2009, Jerry D. Chase, President and Chief Executive Officer and Reagan Y. Sakai, Chief Financial Officer and Secretary were granted 76,724 and 44,400 options, respectively, to purchase common stock under the Company’s LTIP plan.  Twenty-five percent of the options vest on September 1, 2010, and an additional 25% of the options vest each year thereafter, all subject to the recipients’ continued employment. The LTIP option awards were made from the Company’s 2000 Stock Plan. The exercise price was equal to the fair market value of the Company’s common stock on the date of grant as listed on the Nasdaq Capital Market.

The compensation committee of the board of directors approved a performance plan for the fiscal year ended June 30, 2010 (“Performance Plan”), which will be paid in vested common shares if minimum revenue, non-GAAP income and management objectives are met.  As of December 31, 2009, the Company estimated it was at approximately 10% attainment per the Performance Plan which would result in an expense to share-based compensation of approximately $435,000 for the fiscal year ending June 30, 2010.  During the six months ended December 31, 2009, the Company recorded $217,000 to share-based compensation in connection with this Performance Plan.

The following table presents a summary of option activity under all of the Company’s stock option plans:

Number of
Shares
Balance of options outstanding at June 30, 2009	1,278,505
Options granted	980,219
Options forfeited	(55,919)
Options expired	(83,913)
Options exercised	(50,000)
Balance of options outstanding at December 31, 2009	2,068,892

The following table presents stock option grant date information:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Weighted-average grant date fair value per share	$2.14	$2.10	$1.88	$2.22
Weighted-average grant date exercise price per share	$3.06	$3.18	$2.66	$3.30

The following table presents a summary of restricted stock activity:

		Weighted
		Average
	Number of	Grant - Date
	Shares	Fair Value
Balance of restricted shares at June 30, 2009	472,065	$3.12
Granted	-	-
Forfeited	(22,693)	3.00
Vested	(130,763)	3.09
Balance of restricted shares at December 31, 2009	318,609	$3.14

The following table presents a summary of the total fair value of shares vested for all of the Company’s restricted share awards:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)
Fair value of shares vested	$77	$-	$425	$-

The following table presents a summary of remaining unrecognized share-based compensation by the vesting condition for the Company’s share-based plans:

	Remaining
	Unrecognized	Remaining
	Compensation	Years
Vesting Condition	Cost	To Vest
	(In thousands)
Stock Option Awards:
Service based	$2,204
Market and service based	567
Stock option awards	$2,771	2.9

Restricted Stock Awards:
Service based	837
Market and service based	37
Restricted stock awards	$874	2.5

The following table presents a summary of share-based compensation by functional line item:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)
Cost of revenues	$10	$35	$19	$47
Selling, general and administrative	428	485	851	714
Research and development	146	221	273	303
Total share-basd compensation	$584	$741	$1,143	$1,064

Warrants to Purchase Common Stock

During March 2008, the Company distributed warrants to purchase 179,935 shares of Lantronix common stock as consideration for settlement of a shareholder lawsuit. The warrants have a contractual life of four years and a strike price of $28.08.

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

The Company utilizes the liability method of accounting for income taxes. The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Effective tax rate	3%	6%	2%	38%

The federal statutory rate was 34% for all periods. The difference between the Company’s effective tax rate and the federal statutory rate resulted primarily from the effect of its domestic losses recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

9.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$(375)	$(148)	$(874)	$36
Other comprehensive income (loss):
Change in translation adjustments, net of taxes of $0	(25)	2	22	(94)
Total comprehensive loss	$(400)	$(146)	$(852)	$(58)

10.	Litigation

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. Except as discussed below, the Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial position, operating results or cash flows.

During 2006, the Company concluded multiple securities lawsuits and litigation with a former executive officer. The Company may have had an obligation to continue to indemnify the former executive officer and defend him in the litigation regarding the securities violation with which he has been charged. As of December 31, 2009, the litigation had been settled and all legal expenses had been reimbursed by insurance.

11.	Subsequent Events

The Company has evaluated subsequent events through February 8, 2010, which is the date the Company filed its Quarterly Report on Form 10-Q for the fiscal quarter ending December 31, 2009 with the Securities and Exchange Commission. There are no further subsequent events for disclosure.

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

Financial Highlights and Other Information for the Fiscal Quarter Ended December 31, 2009

The following is a summary of the key factors and significant events that impacted our financial performance during the fiscal quarter ended December 31, 2009:

•
Net revenue was $11.5 million for the fiscal quarter ended December 31, 2009, a decrease of $1.4 million or 10.9%, compared to $12.9 million for the fiscal quarter ended December 31, 2008. The decrease was primarily the result of a $1.2 million, or 9.7%, decrease in our device networking product lines and a $205,000, or 38.8%, decrease in our non-core product lines.

•
Gross profit margin was 52.7% for the fiscal quarter ended December 31, 2009, compared to 53.9% for the fiscal quarter ended December 31, 2008.  The decrease in gross profit margin percent was primarily attributable to product mix, increased freight costs and employee severance during the quarter.

•	Loss from operations was $334,000 for the fiscal quarter ended December 31, 2009, compared to $67,000 for the fiscal quarter ended December 31, 2008.

•
Net loss was $375,000, or $0.04 per basic and diluted share, for the fiscal quarter ended December 31, 2009, compared to $148,000, or $0.01 per basic and diluted share, for the fiscal quarter ended December 31, 2008.

•	Cash and cash equivalents were $9.4 million as of December 31, 2009, an increase of $242,000, compared to $9.1 million as of June 30, 2009.

•
Net accounts receivable were $1.8 million as of December 31, 2009, a decrease of $89,000, compared to $1.9 million as of June 30, 2009. Days sales outstanding (“DSO”) in receivables were 14 days for the fiscal quarter ended December 31, 2009 compared to 22 days for the fiscal quarter ended June 30, 2009. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

•
Net inventories were $6.6 million as of December 31, 2009, compared to $6.5 million as of June 30, 2009. Inventory turns were 3.3 turns for the fiscal quarter ended December 31, 2009, compared to 3.2 turns for the fiscal quarter ended June 30, 2009.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended December 31, 2009 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Consolidated Results of Operations

The following table presents the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.3%	46.1%	47.5%	46.6%
Gross profit	52.7%	53.9%	52.5%	53.4%
Operating expenses:
Selling, general and administrative	42.3%	41.2%	42.2%	38.8%
Research and development	13.2%	12.0%	13.4%	11.3%
Restructuring charges	0.0%	1.0%	0.0%	2.7%
Amortization of purchased intangible assets	0.2%	0.1%	0.2%	0.1%
Total operating expenses	55.6%	54.4%	55.8%	52.9%
Income (loss) from operations	(2.9%)	(0.5%)	(3.3%)	0.5%
Interest expense, net	(0.4%)	(0.4%)	(0.4%)	(0.3%)
Other income (expense), net	0.1%	(0.1%)	(0.1%)	0.0%
Income (loss) before income taxes	(3.2%)	(1.1%)	(3.8%)	0.2%
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net income (loss)	(3.3%)	(1.1%)	(3.9%)	0.1%

Comparison of the Fiscal Quarters Ended December 31, 2009 and 2008

Net Revenue by Product Line

The following table presents fiscal quarter net revenue by product line:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$9,255	80.6%	$10,115	78.5%	$(860)	(8.5%)
Device management	1,899	16.5%	2,241	17.4%	(342)	(15.3%)
Device networking	11,154	97.1%	12,356	95.9%	(1,202)	(9.7%)
Non-core	324	2.9%	529	4.1%	(205)	(38.8%)
Net revenue	$11,478	100.0%	$12,885	100.0%	$(1,407)	(10.9%)

The decrease in net revenue for the three months ended December 31, 2009, compared to the three months ended December 31, 2008 was the result of a decrease in net revenue from our device enablement, device management and non-core product lines.  The decrease in our device enablement product line was due to a decrease in our embedded device enablement products, and more specifically, our Micro, ASIC and XPort product families, offset by an increase in our WiPort and MatchPort product families, and a decrease in our external device enablement products, more specifically, our EDS, MSS and WiBox product families.  The decrease in our device management product line was due to a decrease in our SLC, SLB and SLP product families.  We are no longer investing in the development of our non-core product lines and expect net revenue related to these products to continue to decline in the future as we focus our investment on our device networking product lines.

The following table presents fiscal year-to-date net revenue by product line:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$17,995	80.2%	$21,668	80.0%	$(3,673)	(17.0%)
Device management	3,902	17.4%	4,219	15.6%	(317)	(7.5%)
Device networking	21,897	97.6%	25,887	95.6%	(3,990)	(15.4%)
Non-core	535	2.4%	1,210	4.4%	(675)	(55.8%)
Net revenue	$22,432	100.0%	$27,097	100.0%	$(4,665)	(17.2%)

The decrease in net revenue for the six months ended December 31, 2009, compared to the six months ended December 31, 2008 was the result of a decrease in net revenue from our device enablement, device management and non-core product lines.  The decrease in our device enablement product line was due to a decrease in our embedded device enablement products, and more specifically, our XPort, ASIC and Micro product families, offset by an increase in our MatchPort product families, and a decrease in our external device enablement products, more specifically, our EDS, UDS, MSS, XPress and WiBridge product families.  The decrease in our device management product line was due to a decrease in our SCS, SLB and SLP product families.  We are no longer investing in the development of our non-core product lines and expect net revenue related to these products to continue to decline in the future as we focus our investment on our device networking product lines.

Net Revenue by Geographic Region

The following table presents fiscal quarter net revenue by geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,135	53.5%	$7,544	58.5%	$(1,409)	(18.7%)
EMEA	3,548	30.9%	3,668	28.5%	(120)	(3.3%)
Asia Pacific	1,795	15.6%	1,673	13.0%	122	7.3%
Net revenue	$11,478	100.0%	$12,885	100.0%	$(1,407)	(10.9%)

The decrease in net revenue for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 was primarily the result of a decrease in the Americas region.  The decrease in the Americas region was due to the decrease in our device enablement, device management and non-core product lines.  The decrease in America’s device enablement net revenue was due to a decrease in the XPort, Micro, EDS, WiBox, and UDS product families.  The decrease in the Americas device management net revenue was due to a decrease in our SLC, SLB and SLP product families.  We are no longer investing in the development of our non-core product lines.

The following table presents fiscal year-to-date net revenue by geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Americas	$12,386	55.2%	$15,972	58.9%	$(3,586)	(22.5%)
EMEA	6,457	28.8%	7,480	27.6%	(1,023)	(13.7%)
Asia Pacific	3,589	16.0%	3,645	13.5%	(56)	(1.5%)
Net revenue	$22,432	100.0%	$27,097	100.0%	$(4,665)	(17.2%)

The decrease in net revenue for the six months ended December 31, 2009 compared to the six months ended December 31, 2008 was primarily the result of a decrease in the Americas and EMEA (“Europe, Middle East and Africa”) regions.  The decrease in the Americas region was due to the decrease in our device enablement, device management and non-core product lines.  The decrease in America’s device enablement net revenue was due to a decrease in the XPort, Micro, EDS, MSS, and UDS product families.  The decrease in the Americas device management net revenue was due to a decrease in our SLC, SLB, SCS and SLP product families.  We are no longer investing in the development of our non-core product lines. The decrease in our EMEA region was primarily due to a decrease in our device enablement product lines, and more specifically, the ASIC, XPort, UDS, EDS, MSS and XPress product families.

Gross Profit

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

The following table presents fiscal quarter gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$6,049	52.7%	$6,943	53.9%	$(894)	(12.9%)

The decrease in gross profit margin for the three months ended December 31, 2009, compared to the three months ended December 31, 2008 was primarily attributable to product mix, increased freight costs and employee severance.

The following table presents fiscal year-to-date gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$11,766	52.5%	$14,467	53.4%	$(2,701)	(18.7%)

The decrease in gross profit margin for the six months ended December 31, 2009, compared to the six months ended December 31, 2008 was primarily attributable to product mix, increased freight costs and employee severance.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

The following table presents fiscal quarter selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,540		$2,734		$(194)	(7.1%)
Professional fees & outside services	491		534		(43)	(8.1%)
Advertising and marketing	596		712		(116)	(16.3%)
Facilities	306		321		(15)	(4.7%)
Share-based compensation	428		485		(57)	(11.8%)
Depreciation	147		139		8	5.8%
Bad debt expense	17		4		13	325.0%
Other	330		386		(56)	(14.5%)
Selling, general and administrative	$4,855	42.3%	$5,315	41.2%	$(460)	(8.7%)

In order of significance, the decrease in selling, general and administrative expenses for the three months ended December 31, 2009, compared to the three months ended December 31, 2008 was primarily due to: (i) decreased personnel-related expenses as a result of the restructuring activities taken during the prior fiscal year and a company-wide furlough program that was taken in response to the economic downturn and (ii) decreased advertising and marketing expenses as a result of cost cutting measures and taking a more focused spending approach.

The following table presents fiscal year-to-date selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,938		$5,540		$(602)	(10.9%)
Professional fees & outside services	1,107		1,333		(226)	(17.0%)
Advertising and marketing	1,054		1,268		(214)	(16.9%)
Facilities	634		700		(66)	(9.4%)
Share-based compensation	851		714		137	19.2%
Depreciation	280		269		11	4.1%
Bad debt expense (recovery)	12		(37)		49	(132.4%)
Other	599		736		(137)	(18.6%)
Selling, general and administrative	$9,475	42.2%	$10,523	38.8%	$(1,048)	(10.0%)

In order of significance, the decrease in selling, general and administrative expenses for the six months ended December 31, 2009, compared to the six months ended December 31, 2008 was primarily due to: (i) decreased personnel-related expenses as a result of the restructuring activities taken during the prior fiscal year and a company-wide furlough program that was taken in response to the economic downturn and (ii) decreased professional fees and advertising and marketing expenses as a result of cost cutting measures and taking a more focused spending approach; offset by (iii) increased share-based compensation as a result of new option and share grants related to the fiscal 2010 share-based compensation plans.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents fiscal quarter research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$946		$989		$(43)	(4.3%)
Facilities	278		236		42	17.8%
Professional fees & outside services	95		40		55	137.5%
Share-based compensation	146		221		(75)	(33.9%)
Depreciation	16		19		(3)	(15.8%)
Other	29		44		(15)	(34.1%)
Research and development	$1,510	13.2%	$1,549	12.0%	$(39)	(2.5%)

In order of significance, the decrease in research and development expenses for the three months ended December 31, 2009, compared to the three months ended December 31, 2008 was primarily due to: (i) decreased share-based compensation due to the timing of option grants and (ii) decreased personnel-related expenses as a result of the restructuring activities taken during the prior fiscal year and a company-wide furlough program that was taken in response to the economic downturn; offset by (iii) increased professional fees and outside services due specific projects.

The following table presents fiscal year-to-date research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,919		$2,044		$(125)	(6.1%)
Facilities	522		484		38	7.9%
Professional fees & outside services	143		88		55	62.5%
Share-based compensation	273		303		(30)	(9.9%)
Depreciation	32		37		(5)	(13.5%)
Other	106		96		10	10.4%
Research and development	$2,995	13.4%	$3,052	11.3%	$(57)	(1.9%)

In order of significance, the decrease in research and development expenses for the six months ended December 31, 2009, compared to the six months ended December 31, 2008 was primarily due to: (i) decreased personnel-related expenses as a result of the restructuring activities taken during the prior fiscal year and a company-wide furlough program that was taken in response to the economic downturn; offset by (ii) increased professional fees and outside services due specific projects.

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

The following table presents fiscal quarter restructuring charges:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Restructuring charges	$-	0.0%	$128	1.0%	$(128)	(100.0%)

The following table presents fiscal year-to-date restructuring charges:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Restructuring charges	$-	0.0%	$721	2.7%	$(721)	(100.0%)

Provision for Income Taxes

At July 1, 2009, our fiscal 2002 through fiscal 2009 tax years remain open to examination by the Federal and state taxing authorities.  We have net operating losses (“NOLs”) beginning in fiscal 2002 which cause the statute of limitations to remain open for the year in which the NOL was incurred.

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Effective tax rate	3%	6%	2%	38%

We utilize the liability method of accounting for income taxes.  The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our domestic net deferred tax assets for the fiscal quarters ended December 31, 2009 and 2008.

Liquidity and Capital Resources

The following table presents details of our working capital and cash:

	December 31,	June 30,	Increase
	2009	2009	(Decrease)
	(In thousands)
Working capital	$7,134	$7,423	$(289)
Cash and cash equivalents	$9,379	$9,137	$242

In order of significance, our working capital as of December 31, 2009 decreased as compared to June 30, 2009, primarily due to: (i) an increase in accounts payable due to the timing of payments; offset by (ii) a decrease in accrued payroll and related expenses due to the timing of payroll periods and (iii) an increase in receivables from our contract manufacturers’ as a result of the timing of shipments and cash collections.  Our cash balance increased by $242,000 as of December 31, 2009 compared to the quarter ended June 30, 2009.

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

In August 2008, we entered into an amendment to Loan and Security Agreement (the “Amendment to Loan and Security Agreement”), which provides for a three-year $2.0 million Term Loan and a two-year $3.0 million Revolving Credit Facility (the “Term Loan and Revolving Credit Facility” or “Loan Agreement”). The Term Loan was funded on August 26, 2008 and is payable in 36 equal installments of principal and monthly accrued interest. There are no borrowings outstanding on the Revolving Credit Facility as of the fiscal quarter end.

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

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, purchase of materials, deposits for a building lease and security deposits:

	December 31,	June 30,
	2009	2009
	(In thousands)
Available borrowing capacity	$948	$426
Outstanding letters of credit	$651	$732

As of December 31, 2009 and June 30, 2009, approximately $387,000 and $666,000, respectively, of our cash was held by our foreign subsidiaries in foreign bank accounts. Such cash may be unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign subsidiaries’ board of directors.

Cash Flows for the Three and Six Months Ended

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)
Net cash provided by (used in):
Net income (loss)	$(375)	$(148)	$(874)	$36
Non-cash operating expenses, net	757	1,185	1,502	2,273
Changes in operating assets and liabilities:
Accounts receivable	(114)	784	77	2,057
Inventories	(414)	(123)	(8)	(190)
Contract manufacturers' receivable	(343)	(387)	(371)	(456)
Prepaid expenses and other current assets	(363)	(10)	(352)	(121)
Other assets	9	30	(5)	10
Accounts payable	1,756	98	1,928	(1,222)
Accrued payroll and related expenses	(165)	(93)	(478)	(901)
Warranty reserve	-	(83)	-	(76)
Restructuring reserve	(31)	(709)	(76)	(1,391)
Other liabilities	211	764	59	488
Net cash provided by operating activities	928	1,308	1,402	507
Net cash used in investing activities	(420)	(140)	(625)	(354)
Net cash (used in) provided by financing activities	(244)	(249)	(584)	1,687
Effect of foreign exchange rate changes on cash	(5)	15	49	(123)
Increase in cash and cash equivalents	$259	$934	$242	$1,717

Cash Flows for the Three Months Ended

Operating activities provided cash during the three months ended December 31, 2009. This was the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) an increase in accounts payable due to the timing of payments; offset by (ii) an increase in inventory due to the timing of receipts and (iii) an increase in prepaid expenses and other current assets due to a large receivable from the Company’s landlord for reimbursements related to improvements on the new corporate headquarters  and (iv) an increase in contract manufacturers’ receivables due to the timing of collections and shipments.

Operating activities provided cash during the three months ended December 31, 2008. This was the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss. Significant non-cash items included share-based compensation, depreciation and a restructuring charge. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) a decrease in accounts receivable due to the timing of collections and linearity of sales and (ii) an increase in other liabilities mainly due to an increase in customer pre-payments; offset by (iii) payments made against the restructuring reserve and (iv) and increase in contract manufactures’ receivables due to the timing of collections and linearity of shipments.

Investing activities used cash during the three months ended December 31, 2009 and 2008, due to the purchase of property and equipment.

Financing activities used cash during the three months ended December 31, 2009 and 2008, due to payments on capital lease obligations and the term loan.

Cash Flows for the Six Months Ended

Operating activities provided cash during the six months ended December 31, 2009.  This was the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) an increase in accounts payable due to the timing of payments; offset by (ii) a decrease in accrued payroll and related expenses due to the timing of payroll periods and (iii) an increase in contract manufacturers’ receivable due to the timing of collections and shipments and (iv) an increase in prepaid expenses and other current assets due to a large receivable from the Company’s landlord for reimbursements related to improvements on the new corporate headquarters.

Operating activities provided cash during the six months ended December 31, 2008. This was the result of net income and non-cash operating expenses offset by cash used in operating assets and liabilities. Significant non-cash items included share-based compensation, a restructuring charge and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) payments made against the restructuring reserve and (ii) a decrease in accounts payable due to the pay down of vendors with the proceeds from the term loan, (iii) a decrease in accrued payroll as a result of the timing of payroll cycles at quarter end, and (iv) and increase in contract manufacturers’ receivable due to the timing of collections and linearity of shipments; offset by (v) a decrease in accounts receivable due to the timing of collections and linearity of sales and (vi) an increase in other liabilities as a result of an increase in customer prepayments.

Investing activities used cash during the six months ended December 31, 2009 and 2008, due to the purchase of property and equipment.

Financing activities used cash during the six months ended December 31, 2009 due to (i) payments for the minimum tax withholdings on behalf of employees for vested restricted shares and (ii) payments on capital lease obligations and the term loan; offset by (iii) proceeds from the sale of common shares through employee stock option exercises.

Financing activities provided cash during the six months ended December 31, 2008. This was due to proceeds from the new term loan and sale of common shares through the 2000 Employee Stock Purchase Plan (the “ESPP”) offset by payments on capital lease obligations and the term loan.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2009.

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

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 10 to our notes to the unaudited condensed consolidated financial statements of Part I, Item 1 of this Form 10-Q is hereby incorporated by reference.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves numerous risks and uncertainties. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section. This section should be read in conjunction with the consolidated financial statements and accompanying notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and in the risks described in our Annual Report on Form 10-K. If any of these risks or uncertainties actually occurs with material adverse effects on Lantronix, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Our quarterly operating results may fluctuate, which could cause our stock price to decline.

We have experienced, and expect to continue to experience, significant fluctuations in net revenues, expenses and operating results from quarter to quarter. We, therefore, believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. A high percentage of our operating expenses are relatively fixed and are based on our expectations of future net revenue. If we were to experience a reduction in revenue in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that fiscal quarter would be harmed. If our operating results in future fiscal quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

•	changes in business and economic conditions, including the recent global economic recession;

•	changes in the mix of net revenue attributable to higher-margin and lower-margin products;

•	customers’ decisions to defer or accelerate orders;

•	variations in the size or timing of orders for our products;

•	changes in demand for our products;

•	fluctuations in exchange rates;

•	defects and other product quality problems;

•	loss or gain of significant customers;

•	short-term fluctuations in the cost or availability of our critical components;

•	announcements or introductions of new products by our competitors;

•	effects of terrorist attacks in the U.S. and abroad;

•	changes in demand for devices that incorporate our products; and

•	our customers’ decisions to integrate network access and control directly onto their platforms.

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

The following table presents sales to our significant customers as a percentage of net revenue:

	Six Months Ended
	December 31,
	2009	2008
Top five customers (1)	38.6%	36.4%
Tech Data	11.4%	6.8%
Ingram Micro	7.8%	13.2%

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

Environmental regulations such as the Waste Electrical and Electronic Equipment (“WEEE”) directive may require us to redesign our products and to develop compliance administration systems.

Various countries have begun to require companies selling a broad range of electrical equipment to conform to regulations such as the WEEE directive and we expect additional countries and locations to adopt similar regulations in the future. New environmental standards such as these could require us to redesign our products in order to comply with the standards, and require the development of compliance administration systems. We have already invested significant resources into developing compliance tracking systems, and further investments may be required. Additionally, we may incur significant costs to redesign our products and to develop compliance administration systems; however alternative designs may have an adverse effect on our gross profit margin. If we cannot develop compliant products timely or properly administer our compliance programs, our revenue may also decline due to lower sales, which would adversely affect our operating results.

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

The following table presents our sales within geographic regions:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2009	Revenue	2008	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,135	53.5%	$7,544	58.5%	$(1,409)	(18.7%)
EMEA	3,548	30.9%	3,668	28.5%	(120)	(3.3%)
Asia Pacific	1,795	15.6%	1,673	13.0%	122	7.3%
Net revenue	$11,478	100.0%	$12,885	100.0%	$(1,407)	(10.9%)

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

The following table presents the components of our inventory, including the reserve for excess and obsolete inventory:

	December 31,	June 30,
	2009	2009
	(In thousands)
Finished goods	$4,445	$4,421
Raw materials	1,513	1,537
Inventory at distributors	1,384	1,355
Large scale integration chips *	792	909
Inventories, gross	8,134	8,222
Reserve for excess and obsolete inventory	(1,528)	(1,743)
Inventories, net	$6,606	$6,479

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

Substantial litigation regarding intellectual property rights exists in our industry. For example, in May 2006 we settled a patent infringement lawsuit with Digi in which we signed an agreement with Digi to cross-license each other’s patents for six years. There is a risk that we will not be able to negotiate a new cross-license agreement when the current cross-license expires in May 2012. The results of litigation are inherently uncertain, and adverse outcomes are possible. Adverse outcomes may have a material adverse effect on our business, financial condition or results of operations.

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

We have not historically relied on patents to protect our proprietary rights, although we are now building a patent portfolio. In May 2006, we entered into a six-year patent cross-license agreement with Digi in which the parties agreed to cross-license each other’s patents, which could reduce the value of our existing patent portfolio. We rely primarily on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions that we have taken:

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

On November 18, 2009, 9,427,039 shares were represented in person or by proxy at the meeting, which constituted a quorum. The results of the three proposals, adjusted to reflect the December 2009 one-for-six reverse stock split, were as follows:

1. The following seven directors were elected to the Company’s Board:

Nominee	For	Against
Curtis Brown	9,288,825	138,047
Bernhard Bruscha	6,523,726	2,903,146
Jerry D. Chase	9,366,009	60,863
Larry Sanders	9,361,530	65,342
Howard T. Slayen	9,369,995	56,877
Lewis Solomon	9,359,737	67,135
Thomas M. Wittenschlaeger	7,816,980	1,609,892

2. To authorize the Board to implement, in its discretion, a reverse stock split of our outstanding shares of common stock with a range of one-third to one-sixth of a share for each outstanding share of common stock, and to file an amendment to our Certificate of Incorporation to effect such a reverse stock split:

Proposal	For	Against	Abstain
Reverse stock split	9,258,932	155,783	12,158

Upon receiving stockholder approval, the Board was granted the discretion to determine the reverse split ratio of the number of shares of common stock between and including three and six, which will be combined, converted and exchanged into one share of common stock and to direct our officers to execute and file the amendment to our Certificate of Incorporation, which shall so specify such ratio, at any time before the first anniversary date of the 2009 Annual Meeting. Furthermore, pursuant to Section 242(c) of the Delaware General Corporation Law, the Board may elect to abandon such proposed amendment without further action by the stockholders.

The reverse stock split would become effective as of 5:00 p.m. Eastern time on the date of filing of the amendment to our Certificate of Incorporation with the office of the Secretary of State of the State of Delaware. Except as with respect to fractional shares, on the effective date of the reverse stock split, not less than three and not more than six shares, as applicable, of common stock issued and outstanding immediately prior that effective date will be, automatically and without any action on the part of the stockholders, combined, converted and changed into one share of common stock in accordance with the ratio of the reverse stock split determined by the Board within the limits set forth above.

3. To ratify the appointment of McGladrey & Pullen, LLP as our independent registered public accountants for the fiscal year ending June 30, 2010:

Nominee	For	Against	Abstain
McGladrey & Pullen, LLP	9,360,542	32,769	33,562

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description of Document

3.1	Amended and Restated Bylaws
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

Date: February 8, 2010	LANTRONIX, INC. (Registrant)

	By:	/s/ Jerry D. Chase
Jerry D. Chase
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Reagan Y. Sakai
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