Form 10-Q
period 2010-03-31
LANTRONIX INC
filed 2010-05-03
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 27, 2010, 10,321,208, shares of the Registrant’s common stock were outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	June 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$9,313	$9,137
Accounts receivable, net	2,575	1,851
Contract manufacturers' receivable	1,002	655
Inventories, net	6,449	6,479
Prepaid expenses and other current assets	542	529
Total current assets	19,881	18,651

Property and equipment, net	2,424	2,230
Goodwill	9,488	9,488
Purchased intangible assets, net	177	265
Other assets	134	122
Total assets	$32,104	$30,756

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,230	$5,626
Accrued payroll and related expenses	1,137	1,414
Warranty reserve	224	224
Restructuring reserve	-	76
Short-term debt	667	667
Other current liabilities	3,247	3,221
Total current liabilities	12,505	11,228
Non-current liabilities:
Long-term liabilities	657	117
Long-term capital lease obligations	188	309
Long-term debt	278	778
Total non-current liabilities	1,123	1,204
Total liabilities	13,628	12,432

Commitments and contingencies

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	190,773	189,584
Accumulated deficit	(172,697)	(171,687)
Accumulated other comprehensive income	399	426
Total stockholders' equity	18,476	18,324
Total liabilities and stockholders' equity	$32,104	$30,756

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net revenue (1)	$12,124	$10,655	$34,556	$37,752
Cost of revenue	5,772	5,086	16,438	17,716
Gross profit	6,352	5,569	18,118	20,036
Operating expenses:
Selling, general and administrative	4,804	4,446	14,279	14,969
Research and development	1,643	1,367	4,638	4,419
Restructuring charges	-	(23)	-	698
Amortization of purchased intangible assets	18	18	54	54
Total operating expenses	6,465	5,808	18,971	20,140
Loss from operations	(113)	(239)	(853)	(104)
Interest expense, net	(29)	(51)	(118)	(134)
Other income (expense), net	17	37	(8)	43
Loss before income taxes	(125)	(253)	(979)	(195)
Provision for income taxes	11	10	31	32
Net loss	$(136)	$(263)	$(1,010)	$(227)

Net loss per share (basic and diluted)	$(0.01)	$(0.03)	$(0.10)	$(0.02)

Weighted-average shares (basic and diluted)	10,318	10,087	10,262	10,078

(1) Includes net revenue from related parties	$214	$244	$481	$804

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	March 31,
	2010	2009
Operating activities
Net loss	$(1,010)	$(227)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	1,527	1,359
Depreciation	658	568
(Recovery) provision for inventories	(132)	9
Amortization of purchased intangible assets	88	87
Provision for doubtful accounts	12	54
Restructuring charge	-	698
Changes in operating assets and liabilities:
Accounts receivable	(736)	2,764
Contract manufacturers' receivable	(347)	159
Inventories	162	69
Prepaid expenses and other current assets	(53)	(350)
Other assets	(12)	10
Accounts payable	1,603	(1,671)
Accrued payroll and related expenses	(287)	(880)
Warranty reserve	-	(118)
Restructuring reserve	(76)	(1,388)
Other liabilities	(15)	(129)
Cash received related to tenant incentives	280	-
Net cash provided by operating activities	1,662	1,014
Investing activities
Purchases of property and equipment, net	(644)	(495)
Net cash used in investing activities	(644)	(495)
Financing activities
Minimum tax withholding paid on behalf of employees for restricted shares	(263)	-
Payment of term loan	(499)	(389)
Net proceeds from issuances of common stock	155	88
Payment of capital lease obligations	(209)	(252)
Proceeds from term loan	-	2,000
Net cash (used in) provided by financing activities	(816)	1,447
Effect of foreign exchange rate changes on cash	(26)	(244)
Increase in cash and cash equivalents	176	1,722
Cash and cash equivalents at beginning of period	9,137	7,434
Cash and cash equivalents at end of period	$9,313	$9,156

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

1.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (the “Company” or “Lantronix”) have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 28, 2009. They contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2010, and the consolidated results of its operations and cash flows for the three and nine months ended March 31, 2010 and 2009. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

The following table presents the computation of net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator:
Net loss	$(136)	$(263)	$(1,010)	$(227)
Denominator:
Weighted-average shares outstanding	10,611	10,580	10,555	10,571
Less: Unvested common shares outstanding	(293)	(493)	(293)	(493)
Weighted-average shares (basic and diluted)	10,318	10,087	10,262	10,078

Net loss per share (basic and diluted)	$(0.01)	$(0.03)	$(0.10)	$(0.02)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands)
Common stock equivalents	1,143	1,281	1,184	1,379

3.           Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31,	June 30,
	2010	2009
	(In thousands)
Finished goods	$4,169	$4,421
Raw materials	1,667	1,537
Inventory at distributors	1,523	1,355
Large scale integration chips *	526	909
Inventories, gross	7,885	8,222
Reserve for excess and obsolete inventory	(1,436)	(1,743)
Inventories, net	$6,449	$6,479

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

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2010	2009
	(In thousands)
Beginning balance	$224	$342
Charged to cost of revenues	142	116
Usage	(142)	(234)
Ending balance	$224	$224

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

The following table presents a summary of the activity in the Company’s restructuring reserve:

	Facilities	Severance	Total
	Termination	Related	Restructuring
	Costs	Costs	Costs
(In thousands)
Restructuring reserve at June 30, 2009	$73	$3	$76
Restructuring charge	-	-	-
Cash payments	(73)	(3)	(76)
Restructuring reserve at March 31, 2010	$-	$-	$-

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

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, purchase of materials, deposits for a building lease and security deposits:

	March 31,	June 30,
	2010	2009
	(In thousands)
Available borrowing capacity	$1,445	$426
Outstanding letters of credit	$729	$732

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

The compensation committee of the board of directors approved a performance plan for the fiscal year ended June 30, 2010 (“Performance Plan”), which will be paid in vested common shares if minimum revenue, non-GAAP income and management objectives are met. If the Company achieves its estimated attainment, it will record share-based compensation of approximately $306,000 for the fiscal year ending June 30, 2010. During the nine months ended March 31, 2010, the Company recorded $230,000 of share-based compensation in connection with this Performance Plan, which is recorded as long-term liability on the consolidated balance sheet.

The following table presents a summary of option activity under all of the Company’s stock option plans:

Number of
Shares
Balance of options outstanding at June 30, 2009	1,278,505
Options granted	1,008,137
Options forfeited	(132,695)
Options expired	(95,556)
Options exercised	(51,000)
Balance of options outstanding at March 31, 2010	2,007,391

The following table presents stock option grant date information:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Weighted-average grant date fair value per share	$2.30	$2.34	$1.89	$2.22
Weighted-average grant date exercise price per share	$3.24	$3.36	$2.67	$3.30

The following table presents a summary of restricted stock activity:

		Weighted
		Average
	Number of	Grant - Date
	Shares	Fair Value
Balance of restricted shares at June 30, 2009	472,065	$3.12
Granted	-	-
Forfeited	(42,871)	3.00
Vested	(135,763)	3.16
Balance of restricted shares at March 31, 2010	293,431	$3.11

The following table presents a summary of the total fair value of shares vested for all of the Company’s restricted share awards:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands)
Fair value of shares vested	$18	$15	$443	$15

The following table presents a summary of remaining unrecognized share-based compensation by the vesting condition for the Company’s share-based plans:

	Remaining Unrecognized	Remaining
	Compensation	Years
Vesting Condition	Cost	To Vest
	(In thousands)
Stock Option Awards:
Service based	$1,906
Market and service based	465
Stock option awards	$2,371	2.8

Restricted Stock Awards:
Service based	710
Market and service based	29
Restricted stock awards	$739	2.2

The following table presents a summary of share-based compensation by functional line item:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands)
Cost of revenues	$11	$2	$30	$49
Selling, general and administrative	257	242	1,108	956
Research and development	116	51	389	354
Total share-basd compensation	$384	$295	$1,527	$1,359

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

The Company utilizes the liability method of accounting for income taxes. The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Effective tax rate	9%	4%	3%	16%

The federal statutory rate was 34% for all periods. The difference between the Company’s effective tax rate and the federal statutory rate resulted primarily from the effect of its domestic losses recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

9.           Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(136)	$(263)	$(1,010)	$(227)
Other comprehensive income (loss):
Change in translation adjustments, net of taxes of $0	(49)	2	(27)	(94)
Total comprehensive loss	$(185)	$(261)	$(1,037)	$(321)

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

Financial Highlights and Other Information for the Fiscal Quarter Ended March 31, 2010

The following is a summary of the key factors and significant events that impacted our financial performance during the fiscal quarter ended March 31, 2010:

•
Net revenue was $12.1 million for the fiscal quarter ended March 31, 2010, an increase of $1.5 million or 14%, compared to $10.7 million for the fiscal quarter ended March 31, 2009. The increase was primarily the result of a $1.6 million, or 15.6%, increase in our device networking product lines, offset by a $142,000, or 46.0%, decrease in our non-core product lines.

•
Gross profit margin was 52.4% for the fiscal quarter ended March 31, 2010, compared to 52.3% for the fiscal quarter ended March 31, 2009. The increase in gross profit margin percent was primarily attributable to lower inventory reserve costs offset by an increase in freight costs compared to the prior year quarter.

•	Loss from operations was $113,000 for the fiscal quarter ended March 31, 2010, compared to $239,000 for the fiscal quarter ended March 31, 2009.

•
Net loss was $136,000, or $0.01 per basic and diluted share, for the fiscal quarter ended March 31, 2010, compared to $263,000, or $0.03 per basic and diluted share, for the fiscal quarter ended March 31, 2009.

•	Cash and cash equivalents were $9.3 million as of March 31, 2010, an increase of $176,000, compared to $9.1 million as of June 30, 2009.

•
Net accounts receivable were $2.6 million as of March 31, 2010, an increase of $724,000, compared to $1.9 million as of June 30, 2009. Days sales outstanding (“DSO”) in receivables were 16 days for the fiscal quarter ended March 31, 2010 compared to 22 days for the fiscal quarter ended June 30, 2009. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

•
Net inventories were $6.4 million as of March 31, 2010, compared to $6.5 million as of June 30, 2009. Inventory turns were 3.6 turns for the fiscal quarter ended March 31, 2010, compared to 3.2 turns for the fiscal quarter ended June 30, 2009.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended March 31, 2010 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Consolidated Results of Operations

The following table presents the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2010		2009		2010		2009

Net revenues	100.0%		100.0%		100.0%		100.0%
Cost of revenues	47.6%		47.7%		47.6%		46.9%
Gross profit	52.4%		52.3%		52.4%		53.1%
Operating expenses:
Selling, general and administrative	39.6%		41.7%		41.3%		39.7%
Research and development	13.6%		12.8%		13.4%		11.7%
Restructuring charges	0.0%		(0.2%	)	0.0%		1.8%
Amortization of purchased intangible assets	0.1%		0.2%		0.2%		0.1%
Total operating expenses	53.3%		54.5%		54.9%		53.3%
Loss from operations	(0.9%	)	(2.2%	)	(2.5%	)	(0.3%	)
Interest expense, net	(0.2%	)	(0.5%	)	(0.3%	)	(0.4%	)
Other income (expense), net	0.1%		0.3%		(0.0%	)	0.1%
Loss before income taxes	(1.0%	)	(2.4%	)	(2.8%	)	(0.5%	)
Provision for income taxes	0.1%		0.1%		0.1%		0.1%
Net loss	(1.1%	)	(2.5%	)	(2.9%	)	(0.6%	)

Comparison of the Fiscal Quarters Ended March 31, 2010 and 2009

Net Revenue by Product Line

The following table presents fiscal quarter net revenue by product line:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$9,572	79.0%	$8,737	82.0%	$835	9.6%
Device management	2,385	19.7%	1,609	15.1%	776	48.2%
Device networking	11,957	98.7%	10,346	97.1%	1,611	15.6%
Non-core	167	1.3%	309	2.9%	(142)	(46.0%	)
Net revenue	$12,124	100.0%	$10,655	100.0%	$1,469	13.8%

The increase in net revenue for the three months ended March 31, 2010, compared to the three months ended March 31, 2009 was the result of an increase in net revenue from our device enablement and device management product lines, offset by a decrease in our non-core product lines. The increase in our device enablement product line was due to a increase in our embedded device enablement products, and more specifically, our XPort, Micro and MatchPort product families,  offset by a decrease in our external device enablement products, more specifically, our WiBox product family. The increase in our device management product line was due to an increase in our SLC and SLS product families, which were impacted by a sale of SLCs to a single U.S. customer. We are no longer investing in the development of our non-core product lines and expect net revenue related to these products to continue to decline in the future as we focus our investment on our device networking product lines.

The following table presents fiscal year-to-date net revenue by product line:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$27,567	79.8%	$30,405	80.5%	$(2,838)	(9.3%	)
Device management	6,287	18.2%	5,828	15.4%	459	7.9%
Device networking	33,854	98.0%	36,233	95.9%	(2,379)	(6.6%	)
Non-core	702	2.0%	1,519	4.1%	(817)	(53.8%	)
Net revenue	$34,556	100.0%	$37,752	100.0%	$(3,196)	(8.5%	)

The decrease in net revenue for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009 was the result of a decrease in net revenue from our device enablement and non-core product lines, offset by an increase in our device management product lines. The decrease in our device enablement product line was due to a decrease in our embedded device enablement products, and more specifically, our XPort, ASIC and Micro product families, offset by an increase in our MatchPort product families, and a decrease in our external device enablement products, more specifically, our EDS, UDS, WiBox, MSS and WiBridge product families. The increase in our device management product line was due to an increase in our SLC and SLS product families, offset by a decrease in our SCS, SLB and SLP product families. We are no longer investing in the development of our non-core product lines and expect net revenue related to these products to continue to decline in the future as we focus our investment on our device networking product lines.

Net Revenue by Geographic Region

The following table presents fiscal quarter net revenue by geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Americas	$7,027	58.0%	$5,715	53.6%	$1,312	23.0%
EMEA	3,185	26.3%	3,200	30.0%	(15)	(0.5%	)
Asia Pacific	1,912	15.7%	1,740	16.4%	172	9.9%
Net revenue	$12,124	100.0%	$10,655	100.0%	$1,469	13.8%

The increase in net revenue for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily the result of an increase in the Americas region. The increase in the Americas region was due to the increase in our device management and device enablement product lines, offset by a decrease in our non-core product lines. The increase in America’s device management net revenue was due to an increase in the SLC and SLS families, which were impacted by a sale of SLC’s to a single U.S. customer in the amount of $764,000. The increase in America’s device enablement net revenue was due to an increase in the XPort, Micro, EDS, MatchPort product families, offset by a decrease in our WiBox product family. We are no longer investing in the development of our non-core product lines.

The following table presents fiscal year-to-date net revenue by geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Americas	$19,413	56.2%	$21,687	57.4%	$(2,274)	(10.5%	)
EMEA	9,642	27.9%	10,680	28.3%	(1,038)	(9.7%	)
Asia Pacific	5,501	15.9%	5,385	14.3%	116	2.2%
Net revenue	$34,556	100.0%	$37,752	100.0%	$(3,196)	(8.5%	)

The decrease in net revenue for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 was primarily the result of a decrease in the Americas and EMEA (“Europe, Middle East and Africa”) regions. The decrease in the Americas region was due to the decrease in our device enablement and non-core product lines, offset by an increase in our device management product lines. The decrease in America’s device enablement net revenue was due to a decrease in the Micro, ASIC, EDS, MSS, WiBox, and UDS product families. The increase in the Americas device management net revenue was due to an increase in our SLC and SLS product families. We are no longer investing in the development of our non-core product lines. The decrease in our EMEA region was primarily due to a decrease in our device enablement product lines, and more specifically, the ASIC, UDS, EDS, MSS and XPress product families.

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

The following table presents fiscal quarter gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$6,352	52.4%	$5,569	52.3%	$783	14.1%

The increase in gross profit margin for the three months ended March 31, 2010, compared to the three months ended March 31, 2009 was primarily attributable to lower inventory reserve costs offset by an increase in freight costs.

The following table presents fiscal year-to-date gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$18,118	52.4%	$20,036	53.1%	$(1,918)	(9.6%	)

The decrease in gross profit margin for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009 was primarily attributable to product mix, increased freight costs and employee severance.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

The following table presents fiscal quarter selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,561		$2,420		$141	5.8%
Professional fees & outside services	443		438		5	1.1%
Advertising and marketing	570		522		48	9.2%
Facilities	319		327		(8)	(2.4%	)
Share-based compensation	257		242		15	6.2%
Depreciation	179		153		26	17.0%
Bad debt expense	-		91		(91)	(100.0%	)
Other	475		253		222	87.7%
Selling, general and administrative	$4,804	39.6%	$4,446	41.7%	$358	8.1%

In order of significance, the increase in selling, general and administrative expenses for the three months ended March 31, 2010, compared to the three months ended March 31, 2009 was primarily due to: (i) an increase in other expenses mainly due to increased state franchise tax fees and (ii) an increase in personnel –related expenses due to recruiting fees related to sales personnel upgrades in our Japan and Hong Kong offices, employee severance and sales commissions due to the higher net revenue; offset by (iii) a decrease in bad debt expense due a specific reserve in the prior year quarter.

The following table presents fiscal year-to-date selling, general and administrative expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$7,499		$7,960		$(461)	(5.8%	)
Professional fees & outside services	1,550		1,771		(221)	(12.5%	)
Advertising and marketing	1,624		1,790		(166)	(9.3%	)
Facilities	953		1,027		(74)	(7.2%	)
Share-based compensation	1,108		956		152	15.9%
Depreciation	459		422		37	8.8%
Bad debt expense (recovery)	12		54		(42)	(77.8%	)
Other	1,074		989		85	8.6%
Selling, general and administrative	$14,279	41.3%	$14,969	39.7%	$(690)	(4.6%	)

In order of significance, the decrease in selling, general and administrative expenses for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009 was primarily due to: (i) a decrease in personnel-related expenses as a result of the restructuring activities taken during the prior fiscal year and a company-wide furlough program that was taken in response to the economic downturn and (ii) a decrease in professional fees and advertising and marketing expenses as a result of cost cutting measures and taking a more focused spending approach; offset by (iii) an increase in share-based compensation as a result of new option and share grants related to the fiscal 2010 share-based compensation plans.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents fiscal quarter research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$998		$910		$88	9.7%
Facilities	308		222		86	38.7%
Professional fees & outside services	114		74		40	54.1%
Share-based compensation	116		51		65	127.5%
Depreciation	13		17		(4)	(23.5%	)
Other	94		93		1	1.1%
Research and development	$1,643	13.6%	$1,367	12.8%	$276	20.2%

In order of significance, the increase in research and development expenses for the three months ended March 31, 2010, compared to the three months ended March 31, 2009 was primarily due to: (i) an increase in personnel-related expenses as a result of only one mandated furlough week in the current quarter as compared to two furlough weeks in the year ago quarter and (ii) an increase in allocated facilities costs.

The following table presents fiscal year-to-date research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,917		$2,954		$(37)	(1.3%	)
Facilities	830		706		124	17.6%
Professional fees & outside services	257		162		95	58.6%
Share-based compensation	389		354		35	9.9%
Depreciation	45		54		(9)	(16.7%	)
Other	200		189		11	5.8%
Research and development	$4,638	13.4%	$4,419	11.7%	$219	5.0%

In order of significance, the increase in research and development expenses for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009 was primarily due to: (i) an increase in allocated facilities costs and (ii) an increase in professional fees and outside services for engineering projects.

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

The following table presents fiscal quarter restructuring charges:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Restructuring charges	$-	0.0%	$(23)	-0.2%	$23	100.0%

The following table presents fiscal year-to-date restructuring charges:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Restructuring charge	$-	0.0%	$698	1.8%	$(698)	(100.0%	)

Provision for Income Taxes

At July 1, 2009, our fiscal 2002 through fiscal 2009 tax years remain open to examination by the Federal and state taxing authorities. We have net operating losses (“NOLs”) beginning in fiscal 2002 which cause the statute of limitations to remain open for the year in which the NOL was incurred.

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Effective tax rate	9%	4%	3%	16%

We utilize the liability method of accounting for income taxes. The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our domestic net deferred tax assets for the fiscal quarters ended March 31, 2010 and 2009.

Liquidity and Capital Resources

The following table presents details of our working capital and cash:

	March 31,	June 30,	Increase
	2010	2009	(Decrease)
	(In thousands)
Working capital	$7,376	$7,423	$(47)
Cash and cash equivalents	$9,313	$9,137	$176

Our working capital remained consistent between June 30, 2009 and March 31, 2010. Our cash balance increased by $176,000 as of March 31, 2010, compared to the quarter ended June 30, 2009.

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

The following table presents our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, purchase of materials, deposits for a building lease and security deposits:

	March 31,	June 30,
	2010	2009
	(In thousands)
Available borrowing capacity	$1,445	$426
Outstanding letters of credit	$729	$732

As of March31, 2010 and June 30, 2009, approximately $410,000 and $666,000, respectively, of our cash was held by our foreign subsidiaries in foreign bank accounts. Such cash may be unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign subsidiaries’ board of directors.

Cash Flows for the Three and Nine Months Ended

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands)
Net cash provided by (used in):
Net loss	$(136)	$(263)	$(1,010)	$(227)
Non-cash operating expenses, net	651	502	2,153	2,775
Changes in operating assets and liabilities:
Accounts receivable	(813)	707	(736)	2,764
Contract manufacturers' receivable	24	615	(347)	159
Inventories	170	259	162	69
Prepaid expenses and other current assets	299	(229)	(53)	(350)
Other assets	(7)	-	(12)	10
Accounts payable	(325)	(449)	1,603	(1,671)
Accrued payroll and related expenses	191	21	(287)	(880)
Warranty reserve	-	(42)	-	(118)
Restructuring reserve	-	3	(76)	(1,388)
Other liabilities	(74)	(617)	(15)	(129)
Cash received related to tenant incentives	280	-	280	-
Net cash provided by operating activities	260	507	1,662	1,014
Net cash used in investing activities	(19)	(141)	(644)	(495)
Net cash (used in) provided by financing activities	(232)	(240)	(816)	1,447
Effect of foreign exchange rate changes on cash	(75)	(121)	(26)	(244)
Increase in cash and cash equivalents	$(66)	$5	$176	$1,722

Cash Flows for the Three Months Ended

Operating activities provided cash during the three months ended March 31, 2010. This was the result of non-cash operating expenses offset by cash used by operating assets and liabilities and a net loss. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) a decrease in prepaid expenses and other current assets due to the payment of a large receivable from the Company’s landlord for reimbursements related to improvements on the new corporate headquarters and (ii) cash received related to tenant incentives on the new corporate headquarters and (iii) an increase in accrued payroll and related expenses due to the timing of payroll periods and (iv) a decrease in inventories due to the timing of shipments and receipts; offset by (v) an increase in accounts receivable due to the timing of collections and linearity of sales and (vi) a decrease in accounts payable due to the timing of payments.

Operating activities provided cash during the three months ended March 31, 2009. This was the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) a decrease in accounts receivable due to the timing of collections and linearity of sales and (ii) a decrease in contract manufactures’ receivables due to the timing of collections and linearity of shipments and (iii) a decrease in inventories due to the timing of shipments and receipts; offset by (iv) a decrease in other liabilities mainly due to a decrease in customer prepayments and (v) a decrease in accounts payable.

Investing activities used cash during the three months ended March 31, 2010 and 2009, due to the purchase of property and equipment.

Financing activities used cash during the three months ended March 31, 2010 and 2009, due to payments on capital lease obligations and the term loan.

Cash Flows for the Nine Months Ended

Operating activities provided cash during the nine months ended March 31, 2010. This was the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) an increase in accounts payable due to the timing of payments and (ii) cash received related to tenant incentives on the new corporate headquarters;offset by (iii) an increase in accounts receivable due to the timing of collections and linearity of sales and (iv) an increase in contract manufacturers’ receivables due to the timing of collections and shipments and (v) a decrease in accrued payroll and related expenses due to the timing of payroll periods.

Operating activities provided cash during the nine months ended March 31, 2009. This was the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss. Significant non-cash items included share-based compensation, a restructuring charge and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) a decrease in accounts receivable due to the timing of collections and linearity of sales; offset by (ii) an increase in accounts receivable due to the timing of collections and linearity of sales and (iii) an increase in contract manufactures’ receivables due to the timing of collections and linearity of shipments and (iv) a decrease in accrued payroll as a result of the timing of payroll cycles at quarter end.

Investing activities used cash during the nine months ended March 31, 2010 and 2009, due to the purchase of property and equipment.

Financing activities used cash during the nine months ended March 31, 2010 due to (i) payments for the minimum tax withholdings on behalf of employees for vested restricted shares and (ii) payments on capital lease obligations and the term loan; offset by (iii) proceeds from the sale of common shares through employee stock option exercises.

Financing activities provided cash during the nine months ended March 31, 2009. This was due to proceeds from the new term loan and sale of common shares through the 2000 Employee Stock Purchase Plan (the “ESPP”) offset by payments on capital lease obligations and the term loan.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2010.

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

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced, and expect to continue to experience, significant fluctuations in net revenues, expenses and operating results from quarter to quarter. We, therefore, believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. A high percentage of our operating expenses are relatively fixed and are based on our expectations of future net revenue. If we were to experience a reduction in revenue in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that fiscal quarter would be harmed. If our operating results in future fiscal quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

•	changes in business and economic conditions, including the recent global economic recession;

•	changes in the mix of net revenue attributable to higher-margin and lower-margin products;

•	customers’ decisions to defer or accelerate orders;

•	variations in the size or timing of orders for our products;

•	changes in demand for our products;

•	fluctuations in exchange rates;

•	defects and other product quality problems;

•	loss or gain of significant customers;

•	short-term fluctuations in the cost or availability of our critical components;

•	announcements or introductions of new products by our competitors;

•	effects of terrorist attacks in the U.S. and abroad;

•	natural disasters in the U.S. and abroad;

•	changes in demand for devices that incorporate our products; and

•	our customers’ decisions to integrate network access and control directly onto their platforms.

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

The following table presents sales to our significant customers as a percentage of net revenue:

	Nine Months Ended
	March 31,
	2010	2009
Top five customers (1)	39.4%	37.7%
Tech Data	10.7%	7.5%
Ingram Micro	9.0%	12.3%

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

We may experience difficulties in transitioning to third party logistics providers.

We are currently in the process of transitioning to third party logistics providers to handle our inventory management process as well as the shipping and receiving of our inventory.  There is a possibility that during our migration to these third party logistics providers, we could experience delays in our ability to ship, receive, and process the related data timely.   This could adversely affect our financial position, results of operations, cash flows and the market price of our common stock.

Relying on third party logistics providers could increase the risk of the following: receiving accurate and timely inventory data, theft or poor physical security of our inventory, inventory damage, ineffective internal controls over inventory processes or other similar business risks out of our immediate control.

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

We and our contract manufacturers are responsible for procuring raw materials for our products. Our products incorporate components or technologies that are only available from single or limited sources of supply. In particular, some of our integrated circuits are only available from a single source and in some cases are no longer being manufactured. From time to time, integrated circuits used in our products will be phased out of production. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we might be unable to purchase sufficient components to meet our demands, or we might incorrectly forecast our demands, and purchase too many or too few components. Due to the downturn in the economy, we have been experiencing higher component shortages and extended lead-times. In addition, our products use components that have, in the past, been subject to market shortages and substantial price fluctuations. From time to time, we have been unable to meet our orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components or technology for our products. If we are unable to purchase components from these suppliers, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenues and risk losing customers and harming our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations.

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

Our agreements with these manufacturers provide for services on a purchase order basis. If our manufacturers were to become unable or unwilling to continue to manufacture our products at requested quality, quantity, yields and costs, or in a timely manner, our business would be seriously harmed. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. For example, Jabil Circuit, Inc. acquired Varian, Inc. in March 2005 and closed the facility that manufactured our products. We transferred this production to another contract manufacturer. Due to the downturn in the economy, we have been experiencing higher component shortages.  As we shift products among third-party manufacturers, we may incur substantial expenses, risk material delays or encounter other unexpected issues.

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

The following table presents our sales within geographic regions:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Americas	$7,027	58.0%	$5,715	53.6%	$1,312	23.0%
EMEA	3,185	26.3%	3,200	30.0%	(15)	(0.5%	)
Asia Pacific	1,912	15.7%	1,740	16.4%	172	9.9%
Net revenue	$12,124	100.0%	$10,655	100.0%	$1,469	13.8%

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

The following table presents the components of our inventory, including the reserve for excess and obsolete inventory:

	March 31,	June 30,
	2010	2009
	(In thousands)
Finished goods	$4,169	$4,421
Raw materials	1,667	1,537
Inventory at distributors	1,523	1,355
Large scale integration chips *	526	909
Inventories, gross	7,885	8,222
Reserve for excess and obsolete inventory	(1,436)	(1,743)
Inventories, net	$6,449	$6,479

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

Substantial litigation regarding intellectual property rights exists in our industry. For example, in May 2006 we settled a patent infringement lawsuit with Digi in which we signed an agreement with Digi to cross-license each other’s patents for six years. There is a risk that we will not be able to negotiate a new cross-license agreement when the current cross-license agreement expires in May 2012. The results of litigation are inherently uncertain, and adverse outcomes are possible. Adverse outcomes may have a material adverse effect on our business, financial condition or results of operations.

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

Responding to any infringement claim, regardless of its validity, could;

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

Item 4.   Reserved

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

LANTRONIX, INC. (Registrant)

Date: April 30, 2010	By:	/s/ Jerry D. Chase
Jerry D. Chase
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Reagan Y. Sakai
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