Form 10-K
period 2010-06-30
LANTRONIX INC
filed 2010-09-13
CIK 1114925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 1-16027

LANTRONIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0362767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

167 Technology Drive, Irvine, California 92618
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock on December 31, 2009, as reported by the NASDAQ Capital Market, was approximately $13,628,367. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Securities and Exchange Commission and is as of December 31, 2009. This determination of affiliate status is not a conclusive determination for other purposes.

As of September 3, 2010, there were 10,322,597 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K incorporate information by reference from portions of the registrant’s 2010 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2010 fiscal year.

LANTRONIX, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2010

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

PART I

ITEM 1.  BUSINESS

Overview

We design, develop, market and sell products that make it possible to access, manage, control and configure electronic products over the Internet or other networks. Our primary products and technology are focused on device enablement solutions that enable individual electronic products to be connected to a network for the primary purpose of remote access. In addition, our device management solutions address applications that manage equipment at data centers and remote branch offices to provide a reliable, single point of control and data flow management for potentially thousands of networked devices.

Our innovative networking solutions include fully-integrated hardware and software devices, as well as software tools, to develop related customer applications. Because we deal with network connectivity, we provide solutions to broad market segments, including industrial, security, energy, information technology (“IT”), data centers, transportation, government and many others. This past year the company has identified a particularly promising direction for investment and growth, medical device connectivity.

We were initially formed as “Lantronix,” a California corporation, in June 1989. We reincorporated as “Lantronix, Inc.,” a Delaware corporation, in May 2000. Our worldwide headquarters is located in Irvine, California.

Our common stock is currently traded on the NASDAQ Capital Market under the symbol LTRX.

Our Strategy

Our business strategy is based on our proven capability to develop fully-integrated device enablement and remote connection solutions that increase the value of our customers’ products and services by making it easy to access and monitor devices over the Internet or local-area network (“LAN”) using wired, wireless, or mobile solutions. By using our device enablement technology, customers can reduce basic data connection costs, reduce maintenance and repair costs, create differentiation based on better service and can create new revenue sources from device-related services.

We have a robust product pipeline and continue to invest in making our products uniquely differentiated and valuable to our customers. For example, in addition to significantly upgraded processing power and memory, all our new products support the popular Linux operating system, IPv6 and VIP Access. VIP Access is a proprietary software agent that we developed, which allows equipment to be remotely, safely and securely managed behind firewalls. All of our new wireless products support SmartRoam, our proprietary solution for dynamically selecting the best access point connection thereby optimizing wireless connection performance. By providing a complete solution of hardware and integrated software, we have been able to provide “turnkey” solutions for network-enabling a device, eliminating the need for our customers to build expensive design and manufacturing expertise in-house. This results in savings to the customer both in terms of financial investment, time, and technology risk.

Products and Solutions

Device Enablement Solutions

Device networking is the technology that enables connectivity within a multitude of vertical markets such as healthcare, industrial, security, energy, IT, data centers, transportation, government and many others. Our device enablement solutions released after 2009 support our ManageLinx VIP Access, which allows equipment to be remotely, safely and securely managed behind firewalls. We provide manufacturers, integrators and end-users with device enablement solutions for products to be connected, securely accessed, managed and controlled over networks. Our device enablement solutions dramatically shorten a manufacturer’s development time to implement network connectivity, provide competitive advantages with new features, greatly reducing engineering and marketing risks.

Our device servers allow a wide range of equipment to be quickly network-enabled without the need for intermediary gateways, workstations or personal computers (“PC”). Our device servers and web servers eliminate the high cost of ownership and added support issues associated with networking, which frequently would otherwise require using PCs or workstations to perform connectivity and remote management functions. Our solutions contain high-performance processors capable of not only controlling the attached device, but in many cases are also capable of accumulating data and status. The accumulated data can then be formatted by the device server and presented to users via web pages, e-mail, and other network, transport and application level protocols. Our device servers have a built-in HTTP server, making them easy to manage using any standard Web browser. These device servers include the latest security protocols like AES, IPsec, SSL, SSH which support the stringent security requirements of the medical, banking, and physical security markets.

Device Management Solutions

We offer single and multi-port products (up to 48 ports) that provide IT professionals with the tools they need to remotely connect to the out-of-band management ports on computers and associated equipment. These solutions include console servers, remote keyboard, video, mouse (“KVM”) servers and managed power distribution products.

Our customers use these solutions to monitor and run their systems to ensure the performance and availability of critical business information systems, network infrastructure and telecommunications equipment. The equipment our solutions manage includes routers, switches, servers, phone switches and public branch exchanges that are often located in remote or inaccessible locations.

Our console servers provide system administrators and network managers an operationally effective way to connect with their remote equipment through an interface called a console port, helping them work more efficiently, without having to leave their desk or office. Console ports are usually found on servers and special purpose data center equipment such as environmental monitoring/ control systems, communications switches and storage devices. With remote access, system downtime can be reduced, improving business efficiency. Our console servers provide IT professionals with peace-of-mind through extensive security features, and in some cases, provisions for dial-in access via modem. These solutions are provided in various configurations and can manage up to 48 devices from one console server.

Other Products

Our other products are comprised primarily of legacy products such as print servers, software and other miscellaneous products.

Net Revenue by Product Line

Information regarding our net revenue by product line is incorporated by reference from Part IV, Item 15 of this Form 10-K and is presented under footnote 12 to our notes to our consolidated financial statements.

Markets

Our principal target markets include the following:

Healthcare

The Healthcare market is undergoing a transformation using IT and medical device connectivity to improve patient care while delivering this care more efficiently. Hospitals, laboratories and medical device manufacturers are rapidly adopting networking technology to maintain quality and patient care while under major cost containment. Staffing constraints compound the challenge, as doctors, nurses, technicians and engineers are working harder than ever to deliver the same quality in patient care. By network enabling medical devices, our solutions automate and safeguard data collection and dissemination, and facilitate remote patient monitoring, asset tracking and reduced service costs.

Our device servers enable the electronic capture of medical device information for disparate medical devices and provide interfaces to health information technology systems including electronic medical records. Such a level of data collection and collaboration between doctors and health care professionals will provide shortened diagnosis times, optimized patient care, and ultimately, save lives. Our solutions protect patient privacy with data kept on a highly secured network; eliminate worries about misplaced or overlooked handwritten records; spend less time record keeping; reduce potential for errors like erroneous transcriptions; maximize staff mobility; collaborate easily with on and off-site doctors and specialists; and enable on and off-site monitoring.

Security

Guarding corporate and customer data, protecting company property and ensuring employee safety are among the most important and challenging responsibilities companies face. As a leader in the physical security space, our solutions enable security solutions providers to build network connectivity into their products (such as security systems, including access control panels, biometric readers, surveillance cameras and fire systems) so they can be remotely accessed and managed over a network or the Internet. With secure data center management products, we are also a leader in the market for data and computer asset security.

Industrial Automation

In the industrial environment – whether it’s on the factory floor, oil platform, locomotive, weather station, or a warehouse – our customers have to depend on their equipment. These customers need the ability to remotely access, manage and control that equipment. With our industrial device server, our customers can quickly and reliably connect virtually any piece of factory equipment to a network or the Internet to interactively access, manage, control, evaluate and utilize data from the equipment. This powerful, ruggedized, yet amazingly simple-to-implement technology provides the ability to perform real-time remote diagnostics and repair, automate data capture and be immediately notified of a problem.

Building Automation

An intelligent building automation system enables a facilities manager to better manage resources, improve building safety, and reduce energy costs. With our building automation technology, an intelligent building can be created, allowing managers to control virtually every system from a central location. By network-enabling electronic devices quickly and cost-effectively, our building automation products make it possible to integrate building sub-systems (including security, HVAC, lighting, elevators and safety systems) into a single, efficient building management network. For example, the facilities manager at a large corporate campus can control everything from electrical and water metering to building access from a single terminal, and can even diagnose system problems remotely.

Energy

The energy market is increasingly implementing networking technology to more efficiently generate, transmit, distribute and generate energy. Smart Grid initiatives are all driven by adding intelligence to the power grid with networked information regarding the tighter management of power transmission and distribution all the way to the smart meter. With their versatility and protocol independence, our device servers can bring together a diverse array of serial devices on the network. In addition, our remote management capability makes them dependable tools for monitoring power allocations during critical high-demand periods. Metering, substations, and power-generating equipment is often located in environments where weather is a real factor. Featuring DIN rail mounting and ruggedized housings, our industrial device servers are frequently the answer for these situations. Our embedded device servers are also equipped to handle temperature extremes.

Our products are a perfect fit for just about every facet of power management, including alternate sources such as wind and solar. For most power applications, the key is our ability to remotely control and manage devices in the field. Efficient acquisition of data and control across the network are key requirements for the energy industry. Our device servers can reduce power management system costs. And with their inherent scalability, they can network-enable existing serial devices and accommodate power system updates for years to come.

Information Technology and Data Centers

Companies can reduce service costs and system downtime while empowering IT managers and staff to securely, remotely and proactively access and troubleshoot equipment around the clock, even if the network is down. Our remote data center management products enable users to access, monitor, troubleshoot and manage IT and data center equipment from anywhere, at any time. Our data center management products also provide the authentication, authorization, encryption and firewall features needed to preserve data security and prevent hackers from disrupting operations. Our data center management products are beneficial to IT departments in virtually every industry sector and are trusted by major telecom companies, financial institutions, and government agencies.

Transportation

Networked transportation systems play a key role in enhancing public safety by reducing congestion and facilitating traffic management. Devices such as signal controllers, message signs, video scanners and cameras are essential for managing traffic on freeways and major surface streets. Traffic control monitoring systems disseminate traffic and road condition data to optimize traffic management. In-vehicle cameras are used by service fleets, schools, bus companies and transit authorities to record what’s going on in the vehicle.

Our device servers are facilitators of telematics, the new wave of technology for the transportation industry. Telematics is defined as data communications between systems and devices. It incorporates networked products in a vehicle, so information can be downloaded onto the central computer system. For example, a tire company can analyze tire performance for pressure, safety and environmental data. Data is collected on a pressure sensor mounted to the tire and submitted to the telematics module, which uses our wireless embedded device server to transfer data from our customer’s telematics module to a PDA or laptop.

On-vehicle fleet management lends itself well to our device servers. For example, information including mileage, fuel consumption and vehicle performance is transferred from our customer’s vehicle monitoring system, making data recording easier and more accurate.

Our device servers have been used to connect entire baggage claim system to a network. Our device servers are also utilized for remote monitoring in airport security systems.

Government

We have been a provider of networking and secure remote management technology to government agencies for nearly two decades. We manufacture several products with final assembly in the U.S. to meet trade compliance requirements.

Customers

Distributors

Sales to our distributors represent the majority of our net revenue. Distributors resell our products to a wide variety of end customers, including original equipment manufacturers (“OEM”), value added resellers (“VAR”), consumers, corporate customers and government entities. We believe that our channel sales approach provides several advantages. We can engage the customers and end users through their channel of choice, making our solutions available from a variety of sources. We can concentrate on developing new relationships at accounts that we believe represent our largest opportunities while our channel partners continue to identify new incremental opportunities and service existing customers.

OEM Manufacturers

To shorten the development cycle and add network connectivity to a product, OEMs can use our external device servers to network-enable their installed base of products, while board-level embedded device servers are typically used in new product designs. Our capabilities and solutions enable OEMs to focus on their core competencies, resulting in reduced research and development costs, fewer integration problems and faster time-to-market.

End User Businesses

End user businesses require solutions that are simple to install, set up and operate, and can provide immediate results. Generally, these customers need to connect to a diverse range of products and equipment, without modifying existing software and systems.

Customer Concentrations

Information concerning our customer concentrations and sales by geographic region can be found in Part IV, Item 15 of this Annual Report on Form 10-K and is presented in footnote 13 to our notes of our consolidated financial statements. Please see Part I, Item 1A “Risk Factors” below for a discussion of the risks associated with customer concentrations and foreign sales.

	Years Ended June 30,
	2010	2009
Americas	56.3%	57.3%
EMEA	27.9%	28.6%
Asia Pacific	15.8%	14.1%
Total	100.0%	100.0%

Sales and Marketing

We maintain both an inside and a field sales force to provide management and support to our worldwide network of selling partners. In addition, we use an indirect sales model, using manufacturers’ representatives, VARs and other resellers throughout the world. We have sales managers in major regions throughout the world that manage our relationship with our sales partners, identify and develop major new sales opportunities and increase penetration at existing high potential accounts. We implement marketing programs, tools and services specifically geared to drive demand for our products.

Our device enablement solutions are principally sold to manufacturers by our worldwide OEM sales force and our group of manufacturers’ representatives. We have continued to expand our use of manufacturers’ representatives and other resellers, leveraging their established relationships to bring our device enablement solutions to a greater number of customers within the OEM market.

We market and sell our device management solutions and select external device enablement solutions through IT resellers, industry-specific system integrators, VARs and directly to end user organizations. Resellers and integrators will often obtain our products through distributors. These distributors supply our products to a broad range of VARs, system integrators, direct marketers, government resellers and e-commerce resellers. In turn, these distributor customers market, sell, install and, in most cases, support our solutions to the end users.

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

Research and Development

Our research and development efforts are focused on the development of hardware and software technology and products that will enhance our competitive position in the markets we serve. Products are developed in-house and through outside research and development resources. The following table presents our research and development expenses:

	Years Ended June 30,
	2010	2009
	(In thousands)
Research and development expenses	$6,338	$5,888

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

Our competitors include companies such as Avocent Corporation, Cisco Systems, Inc., Digi International, Inc., Echelon Corporation, Freescale Semiconductor, Inc., Moxa Technologies, MRV Communications, Inc., Open Gear, Perle Systems, Quatech, Inc., Raritan, Rose Electronics, Sena Technologies Inc., Silex Technology, Inc., Wind River Systems, Inc., and ZiLOG, Inc.

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

Intellectual Property Rights

We have developed proprietary methodologies, tools, processes and software in connection with delivering our services. We have not historically relied on patents to protect our proprietary rights, although we continue to build a patent portfolio. We have historically relied on a combination of copyright, trademark, trade secret laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights.

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

Employees

As of June 30, 2010, we had 115 full- and part-time employees. We have never experienced a work stoppage, none of our employees are currently represented by a labor union, and we consider our employee relations to be good.

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

Name	Age	Position

Jerry D. Chase	50	President and Chief Executive Officer
Reagan Y. Sakai	51	Chief Financial Officer and Secretary

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

REAGAN Y. SAKAI has served as our Chief Financial Officer and Secretary since November 2006.  Mr. Sakai has 25 years of financial and management experience with increasing responsibilities, most recently as CFO for HyPerformix Corporation, a private software company based in Austin, Texas. Prior to that, he was CFO for VIEO Corporation, an early-stage software company, and before that, he was CFO of Crossroads Systems Corporation, a public data storage routing company, where he oversaw the company's highly successful IPO in October 1999. Earlier in his career, Mr. Sakai held various financial positions with Exabyte Corporation, Maxtor Corporation, McDATA Corporation, and StorageTek Corporation. Mr. Sakai holds a BS degree and an MBA from the University of Colorado at Boulder.

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

We have experienced, and expect to continue to experience, significant fluctuations in net revenues, expenses and operating results from quarter to quarter. We, therefore, believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. A high percentage of our operating expenses are relatively fixed and are based on our expectations of future net revenue. If we were to experience a reduction in revenue in a quarter, we would likely be unable to adjust our short-term expenditures. If this were to occur, our operating results for that fiscal quarter would be harmed. If our operating results in future fiscal quarters fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

●	changes in business and economic conditions, including the recent global economic recession;

●	changes in the mix of net revenue attributable to higher-margin and lower-margin products;

●	customers’ decisions to defer or accelerate orders;

●	variations in the size or timing of orders for our products;

●	changes in demand for our products;

●	fluctuations in exchange rates;

●	defects and other product quality problems;

●	loss or gain of significant customers;

●	short-term fluctuations in the cost or availability of our critical components;

●	announcements or introductions of new products by our competitors;

●	effects of terrorist attacks in the U.S. and abroad;

●	natural disasters in the U.S. and abroad;

●	changes in demand for devices that incorporate our products; and

●	our customers’ decisions to integrate network access and control directly onto their platforms.

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

	Years Ended June 30,
	2010	2009

Top five customers (1)	39%	38%
Tech Data	11%	8%
Ingram Micro	10%	11%
Related parties	1%	2%
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

The following table presents sales by geographic region as a percentage of net revenue:

	Years Ended June 30,
	2010	2009
Americas	56.3%	57.3%
EMEA	27.9%	28.6%
Asia Pacific	15.8%	14.1%
Total	100.0%	100.0%

We expect that international revenue will continue to represent a significant portion of our net revenue in the foreseeable future. Doing business internationally involves greater expense and many risks. For example, because the products we sell abroad and the products and services we buy abroad may be priced in foreign currencies, we could be affected by fluctuating exchange rates. In the past, we have lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we use contract manufacturers based in Asia to manufacture substantially all of our products. International revenue and operations are subject to numerous risks, including:

●	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

●	reduced protection for intellectual property rights in some countries;

●	differing labor regulations;

●	compliance with a wide variety of complex regulatory requirements;

●	fluctuations in currency exchange rates;

●	changes in a country’s or region’s political or economic conditions;

●	effects of terrorist attacks abroad;

●	greater difficulty in staffing and managing foreign operations; and

●	increased financial accounting and reporting burdens and complexities.

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

At any time, competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. The following table presents details of our inventories:

	June 30,
	2010	2009
	(In thousands)
Finished goods	$4,258	$4,421
Raw materials	1,390	1,537
Inventory at distributors	1,924	1,355
Large scale integration chips *	516	909
Inventories, gross	8,088	8,222
Reserve for excess and obsolete inventory	(1,215)	(1,743)
Inventories, net	$6,873	$6,479

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

In September 2009, we entered into a seven-year lease agreement for our corporate headquarters in Irvine, California. Our corporate headquarters encompasses approximately 33,000 square feet and includes sales, marketing, research and development, operations and administrative functions. In addition, we have sales offices in the Netherlands, Japan and Hong Kong.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock was traded on the NASDAQ National Market under the symbol “LTRX” from our initial public offering on August 4, 2000 through October 22, 2002. On October 23, 2002 our listing was changed to the NASDAQ SmallCap Market, which has since been renamed the NASDAQ Capital Market. The number of holders of record of our common stock as of September 3, 2010 was approximately 60. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock:

	High	Low
Year Ended June 30, 2010
First Quarter	$4.38	$2.16
Second Quarter	3.84	2.76
Third Quarter	3.96	3.14
Fourth Quarter	4.80	3.58

Year Ended June 30, 2009
First Quarter	$4.44	$2.52
Second Quarter	4.14	1.92
Third Quarter	4.14	2.58
Fourth Quarter	3.24	2.58

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

Recent Sales of Unregistered Securities

We did not repurchase any of our common stock during the fourth fiscal quarter of 2010. Since July 1, 2008, we have not issued any unregistered securities.

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

Overview

We design, develop, market and sell products that make it possible to access, manage, control and configure electronic products over the Internet or other networks. Our primary products and technology are focused on device enablement solutions that enable individual electronic products to be connected to a network for the primary purpose of remote access. In addition, our device management solutions address applications that manage equipment at data centers and remote branch offices to provide a reliable, single point of control and data flow management for potentially thousands of networked devices.

Our innovative networking solutions include fully-integrated hardware and software devices, as well as software tools, to develop related customer applications. Because we deal with network connectivity, we provide solutions to broad market segments, including industrial, security, energy, IT, data centers, transportation, government and many others.

Fiscal Year 2010 Financial Highlights and Other Information

A summary of the key factors and significant events which impacted our financial performance during the fiscal year ended June 30, 2010 are as follows:

●
Net revenues were $46.4 million for the fiscal year ended June 30, 2010, a decrease of $2.8 million, or 5.6%, compared to $49.1 million for the fiscal year ended June 30, 2009. The overall decrease in net revenues was a direct result of the economic downturn. The decrease was primarily the result of a $2.8 million, or 7.1%, decrease in our device enablement product lines and a $910,000, or 50.4%, decrease in our non-core product lines; offset by a $987,000, or 13.3%, increase in our device management product lines.

●	Gross profit as a percentage of net revenues was 52.0% for the fiscal year ended June 30, 2010 as compared to 52.2% for the fiscal year ended June 30, 2009.

●
Operating expenses were $25.4 million for the fiscal year ended June 30, 2010, a decrease of $838,000, as compared to $26.3 million for the fiscal year ended June 30, 2009. Operating expenses for the fiscal year ended June 30, 2009 included restructuring charges of $806,000.

●
Net loss was $1.5 million, or $0.15 per basic and diluted share, for the fiscal year ended June 30, 2010, as compared to $780,000, or $0.08 per basic and diluted share, for the fiscal year ended June 30, 2009.  Net loss for the fiscal year ended June 30, 2009 included a restructurings charge of $806,000.

●	Cash and cash equivalents were $10.1 million as of June 30, 2010 as compared to $9.1 million as of June 30, 2009.

●
Net accounts receivable were $1.3 million as of June 30, 2010 as compared to $1.9 million as of June 30, 2009. Annual days sales outstanding (“DSO”) in receivables were 13 days for the fiscal year ended June 30, 2010 as compared to 22 days for the fiscal year ended June 30, 2009. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

●
Net inventories were $6.9 million as of June 30, 2010 as compared to $6.5 million as of June 30, 2009. Annual inventory turns were 3.3 for the fiscal year ended June 30, 2010 as compared to 3.2 for the fiscal year ended June 30, 2009.

Recent Accounting Pronouncements

In September 2009 the FASB reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements , or ASU 2009-13 and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  Any impact of these ASUs will be dependent on entering into new multiple-element arrangements.

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

We also maintain a reserve for uncertainties relative to the collection of former officer notes receivable. Factors considered in determining the level of this reserve include the value of the collateral securing the notes, our ability to effectively enforce collection rights and the ability of the former officers and Lantronix directors to honor their obligations.

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

Goodwill and Purchased Intangible Assets

The acquisition method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development. The amounts and useful lives assigned to intangible assets impact future amortization. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

We perform goodwill impairment tests on an annual basis, and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill impairment testing requires us to compare the fair value of our one reporting unit to its carrying amount, including goodwill, and record an impairment charge if the carrying amount of a reporting unit exceeds its estimated fair value. The determination of the reporting unit’s fair value requires significant judgment and is based on management’s best estimate, which generally uses valuation techniques based on multiples of revenue for similar companies and the Company’s market capitalization. In addition, management may consider the reporting unit’s expected future earnings. If actual results are not consistent with our assumptions and judgments used in estimating fair value, we may be exposed to goodwill impairment losses. As of March 31, 2010, the fair value of the reporting unit was estimated to be $40.0 million based upon the Company’s market capitalization compared to the reporting unit’s carrying amount, including goodwill, of $18.5 million. As of June 30, 2010, we have $9.5 million of goodwill reflected in our consolidated balance sheet.

We evaluate purchased intangible assets when indicators of impairment, such as reductions in demand or significant economic slowdowns, are present. Reviews are performed to determine whether the carrying values of these assets are impaired based on a comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the expected future cash flows using a discount rate based upon our weighted average cost of capital is used to estimate the fair value of the assets. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenues, the remaining estimated economic lives of the products and technologies, or both, could differ from those used to assess the recoverability of our purchased intangible assets. In the event they are lower, additional impairment charges or shortened useful lives of certain purchased intangible assets could be required. As of June 30, 2010, we have approximately $155,000 of purchased intangible assets reflected in our consolidated balance sheet.

Results of Operations

Fiscal Years Ended June 30, 2010 and 2009

Net Revenue by Product Line

The following table presents net revenue by product line:

	Years Ended June 30,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$37,096	80.0%	$39,945	81.2%	$(2,849)	(7.1%)
Device management	8,384	18.1%	7,397	15.1%	987	13.3%)
Device networking	45,480	98.1%	47,342	96.3%	(1,862)	(3.9%)
Non-core	895	1.9%	1,805	3.7%	(910)	(50.4%)
Net revenue	$46,375	100.0%	$49,147	100.0%	$(2,772)	(5.6%)

The overall decrease in net revenues was a result of the continued economic downturn. The decrease was primarily the result of a $2.8 million, or 7.1%, decrease in our device enablement product lines and a $910,000, or 50.4%, decrease in our non-core product lines; offset by a $987,000, or 13.3%, increase in our device management product lines. The decrease in our device enablement product line was primarily due to a decrease in our external device enablement products, more specifically, our WiBox, UDS, XPress and MSS product families. To a lesser extent, the decrease in our device enablement product line was impacted by a decrease in our legacy embedded device enablement products, and more specifically, our Micro, ASIC, and WiPort product families, offset by an increase in our XPort and MatchPort product families. The increase in our device management product line was the result of an increase in our SLC and SLS product families offset by a decrease in our SLB and SCS product families. We are no longer investing in the development of our non-core product lines and expect net revenue related to these products to continue to decline in the future as we focus our investment on our device networking product lines.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Americas	$26,111	56.3%	$28,154	57.3%	$(2,043)	(7.3%)
EMEA	12,953	27.9%	14,068	28.6%	(1,115)	(7.9%)
Asia Pacific	7,311	15.8%	6,925	14.1%	386	5.6%
Net revenue	$46,375	100.0%	$49,147	100.0%	$(2,772)	(5.6%)

The Americas and EMEA geographic regions primarily contributed to the decrease in net revenues for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009. The decrease in the Americas region was primarily due to a decrease in our device enablement product lines, and more specifically, the WiBox, MSS, UDS, Micro, EDS, and WiPort product families offset by an increase in our XPort and MatchPort product families and a decrease in our non-core product lines; offset by an increase in our device management product lines, and more specifically, the SLC and SLS product families offset by a decrease in our SLB and SCS product families. The decrease in our EMEA region was primarily due to a decrease in our device enablement product lines, and more specifically, the EDS, UDS, XPress, and XPort product families and a decrease in our non-core product lines; offset by an increase in our device management product lines, and more specifically, the SLC and SLS product families. The increase in our Asia Pacific region was due to an increase in our device enablement product lines, and more specifically, the XPort, UDS and EDS product lines and an increase in our non-core product lines; offset by a decrease in our device management product lines, and more specifically, the SLC product family.

Net Revenues by Significant Customer

The following table presents net revenues by significant customer and a related party as a percentage of net revenues:

	Years Ended June 30,
	2010	2009
Top five customers (1)	39%	38%
Tech Data	11%	8%
Ingram Micro	10%	11%
Related parties	1%	2%
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

The following table presents gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2010	Revenues	2009	Revenues	$	%
	(In thousands, except percentages)
Gross profit	$24,118	52.0%	$25,669	52.2%	$(1,551)	(6.0%)

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising and professional legal and accounting fees offset by reimbursement of legal fees from insurance proceeds.

The following table presents selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$10,135		$10,372		$(237)	(2.3%)
Professional fees and outside services	2,054		2,237		(183)	(8.2%)
Advertising and marketing	2,099		2,358		(259)	(11.0%)
Facilities	1,214		1,375		(161)	(11.7%)
Share-based compensation	1,380		1,315		65	4.9%
Depreciation	622		564		58	10.3%
Other	1,531		1,296		235	18.1%
Selling, general and administrative	$19,035	41.0%	$19,517	39.7%	$(482)	(2.5%)

In order of significance, the decrease in selling, general and administrative expense for the fiscal year ended June 30, 2010, as compared to the fiscal year ended June 30, 2009 was primarily due to: (i) a decrease in personnel-related expenses and facilities as a result of a reduction in headcount from the prior year; (ii) a decrease in advertising and marketing expenses as a result of more focused spending and (iii) a decrease in professional fees and outside services due to cost cutting measures; offset by (iv) an increase in other as a result of an increase in state franchise tax fees.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,027		$3,869		$158	4.1%
Facilities	1,096		954		142	14.9%
Professional fees and outside services	365		217		148	68.2%
Share-based compensation	478		488		(10)	(2.0%)
Depreciation	56		71		(15)	(21.1%)
Other	316		289		27	9.3%
Research and development	$6,338	13.7%	$5,888	12.0%	$450	7.6%

The increase in research and development expenses for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009 was mainly due to an increase in personnel-related expenses and facilities related to a larger average headcount compared to other departments during fiscal 2010 and an increase in professional fees & outside services for engineering projects.

Restructuring Charges

The following table presents restructuring charges:

	Years Ended June 30,
		% of Net		% of Net	Change
	2010	Revenues	2009	Revenues	$	%
	(In thousands, except percentages)
Restructuring charges	$-	0.0%	$806	1.6%	$(806)	(100.0%)

During the first fiscal quarter ended September 30, 2008, we implemented a restructuring plan. As part of the restructuring plan, 29 employees from all ranks and across all functional groups of the Company were terminated. During the second fiscal quarter ended December 31, 2008, we incurred additional restructuring charges related to the termination of a senior-level employee and the closure of a sales office in France. During the third fiscal quarter ended March 31, 2009, we recognized a restructuring recovery of $23,000 for unused termination benefits and estimated payroll taxes. During the fourth fiscal quarter ended June 30, 2009, we recognized a restructuring charge of $108,000 related to the consolidation of our corporate headquarters. No restructuring charges were recognized during the fiscal year ended June 30, 2010.

Interest Expense, Net

The following table presents interest expense, net:

	Years Ended June 30,
		% of Net		% of Net	Change
	2010	Revenues	2009	Revenues	$	%
	(In thousands, except percentages)
Interest expense, net	$(149)	(0.3%)	$(186)	(0.4%)	$37	(19.9%)

The decrease in interest expense, net, is primarily due to a reduction in the average balance of our term loan as a result of the ongoing monthly principal payments.

Other Income, Net

The following table presents other income, net:

	Years Ended June 30,
		% of Net		% of Net	Change
	2010	Revenues	2009	Revenues	$	%
	(In thousands, except percentages)
Other income (expense), net	$(19)	(0.0%)	$19	0.0%	$(38)	(200.0%)

The change in other income (expense), net, is primarily due to foreign currency translation and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

Provision (Benefit) for Income Taxes

The following table presents the income tax provision (benefit):

	Years Ended June 30,
		% of Net		% of Net	Change
	2010	Revenues	2009	Revenues	$	%
	(In thousands, except percentages)
Provsion (benefit) for income taxes	$24	0.1%	$(1)	(0.0%)	$25	(2500.0%)

The following table presents our effective tax rate based upon our income tax provision:

	Years Ended June 30,
	2010	2009

Effective tax rate	(1.6%)	0.1%

We utilize the liability method of accounting for income taxes. The federal statutory rate was 34% for all periods presented. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The following table summarizes our liability for uncertain tax positions:

	Years Ended June 30,
	2010	2009
	(In thousands)
Liability for uncertain tax positions	$78	$78
Accrued interest and penalties related to uncertain tax positions	95	85
Total liability	$173	$163

As a result of our cumulative losses, we provided a full valuation allowance against our net deferred tax assets for the fiscal years ended June 30, 2010 and 2009. The following table summarizes our net operating loss (“NOL”) carryovers:

June 30,
2010
(In thousands)
Federal	$80,562
State	$57,937

Our NOL carryovers for federal and state income tax purposes begin to expire in fiscal years 2021 and 2013, respectively. At June 30, 2010, our fiscal 2003 through fiscal 2009 tax years remain open to examination by Federal, state, and foreign taxing authorities. However, we have NOLs beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

Liquidity and Capital Resources

Liquidity

Since inception through fiscal 2010, we have financed our operations primarily through the issuance of common stock, a term loan and operating activities.

The following table presents details of our working capital and cash:

	June 30,		Increase
	2010	2009	(Decrease)
		(In thousands)
Working capital	$7,623	$8,098	$(475)
Cash and cash equivalents	$10,075	$9,137	$938

In order of significance, our working capital as of June 30, 2010 decreased, as compared to June 30, 2009 primarily due to: (i) an increase in accounts payable as a result of the timing of inventory receipts and cash payments to vendors and (ii) an increase in other current liabilities and a decrease in accounts receivable as a result of an increase in deferred revenue at distributors compared to fiscal year ended June 30, 2009; offset by an increase in cash and an increase in our inventories as a result of an increase in inventory held by our distributors. Our cash balance increased from June 30, 2009 as a result of our cash management activities, which included the timing of cash payments to our vendors and the timing of cash receipts from our customers.

We believe that our existing cash and cash equivalents and funds available from our line of credit will be adequate to meet our anticipated cash needs through at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenue, research and development, expenses associated with any strategic partnerships or acquisitions and infrastructure investments, and expenses related to litigation, which could affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to raise capital by borrowing additional funds through bank loans, selling of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

In August 2008, we entered into Amendment to Line of Credit, which provides for a three-year $2.0 million Term Loan and a two-year $3.0 million Revolving Credit Facility (the “Term Loan and Revolving Credit Facility” or “Loan Agreement”). The Term Loan was funded on August 26, 2008 and is payable in 36 equal installments of principal and monthly accrued interest. There are no borrowings outstanding on the Revolving Credit Facility as of the fiscal year end.

Borrowings under the Term Loan and Revolving Credit Facility bear interest at the greater of 6.25% or prime rate plus 1.25% per annum. If we achieve two consecutive quarters of positive EBITDAS (as defined in the Loan Agreement) greater than $1.00, and only for so long as we maintain EBITDAS greater than $1.00 at the end of each subsequent fiscal quarter, then the borrowings under the Term Loan and Revolving Credit Facility will bear interest at the greater of 5.75% or prime rate plus 0.75% per annum. We paid a fully earned, non-refundable commitment fee of $35,000 and paid an additional $35,000 on the first anniversary of the Effective Date, as defined in the Loan Agreement.

During August 2010, we amended the Loan Agreement and extended the maturity date of the Revolving Credit Facility to October 11, 2010. We are currently negotiating a new Loan agreement.

The following table presents the balance outstanding on the Term Loan, our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, and security deposits:

	June 30,
	2010	2009
	(In thousands)
Term Loan	$778	$1,445
Available borrowing capacity	$1,031	$426
Outstanding letters of credit	$343	$732

As of June 30, 2010, approximately $400,000 of our cash was held in foreign subsidiary bank accounts. This cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign location board of directors.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,
	2010	2009
	(In thousands)
Net cash provided by (used in):
Net loss	$(1,519)	$(780)
Adjustments to reconcile net loss to net cash provided by operating activities:	2,720	3,563
Changes in operating assets and liabilities:
Accounts receivable	516	2,327
Inventories	(202)	1,535
Contract manufacturers' receivable	(360)	21
Prepaid expenses and other current assets	(36)	(73)
Other assets	(13)	20
Accounts payable	924	(2,055)
Accrued payroll and related expenses	149	(747)
Warranty reserve	(41)	(118)
Restructuring reserve	(76)	(1,474)
Other liabilities	560	(927)
Cash received related to tenant incentives	290	-
Net cash provided by operating activities	2,912	1,292
Net cash used in investing activities	(860)	(676)
Net cash (used in) provided by financing activities	(1,070)	1,227
Effect of foreign exchange rate changes on cash	(44)	(140)
Increase in cash and cash equivalents	$938	$1,703

Operating activities provided cash during the fiscal year ended June 30, 2010. This was the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included: (i) an increase in accounts payable as a result of the timing of inventory receipts and cash payments to vendors, (ii) an increase in other current liabilities and a decrease in accounts receivable as a result of an increase in deferred revenue at distributors; and (iii) cash received related to tenant incentives in connection with a building lease we entered into during fiscal 2010 for our corporate headquarter facility; offset by an increase in our inventories as a result of an increase in inventory held by our distributors.

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

Investing activities used cash during the fiscal years ended June 30, 2010 and 2009. This was due to the purchase of property and equipment.

Financing activities used cash during the fiscal year ended June 30, 2010. This was due to payments on the term loan and capital lease obligations and minimum tax withholding paid on behalf of employees related to the vesting of restricted shares.

Financing activities provided cash during the fiscal year ended June 30, 2009. This was due to proceeds from the new term loan and sale of common shares through the 2000 Employee Stock Purchase Plan offset by payments on capital lease obligations and the term loan.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2010 and 2009.

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

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of our internal controls over financial reporting as of June 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2010, our internal control over financial reporting is effective based on those criteria.

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

None.
PART III

Certain information required by Part III is included in our 2010 Definitive Proxy Statement (or “Proxy Statement) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
Irvine, California

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lantronix, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Lantronix, Inc.’s  internal control over financial reporting as of June 30, 2010 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Irvine, California
September 10, 2010

LANTRONIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	June 30,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$10,075	$9,137
Accounts receivable (net of allowance for doubtful accounts of
$93 and $130 at June 30, 2010 and 2009, respectively)	1,342	1,851
Inventories, net	6,873	6,479
Contract manufacturers' receivable	1,015	655
Prepaid expenses and other current assets	515	529
Deferred tax assets	542	675
Total current assets	20,362	19,326

Property and equipment, net	2,392	2,230
Goodwill	9,488	9,488
Purchased intangible assets, net	155	265
Other assets	135	122
Total assets	$32,532	$31,431

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$6,545	$5,626
Accrued payroll and related expenses	1,568	1,414
Warranty reserve	183	224
Restructuring reserve	-	76
Short-term debt	667	667
Other current liabilities	3,776	3,221
Total current liabilities	12,739	11,228
Non-Current Liabilities:
Long-term liabilities	646	117
Long-term capital lease obligations	153	309
Long-term debt	111	778
Deferred tax liabilities	542	675
Total non-current liabilities	1,452	1,879
Total liabilities	14,191	13,107

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized;
10,322,597 and 10,090,087 shares issued and outstanding at
June 30, 2010 and 2009, respectively	1	1
Additional paid-in capital	191,147	189,584
Accumulated deficit	(173,206)	(171,687)
Accumulated other comprehensive income	399	426
Total stockholders' equity	18,341	18,324
Total liabilities and stockholders' equity	$32,532	$31,431

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended June 30,
	2010	2009
Net revenue (1)	$46,375	$49,147
Cost of revenue	22,257	23,478
Gross profit	24,118	25,669
Operating expenses:
Selling, general and administrative	19,035	19,517
Research and development	6,338	5,888
Restructuring charges	-	806
Amortization of purchased intangible assets	72	72
Total operating expenses	25,445	26,283
Loss from operations	(1,327)	(614)
Interest expense, net	(149)	(186)
Other income (expense), net	(19)	19
Loss before income taxes	(1,495)	(781)
Provsion (benefit) for income taxes	24	(1)
Net loss	$(1,519)	$(780)

Net loss per share (basic and diluted)	$(0.15)	$(0.08)

Weighted average shares (basic and diluted)	10,276	10,081

(1) Includes net revenue from related parties	$642	$962

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2008	10,052,061	$1	$187,631	$(170,907)	$521	$17,246
Shares issued pursuant to stock awards, net	7,108	-	6	-	-	6
Employee stock purchase plan	30,919	-	81	-	-	81
Share-based compensation	-	-	1,866	-	-	1,866
Components of comprehensive loss:
Translation adjustments	-	-	-	-	(95)	(95)
Net loss	-	-	-	(780)	-	(780)
Comprehensive loss	-	-	-	-	-	(875)
Balance at June 30, 2009	10,090,088	$1	$189,584	$(171,687)	$426	$18,324
Shares issued pursuant to stock awards, net	232,509	-	158	-	-	158
Minimum tax withholding paid on behalf
of employees for restricted shares	-	-	(263)	-	-	(263)
Share-based compensation	-	-	1,668	-	-	1,668
Components of comprehensive loss:
Translation adjustments	-	-	-	-	(27)	(27)
Net loss	-	-	-	(1,519)	-	(1,519)
Comprehensive loss	-	-	-	-	-	(1,546)
Balance at June 30, 2010	10,322,597	$1	$191,147	$(173,206)	$399	$18,341

See accompanying notes.

LANTRONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2010	2009
Operating activities
Net loss	$(1,519)	$(780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	1,901	1,866
Depreciation	908	762
(Recovery) provision for inventories	(192)	24
Amortization of purchased intangible assets	110	117
Recovery for doubtful accounts	(7)	(12)
Restructuring charges	-	806
Changes in operating assets and liabilities:
Accounts receivable	516	2,327
Inventories	(202)	1,535
Contract manufacturers' receivable	(360)	21
Prepaid expenses and other current assets	(36)	(73)
Other assets	(13)	20
Accounts payable	924	(2,055)
Accrued payroll and related expenses	149	(747)
Warranty reserve	(41)	(118)
Restructuring reserve	(76)	(1,474)
Other liabilities	560	(927)
Cash received related to tenant incentives	290	-
Net cash provided by operating activities	2,912	1,292

Investing activities
Purchases of property and equipment, net	(860)	(676)
Net cash used in investing activities	(860)	(676)

Financing activities
Minimum tax withholding paid on behalf of employees for restricted shares	(263)	-
Proceeds from term loan	-	2,000
Payment of term loan	(667)	(555)
Net proceeds from issuances of common stock	159	87
Payment of capital lease obligations	(299)	(305)
Net cash (used in) provided by financing activities	(1,070)	1,227
Effect of foreign exchange rate changes on cash	(44)	(140)
Increase in cash and cash equivalents	938	1,703
Cash and cash equivalents at beginning of period	9,137	7,434
Cash and cash equivalents at end of period	$10,075	$9,137

Supplemental disclosure of cash flow information
Interest paid	$154	$200
Income taxes paid	$27	$7

See accompanying notes.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

The Company has incurred losses from operations and prior to the fiscal year ended June 30, 2008 reported negative operating cash flows. As of June 30, 2010, the Company had an accumulated deficit of $173.2 million and cash and cash equivalents of $10.1 million. The Company believes that its existing cash and cash equivalents, and any cash generated from operations, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months. Long-term the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. At June 30, 2010, approximately $586,000 of the Company’s net tangible assets (primarily cash held in foreign bank accounts) were located outside of the U.S. Such assets are unrestricted with regard to foreign liquidity needs, however, the ability of the Company to utilize such assets to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign location board of directors.

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
JUNE 30, 2010

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

The following table presents our hardware and non-hardware sales as a percentage of total net revenue:

	Years Ended June 30,
	2010	2009

Hardware	99%	99%
Non-hardware	1%	1%
Total net revenue	100%	100%

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

The Company also maintains a reserve for uncertainties relative to the collection of former officer and former director notes receivable that originated in fiscal 2001. Factors considered in determining the level of this reserve include the value of the collateral securing the notes, the Company’s ability to effectively enforce collection rights and the ability of the former officer and former director to honor their obligations.

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

Foreign Currency Translation

The functional currency for all foreign subsidiaries is currently the U.S. dollar. Non-monetary and monetary foreign currency assets and liabilities are valued in U.S. dollars at historical and end-of-period exchange rates, respectively. Revenue and expenses are translated at average exchange rates in effect during each period. Exchange gains and losses from foreign currency transactions and translations are recognized in the consolidated statement of operations. Translation adjustments for foreign subsidiaries whose functional currency was previously the local currency are suspended in accumulated other comprehensive income (loss).

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments, with original maturities of 90 days or less.

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

Capitalized Internal Use Software Costs

The Company capitalizes the costs of computer software developed or obtained for internal use. Capitalized computer software costs consist of purchased software licenses and implementation costs. The capitalized software costs are being amortized on a straight-line basis over a period of three to five years.

Goodwill and Purchased Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth fiscal quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the single reporting unit with its aggregate carrying amount, including goodwill. The Company determines the fair value of its single reporting unit using the market or income approach methodology of valuation that includes comparing it to the market values of similar companies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

During the fourth fiscal quarters ended June 30, 2010 and 2009, the Company completed its annual goodwill impairment tests and determined that no impairment was indicated as the reporting unit’s estimated fair value exceeded its carrying amount. As of March 31, 2010, the fair value of the reporting unit was estimated to be $40.0 million based upon the Company’s market capitalization compared to the reporting unit’s carrying amount of $18.5 million.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The Company accounts for long-lived assets, including other purchased intangible assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using (i) quoted market prices and/or (ii) discounted expected future cash. Impairment is based on the excess of the carrying amount over the fair value of those assets.

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

Financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently be measured as the largest amount of tax benefit that has a more likely than not likelihood of being realized upon ultimate settlement with a taxing authority. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Share-Based Compensation

The Company accounts for share-based compensation by expensing the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. The Company records amortization of share-based compensation expense ratably over the requisite service period of the grant or as market conditions are achieved. The Company estimates forfeitures in its calculation of share-based compensation.

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

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Accumulated Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2010 and 2009.

Segment Information

The Company has one operating and reportable segment, networking and Internet connectivity.

Restructuring

Costs, including severance costs, associated with exit or disposal activities are recorded at their fair value when a liability has been incurred. Adjustments for changes in assumptions are recorded in the period such changes become known.

Reclassifications

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In September 2009 the FASB reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements , or ASU 2009-13 and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Any impact of these ASUs will be dependent on entering into new multiple-element arrangements.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

2.           Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	June 30,
	2010	2009
	(In thousands)
Finished goods	$4,258	$4,421
Raw materials	1,390	1,537
Inventory at distributors	1,924	1,355
Large scale integration chips *	516	909
Inventories, gross	8,088	8,222
Reserve for excess and obsolete inventory	(1,215)	(1,743)
Inventories, net	$6,873	$6,479

* This item is sold individually and embedded into the Company's products.

Property and Equipment

The following table presents details of the Company’s property and equipment:

	June 30,
	2010	2009
	(In thousands)
Computer and office equipment	$3,323	$3,719
Furniture and fixtures	874	1,134
Production and warehouse equipment	1,581	1,000
Construction-in-progress	-	400
Property and equipment, gross	5,778	6,253
Less accumulated depreciation	(3,386)	(4,023)
Property and equipment, net	$2,392	$2,230

The following table presents details of property and equipment recorded in connection with capital lease obligations:

	June 30,
	2010	2009
	(In thousands)
Property and equipment	$526	$342
Less accumulated depreciation	(266)	(139)
Total	$260	$203

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The following table presents details of the unamortized costs capitalized as internal use software included in construction-in-progress and computer and office equipment:

	June 30,
	2010	2009
	(In thousands)

Capitalized internal use software	$786	$1,164

The following table presents the details of depreciation of capitalized internal use software:

	Years Ended June 30,
	2010	2009
	(In thousands)

Depreciation of capitalized internal use software	$358	$324

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets:

		June 30, 2010			June 30, 2009
	Useful			(In thousands)
	Lives		Accumulated			Accumulated
	in Years	Gross	Amortization	Net	Gross	Amortization	Net

Existing technology	1 - 5	$7,259	$(7,231)	$28	$7,259	$(7,193)	$66
Patent/core technology	6	839	(712)	127	839	(640)	199
Total purchased intangible assets		$8,098	$(7,943)	$155	$8,098	$(7,833)	$265

The following table presents the amount of purchased intangible assets that the Company will amortize to cost of revenues over the following fiscal years:

	Years Ended June 30,
	2011	2012	Total
	(In thousands)
Amount remaining to be amortized	$101	$54	$155

Warranty Reserve

The following table presents details of the Company’s warranty reserve:

	June 30,
	2010	2009
	(In thousands)
Beginning balance	$224	$342
Charged to cost of revenues	84	116
Usage	(125)	(234)
Ending balance	$183	$224

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Other Liabilities

The following table presents details of the Company’s other liabilities:

	June 30,
	2010	2009
	(In thousands)
Current
Customer deposits and refunds	$1,829	$1,129
Deferred revenue	174	185
Capital lease obligations	301	236
Taxes payable	205	257
Reimbursable legal expense	-	38
Other	1,267	1,376
Total other current liabilities	$3,776	$3,221

Long-term
Deferred revenue	$124	$110
Other	522	7
Total other long-term liabilities	$646	$117

Advertising Expenses

The following table presents details of the Company’s advertising expenses:

	Years Ended June 30,
	2010	2009
	(In thousands)

Advertising expenses	$511	$348

Interest Expense

The following table presents details of the Company’s interest expense:

	Years Ended June 30,
	2010	2009
	(In thousands)

Interest expense	$150	$207

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year, adjusted to reflect the December 2009 one-for-six reverse stock split.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The following table presents the computation of net loss per share:

	Years Ended June 30,
	2010	2009
	(In thousands, except per share data)
Numerator:
Net loss	$(1,519)	$(780)

Denominator:
Weighted-average shares outstanding	10,568	10,553
Less: Unvested common shares outstanding	(292)	(472)
Weighted average shares (basic and diluted)	10,276	10,081

Net loss per share (basic and diluted)	$(0.15)	$(0.08)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2010	2009
	(In thousands)
Common stock equivalents	1,232	1,428

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2010	2009
	(In thousands)
Non-cash acquisition of property and equipment	$208	$43

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

4.           Restructuring Charges

During the first fiscal quarter ended September 30, 2008, the Company implemented a restructuring plan. As part of the restructuring plan, 29 employees from all ranks and across all functional groups of the Company were terminated. During the second fiscal quarter ended December 31, 2008, the Company incurred additional restructuring charges related to the termination of a senior-level employee and closure of a sales office in France. During the fourth fiscal quarter ended June 30, 2009, the Company incurred restructuring charges related to the consolidation of its corporate headquarters. The following table presents a summary of the activity in the Company’s restructuring reserve:

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

	Consolidation	Severance
	of Excess	Related
	Facilities	Costs	Total
		(In thousands)
Restructuring reserve at June 30, 2008	$-	$744	$744
Restructuring charge	154	652	806
Cash payments	(81)	(1,393)	(1,474)
Restructuring reserve at June 30, 2009	73	3	76
Cash payments	(73)	(3)	(76)
Restructuring reserve at June 30, 2010	$-	$-	$-

5.           Line of Credit and Term Loan

Line of Credit

In August 2008, the Company entered into an Amendment to Loan and Security Agreement, which provides for a three-year $2.0 million Term Loan and a two-year $3.0 million Revolving Credit Facility (the “Term Loan and Revolving Credit Facility” or “Loan Agreement”). The Term Loan was funded on August 26, 2008 and is payable in 36 equal installments of principal and monthly accrued interest. There are no borrowings outstanding on the Revolving Credit Facility as of June 30, 2010.

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

During August 2010, the Company amended the Loan Agreement and extended the maturity date of the Revolving Credit Facility to October 11, 2010. The Company is currently negotiating a new Loan agreement.

Availability under the Line of Credit

The following table presents the Company’s available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, and security deposits:

	June 30,
	2010	2009
	(In thousands)
Term Loan	$778	$1,445
Available borrowing capacity	$1,031	$426
Outstanding letters of credit	$343	$732

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

6.           Stockholders’ Equity

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

Share-Based Plans

The Company has share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. In addition, the Company has granted restricted stock awards to employees and board members under these share-based plans.

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

No income tax benefit was realized from activity in the Company’s share-based plans during the fiscal years ended June 30, 2010 and 2009.

In May 2010, the Company’s 2000 Stock Plan (the “2000 Plan”) expired and no additional shares will be granted under this plan. Under the 2000 Plan, the number of shares available for issuance was increased annually on the first day of the calendar year by an amount of shares equal to the lesser of (i) 333,333 shares, (ii) 5% of the outstanding shares on such date or (iii) a lesser amount as determined by the board of the directors.

In May 2010, the board of directors approved the 2010 Inducement Equity Incentive Plan (the “2010 Inducement Plan”) under which nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares may be granted to newly hired employees. 100,000 shares are authorized for grant under the 2010 Inducement Plan.

The following table presents a summary of share-based compensation by functional line item:

	Years Ended June 30,
	2010	2009
	(In thousands)
Cost of revenues	$43	$63
Selling, general and administrative	1,380	1,315
Research and development	478	488
Total share-based compensation	$1,901	$1,866

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The following table presents a summary of share-based compensation for the Company’s share-based plans:

	Years Ended June 30,
	2010	2009
	(In thousands)
Stock options	$1,319	$1,193
Restricted stock	349	344
Performance Plan	233	303
ESPP	-	26
Total share-based compensation	$1,901	$1,866

The following table presents a summary of remaining unrecognized share-based compensation expense for the Company’s share-based plans as of June 30, 2010:

	Remaining	Weighted-
	Unrecognized	Average
	Compensation	Remaining
Vesting Condition	Cost	Years To Vest
	(In thousands)
Stock Option Awards:
Service based	$1,645
Market and service based	343
All stock option awards	$1,988	2.6

Restricted Stock Awards:
Service based	$652
Market and service based	21
All restricted stock awards	$673	2.0

Stock Option Awards

The fair value of each stock option grant was estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. To the extent that the stock option grant included market conditions, the Company used a lattice model to estimate the fair value for each stock option grant. Expected volatilities were based on the historical volatility of the Company’s stock price. The expected term of options granted was estimated using the simplified method. To the extent that stock option grants included market conditions and do not meet the rules for the simplified method, the Company used a lattice model to estimate the expected term of stock options granted. The risk-free rate for periods within the contractual life of the stock option grant was based on the U.S. Treasury interest rates in effect at the time of grant.

The fair value of options granted was estimated using the following weighted-average assumptions for all of the Company’s stock option plans:

	Years Ended June 30,
	2010	2009
Expected term (in years)	6.21	5.79
Expected volatility	0.80	0.78
Risk-free interest rate	2.77%	2.54%
Dividend yield	0.00%	0.00%

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The following table presents a summary of option activity under all of the Company’s stock option plans:

		Weighted-Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands, except share and per share data)
Balance at June 30, 2009	1,278,505	$6.60
Options granted	1,063,153	2.76
Options forfeited	(262,532)	2.94
Options expired	(136,398)	10.41
Options exercised	(52,389)	3.01
Balance at June 30, 2010	1,890,339	$4.79	8.0	$1,294
Vested or expected to vest at June 30, 2010	1,723,931	$4.97	7.9	$1,099
Options exercisable at June 30, 2010	769,494	$7.01	6.7	$168

The following table presents a summary of option grant-date fair value and intrinsic value information for all of the Company’s stock option plans:

	Years Ended June 30,
	2010	2009
	(In thousands, except per share data)

Weighted-average grant-date fair value per share	$1.95	$2.22
Intrinsic value of options exercised	$38	$1

Nonvested Share Awards

The following table presents a summary of the activity for all of the Company’s nonvested shares:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Balance of nonvested shares at June 30, 2009	472,065	$3.12
Granted	12,500	4.00
Forfeited	(57,156)	3.00
Vested	(135,763)	3.16
Balance of nonvested shares at June 30, 2010	291,646	$3.16

The following table presents a summary of the total fair value of shares vested for all of the Company’s nonvested share awards:

	Years Ended June 30,
	2010	2009
	(In thousands)
Fair value of shares vested	$443	$15

Market-Based Share Awards

During the fiscal year ended June 30, 2008, the Company granted market-based option and restricted stock awards to certain employees and directors. The market-based share awards cliff vest over 3-years; however, the vesting may accelerate upon the Company’s stock price reaching the following thresholds for 120 consecutive days: (i) 30% vests at $9.00; (ii) 30% vests at $15.00; and (iii) 40% vests at $24.00. The vesting percentages do not cumulate.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

A lattice model was used to estimate the fair value and expected life for the market-based option awards.  The following table presents a summary of option activity for the Company’s market-based option awards:

		Weighted-Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands, except share and per share data)
Balance at June 30, 2009	382,790	$4.74
Options granted	-	-
Options forfeited	-	-
Options expired	-	-
Options exercised	-	-
Balance at June 30, 2010	382,790	$4.74	7.7	$-
Vested or expected to vest at June 30, 2010	376,424	$4.74	7.7	$-
Options exercisable at June 30, 2010	229,676	$4.74	7.7	$-

The fair value of market-based nonvested shares was determined upon the closing trading price of the Company’s shares on the grant date. A lattice model was used to estimate the expected life for the market-based nonvested shares. The following table presents a summary of the activity for the Company’s market-based nonvested shares:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Balance of nonvested shares at June 30, 2009	11,666	$4.98
Granted	-	-
Forfeited	-	-
Vested	(5,000)	4.98
Balance of nonvested shares at June 30, 2010	6,666	$4.98

Performance-Based Share Awards

During September 2008 and November 2008, the board of directors approved Performance Plans for the fiscal years ended June 30, 2009 and June 30, 2010, respectively, to be paid in vested common shares if minimum revenue, non-GAAP income and management objectives were met. On August 18, 2009, the board of directors approved a payout of approximately 30% on the fiscal 2009 Performance Plan, which resulted in the issuance of 81,416 fully vested common shares and an expense to share-based compensation of approximately $303,000 for the fiscal year ended June 30, 2009. Included in long-term liabilities on the consolidated balance sheet as of June 30, 2010 is $234,000 that will be settled by the issuance of shares of common stock based on upon the market price of the Company’s stock price on the date the board of directors formally approves the payout of the fiscal 2010 Performance Plan.

Employee Stock Purchase Plan

In May 2010, the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”) expired. During the fiscal year ended June 30, 2009, the board of directors approved a resolution to suspend the ESPP. No shares were issued under the ESPP during the fiscal year ended 2010.

The number of shares available for issuance was increased annually on the first day of the Company’s fiscal year in an amount equal to the lesser of (i) 150,000 shares, (ii) 2% of the outstanding shares on such date or (iii) a lesser amount as determined by the board of directors. Under the ESPP, each eligible employee could purchase common stock at each semi-annual purchase date (the last business day of February and August each year), but not more than 15% of the participant’s compensation, as defined. The purchase payable per share was equal to eighty-five percent (85%) of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs and (ii) the closing selling price per share of common stock on the semi-annual purchase date. Participants could discontinue their participation in the ESPP or could increase or decrease the rate of their payroll deductions during the ESPP offering period.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The fair value of ESPP shares was estimated using the following weighted-average assumptions:

	Years Ended June 30,
	2010	2009

Expected term (in years)	-	0.5 to 2.0
Expected volatility	-	0.86
Risk-free interest rate	-	2.75%
Dividend yield	-	0.00%

The following table presents a summary of ESPP purchase price and intrinsic value information:

	Years Ended June 30,
	2010	2009
	(In thousands except per share data)

Weighted-average purchase price of common shares	$-	$2.64
Intrinsic value of ESPP shares on purchase date	$-	$14

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

	Years Ended June 30,
	2010	2009
	(In thousands)
401(k) matching contributions	$-	$37

8.           Stock Warrants

During March 2008, the Company issued warrants to purchase approximately 180,000 shares of Lantronix common stock to class action plaintiffs as final consideration for a shareholder settlement liability. The warrants have an exercise price of $28.08 and expire on February 10, 2011.

9.           Litigation

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial position, operating results or cash flows.

10.           Income Taxes

The income tax provision (benefit) consists of the following components:

	Years Ended June 30,
	2010	2009
	(In thousands)
Current:
Federal	$-	$-
State	8	10
Foreign	16	(11)
	24	(1)
Deferred:
Federal	-	-
State	-	-
	-	-
Provsion (benefit) for income taxes	$24	$(1)

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2010	2009
	(In thousands)
United States	$(1,581)	$(1,229)
Foreign	86	448
Loss before income taxes	$(1,495)	$(781)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2010	2009
	(In thousands)
Deferred tax assets:
Tax losses and credits	$33,171	$33,044
Reserves not currently deductible	3,245	2,716
Deferred compensation	1,987	1,481
Inventory capitalization	696	1,163
Marketing rights	739	830
Gross deferred tax assets	39,838	39,234
Valuation allowance	(37,904)	(37,470)
Deferred tax assets, net	1,934	1,764
Deferred tax liabilities:
State taxes	(1,797)	(1,768)
Depreciation	(109)	63
Other	(28)	(59)
Deferred tax liabilities	(1,934)	(1,764)
Net deferred tax assets (liabilities)	$-	$-

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

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The following table presents a reconciliation of the income tax provision (benefit) to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2010	2009
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(510)	$(266)
Increase (decrease) resulting from:
Permanent differences	211	174
Change in valuation allowance	199	173
Deferred compensation	135	87
Foreign tax rate variances	(13)	(163)
Investment in foreign subsidiaries	-	(12)
Other	2	6
Provsion (benefit) for income taxes	$24	$(1)

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss (“NOL”) carryforwards and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities. The following table summarizes the Company’s NOLs:

June 30,
2010
(In thousands)
Federal	$80,562
State	$57,937

The federal and state NOL carryovers begin to expire in fiscal years 2021 and 2013, respectively. At June 30, 2010, the Company's fiscal 2003 through 2009 tax years remain open to examination by federal, state, and foreign taxing authorities. The Company has NOLs beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

Deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries because such undistributed earnings are expected to be reinvested indefinitely.

The following table summarizes the Company’s liability for uncertain tax positions:

	Years Ended June 30,
	2010	2009
	(In thousands)
Liability for uncertain tax positions	$78	$78
Accrued interest and penalties related to uncertain tax positions	95	85
Total liability	$173	$163

The Company had $6.7 million of gross unrecognized tax benefits as of June 30, 2010 and 2009. Of the total gross unrecognized tax benefits at June 30, 2010, $6.6 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company's valuation allowance of $6.6 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits as of June 30, 2010 will significantly increase or decrease within the next 12 months.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

11.           Commitments and Contingencies

Leases

The Company leases office equipment and its office and warehouse facilities under non-cancelable capital and operating leases. In September 2009, the Company entered into a seven-year lease agreement for its corporate headquarters in Irvine, California commencing in November 2009 and expiring in November 2016.

The following schedule represents minimum lease payments for all non-cancelable operating and capitalized leases as of June 30, 2010:

	Capital	Operating
Years Ended June 30,	Leases	Leases	Total
	(In thousands)
2011	$338	$816	$1,154
2012	127	722	849
2013	28	442	470
2014	10	411	421
2015	6	411	417
Thereafter	-	171	171
Total	509	$2,973	$3,482
Amounts representing interest	(55)
Present value of net minimum lease payments	454
Less: capital lease obligations, short-term portion
(included in other current liabilities)	301
Capital lease obligations, long-term portion	$153

The following table presents facilities rent expense:

	Years Ended June 30,
	2010	2009
	(In thousands)
Facilities rent expense	$703	$891

12.           Significant Geographic, Product Line, Customer and Supplier Information

The following table presents the Company’s sales within geographic regions as a percentage of net revenue:

	Years Ended June 30,
	2010	2009
Americas	56.3%	57.3%
EMEA	27.9%	28.6%
Asia Pacific	15.8%	14.1%
Total	100.0%	100.0%

The following table presents sales to significant countries as a percentage of net revenue:

	Years Ended June 30,
	2010	2009

U.S.	45%	43%
Germany	15%	15%
Canada	11%	12%

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Product Line

The following table presents the Company’s net revenue by product line:

	Years Ended June 30,
	2010	2009
	(In thousands)
Device enablement	$37,096	$39,945
Device management	8,384	7,397
Non-core	895	1,805
Total net revenues	$46,375	$49,147

Customers

The following table presents sales to the Company’s significant customers and a related party as a percentage of net revenue:

	Years Ended June 30,
	2010	2009

Top five customers (1)	39%	38%
Tech Data	11%	8%
Ingram Micro	10%	11%
Related parties	1%	2%

(1) Includes Ingram Micro and Tech Data.

No other customer represented more than 10% of the Company’s annual net revenue during these fiscal years. Two international customers, transtec AG and barix AG, are related parties due to common ownership by the Company’s largest stockholder and Lantronix director, Bernhard Bruscha.

Suppliers

The Company does not own or operate a manufacturing facility. Four independent third-party contract manufacturers located in Asia manufacture substantially all of the Company’s products and two independent third party foundries located in Asia manufacture substantially all of the Company’s large scale integration chips. Any sudden demand for an increased amount of products or sudden reduction or elimination of any existing source or sources of products could result in a material delay in the shipment of the Company’s products. Any problems associated with the manufacturing facilities or the delivery, quality or cost of the Company’s products could have a material adverse effect on the Company’s business, results of operations and financial condition.

13.           Quarterly Financial Data (Unaudited)

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

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

	Quarter Ended Fiscal 2010
	Sept 30,	Dec 31,	Mar 31,	June 30,	Total
	(In thousands, except per share data)
Net revenue	$10,954	$11,478	$12,124	$11,819	$46,375
Gross profit	$5,717	$6,049	$6,352	$6,000	$24,118
Net loss	$(499)	$(375)	$(136)	$(509)	$(1,519)
Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.01)	$(0.05)	$(0.15	)*

	Quarter Ended Fiscal 2009
	Sep 30,	Dec 31,		Mar 31,	June 30,		Total
	(In thousands, except per share data)
Net revenue	$14,212	$12,885		$10,655	$11,395		$49,147
Gross profit	$7,524	$6,943		$5,569	$5,633		$25,669
Net income (loss)	$184	$(148)	(1)	$(263)	$(553)	(2)	$(780)
Basic and diluted net income (loss) per share	$0.02	$(0.01)		$(0.03)	$(0.05)		$(0.08	)*

* Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

(1)          Includes restructuring charge of $593,000.
(2)          Includes restructuring charge of $108,000.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc.	8 – K	001-16027	99.1	07/29/2005
3.2	Amended and Restated Bylaws as amended on July 28, 2005	8 – K	001-16027	99.2	07/29/2005
3.3	Amended and Restated Bylaws of Lantronix, Inc.	10 – Q	001- 16027	3.1	05/14/2009
3.4	Amended and Restated Bylaws	10 – Q	001-16027	3.1	11/12/2009
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8 – K	001-16027	3.10	12/21/2009
4.1	Form of Registrant’s common stock certificate	S – 1, Amend. No. 1	333-37508		06/13/2000
10.1	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers	S – 1, Amend. No. 1	333-37508		06/13/2000
10.2	1993 Stock Option Plan and forms of agreements thereunder	S – 1, Amend. No. 1	333-37508		06/13/2000
10.3	1994 Nonstatutory Stock Option Plan and forms of agreements thereunder	S – 1, Amend. No. 1	333-37508		06/13/2000
10.4	2000 Stock Plan and forms of agreement thereunder	S – 8,	333- 103395	4.1	02/24/2003
10.4.1	Form of Stock Option Agreement	10 – K	001-16027	10.4.1	09/11/07
10.5	Amendment to the 2000 Stock Plan	S – 8	333- 103395	4.2	02/24/2003
10.6	2000 Employee Stock Purchase Plan, amended and restated as of November 18, 2004	S – 8,	333-121000	4.1	12/06/2004
10.7	Employment Agreement between Registrant and Fred Thiel	S – 1	333-37508		05/19/2000
10.8	Employment Agreement between Registrant and Steve Cotton	S – 1	333-37508		05/19/2000
10.9	Employment Agreement between Registrant and Johannes Rietschel	S – 1	333-37508		05/19/2000
10.10	Lease Agreement between Registrant and The Irvine Company	S – 1, Amend. No. 1	333-37508		06/13/2000
10.11	First Amendment to Lease Agreement between Registrant and Irvine Technology Partners III dated as of August 10, 1995	S – 1 Amend. No. 1	333-37508		06/13/2000
10.12	Second Amendment to Lease Agreement between Registrant and Irvine Technology Partners III dated as of July 6, 2000	10 – K	001-16027	10.03	09/28/2000
10.13	Third Amendment to Lease Agreement between Registrant and Irvine Technology Partners dated as of March 16, 2005	8 – K	001-16027	10.04	03/22/2005
10.14	Research and Development Agreement between Registrant and Gordian	S – 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406
10.15	Distributor Contract between Registrant and Tech Data Corporation	S – 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406
10.16	Distributor Contract between Registrant and Ingram Micro Inc.	S – 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17	Offer to Exchange Outstanding Options, dated December 19, 2002	Schedule TO	001-16027	99(a)(1)	12/19/2002
10.18	Loan and Security Agreement between Registrant and Silicon Valley Bank dated February 14, 2002	10 – Q	001-16027	10.16	02/14/2002
10.19	Amendment to Loan Documents between Registrant and Silicon Valley Bank dated February 15, 2005	8 – K	001-16027	10.17	02/15/2005
10.20	Letter from Ernst & Young LLP, dated January 21, 2005	8 – K	001-16027	16.1	01/21/2005
10.21	Loan and Security Agreement between Registrant and Silicon Valley Bank dated May 31, 2006.	8 – K	001- 16027		06/02/2006
10.22	Consulting, Severance and Release Agreement effective as of January 22, 2007 between Registrant and James Kerrigan.	8 – K	001- 16027	10.1	04/27/2007
10.23	Severance Agreement effective as of May 15, 2007 between the Registrant and Marc Nussbaum.	8 – K	001- 16027	10.1	06/15/2007
10.24	Severance Agreement effective as of May 15, 2007 between the Registrant and Reagan Sakai.	8 – K	001- 16027	10.1	06/20/2007
10.25	Agreement effective February 19, 2008 between the Registrant and Jerry Chase	8 – K	001- 16027	10.1	02/26/2008
10.26	Amendment to the 2000 Stock Plan	8 – K	001- 16027	10.1	03/06/2008
10.27	Amendment to Loan and Security Agreement between the Registrant Silicon Valley Bank	10 – K	001- 16027	10.27	09/19/2008
10.28	Form of Performance Award Agreement	8 – K	001- 16027	10.1	11/19/2008
10.29	Form of Long-Term Incentive Award Agreement	8 – K	001- 16027	10.2	11/19/2008
10.30	Amendment to Letter Agreement effective as of December 26, 2008 between Registrant and Jerry D. Chase.	10 – Q	001- 16027	10.1	02/13/2009
10.31	Amended and Restated Severance Agreement effective as of December 29, 2008 between Registrant and Reagan Y. Sakai.	10 – Q	001- 16027	10.2	02/13/2009
10.32	Second Amendment to Letter Agreement effective as of February 12, 2009 between Registrant and Jerry D. Chase.	10 – Q	001- 16027	10.3	02/13/2009
10.33	Lease Agreement between Registrant and the Irvine Company, LLC dated September 17, 2009	8 – K	001- 106027	10.1	09/18/2009
10.34	Amendment to 2000 Stock Plan	10 – K	001-16027	10.35	09/28/2009

21.1	Subsidiaries of Registrant	10 – K				X
23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP					X
24.1	Power of Attorney (see page II-2)
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of Sarbanes Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lantronix has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 10th day of September, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Lewis Solomon	Chairman of the Board	September 10, 2010
Lewis Solomon

/s/ Jerry D. Chase	President and Chief Executive Officer and	September 10, 2010
Jerry D. Chase	Director (Principal Executive Officer)

/s/ Reagan Y. Sakai	Chief Financial Officer and Secretary	September 10, 2010
Reagan Y. Sakai	(Principal Financial and Accounting Officer)

/s/ Curtis Brown	Director	September 10, 2010
Curtis Brown

/s/ Marcelo G. Lima	Director	September 10, 2010
Marcelo G. Lima

/s/ John Rehfeld	Director	September 10, 2010
John Rehfeld

/s/ Bernhard Bruscha	Director	September 10, 2010
Bernhard Bruscha

/s/ Larry Sanders	Director	September 10, 2010
Larry Sanders

/s/ Howard T. Slayen	Director	September 10, 2010
Howard T. Slayen

/s/ Thomas M. Wittenschlaeger	Director	September 10, 2010
Thomas M. Wittenschlaeger