Form 10-Q
period 2010-09-30
LANTRONIX INC
filed 2010-11-08
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 25, 2010, there were 10,422,952 shares of the Registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
September 30, 2010

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	June 30,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$10,458	$10,075
Accounts receivable, net	1,765	1,342
Contract manufacturers' receivable	1,143	1,015
Inventories, net	7,509	6,873
Prepaid expenses and other current assets	329	515
Deferred tax assets	542	542
Total current assets	21,746	20,362

Property and equipment, net	2,221	2,392
Goodwill	9,488	9,488
Purchased intangible assets, net	132	155
Other assets	173	135
Total assets	$33,760	$32,532

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,022	$6,545
Accrued payroll and related expenses	1,654	1,568
Warranty reserve	152	183
Short-term debt	667	667
Other current liabilities	3,574	3,776
Total current liabilities	13,069	12,739
Non-current liabilities:
Long-term liabilities	586	646
Long-term capital lease obligations	124	153
Long-term debt	1,333	111
Deferred tax liabilities	542	542
Total non-current liabilities	2,585	1,452
Total liabilities	15,654	14,191

Commitments and contingencies

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	191,590	191,147
Accumulated deficit	(173,884)	(173,206)
Accumulated other comprehensive income	399	399
Total stockholders' equity	18,106	18,341
Total liabilities and stockholders' equity	$33,760	$32,532

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2010	2009
Net revenue (1)	$12,192	$10,954
Cost of revenue	5,965	5,237
Gross profit	6,227	5,717
Operating expenses:
Selling, general and administrative	5,053	4,620
Research and development	1,823	1,485
Amortization of purchased intangible assets	18	18
Total operating expenses	6,894	6,123
Loss from operations	(667)	(406)
Interest expense, net	(22)	(47)
Other income (expense), net	29	(36)
Loss before income taxes	(660)	(489)
Provision for income taxes	18	10
Net loss	$(678)	$(499)

Net loss per share (basic and diluted)	$(0.07)	$(0.05)

Weighted-average shares (basic and diluted)	10,348	10,165

Net revenue from related parties	$241	$125
(1) Includes net revenue from related parties
See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended
	September 30,
	2010	2009
Operating activities
Net loss	$(678)	$(499)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	583	559
Depreciation	257	193
Provision (recovery) for inventories	4	(30)
Amortization of purchased intangible assets	23	28
Provision (recovery) for doubtful accounts	1	(5)
Changes in operating assets and liabilities:
Accounts receivable	(424)	191
Contract manufacturers' receivable	(128)	(28)
Inventories	(640)	406
Prepaid expenses and other current assets	125	11
Other assets	(37)	(14)
Accounts payable	467	172
Accrued payroll and related expenses	68	(313)
Warranty reserve	(31)	-
Restructuring reserve	-	(45)
Other liabilities	(242)	(152)
Cash received related to tenant incentives	32	-
Net cash (used in) provided by operating activities	(620)	474
Investing activities
Purchases of property and equipment, net	(83)	(205)
Net cash used in investing activities	(83)	(205)
Financing activities
Proceeds from term loan	2,000	-
Payment of term loan	(778)	(166)
Minimum tax withholding paid on behalf of employees for restricted shares	(131)	(257)
Payment of capital lease obligations	(54)	(67)
Net proceeds from issuances of common stock	-	150
Net cash provided by (used in) financing activities	1,037	(340)
Effect of foreign exchange rate changes on cash	49	54
Increase (decrease) in cash and cash equivalents	383	(17)
Cash and cash equivalents at beginning of period	10,075	9,137
Cash and cash equivalents at end of period	$10,458	$9,120

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (the “Company” or “Lantronix”) have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 13, 2010. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2010, and the consolidated results of its operations and cash flows for the three months ended September 30, 2010 and 2009. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

2.	Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net loss per share:

	Three Months Ended
	September 30,
	2010	2009
	(In thousands
	except per share data)
Numerator:
Net loss	$(678)	$(499)
Denominator:
Weighted-average shares outstanding	10,548	10,519
Less: Unvested common shares outstanding	(200)	(353)
Weighted-average shares (basic and diluted)	10,348	10,166

Net loss per share (basic and diluted)	$(0.07)	$(0.05)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)
Common stock equivalents	1,195	1,389

3.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,	June 30,
	2010	2010
	(In thousands)
Finished goods	$4,708	$4,258
Raw materials	1,825	1,390
Inventory at distributors	1,955	1,924
Large scale integration chips *	237	516
Inventories, gross	8,725	8,088
Reserve for excess and obsolete inventory	(1,216)	(1,215)
Inventories, net	$7,509	$6,873

* This item is sold individually and is also embedded into the Company's products.

4.	Warranty

Upon shipment to its customers, the Company provides for the estimated cost to repair or replace products to be returned under warranty. The Company’s products typically carry a one- to two-year warranty. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, use of materials or service delivery costs, which may differ from the Company’s estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, the Company sells extended warranty services, which extend the warranty period for an additional one to three years, depending upon the product.

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2010	2010
	(In thousands)
Beginning balance	$183	$224
Charged to cost of revenues	41	84
Usage	(72)	(125)
Ending balance	$152	$183

5.	Bank Line of Credit and Debt

In September 2010, the Company entered into an Amendment to Loan and Security Agreement (the “Loan Agreement”), which provides for a two-year $4.0 million maximum revolving line (the “Revolving Line”) with a three-year $2.0 million term loan (the “Term Loan”). Per the Loan Agreement, the proceeds from the Term Loan were used to pay the balance of $611,000 outstanding on the term loan that was made under the original agreement in 2008. The Term Loan was funded on September 28, 2010 and is payable in 36 equal monthly installments of principal and accrued interest. There are no borrowings outstanding on the Revolving Line as of the fiscal quarter end.

Borrowings under the Loan Agreement bear interest at the greater of 4.25% or prime rate plus 0.75% per annum. Upon entering into the Loan Agreement, the Company paid a fully earned, non-refundable commitment fee of $20,000 and will pay an additional $15,000 on September 28, 2011, the first anniversary of the effective date of the Loan Agreement.

The Company's obligations under the Loan Agreement are secured by substantially all of the Company's assets, including its intellectual property.

The Borrowing Base under the Revolving Line is based upon eligible accounts receivable as defined per the Loan Agreement. The “Amount Available under the Revolving Line” is defined as at any time (a) the lesser of (i) the Revolving Line maximum or (ii) the Borrowing Base, minus (b) the amount of all outstanding letters of credit (including drawn but unreimbursed letters of credit), minus (c) an amount equal to the letter of credit reserves, minus (d) the foreign currency reserve, minus (e) the outstanding principal balance of any advances, and minus (f) one-half of the principal balance then outstanding on the Term Loan.

The following table presents the balance outstanding on the Term Loan, our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, and security deposits:

	September 30,	June 30,
	2010	2010
	(In thousands)
Term Loan	$2,000	$778
Amount Available under the Revolving Line	$1,562	$1,031
Outstanding letters of credit	$343	$343

6.	Stockholders’ Equity

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

The board of directors determines eligibility, vesting schedules and exercise prices for options and shares granted under the plans. Share-based awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option awards generally have a term of 10 years. Share-based awards generally vest and become exercisable over a one- to four-year service period. The Company has granted share-based awards with market conditions whereby vesting is accelerated upon achieving certain stock price thresholds. In addition, the board of directors has approved a share-based performance plan whereby employees will be paid in vested common shares if minimum revenue, income and management objectives are met. The Company issues new shares to satisfy stock option exercises, restricted stock grants, and stock purchases under its share-based plans.

The following table presents a summary of share-based compensation by functional line item:

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)
Cost of revenues	$25	$9
Selling, general and administrative	408	423
Research and development	150	127
Total share-basd compensation	$583	$559

The following table presents a summary of remaining unrecognized share-based compensation by the vesting condition for the Company’s share-based plans as of September 30, 2010:

	Unrecognized	Remaining
	Compensation	Years
Vesting Condition	Cost	To Vest
	(In thousands)
Stock Option Awards:
Service-based	$1,543
Market- and service-based	218
Stock option awards	$1,761	2.4

Restricted Stock Awards:
Service-based	$564
Market- and service-based	12
Restricted stock awards	$576	1.8

Stock Option Awards

The fair value of each stock option grant was estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. To the extent that the stock option grant included market conditions, the Company used a lattice model to estimate the fair value for each stock option grant. Expected volatilities were based on the historical volatility of the Company’s stock price. The expected term of options granted was estimated using the simplified method. To the extent that stock option grants included market conditions and therefore did not meet the rules for the simplified method, the Company used a lattice model to estimate the expected term of stock options granted. The risk-free rate for periods within the contractual life of the stock option grant was based on the U.S. Treasury interest rates in effect at the time of grant.

The following table presents a summary of option activity under all of the Company’s stock option plans:

Number of
Shares
Balance of options outstanding at June 30, 2010	1,890,339
Options granted	44,680
Options forfeited	(2,898)
Options expired	(19,846)
Options exercised	-
Balance of options outstanding at September 30, 2010	1,912,275

The following table presents stock option grant date information:

	Three Months Ended
	September 30,
	2010	2009
Weighted-average grant date fair value per share	$2.84	$1.86
Weighted-average grant date exercise price per share	$4.24	$2.58

Nonvested Share Awards

The following table presents a summary of nonvested share activity:

		Weighted
		Average
	Number of	Grant - Date
	Shares	Fair Value
	Unvested	per Share
Balance of nonvested shares at June 30, 2010	291,646	$3.16
Granted	-	-
Forfeited	(1,855)	3.00
Vested	(90,208)	3.08
Balance of nonvested shares at September 30, 2010	199,583	$3.20

The following table presents a summary of the total fair value of shares vested for all of the Company’s nonvested share awards:

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)
Fair value of shares vested	$345	$348

Performance-Based Share Awards

The compensation committee of the board of directors approved a performance plan for the six months ended December 31, 2010 (“Performance Plan”), which will be paid in a combination of cash and vested common shares if minimum revenue, non-GAAP income and management objectives are met. If the Company achieves 100% of the targets, it will record share-based compensation of approximately $350,000 and compensation expense of approximately $350,000 for the six months ended December 31, 2010. During the three months ended September 30, 2010, the Company recorded $143,000 of share-based compensation and $143,000 of compensation expense in connection with this Performance Plan. The cash portion of the award is recorded as a short-term liability on the consolidated balance sheet and the share-based portion of the award is recorded as a long-term liability on the consolidated balance sheet.

Warrants to Purchase Common Stock

During March 2008, the Company issued warrants to purchase an aggregate of 179,935 shares of Lantronix common stock as consideration for settlement of a shareholder lawsuit. The warrants have a contractual life of four years and a strike price of $28.08 per share.

7.	Income Taxes

At July 1, 2010, the Company’s fiscal 2003 through fiscal 2009 tax years remained open to examination by the federal, state, and foreign taxing authorities. The Company has annual net operating losses (“NOLs”) beginning in fiscal 2001 that would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The Company utilizes the liability method of accounting for income taxes. The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended
	September 30,
	2010	2009
Effective tax rate	3%	2%

The federal statutory rate was 34% for all periods. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to its domestic losses being recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

8.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)
Net loss	$(678)	$(499)
Other comprehensive income (loss):
Change in translation adjustments, net of taxes of $0	-	47
Total comprehensive loss	$(678)	$(452)

9.	Litigation

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Report is not a complete description of our business. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and subsequent reports on our Current Reports on Form 8-K.

This Report contains forward-looking statements, which include, but are not limited to, statements concerning projected net revenues, expenses, gross profit and net income (loss), the need for additional capital, market acceptance of our products, our ability to achieve further product integration, the status of evolving technologies and their growth potential and our production capacity. Among these forward-looking statements are statements regarding a potential decline in net revenue from non-core product lines, potential variances in quarterly operating expenses, the adequacy of existing resources to meet cash needs, some reduction in the average selling prices and gross margins of products, need to incorporate software from third-party vendors and open source software in our future products and the potential impact of an increase in interest rates or fluctuations in foreign exchange rates on our financial condition or results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, our beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to those identified under the heading “Risk Factors” set forth in Part II, Item 1A hereto. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We design, develop, market and sell products that make it possible to access, manage, connect, control and configure electronic products over the Internet or other networks. Our primary products and technology are focused on device enablement solutions that enable individual electronic products to be connected to a wired or wireless network for the primary purpose of remote access. In addition, our device management solutions address applications that manage equipment at data centers and remote branch offices to provide a reliable, single point of control and data flow management for potentially thousands of networked devices.

Our innovative networking solutions include fully-integrated hardware and software devices, as well as software tools, to develop related customer applications. Because we deal with network connectivity, we provide solutions to broad market segments, including industrial, security, energy, information technology (“IT”), data centers, transportation, government, healthcare, and many others. This past year we identified medical device connectivity as a particularly promising direction for investment and growth.

Products and Solutions

Device Enablement Solutions

Device networking is the technology that enables connectivity within a multitude of vertical markets such as healthcare, industrial, security, energy, IT, data centers, transportation, government and many others. Our device enablement solutions released after 2009 support our ManageLinx VIP Access, which allows equipment to be remotely, safely and securely managed behind firewalls. We provide manufacturers, integrators and end users with device enablement solutions for products to be connected, securely accessed, managed and controlled over networks. Our device enablement solutions dramatically shorten a manufacturer’s development time to implement network connectivity and provide competitive advantages with new features, greatly reducing engineering and marketing risks.

Our device servers allow a wide range of equipment to be quickly network-enabled without the need for intermediary gateways, workstations or personal computers (“PC”). Our device servers and web servers eliminate the high cost of ownership and added support issues associated with networking, which frequently would otherwise require using PCs or workstations to perform connectivity and remote management functions. Our solutions contain high-performance processors capable of not only controlling the attached device, but in many cases are also capable of accumulating data and status information. The accumulated data can then be formatted by the device server and presented to users via web pages, e-mail, and other network, transport and application level protocols. Our device servers have a built-in HTTP server, making them easy to manage using any standard Web browser. These device servers include the latest security protocols, such as AES, IPsec, SSL, and SSH, which support the stringent security requirements of the medical, banking, and physical security markets.

Device Management Solutions

We offer single and multi-port products (up to 48 ports) that provide IT professionals with the tools they need to remotely connect to the out-of-band management ports on computers and associated equipment. These solutions include console servers, remote keyboard, video, mouse (“KVM”) servers and managed power distribution products.

Our customers use these solutions to monitor and run their systems to ensure the performance and availability of critical business information systems, network infrastructure and telecommunications equipment. The equipment that our solutions manage includes routers, switches, servers, phone switches and public branch exchanges that are often located in remote or inaccessible locations.

Our console servers provide system administrators and network managers an operationally effective way to connect with their remote equipment through an interface called a console port, helping them work more efficiently, without having to leave their desk or office. Console ports are usually found on servers and special purpose data center equipment, such as environmental monitoring/ control systems, communications switches and storage devices. With remote access, system downtime can be reduced, thereby improving business efficiency. Our console servers provide IT professionals with peace of mind through extensive security features and, in some cases, provisions for dial-in access via modem. These solutions are provided in various configurations and can manage up to 48 devices from one console server.

Other Products

Our other products are comprised primarily of legacy products such as print servers, software and other miscellaneous products.

Financial Highlights and Other Information for the Fiscal Quarter Ended September 30, 2010

The following is a summary of the key factors and significant events that impacted our financial performance during the fiscal quarter ended September 30, 2010:

•
Net revenue was $12.2 million for the fiscal quarter ended September 30, 2010, an increase of $1.2 million or 11.3%, compared to $11.0 million for the fiscal quarter ended September 30, 2009. The increase was primarily the result of a $1.1 million, or 13.1%, increase in sales of our device enablement product lines and a $155,000, or 7.7%, increase in sales of our device management product lines, in both cases primarily due to increased unit sales.

•
Gross profit margin was 51.1% for the fiscal quarter ended September 30, 2010, compared to 52.2% for the fiscal quarter ended September 30, 2009. The decrease in gross profit margin as a percent of net revenue was due to a change in product mix during the quarter, an increase in freight costs due to expediting charges relating to component and product shortages, transitional costs associated with the implementation of third-party logistics providers in Los Angeles and Hong Kong for inventory management, and an increase in payroll costs. Although payroll costs were higher during the three months ended September 30, 2010, they actually returned to normal levels due to the suspension of a company-wide furlough program that was in effect during the three months ended September 30, 2009.

•
Loss from operations was $667,000 for the fiscal quarter ended September 30, 2010, compared to $406,000 for the fiscal quarter ended September 30, 2009. The loss from operations in the current fiscal quarter was negatively impacted by approximately $200,000 in legal and consulting expenses related to the proxy contest initiated by a dissident director and shareholder.

•
Net loss was $678,000, or $0.07 per basic and diluted share, for the fiscal quarter ended September 30, 2010, compared to $499,000, or $0.05 per basic and diluted share, for the fiscal quarter ended September 30, 2009. The net loss in the current fiscal quarter was negatively impacted by approximately $200,000 in legal and consulting expenses related to the proxy contest.

•	Cash and cash equivalents were $10.5 million as of September 30, 2010, an increase of $383,000, compared to $10.1 million as of June 30, 2010.

•
Net accounts receivable were $1.8 million as of September 30, 2010, an increase of $423,000, compared to $1.3 million as of June 30, 2010. Days sales outstanding (“DSO”) in receivables were 11 days for the fiscal quarter ended September 30, 2010 compared to 15 days for the fiscal quarter ended June 30, 2010. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped by us to distributors).

•
Net inventories were $7.5 million as of September 30, 2010, compared to $6.9 million as of June 30, 2010. Inventory turns were 3.3 turns for the fiscal quarter ended September 30, 2010 compared to 3.5 turns for the fiscal quarter ended June 30, 2010.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. There have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended September 30, 2010 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Recent Accounting Pronouncements

In September 2009, the FASB reached a consensus on Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (1) vendor-specific objective evidence (“VSOE”) or (2) third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted the provisions of this quidance effective July 1, 2010, which did not have a material impact on our financial statements.

Consolidated Results of Operations

The following table presents the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

	Three Months Ended
	September 30,
	2010		2009

Net revenues	100.0%		100.0%
Cost of revenues	48.9%		47.8%
Gross profit	51.1%		52.2%
Operating expenses:
Selling, general and administrative	41.4%		42.2%
Research and development	15.0%		13.6%
Amortization of purchased intangible assets	0.1%		0.2%
Total operating expenses	56.5%		55.9%
Loss from operations	(5.5%	)	(3.7%	)
Interest expense, net	(0.2%	)	(0.4%	)
Other income (expense), net	0.2%		(0.3%	)
Loss before income taxes	(5.4%	)	(4.5%	)
Provision for income taxes	0.1%		0.1%
Net loss	(5.6%	)	(4.6%	)

Comparison of the Fiscal Quarters Ended September 30, 2010 and 2009

Net Revenue by Product Line

The following table presents fiscal quarter net revenue by product line:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$9,883	81.1%	$8,740	79.8%	$1,143	13.1%
Device management	2,158	17.7%	2,003	18.3%	155	7.7%
Device networking	12,041	98.8%	10,743	98.1%	1,298	12.1%
Non-core	151	1.2%	211	1.9%	(60)	(28.4%	)
Net revenue	$12,192	100.0%	$10,954	100.0%	$1,238	11.3%

The increase in net revenue for the three months ended September 30, 2010, compared to the three months ended September 30, 2009 was the result of an increase in net revenue from our device enablement and device management product lines, partially offset by a decrease in net revenue from our non-core product lines. The increase in net revenue from our device enablement product line was due to an increase in unit sales of some of our embedded device enablement products, in particular our XPort and ASIC product families, partially offset by a decrease in unit sales of some of our external device enablement products, in particular our WiBox and MSS product families. The increase in net revenue from our device management product line was due to an increase in unit sales of our SLS, SCS and DSM product families.

Net Revenue by Geographic Region

The following table presents fiscal quarter net revenue by geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,571	53.9%	$6,251	57.1%	$320	5.1%
EMEA	3,531	29.0%	2,909	26.6%	622	21.4%
Asia Pacific	2,090	17.1%	1,794	16.3%	296	16.5%
Net revenue	$12,192	100.0%	$10,954	100.0%	$1,238	11.3%

The increase in net revenue for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 reflects increased unit sales across all geographic regions. The increase in net revenue from the Americas region was due to an increase in unit sales of our device management and device enablement product lines. The increase in net revenue from the Europe, Middle East and Africa (the “EMEA”) region was due to an increase in unit sales in our device enablement product lines, partially offset by a decrease in unit sales of our device management product lines. The increase in net revenue in the Asia Pacific region was due to an increase in unit sales of our device management and device enablement product lines.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, freight, amortization of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and manufacturing overhead, which includes personnel related expenses, such as payroll, facilities expenses and share-based compensation.

The following table presents fiscal quarter gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$6,227	51.1%	$5,717	52.2%	$510	8.9%

The decrease in gross profit as a percent of net revenue (referred to as “gross margin”) for the three months ended September 30, 2010, compared to the three months ended September 30, 2009 was due to a change in product mix during the quarter primarily related to an increase in unit sales of embedded device enablement products, an increase in freight costs due to expediting charges relating to component and product shortages, transitional costs associated with the implementation of third-party logistics providers in Los Angeles and Hong Kong for inventory management, and an increase in payroll costs. Although payroll costs were higher during the three months ended September 30, 2010, they actually returned to normal levels due to the suspension of a company-wide furlough program that was in effect during the three months ended September 30, 2009.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, and  information technology, as well as trade show expenses, advertising, and legal and accounting fees.

The following table presents fiscal quarter selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,557		$2,398		$159	6.6%
Professional fees and outside services	806		616		190	30.8%
Advertising and marketing	450		458		(8)	(1.7%)
Facilities	257		328		(71)	(21.6%)
Share-based compensation	408		423		(15)	(3.5%)
Depreciation	165		133		32	24.1%
Bad debt expense	1		(5)		6	120.0%
Other	409		269		140	52.0%
Selling, general and administrative	$5,053	41.4%	$4,620	42.2%	$433	9.4%

In order of significance, the increase in selling, general and administrative expenses for the three months ended September 30, 2010, compared to the three months ended September 30, 2009 was primarily due to: (i) an increase in professional fees and outside services due to increased legal and consulting expenses as a result of the proxy contest, (ii) an increase in personnel-related expenses, and (iii) an increase in other expenses due to an increase in state franchise tax and travel expenses. As noted above, higher payroll costs reflect a return to normal levels following cessation of a company-wide furlough program.

We estimate that professional fees for the proxy contest could range between $300,000 to $500,000 during the three months ended December 31, 2010. This will likely result in larger net losses.

Research and Development

Research and development expenses consist of personnel-related expenses, including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents fiscal quarter research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,123		$973		$150	15.4%
Facilities	267		244		23	9.4%
Professional fees and outside services	191		48		143	297.9%
Share-based compensation	150		127		23	18.1%
Depreciation	12		16		(4)	(25.0%)
Other	80		77		3	3.9%
Research and development	$1,823	15.0%	$1,485	13.6%	$338	22.8%

In order of significance, the increase in research and development expenses for the three months ended September 30, 2010, compared to the three months ended September 30, 2009 was primarily due to: (i) an increase in personnel-related expenses (for the reason stated above) and (ii) an increase in professional fees and outside services related to development projects for upcoming product releases. Research and development expenses could increase as we continue to invest in new development efforts.

Provision for Income Taxes

At July 1, 2010, our fiscal 2003 through fiscal 2009 tax years remained open to examination by the Federal, state, and foreign taxing authorities. We have net operating losses (“NOLs”) beginning in fiscal 2001 that would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended
	September 30,
	2010	2009
Effective tax rate	3%	2%

We utilize the liability method of accounting for income taxes. The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from our domestic losses being recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our domestic net deferred tax assets for the fiscal quarters ended September 30, 2010 and 2009.

Liquidity and Capital Resources

The following table presents information about our working capital and cash:

	September 30,	June 30,	Increase
	2010	2010	(Decrease)
	(In thousands)
Working capital	$8,677	$7,623	$1,054
Cash and cash equivalents	$10,458	$10,075	$383

In order of significance, our working capital as of September 30, 2010 increased as compared to June 30, 2010, primarily due to: (i) an increase in inventory due to the timing of shipments and inventory receipts, (ii) an increase in accounts receivable as a result of the timing of shipments and cash collections, and (iii) and increase in cash due to the proceeds from the amended term loan. This was partially offset by an increase in accounts payable related to the increase in inventory.

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

In September 2010, we entered into an Amendment to the Loan and Security Agreement (the “Loan Agreement”), which provides for a two-year $4.0 million maximum revolving line (the “Revolving Line”) with a three-year $2.0 million term loan (the “Term Loan”). Per the Loan Agreement, the proceeds from the Term Loan were used to pay the balance of $611,000 outstanding on the term loan that was made under the original agreement in 2008. The Term Loan was funded on September 28, 2010 and is payable in 36 equal monthly installments of principal and accrued interest. There are no borrowings outstanding on the Revolving Line as of the fiscal quarter end.

Borrowings under the Loan Agreement bear interest at the greater of 4.25% or prime rate plus 0.75% per annum. Upon entering into the Loan Agreement, we paid a fully earned, non-refundable commitment fee of $20,000 and will pay an additional $15,000 on September 28, 2011, the first anniversary of the effective date of the Loan Agreement.

The Borrowing Base under the Revolving Line is based upon eligible accounts receivable as defined per the Loan Agreement. The “Amount Available under the Revolving Line” is defined as at any time (a) the lesser of (i) the Revolving Line maximum or (ii) the Borrowing Base, minus (b) the amount of all outstanding letters of credit (including drawn but unreimbursed letters of credit), minus (c) an amount equal to the letter of credit reserves, minus (d) the foreign currency reserve, minus (e) the outstanding principal balance of any advances, and minus (f) one-half of the principal balance then outstanding of the Term Loan.

The following table presents the balance outstanding on the Term Loan, our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, and security deposits:

	September 30,	June 30,
	2010	2010
	(In thousands)
Term Loan	$2,000	$778
Amount Available under the Revolving Line	$1,562	$1,031
Outstanding letters of credit	$343	$343

As of September 30, 2010 and June 30, 2010, approximately $433,000 and $400,000, respectively, of our cash was held by our foreign subsidiaries in foreign bank accounts. Such cash may be unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign subsidiaries’ board of directors.

Cash Flows for the Three Months Ended September 30

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)
Net cash provided by (used in):
Net loss	$(678)	$(499)
Non-cash operating expenses, net	868	745
Changes in operating assets and liabilities:
Accounts receivable	(424)	191
Contract manufacturers' receivable	(128)	406
Inventories	(640)	(28)
Prepaid expenses and other current assets	125	11
Other assets	(37)	(14)
Accounts payable	467	172
Accrued payroll and related expenses	68	(313)
Warranty reserve	(31)	-
Restructuring reserve	-	(45)
Other liabilities	(242)	(152)
Cash received related to tenant incentives	32	-
Net cash (used in) provided by operating activities	(620)	474
Net cash used in investing activities	(83)	(205)
Net cash (used in) provided by financing activities	1,037	(340)
Effect of foreign exchange rate changes on cash	49	54
Increase (decrease) in cash and cash equivalents	$383	$(17)

Operating activities used cash during the three months ended September 30, 2010. This was the result of a net loss and cash used by operating assets and liabilities, partially offset by non-cash operating expenses. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash used by operating activities included (i) an increase in inventories mainly due to the Company sourcing components directly to ensure supply and (ii) an increase in accounts receivable due to the timing of collections and linearity of sales, partially offset by an increase in accounts payable due to the timing of payments to vendors and an increase in inventory.

Operating activities provided cash during the three months ended September 30, 2009. This was the result of cash provided by operating assets and liabilities and non-cash operating expenses, partially offset by a net loss. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) a decrease in inventories due to the timing of shipments and receipts, (ii) a decrease in accounts receivable due to the timing of collections and linearity of sales, and (iii) an increase in accounts payable, partially offset by (iv) a decrease in accrued payroll and related expenses due to the timing of payment periods and (v) a decrease in other liabilities mainly due to a decrease in customer prepayments.

Investing activities used cash during the three months ended September 30, 2010 and 2009, due to the purchase of property and equipment.

Financing activities provided cash during the three months ended September 30, 2010 due to proceeds from the amended term loan, partially offset by (i) payments related to the term loan, (ii) minimum tax withholding paid on behalf of employees related to the vesting of restricted shares and (iii) payments on capital lease obligations.

Financing activities used cash during the three months ended September 30, 2009, due to (i) minimum tax withholding paid on behalf of employees related to the vesting of restricted shares and (ii) payments on capital lease obligations and the term loan; partially offset by proceeds received on the exercise of stock option grants.

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

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We could be negatively affected as a result of actions of a dissident director and activist shareholders.

We received notice from TL Investment GmbH, which is solely owned by Lantronix director, Bernhard Bruscha, of its intention to nominate an alternate slate for election to our Board of Directors at our 2010 annual stockholders meeting. In addition, TL Investment GmbH is contesting our proxy. TL Investment GmbH beneficially owns approximately 39% of our outstanding common stock. Since TL Investment GmbH has launched a proxy contest, our business could be adversely affected because:

•
responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, could be disruptive to our operations and could divert the attention of management and our employees from operating the business. For example, in connection with the contested proxy, we incurred approximately $200,000 in expenses during the fiscal quarter ended September 30, 2010 and anticipate spending between $300,000 to $500,000 on the proxy contest during the fiscal quarter ended December 31, 2010;

•	perceived uncertainties as to our future direction may impact our existing or potential collaborations or strategic relationships; and

•	if individuals are elected to our Board of Directors with their own specific agenda for the Company, it may adversely affect our ability to effectively and timely implement our strategic plan.

We have a history of losses.

We incurred a net loss of approximately $678,000 for the three months ended September 30, 2010. There can be no assurance that we will net profits in future periods. In addition, while we were cash flow positive in the recently completed quarter, there can be no assurance that we will be cash flow positive in future periods. In the event we fail to achieve profitability in future periods, the value of our common stock may decline. In addition, if we are unable to maintain positive cash flows, we would be required to seek additional funding, which may not be available on favorable terms, if at all.

Our quarterly operating results may fluctuate, which could cause our stock price to decline.

We have experienced, and expect to continue to experience, significant fluctuations in net revenues, expenses and operating results from quarter to quarter. We therefore believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. A high percentage of our operating expenses are relatively fixed and are based on our forecast of future net revenue. If we were to experience an unexpected reduction in net revenue in a quarter, we would likely be unable to adjust our short-term expenditures significantly. If this were to occur, our operating results for that fiscal quarter would be harmed. In addition, if our operating results in future fiscal quarters were to fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

•	changes in business and economic conditions, including the recent global economic recession;

•	changes in the mix of net revenue attributable to higher-margin and lower-margin products;

•	customers’ decisions to defer or accelerate orders;

•	variations in the size or timing of orders for our products;

•	changes in demand for our products;

•	fluctuations in exchange rates;

•	defects and other product quality problems;

•	loss or gain of significant customers;

•	short-term fluctuations in the cost or availability of our critical components;

•	announcements or introductions of new products by our competitors;

•	effects of terrorist attacks in the U.S. and abroad;

•	natural disasters in the U.S. and abroad;

•	changes in demand for devices that incorporate our products; and

•	our customers’ decisions to integrate network access and control directly onto their own platforms.

Delays in deliveries or quality problems with our component suppliers could damage our reputation and could cause our net revenue to decline and harm our results of operations.

We and our contract manufacturers are responsible for procuring raw materials for our products. Our products incorporate some components and technologies that are only available from single or limited sources of supply. In particular, some of our integrated circuits are only available from a single source and in some cases are no longer being manufactured. From time to time, integrated circuits used in our products will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we might be unable to purchase sufficient components to meet our demands, or we might incorrectly forecast our demands, and purchase too many or too few components. Due to the downturn in the economy, we have been experiencing higher component shortages and extended lead-times. In addition, our products use components that have, in the past, been subject to market shortages and substantial price fluctuations. From time to time, we have been unable to meet our orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components or technology for our products. If we are unable to purchase components from these suppliers, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenues and risk losing customers and harming our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations.

If we are unable to raise additional capital, our business could be adversely affected.

Our future capital requirements will depend on many factors, including the timing and amount of our net revenue, research and development expenditures, expenses associated with any strategic partnerships or acquisitions and infrastructure investments, and expenses related to litigation, which could affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to raise capital by borrowing additional funds through bank loans, the selling of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

If a major distributor or customer cancels, reduces or delays purchases, our net revenues might decline and our business could be adversely affected.

The number and timing of sales to our distributors have been difficult for us to predict. While our distributors are customers in the sense that they buy our products from us, they are also part of our product distribution system. One or more of our distributors could be acquired by a competitor and stop buying product from us. The following table presents sales to our significant customers as a percentage of net revenue:

	Three Months Ended
	September 30,
	2010	2009
Top five customers (1)(2)	42.3%	37.6%
Tech Data	8.2%	10.8%
Ingram Micro	13.6%	7.9%

(1)	Includes Ingram Micro and Tech Data
(2)	All top five customers are distributors

The loss or deferral of one or more significant customers in a quarter could significantly harm our operating results. We have in the past, and may in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation and the perception of our products and technology in the marketplace could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our device networking solutions technology. Our sales are usually completed on a purchase order basis and we have few long-term purchase commitments from our customers.

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

We may experience difficulties in transitioning to third-party logistics providers.

We recently transitioned a majority of our physical inventory management process, as well as the shipping and receiving of our inventory, to third-party logistics providers in Los Angeles and Hong Kong. There is a possibility that these third-party logistics providers will not perform as expected and we could experience delays in our ability to ship, receive, and process the related data in a timely manner. This could adversely affect our financial position, results of operations, cash flows and the market price of our common stock.

Relying on third-party logistics providers could increase the risk of the following: failing to receive accurate and timely inventory data, theft or poor physical security of our inventory, inventory damage, ineffective internal controls over inventory processes or other similar business risks out of our immediate control.

If we lose the services of any of our contract manufacturers or suppliers, we may not be able to obtain alternate sources in a timely manner, which could harm our customer relations and adversely affect our net revenue and results of operations.

We do not have long-term agreements with our contract manufacturers or suppliers. If any of these subcontractors or suppliers were to cease doing business with us, we might not be able to obtain alternative sources in a timely or cost-effective manner. Due to the amount of time that it usually takes us to qualify contract manufacturers and suppliers, we could experience delays in product shipments if we are required to find alternative subcontractors and suppliers. Some of our suppliers have or provide technology or trade secrets, the loss of which could be disruptive to our procurement and supply processes. If a competitor should acquire one of our contract manufacturers or suppliers, we could be subjected to more difficulties in maintaining or developing alternative sources of supply of some components or products. Any problems that we may encounter with the delivery, quality or cost of our products from our contract manufacturers or suppliers could damage our customer relationships and materially and adversely affect our business, financial condition or results of operations.

If we fail to develop or enhance our products to respond to changing market conditions and government and industry standards, our competitive position will suffer and our business will be adversely affected.

Our future success depends in large part on our ability to continue to enhance existing products, lower product cost and develop new products that maintain technological competitiveness and meet evolving government and industry standards. The demand for network-enabled products is relatively new and can change as a result of innovations, new technologies or new government and industry standards. For example, a directive in the European Union banned the use of lead and other heavy metals in electrical and electronic equipment after July 1, 2006. As a result, in advance of this deadline, some of our customers selling products in Europe demanded product from component manufacturers that did not contain these banned substances. Any failure by us to develop and introduce new products or enhancements in response to new government and industry standards could harm our business, financial condition or results of operations. These requirements might or might not be compatible with our current or future product offerings. We might not be successful in modifying our products and services to address these requirements and standards. For example, our competitors might develop competing technologies based on Internet Protocols, Ethernet Protocols or other protocols that might have advantages over our products. If this were to happen, our net revenue might not grow at the rate we anticipate, and it could decline.

Environmental regulations such as the Waste Electrical and Electronic Equipment (“WEEE”) directive may require us to redesign our products and to develop compliance administration systems.

Various countries have begun to require companies selling a broad range of electrical equipment to conform to regulations such as the WEEE directive and we expect additional countries and locations to adopt similar regulations in the future. New environmental standards such as these could require us to redesign our products in order to comply with the standards, and require the development of compliance administration systems. We have already invested significant resources into developing compliance tracking systems, and further investments may be required. Additionally, we may incur significant costs to redesign our products and to develop compliance administration systems, which in turn could have an adverse effect on our gross profit margin. If we cannot develop compliant products in a timely manner or properly administer our compliance programs, our net revenue may also decline due to lower sales, which would adversely affect our operating results.

If our research and development efforts are not successful, our net revenue could decline and our business could be harmed.

If we are unable to develop new products as a result of our research and development efforts, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, we do not know whether the net revenue from these products will be sufficient to justify our investment in the research and development of those products. On the other hand, if we do not invest sufficiently in research and development, we may be unable to maintain our competitive position. The continuing effects of the economic recession could require cost-containment measures, which could force us to reduce our investment in research and development and put us at a competitive disadvantage compared to our competitors.

We expect the average selling prices of our products to decline and raw material costs to increase, which could reduce our net revenue and gross margins and adversly affect results of operations.

In the past, we have experienced some reduction in the average selling prices and gross margins of products, and we expect that this will continue for our products as they mature. We expect competition to continue to increase, and we anticipate this could result in additional downward pressure on our pricing. Our average selling prices for our products might also decline as a result of other reasons, including promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. We also may not be able to increase the price of our products if the prices of components or our overhead costs increase. In addition, we may be unable to adjust our prices in response to currency exchange rate fluctuations or in response to price increases by our suppliers, resulting in lower gross margins. Further, as is characteristic of our industry, the average selling prices of our products have historically decreased over the products’ life cycles and we expect this pattern to continue. If any of these were to occur, our gross margins could decline and we might not be able to reduce the cost to manufacture our products to keep up with the decline in prices.

Current or future litigation could adversely affect us.

We are subject to a wide range of claims and lawsuits in the course of our business. Any lawsuit may involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources. The results of litigation are inherently uncertain, and adverse outcomes are possible.
In addition, the contested proxy could involve expensive litigation.

Our products may contain undetected software or hardware errors or defects that could lead to an increase in our costs, reduce our net revenue or damage our reputation.

We currently offer warranties ranging from one to two years on each of our products. Our products could contain undetected errors or defects. If there is a product failure, we might have to replace all affected products without being able to book revenue for replacement units, or we might have to refund the purchase price for the units. Regardless of the amount of testing we undertake, some errors might be discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of net revenue and claims against us. Significant product warranty claims against us could harm our business, reputation and financial results and cause the price of our stock to decline.

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

Due to the downturn in the economy, which has put some suppliers out of business, we have been experiencing higher component shortages. As we shift products among third-party manufacturers, we may incur substantial expenses, risk material delays or encounter other unexpected issues. In addition, a natural disaster could disrupt our manufacturers’ facilities and could inhibit our manufacturers’ ability to provide us with manufacturing capacity in a timely manner or at all. If this were to occur, we likely would be unable to fill customers’ existing orders or accept new orders for our products. The resulting decline in net revenue would harm our business.

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

The following table presents sales by geographic region as a percentage of net revenue:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,571	53.9%	$6,251	57.1%	$320	5.1%
EMEA	3,531	29.0%	2,909	26.6%	622	21.4%
Asia Pacific	2,090	17.1%	1,794	16.3%	296	16.5%
Net revenue	$12,192	100.0%	$10,954	100.0%	$1,238	11.3%

We expect that international revenue will continue to represent a significant portion of our net revenue in the foreseeable future. Doing business internationally involves greater expense than domestic business and many risks. For example, because the products we sell abroad and the products and services we buy abroad may be priced in foreign currencies, we could be affected by fluctuating exchange rates. In the past, we have lost money because of these fluctuations. We might not successfully protect ourselves against currency rate fluctuations, and our financial performance could be harmed as a result. In addition, we use contract manufacturers based in Asia to manufacture substantially all of our products. International revenue and operations are subject to numerous risks, including:

•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

•	reduced protection for intellectual property rights in some countries;

•	differing labor regulations;

•	compliance with a wide variety of complex regulatory requirements;

•	fluctuations in currency exchange rates;

•	changes in a country’s or region’s political or economic conditions;

•	effects of terrorist attacks abroad;

•	greater difficulty in staffing and managing foreign operations; and

•	increased financial accounting and reporting burdens and complexities.

Our international operations require significant attention from our management and substantial financial resources. We do not know whether our investments in other countries will produce desired levels of net revenues or operating results.

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

If we are unable to sell our inventory in a timely manner, it could become obsolete, which could require us to increase our reserves and harm our operating results.

At any time, competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. The following table presents details of our inventories:

	September 30,	June 30,
	2010	2010
	(In thousands)
Finished goods	$4,708	$4,258
Raw materials	1,825	1,390
Inventory at distributors	1,955	1,924
Large scale integration chips *	237	516
Inventories, gross	8,725	8,088
Reserve for excess and obsolete inventory	(1,216)	(1,215)
Inventories, net	$7,509	$6,873

* This item is sold individually and is also embedded into the Company's products.

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

Our financial performance depends substantially on the performance of our executive officers and of key engineers, marketing and sales employees. We are particularly dependent upon our technical personnel, due to the specialized technical nature of our business. If we were to lose the services of our executive officers or any of our key personnel and were not able to find replacements in a timely manner, our business could be disrupted, other key personnel might decide to leave, and we might incur increased operating expenses associated with finding and compensating replacements.

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

Substantial litigation regarding intellectual property rights occurs frequently in our industry. For example, in May 2006, we settled a patent infringement lawsuit with Digi in which we signed an agreement with Digi to cross-license each other’s patents for six years. There is a risk that we will not be able to negotiate a new cross-license agreement when the current cross-license agreement expires in May 2012. The results of litigation are inherently uncertain, and adverse outcomes are possible. Adverse outcomes may have a material adverse effect on our business, financial condition or results of operations.

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

We have not historically relied on patents to protect our proprietary rights, although we are now in the process of building a patent portfolio. In May 2006, we entered into a six-year patent cross-license agreement with Digi in which the parties agreed to cross-license each other’s patents, which could reduce the value of our existing patent portfolio. We rely primarily on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions that we have taken:

•	laws and contractual restrictions might not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

•	other companies might claim common law trademark rights based upon use that precedes the registration of our marks;

•	other companies might assert other rights to market products using our trademarks;

•	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use;

•	courts may determine that our software programs use open source software in such a way that deprives the entire programs of intellectual property protection; and

•	current federal laws that prohibit software copying provide only limited practical protection from software pirates.

Also, the laws of some of the countries in which we market and manufacture our products offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. Consequently, we may be unable to prevent our proprietary technology from being exploited by others in the U.S. or abroad, which could require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impracticable. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property, which may harm our business, financial condition and results of operations.

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

Item 6.   Exhibits

Exhibit
Number	Description of Document

10.1	Amendment to Loan and Security Agreement
10.2	2010 Inducement Equity Incentive Plan
10.3	2010 Inducement Equity Incentive Plan Stock Option Agreement
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

LANTRONIX, INC.
(Registrant)

Date: November 8, 2010	By:	/s/ Jerry D. Chase
Jerry D. Chase
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Reagan Y. Sakai
Reagan Y. Sakai
Chief Financial Officer and Secretary
(Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description of Document

10.1	Amendment to Loan and Security Agreement
10.2	2010 Inducement Equity Incentive Plan
10.3	2010 Inducement Equity Incentive Plan Stock Option Agreement
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