Form 10-Q/A
period 2010-09-30
LANTRONIX INC
filed 2010-11-09
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Lantronix, Inc.

EXPLANATORY NOTE

Lantronix, Inc. is filing this Amendment No. 1 (the “Amended Report”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, as originally filed with the Securities and Exchange Commission on November 8, 2010 (the “Original Report”), solely to amend the principal officers’ certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The certification filed with the Original Report was properly executed and timely filed by the principal officers; however, a paragraph from a previous report was erroneously included with the certification.  The Company is filing the Amended Report to correct this typographical error contained in the certification. Item 6 of Part II is included for reference purposes as the Company has filed as exhibits to this Amended Report the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. This Amended Report does not affect any other items in our Original Report.

Except as otherwise expressly stated in the items contained in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report. The filing of this Amended Report shall not be deemed an admission that the Original Report when filed included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

PART II - OTHER INFORMATION

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

LANTRONIX, INC.
(Registrant)

Date: November 9, 2010	By:	/s/ Jerry D. Chase
Jerry D. Chase
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Reagan Y. Sakai
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