Form 10-Q
period 2010-12-31
LANTRONIX INC
filed 2011-02-07
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 3, 2011, there were 10,437,001 shares of the Registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
December 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	June 30,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$10,645	$10,075
Accounts receivable, net	1,970	1,342
Contract manufacturers' receivable	1,488	1,015
Inventories, net	9,586	6,873
Prepaid expenses and other current assets	366	515
Deferred tax assets	542	542
Total current assets	24,597	20,362

Property and equipment, net	2,094	2,392
Goodwill	9,488	9,488
Purchased intangible assets, net	109	155
Other assets	167	135
Total assets	$36,455	$32,532

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,756	$6,545
Accrued payroll and related expenses	1,288	1,568
Warranty reserve	209	183
Short-term debt	667	667
Other current liabilities	4,123	3,776
Total current liabilities	16,043	12,739
Non-current liabilities:
Long-term liabilities	591	646
Long-term capital lease obligations	91	153
Long-term debt	1,167	111
Deferred tax liabilities	542	542
Total non-current liabilities	2,391	1,452
Total liabilities	18,434	14,191

Commitments and contingencies

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	192,084	191,147
Accumulated deficit	(174,463)	(173,206)
Accumulated other comprehensive income	399	399
Total stockholders' equity	18,021	18,341
Total liabilities and stockholders' equity	$36,455	$32,532

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net revenue (1)	$12,719	$11,478	$24,911	$22,432
Cost of revenue	6,441	5,429	12,406	10,666
Gross profit	6,278	6,049	12,505	11,766
Operating expenses:
Selling, general and administrative	5,088	4,855	10,141	9,475
Research and development	1,697	1,510	3,520	2,995
Amortization of purchased intangible assets	18	18	36	36
Total operating expenses	6,803	6,383	13,697	12,506
Loss from operations	(525)	(334)	(1,192)	(740)
Interest expense, net	(36)	(42)	(58)	(89)
Other income (expense), net	(5)	11	24	(25)
Loss before income taxes	(566)	(365)	(1,226)	(854)
Provision for income taxes	13	10	31	20
Net loss	$(579)	$(375)	$(1,257)	$(874)

Net loss per share (basic and diluted)	$(0.06)	$(0.04)	$(0.12)	$(0.09)

Weighted-average shares (basic and diluted)	10,429	10,301	10,389	10,234

Net revenue from related parties	$212	$142	$453	$267

(1)  Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	December 31,
	2010	2009
Operating activities
Net loss	$(1,257)	$(874)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	1,061	1,143
Depreciation	515	404
Provision (recovery) for inventories	152	(119)
Amortization of purchased intangible assets	46	62
Provision for doubtful accounts	1	12
Changes in operating assets and liabilities:
Accounts receivable	(629)	77
Contract manufacturers' receivable	(473)	(371)
Inventories	(2,865)	(8)
Prepaid expenses and other current assets	87	(352)
Other assets	(31)	(5)
Accounts payable	3,210	1,928
Accrued payroll and related expenses	(286)	(478)
Warranty reserve	26	-
Restructuring reserve	-	(76)
Other liabilities	440	59
Cash received related to tenant incentives	32	-
Net cash provided by operating activities	29	1,402
Investing activities
Purchases of property and equipment, net	(220)	(625)
Net cash used in investing activities	(220)	(625)
Financing activities
Proceeds from term loan	2,000	-
Payment of term loan	(944)	(333)
Minimum tax withholding paid on behalf of employees for restricted shares	(131)	(263)
Payment of capital lease obligations	(238)	(138)
Net proceeds from issuances of common stock	27	150
Net cash provided by (used in) financing activities	714	(584)
Effect of foreign exchange rate changes on cash	47	49
Increase in cash and cash equivalents	570	242
Cash and cash equivalents at beginning of period	10,075	9,137
Cash and cash equivalents at end of period	$10,645	$9,379

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (the “Company” or “Lantronix”) have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 13, 2010. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 2010, and the consolidated results of its operations and cash flows for the three and six months ended December 31, 2010 and 2009. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

2.	Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator:
Net loss	$(579)	$(375)	$(1,257)	$(874)
Denominator:
Weighted-average shares outstanding	10,617	10,620	10,577	10,553
Less: Unvested common shares outstanding	(188)	(319)	(188)	(319)
Weighted-average shares (basic and diluted)	10,429	10,301	10,389	10,234

Net loss per share (basic and diluted)	$(0.06)	$(0.04)	$(0.12)	$(0.09)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(In thousands)
Common stock equivalents	1,222	1,201	1,130	1,351

3.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	June 30,
	2010	2010
	(In thousands)
Finished goods	$6,947	$4,258
Raw materials	1,703	1,390
Inventory at distributors *	1,621	1,924
Large scale integration chips **	672	516
Inventories, gross	10,943	8,088
Reserve for excess and obsolete inventory	(1,357)	(1,215)
Inventories, net	$9,586	$6,873

* Balance represents finished goods held by distributors.
** This item is sold individually and is also embedded into the Company's products.

4.	Warranty

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

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2010	2010
	(In thousands)
Beginning balance	$183	$224
Charged to cost of revenues	127	84
Usage	(101)	(125)
Ending balance	$209	$183

5.	Bank Line of Credit and Debt

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

Borrowings under the Loan Agreement bear interest at the greater of 4.75% or prime rate plus 0.75% per annum. Upon entering into the Loan Agreement, the Company paid a fully earned, non-refundable commitment fee of $20,000 and will pay an additional $15,000 on September 28, 2011, the first anniversary of the effective date of the Loan Agreement.

The Company's obligations under the Loan Agreement are secured by substantially all of the Company's assets, including its intellectual property.

The Borrowing Base (as defined in the Loan Agreement) under the Revolving Line is based upon eligible accounts receivable as defined per the Loan Agreement. The “Amount Available under the Revolving Line” is defined as at any time (a) the lesser of (i) the Revolving Line maximum or (ii) the Borrowing Base, minus (b) the amount of all outstanding letters of credit (including drawn but unreimbursed letters of credit) minus (c) an amount equal to the letter of credit reserves, minus (d) the foreign currency reserve, minus (e) the outstanding principal balance of any advances, and minus (f) one-half of the principal balance then outstanding on the Term Loan.

The following table presents the balance outstanding on the Term Loan, our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, and security deposits:

	December 31,	June 30,
	2010	2010
	(In thousands)
Term Loan	$1,834	$778
Amount Available under the Revolving Line	1,538	1,031
Outstanding letters of credit	343	343

6.	Stockholders’ Equity

Share-Based Plans

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

On December 15, 2010, Lantronix stockholders approved the 2010 Stock Incentive Plan which replaces the expired 2000 Stock Plan and reserves 1.4 million shares of Lantronix common stock as available for issuance under the 2010 Stock Incentive Plan.  In addition, Lantronix stockholders approved an amendment to the Lantronix Certificate of Incorporation to reduce the number of common shares authorized from 200 million shares to 100 million shares.

The Company has share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. In addition, the Company has granted restricted stock awards to employees and board members under these share-based plans.

The board of directors determines eligibility, vesting schedules and exercise prices for options and shares granted under the plans. Share-based awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option awards generally have a term of 7 to10 years. Share-based awards generally vest and become exercisable over a one- to four-year service period. The Company has granted share-based awards with market conditions whereby vesting is accelerated upon achieving certain stock price thresholds. In addition, the board of directors has approved a share-based performance plan whereby employees will be paid in vested common shares if minimum revenue, income and management objectives are met. The Company issues new shares to satisfy stock option exercises, restricted stock grants, and stock purchases under its share-based plans.

The following table presents a summary of share-based compensation by functional line item:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(In thousands)
Cost of revenues	$10	$10	$35	$19
Selling, general and administrative	382	428	790	851
Research and development	86	146	236	273
Total share-based compensation	$478	$584	$1,061	$1,143

The following table presents a summary of remaining unrecognized share-based compensation by the vesting condition for the Company’s share-based plans as of December 31, 2010:

	Unrecognized	Remaining
	Compensation	Years
Vesting Condition	Cost	To Vest
	(In thousands)
Stock Option Awards:
Service-based	$1,794
Market- and service-based	76
Stock option awards	$1,870	2.6

Restricted Stock Awards:
Service-based	$459
Market- and service-based	4
Restricted stock awards	$463	1.5

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

The following table presents a summary of option activity under all of the Company’s stock option plans:

Number of
Shares
Balance of options outstanding at June 30, 2010	1,890,339
Options granted	392,755
Options forfeited	(110,852)
Options expired	(23,393)
Options exercised	(10,068)
Balance of options outstanding at December 31, 2010	2,138,781

The following table presents stock option grant date information:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Weighted-average grant date fair value per share	$2.19	$2.14	$2.19	$1.88
Weighted-average grant date exercise price per share	$3.44	$3.06	$3.44	$2.66

Nonvested Share Awards

The following table presents a summary of nonvested share activity:

	Number of Shares Unvested	Weighted Average Grant - Date Fair Value per Share
Balance of nonvested shares at June 30, 2010	291,646	$3.16
Granted	-	-
Forfeited	(13,099)	3.00
Vested	(90,208)	3.08
Balance of nonvested shares at December 31, 2010	188,339	$3.21

The following table presents a summary of the total fair value of shares vested for all of the Company’s nonvested share awards:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(In thousands)
Fair value of shares vested	$345	$77	$345	$425

Performance-Based Share Awards

The compensation committee of the board of directors approved a performance plan for the six months ended December 31, 2010 (“Performance Plan”), which will be paid in a combination of cash and vested common shares based on the board of directors discretion and if minimum revenue, EBITDA and management objectives are met. On January 26, 2011, the board of directors approved the final Performance Plan payout of $307,000 for the six months ending December 31, 2010.   The Company recorded $153,500 of share-based compensation and $153,500 of compensation expense in connection with this Performance Plan. The cash portion of the award is recorded as a short-term liability on the consolidated balance sheet and the share-based portion of the award is recorded as a long-term liability on the consolidated balance sheet.

Warrants to Purchase Common Stock

During March 2008, the Company issued warrants to purchase an aggregate of 179,935 shares of Lantronix common stock as consideration for settlement of a shareholder lawsuit. The warrants have an exercise price  of $28.08 per share and expire on February 10, 2011.

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

The Company utilizes the liability method of accounting for income taxes. The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Effective tax rate	2%	3%	3%	2%

The federal statutory rate was 34% for all periods. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to its domestic losses being recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

8.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(579)	$(375)	$(1,257)	$(874)
Other comprehensive income (loss):
Change in translation adjustments, net of taxes of $0	-	(25)	-	22
Total comprehensive loss	$(579)	$(400)	$(1,257)	$(852)

9.	Litigation

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

Financial Highlights and Other Information for the Fiscal Quarter Ended December 31, 2010

The following is a summary of the key factors and significant events that impacted our financial performance during the fiscal quarter ended December 31, 2010:

●
Net revenue was $12.7 million for the fiscal quarter ended December 31, 2010, an increase of $1.2 million or 10.8%, compared to $11.5 million for the fiscal quarter ended December 31, 2009. The increase was primarily the result of a $1.2 million, or 13.1%, increase in sales of our device enablement product lines and a $177,000, or 9.3%, increase in sales of our device management product lines, offset by a $150,000 decrease in our non-core product lines.  As part of an ongoing corporate initiative to optimize our sales distribution channel, we renegotiated our agreement with a direct customer that removed stock rotation and price protection terms, which allows us to recognize revenue uopon shipment as opposed to a sell-through basis.  The result was recognition of approximately $342,000 of net revenue that would have potentially been deferred as of December 31, 2010.  As part of this same initiative, we removed stock rotation and price protection terms from certain low volume direct customers and redirected them to master distributors, which allows us to recognize revenue uopon shipment as opposed to a sell-through basis.  The result was the recognition of approximately $297,000 of net revenue that would have potentially been deferred as of December 31, 2010.

●
Gross profit margin was 49.4% for the fiscal quarter ended December 31, 2010, compared to 52.7% for the fiscal quarter ended December 31, 2009. The decrease in gross profit margin was due to a change in product mix during the quarter primarily related to an increase in unit sales as a percentage of total sales of our embedded device enablement products, which have a lower margin than our other product lines.  Gross profit margin was also negatively impacted by an increase in the reserve for excess and obsolete inventory related to an end of life product and an increase in warranty reserves related to a specific product.  Freight costs also contributed to the decrease in gross profit margin compared to the equivalent period ended December 31, 2009 primarily related to an increase in volume of inventory receipts during the quarter.

●
Loss from operations was $525,000 for the fiscal quarter ended December 31, 2010, compared to $334,000 for the fiscal quarter ended December 31, 2009. The loss from operations in the current fiscal quarter was negatively impacted by approximately $372,000 in legal and consulting expenses related to the proxy contest initiated by a dissident director and shareholder that was settled in November 2010.

●
Net loss was $579,000, or $0.06 per basic and diluted share, for the fiscal quarter ended December 31, 2010, compared to $375,000, or $0.04 per basic and diluted share, for the fiscal quarter ended December 31, 2009. The net loss in the current fiscal quarter was negatively impacted by approximately $372,000 in legal and consulting expenses related to the proxy contest that was settled in November 2010.

●	Cash and cash equivalents were $10.6 million as of December 31, 2010, an increase of $570,000, compared to $10.1 million as of June 30, 2010.

●
Net accounts receivable were $2.0 million as of December 31, 2010, an increase of $628,000, compared to $1.3 million as of June 30, 2010. Days sales outstanding (“DSO”) in receivables were 13 days for the fiscal quarter ended December 31, 2010 compared to 15 days for the fiscal quarter ended June 30, 2010. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

●
Net inventories were $9.6 million as of December 31, 2010, compared to $6.9 million as of June 30, 2010. Inventory turns were 3.0 turns for the fiscal quarter ended December 31, 2010 compared to 3.5 turns for the fiscal quarter ended June 30, 2010.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. There have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended December 31, 2010 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Recent Accounting Pronouncements

In September 2009, the FASB reached a consensus on Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (1) vendor-specific objective evidence (“VSOE”) or (2) third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted the provisions of this guidance effective July 1, 2010, which did not have a material impact on our financial statements

Consolidated Results of Operations

The following table presents the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	50.6%	47.3%	49.8%	47.5%
Gross profit	49.4%	52.7%	50.2%	52.5%
Operating expenses:
Selling, general and administrative	40.0%	42.3%	40.7%	42.2%
Research and development	13.3%	13.2%	14.1%	13.4%
Amortization of purchased intangible assets	0.1%	0.2%	0.1%	0.2%
Total operating expenses	53.5%	55.6%	55.0%	55.8%
Loss from operations	(4.1%)	(2.9%)	(4.8%)	(3.3%)
Interest expense, net	(0.3%)	(0.4%)	(0.2%)	(0.4%)
Other income (expense), net	(0.0%)	0.1%	0.1%	(0.1%)
Loss before income taxes	(4.5%)	(3.2%)	(4.9%)	(3.8%)
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net loss	(4.6%)	(3.3%)	(5.0%)	(3.9%)

Comparison of the Fiscal Quarters Ended December 31, 2010 and 2009

Net Revenue by Product Line

The following table presents fiscal quarter net revenue by product line:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$10,469	82.3%	$9,255	80.6%	$1,214	13.1%
Device management	2,076	16.3%	1,899	16.5%	177	9.3%
Device networking	12,545	98.6%	11,154	97.2%	1,391	12.5%
Non-core	174	1.4%	324	2.8%	(150)	(46.3%)
Net revenue	$12,719	100.0%	$11,478	100.0%	$1,241	10.8%

The increase in net revenue for the three months ended December 31, 2010, compared to the three months ended December 31, 2009 was the result of an increase in net revenue from our device enablement and device management product lines, partially offset by a decrease in net revenue from our non-core product lines. The increase in net revenue from our device enablement product line was due to an increase in unit sales of some of our embedded device enablement products, in particular our XPort, XPort Pro and ASIC product families, partially offset by a decrease in unit sales of some of our external device enablement products, in particular our WiBox and UDS product families, offset by an increase in our EDS product family. The increase in net revenue from our device management product line was due to an increase in unit sales of our Spider and SCS product families, partially offset by a decrease in unit sales of our SLC product family. As part of an ongoing corporate initiative to optimize our sales distribution channel, we renegotiated our agreement with a direct customer that removed stock rotation and price protection terms, which allows us to recognize revenue uopon shipment as opposed to a sell-through basis.  The result was recognition of approximately $342,000 of net revenue that would have potentially been deferred as of December 31, 2010.  As part of this same initiative, we removed stock rotation and price protection terms from certain low volume direct customers and redirected them to master distributors, which allows us to recognize revenue uopon shipment as opposed to a sell-through basis.  The result was the recognition of approximately $297,000 of net revenue that would have potentially been deferred as of December 31, 2010.

The following table presents fiscal year-to-date net revenue by product line:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$20,352	81.7%	$17,995	80.2%	$2,357	13.1%
Device management	4,234	17.0%	3,902	17.4%	332	8.5%
Device networking	24,586	98.7%	21,897	97.6%	2,689	12.3%
Non-core	325	1.3%	535	2.4%	(210)	(39.3%)
Net revenue	$24,911	100.0%	$22,432	100.0%	$2,479	11.1%

The increase in net revenue for the six months ended December 31, 2010, compared to the six months ended December 31, 2009 was the result of an increase in net revenue from our device enablement and device management product lines, partially offset by a decrease in net revenue from our non-core product lines. The increase in net revenue from our device enablement product line was due to an increase in unit sales of some of our embedded device enablement products, in particular our XPort, XPort Pro, MatchPort AR and ASIC product families, partially offset by a decrease in unit sales of some of our external device enablement products, in particular our WiBox, UBox and MSS product families, offset by an increase in our EDS product family.  The increase in net revenue from our device management product line was due to an increase in unit sales of our Spider and SCS product families, partially offset by a decrease in sales of our SLC product family. As part of an ongoing corporate initiative to optimize our sales distribution channel, we renegotiated our agreement with a direct customer that removed stock rotation and price protection terms, which allows us to recognize revenue uopon shipment as opposed to a sell-through basis.  The result was recognition of approximately $342,000 of net revenue that would have potentially been deferred as of December 31, 2010.  As part of this same initiative, we removed stock rotation and price protection terms from certain low volume direct customers and redirected them to master distributors, which allows us to recognize revenue uopon shipment as opposed to a sell-through basis.  The result was the recognition of approximately $297,000 of net revenue that would have potentially been deferred as of December 31, 2010.

Net Revenue by Geographic Region

The following table presents fiscal quarter net revenue by geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,106	48.0%	$6,135	53.5%	$(29)	(0.5%)
EMEA	4,613	36.3%	3,548	30.9%	1,065	30.0%
Asia Pacific	2,000	15.7%	1,795	15.6%	205	11.4%
Net revenue	$12,719	100.0%	$11,478	100.0%	$1,241	10.8%

The increase in net revenue for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 reflects increased unit sales from the Europe, Middle East and Africa (the “EMEA”) and Asia Pacific regions.    The increase in net revenue from the EMEA region was mainly due to an increase in unit sales in our device enablement product lines, in particular our XPort, XPort Pro, ASIC and EDS product families. The increase in net revenue in the Asia Pacific region was due to an increase in unit sales of our device management product lines, in particular our Spider product family, as well as our device enablement product lines, in particular our WiPort and MatchPort AR product families, partially offset by a decrease in sales of our UDS product family

The following table presents fiscal year-to-date net revenue by geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Americas	$12,677	50.9%	$12,386	55.2%	$291	2.3%
EMEA	8,144	32.7%	6,457	28.8%	1,687	26.1%
Asia Pacific	4,090	16.4%	3,589	16.0%	501	14.0%
Net revenue	$24,911	100.0%	$22,432	100.0%	$2,479	11.1%

The increase in net revenue for the six months ended December 31, 2010 compared to the six months ended December 31, 2009 reflects increased unit sales across all geographic regions. The increase in net revenue from the Americas region was due to an increase in unit sales of our device enablement product lines, in particular our XPort, XPort Pro, WiPort and EDS product families, partially offset by a decrease in our MSS and WiBox product families and an increase in unit sales of our device management product lines, in particular our Spider and SCS product families, partially offset by a decrease in our SLC product family. The increase in net revenue from the EMEA region was due to an increase in unit sales in our device enablement product lines, in particular our XPort, XPort Pro, ASIC, Xpress and EDS product families, partially offset by a decrease in our WiPort product family.   The increase in net revenue in the Asia Pacific region was due to an increase in unit sales of our device management product lines, in particular our Spider product family and our device enablement product lines, in particular our Micro, MatchPort AR and WiPort product families.

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

The following table presents fiscal quarter gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$6,278	49.4%	$6,049	52.7%	$229	3.8%

The decrease in gross profit as a percent of net revenue (referred to as “gross profit margin”) for the three months ended December 31, 2010 was due to a change in product mix during the quarter primarily related to an increase in unit sales as a percentage of total sales of our embedded device enablement products, which have a lower margin than our other product lines.  Gross profit margin was also negatively impacted by an increase in the reserve for excess and obsolete inventory related to the end of life of a product and an increase in warranty reserves related to a specific product.  Freight costs also contributed to the decrease in gross profit margin compared to the equivalent period ended December 31, 2009 primarily related to an increase in volume of inventory receipts during the quarter.

The following table presents fiscal year-to-date gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$12,505	50.2%	$11,766	52.5%	$739	6.3%

The decrease in gross profit margin for the six months ending December 31, 2010 was partly due to a change in product mix primarily related to an increase in unit sales as a percentage of total sales of our embedded device enablement products, which have a lower margin than our other product lines.  Gross profit margin was also negatively impacted by an increase in freight costs due to expediting charges relating to component and product shortages, transitional costs associated with the implementation of third-party logistics providers in Los Angeles and Hong Kong for inventory management and the increase in the volume of inventory receipts.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, and  information technology, as well as trade show expenses, advertising, and legal and accounting fees.

The following table presents fiscal quarter selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,612		$2,540		$72	2.8%
Professional fees and outside services	885		491		394	80.2%
Advertising and marketing	333		596		(263)	(44.1%)
Facilities	283		306		(23)	(7.5%)
Share-based compensation	382		428		(46)	(10.7%)
Depreciation	166		147		19	12.9%
Bad debt expense	-		17		(17)	(100.0%)
Other	427		330		97	29.4%
Selling, general and administrative	$5,088	40.0%	$4,855	42.3%	$233	4.8%

In order of significance, the increase in selling, general and administrative expenses for the three months ended December 31, 2010, compared to the three months ended December 31, 2009 was primarily due to: (i) an increase in professional fees and outside services mainly due to $372,000 of  legal and consulting expenses as a result of the proxy contest which was settled in November 2010 and (ii) an increase in personnel-related expenses due to the suspension of a Company-wide furlough program in the equivalent period one year ago; partially offset by (iii) a decrease in advertising and marketing expense due to cost saving efforts. As noted above, higher payroll costs reflect a return to normal levels following the suspension of the Company-wide furlough program.

The following table presents fiscal year-to-date selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,172		$4,938		$234	4.7%
Professional fees & outside services	1,690		1,107		583	52.7%
Advertising and marketing	783		1,054		(271)	(25.7%)
Facilities	571		634		(63)	(9.9%)
Share-based compensation	790		851		(61)	(7.2%)
Depreciation	331		280		51	18.2%
Bad debt expense (recovery)	1		12		(11)	(91.7%)
Other	803		599		204	34.1%
Selling, general and administrative	$10,141	40.7%	$9,475	42.2%	$666	7.0%

In order of significance, the increase in selling, general and administrative expenses for the six months ended December 31, 2010, compared to the six months ended December 31, 2009 was primarily due to: (i) an increase in professional fees and outside services mainly due to $561,000 of legal and consulting expenses as a result of the proxy contest which was settled in November of 2010 and (ii) an increase in personnel-related expenses due to the suspension of a Company-wide furlough program in the equivalent period one year ago, partially offset by (iii) a decrease advertising and marketing expense due to cost saving efforts. As noted above, higher payroll costs reflect a return to normal levels following the suspension of the Company-wide furlough program.

Research and Development

Research and development expenses consist of personnel-related expenses, including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents fiscal quarter research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,062		$946		$116	12.3%
Facilities	266		278		(12)	(4.3%)
Professional fees and outside services	169		95		74	77.9%
Share-based compensation	86		146		(60)	(41.1%)
Depreciation	11		16		(5)	(31.3%)
Other	103		29		74	255.2%
Research and development	$1,697	13.3%	$1,510	13.2%	$187	12.4%

In order of significance, the increase in research and development expenses for the three months ended December 31, 2010, compared to the three months ended December 31, 2009 was primarily due to: (i) an increase in personnel-related expenses due to the suspension of a Company-wide furlough program in the equivalent period one year ago and (ii) an increase in professional fees and outside services related to development projects for upcoming product releases. As noted above, higher payroll costs reflect a return to normal levels following the suspension of the Company-wide furlough program.  Research and development expenses could increase as we continue to invest in new development efforts.

The following table presents fiscal year-to-date research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,187		$1,919		$268	14.0%
Facilities	532		522		10	1.9%
Professional fees & outside services	360		143		217	151.7%
Share-based compensation	236		273		(37)	(13.6%)
Depreciation	23		32		(9)	(28.1%)
Other	182		106		76	71.7%
Research and development	$3,520	14.1%	$2,995	13.4%	$525	17.5%

In order of significance, the increase in research and development expenses for the six months ended December 31, 2010, compared to the six months ended December 31, 2009 was primarily due to: (i) an increase in personnel-related expenses due to the suspension of a Company-wide furlough program in the equivalent period one year ago and (ii) an increase in professional fees and outside services related to development projects for upcoming product releases. As noted above, higher payroll costs reflect a return to normal levels following the suspension of the Company-wide furlough program.  Research and development expenses could increase as we continue to invest in new development efforts.

Provision for Income Taxes

At July 1, 2010, our fiscal 2003 through fiscal 2009 tax years remained open to examination by the Federal, state, and foreign taxing authorities. We have annual net operating losses (“NOLs”) beginning in fiscal 2001, which causes the statute of limitations to remain open for the year in which the NOL was incurred.

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Effective tax rate	2%	3%	3%	2%

We utilize the liability method of accounting for income taxes. The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from our domestic losses being recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our domestic net deferred tax assets for the fiscal quarters ended December 31, 2010 and 2009.

Liquidity and Capital Resources

The following table presents information about our working capital and cash:

	December 31,	June 30,	Increase
	2010	2010	(Decrease)
	(In thousands)
Working capital	$8,554	$7,623	$931
Cash and cash equivalents	$10,645	$10,075	$570

In order of significance, our working capital as of December 31, 2010 increased as compared to June 30, 2010, primarily due to: (i) an increase in inventory due to the timing of shipments and inventory receipts, (ii) an increase in accounts receivable as a result of the timing of shipments, cash collections and an increase in revenue, and (iii) and increase in cash due to the proceeds from the amended term loan. This was partially offset by an increase in accounts payable related to the increase in inventory.

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

Borrowings under the Loan Agreement bear interest at the greater of 4.75% or prime rate plus 0.75% per annum. Upon entering into the Loan Agreement, we paid a fully earned, non-refundable commitment fee of $20,000 and will pay an additional $15,000 on September 28, 2011, the first anniversary of the effective date of the Loan Agreement.

The Borrowing Base (as defined in the Loan Agreement) under the Revolving Line is based upon eligible accounts receivable as defined per the Loan Agreement. The “Amount Available under the Revolving Line” is defined as at any time (a) the lesser of (i) the Revolving Line maximum or (ii) the Borrowing Base, minus (b) the amount of all outstanding letters of credit (including drawn but unreimbursed letters of credit), minus (c) an amount equal to the letter of credit reserves, minus (d) the foreign currency reserve, minus (e) the outstanding principal balance of any advances, and minus (f) one-half of the principal balance then outstanding of the Term Loan

The following table presents the balance outstanding on the Term Loan, our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, and security deposits:

	December 31,	June 30,
	2010	2010
	(In thousands)
Term Loan	$1,834	$778
Amount Available under the Revolving Line	1,538	1,031
Outstanding letters of credit	343	343

As of December 31, 2010 and June 30, 2010, approximately $366,000 and $400,000, respectively, of our cash was held by our foreign subsidiaries in foreign bank accounts. Such cash may be unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign subsidiaries’ board of directors.

Cash Flows for the Three and Six Months Ended December 31

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(In thousands)
Net cash provided by (used in):
Net loss	$(579)	$(375)	$(1,257)	$(874)
Non-cash operating expenses, net	907	757	1,775	1,502
Changes in operating assets and liabilities:
Accounts receivable	(205)	(114)	(629)	77
Contract manufacturers' receivable	(345)	(343)	(473)	(371)
Inventories	(2,225)	(414)	(2,865)	(8)
Prepaid expenses and other current assets	(38)	(363)	87	(352)
Other assets	6	9	(31)	(5)
Accounts payable	2,743	1,756	3,210	1,928
Accrued payroll and related expenses	(354)	(165)	(286)	(478)
Warranty reserve	57	-	26	-
Restructuring reserve	-	(31)	-	(76)
Other liabilities	682	211	440	59
Cash received related to tenant incentives	-	-	32	-
Net cash provided by operating activities	649	928	29	1,402
Net cash used in investing activities	(137)	(420)	(220)	(625)
Net cash (used in) provided by financing activities	(323)	(244)	714	(584)
Effect of foreign exchange rate changes on cash	(2)	(5)	47	49
Increase in cash and cash equivalents	$187	$259	$570	$242

Cash Flows for the Three Months Ended December 31

Operating activities provided $649,000 in cash during the three months ended December 31, 2010. This was the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided operating activities included (i) an increase in accounts payable due to the timing of payments and the increase in inventory and (ii) an increase in other liabilities related to the increase in customer pre-payments, offset by (iii) an increase in inventories mainly due to sourcing components directly to ensure supply, (iv) an increase in accounts and contract manufacturers’ receivables due to the timing of collections and the increase in sales and (v) a decrease in accrued payroll and related expenses as a result of the timing of the payroll cycle.

Operating activities provided $928,000 in cash during the three months ended December 31, 2009. This was the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) an increase in accounts payable due to the timing of payments; offset by (ii) an increase in inventory due to the timing of receipts (iii) an increase in prepaid expenses and other current assets due to a large receivable from the Company’s landlord for reimbursements related to improvements on the new corporate headquarters and (iv) an increase in contract manufacturers’ receivables due to the timing of collections and shipments.

Investing activities used cash during the three months ended December 31, 2010 and 2009, due to the purchase of property and equipment.

Financing activities used cash during the three months ended December 31, 2010 and 2009, due to payments on capital lease obligations and the Term Loan.

Cash Flows for the Six Months Ended December 31

Operating activities provided $29,000 in cash during the six months ended December 31, 2010. This was the result of cash provided by non-cash operating expenses offset by a net loss and cash used by operating assets and liabilities. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided operating activities included (i) an increase in accounts payable due to the timing of payments  and (ii) an increase in other liabilities related to timing of payments on legal and consulting fees as a result of the proxy contest, offset by (iii) an increase in inventories mainly due to sourcing components directly to ensure supply and (iv) an increase in accounts and contract manufacturers’ receivables due to the timing of collections and the increase in sales.

Operating activities provided $1.4 million in cash during the six months ended December 31, 2009.  This was the result of cash provided by operating assets and liabilities and non-cash operating expenses, partially offset by a net loss. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) an increase in accounts payable due to the timing of payments; offset by (ii) a decrease in accrued payroll and related expenses due to the timing of payroll periods (iii) an increase in contract manufacturers’ receivables due to the timing of collections and shipments and (iv) an increase in prepaid expenses and other current assets due to a large receivable from the Company’s landlord for reimbursements related to improvements on the new corporate headquarters.

Investing activities used cash during the six months ended December 31, 2010 and 2009, due to the purchase of property and equipment.

Financing activities provided cash during the six months ended December 31, 2010 due to (i) proceeds from the amended term loan and (ii) proceeds from the sale of common shares through employee stock option exercises, partially offset by (iii) payments related to the Term Loan, (iv) minimum tax withholding paid on behalf of employees related to the vesting of restricted shares and (v) payments on capital lease obligations.

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

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses.

We incurred a net loss of approximately $1.2 million for the six months ended December 31, 2010.  There can be no assurance that we will net profits in future periods.  In addition, while we were cash flow positive in the recently completed quarter, there can be no assurance that we will be cash flow positive in future periods.  In the event we fail to achieve profitability in future periods, the value of our common stock my decline.  In addition, if we were unable to maintain positive cash flows, we would be required to seek additional funding, which may not be available on favorable terms, if at all.

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

	Six Months Ended
	December 31,
	2010	2009
Top five customers (1)(2)	39.3%	37.6%
Ingram Micro	13.1%	7.9%
Tech Data	7.7%	10.8%

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

We expect the average selling prices of our products to decline and raw material costs to increase, which could reduce our net revenue and gross margins and adversely affect results of operations.

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

The following table presents sales by geographic region as a percentage of net revenue:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2010	Revenue	2009	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,106	48.0%	$6,135	53.5%	$(29)	(0.5%)
EMEA	4,613	36.3%	3,548	30.9%	1,065	30.0%
Asia Pacific	2,000	15.7%	1,795	15.6%	205	11.4%
Net revenue	$12,719	100.0%	$11,478	100.0%	$1,241	10.8%

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

At any time, competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. The following table presents details of our inventories:

	December 31,	June 30,
	2010	2010
	(In thousands)
Finished goods	$6,947	$4,258
Raw materials	1,703	1,390
Inventory at distributors *	1,621	1,924
Large scale integration chips **	672	516
Inventories, gross	10,943	8,088
Reserve for excess and obsolete inventory	(1,357)	(1,215)
Inventories, net	$9,586	$6,873

* Balance represents finished goods held by distributors.
** This item is sold individually and is also embedded into the Company's products.

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

We have not historically relied on patents to protect our proprietary rights, although we are now in the process of building a patent portfolio. In May 2006, we entered into a six-year patent cross-license agreement with Digi in which the parties agreed to cross-license each other’s patents, which could reduce the value of our existing patent portfolio. We rely primarily on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions that we have taken:

●	laws and contractual restrictions might not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

●	other companies might claim common law trademark rights based upon use that precedes the registration of our marks;

●	other companies might assert other rights to market products using our trademarks;

●	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use;

●	courts may determine that our software programs use open source software in such a way that deprives the entire programs of intellectual property protection; and

●	current federal laws that prohibit software copying provide only limited practical protection from software pirates.

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

Item 6.   Exhibits

Exhibit
Number	Description of Document

10.1	2010 Stock Incentive Plan
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

Date: February 7, 2011	LANTRONIX, INC. (Registrant)

	By:	/s/ Jerry D. Chase
Jerry D. Chase
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Reagan Y. Sakai
Reagan Y. Sakai
Chief Financial Officer and Secretary
(Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description of Document

10.1	2010 Stock Incentive Plan
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