Form 10-Q
period 2011-03-31
LANTRONIX INC
filed 2011-05-10
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 3, 2011, there were 10,486,769 shares of the Registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	June 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$8,480	$10,075
Accounts receivable, net	2,490	1,342
Contract manufacturers' receivable	1,222	1,015
Inventories, net	9,392	6,873
Prepaid expenses and other current assets	548	515
Deferred tax assets	542	542
Total current assets	22,674	20,362

Property and equipment, net	1,908	2,392
Goodwill	9,488	9,488
Purchased intangible assets, net	89	155
Other assets	167	135
Total assets	$34,326	$32,532

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,289	$6,545
Accrued payroll and related expenses	1,381	1,568
Warranty reserve	211	183
Short-term debt	667	667
Other current liabilities	3,682	3,776
Total current liabilities	14,230	12,739
Non-current liabilities:
Long-term liabilities	428	646
Long-term capital lease obligations	73	153
Long-term debt	1,000	111
Deferred tax liabilities	542	542
Total non-current liabilities	2,043	1,452
Total liabilities	16,273	14,191

Commitments and contingencies

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	192,515	191,147
Accumulated deficit	(174,862)	(173,206)
Accumulated other comprehensive income	399	399
Total stockholders' equity	18,053	18,341
Total liabilities and stockholders' equity	$34,326	$32,532

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net revenue (1)	$12,382	$12,124	$37,293	$34,556
Cost of revenue	6,023	5,772	18,429	16,438
Gross profit	6,359	6,352	18,864	18,118
Operating expenses:
Selling, general and administrative	4,942	4,804	15,083	14,279
Research and development	1,752	1,643	5,272	4,638
Amortization of purchased intangible assets	18	18	54	54
Total operating expenses	6,712	6,465	20,409	18,971
Loss from operations	(353)	(113)	(1,545)	(853)
Interest expense, net	(29)	(29)	(87)	(118)
Other income (expense), net	(7)	17	17	(8)
Loss before income taxes	(389)	(125)	(1,615)	(979)
Provision for income taxes	10	11	41	31
Net loss	$(399)	$(136)	$(1,656)	$(1,010)

Net loss per share (basic and diluted)	$(0.04)	$(0.01)	$(0.16)	$(0.10)

Weighted-average shares (basic and diluted)	10,463	10,318	10,414	10,262

Net revenue from related parties	$194	$214	$647	$481

(1)  Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	March 31,
	2011	2010
Operating activities
Net loss	$(1,656)	$(1,010)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	1,353	1,527
Depreciation	773	658
Provision (recovery) for inventories	181	(132)
Amortization of purchased intangible assets	67	88
Provision for doubtful accounts	15	12
Changes in operating assets and liabilities:
Accounts receivable	(1,163)	(736)
Contract manufacturers' receivable	(207)	(347)
Inventories	(2,699)	162
Prepaid expenses and other current assets	(89)	(53)
Other assets	(31)	(12)
Accounts payable	1,740	1,603
Accrued payroll and related expenses	(202)	(287)
Warranty reserve	28	-
Restructuring reserve	-	(76)
Other liabilities	(62)	(15)
Cash received related to tenant incentives	32	280
Net cash (used in) provided by operating activities	(1,920)	1,662
Investing activities
Purchases of property and equipment, net	(292)	(644)
Net cash used in investing activities	(292)	(644)
Financing activities
Proceeds from term loan	2,000	-
Payment of term loan	(1,110)	(499)
Minimum tax withholding paid on behalf of employees for restricted shares	(131)	(263)
Payment of capital lease obligations	(271)	(209)
Net proceeds from issuances of common stock	76	155
Net cash provided by (used in) financing activities	564	(816)
Effect of foreign exchange rate changes on cash	53	(26)
(Decrease) Increase in cash and cash equivalents	(1,595)	176
Cash and cash equivalents at beginning of period	10,075	9,137
Cash and cash equivalents at end of period	$8,480	$9,313

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (the “Company” or “Lantronix”) have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 13, 2010. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2011, and the consolidated results of its operations and cash flows for the three and nine months ended March 31, 2011 and 2010. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

2.	Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands, except per share data)
Numerator:
Net loss	$(399)	$(136)	$(1,656)	$(1,010)
Denominator:
Weighted-average shares outstanding	10,639	10,611	10,590	10,555
Less: Unvested common shares outstanding	(176)	(293)	(176)	(293)
Weighted-average shares (basic and diluted)	10,463	10,318	10,414	10,262

Net loss per share (basic and diluted)	$(0.04)	$(0.01)	$(0.16)	$(0.10)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Common stock equivalents	948	1,143	966	1,184

3.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31,	June 30,
	2011	2010
	(In thousands)
Finished goods	$6,242	$4,258
Raw materials	2,030	1,390
Inventory at distributors *	1,587	1,924
Large scale integration chips **	856	516
Inventories, gross	10,715	8,088
Reserve for excess and obsolete inventory	(1,323)	(1,215)
Inventories, net	$9,392	$6,873

* Balance represents finished goods held by distributors.
** This item is sold individually and is also embedded into the Company's products.

4.	Warranty

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

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2011	2010
	(In thousands)
Beginning balance	$183	$224
Charged to cost of revenues	181	84
Usage	(153)	(125)
Ending balance	$211	$183

5.	Bank Line of Credit and Debt

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

The following table presents the balance outstanding on the Term Loan, our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, and security deposits:

	March 31,	June 30,
	2011	2010
	(In thousands)
Term Loan	$1,667	$778
Amount Available under the Revolving Line	$1,318	$1,031
Outstanding letters of credit	$764	$343

6.	Stockholders’ Equity

Share-Based Plans

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

The following table presents a summary of share-based compensation by functional line item:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Cost of revenues	$10	$11	$45	$30
Selling, general and administrative	202	257	992	1,108
Research and development	80	116	316	389
Total share-based compensation	$292	$384	$1,353	$1,527

The following table presents a summary of remaining unrecognized share-based compensation by the vesting condition for the Company’s share-based plans as of March 31, 2011:

	Remaining Unrecognized Compensation	Remaining Years
Vesting Condition	Cost	To Vest
	(In thousands)
Stock Option Awards:
Service-based	$1,651
Market- and service-based	5
Stock option awards	$1,656	2.2

Restricted Stock Awards:
Service-based	$377
Restricted stock awards	$377	1.4

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

The following table presents a summary of option activity under all of the Company’s stock option plans:

Number of
Shares
Balance of options outstanding at June 30, 2010	1,890,339
Options granted	425,679
Options forfeited	(136,842)
Options expired	(122,883)
Options exercised	(27,180)
Balance of options outstanding at March 31, 2011	2,029,113

The following table presents stock option grant date information:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Weighted-average grant date fair value per share	$2.26	$2.30	$2.20	$1.89
Weighted-average grant date exercise price per share	$3.58	$3.24	$3.45	$2.67

Nonvested Share Awards

The following table presents a summary of nonvested share activity:

		Weighted
		Average
	Number of	Grant - Date
	Shares	Fair Value
	Unvested	per Share
Balance of nonvested shares at June 30, 2010	291,646	$3.16
Granted	-	-
Forfeited	(18,755)	3.00
Vested	(96,874)	3.21
Balance of nonvested shares at March 31, 2011	176,017	$3.15

The following table presents a summary of the total fair value of shares vested for all of the Company’s nonvested share awards:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Fair value of shares vested	$27	$18	$371	$443

Warrants to Purchase Common Stock

During March 2008, the Company issued warrants to purchase an aggregate of 179,935 shares of Lantronix common stock as consideration for settlement of a shareholder lawsuit. The warrants had an exercise price of $28.08 per share and expired on February 10, 2011.

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

The Company utilizes the liability method of accounting for income taxes. The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Effective tax rate	3%	9%	3%	3%

The federal statutory rate was 34% for all periods. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to its domestic losses being recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

8.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Net loss	$(399)	$(136)	$(1,656)	$(1,010)
Other comprehensive income (loss):
Change in translation adjustments, net of taxes of $0	-	(49)	-	(27)
Total comprehensive loss	$(399)	$(185)	$(1,656)	$(1,037)

9.	Litigation

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial position, operating results or cash flows.

10.	Internal Investigation

As disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2011, Bernhard Bruscha, a director of Lantronix, delivered a letter to the Company’s Audit Committee setting forth certain allegations for which he requested an independent investigation.  In response to Mr. Bruscha’s allegations, the Company has retained the law firm of Paul, Hastings, Janofsky & Walker (“Paul Hastings”) to conduct an independent investigation of each of the allegations (the “Investigation”).  The Company currently expects that Paul Hastings will conclude the Investigation in the quarter ended June 30, 2011.  The Company will publicly report the results of the Investigation shortly after its completion.  At this time, Mr. Bruscha’s allegations are only assertions, and the Investigation has made no determination as of this date, preliminary or otherwise, regarding their validity.  Presently, the Company does not anticipate that the resolution of these allegations would result in a material effect on the Company’s previously issued financial statements.  The Company is incurring and will continue to incur significant expenses relating to the Investigation.  For the quarter ended March 31, 2011, the Company incurred approximately $460,000 of expenses relating to the Investigation.  The Company currently anticipates that total expenses relating to the Investigation will be approximately $1.1 million to $1.5 million for the fiscal year ending June 30, 2011.

For more details regarding the allegations subject to the Investigation, we request you review the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2011.

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

This Report contains forward-looking statements, which include, but are not limited to, statements regarding projected net revenues, expenses, gross profit and net income (loss), the anticipated effect of the resolution of the allegations subject to the Investigation, the anticipated cost and completion date of the Investigation, the need for additional capital, market acceptance of our products, the status of evolving technologies and their growth potential and our production capacity, potential variances in quarterly operating expenses, the adequacy of existing resources to meet cash needs, some reduction in the average selling prices and gross margins of products and the need to incorporate software from third-party vendors and open source software in our future products. These forward-looking statements are based on our current expectations, estimates and projections about our industry, our beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including but not limited to those identified under the heading “Risk Factors” set forth in Part II, Item 1A hereto. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our innovative networking solutions include fully-integrated hardware and software devices, as well as software tools, to develop related customer applications. Because we deal with network connectivity, we provide solutions to broad market segments, including industrial, security, energy, information technology (“IT”), data centers, transportation, government, healthcare, and many others. We also recently identified medical device connectivity as a particularly promising direction for investment and growth.

Products and Solutions

Device Enablement Solutions

Device networking is the technology that enables connectivity within a multitude of vertical markets such as healthcare, industrial, security, energy, IT, data centers, transportation, government and many others. Our device enablement solutions released after 2009 support our AccessMyDevice VIP Access, which allows equipment to be remotely, safely and securely managed behind firewalls. We provide manufacturers, integrators and end users with device enablement solutions for products to be connected, securely accessed, managed and controlled over networks. Our device enablement solutions dramatically shorten a manufacturer’s development time to implement network connectivity and provide competitive advantages with new features, greatly reducing engineering and marketing risks.

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

Financial Highlights and Other Information for the Fiscal Quarter Ended March 31, 2011

The following is a summary of the key factors and significant events that impacted our financial performance during the fiscal quarter ended March 31, 2011:

•
Net revenue was $12.4 million for the fiscal quarter ended March 31, 2011, an increase of $258,000 or 2%, compared to $12.1 million for the fiscal quarter ended March 31, 2010.  The increase was primarily the result of a $267,000, or 11.2%, increase in sales of our device management product line.  As part of an ongoing corporate initiative to optimize its sales distribution channel, the Company continued to renegotiate its agreements with certain direct customers.  These new agreements remove stock rotation and price protection terms, which causes the Company to recognize revenue upon shipment as opposed to a sell-through basis.  The Company has directed a majority of these customers to purchase through large Lantronix distributors located in their respective regions to create a more efficient sales channel.  The result of these changes was the recognition of revenue during the third fiscal quarter that would have otherwise been deferred in the third fiscal quarter and recognized in the fourth fiscal quarter.  The Company made similar changes to customer agreements in the second fiscal quarter which resulted in the recognition of revenue in that quarter that would have otherwise been recognized in the third fiscal quarter.  As these customers are no longer required to provide sell-through reports and the majority of these customers are now buying from other Lantronix distributors (whose revenue is recognized on a sell-through basis by Lantronix) and not directly through Lantronix, the net impact to revenue in the current quarter is not practically determinable.  It should be noted that the Company has not changed its revenue recognition policy as revenue is still recognized on a sell-through basis for those customers with stock rotation and price protection terms.

•
Gross profit margin was 51.4% for the fiscal quarter ended March 31, 2011, compared to 52.4% for the fiscal quarter ended March 31, 2010. The decrease in gross profit margin was primarily due to increased reserves for excess and obsolete inventory related to end-of-life products and an increase in warranty reserves for a specific product.

•
Loss from operations was $353,000 for the fiscal quarter ended March 31, 2011, compared to $113,000 for the fiscal quarter ended March 31, 2010. The loss from operations in the current fiscal quarter was negatively impacted by approximately $460,000 in legal expenses related to the Investigation.  The Company currently anticipates that total expenses relating to the Investigation will be approximately $1.1 million to $1.5 million for the fiscal year ending June 30, 2011.

•
Net loss was $399,000, or $0.04 per basic and diluted share, for the fiscal quarter ended March 31, 2011, compared to $136,000, or $0.01per basic and diluted share, for the fiscal quarter ended March 31, 2010. The GAAP net loss in the third fiscal quarter of 2011 was negatively impacted by approximately $460,000 of legal expenses related to the Investigation.   The Company currently anticipates that total expenses relating to the Investigation will be approximately $1.1 million to $1.5 million for the fiscal year ending June 30, 2011.

•
Cash and cash equivalents were $8.5 million as of March 31, 2011, a decrease of $1.6 million, compared to $10.1 million as of June 30, 2010.  The decrease was due to purchases of inventory to support growth and on-time customer delivery, as well as payments for legal and consulting expenses related to the proxy contest and Investigation.

•
Net accounts receivable were $2.5 million as of March 31, 2011, an increase of  $1.2 million, compared to $1.3 million as of June 30, 2010. Days sales outstanding (“DSO”) in receivables were 16 days for the fiscal quarter ended March 31, 2011 compared to 15 days for the fiscal quarter ended June 30, 2010. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues continue to be recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).

•
Net inventories were $9.4 million as of March 31, 2011, compared to $6.9 million as of June 30, 2010. Inventory turns were 2.5 turns for the fiscal quarter ended March 31, 2011 compared to 3.5 turns for the fiscal quarter ended June 30, 2010. The increase was attributable to a buildup of finished goods and strategic components to ensure timely delivery and enhance customer satisfaction.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. There have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended March 31, 2011 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Recent Accounting Pronouncements

During the three months ended March 31, 2011, there were no new accounting pronouncements that would have had a material effect on our unaudited consolidated financial statements.

Consolidated Results of Operations

The following table presents the percentage of net revenues represented by each item in our condensed consolidated statement of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	48.6%	47.6%	49.4%	47.6%
Gross profit	51.4%	52.4%	50.6%	52.4%
Operating expenses:
Selling, general and administrative	39.9%	39.6%	40.4%	41.3%
Research and development	14.1%	13.6%	14.1%	13.4%
Amortization of purchased intangible assets	0.1%	0.1%	0.1%	0.2%
Total operating expenses	54.2%	53.3%	54.7%	54.9%
Loss from operations	(2.9%)	(0.9%)	(4.1%)	(2.5%)
Interest expense, net	(0.2%)	(0.2%)	(0.2%)	(0.3%)
Other income (expense), net	(0.1%)	0.1%	0.0%	(0.0%)
Loss before income taxes	(3.1%)	(1.0%)	(4.3%)	(2.8%)
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net loss	(3.2%)	(1.1%)	(4.4%)	(2.9%)

Comparison of the Fiscal Quarters Ended March 31, 2011 and 2010

Net Revenue by Product Line

The following table presents fiscal quarter net revenue by product line:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$9,551	77.1%	$9,572	79.0%	$(21)	(0.2%)
Device management	2,652	21.4%	2,385	19.7%	267	11.2%
Device networking	12,203	98.5%	11,957	98.7%	246	2.1%
Non-core	179	1.5%	167	1.3%	12	7.2%
Net revenue	$12,382	100.0%	$12,124	100.0%	$258	2.1%

The increase in net revenue for the three months ended March 31, 2011, compared to the three months ended March 31, 2010 was the result of an increase in net revenue mainly from our device management product line.  The increase in net revenue from our device management product line was due to an increase in unit sales of some of our management device enablement products, in particular our SLC, SLB and Spider product families.

The following table presents fiscal year-to-date net revenue by product line:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$29,903	80.2%	$27,567	79.8%	$2,336	8.5%
Device management	6,886	18.5%	6,287	18.2%	599	9.5%
Device networking	36,789	98.7%	33,854	98.0%	2,935	8.7%
Non-core	504	1.3%	702	2.0%	(198)	(28.2%)
Net revenue	$37,293	100.0%	$34,556	100.0%	$2,737	7.9%

The increase in net revenue for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010 was the result of an increase in net revenue from our device enablement and device management product lines, partially offset by a decrease in net revenue from our non-core product lines. The increase in net revenue from our device enablement product line was due to an increase in unit sales of some of our embedded device enablement products, in particular our XPort, XPort Pro, MICRO, MatchPort and ASIC product families, partially offset by a decrease in unit sales of some of our external device enablement products, in particular our WiBox, UBox and MSS product families, offset by an increase in our EDS product family.  The increase in net revenue from our device management product line was due to an increase in unit sales of our Spider and SCS product families, partially offset by a decrease in sales of our SLC product family.

Net Revenue by Geographic Region

The following table presents fiscal quarter net revenue by geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,698	54.1%	$7,027	58.0%	$(329)	(4.7%)
EMEA	3,749	30.3%	3,185	26.3%	564	17.7%
Asia Pacific	1,935	15.6%	1,912	15.7%	23	1.2%
Net revenue	$12,382	100.0%	$12,124	100.0%	$258	2.1%

The increase in net revenue for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 reflects increased unit sales mainly from the Europe, Middle East and Africa (the “EMEA”) region, offset by a decrease in revenue from the Americas.  The increase in net revenue from the EMEA region was primarily due to an increase in unit sales in our device enablement product lines, in particular our XPort, MatchPort, MICRO and EDS product families.  The decrease in net revenue in the Americas region was due to a decrease in unit sales in our device enablement product lines, in particular our XPort, UDS and MatchPort product families.

The following table presents fiscal year-to-date net revenue by geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Americas	$19,375	52.0%	$19,413	56.2%	$(38)	(0.2%)
EMEA	11,893	31.9%	9,642	27.9%	2,251	23.3%
Asia Pacific	6,025	16.1%	5,501	15.9%	524	9.5%
Net revenue	$37,293	100.0%	$34,556	100.0%	$2,737	7.9%

The increase in net revenue for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 reflects increased unit sales primarily from the EMEA and Asia Pacific regions.  The increase in net revenue from the EMEA region was mainly due to an increase in unit sales of our device enablement product lines, in particular our XPort, ASIC, MICRO, Xpress and EDS product families.  The increase in net revenue in the Asia Pacific region was due to an increase in unit sales of our device management product lines, in particular our Spider and SLC product families, as well as our device enablement product lines, in particular our MICRO and MatchPort, WiPort and Xpress product families, partially offset by a decrease in sales of our XPort product family.

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

The following table presents fiscal quarter gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$6,359	51.4%	$6,352	52.4%	$7	0.1%

The decrease in gross profit as a percent of net revenue (referred to as “gross profit margin”) for the three months ended March 31, 2011 was primarily due to increased reserves for excess and obsolete inventory related to end-of-life products and an increase in warranty reserves for a specific product.

The following table presents fiscal year-to-date gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$18,864	50.6%	$18,118	52.4%	$746	4.1%

The decrease in gross profit margin for the nine months ending March 31, 2011 was partly due to a change in product mix primarily related to an increase in unit sales as a percentage of total sales of our embedded device enablement products, which have a lower margin than our other product lines.  Gross profit margin was also negatively impacted by an increase in freight costs due to expediting charges relating to component and product shortages, transitional costs associated with the implementation of third-party logistics providers in Los Angeles and Hong Kong for inventory management and the increase in the volume of inventory receipts.  In addition, gross profit margin was negatively impacted by increased reserves for excess and obsolete inventory related to end-of-life products and an increase in unfavorable purchase variances, offset by an increase in capitalized overhead due to the increase in inventory.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, and  information technology, as well as trade show expenses, advertising, and legal and accounting fees.

The following table presents fiscal quarter selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,530		$2,561		$(31)	(1.2%)
Professional fees and outside services	871		443		428	96.6%
Advertising and marketing	544		570		(26)	(4.6%)
Facilities	255		319		(64)	(20.1%)
Share-based compensation	202		257		(55)	(21.4%)
Depreciation	166		179		(13)	(7.3%)
Bad debt expense	14		-		14	100.0%
Other	360		475		(115)	(24.2%)
Selling, general and administrative	$4,942	39.9%	$4,804	39.6%	$138	2.9%

In order of significance, the increase in selling, general and administrative expenses for the three months ended March 31, 2011, compared to the three months ended March 31, 2010 was primarily due to: (i) an increase in professional fees and outside services mainly due to approximately $460,000 of  legal expenses as a result of the Investigation; partially offset by (ii) a decrease in facility related expenses as a result of cost saving efforts, and (iii) a decrease in share based compensation and (iv) a decrease in franchise tax expense.

The following table presents fiscal year-to-date selling, general and administrative expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$7,705		$7,499		$206	2.7%
Professional fees and outside services	2,562		1,550		1,012	65.3%
Advertising and marketing	1,328		1,624		(296)	(18.2%)
Facilities	827		953		(126)	(13.2%)
Share-based compensation	992		1,108		(116)	(10.5%)
Depreciation	497		459		38	8.3%
Bad debt expense (recovery)	15		12		3	25.0%
Other	1,157		1,074		83	7.7%
Selling, general and administrative	$15,083	40.4%	$14,279	41.3%	$804	5.6%

In order of significance, the increase in selling, general and administrative expenses for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010 was primarily due to: (i) an increase in professional fees and outside services mainly due to approximately $561,000 of legal and consulting expenses as a result of the proxy contest which was settled in November of 2010 and approximately $460,000 of legal expenses as a result of the Investigation,  and (ii) an increase in personnel-related expenses due to the suspension of a Company-wide furlough program in the equivalent period one year ago, partially offset by (iii) a decrease in marketing expenses and facility related expenses due to cost saving efforts and (iv) a decrease in share based compensation.

Research and Development

Research and development expenses consist of personnel-related expenses, including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents fiscal quarter research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,151		$998		$153	15.3%
Facilities	228		308		(80)	(26.0%)
Professional fees and outside services	147		114		33	28.9%
Share-based compensation	80		116		(36)	(31.0%)
Depreciation	10		13		(3)	(23.1%)
Other	136		94		42	44.7%
Research and development	$1,752	14.1%	$1,643	13.6%	$109	6.6%

In order of significance, the increase in research and development expenses for the three months ended March 31, 2011, compared to the three months ended March 31, 2010 was primarily due to: (i) an increase in personnel-related expenses due to the suspension of a Company-wide furlough program in the equivalent period one year ago; offset by (ii) a decrease in facility related expenses as a result of cost saving efforts. Research and development expenses could increase as we continue to invest in new development efforts.

The following table presents fiscal year-to-date research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,339		$2,917		$422	14.5%
Facilities	760		830		(70)	(8.4%)
Professional fees and outside services	505		257		248	96.5%
Share-based compensation	316		389		(73)	(18.8%)
Depreciation	33		45		(12)	(26.7%)
Other	319		200		119	59.5%
Research and development	$5,272	14.1%	$4,638	13.4%	$634	13.7%

In order of significance, the increase in research and development expenses for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010 was primarily due to: (i) an increase in personnel-related expenses due to the suspension of a Company-wide furlough program in the equivalent period one year ago and (ii) an increase in professional fees and outside services related to development projects for upcoming product releases; partially offset by (iii) a decrease in share based compensation and (iv) a decrease in facility related expenses as a result of cost saving efforts. Research and development expenses could increase as we continue to invest in new development efforts.

Provision for Income Taxes

At July 1, 2010, our fiscal 2003 through fiscal 2009 tax years remained open to examination by the Federal, state, and foreign taxing authorities. We have annual net operating losses (“NOLs”) beginning in fiscal 2001, which causes the statute of limitations to remain open for the year in which the NOL was incurred.

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Effective tax rate	3%	9%	3%	3%

We utilize the liability method of accounting for income taxes. The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from our domestic losses being recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our domestic net deferred tax assets for the fiscal quarters ended March 31, 2011 and 2010.

Liquidity and Capital Resources

The following table presents information about our working capital and cash:

	March 31,	June 30,	Increase
	2011	2010	(Decrease)
	(In thousands)
Working capital	$8,444	$7,623	$821
Cash and cash equivalents	$8,480	$10,075	$(1,595)

In order of significance, our working capital as of March 31, 2011 increased as compared to June 30, 2010, primarily due to: (i) an increase in inventory due to the timing of shipments and inventory receipts and (ii) an increase in accounts receivable as a result of the timing of shipments, cash collections and an increase in revenue. This was partially offset by (i) an increase in accounts payable related to the increase in inventory and (ii) a decrease in cash and cash equivalents as a result of purchases of inventory to support growth and on-time customer delivery, as well as payments for legal and consulting expenses related to the proxy contest and the Investigation and (iii) a decrease in accrued payroll and related expense due to the timing of payroll periods.

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

The following table presents the balance outstanding on the Term Loan, our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, and security deposits:

	March 31,	June 30,
	2011	2010
	(In thousands)
Term Loan	$1,667	$778
Amount Available under the Revolving Line	$1,318	$1,031
Outstanding letters of credit	$764	$343

As of March 31, 2011 and June 30, 2010, approximately $389,000 and $400,000, respectively, of our cash was held by our foreign subsidiaries in foreign bank accounts. Such cash may be unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign subsidiaries’ board of directors.

Cash Flows for the Three and Nine Months Ended March 31

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Net cash provided by (used in):
Net loss	$(399)	$(136)	$(1,656)	$(1,010)
Non-cash operating expenses, net	614	651	2,389	2,153
Changes in operating assets and liabilities:
Accounts receivable	(534)	(813)	(1,163)	(736)
Contract manufacturers' receivable	266	24	(207)	(347)
Inventories	166	170	(2,699)	162
Prepaid expenses and other current assets	(176)	299	(89)	(53)
Other assets	-	(7)	(31)	(12)
Accounts payable	(1,470)	(325)	1,740	1,603
Accrued payroll and related expenses	84	191	(202)	(287)
Warranty reserve	2	-	28	-
Restructuring reserve	-	-	-	(76)
Other liabilities	(502)	(74)	(62)	(15)
Cash received related to tenant incentives	-	280	32	280
Net cash (used in) provided by operating activities	(1,949)	260	(1,920)	1,662
Net cash used in investing activities	(72)	(19)	(292)	(644)
Net cash (used in) provided by financing activities	(150)	(232)	564	(816)
Effect of foreign exchange rate changes on cash	6	(75)	53	(26)
(Decrease) Increase in cash and cash equivalents	$(2,165)	$(66)	$(1,595)	$176

Cash Flows for the Three Months Ended March 31

Operating activities used $1.9 million in cash during the three months ended March 31, 2011. This was the result of a net loss and cash used by operating assets and liabilities, offset by non-cash operating expenses. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash used in operating activities included (i) a decrease in accounts payable due to the pay down of payables and (ii) an increase in accounts receivables due to the timing of collections and the increase in sales  and (iii) a decrease in other liabilities due to the timing of payments; offset by (iv) a decrease in contract manufacturers’ receivables due to the timing of collections and shipments and (v) a decrease in inventories due to the timing of shipments and inventory receipts.

Operating activities provided $260,000 in cash during the three months ended March 31, 2010. This was the result of non-cash operating expenses offset by cash used by operating assets and liabilities and a net loss. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) a decrease in prepaid expenses and other current assets due to the payment of a large receivable from the Company’s landlord for reimbursements related to improvements on the new corporate headquarters and (ii) cash received related to tenant incentives on the new corporate headquarters and (iii) an increase in accrued payroll and related expenses due to the timing of payroll periods and (iv) a decrease in inventories due to the timing of shipments and receipts; offset by (v) an increase in accounts receivable due to the timing of collections and linearity of sales and (vi) a decrease in accounts payable due to the timing of payments.

Investing activities used cash during the three months ended March 31, 2011 and 2010, due to the purchase of property and equipment.

Financing activities used cash during the three months ended March 31, 2011 and 2010, due to payments on capital lease obligations and the Term Loan, offset by proceeds from the sale of common shares through employee stock option exercises.

Cash Flows for the Nine Months Ended March 31

Operating activities used $1.9 million in cash during the nine months ended March 31, 2011. This was the result of a net loss and cash used by operating assets and liabilities, offset by non-cash operating expenses. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash used in operating activities included (i) an increase in inventories mainly due to sourcing components directly to ensure supply and (ii) an increase in accounts and contract manufacturers’ receivables due to the timing of collections and the increase in sales; offset (iii) an increase in accounts payable due to the timing of payments and the increase in inventory.

Operating activities provided $1.7 million in cash during the nine months ended March 31, 2010. This was the result of cash provided by operating assets and liabilities and non-cash operating expenses offset by a net loss. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash provided by operating activities included (i) an increase in accounts payable due to the timing of payments and (ii) cash received related to tenant incentives on the new corporate headquarters; offset by (iii) an increase in accounts receivable due to the timing of collections and linearity of sales and (iv) an increase in contract manufacturers’ receivables due to the timing of collections and shipments and (v) a decrease in accrued payroll and related expenses due to the timing of payroll periods.

Investing activities used cash during the nine months ended March 31, 2011 and 2010, due to the purchase of property and equipment.

Financing activities provided cash during the nine months ended March 31, 2011 due to (i) proceeds from the amended term loan and (ii) proceeds from the sale of common shares through employee stock option exercises; offset by (iii) payments related to the Term Loan, (iv) payments on capital lease obligations and (v) minimum tax withholding paid on behalf of employees related to the vesting of restricted shares.

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

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses.

We incurred a net loss of approximately $1.7 million for the nine months ended March 31, 2011 and had experienced a net loss of $1.5 million during our last full fiscal year.  There can be no assurance that we will generate net profits in future periods.  In addition, there can be no assurance that we will be cash flow positive in future periods.  In particular, we anticipate that we will not be cash flow positive for at least our next two (2) quarters due in part to the costs associated with the Investigation.  In the event we fail to achieve profitability in future periods, the value of our common stock my decline.  In addition, if we were unable to maintain positive cash flows, we would be required to seek additional funding, which may not be available on favorable terms, if at all.

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

The independent Investigation is currently in process.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2011, Bernhard Bruscha, a director of the Company, delivered a letter to the Company’s Audit Committee setting forth certain allegations for which he requested an independent investigation.  In response to Mr. Bruscha’s allegations, the Company has retained the law firm of Paul, Hastings, Janofsky & Walker (“Paul Hastings”) to conduct an independent investigation of each of the allegations (the “Investigation”).  The Company currently expects that Paul Hastings will conclude the Investigation in our quarter ended June 30, 2011.  The Company will report the results of the Investigation shortly after its completion.  At this time, Mr. Bruscha’s allegations are only assertions, and the Investigation has made no determination as of this date, preliminary or otherwise, regarding their validity.  Presently, the Company does not anticipate that the resolution of these allegations would result in a material effect on the Company’s previously issued financial statements.  However, there can be no assurance in this regard until the Investigation is concluded and were to so determine, and there can be no assurance that the outcome of the Investigation will not have a material adverse impact on the Company’s operations, including its employees and personnel.

The Company is incurring and will continue to incur significant expenses relating to the Investigation.  For the quarter ended March 31, 2011, the Company incurred approximately $460,000 of expenses relating to the Investigation.   The Company currently anticipates that total expenses relating to the Investigation will be approximately $1.1 million to $1.5 million for the fiscal year ended June 30, 2011.  However, these expenses represent the Company’s current estimate, and there can be no assurance the expenses relating to the Investigation will not exceed these current estimates once the Investigation is completed.

For more details regarding the allegations subject to the Investigation, we request you review the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2011.

Current or future litigation over intellectual property, proprietary rights or otherwise could adversely affect us.

Substantial litigation, especially regarding intellectual property, proprietary rights and product liability, occurs frequently in our industry.  Litigation can be expensive, lengthy and disruptive to normal business operations.  Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or outcomes. We may enter into settlements or be subject to judgments, or other outcomes in litigation situations, that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results.

We routinely evaluate notices of alleged patent infringement and notices of patents from patent holders.  Similar to other companies in our industry, we have received such notices from time to time and expect that we would continue to receive the same on an ongoing basis in the future.  If claims or actions are asserted against us, we may be required to obtain a license or cross-license, modify our existing technology or design a new non-infringing technology. Such licenses or design modifications can be extremely costly, and in addition, may be disruptive to our business and operations.  In addition, we may decide to settle a claim or action against us, which settlement could be significant expense. We may also be liable for any past infringement that has occurred.  If there is an adverse ruling against us in an infringement lawsuit, among other judgments that could be imposed upon us, an injunction could be issued barring production or sale of any infringing product. We could also be liable for damages awarded against us equal to a reasonable royalty or lost profits or, if there is a finding of willful infringement, treble damages.  Any such outcomes would increase our costs and harm our operating results.

Specifically, in May 2006, we settled a patent infringement lawsuit with Digi in which we signed an agreement with Digi to cross-license each other’s patents for six (6) years. There is a risk that we will not be able to negotiate a new cross-license agreement when the current cross-license agreement expires in May 2012.

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

	Nine Months Ended
	March 31,
	2011	2010
Top five customers (1)(2)	40.4%	39.4%
Ingram Micro	14.7%	10.7%
Tech Data	7.3%	9.0%

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

The following table presents sales by geographic region as a percentage of net revenue:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,698	54.1%	$7,027	58.0%	$(329)	(4.7%)
EMEA	3,749	30.3%	3,185	26.3%	564	17.7%
Asia Pacific	1,935	15.6%	1,912	15.7%	23	1.2%
Net revenue	$12,382	100.0%	$12,124	100.0%	$258	2.1%

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

The recent earthquake and tsunami, and other collateral events, in Japan may adversely affect the demand for our products in the Japanese market and adversely affect our Japanese suppliers from providing components to enable us to build and supply Lantronix inventor.  These risks may cause a decline in revenues and negatively affect our operating results.

The recent earthquake and tsunami in Japan, and other collateral events, including, among others, the catastrophic loss of lives, businesses, infrastructure, and delays in transportation, may have a negative impact on us by affecting our employees, customers, suppliers, or the overall economy in Japan. As a result, these events could cause a decline in our revenue in Japan and worldwide if we, or our customers, are unable to receive components from Japanese suppliers.

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

At any time, competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. The following table presents details of our inventories:

	March 31,	June 30,
	2011	2010
	(In thousands)
Finished goods	$6,242	$4,258
Raw materials	2,030	1,390
Inventory at distributors *	1,587	1,924
Large scale integration chips **	856	516
Inventories, gross	10,715	8,088
Reserve for excess and obsolete inventory	(1,323)	(1,215)
Inventories, net	$9,392	$6,873

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

Date: May 9, 2011	LANTRONIX, INC. (Registrant)

	By:	/s/ Jerry D. Chase
Jerry D. Chase
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Reagan Y. Sakai
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