Form 10-K
period 2011-06-30
LANTRONIX INC
filed 2011-09-15
CIK 1114925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock on December 31, 2010, as reported by the NASDAQ Capital Market, was approximately $16,175,050. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Securities and Exchange Commission and is as of December 31, 2010. This determination of affiliate status is not a conclusive determination for other purposes.

As of August 31, 2011, there were 10,549,852 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K incorporate information by reference from portions of the registrant’s 2011 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2011 fiscal year.

LANTRONIX, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2011

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

PART I

ITEM 1.                      BUSINESS

Overview

We design, develop, market and sell products that make it possible to access, manage, control and configure electronic products over the Internet, Enterprise, and other networks. In addition, our device management solutions address data centers and remote branch offices to provide reliable management for IT systems. Our network connectivity solutions are sold into broad market segments, including healthcare, industrial, security, energy, information technology (“IT”), data centers, transportation, government and others.

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

               We have a robust product pipeline and continue to invest in making our products uniquely differentiated and valuable to our customers.  For example, all of our new wireless products support SmartRoam, our proprietary solution for dynamically selecting the best access point connection thereby optimizing wireless connection performance. By providing a complete solution of hardware and integrated software, we have been able to provide “turnkey” solutions for network-enabling a device, eliminating the need for our customers to build expensive design and manufacturing expertise in-house. This results in savings to the customer in terms of financial investment, time, and technology risk.

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

Our device servers and web servers eliminate the high cost of ownership and added support issues associated with networking, which frequently would otherwise require using PCs (personal computers) or workstations to perform connectivity and remote management functions. Our solutions contain high-performance processors capable of not only controlling the attached device, but in many cases are also capable of accumulating data and status. The accumulated data can then be formatted by the device server and presented to users via web pages, e-mail, and other network, transport and application level protocols.   Many original equipment manufacturers (“OEM”) actually host their application on the device server, further reducing their design cycles and product complexity.  Our device servers have a built-in HTTP server, making them easy to manage using any standard Web browser. These device servers include the latest security protocols like AES, IPsec, TLS, SSL, SSH which support the stringent security requirements of the healthcare, banking, and physical security markets.  We are making continual enhancements to our product line to make our products even easier to integrate into Enterprise and Cloud infrastructures.

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

               Our console servers provide system administrators and network managers an operationally effective way to connect with their remote equipment through an interface called a console port, helping them work more efficiently, without having to leave their desk or office. Console ports are usually found on servers and special purpose data center equipment such as environmental monitoring/ control systems, communications switches and storage devices. With remote access, system downtime and service calls can be reduced, improving business efficiency. Our console servers provide IT professionals with peace-of-mind through extensive security features, and in some cases, provisions for dial-in access via modem. These solutions are provided in various configurations and can manage up to 48 devices from one console server.

Other Products

Our other products are comprised primarily of legacy products such as print servers, software and other miscellaneous products.

Net Revenue by Product Line

Information regarding our net revenue by product line is incorporated by reference from Part IV, Item 15 of this Form 10-K and is presented under footnote 11 to our notes to our consolidated financial statements.

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

Our device servers enable the electronic capture of medical device information for disparate medical devices and provide interfaces to health information technology systems including electronic medical records. Such a level of data collection and collaboration between doctors and healthcare professionals will provide shortened diagnosis times, optimized patient care, and ultimately, save lives. Our solutions protect patient privacy with data kept on a highly secured network; eliminate worries about misplaced or overlooked handwritten records; spend less time record keeping; reduce potential for errors like erroneous transcriptions; maximize staff mobility; collaborate easily with on and off-site doctors and specialists; and enable on and off-site monitoring.

Security

Guarding corporate and customer data, protecting company property and ensuring employee safety are among the most important and challenging responsibilities companies face. As a leader in the physical security space, our solutions enable security solutions providers to build network connectivity into their products (such as security systems, including access control panels, biometric readers, surveillance cameras and fire systems) so they can be remotely accessed and managed over a network or the Internet. With secure data center management products, we are also a major provider in the market for data and computer asset security.

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

Energy

The energy market is increasingly implementing networking technology to more efficiently generate, transmit, distribute and generate energy. Smart Grid initiatives are all driven by adding intelligence to the power grid with networked information regarding the tighter management of power transmission and distribution all the way to the smart meter. With their versatility and protocol independence, our device servers can bring together a diverse array of devices on the network. In addition, our remote management capability makes them dependable tools for monitoring power allocations during critical high-demand periods. Metering, substations, and power-generating equipment are often located in environments where weather is a real factor. Featuring DIN rail mounting and ruggedized housings, our industrial device servers are frequently the answer for these situations. Our embedded device servers are also equipped to handle temperature extremes.

Our products are address many facets of power management, including alternate sources such as wind and solar. For most power applications, the key is our ability to remotely control and manage devices in the field. Efficient acquisition of data and control across the network are key requirements for the energy industry. Our device servers can reduce power management system costs. And with their inherent scalability, they can network-enable existing serial devices and accommodate power system updates for years to come.

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

Our device servers have been used to connect an entire baggage claim system to a network. They are also utilized for remote monitoring in airport security systems.

Government

We have been a provider of networking and secure remote management technology to government agencies for nearly two decades. We manufacture several products with final assembly in the U.S. to meet trade compliance requirements.

Customers

Distributors

Sales to our distributors represent the majority of our net revenue. Distributors resell our products to a wide variety of end customers; including OEM’s, value added resellers (“VAR”), consumers, corporate customers and government entities. We believe that our channel sales approach provides several advantages. We can engage the customers and end users through their channel of choice, making our solutions available from a variety of sources. We can concentrate on developing new relationships at accounts that we believe represent our largest opportunities while our channel partners continue to identify new incremental opportunities and service existing customers.

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

Customer Concentrations

Information concerning our customer concentrations and sales by geographic region can be found in Part IV, Item 15 of this Annual Report on Form 10-K and is presented in footnote 11 to our notes of our consolidated financial statements. Please see Part I, Item 1A “Risk Factors” below for a discussion of the risks associated with customer concentrations and foreign sales.

	Years Ended June 30,
	2011	2010
Americas	52.0%	56.3%
EMEA	31.2%	27.9%
Asia Pacific	16.8%	15.8%
Total	100.0%	100.0%

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

Manufacturing

A key element of our operations strategy is to outsource manufacturing to produce reliable, high quality products at competitive prices and to achieve on-time delivery to our customers. This practice enables us to concentrate our resources on engineering, sales and marketing. We also manufacture several products with final assembly in the U.S. to meet trade compliance requirements.

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

	Years Ended June 30,
	2011	2010
	(In thousands)
Research and development expenses	$7,033	$6,338

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

Our competitors include companies such as Avocent Corporation, Digi International, Inc., Echelon Corporation, Freescale Semiconductor, Inc., Moxa Technologies, MRV Communications, Inc., Open Gear, Perle Systems, Raritan, Sena Technologies Inc., and Silex Technology, Inc., among others,

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

Intellectual Property Rights

We have developed proprietary methodologies, tools, processes and software in connection with delivering our services. We have not historically relied on patents to protect our proprietary rights, although we continue to build a patent portfolio and currently hold 17 patents, 21 pending, and four provisional. We have historically relied on a combination of copyright, trademark, trade secret laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights.

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

Employees

As of June 30, 2011, we had 129 full- and part-time employees. We have never experienced a work stoppage, none of our employees are currently represented by a labor union, and we consider our employee relations to be good.

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

Name	Age	Position

Kurt Busch	40	President and Chief Executive Officer
James W. Kerrigan	75	Interim Chief Financial Officer and Secretary

Kurt Busch joined the Company on August 24, 2011 as the Company’s President and Chief Executive Officer. Prior to joining Lantronix, he served in senior leadership positions at Mindspeed Technologies, a leading supplier of semiconductor solutions for network infrastructure applications. Most recently, he served as senior vice president and general manager for the company’s high performance analog division. Under Busch’s leadership, the division launched 40 products during his tenure that yielded substantially increased revenues and expanded demand for the company’s products across broad markets including carrier, enterprise data center, surveillance and professional video. Since 1990, Busch has worked in the networking communications industry. His experience includes business development roles at Analog Devices as well as roles in engineering, sales, marketing and general management at Digital Equipment Corporation, Intel, and two start-ups.  He earned a bachelor’s degree in electrical and computer engineering and a bachelor’s degree in biological science from the University of California at Irvine.  In 1998, Busch completed an MBA from Santa Clara University.

James W. Kerrigan joined the Company on June 24, 2011 as the Company’s Interim Chief Financial Officer. Mr. Kerrigan also previously served as Interim Chief Financial Officer and Chief Financial Officer during two previous tenures with the Company, in 1999 and from 2002 to 2006 respectively, after which he retired.  Earlier in his career, he served as Chief Financial Officer for multiple private and public companies, including public companies Wham-O Mfg. Co., Ceradyne, Inc. and PDA Engineering.

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

We have a history of losses.

We incurred a net loss of approximately $5.3 million for the year ended June 30, 2011 and had experienced a net loss of $1.5 million during the year ended June 30, 2010.  There can be no assurance that we will generate net profits in future periods.  Further, there can be no assurance that we will be cash flow positive in future periods.  In the event we fail to achieve profitability in future periods, the value of our common stock may decline.  In addition, if we were unable to maintain positive cash flows, we would be required to seek additional funding, which may not be available on favorable terms, if at all.

Our quarterly operating results may fluctuate, which could cause our stock price to decline.

We have experienced, and expect to continue to experience, significant fluctuations in net revenues, expenses and operating results from quarter to quarter. We therefore believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. A high percentage of our operating expenses are relatively fixed and are based on our forecast of future net revenue. If we were to experience an unexpected reduction in net revenue in a quarter, we would likely be unable to adjust our short-term expenditures significantly. If this were to occur, our operating results for that fiscal quarter would be harmed. In addition, if our operating results in future fiscal quarters were to fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

•	changes in business and economic conditions, including global economic disruptions;

•	changes in the mix of net revenue attributable to higher-margin and lower-margin products;

•	customers’ decisions to defer or accelerate orders;

•	variations in the size or timing of orders for our products;

•	changes in demand for our products;

•	fluctuations in exchange rates;

•	defects and other product quality problems;

•	loss or gain of significant customers;

•	short-term fluctuations in the cost or availability of our critical components;

•	announcements or introductions of new products by our competitors;

•	effects of terrorist attacks in the U.S. and abroad;

•	natural disasters in the U.S. and abroad;

•	changes in demand for devices that incorporate our products; and

•	our customers’ decisions to integrate network access and control directly onto their own platforms.

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

	Years Ended June 30,
	2011	2010

Top five customers (1)(2)	41%	39%
Ingram Micro	14%	10%
Tech Data	7%	11%
Related parties	2%	1%

(1) Includes Ingram Micro and Tech Data.
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

The following table presents sales by geographic region as a percentage of net revenue:

	Years Ended June 30,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Americas	$25,648	52.0%	$26,111	56.3%	$(463)	(1.8%	)
EMEA	15,370	31.2%	12,953	27.9%	2,417	18.7%
Asia Pacific	8,303	16.8%	7,311	15.8%	992	13.6%
Net revenue	$49,321	100.0%	$46,375	100.0%	$2,946	6.4%

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

At any time, competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. The following table presents details of our inventories:

	June 30,
	2011	2010
	(In thousands)
Finished goods	$6,475	$4,258
Raw materials	1,912	1,390
Inventory at distributors *	1,436	1,924
Large scale integration chips **	714	516
Inventories, gross	10,537	8,088
Reserve for excess and obsolete inventory	(1,377)	(1,215)
Inventories, net	$9,160	$6,873

* Balance represents finished goods held by distributors
** This item is sold individually and embedded into the Company's products.

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

ITEM 3.                       LEGAL PROCEEDINGS

The legal proceedings as required by this item are incorporated by reference from Part IV, Item 15 of this Form 10-K and are presented under footnote 8 to our notes to our consolidated financial statements.

ITEM 4.                       RESERVED

PART II

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock was traded on the NASDAQ National Market under the symbol “LTRX” from our initial public offering on August 4, 2000 through October 22, 2002. On October 23, 2002 our listing was changed to the NASDAQ SmallCap Market, which has since been renamed the NASDAQ Capital Market. The number of holders of record of our common stock as of August 31, 2011 was approximately 51. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock:

	High	Low
Year Ended June 30, 2011
First Quarter	$4.27	$3.08
Second Quarter	4.00	2.91
Third Quarter	4.06	3.39
Fourth Quarter	4.00	2.47

Year Ended June 30, 2010
First Quarter	$4.38	$2.16
Second Quarter	3.84	2.76
Third Quarter	3.96	3.14
Fourth Quarter	4.80	3.58

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

Recent Sales of Unregistered Securities

We did not repurchase any of our common stock during the fourth fiscal quarter of 2011. Since July 1, 2008, we have not issued any unregistered securities.

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

Fiscal Year 2011 Financial Highlights and Other Information

A summary of the key factors and significant events which impacted our financial performance during the fiscal year ended June 30, 2011 are as follows:

•
As reported on Form 8-K dated June 24, 2011, we substantially completed the independent investigation of certain allegations asserted by a director of Lantronix.  For the fiscal year ending June 30, 2011, we had incurred approximately $2.1 million of expenses related to the investigation and estimate that we could incur an additional $250,000 of expenses in the first quarter of fiscal 2012 related to activities associated with concluding the investigation.

•
Also reported on Form 8-K dated June 24, 2011, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) resigned and entered into separation agreements with Lantronix.  As a result of the separation agreements, we recorded approximately $862,000 of expenses as of June 30, 2011, related to severance and benefits that will be paid according to the terms of the respective agreements.  In addition, we will incur approximately $150,000 of expenses in the first quarter of fiscal 2012 related to consulting services per the terms of the separation agreements.

•
Net revenues were $49.3 million for the fiscal year ended June 30, 2011, an increase of $2.9 million, or 6.4%, compared to $46.4 million for the fiscal year ended June 30, 2010. The overall increase in net revenues was primarily the result of a $2.5 million, or 6.8%, increase in our device enablement product lines and a $671,000, or 8.0%, increase in our device management product lines; offset by a $237,000, or 26.5%, decrease in our non-core product lines.

•
During fiscal 2011, we renegotiated agreements with certain distributors as part of an initiative to optimize the sales channel.  These new agreements removed stock rotation and price protection terms, which previously caused the Company to recognize revenue on a sell through basis as opposed to upon shipment. A majority of these customers were redirected to purchase through large Lantronix distributors located in their respective regions. The result of these changes was the recognition of revenue during the second and third fiscal quarters that would have otherwise been deferred to the third and fourth fiscal quarters. These customers are no longer required to provide sell through reports and the majority of these customers are now buying from other Lantronix distributors (whose revenue is recognized on a sell-through basis by Lantronix) and not directly through Lantronix.  The net impact of these changes to revenue in the current fiscal year is not practically determinable. It should be noted that the Company has not changed its revenue recognition policy as revenue is still recognized on a sell-through basis for those customers with stock rotation and price protection terms.

•
Gross profit as a percentage of net revenues was 49.5% for the fiscal year ended June 30, 2011 as compared to 52.0% for the fiscal year ended June 30, 2010.  The decrease in gross profit percentage was due to an increase in inventory reserve expenses related to slow moving products and excess materials for end of life products, an increase in warranty expenses as a result of a specific product issue and product mix as a result of certain lower margin products increasing as a percentage of revenue.

•
Operating expenses were $29.5 million for the fiscal year ended June 30, 2011, an increase of $4.1 million, as compared to $25.4 million for the fiscal year ended June 30, 2010. The increase in operating expenses for the fiscal year ended June 30, 2011 was due to $2.1 million of expenses related to the investigation, $561,000 of expenses related to the contested proxy that was settled in November of 2010, $862,000 of expenses related to the separation of the former CEO and CFO in June of 2011 and an increase in personnel-related expenses due to the suspension of a Company-wide furlough program in the equivalent period one year ago and in increase in outside services related to development projects for upcoming product releases.

•
Net loss was $5.3 million, or $0.51 per basic and diluted share, for the fiscal year ended June 30, 2011, as compared to $1.5 million, or $0.15 per basic and diluted share, for the fiscal year ended June 30, 2010.  Net loss for the fiscal year ended June 30, 2011 included $2.1 million of expenses related to the investigation, $561,000 of expenses related to the contested proxy that was settled in November of 2010 and $862,000 of expenses related to the separation of the former CCEO and CFO in June of 2011.

•
Cash and cash equivalents were $5.8 million as of June 30, 2011 as compared to $10.1 million as of June 30, 2010.  The decrease in cash is mainly due to payments associated with the increase in inventory and payments of expenses related to the contested proxy and investigation.

•
Net accounts receivable were $2.9 million as of June 30, 2011 as compared to $1.3 million as of June 30, 2010. Annual days sales outstanding (“DSO”) in receivables were 16 days for the fiscal year ended June 30, 2011 as compared to 13 days for the fiscal year ended June 30, 2010. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped to distributors).  The increase in net accounts receivable was mainly due to renegotiating agreements with certain distributors  as part of an initiative to optimize our sales channel as discussed in detail above.  The impact to net accounts receivable was a lower deferred revenue balance which is recorded as an offset to accounts receivable.

•
Net inventories were $9.2 million as of June 30, 2011 as compared to $6.9 million as of June 30, 2010. Annual inventory turns were 3.1 for the fiscal year ended June 30, 2011 as compared to 3.3 for the fiscal year ended June 30, 2010.  The increase in inventory was due to an increase in safety stock of certain products to ensure the on-time fulfillment of customer demand as well as an increase in the SLS Spider product family inventory as a result of lower than forecasted demand.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

                In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

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

We perform goodwill impairment tests on an annual basis, and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill impairment testing requires us to compare the fair value of our one reporting unit to its carrying amount, including goodwill, and record an impairment charge if the carrying amount of a reporting unit exceeds its estimated fair value. The determination of the reporting unit’s fair value requires significant judgment and is based on management’s best estimate, which generally uses valuation techniques based on multiples of revenue for similar companies and the Company’s market capitalization. In addition, management may consider the reporting unit’s expected future earnings. If actual results are not consistent with our assumptions and judgments used in estimating fair value, we may be exposed to goodwill impairment losses. As of April 1, 2011, the fair value of the reporting unit was estimated to be $39.7 million based upon the Company’s market capitalization compared to the reporting unit’s carrying amount, including goodwill, of $18.1 million. As of June 30, 2011 we have $9.5 million of goodwill reflected in our consolidated balance sheet.

We evaluate purchased intangible assets when indicators of impairment, such as reductions in demand or significant economic slowdowns, are present. Reviews are performed to determine whether the carrying values of these assets are impaired based on a comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the expected future cash flows using a discount rate based upon our weighted average cost of capital is used to estimate the fair value of the assets. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenues, the remaining estimated economic lives of the products and technologies, or both, could differ from those used to assess the recoverability of our purchased intangible assets. In the event they are lower, additional impairment charges or shortened useful lives of certain purchased intangible assets could be required. As of June 30, 2011, we have approximately $54,000 of purchased intangible assets reflected in our consolidated balance sheet.

Results of Operations

Fiscal Years Ended June 30, 2011 and 2010

Net Revenue by Product Line

The following table presents net revenue by product line:

	Years Ended June 30,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$39,608	80.3%	$37,096	80.0%	$2,512	6.8%
Device management	9,055	18.4%	8,384	18.1%	671	8.0%
Device networking	48,663	98.7%	45,480	98.1%	3,183	7.0%
Non-core	658	1.3%	895	1.9%	(237)	(26.5%	)
Net revenue	$49,321	100.0%	$46,375	100.0%	$2,946	6.4%

The overall increase in net revenues was the result of an increase in net revenue from our device enablement and device management product lines, partially offset by a decrease in net revenue from our non-core product lines. The increase in net revenue from our device enablement product line was due to an increase in unit sales of some of our embedded device enablement products, in particular our XPort, XPort Pro, ASIC, MatchPort and WiPort product families, partially offset by a decrease in unit sales of some of our external device enablement products, in particular our WiBox, UBox and MSS product families, offset by an increase in our EDS product family.  The increase in net revenue from our device management product line was due to an increase in unit sales of our SLS Spider, SLB and SCS product families, partially offset by a decrease in sales of our SLC product family.

Net Revenues by Geographic Region

The following table presents net revenues by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Americas	$25,648	52.0%	$26,111	56.3%	$(463)	(1.8%	)
EMEA	15,370	31.2%	12,953	27.9%	2,417	18.7%
Asia Pacific	8,303	16.8%	7,311	15.8%	992	13.6%
Net revenue	$49,321	100.0%	$46,375	100.0%	$2,946	6.4%

The Europe, Middle East and Africa (the “EMEA”) and Asia Pacific geographic regions primarily contributed to the increase in net revenues for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010, partially offset by a decrease in the Americas. The increase in net revenue from the EMEA region was mainly due to an increase in unit sales of our device enablement product lines, in particular our XPort, XPort Pro, ASIC, MICRO, Xpress and EDS product families, partially offset by a decrease in our WiPort and UBox product families.  The increase in net revenue in the Asia Pacific region was due to an increase in unit sales of our device management product lines, in particular our SLS and SLC product families, as well as an increase in our device enablement product lines, in particular our XPort Pro, MICRO. MatchPort and WiPort product families, partially offset by a decrease in sales of our XPort product family.

Net Revenues by Significant Customer

The following table presents net revenues by significant customer and a related party as a percentage of net revenues:

	Years Ended June 30,
	2011	2010

Top five customers (1)(2)	41%	39%
Ingram Micro	14%	10%
Tech Data	7%	11%
Related parties	2%	1%

(1) Includes Ingram Micro and Tech Data.
(2) All top five customers are distributors

Two international customers, Lynx (former transtec AG) and barix AG, are related parties due to common ownership by our largest stockholder and Lantronix director, Bernhard Bruscha.

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

The following table presents gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2011	Revenues	2010	Revenues	$	%
	(In thousands, except percentages)
Gross profit	$24,414	49.5%	$24,118	52.0%	$296	1.2%

In order of significance, the decrease in gross profit percentage was due to (i) an increase in inventory reserve expenses in the current year mainly as a result of excess materials for end of life products, (ii) an increase in warranty expenses as a result of a specific product issue and (iii) product mix as a result of certain lower margin products increasing as a percentage of sales.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising and professional legal and accounting fees.

The following table presents selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$11,293		$10,135		$1,158	11.4%
Professional fees and outside services	4,679		2,054		2,625	127.8%
Advertising and marketing	1,940		2,099		(159)	(7.6%	)
Facilities	1,149		1,214		(65)	(5.4%	)
Share-based compensation	1,114		1,380		(266)	(19.3%	)
Depreciation	661		622		39	6.3%
Bad debt expense (recovery)	27		(7)		34	(485.7%	)
Other	1,510		1,538		(28)	(1.8%	)
Selling, general and administrative	$22,373	45.4%	$19,035	41.0%	$3,338	17.5%

In order of significance, the increase in selling, general and administrative expense for the fiscal year ended June 30, 2011, as compared to the fiscal year ended June 30, 2010 was primarily due to: (i) an increase in professional fees and outside services due to the $2.1 million of expenses related to the investigation and $561,000 of expenses related to the contested proxy and (ii) an increase in personnel-related expenses due to separation expenses of $862,000 related to the departure of the former Chief Executive Officer and Chief Financial Officer, partially offset by (iii) a decrease in advertising and marketing expenses as a result of cost saving efforts and (iv) a decrease in share-based compensation due to the timing of stock option amortization.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,610		$4,027		$583	14.5%
Facilities	997		1,096		(99)	(9.0%	)
Professional fees and outside services	677		365		312	85.5%
Share-based compensation	293		478		(185)	(38.7%	)
Depreciation	42		56		(14)	(25.0%	)
Other	414		316		98	31.0%
Research and development	$7,033	14.3%	$6,338	13.7%	$695	11.0%

The increase in research and development expenses for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010 was primarily due to: (i) an increase in personnel-related expenses due to the suspension of a Company-wide furlough program in the equivalent period one year ago and (ii) an increase in professional fees and outside services related to development projects for upcoming product releases; partially offset by (iii) a decrease in share-based compensation due to the timing of stock option amortization and (iv) a decrease in facility related expenses as a result of cost saving efforts. Research and development expenses could increase in future periods as we continue to invest in new development efforts.

Interest Expense, Net

The following table presents interest expense, net:

	Years Ended June 30,
		% of Net			% of Net		Change
	2011	Revenues		2010	Revenues		$	%
	(In thousands, except percentages)
Interest expense, net	$(123)	(0.2%	)	$(149)	(0.3%	)	$26	(17.4%	)

The change in interest expense, net, is primarily due to lower interest expenses related to capital leases in the current year.

Other Expense, Net

The following table presents other expense, net:

	Years Ended June 30,
		% of Net			% of Net		Change
	2011	Revenues		2010	Revenues		$	%
	(In thousands, except percentages)
Other expense, net	$(28)	(0.1%	)	$(19)	(0.0%	)	$(9)	47.4%

The change in other expense, net, is primarily due to foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

Provision for Income Taxes

The following table presents the income tax provision:

	Years Ended June 30,
		% of Net		% of Net	Change
	2011	Revenues	2010	Revenues	$	%
	(In thousands, except percentages)
Provision for income taxes	$56	0.1%	$24	0.1%	$32	133.3%

The following table presents our effective tax rate based upon our income tax provision:

	Years Ended June 30,
	2011		2010

Effective tax rate	(1.1%	)	(1.6%	)

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

As a result of our cumulative losses, we provided a full valuation allowance against our net deferred tax assets for the fiscal years ended June 30, 2011 and 2010. The following table summarizes our net operating loss (“NOL”) carryovers:

June 30,
2011
(In thousands)
Federal	$84,188
State	$61,437

Our NOL carryovers for federal and state income tax purposes begin to expire in fiscal years 2021 and 2013, respectively. At June 30, 2011, our fiscal 2003 through fiscal 2010 tax years remain open to examination by Federal, state, and foreign taxing authorities. However, we have NOLs beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

Liquidity and Capital Resources

Liquidity

Since inception through fiscal 2011, we have financed our operations primarily through the issuance of common stock, a term loan and operating activities.

The following table presents details of our working capital and cash:

	June 30,		Increase
	2011	2010	(Decrease)
	(In thousands)
Working capital	$5,222	$7,623	$(2,401)
Cash and cash equivalents	$5,836	$10,075	$(4,239)

In order of significance, our working capital as of June 30, 2011 decreased, as compared to June 30, 2010 primarily due to: (i) a decrease in cash as a result of payments related to the investigation, proxy contest and inventory and (ii) an increase in accounts payable as a result of the increase in inventory and the timing of cash payments to vendors.

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

In September 2010, we entered into an Amendment to the Loan and Security Agreement (the “Loan Agreement”), which provides for a two-year $4.0 million maximum revolving line (the “Revolving Line”) with a three-year $2.0 million term loan (the “Term Loan”). Per the Loan Agreement, the proceeds from the Term Loan were used to pay the balance of $611,000 outstanding on the term loan that was made under the original agreement in 2008. The Term Loan was funded on September 28, 2010 and is payable in 36 equal monthly installments of principal and accrued interest. There are no borrowings outstanding on the Revolving Line as of year end.

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

The Company failed to meet the minimum tangible net worth covenant for the months of May and June in fiscal 2011.  On August 18, 2011, we entered into an amendment (“Amendment”) to the Loan Agreement. The Amendment provided for (1) a limited waiver to the minimum tangible net worth financial covenant, (2) a modification of the minimum tangible net worth financial covenant, and (3) a modification to the interest rate such that the interest will accrue at a per annum rate equal to 2.50 percentage points above the prime rate, payable monthly. If the Company achieves two consecutive fiscal quarters of earnings before interest, taxes, depreciation and amortization (“EBITDA”) greater than $1.00 (commencing with the fiscal quarter ending September 30, 2011), and only for so long as the Company maintains EBITDA greater than $1.00 at the end of each subsequent fiscal quarter, the interest shall accrue at a per annum rate equal to 1.50 percentage point above the Prime Rate, payable monthly.

The following table presents the balance outstanding on the Term Loan, our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, and security deposits:

	June 30,
	2011	2010
	(In thousands)
Term Loan	$1,500	$778
Available borrowing capacity	$2,302	$1,031
Outstanding letters of credit	$84	$343

As of June 30, 2011, approximately $339,000 of our cash was held in foreign subsidiary bank accounts. This cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign location board of directors.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Net loss	$(5,271)	$(1,519)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:	2,992	2,720
Changes in operating assets and liabilities:
Accounts receivable	(1,594)	516
Inventories	(2,455)	(202)
Contract manufacturers' receivable	379	(360)
Prepaid expenses and other current assets	(140)	(36)
Other assets	(90)	(13)
Accounts payable	1,808	924
Accrued payroll and related expenses	422	149
Warranty reserve	85	(41)
Restructuring reserve	-	(76)
Other liabilities	(280)	560
Cash received related to tenant incentives	32	290
Net cash (used in) provided by operating activities	(4,112)	2,912
Net cash used in investing activities	(413)	(860)
Net cash provided by (used in) financing activities	212	(1,070)
Effect of foreign exchange rate changes on cash	74	(44)
Increase (decrease) in cash and cash equivalents	$(4,239)	$938

Operating activities used cash during the fiscal year ended June 30, 2011. This was the result of a net loss and cash used by operating assets and liabilities, offset by non-cash operating expenses.  Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash used by operating activities included: (i) an increase in inventories due to an increase in safety stock of certain products to ensure the on-time fulfillment of customer demand as well as an increase in the SLS Spider product family inventory as a result of lower than forecasted demand and (ii) an increase in accounts receivable as a result of lower deferred revenue balance which is recorded as a contra to accounts receivable due to the renegotiating agreements with certain distributors  as part of an initiative to optimize its sales channel; offset by an increase in accounts payable as a result of the increase in inventory and expenses related to the investigation.

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

Investing activities used cash during the fiscal years ended June 30, 2011 and 2010. This was due to the purchase of property and equipment.

Financing activities provided cash during the fiscal year ended June 30, 2011. This was due to (i) proceeds from the amended term loan and (ii) proceeds from the sale of common shares through employee stock option exercises; offset by (iii) payments related to the Term Loan, (iv) payments on capital lease obligations and (v) minimum tax withholding paid on behalf of employees related to the vesting of restricted shares.

Financing activities used cash during the fiscal year ended June 30, 2010. This was due to (i) payments on the term loan, (ii) payments of capital lease obligations and (iii) minimum tax withholding paid on behalf of employees related to the vesting of restricted shares.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2011 and 2010.

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

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the fiscal quarter that ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f). Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the effectiveness of our internal control processes over the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal controls over financial reporting as of June 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2011, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.                  OTHER INFORMATION

None.

PART III

Certain information required by Part III is included in our 2011 Definitive Proxy Statement (or “Proxy Statement) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under “Election of Directors” and “Other Information — Related Party Transactions” in the Proxy Statement and is incorporated herein by reference.

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

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express an opinion thereon. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lantronix, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Irvine, California
September 15, 2011

LANTRONIX, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

	June 30,	June 30,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$5,836	$10,075
Accounts receivable (net of allowance for doubtful accounts of $102 and $93 at June 30, 2011 and 2010, respectively)	2,908	1,342
Inventories, net	9,160	6,873
Contract manufacturers' receivable	636	1,015
Prepaid expenses and other current assets	605	515
Deferred tax assets	569	542
Total current assets	19,714	20,362

Property and equipment, net	1,761	2,392
Goodwill	9,488	9,488
Purchased intangible assets, net	54	155
Other assets	175	135
Total assets	$31,192	$32,532

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$8,358	$6,545
Accrued payroll and related expenses	2,000	1,568
Warranty reserve	268	183
Short-term debt	667	667
Other current liabilities	3,199	3,776
Total current liabilities	14,492	12,739
Non-Current Liabilities:
Long-term liabilities	550	646
Long-term capital lease obligations	45	153
Long-term debt	833	111
Deferred tax liabilities	569	542
Total non-current liabilities	1,997	1,452
Total liabilities	16,489	14,191

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 10,549,852 and 10,322,597 shares issued and outstanding at June 30, 2011 and 2010, respectively	1	1
Additional paid-in capital	192,780	191,147
Accumulated deficit	(178,477)	(173,206)
Accumulated other comprehensive income	399	399
Total stockholders' equity	14,703	18,341
Total liabilities and stockholders' equity	$31,192	$32,532

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended June 30,
	2011	2010
Net revenue (1)	$49,321	$46,375
Cost of revenue	24,907	22,257
Gross profit	24,414	24,118
Operating expenses:
Selling, general and administrative	22,373	19,035
Research and development	7,033	6,338
Amortization of purchased intangible assets	72	72
Total operating expenses	29,478	25,445
Loss from operations	(5,064)	(1,327)
Interest expense, net	(123)	(149)
Other expense, net	(28)	(19)
Loss before income taxes	(5,215)	(1,495)
Provision for income taxes	56	24
Net loss	$(5,271)	$(1,519)

Net loss per share (basic and diluted)	$(0.51)	$(0.15)

Weighted average shares (basic and diluted)	10,434	10,276

(1) Includes net revenue from related parties	$942	$642

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2009	10,090,088	$1	$189,584	$(171,687)	$426	$18,324
Shares issued pursuant to stock awards, net	232,509	-	158	-	-	158
Minimum tax withholding paid on behalf of employees for restricted shares	-	-	(263)	-	-	(263)
Share-based compensation	-	-	1,668	-	-	1,668
Components of comprehensive loss:
Translation adjustments	-	-	-	-	(27)	(27)
Net loss	-	-	-	(1,519)	-	(1,519)
Comprehensive loss	-	-	-	-	-	(1,546)
Balance at June 30, 2010	10,322,597	1	191,147	(173,206)	399	$18,341
Shares issued pursuant to stock awards, net	227,255	-	480	-	-	480
Minimum tax withholding paid on behalf of employees for restricted shares	-	-	(295)	-	-	(295)
Share-based compensation	-	-	1,448	-	-	1,448
Components of comprehensive loss:
Net loss	-	-	-	(5,271)	-	(5,271)
Comprehensive loss	-	-	-	-	-	(5,271)
Balance at June 30, 2011	10,549,852	$1	$192,780	$(178,477)	$399	$14,703

See accompanying notes.

LANTRONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2011	2010
Operating activities
Net loss	$(5,271)	$(1,519)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	1,603	1,901
Depreciation	1,042	908
Provision (recovery) for inventories	167	(192)
Provision for officer loan	52	-
Amortization of purchased intangible assets	101	110
Provision (recovery) for doubtful accounts	27	(7)
Changes in operating assets and liabilities:
Accounts receivable	(1,594)	516
Inventories	(2,455)	(202)
Contract manufacturers' receivable	379	(360)
Prepaid expenses and other current assets	(140)	(36)
Other assets	(90)	(13)
Accounts payable	1,808	924
Accrued payroll and related expenses	422	149
Warranty reserve	85	(41)
Restructuring reserve	-	(76)
Other liabilities	(280)	560
Cash received related to tenant incentives	32	290
Net cash (used in) provided by operating activities	(4,112)	2,912
Investing activities
Purchases of property and equipment, net	(413)	(860)
Net cash used in investing activities	(413)	(860)
Financing activities
Minimum tax withholding paid on behalf of employees for restricted shares	(295)	(263)
Proceeds from term loan	2,000	-
Payment of term loan	(1,277)	(667)
Net proceeds from issuances of common stock	93	159
Payment of capital lease obligations	(309)	(299)
Net cash provided by (used in) financing activities	212	(1,070)
Effect of foreign exchange rate changes on cash	74	(44)
Increase (decrease) in cash and cash equivalents	(4,239)	938
Cash and cash equivalents at beginning of period	10,075	9,137
Cash and cash equivalents at end of period	$5,836	$10,075

Supplemental disclosure of cash flow information
Interest paid	$121	$154
Income taxes paid	$33	$27
Shares of common stock issued to settle performance bonus awards	$387	$-

See accompanying notes.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

The Company has incurred losses from operations and has reported negative operating cash flows. As of June 30, 2011, the Company had an accumulated deficit of $178.5 million and cash and cash equivalents of $5.8 million. The Company believes that its existing cash and cash equivalents, and any cash generated from operations, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months. Long-term the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. At June 30, 2011, approximately $2.8 million of the Company’s net tangible assets (primarily inventory held at our third party logistics provider in Hong Kong and cash held in foreign bank accounts) were located outside of the U.S. Such assets are unrestricted with regard to foreign liquidity needs, however, the ability of the Company to utilize such assets to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign location board of directors.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The industry in which the Company operates is characterized by rapid technological change and short product life cycles. As a result, estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, sales returns and allowances, inventory reserves, allowance for officer loans, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances and warranty reserves. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011

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

The following table presents our hardware and non-hardware sales as a percentage of total net revenue:

	Years Ended June 30,
	2011	2010

Hardware	99%	99%
Non-hardware	1%	1%
Total net revenue	100%	100%

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, contract manufacturers’ receivable, accounts payable, accrued liabilities and long-term debt. The Company believes all of the financial instruments’ recorded values approximate current values because of the nature and short duration of these instruments.  The fair value of long-term debt approximates its carrying value because the related effective rates of interest approximate current market rates available to us for debt with similar terms and similar remaining maturities.

Foreign Currency Translation

The functional currency for all foreign subsidiaries is currently the U.S. dollar. Non-monetary and monetary foreign currency assets and liabilities are valued in U.S. dollars at historical and end-of-period exchange rates, respectively. Revenue and expenses are translated at average exchange rates in effect during each period. Exchange gains and losses from foreign currency transactions and translations are recognized in the consolidated statements of operations. Translation adjustments for foreign subsidiaries whose functional currency was previously the local currency are suspended in accumulated other comprehensive income (loss).

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011
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

During the fourth fiscal quarters ended June 30, 2011 and 2010, the Company completed its annual goodwill impairment tests and determined that no impairment was indicated as the reporting unit’s estimated fair value exceeded its carrying amount. As of April 1, 2011, the fair value of the reporting unit was estimated to be $39.7 million based upon the Company’s market capitalization compared to the reporting unit’s carrying amount of $18.1 million.

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

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011

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

Financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a more likely than not likelihood of being realized upon ultimate settlement with a taxing authority. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

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

Accumulated Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2011 and 2010.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011

Segment Information

The Company has one operating and reportable segment, networking and Internet connectivity.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s financial statements.

                In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s financial statements.

2.           Supplemental Financial Information

Inventories

The following table presents details of the Company’s inventories:

	June 30,
	2011	2010
	(In thousands)
Finished goods	$6,475	$4,258
Raw materials	1,912	1,390
Inventory at distributors *	1,436	1,924
Large scale integration chips **	714	516
Inventories, gross	10,537	8,088
Reserve for excess and obsolete inventory	(1,377)	(1,215)
Inventories, net	$9,160	$6,873

* Balance represents finished goods held by distributors
** This item is sold individually and embedded into the Company's products.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011

Property and Equipment

The following table presents details of the Company’s property and equipment:

	June 30,
	2011	2010
	(In thousands)
Computer and office equipment	$3,356	$3,323
Furniture and fixtures	862	874
Production and warehouse equipment	1,799	1,581
Construction-in-progress	99	-
Property and equipment, gross	6,116	5,778
Less accumulated depreciation	(4,355)	(3,386)
Property and equipment, net	$1,761	$2,392

The following table presents details of property and equipment recorded in connection with capital lease obligations:

	June 30,
	2011	2010
	(In thousands)
Property and equipment	$446	$526
Less accumulated depreciation	(317)	(266)
Total	$129	$260

The following table presents details of the unamortized costs capitalized as internal use software included in construction-in-progress and computer and office equipment:

	June 30,
	2011	2010
	(In thousands)
Capitalized internal use software	$403	$786

The following table presents the details of depreciation of capitalized internal use software:

	Years Ended June 30,
	2011	2010
	(In thousands)
Depreciation of capitalized internal use software	$400	$358

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011

Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets:

		June 30, 2011			June 30, 2010
	Useful
	Lives		Accumulated			Accumulated
	in Years	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)
Existing technology	1 - 5	$7,259	$(7,259)	$-	$7,259	$(7,231)	$28
Patent/core technology	6	839	(785)	54	839	(712)	127
Total purchased intangible assets		$8,098	$(8,044)	$54	$8,098	$(7,943)	$155

Warranty Reserve

The following table presents details of the Company’s warranty reserve:

	June 30,
	2011	2010
	(In thousands)
Beginning balance	$183	$224
Charged to cost of revenues	288	84
Usage	(203)	(125)
Ending balance	$268	$183

Other Liabilities

The following table presents details of the Company’s other liabilities:

	June 30,
	2011	2010
	(In thousands)
Current
Customer deposits and refunds	$1,047	$1,829
Deferred revenue	178	174
Capital lease obligations	100	301
Taxes payable	211	205
Other	1,663	1,267
Total other current liabilities	$3,199	$3,776

Long-term
Deferred rent	$250	$288
Severance accrual	153	-
Deferred revenue	147	124
Performance bonus	-	234
Total other long-term liabilities	$550	$646

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011

Advertising Expenses

The following table presents details of the Company’s advertising expenses:

	Years Ended June 30,
	2011	2010
	(In thousands)
Advertising expenses	$390	$511

Interest Expense

The following table presents details of the Company’s interest expense:

	Years Ended June 30,
	2011	2010
	(In thousands)
Interest expense	$123	$150

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net loss per share:

	Years Ended June 30,
	2011	2010
	(In thousands, except per share data)
Numerator:
Net loss	$(5,271)	$(1,519)

Denominator:
Weighted-average shares outstanding	10,541	10,568
Less: Unvested common shares outstanding	(107)	(292)
Weighted average shares (basic and diluted)	10,434	10,276

Net loss per share (basic and diluted)	$(0.51)	$(0.15)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2011	2010
	(In thousands)
Common stock equivalents	826	1,232

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2011	2010
	(In thousands)
Non-cash acquisition of property and equipment	$-	$208

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

Due to the decline in the Company’s stock price during fiscal 2011, the Company reduced the carrying amount of the former director’s loan to the fair value of the collateralized shares as of June 30, 2011 which resulted in a $52,000 charge to other expense.

4.           Line of Credit and Term Loan

Line of Credit

In September 2010, the Company entered into an Amendment to the Loan and Security Agreement (the “Loan Agreement”), which provides for a two-year $4.0 million maximum revolving line (the “Revolving Line”) with a three-year $2.0 million term loan (the “Term Loan”). Per the Loan Agreement, the proceeds from the Term Loan were used to pay the balance of $611,000 outstanding on the term loan that was made under the original agreement in 2008. The Term Loan was funded on September 28, 2010 and is payable in 36 equal monthly installments of principal and accrued interest. There are no borrowings outstanding on the Revolving Line as of June 30, 2011.

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

The Company failed to meet the minimum tangible net worth covenant for the months of May and June in fiscal 2011.  On August 18, 2011, the Company entered into an amendment (“Amendment”) to the Loan Agreement. The Amendment provided for (1) a limited waiver to the minimum tangible net worth financial covenant, (2) a modification of the minimum tangible net worth financial covenant, and (3) a modification to the interest rate such that the interest will accrue at a per annum rate equal to 2.50 percentage points above the Prime Rate, payable monthly. If the Company achieves two consecutive fiscal quarters of EBITDA greater than $1.00 (commencing with the fiscal quarter ending September 30, 2011), and only for so long as the Company maintains EBITDA greater than $1.00 at the end of each subsequent fiscal quarter, the interest shall accrue at a per annum rate equal to 1.50 percentage point above the Prime Rate, payable monthly.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011

Availability under the Line of Credit

The following table presents the Company’s available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, and security deposits:

	June 30,
	2011	2010
	(In thousands)
Term Loan	$1,500	$778
Available borrowing capacity	$2,302	$1,031
Outstanding letters of credit	$84	$343

5.           Stockholders’ Equity

Share-Based Plans

As reported in Form 8-K dated June 24, 2011, as a result of the findings of the independent investigation of certain allegations asserted by a director of the Company, it was determined that certain grants to the former Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) exceeded the annual limitation on the numbers of stock options that could be granted to an individual in a single year contained in the Company’s 2000 Stock Plan and therefore were invalid (the “invalid options”).  As a result, the Company removed the total of 121,124 invalid stock options from the balance of outstanding stock options as of June 30, 2010 and 2011.  It was determined that the former CEO and CFO most likely had a valid compensation claim against the Company due to the fact that the grants were approved in fiscal 2010 by the Compensation Committee of the Company and the executives continued to provide services based upon an expectation that valid awards had been granted. As such, the shared-based compensation expense related to the original awards was properly charged to expenses as previously presented in the Company’s financial statements. Effective upon their resignation, the former CEO and CFO relinquished any and all rights to the invalid option grants as part of their respective separation agreements signed in June of 2011.  Accordingly, the previously recognized expense of approximately $149,000 was reversed in June 2011.

As part of the separation agreements with the former CEO and CFO discussed above, their outstanding share based awards, other than the invalid options, were modified to increase the post-termination exercise period for all outstanding stock options and to accelerate and fully vest all outstanding unvested share based awards.  The modifications resulted in a charge to share based compensation of approximately $126,000 in June of 2011.

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

No income tax benefit was realized from activity in the Company’s share-based plans during the fiscal years ended June 30, 2011 and 2010.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011

The following table presents a summary of share-based compensation by functional line item:

	Years Ended June 30,
	2011	2010
	(In thousands)
Cost of revenues	$63	$43
Selling, general and administrative	1,114	1,380
Research and development	426	478
Total share-based compensation	$1,603	$1,901

The following table presents a summary of share-based compensation for the Company’s share-based plans:

	Years Ended June 30,
	2011	2010
	(In thousands)
Stock options	$1,089	$1,319
Restricted stock	359	349
Performance Plan	155	233
Total share-based compensation	$1,603	$1,901

The following table presents a summary of remaining unrecognized share-based compensation expense for the Company’s share-based plans as of June 30, 2011:

	Remaining	Weighted-
	Unrecognized	Average
	Compensation	Remaining
Vesting Condition	Cost	Years To Vest
	(In thousands)
Stock Option Awards:
Service based	$1,031
All stock option awards	$1,031	2.7

Restricted Stock Awards:
Service based	$200
All restricted stock awards	$200	1.2

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

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011

The fair value of options granted was estimated using the following weighted-average assumptions for all of the Company’s stock option plans:

	Years Ended June 30,
	2011	2010
Expected term (in years)	4.92	6.21
Expected volatility	0.79	0.80
Risk-free interest rate	1.96%	2.77%
Dividend yield	0.00%	0.00%

The following table presents a summary of option activity under all of the Company’s stock option plans:

		Weighted-Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands, except share and per share data)
Balance at June 30, 2010	1,769,215	$4.85
Options granted	436,363	3.46
Options forfeited	(204,528)	3.55
Options expired	(148,651)	7.26
Options exercised	(34,411)	2.70
Balance at June 30, 2011	1,817,988	$4.50	6.7	$84
Vested or expected to vest at June 30, 2011	1,716,222	$4.59	6.7	$76
Options exercisable at June 30, 2011	1,147,998	$5.43	6.2	$22

The following table presents a summary of option grant-date fair value and intrinsic value information for all of the Company’s stock option plans:

	Years Ended June 30,
	2011	2010
	(In thousands,
	except per share data)
Weighted-average grant-date fair value per share	$2.20	$1.95
Intrinsic value of options exercised	$26	$38

Nonvested Share Awards

The following table presents a summary of the activity for all of the Company’s nonvested shares:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Balance of nonvested shares at June 30, 2010	291,646	$3.16
Granted	-	-
Forfeited	(24,804)	3.00
Vested	(159,957)	3.25
Balance of nonvested shares at June 30, 2011	106,885	$3.06

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011

The following table presents a summary of the total fair value of shares vested for all of the Company’s nonvested share awards:

	Years Ended June 30,
	2011	2010
	(In thousands)
Fair value of shares vested	$540	$443

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

A lattice model was used to estimate the fair value and expected life for the market-based option awards.  The following table presents a summary of option activity for the Company’s market-based option awards:

		Weighted-Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands, except share and per share data)
Balance at June 30, 2010	382,790	$4.74
Options granted	-	-
Options forfeited	(22,352)	5.06
Options expired	(33,530)	5.06
Options exercised	-	-
Balance at June 30, 2011	326,908	$4.69	6.7	$-
Vested or expected to vest at June 30, 2011	326,908	$4.69	6.7	$-
Options exercisable at June 30, 2011	326,908	$4.69	6.7	$-

The fair value of market-based nonvested shares was determined upon the closing trading price of the Company’s shares on the grant date. A lattice model was used to estimate the expected life for the market-based nonvested shares. The following table presents a summary of the activity for the Company’s market-based nonvested shares:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Balance of nonvested shares at June 30, 2010	6,666	$4.98
Granted	-	-
Forfeited	-	-
Vested	(6,666)	4.98
Balance of nonvested shares at June 30, 2011	-	$-

Performance-Based Share Awards

The board of directors approved Performance Plans for the fiscal years ended June 30, 2010 and June 30, 2011, respectively, to be paid in all or part of vested common shares if minimum revenue, non-GAAP income and management objectives were met.  Included in long-term liabilities on the consolidated balance sheet as of June 30, 2010 was $234,000 that was settled by the issuance of 44,528 fully vested common shares in September of 2010.  In February of 2011, 24,279 fully vested common shares were issued to settle a $155,000 bonus liability for the fiscal 2011 first half Performance Plan.  As of June 30, 2011, $102,000 was recorded in accrued payroll and related expenses related to the fiscal 2011 second half Performance Plan which will be settled in cash after the filing of this Form 10-K.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011

6.            401(k) Plan

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

7.            Stock Warrants

During March 2008, the Company issued warrants to purchase approximately 180,000 shares of Lantronix common stock to class action plaintiffs as final consideration for a shareholder settlement liability. The warrants had an exercise price of $28.08 and expired on February 10, 2011.

8.            Litigation

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial position, operating results or cash flows.

9.            Income Taxes

The income tax provision consists of the following components:

	Years Ended June 30,
	2011	2010
	(In thousands)
Current:
Federal	$-	$-
State	11	8
Foreign	45	16
	56	24
Deferred:
Federal	-	-
State	-	-
	-	-
Provision for income taxes	$56	$24

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2011	2010
	(In thousands)
United States	$(5,453)	$(1,581)
Foreign	238	86
Loss before income taxes	$(5,215)	$(1,495)

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2011	2010
	(In thousands)
Deferred tax assets:
Tax losses and credits	$33,149	$33,171
Reserves not currently deductible	3,135	3,245
Deferred compensation	2,389	1,987
Inventory capitalization	839	696
Marketing rights	638	739
Depreciation	70	-
Gross deferred tax assets	40,220	39,838
Valuation allowance	(38,420)	(37,904)
Deferred tax assets, net	1,800	1,934
Deferred tax liabilities:
State taxes	(1,746)	(1,797)
Depreciation	-	(109)
Other	(54)	(28)
Deferred tax liabilities	(1,800)	(1,934)
Net deferred tax assets (liabilities)	$-	$-

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

The following table presents a reconciliation of the income tax provision (benefit) to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2011	2010
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(1,773)	$(510)
Increase (decrease) resulting from:
Permanent differences	49	211
Change in valuation allowance	1,636	199
Deferred compensation	174	135
Foreign tax rate variances	(36)	(13)
Investment in foreign subsidiaries	-	-
Other	6	2
Provision for income taxes	$56	$24

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011

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

June 30,
2011
(In thousands)
Federal	$84,188
State	$61,437

The federal and state NOL carryovers begin to expire in fiscal years 2021 and 2013, respectively. Deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries because such undistributed earnings are expected to be reinvested indefinitely.

The following table summarizes the Company’s liability for uncertain tax position for the year ended June 30, 2011 (in thousands):

Balance as of June 30, 2010	$6,700
Change in balances related to uncertain tax positions	-
Balance as of June 30, 2011	$6,700

At June 30, 2011, the Company had $6.7 million of gross unrecognized tax benefits.  Of the total unrecognized benefits at June 30, 2011, $6.6 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company's valuation allowance of $6.6 million.  To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate.  The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  At June 30, 2011, the Company had approximately $105,000 of accrued interest and penalties related to uncertain tax positions.

At June 30, 2011, the Company's fiscal 2008 through 2011 tax years remain open to examination by the federal taxing jurisdiction and the fiscal 2007 through 2011 tax years remain open to examination by the state taxing jurisdictions.  However, the Company has NOLs beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.  The Company's fiscal 2004 through fiscal 2011 tax years remain open to examination by the foreign taxing authorities.  The Company does not anticipate that the amount of unrecognized tax benefits as of June 30, 2011 will significantly increase or decrease within the next 12 months.

10.           Commitments and Contingencies

Leases

The Company leases office equipment and its office and warehouse facilities under non-cancelable capital and operating leases.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011

The following schedule represents minimum lease payments for all non-cancelable operating and capitalized leases as of June 30, 2011:

	Capital	Operating
Years Ended June 30,	Leases	Leases	Total
		(In thousands)
2012	$114	$826	$940
2013	32	520	552
2014	10	489	499
2015	6	411	417
2016	-	171	171
Thereafter	-	-	-
Total	162	$2,417	$2,579
Amounts representing interest	(17)
Present value of net minimum lease payments	145
Less: capital lease obligations, short-term portion (included in other current liabilities)	100
Capital lease obligations, long-term portion	$45

The following table presents facilities rent expense:

	Years Ended June 30,
	2011	2010
	(In thousands)
Facilities rent expense	$676	$703

11.           Significant Geographic, Product Line, Customer and Supplier Information

The following table presents the Company’s sales within geographic regions as a percentage of net revenue:

	Years Ended June 30,
	2011	2010
Americas	52.0%	56.3%
EMEA	31.2%	27.9%
Asia Pacific	16.8%	15.8%
Total	100.0%	100.0%

The following table presents sales to significant countries as a percentage of net revenue:

	Years Ended June 30,
	2011	2010
U.S.	36%	45%
Germany	17%	15%
Canada	15%	11%

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011

Product Line

The following table presents the Company’s net revenue by product line:

	Years Ended June 30,
	2011	2010
	(In thousands)
Device enablement	$39,608	$37,096
Device management	9,055	8,384
Non-core	658	895
Total net revenues	$49,321	$46,375

Customers

The following table presents sales to the Company’s significant customers and a related party as a percentage of net revenue:

	Years Ended June 30,
	2011	2010

Top five customers (1)(2)	41%	39%
Ingram Micro	14%	10%
Tech Data	7%	11%
Related parties	2%	1%

(1) Includes Ingram Micro and Tech Data.
(2) All top five customers are distributors

No other customer represented more than 10% of the Company’s annual net revenue during these fiscal years. Two international customers, Lynx (former transtec AG) and barix AG, are related parties due to common ownership by the Company’s largest stockholder and Lantronix director, Bernhard Bruscha.

Suppliers

The Company does not own or operate a manufacturing facility. Five independent third-party contract manufacturers located in Asia manufacture substantially all of the Company’s products and two independent third party foundries located in Asia manufacture substantially all of the Company’s large scale integration chips. Any sudden demand for an increased amount of products or sudden reduction or elimination of any existing source or sources of products could result in a material delay in the shipment of the Company’s products. Any problems associated with the manufacturing facilities or the delivery, quality or cost of the Company’s products could have a material adverse effect on the Company’s business, results of operations and financial condition.

12.           Quarterly Financial Data (Unaudited)

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

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2011

	Quarter Ended Fiscal 2011
	Sept 30,		Dec 31,		Mar 31,		June 30,		Total
	(In thousands, except per share data)
Net revenue	$12,192		$12,719		$12,382		$12,028		$49,321
Gross profit	$6,227		$6,278		$6,359		$5,550		$24,414
Net loss	$(678	) (1)	$(579	) (2)	$(399	) (3)	$(3,615	) (4)	$(5,271	) (5)
Basic and diluted net loss per share	$(0.07)		$(0.06)		$(0.04)		$(0.34)		$(0.51	) *

	Quarter Ended Fiscal 2010
	Sep 30,	Dec 31,	Mar 31,	June 30,	Total
	(In thousands, except per share data)
Net revenue	$10,954	$11,478	$12,124	$11,819	$46,375
Gross profit	$5,717	$6,049	$6,352	$6,000	$24,118
Net loss	$(499)	$(375)	$(136)	$(509)	$(1,519)
Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.01)	$(0.05)	$(0.15	) *

* Annual per share amounts may not agree to the sum of the quarterly per share amounts due to differences between average shares outstanding during the periods.

(1) Includes $189,000 of expenses related to the contested proxy.
(2) Includes $372,000 of expenses related to the contested proxy.
(3) Includes $460,000 of expenses related to the investigation.
(4) Includes $1.7 million of expenses related to the investigation and $862,000 of expenses related to the separation of the former Chief Executive Officer and Chief Financial Officer
(5) Includes $2.1 million of expenses related to the investigation, $862,000 of expenses related to the separation of the former Chief Executive Officer and Chief Financial Officer and $561,000 of expenses related to the contested proxy.

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc.	8 – K	001-16027	99.1	07/29/2005
3.2	Amended and Restated Bylaws as amended on July 28, 2005	8 – K	001-16027	99.2	07/29/2005
3.3	Amended and Restated Bylaws of Lantronix, Inc.	10 – Q	001- 16027	3.1	05/14/2009
3.4	Amended and Restated Bylaws	10 – Q	001-16027	3.1	11/12/2009
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8 – K	001-16027	3.10	12/21/2009
4.1	Form of Registrant’s common stock certificate	S – 1, Amend. No. 1	333-37508		06/13/2000
10.1	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers	S – 1, Amend. No. 1	333-37508		06/13/2000
10.2	1993 Stock Option Plan and forms of agreements thereunder	S – 1, Amend. No. 1	333-37508		06/13/2000
10.3	1994 Nonstatutory Stock Option Plan and forms of agreements thereunder	S – 1, Amend. No. 1	333-37508		06/13/2000
10.4	2000 Stock Plan and forms of agreement thereunder	S – 8,	333- 103395	4.1	02/24/2003
10.4.1	Form of Stock Option Agreement	10 – K	001-16027	10.4.1	09/11/07
10.5	Amendment to the 2000 Stock Plan	S – 8	333- 103395	4.2	02/24/2003
10.6	2000 Employee Stock Purchase Plan, amended and restated as of November 18, 2004	S – 8,	333-121000	4.1	12/06/2004
10.7	Employment Agreement between Registrant and Fred Thiel	S – 1	333-37508		05/19/2000
10.8	Employment Agreement between Registrant and Steve Cotton	S – 1	333-37508		05/19/2000
10.9	Employment Agreement between Registrant and Johannes Rietschel	S – 1	333-37508		05/19/2000
10.10	Lease Agreement between Registrant and The Irvine Company	S – 1, Amend. No. 1	333-37508		06/13/2000
10.11	First Amendment to Lease Agreement between Registrant and Irvine Technology Partners III dated as of August 10, 1995	S – 1 Amend. No. 1	333-37508		06/13/2000
10.12	Second Amendment to Lease Agreement between Registrant and Irvine Technology Partners III dated as of July 6, 2000	10 – K	001-16027	10.03	09/28/2000
10.13	Third Amendment to Lease Agreement between Registrant and Irvine Technology Partners dated as of March 16, 2005	8 – K	001-16027	10.04	03/22/2005
10.14	Research and Development Agreement between Registrant and Gordian	S – 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.15	Distributor Contract between Registrant and Tech Data Corporation	S – 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406
10.16	Distributor Contract between Registrant and Ingram Micro Inc.	S – 1, Amend. No. 1	333-37508		06/13/2000
	* Confidential treatment pursuant to Rule 406
10.17	Offer to Exchange Outstanding Options, dated December 19, 2002	Schedule TO	001-16027	99(a)(1)	12/19/2002
10.18	Loan and Security Agreement between Registrant and Silicon Valley Bank dated February 14, 2002	10 – Q	001-16027	10.16	02/14/2002
10.19	Amendment to Loan Documents between Registrant and Silicon Valley Bank dated February 15, 2005	8 – K	001-16027	10.17	02/15/2005
10.20	Letter from Ernst & Young LLP, dated January 21, 2005	8 – K	001-16027	16.1	01/21/2005
10.21	Loan and Security Agreement between Registrant and Silicon Valley Bank dated May 31, 2006.	8 – K	001- 16027		06/02/2006
10.22	Consulting, Severance and Release Agreement effective as of January 22, 2007 between Registrant and James Kerrigan.	8 – K	001- 16027	10.1	04/27/2007
10.23	Severance Agreement effective as of May 15, 2007 between the Registrant and Marc Nussbaum.	8 – K	001- 16027	10.1	06/15/2007
10.24	Severance Agreement effective as of May 15, 2007 between the Registrant and Reagan Sakai.	8 – K	001- 16027	10.1	06/20/2007
10.25	Agreement effective February 19, 2008 between the Registrant and Jerry Chase	8 – K	001- 16027	10.1	02/26/2008
10.26	Amendment to the 2000 Stock Plan	8 – K	001- 16027	10.1	03/06/2008
10.27	Amendment to Loan and Security Agreement between the Registrant Silicon Valley Bank	10 – K	001- 16027	10.27	09/19/2008
10.28	Form of Performance Award Agreement	8 – K	001- 16027	10.1	11/19/2008
10.29	Form of Long-Term Incentive Award Agreement	8 – K	001- 16027	10.2	11/19/2008
10.30	Amendment to Letter Agreement effective as of December 26, 2008 between Registrant and Jerry D. Chase.	10 – Q	001- 16027	10.1	02/13/2009

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.31	Amended and Restated Severance Agreement effective as of December 29, 2008 between Registrant and Reagan Y. Sakai.	10 – Q	001- 16027	10.2	02/13/2009
10.32	Second Amendment to Letter Agreement effective as of February 12, 2009 between Registrant and Jerry D. Chase.	10 – Q	001- 16027	10.3	02/13/2009
10.33	Lease Agreement between Registrant and the Irvine Company, LLC dated September 17, 2009	8 – K	001- 16027	10.1	09/18/2009
10.34	Amendment to 2000 Stock Plan	10 – K	001-16027	10.35	09/28/2009
10.35	Amendment to Loan and Security Agreement	10 – Q	001-16027	10.1	11/8/2010
10.36	2010 Inducement Equity Incentive Plan	10 – Q	001-16027	10.2	11/8/2010
10.37	2010 Inducement Equity Incentive Plan Stock Option Agreement	10 – Q	001-16027	10.3	11/8/2010
10.38	2010 Stock Incentive Plan	10 – Q	001-16027	10.1	02/7/2011

21.1	Subsidiaries of Registrant	10 – K				X
23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP					X
24.1	Power of Attorney (see page II-2)
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of Sarbanes Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lantronix has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 15th day of September, 2011.

LANTRONIX, INC.

By:	/s/ JAMES W. KERRIGAN
JAMES W. KERRIGAN
INTERIM CHIEF FINANCIAL OFFICER

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James W. Kerrigan, his attorney-in-fact, with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto in all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Thomas M. Wittenschlaeger	Chairman of the Board	September 15, 2011
Thomas M. Wittenschlaeger

/s/ Kurt Busch	President and Chief Executive Officer and	September 15, 2011
Kurt Busch	Director (Principal Executive Officer)

/s/ James W. Kerrigan	Interim Chief Financial Officer and Secretary	September 15, 2011
James W. Kerrigan	(Principal Financial and Accounting Officer)

/s/ John Rehfeld	Director	September 15, 2011
John Rehfeld

/s/ Bernhard Bruscha	Director	September 15, 2011
Bernhard Bruscha

/s/ Hoshi Printer	Director	September 15, 2011
Hoshi Printer

/s/ Howard T. Slayen	Director	September 15, 2011
Howard T. Slayen