Form 10-Q
period 2011-09-30
LANTRONIX INC
filed 2011-11-14
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 28, 2011, there were 10,581,235 shares of the Registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$4,035	$5,836
Accounts receivable, net	2,056	2,908
Contract manufacturers' receivable	322	636
Inventories, net	9,285	9,160
Prepaid expenses and other current assets	470	605
Deferred tax assets	569	569
Total current assets	16,737	19,714

Property and equipment, net	1,826	1,761
Goodwill	9,488	9,488
Purchased intangible assets, net	36	54
Other assets	110	175
Total assets	$28,197	$31,192

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,869	$8,358
Accrued payroll and related expenses	2,328	2,000
Warranty reserve	259	268
Short-term debt	667	667
Other current liabilities	3,012	3,199
Total current liabilities	13,135	14,492
Non-current liabilities:
Long-term liabilities	365	550
Long-term capital lease obligations	73	45
Long-term debt	667	833
Deferred tax liabilities	569	569
Total non-current liabilities	1,674	1,997
Total liabilities	14,809	16,489

Commitments and contingencies

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	192,909	192,780
Accumulated deficit	(179,921)	(178,477)
Accumulated other comprehensive income	399	399
Total stockholders' equity	13,388	14,703
Total liabilities and stockholders' equity	$28,197	$31,192

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,
	2011	2010
Net revenue (1)	$11,184	$12,192
Cost of revenue	5,882	5,965
Gross profit	5,302	6,227
Operating expenses:
Selling, general and administrative	4,964	5,053
Research and development	1,695	1,823
Amortization of purchased intangible assets	18	18
Total operating expenses	6,677	6,894
Loss from operations	(1,375)	(667)
Interest expense, net	(27)	(22)
Other income (expense), net	(29)	29
Loss before income taxes	(1,431)	(660)
Provision for income taxes	13	18
Net loss	$(1,444)	$(678)

Net loss per share (basic and diluted)	$(0.14)	$(0.07)

Weighted-average shares (basic and diluted)	10,560	10,348

Net revenue from related parties	$237	$241

(1)  Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(1,444)	$(678)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	160	583
Depreciation	234	257
Provision for inventories	1	4
Amortization of purchased intangible assets	18	23
Provision for doubtful accounts	16	1
Provision for officer loans	17	-
Loss on sale/write off of property and equipment	1	-
Changes in operating assets and liabilities:
Accounts receivable	836	(424)
Contract manufacturers' receivable	314	(128)
Inventories	(126)	(640)
Prepaid expenses and other current assets	127	125
Other assets	49	(37)
Accounts payable	(1,487)	467
Accrued payroll and related expenses	300	68
Warranty reserve	(9)	(31)
Other liabilities	(370)	(242)
Cash received related to tenant incentives	-	32
Net cash used in operating activities	(1,363)	(620)
Investing activities
Purchases of property and equipment, net	(209)	(83)
Net cash used in investing activities	(209)	(83)
Financing activities
Proceeds from term loan	-	2,000
Payment of term loan	(167)	(778)
Minimum tax withholding paid on behalf of employees for restricted shares	-	(131)
Payment of capital lease obligations	(52)	(54)
Net cash provided by (used in) financing activities	(219)	1,037
Effect of foreign exchange rate changes on cash	(10)	49
Increase (decrease) in cash and cash equivalents	(1,801)	383
Cash and cash equivalents at beginning of period	5,836	10,075
Cash and cash equivalents at end of period	$4,035	$10,458

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (the “Company” or “Lantronix”) have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 15, 2011. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2011, and the consolidated results of its operations and cash flows for the three months ended September 30, 2011 and 2010. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

2.  Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net loss per share:

	Three Months Ended September 30,
	2011	2010
	(In thousands except per share data)
Numerator:
Net loss	$(1,444)	$(678)
Denominator:
Weighted-average shares outstanding	10,612	10,548
Less: Unvested common shares outstanding	(52)	(200)
Weighted-average shares (basic and diluted)	10,560	10,348

Net loss per share (basic and diluted)	$(0.14)	$(0.07)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Common stock equivalents	1,762	1,195

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:
	September 30, 2011	June 30, 2011
	(In thousands)
Finished goods	$6,533	$6,475
Raw materials	1,931	1,912
Inventory at distributors	1,211	1,436
Large scale integration chips *	869	714
Inventories, gross	10,544	10,537
Reserve for excess and obsolete inventory	(1,259)	(1,377)
Inventories, net	$9,285	$9,160

* This item is sold individually and is also embedded into the Company's products.

4.  Warranty

Upon shipment to its customers, the Company provides for the estimated cost to repair or replace products to be returned under warranty. The Company’s products typically carry a one- to two-year warranty. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, use of materials and service delivery costs, which may differ from the Company’s estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, the Company sells extended warranty services, which extend the warranty period for an additional one to three years, depending upon the product.

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

	Three Months Ended September 30, 2011	Year Ended June 30, 2011
	(In thousands)
Beginning balance	$268	$183
Charged to cost of revenues	58	288
Usage	(67)	(203)
Ending balance	$259	$268

5.  Bank Line of Credit and Debt

In September 2010, we entered into an Amendment to the Loan and Security Agreement (the “Amended Loan Agreement”), which provides for a two-year $4.0 million maximum revolving line (the “Revolving Line”) with a three-year $2.0 million term loan (the “Term Loan”). Per the Amended Loan Agreement, the proceeds from the Term Loan were used to pay the balance of $611,000 outstanding on the term loan that was made under the original agreement in 2008. The Term Loan was funded on September 28, 2010 and is payable in 36 equal monthly installments of principal and accrued interest. There are no borrowings outstanding on the Revolving Line as of September 30, 2011.

The Borrowing Base (as defined in the Amended Loan Agreement) under the Revolving Line is based upon eligible accounts receivable as defined per the Amended Loan Agreement. The “Amount Available under the Revolving Line” is defined as at any time (a) the lesser of (i) the Revolving Line maximum or (ii) the Borrowing Base, minus (b) the amount of all outstanding letters of credit (including drawn but unreimbursed letters of credit), minus (c) an amount equal to the letter of credit reserves, minus (d) the foreign currency reserve, minus (e) the outstanding principal balance of any advances, and minus (f) one-half of the principal balance then outstanding of the Term Loan.

On August 18, 2011, we entered into another amendment (“Amendment”) to the Amended Loan Agreement. The Amendment provided for (1) a limited waiver to the minimum tangible net worth financial covenant, (2) a modification of the minimum tangible net worth financial covenant, and (3) a modification to the interest rate such that the interest will accrue at a per annum rate equal to 2.50 percentage points above the prime rate, payable monthly. If the Company achieves two consecutive fiscal quarters of earnings before interest, taxes, depreciation and amortization (“EBITDA”) greater than $1.00 (commencing with this fiscal quarter ending September 30, 2011), and only for so long as the Company maintains EBITDA greater than $1.00 at the end of each subsequent fiscal quarter, the interest shall accrue at a per annum rate equal to 1.50 percentage points above the Prime Rate, payable monthly.

Upon entering into the Amended Loan Agreement, we paid a fully earned, non-refundable commitment fee of $20,000. On September 28, 2011, we paid an additional $15,000, which was required on the first anniversary of the effective date as per the Amended Loan Agreement. In connection with the Amendment, we paid an additional $5,000 in fees in the fiscal quarter ending September 30, 2011.

The following table presents the balance outstanding on the Term Loan, our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease, and security deposits:

	September 30, 2011	June 30, 2011
	(In thousands)
Term Loan	$1,334	$1,500
Amount Available under the Revolving Line	$1,747	$2,302
Outstanding letters of credit	$84	$84

6.  Stockholders’ Equity

Share-Based Plans

The Company has share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. In addition, the Company has granted restricted stock awards to employees and board members under these share-based plans.

The following table presents a summary of share-based compensation by functional line item:

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Cost of revenues	$13	$25
Selling, general and administrative	81	408
Research and development	66	150
Total share-basd compensation	$160	$583

Stock Option Awards

The following table presents a summary of option activity under all of the Company’s stock option plans:

Number of Shares
Balance of options outstanding at June 30, 2011	1,817,988
Options granted	667,053
Options forfeited	(104,976)
Options expired	(28,900)
Options exercised	-
Balance of options outstanding at September 30, 2011	2,351,165

The following table presents stock option grant date information:

	Three Months Ended September 30,
	2011	2010
Weighted-average grant date fair value per share	$1.14	$2.84
Weighted-average grant date exercise price per share	$1.83	$4.24

7.  Income Taxes

At July 1, 2011, the Company’s fiscal 2007 through fiscal 2011 tax years remained open to examination by the federal, state and foreign taxing authorities. The Company has annual net operating losses (“NOLs”) beginning in fiscal 2002 that would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The Company utilizes the liability method of accounting for income taxes. The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended September 30,
	2011	2010
Effective tax rate	1%	3%

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

9.  Subsequent Events

On November 10, 2011, the Company announced that it had commenced the implementation of a restructuring plan on November 7, 2011 consisting of a reduction in headcount. The restructuring is designed to reduce operating expenses and bring them more in line with revenue levels in order to improve future results of operations. The Company’s revenue has declined over the past two quarters due in part to the effects of the economic recession.

The workforce reduction, which affected all functional groups, represented approximately 11% of the Company’s total workforce. This measure is expected to reduce annualized cash expenses by approximately $2.0 million. The Company expects to incur an estimated restructuring charge of approximately $300,000 for employee severance and related costs. Substantially all of this amount will consist of severance payments in the second quarter of fiscal 2012, which ends December 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Report is not a complete description of our business. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and subsequent reports on our Current Reports on Form 8-K.

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

Our device servers and web servers eliminate the high cost of ownership and added support issues associated with networking, which frequently would otherwise require using PCs (personal computers) or workstations to perform connectivity and remote management functions. Our solutions contain high-performance processors capable of not only controlling the attached device, but in many cases are also capable of accumulating data and status. The accumulated data can then be formatted by the device server and presented to users via web pages, e-mail and other network, transport and application level protocols.   Many original equipment manufacturers (“OEMs”) actually host their application on the device server, further reducing their design cycles and product complexity.  Our device servers have a built-in HTTP server, making them easy to manage using any standard Web browser. These device servers include the latest security protocols which support the stringent security requirements of the healthcare, banking and physical security markets.  We are making continual enhancements to our product line to make our products even easier to integrate into enterprise and cloud infrastructures.

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

Financial Highlights and Other Information

The following is a summary of the key factors and significant events that impacted our financial performance during the fiscal quarter ended September 30, 2011:

●
As reported in a Form 8-K dated June 24, 2011, during the fourth fiscal quarter of 2011 we substantially completed the independent investigation of certain allegations asserted by a director of Lantronix, which commenced in June 2011.  We incurred an additional $108,000 of expenses in the first quarter of fiscal 2012 related to activities associated with concluding the investigation. At September 30, 2011, we had incurred $2.2 million in total costs associated with the investigation.

●	Also reported in a Form 8-K dated June 24, 2011, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) resigned and entered into separation agreements with Lantronix. We incurred an additional $153,000 of expenses in the first quarter of fiscal 2012 related to consulting services per the terms of the separation agreements.

●	On November 10, 2011, we announced that we had commenced the implementation of a restructuring plan on November 7, 2011 consisting of a reduction in headcount. The restructuring is designed to reduce operating expenses and bring them more in line with revenue levels in order to improve future results of operations. Our revenue has declined over the past two quarters due in part to the effects of the economic recession. The workforce reduction, which affected all functional groups, represented approximately 11% of our total workforce. This measure is expected to reduce annualized cash expenses by approximately $2.0 million. We expect to incur an estimated restructuring charge of approximately $300,000 for employee severance and related costs. Substantially all of this amount will consist of severance payments in the second quarter of fiscal 2012, which ends December 31, 2011.

●	Net revenue was $11.2 million for the fiscal quarter ended September 30, 2011, a decrease of $1.0 million or 8.3%, compared to $12.2 million for the fiscal quarter ended September 30, 2010. The decrease was primarily the result of a $1.1 million, or 11.3%, decrease in sales of our device enablement product lines, primarily due to decreased unit sales, offset by a $57,000, or 2.6%, increase in sales of our device management product lines and a $55,000, or 36.4%, increase in our non-core product lines.

●	Gross profit margin was 47.4% for the fiscal quarter ended September 30, 2011, compared to 51.1% for the fiscal quarter ended September 30, 2010. The decrease in gross profit margin as a percent of net revenue was due to an increase in sales discounts and allowances and a reduction in royalty revenues, which generally have no associated cost of sales.

●	Net loss was $1.4 million, or $0.14 per basic and diluted share, for the fiscal quarter ended September 30, 2011, compared to $678,000, or $0.07 per basic and diluted share, for the fiscal quarter ended September 30, 2010, which was primarily the result of the decrease in net revenue and gross profit margin from the year ago quarter.

●	Cash and cash equivalents were $4.0 million as of September 30, 2011, a decrease of $1.8 million, compared to $5.8 million as of June 30, 2011. The use of cash was driven by the net loss and payment of expenses related to the special investigation.

●	Net accounts receivable were $2.1 million as of September 30, 2011, a decrease of $852,000, compared to $2.9 million as of June 30, 2011. Days sales outstanding (“DSO”) in receivables were 20 days for the fiscal quarter ended September 30, 2011 compared to 16 days for the fiscal quarter ended June 30, 2011. Our accounts receivable and DSO are primarily affected by the timing of shipments within a quarter, our collections performance and the fact that a significant portion of our revenues are recognized on a sell-through basis (upon shipment from distributor inventories rather than as goods are shipped by us to distributors).

●	Net inventories were $9.3 million as of September 30, 2011, compared to $9.2 million as of June 30, 2011. Inventory turns were 2.6 turns for the fiscal quarter ended September 30, 2011 compared to 3.1 turns for the fiscal quarter ended June 30, 2011. The decrease in turns is primarily due to a decline in net revenue.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Except as described below, there have been no significant changes in our critical accounting policies and estimates during the fiscal quarter ended September 30, 2011 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Goodwill impairment testing requires us to compare the fair value of our one reporting unit to its carrying amount, including goodwill, and record an impairment charge if the carrying amount of a reporting unit exceeds its estimated fair value. We perform goodwill impairment tests on an annual basis, and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We operate in one segment that is comprised of a single reporting unit. We evaluate goodwill for potential impairment by comparing the carrying value of total stockholder’s equity to the Company’s market capitalization.

During the current quarter, we noted a significant reduction in our stock price due in part to what we believe was a reaction to the change in our executive management team and our financial performance. The decline in stock price significantly affected our market capitalization. As of September 30, 2011, the fair value of the reporting unit was estimated to be $19.5 million based upon the Company’s market capitalization compared to the reporting unit’s carrying amount, including goodwill, of $13.4 million. As of September 30, 2011, we have $9.5 million of goodwill reflected in our consolidated balance sheet. If actual results are not consistent with our assumptions and judgments used in estimating fair value, we may be exposed to goodwill impairment losses.

Recent Accounting Pronouncements

 In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We don’t expect the adoption of this guidance to have a material impact on our financial statements.

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. We don’t expect the adoption of this guidance to have a material impact on our financial statements.

Comparison of the Fiscal Quarters Ended September 30, 2011 and 2010

Net Revenue by Product Line

The following table presents fiscal quarter net revenue by product line:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$8,763	78.4%	$9,883	81.1%	$(1,120)	(11.3%)
Device management	2,215	19.8%	2,158	17.7%	57	2.6%
Device networking	10,978	98.2%	12,041	98.8%	(1,063)	(8.8%)
Non-core	206	1.8%	151	1.2%	55	36.4%
Net revenue	$11,184	100.0%	$12,192	100.0%	$(1,008)	(8.3%)

The decrease in net revenue for the three months ended September 30, 2011, compared to the three months ended September 30, 2010 was the result of a decrease in net revenue from our device enablement product lines, which was negatively impacted by general economic conditions in the U.S. The decrease in net revenue from our device enablement product lines was partially offset by an increase in net revenue from our device management and non-core product lines. The decrease in net revenue from our device enablement product line was primarily due to a decrease in unit sales of some of our embedded device enablement products, in particular our XPort and, to a lesser extent, our Micro, which is a legacy embedded serial-to-ethernet solution. In addition, we had a $275,000 embedded royalty sale in the 2010 fiscal quarter that did not recur in the 2011 fiscal quarter.  The decreases to the embedded device enablement products were partially offset by an increase in unit sales of our new products, XPort Pro and PremierWave. To a lesser extent, the decrease in net revenue from our device enablement product line was impacted by a decrease in unit sales of our external device enablement products, in particular our UDS and MSS product families, partially offset by an increase in unit sales of our EDS and Xpress product families.  The increase in net revenue from our device management product line was due to an increase in unit sales of our SLS Spider product family, partially offset by a decrease in unit sales of our SCS product family.

Net Revenue by Geographic Region

The following table presents fiscal quarter net revenue by geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Americas	$5,677	50.8%	$6,571	53.9%	$(894)	(13.6%)
EMEA	3,515	31.4%	3,531	29.0%	(16)	(0.5%)
Asia Pacific	1,992	17.8%	2,090	17.1%	(98)	(4.7%)
Net revenue	$11,184	100.0%	$12,192	100.0%	$(1,008)	(8.3%)

The decrease in net revenue for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 reflects decreased unit sales in the Americas, Asia Pacific, and Europe, Middle East and Africa (the “EMEA”). The decrease in net revenue from the Americas region was primarily due to a decrease in unit sales of our device enablement product lines and, to a lesser extent, our device management product lines. The decrease in net revenue in the Asia Pacific region was due to a decrease in unit sales of our device enablement product lines. The decrease in net revenue from  EMEA region was due to a decrease in unit sales in our device management product lines and device enablement product lines, partially offset by an increase in unit sales of our non-core product lines.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, freight, amortization of purchased intangible assets, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and manufacturing overhead, which includes personnel-related expenses, such as payroll, facilities expenses and share-based compensation.

The following table presents fiscal quarter gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$5,302	47.4%	$6,227	51.1%	$(925)	(14.9%)

The decrease in gross profit as a percent of net revenue (referred to as “gross margin”) for the three months ended September 30, 2011, compared to the three months ended September 30, 2010 was primarily due to an increase in sales discounts and allowances and a reduction in royalty revenues, which generally have no associated cost of sales.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, and  information technology, as well as trade show expenses, advertising, and legal and accounting fees.

The following table presents fiscal quarter selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,846		$2,557		$289	11.3%
Professional fees and outside services	1,007		806		201	24.9%
Advertising and marketing	209		450		(241)	(53.6%)
Facilities	296		257		39	15.2%
Share-based compensation	81		408		(327)	(80.1%)
Depreciation	128		165		(37)	(22.4%)
Bad debt expense	16		1		15	1500.0%
Other	381		409		(28)	(6.8%)
Selling, general and administrative	$4,964	44.4%	$5,053	41.4%	$(89)	(1.8%)

In order of significance, the decrease in selling, general and administrative expenses for the three months ended September 30, 2011, compared to the three months ended September 30, 2010 was primarily due to: (i) a decrease in share-based compensation due to the Company’s fiscal 2011 bonus plan being paid out partially in stock during the 2010 fiscal quarter and a lower average stock price for options granted during the 2011 fiscal quarter, (ii) a decrease in advertising and marketing expenses as a result of cost saving measures, partially offset by (iii) an increase in personnel-related expenses as a result of an increase in salaries due to an increase in head-count and annual merit increases and (iv) an increase in professional fees and outside services as a result of the consulting fees for former executives per their separation agreements and costs related to the investigation of allegations.

Research and Development

Research and development expenses consist of personnel-related expenses, including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents fiscal quarter research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,178		$1,123		$55	4.9%
Facilities	211		267		(56)	(21.0%)
Professional fees and outside services	174		191		(17)	(8.9%)
Share-based compensation	66		150		(84)	(56.0%)
Depreciation	9		12		(3)	(25.0%)
Other	57		80		(23)	(28.8%)
Research and development	$1,695	15.2%	$1,823	15.0%	$(128)	(7.0%)

In order of significance, the decrease in research and development expenses for the three months ended September 30, 2011, compared to the three months ended September 30, 2010 was primarily due to: (i) a decrease in share-based compensation due to the Company’s bonus plan being paid out partially in stock during the 2010 fiscal quarter and a lower average stock price for options granted during the 2011 fiscal quarter and (ii) a decrease in facilites expenses, partially offset by (iii) an increase in personnel-related expenses as a result of annual merit increases.

Other Income (Expense), Net

The following table presents other income (expense), net:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2011	Revenues	2010	Revenues	$	%

Other income (expense), net	$(29)	0.3%	$29	0.2%	$(58)	(200.0%)

The change in other income (expense), net, is primarily due to foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar. Further, due to the decline in the Company’s stock price during the quarter ended September 30, 2011, the Company reduced the carrying amount of a former director’s non-recourse loan to the fair value of the collateralized shares as of September 30, 2011, which resulted in a $17,000 charge to other expense.

Amortization of Purchased Intangibles

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2011	Revenues	2010	Revenues	$	%

Amortization of purchased intangibles	$18	0.2%	$23	0.2%	$(5)	(21.7%)

The decrease in amortization of purchased intangibles from the prior year is related to a purchased intangible, which was fully amortized in June of 2011.  The remaining balance of purchased intangibles of approximately $36,000 will be fully amortized by March 2012.

Provision for Income Taxes

At July 1, 2011, our fiscal 2007 through fiscal 2011 tax years remained open to examination by the Federal, state, and foreign taxing authorities. We have net operating losses (“NOLs”) beginning in fiscal 2002 that would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended September 30,
	2011	2010
Effective tax rate	1%	3%

We utilize the liability method of accounting for income taxes. The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from our domestic losses being recorded with a fully reserved tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our domestic net deferred tax assets.

Liquidity and Capital Resources

The following table presents information about our working capital and cash:

	September 30, 2011	June 30, 2011	Decrease
	(In thousands)
Working capital	$3,602	$5,222	$(1,620)
Cash and cash equivalents	$4,035	$5,836	$(1,801)

Our working capital as of September 30, 2011 decreased as compared to June 30, 2011, primarily due to the net loss recorded during the period, a decrease in accounts payable due to the timing of shipments and inventory receipts, and cash payments for investigation-related expenses.

We believe that our existing cash and cash equivalents and funds available from our line of credit will be adequate to meet our anticipated cash needs through at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and amount of our net revenue, research and development expenses, expenses associated with any strategic partnerships or acquisitions and infrastructure investments, and expenses related to litigation, which could affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to raise capital by borrowing additional funds through bank loans, the selling of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

Loan Agreement

In September 2010, we entered into an Amendment to the Loan and Security Agreement (the “Amended Loan Agreement”), which provides for a two-year $4.0 million maximum revolving line (the “Revolving Line”) with a three-year $2.0 million term loan (the “Term Loan”). Per the Amended Loan Agreement, the proceeds from the Term Loan were used to pay the balance of $611,000 outstanding on the term loan that was made under the original agreement in 2008. The Term Loan was funded on September 28, 2010 and is payable in 36 equal monthly installments of principal and accrued interest. There are no borrowings outstanding on the Revolving Line as of September 30, 2011.

The Borrowing Base (as defined in the Amended Loan Agreement) under the Revolving Line is based upon eligible accounts receivable as defined per the Amended Loan Agreement. The “Amount Available under the Revolving Line” is defined as at any time (a) the lesser of (i) the Revolving Line maximum or (ii) the Borrowing Base, minus (b) the amount of all outstanding letters of credit (including drawn but unreimbursed letters of credit), minus (c) an amount equal to the letter of credit reserves, minus (d) the foreign currency reserve, minus (e) the outstanding principal balance of any advances, and minus (f) one-half of the principal balance then outstanding of the Term Loan.

We did not meet the Minimum Tangible Net Worth (“Minimum TNW”) financial covenant for the months of May and June in fiscal 2011. On August 18, 2011, we entered into another amendment (“Amendment”) to the Amended Loan Agreement. The Amendment provided for (1) a limited waiver to the Minimum TNW financial covenant, (2) a modification of the Minimum TNW financial covenant, and (3) a modification to the interest rate such that the interest will accrue at a per annum rate equal to 2.50 percentage points above the prime rate, payable monthly. If the Company achieves two consecutive fiscal quarters of earnings before interest, taxes, depreciation and amortization (“EBITDA”) greater than $1.00 (commencing with this fiscal quarter ending September 30, 2011), and only for so long as the Company maintains EBITDA greater than $1.00 at the end of each subsequent fiscal quarter, the interest shall accrue at a per annum rate equal to 1.50 percentage points above the Prime Rate, payable monthly.

Minimum TNW, as defined in the Loan Agreement, is computed by taking total shareholders’ equity less goodwill and intangible assets. If we continue to incur losses, we may have difficulty satisfying the Minimum TNW financial covenant in the future. The following table presents the calculation of our Minimum TNW compared to the financial covenant requirements per the Amendment:

	Actual	Financial Covenant Requirements as of
	September 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
			(In Thousands)
Minimum TNW	$3,864	>$3,000	>$3,000	>$3,500	>$4,500

Upon entering into the Amended Loan Agreement, we paid a fully earned, non-refundable commitment fee of $20,000. On September 28, 2011, we paid an additional $15,000, which was required on the first anniversary of the effective date as per the Loan Agreement. In addition, in connection with the Amendment, we paid an additional $5,000 in fees in the fiscal quarter ending September 30, 2011.

The following table presents the balance outstanding on the Term Loan, our available borrowing capacity and outstanding letters of credit, which were used to secure equipment leases, deposits for a building lease and security deposits:

	September 30, 2011	June 30, 2011
	(In thousands)
Term Loan	$1,334	$1,500
Amount Available under the Revolving Line	$1,747	$2,302
Outstanding letters of credit	$84	$84

As of September 30, 2011 and June 30, 2011, approximately $364,000 and $339,000, respectively, of our cash was held by our foreign subsidiaries in foreign bank accounts. Such cash may be unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign subsidiaries’ board of directors.

Cash Flows for the Three Months Ended September 30

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Net loss	$(1,444)	$(678)
Non-cash operating expenses, net	447	868
Changes in operating assets and liabilities:
Accounts receivable	836	(424)
Contract manufacturers' receivable	314	(128)
Inventories	(126)	(640)
Prepaid expenses and other current assets	127	125
Other assets	49	(37)
Accounts payable	(1,487)	467
Accrued payroll and related expenses	300	68
Warranty reserve	(9)	(31)
Other liabilities	(370)	(242)
Cash received related to tenant incentives	-	32
Net cash used in operating activities	(1,363)	(620)
Net cash used in investing activities	(209)	(83)
Net cash (used in) provided by financing activities	(219)	1,037
Effect of foreign exchange rate changes on cash	(10)	49
Increase (decrease) in cash and cash equivalents	$(1,801)	$383

Operating activities used cash during the three months ended September 30, 2011. This was the result of a net loss and cash used by operating assets and liabilities, partially offset by non-cash operating expenses. Significant non-cash items included share-based compensation and depreciation. In order of significance, the changes in operating assets and liabilities that had a significant impact on the cash used by operating activities included (i) a decrease in accounts payable and other liabilities as we paid for the special investigation costs and vendors for inventory that has built up over the last few quarters, partially offset by (ii) a decrease in accounts receivable due to a decrease in net revenue, (iii) a decrease in contract manufacturers’ receivable as a result of a decrease in their purchase of raw materials, and (iv) an increase in accrued payroll and related expenses as a result of accrued severance for former executives.

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

Investing activities used cash during the three months ended September 30, 2011 and 2010, due to the purchase of property and equipment primarily related to test equipment, software upgrades, and office equipment for our new sales offices in Hong Kong and Japan, respectively.

Financing activities used cash during the three months ended September 30, 2011 due to payments for the Term Loan and capital lease obligations.

Financing activities provided cash during the three months ended September 30, 2010 due to proceeds from the Term Loan, partially offset by (i) payments for the Term Loan, (ii) minimum tax withholding paid on behalf of employees related to the vesting of restricted shares and (iii) payments on capital lease obligations.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risck

Not applicable.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal quarter. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting identified during the fiscal quarter that ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

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

We have a history of losses.

We incurred net losses of $1.4 million for the three months ended September 30, 2011 and $3.6 millon for the three months ended June 30, 2011. There can be no assurance that we will be profitable or generate positive cash flows in future periods.  In the event we fail to achieve profitablilty in future periods, the value of our common stock may decline.  In addition, if we are unable to generate positive cash flows, we would be required to seek additional funding, which may not be available on favorable terms, if at all.

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

We currently have an Amended Loan Agreement, which provides for a Revolving Line and a Term Loan. The Amended Loan Agreement requires that we maintain a Tangible Net Worth (“TNW”) covenant, which is described in further detail in the Liquidity and Capital Resources section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In May and June of 2011, we violated the TNW covenant and our bank provided a waiver and amended the covenant in August 2011. If we continue to generate net losses, it could result in us not meeting the amended TNW covenant. There can be no assurance that our bank will provide a limited waiver of future covenant violations or amend the TNW covenant again. If the Term Loan were to be called by the bank, we would have difficulty financing our operations.

Our quarterly operating results may fluctuate, which could cause our stock price to decline.

We have experienced, and expect to continue to experience, significant fluctuations in net revenue, expenses and operating results from quarter-to-quarter. We therefore believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. A high percentage of our operating expenses are relatively fixed and are based on our forecast of future net revenue. If we were to experience an unexpected reduction in net revenue in a quarter, we would likely be unable to adjust our short-term expenditures significantly. If this were to occur, our operating results for that fiscal quarter would be harmed. In addition, if our operating results in future fiscal quarters were to fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

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

	Three Months Ended September 30,
	2011	2010
Top five customers (1)(2)	51.3%	42.3%
Ingram Micro	16.5%	8.2%
Acal BFI Central Procurement UK Limited	11.6%	13.6%

(1) Includes Ingram Micro and Acal BFI Central Procurement UK Limited
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

The following table presents sales by geographic region as a percentage of net revenue:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Americas	$5,677	50.8%	$6,571	53.9%	$(894)	(13.6%)
EMEA	3,515	31.4%	3,531	29.0%	(16)	(0.5%)
Asia Pacific	1,992	17.8%	2,090	17.1%	(98)	(4.7%)
Net revenue	$11,184	100.0%	$12,192	100.0%	$(1,008)	(8.3%)

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

At any time, competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. The following table presents details of our inventories:

	September 30, 2011	June 30, 2011
	(In thousands)
Finished goods	$6,533	$6,475
Raw materials	1,931	1,912
Inventory at distributors	1,211	1,436
Large scale integration chips *	869	714
Inventories, gross	10,544	10,537
Reserve for excess and obsolete inventory	(1,259)	(1,377)
Inventories, net	$9,285	$9,160

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

Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, power loss, floods telecommunications failure, terrorist attacks and other events beyond our control. Our corporate headquarters and other critical business operations, are located near major earthquake faults and flood zones and, therefore, may be more susceptible to damage if an earthquake or flood occurs. We do not carry earthquake insurance for direct earthquake-related losses. If a business interruption occurs, our business could be materially and adversely affected.

We may experience difficulties in transitioning to third-party logistics providers.

During fiscal 2011, we transitioned almost all of our physical inventory management process, as well as the shipping and receiving of our inventory, to third-party logistics providers in Los Angeles and Hong Kong. There is a possibility that these third-party logistics providers will not perform as expected and we could experience delays in our ability to ship, receive, and process the related data in a timely manner. This could adversely affect our financial position, results of operations, cash flows and the market price of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document

10.1	2012 Performance Award Agreement
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

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Furnished, not filed.
** Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC. (Registrant)

Date: November 11, 2011	By:	/s/ Kurt Busch
Kurt Busch
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeremy Whitaker
Jeremy Whitaker
Chief Financial Officer and Secretary
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Document

10.1	2012 Performance Award Agreement
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

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Furnished, not filed.
** Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.