Form 10-Q
period 2011-12-31
LANTRONIX INC
filed 2012-02-14
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of January 27, 2012, there were 10,581,235 shares of the Registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
December 31, 2011

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$3,303	$5,836
Accounts receivable, net	1,409	2,908
Contract manufacturers' receivable	323	636
Inventories, net	8,453	9,160
Prepaid expenses and other current assets	397	605
Deferred tax assets	569	569
Total current assets	14,454	19,714

Property and equipment, net	1,699	1,761
Goodwill	9,488	9,488
Purchased intangible assets, net	18	54
Other assets	86	175
Total assets	$25,745	$31,192

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,836	$8,358
Accrued payroll and related expenses	2,000	2,000
Warranty reserve	239	268
Restructuring accrual	98	-
Short-term debt	667	667
Other current liabilities	4,229	3,199
Total current liabilities	12,069	14,492
Non-current liabilities:
Long-term liabilities	342	550
Long-term capital lease obligations	60	45
Long-term debt	500	833
Deferred tax liabilities	569	569
Total non-current liabilities	1,471	1,997
Total liabilities	13,540	16,489

Commitments and contingencies

Stockholders' equity:
Common Stock	1	1
Additional paid-in capital	193,103	192,780
Accumulated deficit	(181,298)	(178,477)
Accumulated other comprehensive income	399	399
Total stockholders' equity	12,205	14,703
Total liabilities and stockholders' equity	$25,745	$31,192

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenue (1)	$10,452	$12,719	$21,636	$24,911
Cost of revenue	5,411	6,441	11,293	12,406
Gross profit	5,041	6,278	10,343	12,505
Operating expenses:
Selling, general and administrative	4,441	5,088	9,405	10,141
Research and development	1,646	1,697	3,341	3,520
Restructuring charges	269	-	269	-
Amortization of purchased intangible assets	18	18	36	36
Total operating expenses	6,374	6,803	13,051	13,697
Loss from operations	(1,333)	(525)	(2,708)	(1,192)
Interest expense, net	(23)	(36)	(50)	(58)
Other income (expense), net	(8)	(5)	(37)	24
Loss before income taxes	(1,364)	(566)	(2,795)	(1,226)
Provision for income taxes	13	13	26	31
Net loss	$(1,377)	$(579)	$(2,821)	$(1,257)

Net loss per share (basic and diluted)	$(0.13)	$(0.06)	$(0.27)	$(0.12)

Weighted-average shares (basic and diluted)	10,581	10,429	10,571	10,389

Net revenue from related parties	$174	$212	$411	$453

(1)	Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended December 31,
	2011	2010
Operating activities
Net loss	$(2,821)	$(1,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	352	1,061
Depreciation	458	515
Provision (recovery) for inventories	479	152
Amortization of purchased intangible assets	36	46
Provision for doubtful accounts	10	1
Restructuring charges	269	-
Provision for officer loan	17	-
Changes in operating assets and liabilities:
Accounts receivable	1,489	(629)
Contract manufacturers' receivable	313	(473)
Inventories	228	(2,865)
Prepaid expenses and other current assets	208	87
Other assets	72	(31)
Accounts payable	(3,523)	3,210
Accrued payroll and related expenses	-	(286)
Warranty reserve	(29)	26
Restructuring accrual	(171)	-
Other liabilities	822	440
Cash received related to tenant incentives	-	32
Net cash provided by (used in) operating activities	(1,791)	29
Investing activities
Purchases of property and equipment, net	(305)	(220)
Net cash used in investing activities	(305)	(220)
Financing activities
Proceeds from term loan	-	2,000
Payment of term loan	(333)	(944)
Minimum tax withholding paid on behalf of employees for restricted shares	(30)	(131)
Payment of capital lease obligations	(74)	(238)
Net proceeds from issuances of common stock	-	27
Net cash provided by (used in) financing activities	(437)	714
Effect of foreign exchange rate changes on cash	-	47
Increase (decrease) in cash and cash equivalents	(2,533)	570
Cash and cash equivalents at beginning of period	5,836	10,075
Cash and cash equivalents at end of period	$3,303	$10,645

 See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (the “Company” or “Lantronix”) have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 15, 2011. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 2011, and the consolidated results of its operations and cash flows for the three and six months ended December 31, 2011 and 2010. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Management has evaluated events subsequent to December 31, 2011 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

2. Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year.

The following table presents the computation of net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(In thousands, except per share data)
Numerator:
Net loss	$(1,377)	$(579)	$(2,821)	$(1,257)
Denominator:
Weighted-average shares	10,631	10,617	10,621	10,577
Less: Unvested common shares	(50)	(188)	(50)	(188)
Weighted-average shares outstanding (basic and diluted)	10,581	10,429	10,571	10,389

Net loss per share (basic and diluted)	$(0.13)	$(0.06)	$(0.27)	$(0.12)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)
Common stock equivalents	1,250	1,222	1,294	1,130

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2011	June 30, 2011
	(In thousands)
Finished goods	$5,491	$6,475
Raw materials	2,636	1,912
Inventory at distributors *	1,207	1,436
Large scale integration chips **	902	714
Inventories, gross	10,236	10,537
Reserve for excess and obsolete inventory	(1,783)	(1,377)
Inventories, net	$8,453	$9,160

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

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

	Six Months Ended December 31, 2011	Year Ended June 30, 2011
	(In thousands)
Beginning balance	$268	$183
Charged to cost of revenues	59	288
Usage	(88)	(203)
Ending balance	$239	$268

5. Restructuring Charges and Accrual

During the three months ended December 31, 2011, the Company implemented a restructuring plan to reduce operating expenses and to improve future results of operations, which was substantially complete as of December 31, 2011. As part of the restructuring plan, the workforce was reduced by 14 employees. The restructuring charges consisted primarily of severance related payments.

The following table presents a summary of the activity in the Company’s restructuring accrual:

Restructuring Costs
(In thousands)
Restructuring accrual at June 30, 2011	$-
Restructuring charges	269
Cash payments	(171)
Restructuring accrual at December 31, 2011	$98

6. Bank Line of Credit and Debt

In September 2010, the Company and Silicon Valley Bank (“SVB”) entered into an amendment to the then outstanding Loan and Security Agreement (the “2010 Loan Amendment”), which provides for a two-year $4.0 million maximum revolving line (the “Revolving Line”) with a three-year $2.0 million term loan (the “Term Loan”). Pursuant to the 2010 Loan Amendment, the proceeds from the Term Loan were used to pay the balance of $611,000 outstanding on the term loan that was made under the Company’s then-existing agreement with SVB which was entered into in 2008. The Term Loan was funded on September 28, 2010 and is payable in 36 equal monthly installments of principal and accrued interest. There are no borrowings outstanding on the Revolving Line as of December 31, 2011.

For purposes of these Notes to Unaudited Condensed Consolidated Financial Statements, the Loan and Security Agreement by and between the Company and SVB, as amended from time to time, shall be referred to as the “Amended Loan Agreement.” Pursuant to the Amended Loan Agreement, the Company has pledged substantially all of its assets to SVB. The Amended Loan Agreement is comprised of two substantially similar contracts, one which is collateralized by our domestic operations and another which is collateralized by our foreign operations. Collectively, we refer to these two separate agreements as the “2012 Loan Amendment.” In connection with a Borrower Agreement dated as of May 23, 2006 by the Company in favor of Export-Import Bank of the United States (“Ex-Im Bank”), Ex-Im Bank has guaranteed the Company’s performance under the foreign portion of the Amended Loan Agreement.

The Company did not meet the  Minimum Tangible Net Worth (“Minimum TNW”) covenant in the Amended Loan Agreement for May and June 2011. Accordingly, on August 18, 2011, the Company entered into a further amendment to the Amended Loan Agreement (the “2011 Loan Amendment”). The 2011 Loan Amendment provided for (i) a limited waiver to the minimum TNW covenant, (ii) a modification of the Minimum TNW covenant, and (iii) a modification to the interest rate such that the interest on the Term Loan will accrue at a per annum rate equal to the prime rate plus 2.50%, payable monthly. The 2011 Loan Amendment provided that if the Company achieved certain profitability thresholds for two consecutive fiscal quarters, and only for so long as the Company continues to maintain such thresholds at the end of each subsequent fiscal quarter, the interest rate on the Term Loan shall accrue at a per annum rate equal to the prime rate plus 1.50%, payable monthly. The Company has not met these profitability thresholds in any quarter since entering into the 2011 Loan Amendment.

On January 19, 2012, the Company entered into another amendment to the Amended Loan Agreement (the “2012 Loan Amendment”). The 2012 Loan Amendment provided for (i) a modification of the Minimum TNW covenant, effective November 30, 2011, that required a tangible net worth of at least $2.5 million plus 50% of all consideration received for equity securities and subordinated debt; (ii) a monthly collateral monitoring fee of $2,000 if our credit extensions outstanding during the month are equal to or greater than $1.0 million, otherwise a monthly collateral fee of $500, and (iii) a modification of the interest rate related to the Term Loan to the prime rate plus 3.00%, payable monthly. The 2012 Loan Amendment also provided that if the Company achieves certain profitability thresholds for two consecutive fiscal quarters, for so long as the Company continues to maintain such profitability thresholds at the end of each subsequent fiscal quarter, the interest shall accrue at a per annum rate equal to the prime rate plus 1.50%, payable monthly. Additionally, the 2012 Loan Amendment modified the interest rate to the Revolving Line to the greater of (i) the prime rate plus 1.0% or (ii) 5.0%, payable monthly.  The Company was incompliance with the Minimum TNW covenant as of December 31, 2011.

Upon entering into the 2010 Loan Amendment, the Company paid a fully earned, non-refundable commitment fee of $20,000. On September 28, 2011, the Company paid an additional $15,000, which was required on the first anniversary of the effective date of the 2010 Loan Amendment. In connection with the 2011 Loan Amendment, the Company paid an additional $5,000 in fees in the three months ended September 30, 2011. Also, in connection with the 2012 Loan Amendment, the Company paid an additional $5,000 in fees in January 2012.

Minimum TNW is computed by subtracting goodwill and intangible assets from total shareholders’ equity. If the Company continues to incur losses, the Company may have difficulty satisfying the Minimum TNW financial covenant in the future. The following table sets forth the calculation of our Minimum TNW compared to the financial covenant requirements provided in the 2012 Loan Amendment:

	Actual TNW	Minimum TNW
	December 31, 2011	December 31, 2011
	(In thousands)
Minimum TNW	$2,669	$2,500

The following table presents the balance outstanding on the Term Loan, the available borrowing capacity on the Revolving Line and outstanding letters of credit, which were used as security deposits:

	December 31, 2011	June 30, 2011
	(In thousands)
Term Loan	$1,167	$1,500
Available borrowing capacity under the Revolving Line	$487	$2,302
Outstanding letters of credit	$84	$84

Per the 2012 Loan Amendment, the available borrowing capacity under the Revolving Line is limited to the lesser of (i) $4.0 million or (ii) the current portion of the trade accounts receivable balance, less fifty percent of the balance of deferred revenue, less outstanding letters of credit, less a $500,000 reserve for of the balance of Term Loan, less outstanding borrowings on the Revolving Line.

7. Stockholders’ Equity

Share-Based Plans

The Company has share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. In addition, the Company has granted restricted stock awards to employees and board members under these share-based plans.

The following table presents a summary of share-based compensation by functional line item:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)
Cost of revenues	$8	$10	$21	$35
Selling, general and administrative	113	382	194	790
Research and development	71	86	137	236
Total share-based compensation	$192	$478	$352	$1,061

Stock Option Awards

The following table presents a summary of option activity under all of the Company’s stock option plans:

Number of Shares
Balance of options outstanding at June 30, 2011	1,817,988
Options granted	828,477
Options forfeited	(194,424)
Options expired	(139,981)
Options exercised	(416)
Balance of options outstanding at December 31, 2011	2,311,644

The following table presents stock option grant date information:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Weighted-average grant date fair value per share	$0.92	$2.19	$1.00	$2.19
Weighted-average grant date exercise price per share	$1.40	$3.44	$1.56	$3.44

8. Income Taxes

At December 31, 2011, the Company’s fiscal 2007 through fiscal 2011 tax years remained open to examination by the federal, state and foreign taxing authorities. The Company has annual net operating losses (“NOLs”) beginning in fiscal 2002 that would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The Company utilizes the liability method of accounting for income taxes. The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Effective tax rate	1%	2%	1%	3%

The federal statutory rate was 34% for all periods. The difference between the Company’s effective tax rate and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a fully reserved allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

9. Litigation and Contingencies

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company records a provision for liability when management believes that it is both probable that a liability has been incurred and the loss can be reasonably estimated. The Company believes it has adequate provisions for such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its financial position, operating results or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   The Company ( as defined in the “Overview”) intends the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are “forward-looking statements” for purposes of these sections. These statements include, among other things, statements concerning projected net revenues, expenses, gross profit and net income (loss), the need for additional capital, market acceptance of our products, our ability to achieve further product integration, the status of evolving technologies and their growth potential and our production capacity.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements can sometimes be identified by the use of  forward-looking words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “projects,” “should,” “goal,” “continues,” “pro forma,” “forecasts,” “confident,” and “guidance,” other forms of these words or similar words or expressions or the negative thereof.  Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company’s results or future business, financial condition, results of operations or performance to differ materially from the historical results or those expressed or implied in any forward-looking statements contained in this report.  Investors should carefully review the information contained in, or incorporated by reference into, the Company’s annual report on Form10-K for the year ended June 30, 2011 and the subsequent reports on Forms 10-Q and 8-K that we file with the Securities and Exchange Commission (the “SEC”) for a description of these risks and uncertainties. These forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement.  If the Company does update or correct one or more of these statements, investors and others should not conclude that the Company will make additional updates or corrections.

Overview

Lantronix, Inc. (the “Company” or “we” or “us”) designs, develops, markets and sells products that make it possible to access, manage, connect, control and configure electronic products over the Internet or other networks. Our device enablement solutions enable individual electronic products to be connected to a wired or wireless network for the primary purpose of remote access. Our device management solutions address applications that manage equipment at data centers and remote branch offices to provide a reliable, single point of control and data flow management for potentially thousands of networked devices.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Except as described below, there have been no significant changes in our critical accounting policies and estimates during the three months ended December 31, 2011 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Goodwill impairment testing requires us to compare the fair value of our one reporting unit to its carrying amount, including goodwill, and record an impairment charge if the carrying amount of a reporting unit exceeds its estimated fair value. We perform goodwill impairment tests on an annual basis, and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We operate in one segment that is comprised of a single reporting unit. We evaluate goodwill for potential impairment by comparing the carrying value of total stockholders’ equity to the Company’s market capitalization.

During the three months ended September 30, 2010, our stock price dropped, which significantly affected our market capitalization.  Accordingly, we have continued to monitor our stock price and its effect on our market capitalization. As of December 31, 2011, the fair value of our single reporting unit was estimated to be $26.3 million based upon our market capitalization compared to the reporting unit’s carrying amount, including goodwill, of $12.2 million. As of December 31, 2011, we have $9.5 million of goodwill reflected in our consolidated balance sheet. If actual results are not consistent with our assumptions and judgments used in estimating fair value, we may be exposed to goodwill impairment losses.

Financial Highlights and Other Information

The following is a summary of the key factors and significant events that impacted our financial performance during the three months ended December 31, 2011:

●
We commenced the implementation of a restructuring plan on November 7, 2011 which reduced the Company’s workforce by 14 employees or 11% of the total workforce, and incurred a restructuring charge of $269,000 for employee severance and related costs during the three months ended December 31, 2011.

●
Net revenue was $10.5 million for the three months ended December 31, 2011, a decrease of $2.2 million or 17.8%, compared to $12.7 million for the three months ended December 31, 2010. The decline was primarily the result of a $2.1 million, or 20.3%, decrease in sales of our device enablement product lines primarily due to lower unit sales of embedded device enablement products in our Europe, Middle East and Africa region, which we believe was significantly impacted by current economic conditions in Europe. In addition, net revenue for the three months ended December 31, 2010 included approximately $639,000 of deferred revenue that was recognized as a result of entering into contracts that removed certain distributors’ rights to stock rotation and price protection in connection with an initiative to streamline our sales distribution channel. No similar revenue was recognized during the three months ended December 31, 2011.

●
Gross profit as a percent of net revenue was 48.2% for the three months ended December 31, 2011, compared to 49.4% for the three months ended December 31, 2010. Gross profit for the three months ended December 31, 2011 included a $480,000 charge for excess and obsolete inventory.

●
Net loss was $1.4 million, or $0.13 per basic and diluted share, for the three months ended December 31, 2011, compared to $579,000, or $0.06 per basic and diluted share, for the three months ended December 31, 2010.

●
Cash and cash equivalents were $3.3 million as of December 31, 2011, a decrease of $2.5 million, compared to $5.8 million as of the end of June 30, 2011. The use of cash resulted from the net loss and a reduction of accounts payable.

●	Net accounts receivable were $1.4 million as of December 31, 2011, a decrease of $1.5 million, compared to $2.9 million as of June 30, 2011.

●	Net inventories were $8.5 million as of December 31, 2011, compared to $9.2 million as of June 30, 2011.

Comparison of the Three and Six Months Ended December 31, 2011 and 2010

Net Revenue by Product Line

The following table presents fiscal quarter net revenue by product line:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$8,343	79.8%	$10,469	82.3%	$(2,126)	(20.3%)
Device management	1,992	19.1%	2,076	16.3%	(84)	(4.0%)
Device networking	10,335	98.9%	12,545	98.6%	(2,210)	(17.6%)
Non-core	117	1.1%	174	1.4%	(57)	(32.8%)
Net revenue	$10,452	100.0%	$12,719	100.0%	$(2,267)	(17.8%)

The decrease in net revenue for the three months ended December 31, 2011, compared to the three months ended December 31, 2010 was primarily the result of a decrease in net revenue from our device enablement product line.  We believe that our net revenue was negatively impacted by worldwide economic conditions and, in particular the Europe, Middle East and Africa (the “EMEA”) region, which experienced a 36.4% decline in net revenue.  In addition, net revenue for the three months ended December 31, 2010 included approximately $639,000 of deferred revenue that was recognized as a result of entering into contracts that removed certain distributors’ rights to stock rotation and price protection in connection with an initiative to streamline our sales distribution channel.  There was no similar revenue recognized during the three months ended December 31, 2011. The decrease in net revenue from our device enablement product line was primarily due to a decrease in unit sales of some of our embedded device enablement products, in particular our XPort and, to a lesser extent, our Micro, which is a legacy embedded serial-to-ethernet solution. The decreases to the embedded device enablement products were partially offset by an increase in unit sales of our new products, XPort Pro and PremierWave. For the most part, net revenue from our external device enablement product line remained consistent with the comparable prior year period.  The decrease in net revenue from our device management product line was due to a decrease in unit sales of our SLS Spider product family that was partially offset by an increase in unit sales of our SLC console server product family.

The following table presents fiscal year-to-date net revenue by product line:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$17,106	79.1%	$20,352	81.7%	$(3,246)	(15.9%)
Device management	4,207	19.4%	4,234	17.0%	(27)	(0.6%)
Device networking	21,313	98.5%	24,586	98.7%	(3,273)	(13.3%)
Non-core	323	1.5%	325	1.3%	(2)	(0.6%)
Net revenue	$21,636	100.0%	$24,911	100.0%	$(3,275)	(13.1%)

The decrease in net revenue for the six months ended December 31, 2011, compared to the six months ended December 31, 2010 was primarily the result of a decrease in net revenue from our device enablement product lines. We believe that our net revenue was negatively impacted by worldwide general economic conditions and, in particular the EMEA region, which experienced a 20.8% decline in net revenue.  In addition, net revenue for the six months ended December 31, 2010 included approximately $639,000 of deferred revenue that was recognized as a result of entering into contracts that removed certain distributors’ rights to stock rotation and price protection in connection with an initiative to streamline our sales distribution channel.  There was no similar revenue recognized during the six months ended December 31, 2011. The decrease in net revenue from our device enablement product line was primarily due to a decrease in unit sales of some of our embedded device enablement products, in particular our XPort and, to a lesser extent, our Micro, which is a legacy embedded serial-to-ethernet solution. In addition, we had a $275,000 embedded royalty sale in the prior year that did not recur in the current year.  The decreases to the embedded device enablement products were partially offset by an increase in unit sales of our new products, XPort Pro and PremierWave. To a lesser extent, the decrease in net revenue from our device enablement product line was impacted by a decrease in unit sales of our external device enablement products, in particular our MSS product family, a legacy product, partially offset by an increase in unit sales of our EDS and Xpress product families.  The decrease in net revenue from our device management product line was due to a decrease in unit sales of our SCS product family, a legacy product, partially offset by an increase in unit sales of our SLS Spider product family.

Net Revenue by Geographic Region

The following table presents fiscal quarter net revenue by geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Americas	$5,847	55.9%	$6,106	48.0%	$(259)	(4.2%)
EMEA	2,933	28.1%	4,613	36.3%	(1,680)	(36.4%)
Asia Pacific	1,672	16.0%	2,000	15.7%	(328)	(16.4%)
Net revenue	$10,452	100.0%	$12,719	100.0%	$(2,267)	(17.8%)

The decrease in net revenue for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 reflects decreased unit sales in EMEA, Asia Pacific, and Americas. The decrease in net revenue from  EMEA region was in large part due to a decrease in unit sales in our embedded device enablement product lines and to a much lesser extent a decrease in external device enablement and device management product lines. In addition, net revenue for the three months ended December 31, 2010 included approximately $639,000, of which $489,000 related to EMEA and $150,000 related to Asia Pacific, of deferred revenue that was recognized as a result of entering into contracts that removed certain distributors’ rights to stock rotation and price protection in connection with an initiative to streamline our sales distribution channel.  There was no similar revenue recognized during the three months ended December 31, 2011. The decrease in net revenue in the Asia Pacific region was due to a decrease in unit sales of our device enablement and device management product lines. The decrease in net revenue in the Americas region was primarily due to a decrease in unit sales of our embedded device enablement product lines partially offset by increases in the device management and external device enablement product lines.

The following table presents fiscal year-to-date net revenue by geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Americas	$11,524	53.3%	$12,677	50.9%	$(1,153)	(9.1%)
EMEA	6,448	29.8%	8,144	32.7%	(1,696)	(20.8%)
Asia Pacific	3,664	16.9%	4,090	16.4%	(426)	(10.4%)
Net revenue	$21,636	100.0%	$24,911	100.0%	$(3,275)	(13.1%)

The decrease in net revenue for the six months ended December 31, 2011 compared to the six months ended December 31, 2010 reflects decreased unit sales in the EMEA, Americas, and Asia Pacific. The decrease in net revenue from  EMEA region was in large part due to a decrease in unit sales in our embedded device enablement product lines and to a lesser extent our device management product lines and external device enablement product lines. In addition, net revenue for the three months ended December 31, 2010 included approximately $639,000, of which $489,000 related to EMEA and $150,000 related to Asia Pacific, of deferred revenue that was recognized as a result of entering into contracts that removed certain distributors’ rights to stock rotation and price protection in connection with an initiative to streamline our sales distribution channel.  There was no similar activity during the six months ended December 31, 2011. The decrease in net revenue from the Americas region was primarily due to a decrease in unit sales of our embedded device enablement product lines. The decrease in net revenue in the Asia Pacific region was due to a decrease in unit sales of our device enablement product and device management product lines.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, freight, amortization of purchased intangible assets, establishing inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and manufacturing overhead, which includes personnel-related expenses, such as payroll, facilities expenses and share-based compensation.

The following table presents fiscal quarter gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$5,041	48.2%	$6,278	49.4%	$(1,237)	(19.7%)

The decrease in gross profit as a percent of net revenue (referred to as “gross margin”) for the three months ended December 31, 2011, compared to the three months ended December 31, 2010 was primarily due to a $480,000 charge taken for excess and obsolete inventories primarily as a result of a reduction in the sales forecasts for certain products, partially offset by a favorable change in product mix as a result of lower embedded device enablement unit sales and a reduction in manufacturing overhead costs.

The following table presents fiscal year-to-date gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$10,343	47.8%	$12,505	50.2%	$(2,162)	(17.3%)

The decrease in gross profit as a percent of net revenue (referred to as “gross margin”) for the six months ended December 31, 2011, compared to the six months ended December 31, 2010 was primarily due to a charge taken for excess and obsolete inventories primarily as a result of a reduction in the sales forecasts for certain products, partially offset by a favorable change in product mix as a result of lower embedded device enablement unit sales and a reduction in manufacturing overhead costs.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents fiscal quarter selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,541		$2,612		$(71)	(2.7%)
Professional fees and outside services	648		885		(237)	(26.8%)
Advertising and marketing	413		333		80	24.0%)
Facilities	331		283		48	17.0%)
Share-based compensation	113		382		(269)	(70.4%)
Depreciation	117		166		(49)	(29.5%)
Bad debt expense (recovery)	(6)		-		(6)	100.0%)
Other	284		427		(143)	(33.5%)
Selling, general and administrative	$4,441	42.5%	$5,088	40.0%	$(647)	(12.7%)

The decrease in selling, general and administrative expenses for the three months ended December 31, 2011, compared to the three months ended December 31, 2010 was primarily due to a decrease in share-based compensation due to reduction in headcount and a lower average stock price for options granted during the three months ended December 31, 2011. A decrease in professional fees and outside services as a result of the fees associated with the contested proxy during the three months ended December 31, 2010 that did not occur in the three months ended December 31, 2011 also contributed to the decrease in selling, general and administrative costs during the comparative periods. Cost reduction efforts, which resulted in a reduction in travel by employees, and a decrease in the number of board directors from nine to four, which resulted in reduced board fees paid, yielded a decrease in other expenses for the three months ended December 31, 2011 as compared to the comparable prior year period. Personnel-related expenses decreased for the three months ended December 31, 2011 as compared to the comparable prior year period as a result of the restructuring activities that occurred in November 2011, but this decrease was partially offset by an increase in salaries due to merit increases.

The following table presents fiscal year-to-date selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,385		$5,172		$213	4.1%
Professional fees & outside services	1,654		1,690		(36)	(2.1%)
Advertising and marketing	619		783		(164)	(20.9%)
Facilities	669		571		98	17.2%)
Share-based compensation	194		790		(596)	(75.4%)
Depreciation	245		331		(86)	(26.0%)
Bad debt expense (recovery)	10		1		9	900.0%
Other	629		803		(174)	(21.7%)
Selling, general and administrative	$9,405	43.5%	$10,141	40.7%	$(736)	(7.3%)

The decrease in selling, general and administrative expenses for the six months ended December 31, 2011, compared to the six months ended December 31, 2010 was primarily due to a decrease in share-based compensation as consideration for bonuses, a reduction in head count, and a lower average stock price for options granted during the six months ended December 31, 2011. Advertising and marketing expenses during the six months ended December 31, 2011 declined when compared to the prior year period as a result of cost saving measures. Cost reduction efforts, which resulted in a reduction in travel by employees, and a decrease in the number of board members, which resulted in reduced board fees paid, yielded a decrease in other expenses for the three months ended December 31, 2011 as compared to the comparable prior year period. These factors were partially offset by an increase in personnel-related expenses in the six months ended December 31, 2011 as compared to the comparable prior year period as a result of an increase in salaries due to annual merit increases, the effect of which was limited by a reduction in headcount as a result of the restructuring activities that occurred in November 2011.

Research and Development

Research and development expenses consist of personnel-related expenses, including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents fiscal quarter research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,088		$1,062		$26	2.4%
Facilities	212		266		(54)	(20.3%)
Professional fees and outside services	153		169		(16)	(9.5%)
Share-based compensation	71		86		(15)	(17.4%)
Depreciation	7		11		(4)	(36.4%)
Other	115		103		12	11.7%
Research and development	$1,646	15.7%	$1,697	13.3%	$(51)	(3.0%)

The decrease in research and development expenses for the three months ended December 31, 2011, compared to the three months ended December 31, 2010 was primarily due to a decrease in facilities expenses, a decrease in professional fees and outside services as a result of the timing of development projects, and a to decrease in share-based compensation due the reduction in head count and a lower average stock price for options granted during the comparable prior year period. Personnel-related expenses decreased for the three months ended December 31, 2011 as compared to the comparable prior year period as a result of the restructuring activities that occurred in November 2011, but this decrease was partially offset by an increase in salaries.

The following table presents fiscal year-to-date research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,264		$2,187		$77	3.5%
Facilities	425		532		(107)	(20.1%)
Professional fees & outside services	327		360		(33)	(9.2%)
Share-based compensation	137		236		(99)	(41.9%)
Depreciation	16		23		(7)	(30.4%)
Other	172		182		(10)	(5.5%)
Research and development	$3,341	15.4%	$3,520	14.1%	$(179)	(5.1%)

The decrease in research and development expenses for the six months ended December 31, 2011, compared to the six months ended December 31, 2010 was primarily due to a decrease in facilities expenses and a decrease in the use of share-based compensation as consideration for bonuses and a lower average stock price for options granted during the six months ended December 31 2011. These decreases were partially offset during the six months ended December 31, 2011 as compared to the prior year period by an increase in personnel-related expenses as a result of annual merit increases, despite the reduction in salary expense undertaken in November 2011 as a result of restructuring activities.

Restructuring Charges

During the three months ended December 31, 2011, we implemented a restructuring plan to reduce operating expenses and to improve future results of operations, which was substantially  completed as of December 31, 2011. As part of the restructuring plan, the workforce was reduced by 14 employees. The restructuring charges consisted primarily of severance related payments.

The following table presents fiscal quarter restructuring charges:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Restructuring charges	$269	2.6%	$-	0.0%	$269	100%

The following table presents fiscal year-to-date restructuring charges:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2011	Revenue	2010	Revenue	$	%
	(In thousands, except percentages)
Restructuring charges	$269	1.2%	$-	0.0%	$269	100%

Other Income (Expense), Net

The following table presents fiscal quarter other income (expense), net:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2011	Revenues	2010	Revenues	$	%

Other income (expense), net	$(8)	(0.1%)	$(5)	(0.0%)	$(3)	60.0%

The change in other income (expense), net, for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 is primarily due to foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

The following table presents fiscal year-to-date other income (expense), net:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2011	Revenues	2010	Revenues	$	%

Other income (expense), net	$(37)	(0.2%)	$24	0.1%	$(61)	(254.2%)

The change in other income (expense), net, for the six months ended December 31, 2011 compared to the six months ended December 31, 2010 is primarily due to foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar. Further, due to the decline in the Company’s stock price during the three months ended September 30, 2011, the Company reduced the carrying amount of a former director’s non-recourse loan to the fair value of the shares that collateralize the non-recourse note, which resulted in a $17,000 charge to other expense.

Amortization of Purchased Intangibles

The following table presents fiscal quarter amortization of purchased intangibles:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2011	Revenues	2010	Revenues	$	%

Amortization of purchased intangibles	$18	0.2%	$18	0.1%	$-	0.0%

The remaining balance of purchased intangibles of approximately $18,000 will be fully amortized by March 2012.

The following table presents fiscal year-to-date amortization of purchased intangibles:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2011	Revenues	2010	Revenues	$	%

Amortization of purchased intangibles	$36	0.2%	$36	0.1%	$-	0.0%

The remaining balance of purchased intangibles of approximately $18,000 will be fully amortized by March 2012.

Provision for Income Taxes

At December 31, 2011, our fiscal 2007 through fiscal 2011 tax years remained open to examination by the Federal, state, and foreign taxing authorities. We have net operating losses (“NOLs”) beginning in fiscal 2002 that would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Effective tax rate	1%	2%	1%	3%

We utilize the liability method of accounting for income taxes. The federal statutory rate was 34% for all periods. The difference between our effective tax rate and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a fully reserved allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our domestic net deferred tax assets.

Liquidity and Capital Resources

The following table presents information about our working capital and cash:

	December 31, 2011	June 30, 2011
	(In thousands)
Working capital	$2,385	$5,222
Cash and cash equivalents	$3,303	$5,836

The primary drivers affecting cash and liquidity are net revenue, working capital requirements, capital expenditures and principal payments on our debt.

As of December 31, 2011, we had $3.3 million of cash and cash equivalents and $2.4 million of working capital compared to $5.8 million of cash and cash equivalents and $5.2 million of working capital as of June 30, 2011.  Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe this concentration subjects the Company to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

Our future working capital requirements will depend on many factors, including the timing and amount of our net revenue, research and development expenses, and expenses associated with any strategic partnerships or acquisitions and infrastructure investments.

Based on current macro-economic conditions and conditions in the state of the device networking business, our own organizational structure and our current outlook, we presently expect our cash and cash equivalents will be sufficient to fund our operations, working capital and capital requirements for at least the next 12 months.  We incurred a net loss of $5.3 million for the year ended June 30, 2011 and incurred net losses of $1.4 million and $1.4 million for the subsequent quarters ended September 30, 2011 and December 31, 2011, respectively.  There can be no assurance that we will generate net profits or be cash flow positive in future periods.   Although, the Company expects its available cash generated from operations, together with existing sources of cash, if required, from our credit agreement will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements, we may be required, from time-to-time, to raise capital through either equity or debt arrangements or a hybrid thereof to (i) develop or enhance our products, (ii) take advantage of future opportunities,(iii) respond to competition or (iv) continue to operate our business. We cannot provide assurance that we will be able to raise capital, including, new equity, debt arrangements or a hybrid thereof or that required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders.

Loan Agreement

In September 2010, we and Silicon Valley Bank (“SVB”) entered into an amendment to the then outstanding Loan and Security Agreement (the “2010 Loan Amendment”), which provided for a two-year $4.0 million maximum revolving line (the “Revolving Line”) with a three-year $2.0 million term loan (the “Term Loan”). Pursuant to the Amended 2010 Loan Amendment, the proceeds from the Term Loan were used to pay the balance of $611,000 outstanding on the term loan that was made under our then-existing agreement with SVB. The Term Loan was funded on September 28, 2010 and is payable in 36 equal monthly installments of principal and accrued interest. There were no borrowings outstanding on the Revolving Line as of December 31, 2011.

We refer to the Loan and Security Agreement by and between the Company and SVB, as amended from time to time, as the “Amended Loan Agreement.” Pursuant to the Amended Loan Agreement, we have pledged substantially all of our assets to SVB.

We did not meet the Minimum Tangible Net Worth (“Minimum TNW”) covenant in the Amended Loan Agreement for the months of May and June in fiscal 2011. Accordingly, on August 18, 2011, we entered into a further amendment (the “2011 Loan Amendment”) to the Amended Loan Agreement. The 2011 Loan Amendment provided for (i) a limited waiver to the Minimum TNW covenant, (ii) a modification of the Minimum TNW covenant and (iii) a modification to the interest rate such that the interest on the Term Loan will accrue at a per annum rate equal to 2.50% above the prime rate, payable monthly.  The 2011 Loan Amendment provided that, if we achieved certain profitability thresholds for two consecutive fiscal quarters, so long as we continue to maintain such thresholds at the end of each subsequent fiscal quarter, the interest on the Term Loan shall accrue at a per annum rate equal to the prime rate plus 1.50%, payable monthly.  We have not met these profitability thresholds in any quarter since entering into the 2011 Loan Amendment.

On January 19, 2012, we entered into another amendment (the “2012 Loan Amendment”) to the Amended Loan Agreement. The 2012 Loan Amendment provided for (i) a modification of the minimum tangible net worth financial covenant, effective November 30, 2011, that now requires a tangible net worth of at least $2.5 million plus 50% of all consideration received for equity securities and subordinated debt; (ii) a monthly collateral monitoring fee of $2,000 if our credit extensions outstanding during the month are equal to or greater than $1.0 million, otherwise a monthly collateral fee of $500; (iii) a modification of the interest rate related to the Term Loan to the prime rate plus 3.00%, payable monthly.  If the Company achieves certain profitability thresholds for two consecutive fiscal quarters, for so long as the Company continues to maintain such thresholds, the interest shall accrue at a per annum rate equal to the prime rate plus 1.50%, payable monthly.  In addition, the 2012 Loan Amendment modified the interest rate related to the Revolving Line to the greater of (i) the prime rate plus 1.0% or (ii) 5.0%, payable monthly.

Upon entering into the 2010 Loan Amendment, we paid a fully earned, non-refundable commitment fee of $20,000 and an additional $15,000 which was required on the first anniversary of the effective date of the 2010 Loan Amendment. In connection with the 2011 Loan Amendment, we paid $5,000 in fees. Also, in connection with the 2012 Loan Amendment, we paid an additional $5,000 in fees in January 2012.

Minimum TNW is computed by subtracting goodwill and intangible assets from total shareholders’ equity less goodwill and intangible assets. If we continue to incur net losses, we may have difficulty satisfying the Minimum TNW financial covenant in the future. The following table presents the calculation of our Minimum TNW compared to the financial covenant requirements in the 2012 Loan Agreement:

	Actual TNW	Minimum TNW
	December 31, 2011	December 31, 2011
	(In thousands)
Minimum TNW	$2,669	$2,500

Pursuant to the 2012 Loan Amendment, the available borrowing capacity under the Revolving Line is limited to the lesser of (i) $4.0 million or (ii) the current portion of the trade accounts receivable balance, less fifty percent of the balance of deferred revenue, less outstanding letters of credit, less a $500,000 reserve for of the balance of Term Loan, less outstanding borrowings on the Revolving Line.

The following table presents the balance outstanding on the Term Loan, our available borrowing capacity and outstanding letters of credit, which were used to as security deposits:

	December 31, 2011	June 30, 2011
	(In thousands)
Term Loan	$1,167	$1,500
Available borrowing capacity under the Revolving Line	$487	$2,302
Outstanding letters of credit	$84	$84

As of December 31, 2011 and June 30, 2011, approximately $226,000 and $339,000, respectively, of our cash was held by our foreign subsidiaries in foreign bank accounts. Such cash may be unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign subsidiaries’ board of directors.

Cash Flows for the Six Months Ended December 31, 2011 and 2010

The following table presents the major components of the consolidated statements of cash flows:

	Six Months Ended December 31,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Net loss	$(2,821)	$(1,257)
Non-cash operating expenses, net	1,621	1,775
Changes in operating assets and liabilities:
Accounts receivable	1,489	(629)
Contract manufacturers' receivable	313	(473)
Inventories	228	(2,865)
Prepaid expenses and other current assets	208	87
Other assets	72	(31)
Accounts payable	(3,523)	3,210
Accrued payroll and related expenses	-	(286)
Warranty reserve	(29)	26
Restructuring accrual	(171)	-
Other liabilities	822	440
Cash received related to tenant incentives	-	32
Net cash provided by (used in) operating activities	(1,791)	29
Net cash used in investing activities	(305)	(220)
Net cash (used in) provided by financing activities	(437)	714
Effect of foreign exchange rate changes on cash	-	47
Increase (decrease) in cash and cash equivalents	$(2,533)	$570

Cash Flows for the Six Months Ended December 31, 2011 and 2010

Operating activities used cash during the six months ended December 31, 2011. This was the result of a net loss and cash used by operating assets and liabilities, partially offset by non-cash operating expenses. Significant non-cash items included depreciation, share-based compensation, and restructuring charges. Changes in operating assets and liabilities which contributed to a net use of cash during the six months ended December 31, 2011, as compared to the prior year period, included a decrease in accounts payable as we paid vendors in a timelier manner. These changes were partially offset by a decrease in accounts receivable, an increase in other liabilities due to an accrual for raw materials which have not been invoiced, a decrease in inventory, and a decrease in contract manufacturers’ receivable as a result of a decrease in their purchase of raw materials.

Operating activities provided cash during the six months ended December 31, 2010. This was the result of non-cash operating expenses offset by a net loss and cash used by operating assets and liabilities. Significant non-cash items included share-based compensation and depreciation. Changes in operating assets and liabilities that provided cash during the six months ended December 31, 2011 included an increase in accounts payable due to the timing of payments to vendors and an increase in other liabilities related to timing of payments on legal and consulting fees as a result of the proxy contest. These changes were partially offset by an increase in inventories mainly due to sourcing components directly to ensure supply and an increase in accounts receivable and contract manufacturers’ receivable due to the timing of collections and the increase in sales.

Investing activities used cash during the six months ended December 31, 2011 and 2010, due to the purchase of property and equipment primarily related to test equipment, software upgrades, and office equipment for our new sales offices in Hong Kong and Japan, respectively.

Financing activities used cash during the six months ended December 31, 2011 due to term loan payments, minimum tax withholding paid on behalf of employees related to the vesting of restricted shares, and payments for capital lease obligations.

Financing activities provided cash during the six months ended December 31, 2010 due to (i) proceeds from the amended term loan and (ii) proceeds from the sale of common shares through employee stock option exercises, partially offset by (iii) term loan payments, (iv) minimum tax withholding paid on behalf of employees related to the vesting of restricted shares and (v) payments for capital lease obligations.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal  financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”).  Based upon this evaluation, our principal executive officer and our principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter.  Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during that fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

We operate in a rapidly changing environment and our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 as well as any amendments thereto or additions and changes thereto contained in subsequent filings of quarterly reports on Form 10-Q. The disclosures in our Annual Report on Form 10-K and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, except as set forth below and as provided in any amendments, additions and changes thereto set forth in our Form 10-Q for the quarter ended September 30, 2011and our other reports filed with the SEC.

We have a history of losses.

We incurred net losses of $2.8 million for the six months ended December 31, 2011. There can be no assurance that we will be profitable or generate positive cash flows in future periods.  In the event we fail to achieve profitability in future periods, the value of our common stock may decline.  In addition, if we are unable to generate positive cash flows, we would be required to seek additional funding, which may not be available on favorable terms, if at all.

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including:

●	to fund working capital requirements for future growth that we may experience;

●	to enhance or expand the range of products we offer;

●	to increase our sales and marketing activities; or

●	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

If such funds are not available when required or on acceptable terms, our business and financial results could suffer. Further, if we attempt to obtain future additional financing, the issues facing the credit market could negatively impact our ability to obtain such financing.

We may issue additional shares of common stock that may dilute the value of our common stock and adversely affect the market price of our common stock.

In addition to the approximately 10.6 million shares of our common stock outstanding at December 31, 2011, we may issue additional shares of common stock in the following scenarios:

●	up to approximately 2.4 million shares of our common stock may be required to be issued pursuant to outstanding and/or future equity compensation awards; and

●
a significant number of additional shares of our common stock may be issued if we seek to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire our common stock or securities convertible into our common stock.

A large issuance of shares of our common stock, in any or all of the above scenarios, will decrease the ownership percentage of current outstanding stockholders and will likely result in a decrease in the market price of our common stock.  Any large issuance may also result in a change in control of the Company.

The terms of our amended credit facility may restrict our financial and operational flexibility and, in certain cases, our ability to operate.

The terms of our amended credit facility restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with other persons, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Further, we may be required to maintain specified financial ratios, including a Tangible Worth (“TNW”) Covenant and satisfy certain financial conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests.  Pursuant to amended credit agreement and the related loan and security agreement, we have pledged substantially all of our assets to our lender, Silicon Valley Bank (“SVB”).

In May and June of 2011, we violated the TNW covenant and SVB provided a waiver and amended the covenant in August 2011. In January 2012, we entered into another amendment, which further reduced the TNW covenant. If we continue to generate net losses, it could result in us not meeting the TNW covenant as amended. If the Term Loan were to be called by SVB, we would be required to repay all amounts owed under the Term Loan.  At that time, we may not have sufficient funds to repay SVB or to satisfy all of our other outstanding obligations.  If we cannot satisfy our obligations, SVB may have the right to foreclose on our assets and we would have difficulty continuing as a going concern.

Current conditions in the global economy and the major industry sectors that we serve may materially and adversely affect our business and results of operations.

Our business and operating results will continue to be affected by worldwide economic conditions. Uncertainty about global economic conditions poses a risk as consumers and businesses postpone spending in response to tighter credit, unemployment, negative news and/or declines in income or asset values, which could have a material negative effect on demand for the Company’s products and services.  As a result, existing or potential customers may delay or cancel plans to purchase products with our components embedded within which would have a material adverse effect on us. Further, our direct customers may experience similar conditions, which may impact their ability to fulfill their obligations to us. If the global economic slowdown continues for a significant period or there is significant further deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

Our industry may be adversely affected by the current sovereign debt crisis in Europe and elsewhere and by related global economic conditions.

The current European debt crisis and related European financial restructuring efforts may cause the value of the European currencies, including the Euro, to deteriorate, thus reducing the purchasing power of European customers and reducing the translated amounts of U.S. dollar revenues.  International sales have accounted for a significant percentage of our revenue and we anticipate that they will continue to account for a significant percentage of our revenue. In addition, the European crisis is contributing to instability in global credit markets. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in Europe, the United States or other key markets such as the Middle East, and Asiaremain uncertain, persist, or deteriorate further, customers' purchasing power and demand for our products could decline, and may adversely affect our business, financial condition results of operations and cash flows.

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

For example, we recently introduced the xPrintServer, a print solution for Apple iOS devices. The product’s success is dependent upon providing an easy to use print solution for iOS devices in the enterprise and consumer environment.  If Apple were to change the iOS technology, or Apple or another competitor were to introduce a new print application or similar product, it could result in the xPrintServer becoming obsolete. If this were to happen, our net revenue might not grow at the rate we anticipate, and it could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation		8-K	07/28/2005	99.1	07/29/2005

3.2	Amended and Restated Bylaws of The Registrant, adopted on July 1, 2010		10-Q	09/30/2009	3.1	11/12/2009

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation		8-K	12/18/2009	3.10	12/21/2009

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	X

10.1	Amendment dated January 19, 2012 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank.	X

10.2	Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank dated May 31, 2006	X

10.3	Borrower Agreement by Lantronix, Inc. in favor of Export-Import Bank of the United States dated May 23, 2006	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	X

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language):
(i) 101.INS BURL Instance Document**;
(ii) 101.SCH XBRL Taxonomy Extension Schema Document **;
(iii) 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document**;
(iv) 101.LAB XBRL Taxonomy Extension Label Linkbase Document**;
(v) 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**.
X

*	Furnished, not filed.
**
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC. (Registrant)

Date: February 13, 2012	By:	/s/ Kurt Busch
Kurt Busch
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeremy Whitaker
Jeremy Whitaker
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation		8-K	07/28/2005	99.1	07/29/2005

3.2	Amended and Restated Bylaws of The Registrant, adopted on July 1, 2010		10-Q	09/30/2009	3.1	11/12/2009

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation		8-K	12/18/2009	3.10	12/21/2009

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	X

10.1	Amendment dated January 19, 2012 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank.	X

10.2	Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank dated May 31, 2006	X

10.3	Borrower Agreement by Lantronix, Inc. in favor of Export-Import Bank of the United States dated May 23, 2006	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	X

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language):
(i) 101.INS BURL Instance Document**;
(ii) 101.SCH XBRL Taxonomy Extension Schema Document **;
(iii) 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document**;
(iv) 101.LAB XBRL Taxonomy Extension Label Linkbase Document**;
(v) 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**.
X

*	Furnished, not filed.
**
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.