Form 10-Q
period 2012-03-31
LANTRONIX INC
filed 2012-05-04
CIK 1114925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, there were 14,394,547 shares of the Registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q
FOR THE FISCAL QUARTER ENDED
March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$1,834	$5,836
Accounts receivable, net	2,675	2,908
Contract manufacturers' receivable	531	636
Inventories, net	6,751	9,160
Prepaid expenses and other current assets	733	605
Deferred tax assets	569	569
Total current assets	13,093	19,714

Property and equipment, net	1,615	1,761
Goodwill	9,488	9,488
Purchased intangible assets, net	-	54
Other assets	83	175
Total assets	$24,279	$31,192

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,426	$8,358
Accrued payroll and related expenses	2,276	2,000
Warranty reserve	227	268
Restructuring accrual	40	-
Current portion of long-term debt	667	667
Other current liabilities	3,028	3,199
Total current liabilities	10,664	14,492
Non-current liabilities:
Long-term liabilities	312	550
Long-term capital lease obligations	29	45
Long-term debt	333	833
Deferred tax liabilities	569	569
Total non-current liabilities	1,243	1,997
Total liabilities	11,907	16,489

Commitments and contingencies

Stockholders' equity:
Common Stock	1	1
Additional paid-in capital	193,311	192,780
Accumulated deficit	(181,339)	(178,477)
Accumulated other comprehensive income	399	399
Total stockholders' equity	12,372	14,703
Total liabilities and stockholders' equity	$24,279	$31,192

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenue (1)	$12,134	$12,382	$33,770	$37,293
Cost of revenue	6,215	6,023	17,508	18,429
Gross profit	5,919	6,359	16,262	18,864
Operating expenses:
Selling, general and administrative	4,087	4,942	13,492	15,083
Research and development	1,775	1,752	5,116	5,272
Restructuring charges	17	-	286	-
Amortization of purchased intangible assets	18	18	54	54
Total operating expenses	5,897	6,712	18,948	20,409
Income (loss) from operations	22	(353)	(2,686)	(1,545)
Interest expense, net	(26)	(29)	(76)	(87)
Other income (expense), net	(13)	(7)	(50)	17
Loss before income taxes	(17)	(389)	(2,812)	(1,615)
Provision for income taxes	24	10	50	41
Net loss	$(41)	$(399)	$(2,862)	$(1,656)

Net loss per share (basic and diluted)	$(0.00)	$(0.04)	$(0.27)	$(0.16)

Weighted-average shares (basic and diluted)	10,585	10,463	10,576	10,414

Net revenue from related parties	$238	$194	$649	$647

(1)	Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(2,862)	$(1,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	543	1,353
Depreciation	683	773
Provision for excess and obsolete inventories	539	181
Amortization of purchased intangible assets	54	67
Provision for doubtful accounts	39	15
Restructuring charges	286	-
Changes in operating assets and liabilities:
Accounts receivable	194	(1,163)
Contract manufacturers' receivable	105	(207)
Inventories	1,870	(2,699)
Prepaid expenses and other current assets	(128)	(89)
Other assets	92	(31)
Accounts payable	(3,932)	1,740
Accrued payroll and related expenses	276	(202)
Warranty reserve	(41)	28
Restructuring accrual	(246)	-
Other liabilities	(391)	(62)
Cash received related to tenant incentives	-	32
Net cash used in operating activities	(2,919)	(1,920)
Investing activities
Purchases of property and equipment	(446)	(292)
Net cash used in investing activities	(446)	(292)
Financing activities
Proceeds from term loan	-	2,000
Payment of term loan	(500)	(1,110)
Minimum tax withholding paid on behalf of employees for restricted shares	(30)	(131)
Payment of capital lease obligations	(125)	(271)
Net proceeds from issuances of common stock	18	76
Net cash provided by (used in) financing activities	(637)	564
Effect of foreign exchange rate changes on cash	-	53
Decrease in cash and cash equivalents	(4,002)	(1,595)
Cash and cash equivalents at beginning of period	5,836	10,075
Cash and cash equivalents at end of period	$1,834	$8,480

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (the “Company” or “Lantronix”) have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”)  Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on September 15, 2011. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2012, and the consolidated results of its operations for the three and nine months ended March 31, 2012 and 2011 and the consolidated cash flows for the nine months ended March 31, 2012. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Comprehensive loss is equal to net loss for all periods presented in the accompanying unaudited condensed consolidated statements of operations.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of this guidance will have a material impact on our financial statements.

In June 2011, the FASB issued new accounting guidance that requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented; however, in December 2011, the FASB issued an update which deferred this requirement and plans to reconsider it further during calendar 2012. The guidance is currently scheduled to become effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on our financial statements.

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on our financial statements.

2. Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Net loss	$(41)	$(399)	$(2,862)	$(1,656)
Denominator:
Weighted-average shares	10,635	10,639	10,626	10,590
Less: Unvested common shares	(50)	(176)	(50)	(176)
Weighted-average shares outstanding (basic and diluted)	10,585	10,463	10,576	10,414

Net loss per share (basic and diluted)	$(0.00)	$(0.04)	$(0.27)	$(0.16)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)
Common stock equivalents	1,169	948	1,648	966

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2012	June 30, 2011
	(In thousands)
Finished goods	$4,317	$6,475
Raw materials	2,518	1,912
Inventory at distributors *	1,107	1,436
Large scale integration chips **	631	714
Inventories, gross	8,573	10,537
Reserve for excess and obsolete inventory	(1,822)	(1,377)
Inventories, net	$6,751	$9,160

*	Balance represents finished goods held by distributors.
**	This item is sold individually and is also embedded into the Company's products.

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

The following table is a reconciliation of the changes to the product warranty liability for the periods presented:

	Nine Months Ended March 31, 2012	Year Ended June 30, 2011
		(In thousands)
Beginning balance	$268	$183
Charged to cost of revenues	63	288
Usage	(104)	(203)
Ending balance	$227	$268

5. Restructuring Charges and Accrual

In November 2011, the Company implemented a restructuring plan to reduce operating expenses and to improve future results of operations, which was substantially completed during the fiscal quarter ended December 31, 2011. As part of the restructuring plan, the workforce was reduced by 14 employees. The restructuring charges consisted primarily of severance related payments.

The following table presents a summary of the activity in the Company’s restructuring accrual (in thousands):

Restructuring accrual at June 30, 2011	$-
Restructuring charges	286
Cash payments	(246)
Restructuring accrual at March 31, 2012	$40

6. Bank Line of Credit and Debt

In September 2010, the Company and Silicon Valley Bank (“SVB”) entered into an amendment to the then outstanding Loan and Security Agreement (the “2010 Loan Amendment”), which provides for a two-year $4.0 million maximum revolving line (the “Revolving Line”) with a three-year $2.0 million term loan (the “Term Loan”). Pursuant to the 2010 Loan Amendment, the proceeds from the Term Loan were used to pay the balance of $611,000 outstanding on the term loan that was made under the Company’s then-existing agreement with SVB which was entered into in 2008. The Term Loan was funded on September 28, 2010 and is payable in 36 equal monthly installments of principal and accrued interest. There are no borrowings outstanding on the Revolving Line as of March 31, 2012.

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

On January 19, 2012, the Company entered into another amendment to the Amended Loan Agreement (the “2012 Loan Amendment”). The 2012 Loan Amendment provided for (i) a modification of the Minimum TNW covenant, effective November 30, 2011, that required a tangible net worth of at least $2.5 million plus 50% of all consideration received for equity securities and subordinated debt; (ii) a monthly collateral monitoring fee of $2,000 if our credit extensions outstanding during the month are equal to or greater than $1.0 million, otherwise a monthly collateral fee of $500, and (iii) a modification of the interest rate related to the Term Loan to the prime rate plus 3.00%, payable monthly. The 2012 Loan Amendment also provided that if the Company achieves certain profitability thresholds for two consecutive fiscal quarters, for so long as the Company continues to maintain such profitability thresholds at the end of each subsequent fiscal quarter, the interest shall accrue at a per annum rate equal to the prime rate plus 1.50%, payable monthly. Additionally, the 2012 Loan Amendment modified the interest rate to the Revolving Line to the greater of (i) the prime rate plus 1.0% or (ii) 5.0%, payable monthly.  The Company was in compliance with the Minimum TNW covenant as of March 31, 2012.

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

	Actual TNW	Minimum TNW
	March 31, 2012	March 31, 2012
		(In thousands)
Minimum TNW	$2,884	$2,500

The following table presents the balance outstanding on the Term Loan, the available borrowing capacity on the Revolving Line and outstanding letters of credit, which were used as security deposits:

	March 31, 2012	June 30, 2011
	(In thousands)
Term Loan	$1,000	$1,500
Available borrowing capacity under the Revolving Line	$2,321	$2,302
Outstanding letters of credit	$84	$84

Per the 2012 Loan Amendment, the available borrowing capacity under the Revolving Line is limited to the lesser of (i) $4.0 million or (ii) the current portion of the trade accounts receivable balance, less fifty percent of the balance of deferred revenue, less outstanding letters of credit, less a $500,000 reserve for of the balance of the Term Loan, less outstanding borrowings on the Revolving Line.

7. Stockholders’ Equity

Share-Based Plans

The Company has share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. In addition, the Company has granted restricted stock awards to certain employees and board members under these share-based plans.

The following table presents a summary of share-based compensation by functional line item:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)
Cost of revenues	$7	$10	$28	$45
Selling, general and administrative	123	202	317	992
Research and development	61	80	198	316
Total share-based compensation	$191	$292	$543	$1,353

Stock Option Awards

The following table presents a summary of option activity under all of the Company’s stock option plans:

Number of Shares
(In thousands)
Balance of options outstanding at June 30, 2011	1,818
Options granted	893
Options forfeited	(228)
Options expired	(290)
Options exercised	(8)
Balance of options outstanding at March 31, 2012	2,185

The following table presents stock option grant date information:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Weighted-average grant date fair value per share	$1.18	$2.26	$1.16	$2.20
Weighted-average grant date exercise price per share	$1.81	$3.58	$1.83	$3.45

8. Income Taxes

The Company utilizes the liability method of accounting for income taxes. The following table presents the Company’s effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Effective tax rate	141%	3%	2%	3%

The difference between the Company’s effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a fully reserved allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. The effective tax rate of 141% for the three months ended March 31, 2012 was the result of the above factors, along with the fact that the Company’s consolidated loss before income taxes was only $17,000.

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

10. Subsequent Events

Private Placement Sale of Common Stock

On April 24, 2012, the Company entered into a Stock Purchase Agreement with TL Investment GmbH (“TL Investment”), its largest shareholder, which is beneficially owned by Bernhard Bruscha, a founder and director of the Company. Pursuant to the agreement, on April 25, 2012, the Company sold to TL Investment in a private placement transaction 1,605,709 shares of its common stock at $2.8025 per share for net proceeds of approximately $4.4 million. After taking into effect the public offering completed on May 1, 2012 discussed below (excluding the over-allotment), TL Investment’s ownership percentage of Lantronix changed from approximately 40.4% to approximately 40.8%. The common stock was priced at $0.0025 above the  NASDAQ closing bid price and last sale price of $2.80 on April 24, 2012. No discounts were applied to the sale. The sale of the shares to TL Investment was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder, as transactions not involving a public offering.

Public Offering

On April 26, 2012, the Company entered into a firm commitment underwriting agreement with Roth Capital Partners, LLC (“Roth”)  in connection with the offer and sale by the Company of 2,200,000 shares of its common stock, par value $0.0001 per share, to the public at a price of $2.50 per share. The Company granted Roth a 30-day option to purchase up to 330,000 additional shares of its common stock to cover over-allotments, if any. The Company received net proceeds from the offering of approximately $4.9 million (assuming that Roth does not exercise its over-allotment option). The offering closed on May 1, 2012. If Roth exercises its over-allotment option in full, the Company would receive additional net proceeds of approximately $767,000.

In aggregate, the Company received total net cash proceeds of approximately $9.3 million from the private placement and public offering common stock sales described above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   The Company ( as defined below in the “Overview”) intends the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are “forward-looking statements” for purposes of these sections. These statements include, among other things, statements concerning projected net revenues, expenses, gross profit and net income (loss), the need for additional capital, market acceptance of our products, our ability to achieve further product integration, the status of evolving technologies and their growth potential and our production capacity. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements can sometimes be identified by the use of  forward-looking words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “projects,” “should,” “goal,” “continues,” “pro forma,” “forecasts,” “confident,” and “guidance,” other forms of these words or similar words or expressions or the negative thereof.  Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company’s results or future business, financial condition, results of operations or performance to differ materially from the historical results or those expressed or implied in any forward-looking statements contained in this report.  Investors should carefully review the information contained in, or incorporated by reference into, the Company’s annual report on Form10-K for the year ended June 30, 2011 and the subsequent reports on Forms 10-Q and 8-K that we file with the Securities and Exchange Commission (the “SEC”) for a description of these risks and uncertainties. These forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement.  If the Company does update or correct one or more of these statements, investors and others should not conclude that the Company will make additional updates or corrections.

Overview

Lantronix, Inc. (the “Company” or “we” or “us”) designs, develops, markets and sells secure communication technologies that simplify  access and communication with and between virtually any electronic device. Our smart connectivity solutions enable sharing data between devices and applications to empower businesses to make better decisions based on real-time information, and gain a competitive advantage by generating new revenue streams, improving productivity and increasing efficiency and profitability. Easy to integrate and deploy, Lantronix products remotely and securely connect electronic equipment via networks and the Internet. Our device enablement solutions enable individual electronic products to be connected to a wired or wireless network for the primary purpose of remote access. Our device management solutions address applications that manage equipment at data centers and remote branch offices to provide a reliable, single point of control and data flow management for potentially thousands of networked devices.

Our innovative networking solutions include fully-integrated hardware and software devices, as well as software tools, to develop related customer applications. Because we deal with network connectivity, we provide solutions to broad market segments, including industrial and building automation, security, medical, transportation, retail/POS, financial, government, consumer electronics/appliances,, information technology (“IT”), data centers, pro-AV/signage and others.

Recent Financings

On April 24, 2012, we entered into a Stock Purchase Agreement with TL Investment GmbH (“TL Investment”), our largest shareholder, which is beneficially owned by Bernhard Bruscha, a founder and director of the Company. Pursuant to the agreement, on April 25, 2012, we sold to TL Investment in a private placement transaction 1,605,709 shares of our common stock at $2.8025 per share for net proceeds of approximately $4.4 million. After taking into effect the public offering completed on May 1, 2012 discussed below (excluding the over-allotment), TL Investment’s ownership percentage of Lantronix changed from approximately 40.4% to approximately 40.8%. The common stock was priced at $0.0025 above the NASDAQ closing bid price and last sale price of $2.80 on April 24, 2012. No discounts were applied to the sale. The sale of the shares to TL Investment was exempt from the registration requirements of the Securities Act of 1933, as amended, as a transaction not involving a public offering.  The sale of the shares to TL Investment was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder, as transactions not involving a public offering.

On April 26, 2012, we entered into a firm commitment underwriting agreement with Roth Capital Partners, LLC (“Roth”) in connection with the offer and sale by the Company of 2,200,000 shares of its common stock, par value $0.0001 per share, to the public at a price of $2.50 per share. We granted Roth a 30-day option to purchase up to 330,000 additional shares of its common stock to cover over-allotments, if any. We received net proceeds from the offering of approximately $4.9 million (assuming that Roth does not exercise its over-allotment option). The offering closed on May 1, 2012. If Roth exercises its over-allotment option in full, we would receive additional net proceeds of approximately $767,000, and TL Investment’s ownership percentage of Lantronix would change to 39.9%.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Except as described below, there have been no significant changes in our critical accounting policies and estimates during the three and nine months ended March 31, 2012 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Goodwill impairment testing requires us to compare the fair value of our one reporting unit to its carrying amount, including goodwill, and record an impairment charge if the carrying amount of the reporting unit exceeds its estimated fair value. We perform goodwill impairment tests on an annual basis, and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We operate in one segment that is comprised of a single reporting unit. We evaluate goodwill for potential impairment by comparing the carrying value of total stockholders’ equity to our market capitalization.

We monitor our stock price and its effect on our market capitalization. As of March 31, 2012, the fair value of our single reporting unit was estimated to be $29.6 million based upon our market capitalization, as compared to the reporting unit’s carrying amount, including goodwill, of $12.4 million. As of March 31, 2012, we have $9.5 million of goodwill reflected in our consolidated balance sheet. If actual results are not consistent with our assumptions and judgments used in estimating fair value, we may be exposed to goodwill impairment losses.

Key Factors in the 2012 Third Fiscal Quarter

The following is a summary of the key factors and significant events that impacted our financial performance during the three months ended March 31, 2012:

•	Net revenue was $12.1 million for the three months ended March 31, 2012, a decrease of $0.3 million or 2.0%, compared to $12.4 million for the three months ended March 31, 2011.

•	Gross profit as a percent of net revenue was 48.8% for the three months ended March 31, 2012, compared to 51.4% for the three months ended March 31, 2011.

•
Net loss was $41,000, or $0.00 per basic and diluted share, for the three months ended March 31, 2012, compared to $399,000, or $0.04 per basic and diluted share, for the three months ended March 31, 2011.

•	Cash and cash equivalents were $1.8 million as of March 31, 2012, a decrease of $4.0 million, compared to $5.8 million as of the end of June 30, 2011.

•	Net accounts receivable were $2.7 million as of March 31, 2012, a decrease of $0.2 million, compared to $2.9 million as of June 30, 2011.

•	Net inventories were $6.8 million as of March 31, 2012, a decrease of $2.4 million, compared to $9.2 million as of June 30, 2011.

Comparison of the Three and Nine Months Ended March 31, 2012 and 2011

Net Revenue by Product Line

The following table presents fiscal quarter net revenue by product line:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$9,468	78.0%	$9,551	77.1%	$(83)	(0.9%)
Device management	2,555	21.1%	2,652	21.4%	(97)	(3.7%)
Device networking	12,023	99.1%	12,203	98.5%	(180)	(1.5%)
Non-core	111	0.9%	179	1.5%	(68)	(38.0%)
Net revenue	$12,134	100.0%	$12,382	100.0%	$(248)	(2.0%)

The decrease in net revenue for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 was primarily the result of (i) a decrease in unit sales of our SLC product family within our device management product line, which was partially offset by sales of the xPrintServer-Network Edition, which began pre-ordering on December 13, 2011 and shipping on January 24, 2012 and (ii) decreases in unit sales of our Intellibox and MSS products within our external device enablement product family, which were partially offset by increases in unit sales of our EDS and UDS products.

The following table presents fiscal year-to-date net revenue by product line:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$26,574	78.7%	$29,903	80.2%	$(3,329)	(11.1%)
Device management	6,762	20.0%	6,886	18.5%	(124)	(1.8%)
Device networking	33,336	98.7%	36,789	98.7%	(3,453)	(9.4%)
Non-core	434	1.3%	504	1.3%	(70)	(13.9%)
Net revenue	$33,770	100.0%	$37,293	100.0%	$(3,523)	(9.4%)

The decrease in net revenue for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011 was primarily the result of a decrease in net revenue from our device enablement product line. We believe that our net revenue was negatively impacted by worldwide general economic conditions. In addition, net revenue for the nine months ended March 31, 2011 included approximately $639,000 of deferred revenue that was recognized as a result of entering into contracts that removed certain distributors’ rights to stock rotation and price protection in connection with an initiative to streamline our sales distribution channel. There was no similar revenue recognized during the nine months ended March 31, 2012. The decrease in net revenue from our device enablement product line was primarily due to a decrease in unit sales of some of our embedded device enablement products, in particular our xPort and, to a lesser extent, our Micro, which is a legacy embedded serial-to-ethernet solution. In addition, we had a $275,000 embedded royalty sale in the prior year that did not recur in the current year. The decreases to the embedded device enablement products were partially offset by an increase in unit sales of our new products, xPort Pro and PremierWave. To a lesser extent, the decrease in net revenue from our device enablement product line was impacted by a decrease in unit sales of our external device enablement products, in particular our MSS product family, a legacy product, partially offset by an increase in unit sales of our EDS and Xpress product families. The decrease in net revenue from our device management product line was due to a decrease in unit sales of our SLS and SCS product families, partially offset by sales of our recently introduced xPrintServer-Network Edition and an increase in unit sales of our SLS Spider product family.

Net Revenue by Geographic Region

The following table presents fiscal quarter net revenue by geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,392	52.7%	$6,698	54.1%	$(306)	(4.6%)
EMEA	3,945	32.5%	3,749	30.3%	196	5.2%
Asia Pacific	1,797	14.8%	1,935	15.6%	(138)	(7.1%)
Net revenue	$12,134	100.0%	$12,382	100.0%	$(248)	(2.0%)

The decrease in net revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 reflects decreased unit sales in Asia Pacific and Americas. The decrease in net revenue in the Asia Pacific region was primarily due to a decrease in unit sales in our device management product line. The decrease in net revenue in the Americas region was primarily due to a decrease in unit sales of our device enablement product line, device management product line, and non-core products. These decreases were partially offset by an increase in net revenue in Europe, Middle East and Africa (“EMEA”) due to an increase in our embedded device enablement products.

The following table presents fiscal year-to-date net revenue by geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Americas	$17,916	53.1%	$19,375	52.0%	$(1,459)	(7.5%)
EMEA	10,393	30.8%	11,893	31.9%	(1,500)	(12.6%)
Asia Pacific	5,461	16.1%	6,025	16.1%	(564)	(9.4%)
Net revenue	$33,770	100.0%	$37,293	100.0%	$(3,523)	(9.4%)

The decrease in net revenue for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 reflects decreased unit sales in the EMEA, Americas, and Asia Pacific regions. The decrease in net revenue from the EMEA region was in large part due to a decrease in unit sales in our embedded device enablement products and, to a lesser extent, our external device enablement products and device management line. In addition, net revenue for the nine months ended March 31, 2011 included approximately $639,000 of deferred revenue that was recognized as a result of entering into contracts that removed certain distributors’ rights to stock rotation and price protection in connection with an initiative to streamline our sales distribution channel. Of the $639,000, $489,000 related to EMEA and $150,000 related to Asia Pacific. There was no similar activity during the nine months ended March 31, 2012. The decrease in net revenue from the Americas region was primarily due to a decrease in unit sales in our device enablement product line. The decrease in net revenue in the Asia Pacific region was due to a decrease in unit sales of our device enablement product and device management product lines.

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

The following table presents fiscal quarter gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$5,919	48.8%	$6,359	51.4%	$(440)	(6.9%)

The decrease in gross profit as a percent of net revenue (referred to as “gross margin”) for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 was primarily due to (i) higher freight costs, as we expedited certain inventory shipments and receipts to meet higher than expected customer demand and (ii) lower absorption of  manufacturing overhead costs as a result of decreased inventory levels.

The following table presents fiscal year-to-date gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$16,262	48.2%	$18,864	50.6%	$(2,602)	(13.8%)

The decrease in gross margin for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011 was primarily due to a charge taken for excess and obsolete inventories primarily as a result of a reduction in the sales forecasts for certain products, partially offset by a favorable change in product mix as a result of lower embedded device enablement unit sales.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents fiscal quarter selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,482		$2,530		$(48)	(1.9%)
Professional fees and outside services	346		871		(525)	(60.3%)
Advertising and marketing	410		544		(134)	(24.6%)
Facilities	303		255		48	18.8%
Share-based compensation	123		202		(79)	(39.1%)
Depreciation	104		166		(62)	(37.3%)
Bad debt expense	29		14		15	100.0%
Other	290		360		(70)	(19.4%)
Selling, general and administrative	$4,087	33.7%	$4,942	39.9%	$(855)	(17.3%)

The decrease in selling, general and administrative expenses for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 was primarily due to (i) a decrease in professional fees and outside services as a result of the completion during the current fiscal year of the internal investigation which began during the three months ended March 31, 2011; (ii) cost reduction efforts and the completion of our e-commerce website resulting in a decrease in advertising and marketing fees; (iii) a decrease in share-based compensation as a result of a reduction in headcount and lower average stock price for options granted during the three months ended March 31, 2011; (iv) reduced employee travel expenses; and (v) a decrease in the number of board members resulting in a reduction in board fees and related expense.

The following table presents fiscal year-to-date selling, general and administrative expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$7,871		$7,705		$166	2.2%
Professional fees & outside services	2,001		2,562		(561)	(21.9%)
Advertising and marketing	1,029		1,328		(299)	(22.5%)
Facilities	972		827		145	17.5%
Share-based compensation	317		992		(675)	(68.0%)
Depreciation	349		497		(148)	(29.8%)
Bad debt expense (recovery)	39		15		24	160.0%
Other	914		1,157		(243)	(21.0%)
Selling, general and administrative	$13,492	40.0%	$15,083	40.4%	$(1,591)	(10.5%)

The decrease in selling, general and administrative expenses for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011 was primarily due to (i) a decrease in share-based compensation as consideration for bonuses, a reduction in head count and a lower average stock price for options; (ii) a decrease in professional fees and outside services as a result of the completion in the current fiscal year of the internal investigation which began during the nine months ended March 31, 2011; (iii) cost reduction efforts and the completion of our e-commerce website resulting in a decrease in advertising and marketing fees; (iv) reduced employee travel expenses; and (v) a decrease in the number of board members resulting in a reduction in board fees and related expense. These factors were partially offset by an increase in personnel-related expenses in the nine months ended March 31, 2012 as compared to the comparable prior year period as a result of an increase in salaries due to annual merit increases, the effect of which was limited by a reduction in headcount as a result of the restructuring activities that occurred in November 2011.

Research and Development

Research and development expenses consist of personnel-related expenses, including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents fiscal quarter research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,212		$1,151		$61	5.3%
Facilities	200		228		(28)	(12.3%)
Professional fees and outside services	196		147		49	33.3%
Share-based compensation	61		80		(19)	(23.8%)
Depreciation	6		10		(4)	(40.0%)
Other	100		136		(36)	(26.5%)
Research and development	$1,775	14.6%	$1,752	14.1%	$23	1.3%

Research and development expenses increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to an increase in salaries and increased professional fees and outside services as a result of the timing of development projects. This increase was substantially offset by a decrease in facilities expenses and other expenses as a result of various cost savings measures.

The following table presents fiscal year-to-date research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,478		$3,339		$139	4.2%
Facilities	625		760		(135)	(17.8%)
Professional fees & outside services	523		505		18	3.6%
Share-based compensation	198		316		(118)	(37.3%)
Depreciation	22		33		(11)	(33.3%)
Other	270		319		(49)	(15.4%)
Research and development	$5,116	15.1%	$5,272	14.1%	$(156)	(3.0%)

The decrease in research and development expenses for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011 was primarily due to a decrease in facilities expenses and a decrease in the use of share-based compensation as consideration for bonuses and a lower average stock price for options granted during the nine months ended March 31, 2012. Other expenses decreased as a result of various cost savings measures, including a reduction in travel expenses. These decreases were partially offset during the nine months ended March 31, 2012, as compared to the prior year period, by an increase in personnel-related expenses as a result of annual merit increases, despite the reduction in salary expense undertaken in November 2011 as a result of restructuring activities.

Restructuring Charges

During the second quarter of the fiscal year ending June 30, 2012, we implemented a restructuring plan to reduce operating expenses and to improve future results of operations. As part of the restructuring plan, the workforce was reduced by 14 employees. The restructuring charges consisted primarily of severance-related payments. The restructuring plan was substantially completed as of December 31, 2011; however, in March 2012, we adjusted our restructuring accrual by $17,000 to reflect a revision to our estimate for expected severance benefits.

The following table presents fiscal quarter restructuring charges:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Restructuring charges	$17	0.1%	$-	0.0%	$17	100%

The following table presents fiscal year-to-date restructuring charges:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Restructuring charges	$286	0.8%	$-	0.0%	$286	100%

Other Income (Expense), Net

The following table presents fiscal quarter other income (expense), net:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2012	Revenues	2011	Revenues	$	%

Other income (expense), net	$(13)	(0.1%)	$(7)	(0.1%)	$(6)	85.7%

The change in other income (expense), net, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is primarily due to foreign currency re-measurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

The following table presents fiscal year-to-date other income (expense), net:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2012	Revenues	2011	Revenues	$	%

Other income (expense), net	$(50)	(0.1%)	$17	0.0%	$(67)	(394.1%)

The change in other income (expense), net, for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 is primarily due to foreign currency re-measurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar. In addition, due to the decline in our stock price during the three months ended September 30, 2011, we reduced the carrying amount of a former director’s non-recourse loan to the fair value of the shares that collateralize the non-recourse note, which resulted in a $17,000 charge to other expense.

Provision for Income Taxes

At March 31, 2012, our fiscal 2007 through fiscal 2011 tax years remained open to examination by the Federal, state, and foreign taxing authorities. We have net operating losses (“NOLs”) beginning in fiscal 2002 that would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Effective tax rate	141%	3%	2%	3%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates in the periods presented above and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a fully reserved allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets, will more likely, than not be realized. As a result of our cumulative losses, we provided a full valuation allowance against our domestic net deferred tax assets.

Liquidity and Capital Resources

The following table presents information about our working capital and cash:

	March 31, 2012	June 30, 2011
	(In thousands)
Working capital	$2,429	$5,222
Cash and cash equivalents	$1,834	$5,836

Our sources of cash and liquidity include cash and cash equivalents, amounts under our credit facilities and cash from operations. We believe that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments for at least the next 12 months. The primary drivers affecting cash and liquidity are net revenue, working capital requirements, capital expenditures and principal payments on our debt.

As of March 31, 2012, we had $1.8 million of cash and cash equivalents. In April 2012, we completed a private placement of our common stock and received $4.4 million in net cash proceeds, and in May 2012 we completed an underwritten public offering of our common stock and received approximately $4.9 million in net cash proceeds. As a result, as of May 1, 2012, we added $9.3 million in net cash proceeds to our working capital.

Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe this concentration subjects us to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

Our future working capital requirements will depend on many factors, including the timing and amount of our net revenue, research and development expenses, and expenses associated with any strategic partnerships or acquisitions and infrastructure investments.

We incurred a net loss of $5.3 million for the year ended June 30, 2011 and incurred net losses of $1.4 million, $1.4 million, and $41,000 for the subsequent quarters ended September 30, 2011, December 31, 2011 and March 31, 2012, respectively. There can be no assurance that we will generate net profits or be cash flow positive in future periods. Although, we expect our available cash generated from operations, together with existing sources of cash, cash raised from the recent sales of our common stock and, if required, from our credit agreement will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements, we may be required, from time-to-time, to raise capital through either equity or debt arrangements or a hybrid thereof to (i) develop or enhance our products, (ii) take advantage of future opportunities,(iii) respond to competition or (iv) continue to operate our business. We cannot provide assurance that we will be able to raise capital, including, new equity, debt arrangements or a hybrid thereof or that required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders in the future.

To improve our liquidity, during the quarter ended March 31, 2012, we reduced net inventories to $6.8 million as of March 31, 2012, a decrease of $2.4 million or 26%, compared to $9.2 million as of June 30, 2011. While we will continue to refine our process to optimize our inventory levels, we expect that our increase in working capital will allow us to put into place stocking levels for new product releases more consistent with anticipated customer demand.

Loan Agreement

In September 2010, we and Silicon Valley Bank (“SVB”) entered into an amendment to the then outstanding Loan and Security Agreement (the “2010 Loan Amendment”), which provided for a two-year $4.0 million maximum revolving line (the “Revolving Line”) with a three-year $2.0 million term loan (the “Term Loan”). Pursuant to the 2010 Loan Amendment, the proceeds from the Term Loan were used to pay the balance of $611,000 outstanding on the term loan that was made under our then-existing agreement with SVB. The Term Loan was funded on September 28, 2010 and is payable in 36 equal monthly installments of principal and accrued interest. There were no borrowings outstanding on the Revolving Line as of March 31, 2012.

We refer to the Loan and Security Agreement by and between us and SVB, as amended from time to time, as the “Amended Loan Agreement.” Pursuant to the Amended Loan Agreement, we have pledged substantially all of our assets to SVB. The Amended Loan Agreement is comprised of two substantially similar contracts, one which is collateralized by our domestic operations and another which is collateralized by our foreign operations. In connection with a Borrower Agreement dated as of May 23, 2006 by the Company in favor of Export-Import Bank of the United States (“Ex-Im Bank”), Ex-Im Bank has guaranteed our performance under the foreign portion of the Amended Loan Agreement.

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

On January 19, 2012, we entered into another amendment (the “2012 Loan Amendment”) to the Amended Loan Agreement. The 2012 Loan Amendment provided for (i) a modification of the minimum tangible net worth financial covenant, effective November 30, 2011, that now requires a tangible net worth of at least $2.5 million plus 50% of all consideration received for equity securities and subordinated debt; (ii) a monthly collateral monitoring fee of $2,000 if our credit extensions outstanding during the month are equal to or greater than $1.0 million, otherwise a monthly collateral fee of $500; (iii) a modification of the interest rate related to the Term Loan to the prime rate plus 3.00%, payable monthly. If we achieve certain profitability thresholds for two consecutive fiscal quarters, for so long as we continue to maintain such thresholds, the interest shall accrue at a per annum rate equal to the prime rate plus 1.50%, payable monthly. In addition, the 2012 Loan Amendment modified the interest rate related to the Revolving Line to the greater of (i) the prime rate plus 1.0% or (ii) 5.0%, payable monthly.

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

	Actual TNW	Minimum TNW
	March 31, 2012	March 31, 2012
	(In thousands)
Minimum TNW	$2,884	$2,500

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

The following table presents the balance outstanding on the Term Loan, our available borrowing capacity and outstanding letters of credit, which were used to as security deposits:

	March 31, 2012	June 30, 2011
	(In thousands)
Term Loan	$1,000	$1,500
Available borrowing capacity under the Revolving Line	$2,321	$2,302
Outstanding letters of credit	$84	$84

As of March 31, 2012 and June 30, 2011, approximately $340,000 and $339,000, respectively, of our cash was held by our foreign subsidiaries in foreign bank accounts. Such cash may be unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign subsidiaries’ board of directors.

Cash Flows for the Nine Months Ended March 31, 2012 and 2011

The following table presents the major components of the consolidated statements of cash flows:

	Nine Months Ended March 31,
	2012	2011
	(In thousands)
Net loss	$(2,862)	$(1,656)
Non-cash operating expenses, net	2,144	2,389
Changes in operating assets and liabilities:
Accounts receivable	194	(1,163)
Contract manufacturers' receivable	105	(207)
Inventories	1,870	(2,699)
Prepaid expenses and other current assets	(128)	(89)
Other assets	92	(31)
Accounts payable	(3,932)	1,740
Accrued payroll and related expenses	276	(202)
Warranty reserve	(41)	28
Restructuring accrual	(246)	-
Other liabilities	(391)	(62)
Cash received related to tenant incentives	-	32
Net cash used in operating activities	(2,919)	(1,920)
	(446)	(292)
Net cash (used in) provided by financing activities	(637)	564
Effect of foreign exchange rate changes on cash	-	53
Decrease in cash and cash equivalents	$(4,002)	$(1,595)

Operating activities used cash during the nine months ended March 31, 2012. This was the result of a net loss and cash used by operating assets and liabilities, partially offset by non-cash operating expenses. Significant non-cash items included a provision for excess and obsolete inventories, depreciation, share-based compensation, and restructuring charges. Changes in operating assets and liabilities which contributed to a net use of cash during the nine months ended March 31, 2012, as compared to the prior year period, included a decrease in accounts payable as we paid vendors in a more timely manner. These changes were partially offset by a decrease in inventory, a decrease in accounts receivable, an increase in accrued payroll, and a decrease in contract manufacturers’ receivable as a result of a decrease in their purchase of raw materials.

Operating activities used cash during the nine months ended March 31, 2011. This was the result of a net loss and cash used by operating assets and liabilities, offset by non-cash operating expenses. Significant non-cash items included a provision for excess and obsolete inventories, share-based compensation and depreciation. The changes in operating assets and liabilities that had a significant impact on the cash used in operating activities included an increase in inventories mainly due to sourcing components directly to ensure supply and an increase in accounts and contract manufacturers’ receivables due to the timing of collections and the increase in sales. These changes were partially offset by an increase in accounts payable due to the timing of payments and the increase in inventory.

Investing activities used cash during the nine months ended March 31, 2012 and 2011, due to the purchase of property and equipment primarily related to test equipment, software upgrades, and office equipment for our new sales offices in Hong Kong and Japan, respectively.

Financing activities used cash during the nine months ended March 31, 2012 primarily due to term loan payments, and payments for capital lease obligations.

Financing activities provided cash during the nine months ended March 31, 2011 as a result of proceeds received from the amended term loan and proceeds from the sale of common shares through employee stock option exercises. These were partially offset by (i) payments related to the Term Loan, (ii) payments on capital lease obligations and (iii) minimum tax withholding paid on behalf of employees related to the vesting of restricted shares.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

We operate in a rapidly changing environment and our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 as well as any amendments thereto or additions and changes thereto contained in subsequent filings of quarterly reports on Form 10-Q. The disclosures in our Annual Report on Form 10-K and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, except as set forth below and as provided in any amendments, additions and changes thereto set forth in our Form 10-Q for the quarters ended September 30, 2011 and December 31, 2011 and our other reports filed with the SEC.

We have a history of losses.

We incurred net losses of $2.9 million for the nine months ended March 31, 2012. There can be no assurance that we will be profitable or generate positive cash flows in future periods.  In the event we fail to achieve profitability in future periods, the value of our common stock may decline.  In addition, if we are unable to generate positive cash flows, we would be required to seek additional funding, which may not be available on favorable terms, if at all.

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

To remain competitive, we must continue to make significant investments to operate our business and continue the development of our products. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including:

●	to fund working capital requirements;
●	to update, enhance or expand the range of products we offer;
●	to increase our sales and marketing activities; or
●	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

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

In April and May 2012, we issued approximately 1,605,709 shares of our common stock in connection with a private placement and 2,200,000 shares of our common stock in a public offering. After these issuances, we had approximately 14.4 million shares of our common stock outstanding. We have also granted the underwriter for the public offering a 30-day option (expiring May 26, 2012) to purchase up to 330,000 additional shares of our common stock to cover over-allotments, if any. In addition to this total, we may issue additional shares of common stock in the future under several scenarios including:

●	up to approximately 2.2 million shares of our common stock may be required to be issued pursuant to outstanding and/or future equity compensation awards; and
●
a significant number of additional shares of our common stock may be issued if we seek to raise additional capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire our common stock or securities convertible into our common stock.

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

The terms of our amended credit facility restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with other persons, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Further, we may be required to maintain specified financial ratios, including a Minimum Tangible Worth (“ Minimum TNW”) covenant and satisfy certain financial conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests.  Pursuant to amended credit agreement and the related loan and security agreement, we have pledged substantially all of our assets to our lender, Silicon Valley Bank (“SVB”).

In May and June of 2011, we violated the Minimum TNW covenant and SVB provided a waiver and amended the covenant in August 2011. In January 2012, we entered into another amendment, which further reduced the Minimum TNW covenant. If we continue to generate net losses, it could result in us not meeting the Minimum TNW covenant as amended. If the Term Loan were to be called by SVB, we would be required to repay all amounts owed under the Term Loan.  At that time, we may not have sufficient funds to repay SVB or to satisfy all of our other outstanding obligations.  If we cannot satisfy our obligations, SVB may have the right to foreclose on our assets and we would have difficulty continuing as a going concern.

Current conditions in the global economy and the major industry sectors that we serve may materially and adversely affect our business and results of operations.

Our business and operating results will continue to be affected by worldwide economic conditions. Uncertainty about global economic conditions poses a risk as consumers and businesses postpone spending in response to tighter credit, unemployment, negative news and/or declines in income or asset values, which could have a material negative effect on demand for the Company’s products and services.  As a result, existing or potential customers may delay or cancel plans to purchase products embedded with our products, which would have a material adverse effect on us. Further, our direct customers may experience similar conditions, which may impact their ability to fulfill their obligations to us. If the global economic slowdown continues for a significant period or there is significant further deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

Our industry may be adversely affected by the current sovereign debt crisis in Europe and elsewhere and by related global economic conditions.

The current European debt crisis and related European financial restructuring efforts may cause the value of the European currencies, including the Euro, to deteriorate, thus reducing the purchasing power of European customers and reducing the translated amounts of U.S. dollar revenues.  International sales have accounted for a significant percentage of our revenue and we anticipate that they will continue to account for a significant percentage of our revenue. In addition, the European crisis is contributing to instability in global credit markets. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in Europe, the United States or other key markets such as the Middle East, and Asia remain uncertain, persist, or deteriorate further, customers' purchasing power and demand for our products could decline, and may adversely affect our business, financial condition results of operations and cash flows.

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

We operate in a market that is subject to frequent changes which could adversely affect our business. For example, we recently introduced the xPrintServer-Network Edition, a print solution for Apple iOS devices. The product’s success is dependent upon providing an easy to use print solution for iOS devices in the enterprise and consumer environment.  If Apple were to change the iOS technology, or Apple or another competitor were to introduce a new print application or similar product, it could result in the xPrintServer becoming obsolete. If this were to happen, our net revenue might not grow at the rate we anticipate, and it could decline.

Changes in governmental regulations have in the past, and may in the future, disrupt our business and cause us to substantially modify our products very quickly.  For example, a directive in the European Union banned the use of lead and other heavy metals in electrical and electronic equipment after July 1, 2006. As a result, in advance of this deadline, some of our customers selling products in Europe demanded product from component manufacturers that did not contain these banned substances. Any failure by us to develop and introduce new products or enhancements in response to new government and industry standards could harm our business, financial condition or results of operations. These requirements might or might not be compatible with our current or future product offerings. We might not be successful in modifying our products and services to address these requirements and standards.

A number of competitors have greater resources than us and could develop competing technologies based on Internet Protocols, Ethernet Protocols or other protocols that have competitive advantages over our product offerings.  If this were to happen, our net revenue might decline or grow at a rate less than we anticipate.

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

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation		8-K	07/28/2005	99.1	07/29/2005

3.2	Amended and Restated Bylaws		10-Q	09/30/2009	3.1	11/12/2009

10.1	Amendment dated January 19, 2012 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		10-Q	12/31/2011	10.1	2/14/2012

10.2	Stock Purchase Agreement dated April 24, 2012 between Lantronix, Inc. and TL Investment GmbH		8-K	4/24/2012	99.1	4/25/2012

10.3	Underwriting Agreement dated April 26, 2012 between Lantronix, Inc. and Roth Capital Partners, LLC		8-K	4/26/2012	1.1	4/26/2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	X

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language):
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

LANTRONIX, INC. (Registrant)

Date: May 4, 2012	By:	/s/ Kurt Busch
Kurt Busch
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeremy Whitaker
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

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation		8-K	07/28/2005	99.1	07/29/2005

3.2	Amended and Restated Bylaws		10-Q	09/30/2009	3.1	11/12/2009

10.1	Amendment dated January 19, 2012 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		10-Q	12/31/2011	10.1	2/14/2012

10.2	Stock Purchase Agreement dated April 24, 2012 between Lantronix, Inc. and TL Investment GmbH		8-K	4/24/2012	99.1	4/25/2012

10.3	Underwriting Agreement dated April 26, 2012 between Lantronix, Inc. and Roth Capital Partners, LLC		8-K	4/26/2012	1.1	4/26/2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	X

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language):
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