Form 10-K
period 2012-06-30
LANTRONIX INC
filed 2012-08-30
CIK 1114925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock on December 31, 2011, as reported by the Nasdaq Capital Market, was approximately $10,740,988. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Securities and Exchange Commission and is as of December 31, 2011. This determination of affiliate status is not a conclusive determination for other purposes.

As of July 31, 2012, there were 14,549,072 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K incorporate information by reference from portions of the registrant’s 2012 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2012 fiscal year.

LANTRONIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2012

* Not applicable for Smaller Reporting Companies

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended June 30, 2012 (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7, contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact in this report or referred to or incorporated by referenced into this report are “forward-looking statements” for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, plans or expectations with respect to development activities, statements concerning industry trends, anticipated demand for our products, our overall business strategy, market acceptance of new products, future customer and sales developments, manufacturing forecasts, including the potential benefits of our contract manufacturers sourcing and supplying raw materials, the significant role of original equipment manufacturers in our business, the future cost and potential benefits of our research and development efforts and liquidity, cash resources forecasts, the impact of pending litigation and any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company’s future operations, financial condition and prospects, and any statements of assumptions underlying any of the foregoing. These statements can sometimes be identified by use of forward-looking words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek” “intend,” other forms of these words or similar words or expressions or the negative thereof Investors are cautioned not to unduly rely on such forward-looking statements.

These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company’s results or experiences or future business, financial condition, results of operations or performance to differ materially from the Company’s historical results or those expressed or implied in any forward-looking statement contained in this report. See “Risk Factors” in Item 1A of this Report for a further discussion of these risks, as well as the Company’s subsequent reports on Forms 10-Q and 8-K. These forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If the Company does update or correct one or more of these statements, investors and others should not conclude that the Company will make additional updates or corrections.

PART I

ITEM 1.	BUSINESS

Overview

Lantronix, Inc. (the “Company,” “Lantronix,” “we” or “us”) designs, develops, markets and sells secure communication technologies that simplify access to and communication with and between almost any electronic device. Our smart machine-to-machine (“M2M”) connectivity solutions enable sharing data between devices and applications to empower better decisions based on real-time information, and gain a competitive advantage by generating new revenue streams, improving productivity and increasing efficiency and profitability. Easy to integrate and deploy, Lantronix products remotely and securely connect devices via networks and the Internet. We have one operating and reportable business segment, device networking, which includes our device enablement and device management product lines. Our device enablement solutions enable digital and analog devices and sensors to be connected to a wired or wireless network for the primary purposes of remote access, control and data acquisition. Our device management solutions primarily serve information technology deployments; offering remote access, control and printing for data center, enterprise, manufacturing, branch office and home applications.

Our innovative networking solutions include fully-integrated hardware and software devices, as well as software tools, to develop related customer applications. We provide technologically agnostic solutions to broad market segments, including industrial and building automation, security, medical, transportation, retail/point-of-sale (“POS”), financial services, governmental, manufacturing, consumer electronics/appliances, information technology (“IT”), data centers and others.

We were initially formed as “Lantronix,” a California corporation, in June 1989. We reincorporated as “Lantronix, Inc.,” a Delaware corporation, in May 2000. Our worldwide headquarters is located in Irvine, California.

Our common stock is currently traded on the Nasdaq Capital Market under the symbol LTRX.

Our Strategy

Our business strategy is based on our proven capability to develop fully-integrated device enablement and device management solutions that increase the value of our customers’ products and services by making them easy to access, control and monitor devices over the Internet or local-area network (“LAN”) using wired, wireless, or mobile solutions. By using our device enablement technology, customers can reduce basic data connection costs, reduce maintenance and repair costs, create differentiation based on better service and create new revenue sources from device-related services.

We have a robust product pipeline and continue to invest in making our products uniquely differentiated and valuable to our customers. Often we provide a complete solution of hardware and integrated software, and have been able to provide turnkey solutions for network-enabling a device, thus eliminating the need for our customers to utilize expensive design and manufacturing expertise in-house. This results in savings to the customer in terms of financial investment, time, and technology risk.

Products and Solutions; Segment Information

We have one operating and reportable business segment, device networking, which includes our device enablement and device management product lines.

Device Enablement Solutions

We provide original equipment manufacturers (“OEMs”), system integrators and end-users with embedded and external device enablement solutions enabling their products to be securely connected, managed and controlled over networks. Our device enablement solutions dramatically shorten a manufacturer’s development time to implement network connectivity, provide competitive advantages and greatly reduce engineering and marketing risks.

Our device enablement solutions eliminate the high cost of ownership and support issues associated with networking, which frequently would otherwise require using personal computers (“PCs”) or workstations to perform connectivity and remote management functions. Our solutions contain high-performance processors capable of not only controlling the attached device(s), but in many cases are also capable of accumulating data and providing status. The accumulated data can then be formatted by the device enablement solution and presented to users via web pages, e-mail and other network, transport and application level protocols. Many OEMs actually host their application on the enablement device, further reducing their additional hardware and software costs, design cycles and product complexity. Our device enablement solutions have a built-in hypertext transfer protocol (“HTTP”) server, making them easy to manage using any standard Web browser. These device enablement solutions include the latest security protocols which support, among others, the stringent security requirements of the healthcare, banking and physical security markets. We are making continual enhancements to our product line to make our products even easier to integrate into enterprise and cloud infrastructures.

Device Management Solutions

These solutions include console servers, remote keyboard, video, mouse (“KVM”) servers, print servers, managed power distribution products, software and other miscellaneous products. We offer single and multi-port products (up to 48 ports) that provide IT professionals with the tools they need to remotely connect to the out-of-band management ports on computers and associated equipment.

Our customers use these solutions to monitor and run their systems to ensure the performance and availability of critical business information systems, network infrastructure and telecommunications equipment. The equipment our solutions manage includes routers, switches, servers, phone switches and public branch exchanges that are often located in remote or not easily accessible locations.

Our console servers provide system administrators and network managers an operationally effective way to connect with their remote or not easily accessible equipment through an interface called a console port, helping them work more efficiently, without having to leave their desk or office. Console ports are usually found on servers and special purpose data center equipment such as environmental monitoring/ control systems, communications switches and storage devices. With remote access, system downtime and service calls can be reduced, improving business efficiency. Our console servers provide IT professionals with peace of mind through extensive security features and, in some cases, provisions for dial-in access via modem. These solutions are provided in various configurations and can manage up to 48 devices from one console server.

Our print servers enable wireless printing for iOS devices such as iPads® and iPhones® using their native print menu. Our print servers eliminate the need to print through apps, install software, reconfigure the device, or e-mail documents for printing. Our print servers currently work with USB and network printers and multifunction copy machines for most major brands.

Net Revenue by Product Line

A summary of our net revenue by product line is found in Note 10 to the Notes to our Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in “Risk Factors” in Item 1A, which is incorporated herein by reference.

Markets

Our principal target markets include the following:

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

Industrial Automation

In the industrial automation environment – whether it’s on the factory floor, semiconductor fabrication clean room, oil platform, weather station, or a warehouse – our customers must depend on their equipment. These customers need the ability to remotely access, manage and control that equipment. With our industrial products, our customers can quickly and reliably connect virtually any piece of factory equipment to a network or the Internet to interactively access, manage, control, evaluate and utilize data from the factory equipment. This powerful, ruggedized, yet simple-to-implement technology provides the ability to perform real-time remote diagnostics and repair, automate data capture and sends notification of a problem.

Building Automation

An intelligent building automation system enables a facilities manager to better manage resources, improve building safety, and reduce energy costs. With our building automation technology, an intelligent building can be created, allowing managers to control virtually every system from a central location. By network-enabling devices quickly and cost-effectively, our building automation products make it possible to integrate building sub-systems (including security, HVAC, lighting, elevators and safety systems) into a single, efficient building management network. For example, the facilities manager at a large corporate campus can control many building elements from electrical and water metering to building access from a single terminal, and can also remotely and quickly diagnose system problems.

Energy

The energy market is increasingly implementing networking technology to more efficiently generate, transmit, distribute and monitor energy. Smart Grid initiatives are driven by adding intelligence to the power grid with networked information regarding the tighter management of power transmission and distribution all the way to the smart meter. With their versatility and protocol independence, our products can bring together a diverse array of devices on the network. In addition, our remote management capability makes our devices dependable tools for monitoring power allocations during critical high-demand periods. Metering, substations, and power-generating equipment are often located in environments where exposure to changing weather conditions is a real factor. Featuring DIN rail mounting and ruggedized housings, our industrial device enablement solutions are frequently the answer for these situations. Our embedded device products are also equipped to handle temperature extremes.

Our products address many facets of power management, including alternate sources such as wind and solar. For most power applications, the key is our ability to remotely control and manage devices in the field. Efficient acquisition of data and control across the network are key requirements for the energy industry. Our products can reduce power management system costs. And with their inherent scalability, they can network-enable existing serial devices and accommodate power system updates for years to come.

Information Technology and Data Centers

Companies can reduce service costs and system downtime while empowering IT managers and staff to securely, remotely and proactively access and troubleshoot equipment around the clock, even if the network is down. Our remote data center management products enable users to access, monitor, troubleshoot and manage IT and data center equipment from anywhere, at any time. Our data center management products also provide the authentication, authorization, encryption and firewall features needed to preserve data security and prevent hackers from disrupting operations. Our data center management products are beneficial to IT departments in virtually every industry sector and are trusted by major telecom companies, financial institutions, and governmental agencies. Our new generation of print servers enable printing to network and USB printers and multifunction copy machines in office and home environments from tablet computers and smartphones.

Healthcare

By network enabling medical devices, our solutions automate and safeguard data collection and dissemination, and facilitate remote patient monitoring, asset tracking and reduced service costs. Our products enable the electronic capture of medical device information for disparate medical devices and provide interfaces to health information technology systems including electronic medical records. Such a level of data collection and collaboration between doctors and healthcare professionals provides shortened diagnosis times, optimized patient care, and ultimately, save lives. Our solutions protect patient privacy with data kept on a highly secured network; eliminate worries about misplaced or overlooked handwritten records; allow less time spent on record keeping; reduce potential for errors like erroneous transcriptions; maximize staff mobility; facilitate collaboration with on and off-site doctors and specialists; and enable on and off-site monitoring.

Government

We have been a provider of networking and secure remote management technology to government agencies for nearly two decades. We manufacture several products with final assembly in the United States (“U.S.”) to meet trade compliance requirements.

Customers

Distributors

Sales to our distributors represent the majority of our revenue. Distributors resell our products to a wide variety of end customers including OEMs, value added resellers (“VARs”), consumers, corporate customers and government entities. We believe our distributor partnerships provide us more opportunities to reach a greater customer market than by solely relying on our own field sales team. We believe that our channel sales approach provides several advantages. We can engage the customers and end users through their channel of choice, making our solutions available from a variety of sources. We can concentrate on developing new relationships at accounts that we believe represent our largest opportunities while our channel partners continue to identify new incremental opportunities and service existing customers.

OEM Manufacturers

To shorten the development cycle and add network connectivity to a product, OEMs can use our external device enablement products to network-enable their installed base of products, while board-level embedded device products are typically used in new product designs. Our capabilities and solutions enable OEMs to focus on their core competencies, resulting in reduced research and development costs, fewer integration problems and faster time-to-market.

End Users

End users require solutions that are simple to install, set up and operate, and can provide immediate results. Generally, these customers need to connect to a diverse range of products and equipment, without modifying existing software and systems.

Customer Concentrations

A discussion concerning sales to our significant customers and related parties, sales within geographic regions as a percentage of net revenue and sales to significant countries as a percentage of net revenue are set forth in Note 10 to the Notes to our Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference. A discussion of factors potentially affecting our customer concentrations and foreign sales is set forth in “Risk Factors” in Item 1A, which is incorporated herein by reference.

Sales and Marketing

We maintain both an inside and a field sales force to provide management and support to our worldwide network of selling partners in an indirect sales model, which include distributors, manufacturers’ representatives, VARs and other resellers throughout the world. We have sales managers and Field Applications Engineers in major regions throughout the world that manage our relationship with our sales partners, identify and develop major new sales opportunities and increase penetration at existing high potential accounts. We implement marketing programs, tools and services specifically geared to drive demand for our products.

Our device enablement solutions are principally sold to manufacturers by our worldwide field sales force and our group of manufacturers’ representatives. We market and sell our device management solutions and select external device enablement solutions through IT resellers, industry-specific system integrators, VARs and directly to end users. Resellers and integrators often obtain our products through distributors. These distributors supply our products to a broad range of VARs, system integrators, direct marketers, government resellers and e-commerce resellers. In turn, these distributors market, sell, install and, in most cases, support our solutions to the end users.

Manufacturing

Our operations strategy is to outsource manufacturing to produce reliable, high quality products at competitive prices and to achieve on-time delivery to our customers. This practice enables us to concentrate our resources on design, engineering, sales and marketing. We manufacture several products with final assembly in the U.S. to meet trade compliance requirements.

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

	Years Ended June 30,
	2012	2011
	(In thousands)
Research and development expenses	$6,910	$7,033

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

Our competitors include companies such as Advantech Co., Ltd., Avocent (a business of Emerson Electric Co.), Digi International, Inc., Echelon Corporation, Freescale Semiconductor, Inc., Moxa Technologies, MRV Communications, Inc., Multi-Tech Systems, Inc., Opengear, Perle Systems, Raritan Computer, Inc., Sena Technologies Inc., and Silex Technology, Inc., among others.

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

Intellectual Property Rights

We have developed proprietary methodologies, tools, processes and software in connection with delivering our products and services. We have not historically relied on patents to protect our proprietary rights, although we continue to build a patent portfolio and currently hold 18 patents, 24 patents pending, and three provisional applications. We have historically relied on a combination of copyright, trademark, trade secret laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights.

United States and Foreign Government Regulation

Many of our products and the industries in which they are used are subject to federal, state or local regulation in the U.S. In addition, our products are exported worldwide. Therefore, we are subject to the regulation of foreign governments. For example, wireless communication is highly regulated in both the U.S. and elsewhere. Some of our products employ encryption technology; the export of some encryption software is restricted. At this time our activities comply with existing laws, but we cannot determine whether future, more restrictive laws, if enacted, would adversely affect us. See “Risk Factors” in Item 1 herein for a discussion of risks associated with foreign operations.

Environmental Matters

Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing processes. Our company quality manual requires all subcontractors and raw material suppliers to be ISO14001 certified. State agencies require us to report usage of environmentally hazardous materials and we have retained the appropriate personnel to help ensure compliance with all applicable environmental regulations. We actively manage and monitor compliance through our internal auditing program. We believe that our activities conform to present environmental regulations; however, increasing public attention has been focused on the environmental impact of semiconductor operations and these regulations may require us to change the way we source our products, or to fund remedial action regardless of fault.

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

Employees

As of June 30, 2012, we had 114 full- and part-time employees. We have never experienced a work stoppage, none of our employees are currently represented by a labor union and we consider our employee relations to be good.

Backlog

Normally, we manufacture our products in advance of receiving firm product orders from our customers based upon our forecasts of worldwide customer demand. Most customer orders are placed on an as-needed basis and may be canceled or rescheduled by the customer without significant penalty. Accordingly, backlog as of any particular date is not necessarily indicative of our future sales. Because most of our business is on an as-needed basis, we do not believe that backlog information is material to an understanding of our overall business.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website at www.lantronix.com as soon as reasonably practicable after filing such reports with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. We assume no obligation to update or revise forward looking statements in this Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. The Company’s audit committee charter; corporate governance and nominating committee charter; and compensation committee charter are also posted on the Company’s website at www.lantronix.com under “Investor Relations.” The contents of the Company’s website are not incorporated by reference into this report.

Executive Officers of the Registrant

The following table presents the names, ages, and positions held by our executive officers. There are no family relationships between any director or executive officer and any other director or executive officer of Lantronix. Executive officers serve at the discretion of the board of directors.

Name	Age	Position

Kurt Busch	41	President and Chief Executive Officer
Jeremy Whitaker	42	Chief Financial Officer and Secretary

KURT BUSCH has served as our President and Chief Executive Officer since August 2011. Mr. Busch served from October 2006 to August 2011 in senior leadership positions at Mindspeed Technologies (Nasdaq: MSPD), a leading supplier of semiconductor solutions for network infrastructure applications (“Mindspeed”). Most recently, he served as Senior Vice President and General Manager for Mindspeed’s high performance analog division from November 2007 to August 2011. Mr. Busch also served as Vice President of Marketing and Applications for Mindspeed from October 2006 to November 2007. Under Mr. Busch’s leadership, Mindspeed’s high performance analog division launched 40 products during his tenure that yielded substantially increased revenues and expanded demand for Mindspeed’s products across broad markets including carrier, enterprise data center, surveillance and professional video. Since 1990, Mr. Busch has worked in the networking communications industry. His experience also includes business development roles at Analog Devices (ADI) as well as roles in engineering, sales, marketing and general management  at Digital Equipment Corporation (DEC), Intel (INTC), and two start-ups. Mr. Busch earned a bachelor’s degree in electrical and computer engineering and a bachelor’s degree in biological science from the University of California at Irvine and received his MBA from Santa Clara University in 1998.

JEREMY WHITAKER has served as our Chief Financial Officer and Secretary since September 2011. Mr. Whitaker returned to Lantronix after serving briefly as Vice President, Corporate Controller at Mindspeed from January 2011 to September 2011. Prior to Mindspeed, Mr. Whitaker served as Vice President of Finance and Accounting for Lantronix from September 2010 to January 2011, where he was responsible for managing all worldwide finance and accounting functions.  Mr. Whitaker also served as Lantronix’ Sr. Director of Finance and Accounting from February 2006 to September 2010 and its Director of Finance and Accounting from August 2005 to February 2006. Prior to August 2005, Mr. Whitaker held vice president and director level finance and accounting positions with two publicly-traded companies. Prior to that, Mr. Whitaker served as an Audit Manager during his six years at Ernst & Young LLP. Mr. Whitaker earned a bachelor’s degree in accountancy from California State University Fullerton and a master’s degree in accountancy, from University of Notre Dame’s Mendoza College of Business.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section, as well as other information contained in this Report and in our other filing with the SEC. This section should be read in conjunction with the consolidated financial statements and accompanying notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or prospects could be materially harmed. In that event, the market price for our common stock could decline and you could lose all or part of your investment.

We have a history of losses.

We incurred net losses of approximately $3.0 million and $5.3 million for the fiscal years ended June 30, 2012 and 2011, respectively. There can be no assurance that we will generate net profits in future periods. Further, there can be no assurance that we will be cash flow positive in future periods. In the event we fail to achieve profitability in future periods, the value of our common stock may decline. In addition, if we were unable to maintain positive cash flows, we would be required to seek additional funding, which may not be available on favorable terms, if at all.

Our quarterly operating results may fluctuate, which could cause our stock price to decline.

We have experienced, and expect to continue to experience, significant fluctuations in net revenue, expenses and operating results from quarter to quarter. We therefore believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock. A high percentage of our operating expenses are relatively fixed and are based on our forecast of future net revenue. If we were to experience an unexpected reduction in net revenue in a quarter, we would likely be unable to adjust our short-term expenditures significantly. If this were to occur, our operating results for that fiscal quarter would be harmed. In addition, if our operating results in future fiscal quarters were to fall below the expectations of market analysts and investors, the price of our common stock would likely fall. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

•	changes in business and economic conditions, including global economic disruptions;

•	changes in our ability to supply customer demand;

•	changes in the mix of net revenue attributable to higher-margin and lower-margin products;

•	customers’ decisions to defer or accelerate orders;

•	variations in the size or timing of orders for our products;

•	changes in demand for our products;

•	fluctuations in exchange rates;

•	defects and other product quality problems;

•	loss or gain of significant customers;

•	short-term fluctuations in the cost or availability of our critical components;

•	announcements or introductions of new products by our competitors;

•	effects of terrorist attacks in the U.S. and abroad;

•	natural disasters in the U.S. and abroad;

•	changes in demand for devices that incorporate our products; and

•	our customers’ decisions to integrate network access and control directly onto their own platforms.

We may need additional capital and it may not be available on acceptable terms, or at all.

To remain competitive, we must continue to make significant investments to operate our business and continue the development of our products. Our future capital requirements will depend on many factors, including the timing and amount of our net revenue, research and development expenditures, expenses associated with any strategic partnerships or acquisitions and infrastructure investments, and expenses related to litigation, which could affect our ability to generate additional cash. If cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may need to raise capital by borrowing additional funds through bank loans, the selling of securities or other means. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including:

•	to fund working capital requirements;
•	to update, enhance or expand the range of products we offer;
•	to increase our sales and marketing activities;
•	to fund the issuance up to 2.2 million shares of our common stock in connection with outstanding and/or future compensation awards; or
•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure such additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

We may issue additional shares of common stock that may dilute the value of our common stock and adversely affect the market price of our common stock.

In April and May of 2012, we issued and sold an aggregate of 3,957,109 shares of our common stock. Our future capital requirements may require us to sell additional shares of our common stock. A large issuance of shares of our common stock may decrease the ownership percentage of current outstanding stockholders and result in a decrease in the market price of our common stock. A large issuance may also result in a change in control of the Company.

The terms of our amended credit facility may restrict our financial and operational flexibility and, in certain cases, our ability to operate.

The terms of our amended credit facility restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with other persons, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Further, we are currently and may in the future be required to maintain specified financial ratios, including a Minimum Tangible Worth (“Minimum TNW”) covenant and satisfy certain financial conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to amended credit agreement and the related loan and security agreement, we have pledged substantially all of our assets to our lender, Silicon Valley Bank (“SVB”).

In May and June of 2011, we violated the Minimum TNW covenant and SVB provided a waiver and amended the covenant in August 2011. In January 2012, we entered into another amendment, which further reduced the Minimum TNW covenant. However, the calculated Minimum TNW covenant increased as a result of the completion a private placement and public offering of our common stock during the fourth quarter of the fiscal year ended June 30, 2012, from which we raised total net proceeds of $9.5 million. If we continue to generate net losses, it could result in us not meeting the Minimum TNW covenant. If the three-year $2.0 million term loan with SVB were to be called by SVB, we would be required to repay all amounts owed under such term loan.  At that time, we may not have sufficient funds to repay SVB or to satisfy all of our other outstanding obligations. If we cannot satisfy our obligations, SVB may have the right to foreclose on our assets and we would have difficulty continuing as a going concern.

Current conditions in the global economy and the major industry sectors that we serve may materially and adversely affect our business and results of operations.

Currently, about half of our revenue comes from overseas and our business and operating results will continue to be affected by worldwide economic conditions. The prolonged economic crises both in the U.S. and in Europe poses a risk as consumers and businesses postpone spending in response to tighter credit, unemployment, negative news and/or declines in income or asset values, which in turn could have a material adverse effect on demand for our products and services. As a result, existing or potential customers of our products may delay or cancel plans to purchase such products, which would have a material adverse effect on us. Accordingly, if the global economic slowdown continues for a significant period of time or if there is significant further uncertainty or deterioration in the global economy, our business, results of operations, financial position and cash flows could be materially adversely affected.

The current European debt crisis and related European financial restructuring efforts may cause the value of the European currencies, including the Euro, to deteriorate, thus reducing the purchasing power of European customers and reducing the amounts of U.S. dollar revenues.  International sales have accounted for a significant percentage of our revenue and we anticipate that they will continue to account for a significant percentage of our revenue. In addition, the European crisis is contributing to instability in global credit markets. If market or economic conditions in Europe, the United States or other key markets such as the Middle East, and Asia remain uncertain, persist, or deteriorate further, customers' purchasing power and demand for our products could decline, which could adversely affect our business, financial condition results of operations and cash flows.

Delays in deliveries or quality problems with our component suppliers could damage our reputation and could cause our net revenue to decline and harm our results of operations.

We and our contract manufacturers are responsible for procuring raw materials for our products. Our products incorporate some components and technologies that are only available from single or limited sources of supply. In particular, some of our integrated circuits are only available from a single source and in some cases are no longer being manufactured. From time to time, integrated circuits and/or components used in our products will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demands, and purchase too many or too few components. We have been experiencing higher component shortages and extended lead-times. In addition, our products use components that have in the past been subject to market shortages and substantial price fluctuations. From time to time, we have been unable to meet our orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components or technology for our products. If we are unable to purchase components from these suppliers, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenues and risk losing customers and harming our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations.

If we lose the services of any of our contract manufacturers or suppliers, we may not be able to obtain alternate sources in a timely manner, which could harm our customer relations and adversely affect our net revenue and results of operations.

We do not have long-term agreements with most of our contract manufacturers or suppliers. If any of these subcontractors or suppliers were to cease doing business with us, we might not be able to obtain alternative sources in a timely or cost-effective manner. Due to the amount of time that it usually takes us to qualify contract manufacturers and suppliers, we could experience delays in product shipments if we are required to find alternative subcontractors and suppliers. Some of our suppliers have or provide technology or trade secrets, the loss of which could be disruptive to our procurement and supply processes. If a competitor should acquire one of our contract manufacturers or suppliers, we could be subjected to more difficulties in maintaining or developing alternative sources of supply of some components or products. Any problems that we may encounter with the delivery, quality or cost of our products from our contract manufacturers or suppliers could damage our customer relationships and materially and adversely affect our business, financial condition or results of operations.

If our contract manufacturers are unable or unwilling to manufacture our products at the quality and quantity we request, our business could be harmed.

We outsource substantially all of our manufacturing to five manufacturers in Asia: Esilicon Corp., Universal Scientific Industrial Company, LTD, Hana Microelectronics, Inc. Venture Electronics Services, and Uni Precision Industrial Ltd. In addition, two independent third party foundries located in Asia manufacture substantially all of our large scale integration chips. Our reliance on these third-party manufacturers exposes us to a number of significant risks, including:

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

If a major distributor or customer cancels, reduces or delays purchases, our revenue might decline and our business could be adversely affected.

The number and timing of sales to our distributors have been difficult for us to predict. While our distributors are customers in the sense that they buy our products from us, they are also part of our product distribution system. One or more of our distributors could be acquired by a competitor and stop buying product from us.

The loss or deferral of one or more significant customers could significantly harm our operating results. We have in the past, and may in the future, lose one or more major customers. If we fail to continue to sell to our major customers in the quantities we anticipate, or if any of these customers terminate our relationship, our reputation and the perception of our products and technology in the marketplace could be harmed. The demand for our products from our OEM, VAR and systems integrator customers depends primarily on their ability to successfully sell their products that incorporate our device networking solutions technology. Our sales are usually completed on a purchase order basis and we have few long-term purchase commitments from our customers.

Our future success also depends on our ability to attract new customers, which often involves an extended sales process. The sale of our products often involves a significant technical evaluation, and we often face delays because of our customers’ internal procedures for evaluating and deploying new technologies. For these and other reasons, the sales cycle associated with our products is typically lengthy, often lasting six to nine months and sometimes longer. Therefore, if we were to lose a major customer, we might not be able to replace the customer in a timely manner, or at all. This would cause our net revenue to decrease and could cause our stock price to decline.

We may experience difficulties associated with utilizing third-party logistics providers.

A majority of our physical inventory management process, as well as the shipping and receiving of our inventory, is performed by third-party logistics providers in Los Angeles, California and Hong Kong. There is a possibility that these third-party logistics providers will not perform as expected and we could experience delays in our ability to ship, receive, and process the related data in a timely manner. This could adversely affect our financial position, results of operations, cash flows and the market price of our common stock.

Relying on third-party logistics providers could increase the risk of the following: failing to receive accurate and timely inventory data, theft or poor physical security of our inventory, inventory damage, ineffective internal controls over inventory processes or other similar business risks out of our immediate control.

If our research and development efforts are not successful, our revenue could decline and our business could be harmed.

If we are unable to develop new products as a result of our research and development efforts, or if the products we develop are not successful, our business could be harmed. Even if we do develop new products that are accepted by our target markets, the net revenue from these products may not be sufficient to justify our investment in the research and development of such products. On the other hand, if we do not invest sufficiently in research and development, we may be unable to maintain our competitive position. The continuing effects of the economic recession could require cost-containment measures, which could force us to reduce our investment in research and development and put us at a competitive disadvantage compared to our competitors.

If we fail to develop or enhance our products to respond to changing market conditions, environmental regulations, and government and industry standards, our competitive position will suffer and our business will be adversely affected.

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

We operate in a market that is subject to frequent changes which could adversely affect our business. For example, we recently introduced the xPrintServer-Network Edition, a print solution for Apple iOS devices. The product’s success is dependent upon providing an easy to use print solution for iOS devices in the enterprise and consumer environment. If Apple were to change the iOS technology, or Apple or another competitor were to introduce a new print application or similar product, it could result in the xPrintServer becoming obsolete. If this were to happen, our revenue might not grow at the rate we anticipate, and it could decline.

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

In addition, various countries have begun to require companies selling a broad range of electrical equipment to conform to regulations such as the Waste Electrical and Electronic Equipment (“WEEE”) directive and we expect additional countries and locations to adopt similar regulations in the future. New environmental standards such as these could require us to redesign our products in order to comply with the standards, and require the development of compliance administration systems. We have already invested significant resources into developing compliance tracking systems, and further investments may be required. Additionally, we may incur significant costs to redesign our products and to develop compliance administration systems, which in turn could have an adverse effect on our gross profit margin. If we cannot develop compliant products in a timely manner or properly administer our compliance programs, our net revenue may also decline due to lower sales, which would adversely affect our operating results.

Certain of our products are sold into mature markets, which could limit our ability to continue to generate revenue from these products.

Certain of our products are sold into mature markets that are characterized by a trend of declining demand. As the overall market for these products decreases due to the adoption of new technologies or declining demand, we expect that our revenues from these products will continue to decline. As a result, our future results and prospects depend in part on our ability to generate revenue from new products that address growth markets.

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

New product introductions or pricing strategies by our competitors could reduce our market share or cause us to reduce the prices of our products, which would reduce our net revenue and gross margins.

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

We currently offer warranties ranging from one to five years on each of our products. Our products could contain undetected errors or defects. If there is a product failure, we might have to replace all affected products without being able to book revenue for replacement units, or we might have to refund the purchase price for the units. Regardless of the amount of testing we undertake, some errors might be discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of net revenue and claims against us. Significant product warranty claims against us could harm our business, reputation and financial results and cause the price of our stock to decline.

If software that we license or acquire from the open source software community and incorporate into our products were to become unavailable or no longer available on commercially reasonable terms, it could adversely affect sales of our products, which could disrupt our business and harm our financial results.

Certain of our products contain software developed and maintained by third-party software vendors or are available through the “open source” software community. We also expect that we may incorporate software from third-party vendors and open source software in our future products. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our products to function with alternate third-party software or open source software, or develop these components ourselves, which would result in increased costs and could result in delays in our product shipments. Furthermore, we might be forced to limit the features available in our current or future product offerings.

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

We hold a portion of our cash balance in foreign currencies, and as such are exposed to adverse changes in exchange rates associated with foreign currency fluctuations. However, we do not currently engage in any hedging transactions to mitigate these risks. Although from time to time we review our foreign currency exposure and evaluate whether we should enter into hedging transactions, we may not adequately hedge against any future volatility in currency exchange rates and, if we engage in hedging transactions, the transactions will be based on forecasts which later may prove to be inaccurate. Any failure to hedge successfully or anticipate currency risks properly could adversely affect our operating results.

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

We are subject to the U.S. Foreign Corrupt Practices Act and any violations of the U.S. Foreign Corrupt Practices Act or similar laws could subject us to financial and other penalties or consequences.

We are subject to the U.S. Foreign Corrupt Practices Act ("FCPA") which generally prohibits companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies which are not subject to these prohibitions may have a competitive advantage over us. We cannot guarantee that our employees or other agents will not engage in conduct that would result in liability under the FCPA or similar laws. If our employees or other agents are found to have engaged in these practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

The impact of natural disasters could negatively impact our supply chain and customers resulting in an adverse impact to our revenues and profitability.

Certain of our components and other materials used in producing our products are from regions susceptible to natural disasters as recently seen in Japan and Thailand. A natural disaster could damage equipment and inventory at our suppliers’ facilities, adversely affecting our supply chain. If we are unable to obtain these materials, we could experience a disruption to our supply chain that would hinder our ability to produce our products in a timely manner, or cause us to seek other sources of supply, which may be more costly or which we may not be able to procure on a timely basis. In addition, our customers may not follow their normal purchasing patterns or temporarily cease purchasing from us due to impacts to their businesses in the region, creating unexpected fluctuations or decreases in our revenues and profitability. Natural disasters in other parts of the world on which our operations are reliant also could have material adverse impacts on our business.

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

If our products become subject to cyber-attacks, or if public perception is that they are vulnerable to cyber-attacks, our reputation and business could suffer.

We could be subject to liability or our reputation could be harmed if technologies integrated into our products fail to prevent cyber-attacks, or if our partners or customers fail to safeguard the systems with security policies that conform to industry best practices. In addition, any cyber-attack or security breach that affects a competitor’s products could lead to the negative perception that our solutions are or could be subject to similar attacks or breaches.

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

Information with respect to this Item may be found in Note 7 of the Notes to the Consolidated Financial Statements, which are set forth beginning on Page F-1 of this Report, is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “LTRX.” The number of holders of record of our common stock as of July 31, 2012 was approximately 43. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock:

	High	Low
Fiscal Year Ended June 30, 2012
First Quarter	$2.80	$1.52
Second Quarter	2.84	1.15
Third Quarter	3.18	2.23
Fourth Quarter	3.14	1.80

Fiscal Year Ended June 30, 2011
First Quarter	$4.27	$3.08
Second Quarter	4.00	2.91
Third Quarter	4.06	3.39
Fourth Quarter	4.00	2.47

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we intend to retain any future earnings for use in the expansion of our business and for general corporate purposes.

Issuer Repurchases

We did not repurchase any of our common stock during the fourth fiscal quarter of 2012.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjuction with our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Report and the “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for the year ended June 30, 2012 (the “Report”), as well as other cautionary statements and risks described elsewhere in this Report, before deciding to purchase, hold or sell our common stock.

Overview

Lantronix, Inc. (the “Company,” “Lantronix,” “we” or “us”) designs, develops, markets and sells secure communication technologies that simplify access to and communication with and between almost any electronic device. Our smart machine-to-machine (“M2M”) connectivity solutions enable sharing data between devices and applications to empower better decisions based on real-time information, and gain a competitive advantage by generating new revenue streams, improving productivity and increasing efficiency and profitability. Easy to integrate and deploy, Lantronix products remotely and securely connect devices via networks and the Internet. We have one operating and reportable business segment, device networking, which includes device enablement and device management product lines. Our device enablement solutions enable digital and analog devices and sensors to be connected to a wired or wireless network for the primary purposes of remote access, control and data acquisition. Our device management solutions primarily serve information technology deployments; offering remote access, control and printing for data center, enterprise, manufacturing, branch office and home applications.

Our innovative networking solutions include fully-integrated hardware and software devices, as well as software tools, to develop related customer applications We provide technologically agnostic solutions to broad market segments, including industrial and building automation, security, medical, transportation, retail/point-of-sale (“POS”), financial services, governmental, manufacturing, consumer electronics/appliances, information technology (“IT”), data centers and others.

During the fourth quarter of the fiscal year ended June 30, 2012, we raised an aggregate amount of approximately $9.5 million in two separate equity transactions in which we issued an aggregate of 3,957,109 shares of our common stock. These offerings consisted of a private placement sale of 1,605,709 shares of our common stock to our largest shareholder and director, Bernhard Bruscha and a firm commitment public offering of 2,351,400 shares of our common stock.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the U.S. requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to net revenue, allowances for doubtful accounts, sales returns and allowances, inventory valuation, valuation of deferred income taxes, goodwill valuation, warranty reserves, restructuring costs, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

We do not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectability is reasonably assured. A significant portion of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. Therefore, the recognition of net revenue and related cost of revenue from sales to distributors are deferred until the distributor resells the product.

When product revenue is recognized, we establish an estimated allowance for future product returns based on historical returns experience. Actual product returns or pricing adjustments that exceed our estimates could result in additional reductions to revenue.

Our products typically carry a one- to two-year warranty. In the current fiscal year, we began offering a five-year warranty on certain new products. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce our gross margins. Additionally, we sell extended warranty services, which extend the warranty period for an additional one to three years, depending upon the product. Warranty net revenue is deferred and recognized ratably over the warranty service period.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed our historical experience, our estimates could change and impact our reported financial results.

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess and obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future sales demand for our products within a specified time horizon, generally three to twelve months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing. In addition, specific reserves are recorded to cover risks in the area of end of life products, inventory located at our contract manufacturers, deferred inventory in our sales channel and warranty replacement stock.

If our sales forecast is less than the inventory we have on hand at the end of an accounting period, we may be required to take excess and obsolete inventory charges, which will decrease our gross margin and net operating results for that period.

Valuation of Deferred Income Taxes

We have recorded a valuation allowance to reduce our net deferred tax assets to zero, primarily due to historical net operating losses and uncertainty of generating future taxable income. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that it is more likely than not that we will realize a deferred tax asset that currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit at that time.

Goodwill Impairment Testing

During the fiscal year ended June 30, 2012, we early adopted the new provisions issued by the Financial Accounting Standards Board that intended to simplify goodwill impairment testing. The updated guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair value of our single reporting unit with its carrying value, including goodwill, and recording an impairment charge if the carrying amount of the reporting unit exceeds its estimated fair value. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the analysis, which involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill, the difference of which represents the impairment loss. The determination of the reporting unit’s fair value requires significant judgment and is based on management’s best estimate. We generally use valuation techniques based on our market capitalization and multiples of revenue for similar companies. In addition, management may consider the reporting unit’s expected future earnings, and a control premium, which is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e., market capitalization), in order to acquire a controlling interest. If our actual financial results are not consistent with our assumptions and judgments used in estimating the fair value of our reporting unit, we may be exposed to goodwill impairment losses.

During the fiscal year ended June 30, 2012, we made a qualitative assessment of whether goodwill impairment exists. Since we did not determine that it was more likely than not that the fair value of our single reporting unit is less than its carrying amount, we were not required to perform the two-step goodwill impairment test. As of June 30, 2012, our book value was $21.9 million while our market capitalization was $29.7 million.

Share-Based Compensation

We record share-based compensation in the statements of operations as an expense, based on the estimated grant date fair value of our share-based awards, whereby such fair values are amortized to expense over the requisite service period. Our share-based awards are currently comprised of common stock options and certain restricted stock awards. The fair value of our common stock option awards is generally estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. To the extent that certain stock option grants included market conditions, we used a lattice model to estimate the fair value of such grants. While utilizing the BSM model meets established requirements, the estimated fair values generated by it may not be indicative of the actual fair values of our common stock option awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The fair value of our restricted stock is based on the closing market price of our common stock on the grant date. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.

Results of Operations

Fiscal Years Ended June 30, 2012 and 2011

Net Revenue by Product Line

The following table presents net revenue by product line:

	Years Ended June 30,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Device enablement	$35,831	79.0%	$39,608	80.3%	$(3,777)	(9.5%)
Device management	9,551	21.0%	9,713	19.7%	(162)	(1.7%)
Net revenue	$45,382	100.0%	$49,321	100.0%	$(3,939)	(8.0%)

For reporting purposes in the table above, we have reclassified net revenues from our non-core products, which currently represent less than 2% of net revenue, into the device management product line. Non-core products are primarily comprised of legacy products such as print servers, software and other miscellaneous products. The 8.0% decrease in net revenue was substantially the result of a 9.5% decrease in net revenue from our device enablement product line. We believe that our net revenue was negatively impacted by worldwide general economic conditions, as well as by certain supply constraints that we experienced during the current fiscal year. In addition, net revenue for the prior fiscal year ended June 30, 2011 included approximately $900,000 of deferred revenue that was recognized as a result of entering into contracts that removed certain distributors’ rights to stock rotation and price protection in connection with an initiative to streamline our sales distribution channel. There was no similar revenue recognized during the fiscal year ended June 30, 2012.

The decrease in net revenue from our device enablement product line was primarily due to a decrease in unit sales of some of our embedded device enablement products, in particular our xPort and, to a lesser extent, our Micro, which is a legacy embedded serial-to-ethernet solution, partially offset by an increase in unit sales of our new products, xPort Pro and PremierWave EN. In addition, we had a $275,000 royalty sale in the prior fiscal year that did not recur in the current fiscal year. To a lesser extent, the decrease in net revenue from our device enablement product line was impacted by a decrease in unit sales of our external device enablement products, in particular our Micro Serial Server (“MSS”) product family, a legacy product, partially offset by an increase in unit sales of our Xpress product family.

The decrease in net revenue from our device management product line was due to a decrease in unit sales of our Secure Lantronix Console (“SLC”) and Secure Console Server (“SCS”) console server product families, which were offset by sales of our new xPrintServer-Network Edition that began shipping in January 2012 and an increase in unit sales of our Secure Lantronix Spider (“SLS”) product family.

Net Revenue by Geographic Region

The following table presents net revenue by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Americas	$24,120	53.1%	$25,648	52.0%	$(1,528)	(6.0%)
EMEA	13,740	30.3%	15,370	31.2%	(1,630)	(10.6%)
Asia Pacific	7,522	16.6%	8,303	16.8%	(781)	(9.4%)
Net revenue	$45,382	100.0%	$49,321	100.0%	$(3,939)	(8.0%)

The decrease in net revenue for the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011 reflects decreased unit sales in the Europe, Middle East and Africa (“EMEA”), Americas, and Asia Pacific regions. We believe that our net revenue was negatively impacted by worldwide general economic conditions and, in particular the EMEA region, which experienced a year-over-year 10.6% decline in net revenue. The decrease in net revenue from the EMEA region was in large part due to a decrease in unit sales in our embedded device enablement products and, to a lesser extent, our external device enablement products and device management line. In addition, net revenue for the fiscal year ended June 30, 2011 included approximately $900,000 of deferred revenue that was recognized as a result of entering into contracts that removed certain distributors’ rights to stock rotation and price protection in connection with an initiative to streamline our sales distribution channel. The decrease in net revenue from the Americas and Asia Pacific regions was primarily due to a decrease in unit sales in our embedded device enablement product line.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consisted primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$22,146	48.8%	$24,414	49.5%	$(2,268)	(9.3%)

The decrease in gross profit as a percentage of net revenue for the fiscal year ended June 30, 2012 as compared to the prior fiscal year was primarily due to a charge taken for excess and obsolete inventories primarily as a result of a reduction in the sales forecasts for certain products, partially offset by a favorable change in product mix as a result of lower embedded device enablement unit sales.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising and professional legal and accounting fees.

The following table presents selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$10,427		$11,293		$(866)	(7.7%)
Professional fees and outside services	2,403		4,679		(2,276)	(48.6%)
Advertising and marketing	1,483		1,940		(457)	(23.6%)
Facilities	1,216		1,149		67	5.8%
Share-based compensation	449		1,114		(665)	(59.7%)
Depreciation	472		661		(189)	(28.6%)
Other	1,234		1,537		(303)	(19.7%)
Selling, general and administrative	$17,684	39.0%	$22,373	45.4%	$(4,689)	(21.0%)

The decrease in selling, general and administrative expense for the fiscal year ended June 30, 2012, as compared to the fiscal year ended June 30, 2011 was primarily due to (i) a decrease in professional fees and outside services related to the special investigation that was completed during the first quarter of the current fiscal year and the contested proxy that occurred in the prior fiscal year; (ii) a decrease in personnel-related expenses due primarily to separation costs related to the departure of our former CEO and CFO that were recorded in the June 2011 and a reduction in headcount directly related to the restructuring activities that occurred in November 2011, which were partially offset by an increase in salaries due to annual merit increases in the current fiscal year; (iii) a decrease in share-based compensation as consideration for performance bonuses, a reduction in head count and a lower average stock price for options; and (iv) other cost reduction efforts and the completion of our e-commerce website resulting in a decrease in advertising and marketing fees.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,753		$4,610		$143	3.1%
Facilities	823		997		(174)	(17.5%)
Professional fees and outside services	649		677		(28)	(4.1%)
Share-based compensation	278		293		(15)	(5.1%)
Depreciation	28		42		(14)	(33.3%)
Other	379		414		(35)	(8.5%)
Research and development	$6,910	15.2%	$7,033	14.3%	$(123)	(1.7%)

The decrease in research and development expenses for the fiscal year ended June 30, 2012, compared to the fiscal year ended June 30, 2011 was primarily due to a decrease in facilities expenses and a decrease in the use of share-based compensation as consideration for bonuses and a lower average stock price for options granted during the fiscal year ended June 30, 2012. Other expenses decreased as a result of various cost savings measures, including a reduction in travel expenses. These decreases were partially offset by an increase in personnel-related expenses as a result of annual merit increases, despite the reduction in salary expense undertaken in November 2011 as a result of restructuring activities.

Interest Expense, Net

The following table presents interest expense, net:

	Years Ended June 30,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Interest expense, net	$97	0.2%	$123	0.2%	$(26)	(21.1%)

The change in interest expense, net, is primarily due to lower interest expenses related to capital leases in the current fiscal year as well as a lower term loan balance.

Other Expense, Net

The following table presents other expense, net:

	Years Ended June 30,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Other expense, net	$82	0.2%	$28	0.1%	$54	192.9%

The change in other expense, net, is primarily due to foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar. In addition, during the fiscal year ended June 30, 2012, we wrote off the remaining carrying value of a former director’s non-recourse loan from 2001 due to the unlikelihood of collection, which resulted in a $42,000 charge to other expense.

Restructuring Charges

During the second quarter of the fiscal year ended June 30, 2012, we implemented a restructuring plan to reduce operating expenses and to improve future results of operations. As part of the restructuring plan, the workforce was reduced by 14 employees. We recorded a restructuring charge of $286,000, which consisted primarily of severance-related payments. The restructuring plan was substantially completed as of December 31, 2011 and substantially all severance-related payments were made by June 30, 2012.

Provision for Income Taxes

The following table presents the income tax provision:

	Years Ended June 30,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%

Provision for income taxes	$73	0.2%	$56	0.1%	$17	30.4%

The following table presents our effective tax rate based upon our income tax provision:

	Years Ended June 30,
	2012	2011

Effective tax rate	(2.5%)	(1.1%)

We utilize the liability method of accounting for income taxes. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we provided a full valuation allowance against our net deferred tax assets for the fiscal years ended June 30, 2012 and 2011.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of our net operating loss (“NOL”) carryforwards and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities. The following table summarizes our NOLs:

June 30,
2012
(In thousands)
Federal	$84,245
State	$58,445

Our NOL carryovers for federal and state income tax purposes begin to expire in fiscal years 2021 and 2013, respectively. At June 30, 2012, our fiscal 2003 through fiscal 2010 tax years remain open to examination by federal, state, and foreign taxing authorities. However, we have NOLs beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through the issuance of common stock, a term loan and operating activities.

The following table presents details of our working capital and cash and cash equivalents:

	June 30, 2012		Increase
	2012	2011	(Decrease)
	(In thousands)
Working capital	$11,927	$5,222	$6,705
Cash and cash equivalents	$11,374	$5,836	$5,538

Our sources of cash and liquidity include our existing cash and cash equivalents, amounts under our credit facilities and cash from operations. We believe that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments for at least the next 12 months. The primary drivers affecting cash and liquidity are net revenue, working capital requirements, capital expenditures and principal payments on our debt.

During the fourth quarter of the fiscal year ended June 30, 2012, we completed a private placement of our common stock and received $4.4 million in net cash proceeds, and also completed an underwritten public offering of our common stock for which we received approximately $5.1 million in net cash proceeds.

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

We incurred a net loss of $3.0 million and $5.3 million for the fiscal years ended June 30, 2012 and 2011, respectively. We expect our available cash generated from operations, together with existing sources of cash, cash raised from the recent sales of our common stock and, if required, from our credit agreement will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. We may be required, from time-to-time, to raise capital through either equity or debt arrangements or a hybrid thereof to (i) develop or enhance our products, (ii) take advantage of future opportunities, (iii) respond to competition or (iv) continue to operate our business. We cannot provide assurance that we will be able to raise capital, including, new equity, debt arrangements or a hybrid thereof or that required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders in the future.

To improve our liquidity, during the fiscal year ended June 30, 2012, we reduced net inventories to $6.0 million as of June 30, 2012, a decrease of $3.2 million or 35%, compared to $9.2 million as of June 30, 2011. While we will continue to refine our process to optimize our inventory levels, we expect that our increase in working capital will allow us to put into place stocking levels for new product releases more consistent with anticipated customer demand and increase safety stock levels, which could result in an increase in the balance of net inventories.

Loan Agreement

In September 2010, we and Silicon Valley Bank (“SVB”) entered into an amendment to the then outstanding Loan and Security Agreement (the “2010 Loan Amendment”), which provided for a two-year $4.0 million maximum revolving line (the “Revolving Line”) with a three-year $2.0 million term loan (the “Term Loan”). Pursuant to the 2010 Loan Amendment, the proceeds from the Term Loan were used to pay the balance of $611,000 outstanding on the term loan that was made under our then-existing agreement with SVB. The Term Loan was funded on September 28, 2010 and is payable in 36 equal monthly installments of principal and accrued interest. There were no borrowings outstanding on the Revolving Line as of June 30, 2012.

We refer to the Loan and Security Agreement by and between us and SVB, as amended from time to time, as the “Amended Loan Agreement.” Pursuant to the Amended Loan Agreement, we have pledged substantially all of our assets to SVB. The Amended Loan Agreement is comprised of two substantially similar contracts, one which is collateralized by our domestic operations and another which is collateralized by our foreign operations. In connection with a Borrower Agreement dated as of May 23, 2006 in favor of Export-Import Bank of the United States (“Ex-Im Bank”), Ex-Im Bank has guaranteed our performance under the foreign portion of the Amended Loan Agreement.

We did not meet the Minimum Tangible Net Worth (“Minimum TNW”) covenant in the Amended Loan Agreement for the months of May and June in fiscal 2011. Accordingly, on August 18, 2011, we entered into a further amendment (the “2011 Loan Amendment”) to the Amended Loan Agreement. The 2011 Loan Amendment provided for (i) a limited waiver to the Minimum TNW covenant, (ii) a modification of the Minimum TNW covenant and (iii) a modification to the Term Loan interest rate to a per annum rate equal to the prime rate plus 2.50%, payable monthly. The 2011 Loan Amendment provided that, if we achieved certain profitability thresholds for two consecutive fiscal quarters, so long as we continue to maintain such thresholds at the end of each subsequent fiscal quarter, the interest on the Term Loan shall accrue at a per annum rate equal to the prime rate plus 1.50%, payable monthly. We have not met these profitability thresholds in any quarter since entering into the 2011 Loan Amendment.

On January 19, 2012, we entered into another amendment (the “2012 Loan Amendment”) to the Amended Loan Agreement. The 2012 Loan Amendment provided for (i) a modification of the minimum tangible net worth financial covenant, effective November 30, 2011, that required a tangible net worth of at least $2.5 million plus 50% of all consideration received for equity securities and subordinated debt; (ii) a monthly collateral monitoring fee of $2,000 if our credit extensions outstanding during the month are equal to or greater than $1.0 million, otherwise a monthly collateral fee of $500; (iii) a modification of the interest rate related to the Term Loan to the prime rate plus 3.00%, payable monthly. If we achieve certain profitability thresholds for two consecutive fiscal quarters, for so long as we continue to maintain such thresholds, the interest shall accrue at a per annum rate equal to the prime rate plus 1.50%, payable monthly. In addition, the 2012 Loan Amendment modified the interest rate related to the Revolving Line to the greater of (i) the prime rate plus 1.0% or (ii) 5.0%, payable monthly. As a result of the private placement and public offering of our common stock, the newly re-calculated minimum tangible net worth is approximately $7.5 million.

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

Minimum TNW is computed by subtracting goodwill and intangible assets from total shareholders’ equity. If we continue to incur net losses, we may have difficulty satisfying the Minimum TNW financial covenant in the future. The following table presents the calculation of our actual TNW compared to the Minimum TNW requirement in the 2012 Loan Agreement:

June 30, 2012
(In thousands)

Minimum TNW	$7,454
Actual TNW	$12,444

Pursuant to the 2012 Loan Amendment, the available borrowing capacity under the Revolving Line is limited to the lesser of (i) $4.0 million or (ii) the current portion of the trade accounts receivable balance, less fifty percent of the balance of deferred revenue, less a $500,000 reserve for the balance of the Term Loan, less outstanding borrowings on the Revolving Line.

The following table presents the balance outstanding on the Term Loan, our available borrowing capacity and outstanding letters of credit, which were used to as security deposits:

	June 30,
	2012	2011
	(In thousands)
Term Loan	$834	$1,500
Available borrowing capacity	$1,987	$2,302
Outstanding letters of credit	$113	$84

As of June 30, 2012, approximately $204,000 of our cash was held in foreign subsidiary bank accounts. This cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign location board of directors.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,		Increase
	2012	2011	(Decrease)
	(In thousands)
Net cash used in operating activities	$(2,523)	$(4,112)	$1,589
Net cash used in investing activities	$(639)	$(413)	$(226)
Net cash provided by financing activities	$8,700	$212	$8,488

Operating Activities

The decrease in net cash used in operating activities was primarily due to cash generated as a result of a reduction in inventory purchases. This was partially offset by cash utilized for payments related to accounts payable as we paid vendors in a timelier manner, as well as for severance payments related to the restructuring that occurred in November of 2011.

Investing Activities

The increase in net cash used in investing activities was primarily related to the increase in capital expenditures for the purchase of property and equipment related to new products.

Financing Activities

The increase in net cash provided by financing activities was primarily related to the proceeds from the sale of common shares through the private placement and public offering discussed above.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2012, we were not involved in any material unconsolidated SPEs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by this Item 8, including the report of the independent registered public accounting firm, are listed in Part IV, Item 15 of this Report, are set forth beginning on Page F-1 of this Report, and are hereby incorporated by reference into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal year. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the effectiveness of our internal control processes over the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has assessed the effectiveness of our internal controls over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2012, our internal control over financial reporting was effective.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is included in our 2012 Definitive Proxy Statement (or “Proxy Statement) and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth in Part I, Item 1 in the section entitled “Executive Officers of the Registrant” above, and are incorporated herein by reference.

The following information is included in our Proxy Statement and is incorporated herein by reference:

•	Information regarding our directors is set forth under the proposal “Election of Directors.”

•	Information regarding our Audit Committee and designated “audit committee financial experts” is set forth under the caption “Corporate Governance — Audit Committee.”

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under the caption “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance.”

•	Information regarding our code of business conduct and ethics for directors, officers and employees (or “Code of Ethics”) is set forth under the caption “Corporate Governance – Code of Conduct and Complaint Procedures.”

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding compensation of our directors and executive officers set forth under the captions “Director Compensation” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information in the Proxy Statement” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions set forth under the caption “Other Information — Related Party Transactions” and the information regarding director independence set forth under the caption “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal auditor fees and services set forth under the proposal “Ratification of Appointment of Independent Registered Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)             1.  Consolidated Financial Statements

The following financial statements and related Reports of Independent Registered Public Accounting Firms are filed as part of this Report.

2.  Financial Statement Schedules

None

3.  Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTRONIX, INC.

	By:	/s/ KURT BUSCH
KURT BUSCH
PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: August 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BERNHARD BRUSCHA	Chairman of the Board	August 30, 2012
Bernhard Bruscha

/s/ KURT BUSCH	President and Chief Executive Officer and	August 30, 2012
Kurt Busch	(Principal Executive Officer)

/s/ JEREMY WHITAKER	Chief Financial Officer and Secretary	August 30, 2012
Jeremy Whitaker	(Principal Financial and Accounting Officer)

/s/ PAUL FOLINO	Director	August 30, 2012
Paul Folino

/s/ HOSHI PRINTER	Director	August 30, 2012
Hoshi Printer

/s/ JOHN REHFELD	Director	August 30, 2012
John Rehfeld

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lantronix, Inc.

We have audited the accompanying consolidated balance sheet of Lantronix, Inc. as of June 30, 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lantronix, Inc. as of June 30, 2012, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

August 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lantronix, Inc.

We have audited the accompanying consolidated balance sheet of Lantronix, Inc. as of June 30, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lantronix, Inc. as of June 30, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Irvine, California

September 15, 2011

LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30, 2012	June 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$11,374	$5,836
Accounts receivable (net of allowance for doubtful accounts of $108 and $102 at June 30, 2012 and 2011, respectively)	2,674	2,908
Inventories, net	5,955	9,160
Contract manufacturers' receivable	622	636
Prepaid expenses and other current assets	549	605
Deferred tax assets	657	569
Total current assets	21,831	19,714

Property and equipment, net	1,605	1,761
Goodwill	9,488	9,488
Purchased intangible assets, net	–	54
Other assets	87	175
Total assets	$33,011	$31,192

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$3,563	$8,358
Accrued payroll and related expenses	2,100	2,000
Warranty reserve	232	268
Short-term debt	667	667
Other current liabilities	3,342	3,199
Total current liabilities	9,904	14,492
Non-Current Liabilities:
Long-term liabilities	303	550
Long-term capital lease obligations	48	45
Long-term debt	167	833
Deferred tax liabilities	657	569
Total non-current liabilities	1,175	1,997
Total liabilities	11,079	16,489

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized;14,549,072 and 10,549,852 shares issued and outstanding at June 30, 2012 and 2011, respectively	1	1
Additional paid-in capital	203,049	192,780
Accumulated deficit	(181,517)	(178,477)
Accumulated other comprehensive income	399	399
Total stockholders' equity	21,932	14,703
Total liabilities and stockholders' equity	$33,011	$31,192

 See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2012	2011
Net revenue (1)	$45,382	$49,321
Cost of revenue	23,236	24,907
Gross profit	22,146	24,414
Operating expenses:
Selling, general and administrative	17,684	22,373
Research and development	6,910	7,033
Restructuring charges	286	–
Amortization of purchased intangible assets	54	72
Total operating expenses	24,934	29,478
Loss from operations	(2,788)	(5,064)
Interest expense, net	(97)	(123)
Other expense, net	(82)	(28)
Loss before income taxes	(2,967)	(5,215)
Provision for income taxes	73	56
Net loss	$(3,040)	$(5,271)

Net loss per share (basic and diluted)	$(0.27)	$(0.51)

Weighted average shares (basic and diluted)	11,253	10,434

(1) Includes net revenue from related parties	$865	$942

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at July 1, 2010	10,323	$1	$191,147	$(173,206)	$399	$18,341
Shares issued pursuant to stock awards, net	227	–	480	–	–	480
Minimum tax withholding paid on behalf of employees for restricted shares	–	–	(295)	–	–	(295)
Share-based compensation	–	–	1,448	–	–	1,448
Net loss and comprehensive loss	–	–	–	(5,271)	–	(5,271)
Balance at June 30, 2011	10,550	1	192,780	(178,477)	399	$14,703
Shares issued pursuant to stock awards, net	42	–	18	–	–	18
Shares issued pursuant to equity offering	3,957	–	9,536	–	–	9,536
Minimum tax withholding paid on behalf of employees for restricted shares	–	–	(30)	–	–	(30)
Share-based compensation	–	–	745	–	–	745
Net loss and comprehensive loss	–	–	–	(3,040)	–	(3,040)
Balance at June 30, 2012	14,549	$1	$203,049	$(181,517)	$399	$21,932

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2012	2011
Operating activities
Net loss	$(3,040)	$(5,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	745	1,603
Depreciation	934	1,042
Provision for inventories	482	167
Amortization of purchased intangible assets	54	101
Restructuring charges	286	–
Changes in operating assets and liabilities:
Accounts receivable	234	(1,567)
Inventories	2,723	(2,455)
Contract manufacturers' receivable	14	379
Prepaid expenses and other current assets	56	(140)
Other assets	88	(38)
Accounts payable	(4,795)	1,808
Accrued payroll and related expenses	100	422
Warranty reserve	(36)	85
Restructuring accrual	(284)	–
Other liabilities	(84)	(280)
Cash received related to tenant incentives	–	32
Net cash used in operating activities	(2,523)	(4,112)
Investing activities
Purchases of property and equipment, net	(639)	(413)
Net cash used in investing activities	(639)	(413)
Financing activities
Minimum tax withholding paid on behalf of employees for restricted shares	(30)	(295)
Proceeds from term loan	–	2,000
Payment of term loan	(666)	(1,277)
Net proceeds from issuances of common stock	9,554	93
Payment of capital lease obligations	(158)	(309)
Net cash provided by financing activities	8,700	212
Effect of foreign exchange rate changes on cash	–	74
Increase (decrease) in cash and cash equivalents	5,538	(4,239)
Cash and cash equivalents at beginning of period	5,836	10,075
Cash and cash equivalents at end of period	$11,374	$5,836
Supplemental disclosure of cash flow information
Interest paid	$98	$121
Income taxes paid	$10	$33

See accompanying notes.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

1.           Summary of Significant Accounting Policies

The Company

Lantronix, Inc. (referred to in these consolidated financial statements as “Lantronix”, “we,” “us,” or “our”), incorporated in California in June 1989 and re-incorporated in the State of Delaware in May 2000, is engaged primarily in the design and distribution of networking and Internet connectivity products on a worldwide basis. The manufacturing of our products is outsourced to third parties.

Basis of Presentation

The consolidated financial statements include the accounts of Lantronix and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. At June 30, 2012, approximately $1.9 million of our net tangible assets (primarily inventory held at our third party logistics provider in Hong Kong and cash held in foreign bank accounts) were located outside of the U.S. The cash held in foreign bank accounts is unrestricted with regard to foreign liquidity needs, however, our ability to utilize such assets to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign location board of directors.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The industry in which we operate is characterized by rapid technological change. As a result, estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, sales returns and allowances, inventory reserves, goodwill valuation, deferred income tax asset valuation allowances and warranty reserves. To the extent there are material differences between our estimates and actual results, future results of operations will be affected.

Reclassifications

Certain reclassifications have been made to the prior fiscal year financial statements to conform to the current fiscal year presentation.

Revenue Recognition

We do not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. A significant portion of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. Therefore, the recognition of net revenue and related cost of revenue from sales to certain large distributors are deferred until the distributor resells the product.

When product revenue is recognized, we establish an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by distributors. Actual product returns or pricing adjustments that exceed our estimates could result in additional reductions to revenue.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Additionally, we sell extended warranty services which extend the warranty period for an additional one to three years, depending upon the product. Warranty net revenue is deferred and recognized ratably over the warranty service period.

The following table presents our hardware and non-hardware sales as a percentage of total net revenue:

	Years Ended June 30,
	2012	2011

Hardware	99%	99%
Non-hardware	1%	1%
Total net revenue	100%	100%

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts and the general condition of the industry. Accounts that are deemed uncollectible are written off against the allowance for doubtful accounts. If a major customer’s creditworthiness deteriorates, or our customers’ actual defaults exceed our historical experience, such estimates could change and impact our reported financial results.

Concentration of Credit Risk

Our accounts receivable are primarily derived from revenue earned from customers located throughout North America, Europe and Asia. We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for potential credit losses. Credit losses have historically been within our expectations. We generally do not require collateral or other security from our customers.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, contract manufacturers’ receivable, accounts payable, accrued liabilities and long-term debt. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization or financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1: Inputs are based on quoted market prices for identical assets and liabilities in active markets at the measurement date.

Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and/or quoted prices for identical or similar assets or liabilities in markets that are not active near the measurement date.

Level 3: Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. We do not have any assets or liabilities that were measured at fair value on a recurring basis, and during the years ended June 30, 2012 and June 30, 2011 did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

We believe all of our financial instruments’ recorded values approximate their current fair values because of the nature and short duration of these instruments. The fair value of long-term debt approximates its carrying value because the related effective rates of interest approximate current market rates available to us for debt with similar terms and similar remaining maturities.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Foreign Currency Remeasurement

The functional currency for all foreign subsidiaries is currently the U.S. dollar. Non-monetary and monetary foreign currency assets and liabilities are valued in U.S. dollars at historical and end-of-period exchange rates, respectively. Revenue and expenses are remeasured at average exchange rates in effect during each period. Exchange gains and losses from foreign currency transactions and remeasurements are recognized in the consolidated statements of operations. Translation adjustments for foreign subsidiaries whose functional currency was previously the local currency are suspended in accumulated other comprehensive income.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments, with original maturities of 90 days or less.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. We provide reserves for excess and obsolete inventories determined primarily based upon estimates of future demand for our products. Shipping and handling costs are classified as a component of cost of revenue in the consolidated statements of operations.

Inventory Sale and Purchase Transactions with Contract Manufacturers

Under certain circumstances, we sell raw materials to our contract manufacturers and subsequently repurchase finished goods from the contract manufacturers which contain such raw materials. Net sales of raw materials to the contract manufacturers are eliminated from net revenue as we intend to repurchase the raw materials from the contract manufacturers in the form of finished goods. Raw materials sold to the contract manufacturers which we intend to purchase as part of finished goods are recorded on the consolidated balance sheets as contract manufacturers’ receivable.

We have contractual arrangements with certain of our contract manufacturers that provide for us to purchase unused inventory that the contract manufacturer has purchased to fulfill our forecasted manufacturing demand. To the extent that inventory on-hand at one or more of these contract manufacturers exceeds our contractually reported forecasts, we record the amount we may be required to purchase as part of other current liabilities and inventories on the consolidated balance sheets.

Property and Equipment

Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the assets’ estimated useful lives generally ranging from three to five years. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease term or five years. Major renewals and betterments are capitalized, while replacements, maintenance and repairs, which do not improve or extend the estimated useful lives of the respective assets, are expensed as incurred.

Capitalized Internal Use Software Costs

We capitalize the costs of computer software developed or obtained for internal use. Capitalized computer software costs consist of purchased software licenses and implementation costs. The capitalized software costs are being amortized on a straight-line basis over a period of three to five years.

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. During the fiscal year ended June 30, 2012, we early adopted the new guidance that intended to simplify goodwill impairment testing. The updated guidance permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the fair value of our single reporting unit with its carrying value, including goodwill, and recording an impairment charge if the carrying amount of the reporting unit exceeds its estimated fair value. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the analysis, which involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill, the difference of which represents the impairment loss. The determination of the reporting unit’s fair value requires significant judgment and is based on management’s best estimate. We generally use valuation techniques based on our market capitalization and multiples of revenue for similar companies. In addition, management may consider the reporting unit’s expected future earnings, and a control premium, which is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e., market capitalization), in order to acquire a controlling interest.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

During the fiscal year ended June 30, 2012, we made a qualitative assessment of whether goodwill impairment exists. Since we did not determine that it was more likely than not that the fair value of our single reporting unit is less than its carrying amount, we were not required to perform the two-step goodwill impairment test.

Income Taxes

Income taxes are computed under the liability method. This method requires the recognition of deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

Financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a more likely than not likelihood of being realized upon ultimate settlement with a taxing authority. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Share-Based Compensation

We account for share-based compensation by expensing the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. We record amortization of share-based compensation expense ratably over the requisite service period of the grant or as market conditions are achieved. We also estimate forfeitures in our calculation of share-based compensation expense.

Net Income (Loss) Per Share

Net income (loss) per share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the fiscal year. Net income (loss) per share (diluted) is calculated by adjusting the weighted average number of common shares outstanding, assuming any dilutive effects of outstanding share-based awards using the treasury stock method.

Research and Development Costs

Costs incurred in the research and development of new products and enhancements to existing products are expensed as incurred. We believe our current process for developing products is essentially completed concurrently with the establishment of technological feasibility. Software development costs incurred after the establishment of technological feasibility have not been material and, therefore, have been expensed as incurred.

Warranty

Upon shipment to our customers, we provide for the estimated cost to repair or replace products to be returned under warranty. Our products typically carry a one- to two-year warranty. In the fiscal year ended June 30, 2012, we began offering a five-year warranty on certain new products. Although we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, we sell extended warranty services, which extend the warranty period for an additional one to three years depending upon the product.

Advertising Expenses

Advertising costs are expensed in the period incurred.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2012 and 2011.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Segment Information

We have one operating and reportable segment; device networking.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We do not expect the adoption of this guidance will have a material impact on our financial statements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive incomer in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We do not expect the adoption of this guidance will have a material impact on our financial statements.

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. We early adopted this guidance for our fiscal year ended June 30, 2012, which did not have a material impact on our financial statements.

2.           Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,
	2012	2011
	(In thousands)
Finished goods	$3,162	$5,751
Raw materials	1,375	1,335
Inventory at distributors *	1,182	1,391
Large scale integration chips **	236	683
Inventories, net	$5,955	$9,160

* Balance represents finished goods held by distributors

** This item is sold individually and embedded into our products.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Property and Equipment

The following table presents details of property and equipment:

	June 30,
	2012	2011
	(In thousands)
Computer and office equipment	$3,351	$3,356
Furniture and fixtures	893	862
Production and warehouse equipment	2,270	1,799
Construction-in-progress	–	99
Property and equipment, gross	6,514	6,116
Less accumulated depreciation	(4,909)	(4,355)
Property and equipment, net	$1,605	$1,761

The following table presents details of property and equipment recorded in connection with capital lease obligations:

	June 30,
	2012	2011
	(In thousands)
Property and equipment	$394	$446
Less accumulated depreciation	(312)	(317)
Total	$82	$129

The following table presents details of the unamortized costs capitalized as internal use software included in construction-in-progress and computer and office equipment:

	June 30,
	2012	2011
	(In thousands)
Capitalized internal use software	$451	$403

The following table presents the details of depreciation of capitalized internal use software:

	Years Ended June 30,
	2012	2011
	(In thousands)
Depreciation of capitalized internal use software	$241	$400

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Warranty Reserve

The following table presents details of our warranty reserve:

	Years Ended June 30,
	2012	2011
	(In thousands)
Beginning balance	$268	$183
Charged to cost of revenues	84	288
Usage	(120)	(203)
Ending balance	$232	$268

Other Liabilities

The following table presents details of our other liabilities:

	June 30,
	2012	2011
	(In thousands)
Current
Customer deposits and refunds	$939	$1,047
Accrued raw materials purchases	648	–
Deferred revenue	132	178
Capital lease obligations	78	100
Taxes payable	238	211
Other accrued liabilities	1,307	1,663
Total other current liabilities	$3,342	$3,199

Long-term
Deferred rent	$203	$250
Severance accrual	–	153
Deferred revenue	100	147
Total other long-term liabilities	$303	$550

Advertising Expenses

The following table presents details of our advertising expenses:

	Years Ended June 30,
	2012	2011
	(In thousands)
Advertising expenses	$186	$390

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the fiscal year.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

The following table presents the computation of net loss per share:

	Years Ended June 30,
	2012	2011
	(In thousands, except per share data)
Numerator:
Net loss	$(3,040)	$(5,271)

Denominator:
Weighted-average shares outstanding	11,300	10,541
Less: Unvested common shares outstanding	(47)	(107)
Weighted average shares (basic and diluted)	11,253	10,434

Net loss per share (basic and diluted)	$(0.27)	$(0.51)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2012	2011
	(In thousands)
Common stock equivalents	1,605	826

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2012	2011
	(In thousands)
Non-cash acquisition of property and equipment	$140	$–
Shares of common stock issued to settle performance bonus awards	$–	$387

3.           Line of Credit and Term Loan

In September 2010, we entered into an amendment with Silicon Valley Bank (“SVB”) to the then outstanding Loan and Security Agreement, which provides for a two-year $4.0 million maximum revolving line (the “Revolving Line”) with a three-year $2.0 million term loan (the “Term Loan”). Pursuant to the 2010 Loan Amendment, the proceeds from the Term Loan were used to pay the balance of $611,000 outstanding on the term loan that was made under our then-existing agreement with SVB which was entered into in 2008. The Term Loan was funded on September 28, 2010 and is payable in 36 equal monthly installments of principal and accrued interest. There are no borrowings outstanding on the Revolving Line as of June 30, 2012.

For purposes of these Notes to Consolidated Financial Statements, the Loan and Security Agreement by and between us and SVB, as amended from time to time, shall be referred to as the “Amended Loan Agreement.” Pursuant to the Amended Loan Agreement, we have pledged substantially all of our assets to SVB. The Amended Loan Agreement is comprised of two substantially similar contracts, one which is collateralized by our domestic operations and another which is collateralized by our foreign operations. In connection with a Borrower Agreement dated as of May 23, 2006 in favor of Export-Import Bank of the United States (“Ex-Im Bank”), Ex-Im Bank has guaranteed our performance under the foreign portion of the Amended Loan Agreement.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

We did not meet the Minimum Tangible Net Worth (“Minimum TNW”) covenant in the Amended Loan Agreement for May and June 2011. Accordingly, on August 18, 2011, we entered into a further amendment to the Amended Loan Agreement (the “2011 Loan Amendment”). The 2011 Loan Amendment provided for (i) a limited waiver to the Minimum TNW covenant, (ii) a modification of the Minimum TNW covenant, and (iii) a modification to the Term Loan interest rate to a per annum rate equal to the prime rate plus 2.50%, payable monthly. The 2011 Loan Amendment provided that if we achieved certain profitability thresholds for two consecutive fiscal quarters, and only for so long as we continue to maintain such thresholds at the end of each subsequent fiscal quarter, the interest rate on the Term Loan shall accrue at a per annum rate equal to the prime rate plus 1.50%, payable monthly. We have not met these profitability thresholds in any quarter since entering into the 2011 Loan Amendment.

On January 19, 2012, we entered into another amendment to the Amended Loan Agreement (the “2012 Loan Amendment”). The 2012 Loan Amendment provided for (i) a modification of the Minimum TNW covenant, effective November 30, 2011, that required a tangible net worth of at least $2.5 million plus 50% of all consideration received for equity securities and subordinated debt; (ii) a monthly collateral monitoring fee of $2,000 if our credit extensions outstanding during the month are equal to or greater than $1.0 million, otherwise a monthly collateral fee of $500 and (iii) a modification of the interest rate related to the Term Loan to the prime rate plus 3.00%, payable monthly. The 2012 Loan Amendment also provided that if we achieve certain profitability thresholds for two consecutive fiscal quarters, for so long as we continue to maintain such profitability thresholds at the end of each subsequent fiscal quarter, the interest shall accrue at a per annum rate equal to the prime rate plus 1.50%, payable monthly. Additionally, the 2012 Loan Amendment modified the interest rate to the Revolving Line to the greater of (i) the prime rate plus 1.0% or (ii) 5.0%, payable monthly. As a result of the private placement and public offering of our common stock during the fourth quarter of the fiscal year ended June 30, 2012 (see Note 5), the newly re-calculated Minimum TNW is approximately $7.5 million. We were in compliance with the Minimum TNW covenant as of June 30, 2012.

Upon entering into the 2010 Loan Amendment, we paid a fully earned, non-refundable commitment fee of $20,000. On September 28, 2011, we paid an additional $15,000, which was required on the first anniversary of the effective date of the 2010 Loan Amendment. In connection with the 2011 Loan Amendment, we paid $5,000 in fees in September 2011. Also, in connection with the 2012 Loan Amendment, we paid an additional $5,000 in fees in January 2012.

Minimum TNW is computed by subtracting goodwill and intangible assets from total shareholders’ equity. If we continue to incur losses, we may have difficulty satisfying the Minimum TNW financial covenant in the future. The following table sets forth the calculation of our actual TNW compared to the Minimum TNW requirement provided in the 2012 Loan Amendment:

June 30, 2012
(In thousands)

Minimum TNW	$7,454
Actual TNW	$12,444

Availability under the Line of Credit

Pursuant to the 2012 Loan Amendment, the available borrowing capacity under the Revolving Line is limited to the lesser of (i) $4.0 million or (ii) the current portion of the trade accounts receivable balance, less fifty percent of the balance of deferred revenue, less a $500,000 reserve for of the balance of Term Loan, less outstanding borrowings on the Revolving Line.

The following table presents the balance outstanding on the Term Loan, our available borrowing capacity and outstanding letters of credit, which were used as security deposits:

	June 30,
	2012	2011
	(In thousands)
Term Loan	$834	$1,500
Available borrowing capacity	$1,987	$2,302
Outstanding letters of credit	$113	$84

The term loan is scheduled to be fully paid off by September 2013.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

4.           Restructuring Charges and Accrual

In November 2011, we implemented a restructuring plan to reduce operating expenses and to improve future results of operations, which was substantially completed during the fiscal quarter ended December 31, 2011. As part of the restructuring plan, the workforce was reduced by 14 employees. The restructuring charges consisted primarily of severance related payments.

The following table presents a summary of the activity in our restructuring accrual (in thousands):

Restructuring accrual at June 30, 2011	$–
Restructuring charges	286
Cash payments	(284)
Restructuring accrual at June 30, 2012	$2

5.           Stockholders’ Equity

2012 Equity Transactions

Private Placement Sale of Common Stock

On April 24, 2012, we entered into a Stock Purchase Agreement with TL Investment GmbH (“TL Investment”), our largest shareholder, which is beneficially owned by Bernhard Bruscha, a founder and director of Lantronix. Pursuant to the agreement, on April 25, 2012, we sold to TL Investment in a private placement transaction 1,605,709 shares of our common stock at $2.8025 per share for net proceeds of approximately $4.4 million. The common stock was priced at $0.0025 above the Nasdaq closing bid price and last sale price of $2.80 on April 24, 2012. No discounts were applied to the sale. The sale of the shares to TL Investment was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder, as a transaction not involving a public offering.

Public Offering

On April 26, 2012, we entered into a firm commitment underwriting agreement with Roth Capital Partners, LLC (“Roth”) relating to the offer and sale of 2,200,000 shares of our common stock, par value $0.0001 per share, to the public at a price of $2.50 per share. We also granted Roth a 30-day option to purchase up to 330,000 additional shares of our common stock to cover over-allotments, if any. We received net proceeds from the offering, which closed on May 1, 2012, of approximately $4.8 million and upon Roth’s partial exercise of the over-allotment option on May 10, 2012 of 151,400 shares of our common stock, we received additional net proceeds of approximately $348,000.

In aggregate, we received total net cash proceeds of approximately $9.5 million from the private placement and the public offering sales described above.

Share-Based Plans

We have share-based plans under which non-qualified and incentive options to purchase shares of Lantronix common stock (“stock options”) have been granted to employees, non-employees and board members. In addition, we have granted restricted common stock awards (“nonvested shares”) to employees and board members under these share-based plans. New shares are issued to satisfy stock option exercises and share issuances.

The board of directors determines eligibility, vesting schedules and exercise prices for options and shares granted under the plans. Share-based awards are generally granted with an exercise price equal to the market price of our stock at the date of grant. Option awards generally have a contractual term of 7 to10 years. Share-based awards generally vest and become exercisable over a one- to-four-year service period. We have granted share-based awards with market conditions whereby vesting is accelerated upon achieving certain stock price thresholds.

No income tax benefit was realized from activity in the share-based plans during the fiscal years ended June 30, 2012 and 2011.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense by functional line item:

	Years Ended June 30,
	2012	2011
	(In thousands)
Cost of revenues	$37	$63
Selling, general and administrative	449	1,114
Research and development	259	426
Total share-based compensation	$745	$1,603

The following table presents a summary of remaining unrecognized share-based compensation expense for our share-based plans as of June 30, 2012:

Vesting Condition	Remaining Unrecognized Compensation Cost	Weighted- Average Remaining Years To Vest
	(In thousands)

Stock Option Awards	$1,315	2.6

Restricted Stock Awards	$33	0.2

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

Stock Option Awards

The fair value of each stock option grant was estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. Expected volatilities were based on the historical volatility of our stock price. The expected term of options granted was estimated using the simplified method. The risk-free rate for periods within the contractual life of the stock option grant was based on the U.S. Treasury interest rates in effect at the time of grant. To the extent that the stock option grant included market conditions, we used a lattice model to estimate the fair value of the grant.

The fair value of options granted was estimated using the following weighted-average assumptions for all of our stock option plans:

	Years Ended June 30,
	2012	2011
Expected term (in years)	4.89	4.92
Expected volatility	81%	79%
Risk-free interest rate	0.92%	1.96%
Dividend yield	0.00%	0.00%

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

The following table presents a summary of option activity under all of our stock option plans:

		Weighted-Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Shares	Per Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Balance at June 30, 2011	1,818	$4.50
Options granted	909	1.83
Options forfeited	(231)	4.10
Options expired	(352)	5.81
Options exercised	(8)	2.25
Balance at June 30, 2012	2,136	$3.20	6.1	$239
Vested or expected to vest at June 30, 2012	1,917	$3.33	6.0	$196
Options exercisable at June 30, 2012	1,001	$4.46	5.7	$15

The following table presents a summary of option grant-date fair value and intrinsic value information for all of our stock option plans:

	Years Ended June 30,
	2012	2011
	(In thousands,except per share data)
Weighted-average grant-date fair value per share	$1.16	$2.20
Intrinsic value of options exercised	$3	$26

Nonvested Share Awards

The fair value of our nonvested share awards was determined based upon the closing trading price of our common stock on the grant date.

The following table presents a summary of the activity for all of our nonvested shares:

	Shares	Weighted-Average Grant-Date Fair Value per Share
	(In thousands)

Balance of nonvested shares at June 30, 2011	107	$3.06
Granted	–	–
Forfeited	(8)	3.00
Vested	(52)	3.06
Balance of nonvested shares at June 30, 2012	47	$3.07

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

The following table presents a summary of the total fair value of shares vested for all of our nonvested share awards:

	Years Ended June 30,
	2012	2011
	(In thousands)
Fair value of shares vested	$92	$540

6.            401(k) Plan

We have a savings plan (the “Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 15% of their base pay, subject to limitations. Our contributions are discretionary and are subject to limitations. During the fiscal years ended June 30, 2012 and 2011, we made no discretionary contributions to the Plan.

7.            Litigation

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

8.            Income Taxes

The income tax provision consists of the following components:

	Years Ended June 30,
	2012	2011
	(In thousands)
Current:
Federal	$–	$–
State	15	11
Foreign	58	45
	73	56
Deferred:
Federal	–	–
State	–	–
	–	–
Provision for income taxes	$73	$56

 The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2012	2011
	(In thousands)
United States	$(3,025)	$(5,453)
Foreign	58	238
Loss before income taxes	$(2,967)	$(5,215)

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2012	2011
	(In thousands)
Deferred tax assets:
Tax losses and credits	$32,083	$33,149
Reserves not currently deductible	2,977	3,135
Deferred compensation	2,393	2,389
Inventory capitalization	938	839
Marketing rights	638	638
Depreciation	487	70
Gross deferred tax assets	39,516	40,220
Valuation allowance	(37,936)	(38,420)
Deferred tax assets, net	1,580	1,800
Deferred tax liabilities:
State taxes	(1,580)	(1,746)
Other	–	(54)
Deferred tax liabilities	(1,580)	(1,800)
Net deferred tax assets (liabilities)	$–	$–

We have recorded a valuation allowance against our net deferred tax assets. If or when realized, the tax benefits relating to, and the reversal of, approximately $4.3 million of the valuation allowance will be accounted for as an increase in additional paid-in capital as a result of tax deductible compensation arising from stock option exercises. The valuation allowance was established due to uncertainties surrounding the realization of the deferred tax assets.

The following table presents a reconciliation of the income tax provision (benefit) to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2012	2011
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(1,015)	$(1,773)
Increase (decrease) resulting from:
Permanent differences	15	49
Change in valuation allowance	875	1,636
Deferred compensation	144	174
Foreign tax rate variances	45	(36)
Other	9	6
Provision for income taxes	$73	$56

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of our net operating loss (“NOL”) carryforwards and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities. The following table summarizes our NOLs:

June 30, 2012
(In thousands)
Federal	$84,245
State	$58,445

The federal and state NOL carryovers begin to expire in fiscal years 2021 and 2013, respectively. Deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries because such undistributed earnings are expected to be reinvested indefinitely.

The following table summarizes our liability for uncertain tax position for the fiscal year ended June 30, 2012 (in thousands):

Balance as of June 30, 2011	$6,700
Change in balances related to uncertain tax positions	–
Balance as of June 30, 2012	$6,700

At June 30, 2012, we had $6.7 million of gross unrecognized tax benefits.  Of the total unrecognized benefits at June 30, 2012, $6.6 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in our valuation allowance of $6.6 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate.  Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the years ended June 30, 2012 and 2011 we recorded an immaterial expense for interest and penalties related to income tax matters in the provision for income taxes. At June 30, 2012, we had approximately $117,000 of accrued interest and penalties related to uncertain tax positions.

At June 30, 2012, our fiscal 2009 through 2012 tax years remain open to examination by the federal taxing jurisdiction and the fiscal 2008 through 2012 tax years remain open to examination by the state taxing jurisdictions.  However, we have NOLs beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.  Our fiscal 2005 through fiscal 2012 tax years remain open to examination by the foreign taxing authorities.  We do not anticipate that the amount of unrecognized tax benefits as of June 30, 2012 will significantly increase or decrease within the next 12 months.

9.           Commitments and Contingencies

Leases

We lease office equipment and office and warehouse facilities under non-cancelable capital and operating leases.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

The following schedule represents minimum lease payments for all non-cancelable operating and capital leases as of June 30, 2012:

	Capital	Operating
Years Ended June 30,	Leases	Leases	Total
	(In thousands)
2013	$82	$766	$848
2014	27	724	751
2015	23	448	471
2016	–	171	171
Total	132	$2,109	$2,241
Amounts representing interest	(6)
Present value of net minimum lease payments	126
Less: capital lease obligations, short-term portion (included in other current liabilities)	78
Capital lease obligations, long-term portion	$48

The following table presents rent expense:

	Years Ended June 30,
	2012	2011
	(In thousands)
Rent expense	$796	$676

10.           Significant Geographic, Product Line, Customer and Supplier Information

The following table presents our sales within geographic regions as a percentage of net revenue:

	Years Ended June 30,
	2012	2011
Americas	53.1%	52.0%
Europe, Middle East, and Africa	30.3%	31.2%
Asia Pacific	16.6%	16.8%
Total	100.0%	100.0%

The following table presents sales to significant countries as a percentage of net revenue:

	Years Ended June 30,
	2012	2011
U.S.	35%	36%
Germany	18%	17%
Canada	18%	15%

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

Customers

The following table presents sales to our significant customers and related parties as a percentage of net revenue:

	Years Ended June 30,
	2012	2011

Top five customers (1)(2)	52%	41%
Ingram Micro	17%	14%
Acal BFI Central Procurement UK Limited	10%	6%
Related parties	2%	2%

(1) Includes Ingram Micro and Acal BFI Central Procurement UK Limited

(2) All top five customers are distributors, who are part of our product distribution system

No other customer represented more than 10% of our annual net revenue during these fiscal years. Two international customers, Lynx (formerly Transtec AG) and Barix AG, are related parties due to common ownership by our largest stockholder and Lantronix director, Bernhard Bruscha.

Suppliers

We do not own or operate a manufacturing facility. Five independent third-party contract manufacturers located primarily in Asia manufacture substantially all of our products and two independent third party foundries located in Asia manufacture substantially all of our large scale integration chips. Any sudden demand for an increased amount of products or sudden reduction or elimination of any existing source or sources of products could result in a material delay in the shipment of our products. Any problems associated with the manufacturing facilities or the delivery, quality or cost of our products could have a material adverse effect on our business, results of operations and financial condition.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc.		8 – K	99.1	07/29/2005

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation		10 – Q	3.4	02/14/2012

3.3	Amended and Restated Bylaws Lantronix, Inc.		8 – K	3.1	09/21/2010

4.1	Form of common stock certificate of Lantronix, Inc.		S – 1/A	4.1	06/13/2000

10.1*	Lantronix, Inc. Amended and Restated 2000 Stock Plan		10 – K	10.35	09/28/2009

10.2*	Form of Stock Option Agreement under the Lantronix, Inc. 2000 Stock Plan		10 – K	10.4.1	9/11/2007

10.3*	Form of Performance Award Agreement under the Lantronix, Inc. 2000 Stock Plan		8 – K	10.1	11/19/2008

10.4*	Form of Long-Term Incentive Award Agreement under the Lantronix, Inc. 2000 Stock Plan		8 – K	10.2	11/19/2008

10.5*	Lantronix, Inc. Amended and Restated 2000 Employee Stock Purchase Plan		S – 8	4.1	12/06/2004

10.6*	Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10 – Q	10.2	11/08/2010

10.7*	Form of Stock Option Agreement under the Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10 – Q	10.3	11/08/2010

10.8*	Lantronix, Inc. 2010 Stock Incentive Plan		10 – Q	10.1	02/07/2011

10.9*	Form of 2012 Performance Award Agreement under the Lantronix, Inc. 2010 Stock Incentive Plan		10 – Q	10.1	11/14/2011

10.10*	Stock Option Award Agreement dated June 7, 2012 between Lantronix, Inc. and Paul F. Folino pursuant to the Lantronix, Inc. 2010 Stock Incentive Plan		8 – K	99.1	06/11/2012

10.11*	Form of Indemnification Agreement entered into by Lantronix, Inc. with certain of its directors and executive officers		S – 1/A	10.1	06/13/2000

10.12*	Indemnification Agreement dated June 7, 2012 between Lantronix, Inc. and Paul F. Folino		8 – K	99.2	06/11/2012

31

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.13*	Letter Agreement effective February 19, 2008 between Lantronix, Inc. and Jerry Chase		8 – K	10.1	02/26/2008

10.14*	Amendment dated as of December 26, 2008 to the Letter Agreement effective February 19, 2008 between Lantronix, Inc. and Jerry D. Chase		10 – Q	10.1	02/13/2009

10.15*	Second Amendment dated as of February 12, 2009 to the Letter Agreement effective February 19, 2008 between Lantronix, Inc. and Jerry D. Chase		10 – Q	10.3	02/13/2009

10.16*	Separation Agreement dated June 22, 2011 between Lantronix, Inc. and Jerry D. Chase		8 – K	10.1	06/24/2011

10.17*	Amended and Restated Severance Agreement effective as of December 29, 2008 between Lantronix, Inc. and Reagan Y. Sakai		10 – Q	10.2	02/13/2009

10.18*	Separation Agreement dated June 23, 2011 between Lantronix, Inc. and Reagan Y. Sakai		8 – K	10.2	06/24/2011

10.19*	Letter Agreement dated August 16, 2011 between Lantronix, Inc. and Kurt Busch		8 – K	10.1	08/23/2011

10.20*	Letter Agreement dated September 8, 2011 between Lantronix, Inc. and Jeremy Whitaker		8 – K	10.1	09/26/2011

10.21	Loan and Security Agreement dated May 31, 2006 between Lantronix, Inc. and Silicon Valley Bank		10 – Q	10.2	02/14/2012

10.22	Amendment dated August 14, 2008 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		10 – K	10.27	09/19/2008

10.23	Amendment dated September 2010, to the Lantronix, Inc. Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		10 – Q	10.1	11/08/2010

10.24	Amendment dated August 18, 2011 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		8 – K	10.1	08/24/2011

10.25	Amendment dated January 19, 2012 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		10 – Q	10.1	02/14/2012

10.26	Borrower Agreement by Lantronix, Inc. dated May 23, 2006 in favor of Export-Import Bank of the United States		10 – Q	10.3	02/14/2012

10.27	Lease Agreement dated September 17, 2009 between Lantronix, Inc. and the Irvine Company, LLC		8 – K	99.1	09/18/2009

10.28	Agreement dated as of November 29, 2010 among Lantronix, Inc., Bernhard Bruscha and TL Investment GmbH		8 – K	10.1	11/30/2010

10.29	Termination of Agreement, dated as of August 9, 2011 among Lantronix, Inc., Bernhard Bruscha and TL Investment GmbH, relating to the Agreement dated as of November 29, 2010 among Lantronix, Inc., Bernhard Bruscha and TL Investment GmbH		8 – K	10.1	08/09/2011

32

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
21.1	Subsidiaries of Lantronix, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson LLP	X

23.2	Consent of Independent Registered Public Accounting Firm, McGladrey LLP (formerly known as McGladrey & Pullen, LLP)	X

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	X

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	X

32.1***	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes – Oxley Act of 2002	X

101***

The following financial information from Lantronix Inc.’s Annual Report on Form 10-K for the period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):

(i) 101.INS XBRL Instance Document****;

(ii) 101.SCH XBRL Taxonomy Extension Schema Document ****;

(iii) 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document****;

(iv) 101.DEF XBRL Taxonomy Extension Definition Linkbase Document****;

(v) 101.LAB XBRL Taxonomy Extension Label Linkbase Document****; and

(vi) 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document****.

X

*	Indicates management contract or compensatory plan, contract or arrangement.
**	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
***	Furnished, not filed.
****	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

33