Form 10-Q
period 2012-09-30
LANTRONIX INC
filed 2012-11-01
CIK 1114925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Not Applicable

_____________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

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

As of October 29, 2012, there were 14,576,639 shares of the Registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$10,526	$11,374
Accounts receivable, net	2,237	2,674
Contract manufacturers' receivable	656	622
Inventories, net	7,650	5,955
Prepaid expenses and other current assets	718	549
Deferred tax assets	657	657
Total current assets	22,444	21,831

Property and equipment, net	1,527	1,605
Goodwill	9,488	9,488
Other assets	86	87
Total assets	$33,545	$33,011

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,809	$3,563
Accrued payroll and related expenses	1,408	2,100
Warranty reserve	209	232
Short-term debt	667	667
Other current liabilities	3,745	3,342
Total current liabilities	10,838	9,904
Non-current liabilities:
Long-term liabilities	302	303
Long-term capital lease obligations	41	48
Long-term debt	–	167
Deferred tax liabilities	657	657
Total non-current liabilities	1,000	1,175
Total liabilities	11,838	11,079

Commitments and contingencies

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	203,254	203,049
Accumulated deficit	(181,947)	(181,517)
Accumulated other comprehensive income	399	399
Total stockholders' equity	21,707	21,932
Total liabilities and stockholders' equity	$33,545	$33,011

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30, 2012
	2012	2011
Net revenue (1)	$11,202	$11,184
Cost of revenue	5,730	5,882
Gross profit	5,472	5,302
Operating expenses:
Selling, general and administrative	4,268	4,964
Research and development	1,609	1,695
Amortization of purchased intangible assets	–	18
Total operating expenses	5,877	6,677
Loss from operations	(405)	(1,375)
Interest expense, net	(15)	(27)
Other income (expense), net	5	(29)
Loss before income taxes	(415)	(1,431)
Provision for income taxes	15	13
Net loss and comprehensive loss	$(430)	$(1,444)

Net loss per share (basic and diluted)	$(0.03)	$(0.14)

Weighted-average common shares (basic and diluted)	14,558	10,560

Net revenue from related parties	$292	$237

(1) Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(430)	$(1,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	231	160
Depreciation	218	234
Provision for excess and obsolete inventories	(3)	1
Amortization of purchased intangible assets	–	18
Changes in operating assets and liabilities:
Accounts receivable	437	852
Contract manufacturers' receivable	(34)	314
Inventories	(1,692)	(126)
Prepaid expenses and other current assets	(169)	128
Other assets	1	66
Accounts payable	1,246	(1,487)
Accrued payroll and related expenses	(692)	300
Warranty reserve	(23)	(9)
Other liabilities	418	(370)
Net cash used in operating activities	(492)	(1,363)

Investing activities
Purchases of property and equipment	(140)	(209)
Net cash used in investing activities	(140)	(209)

Financing activities
Payment of term loan	(167)	(167)
Minimum tax withholding paid on behalf of employees for restricted shares	(26)	–
Payment of capital lease obligations	(23)	(52)
Net cash used in financing activities	(216)	(219)
Effect of foreign exchange rate changes on cash	–	(10)
Decrease in cash and cash equivalents	(848)	(1,801)
Cash and cash equivalents at beginning of period	11,374	5,836
Cash and cash equivalents at end of period	$10,526	$4,035

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (referred to in these unaudited condensed consolidated financial statements as “Lantronix,” “we,” “us,” or “our”) have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012, included in our Annual Report on Form 10-K filed with the SEC on August 30, 2012. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at September 30, 2012, and the consolidated results of our operations for the three months ended September 30, 2012 and the consolidated cash flows for the three months ended September 30, 2012. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We adopted this guidance effective July 1, 2012. Such adoption did not have a material impact on our financial statements.

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,	June 30,
	2012	2012
	(In thousands)
Finished goods	$4,872	$3,162
Raw materials	1,385	1,375
Inventory at distributors *	1,306	1,182
Large scale integration chips **	87	236
Inventories, net	$7,650	$5,955

* Balance represents finished goods held by distributors.

** This item is sold individually and is also embedded into the Company's products.

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended September 30,
	2012	2011
	(In thousands, except per share data)
Numerator:
Net loss	$(430)	$(1,444)
Denominator:
Weighted-average shares	14,561	10,612
Less: Unvested common shares	(3)	(52)
Weighted-average common shares outstanding (basic and diluted)	14,558	10,560

Net loss per share (basic and diluted)	$(0.03)	$(0.14)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended September 30,
	2012	2011
	(In thousands)

Common stock equivalents	1,404	1,762

3.	Warranty Reserve

Upon shipment to our customers, we provide for the estimated cost to repair or replace products to be returned under warranty. The Company’s products typically carry a one- to two-year warranty. Beginning in December 2011 we began offering a 5-year warranty for some of our new products. Our warranty obligation is affected by product failure rates, use of materials and service delivery costs, which may differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, we sell extended warranty services, which extend the warranty period for an additional one to three years, depending upon the product. Warranty net revenue is deferred and recognized ratably over the warranty service period.

The following table presents details of our warranty reserve:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2012	2012
	(In thousands)
Beginning balance	$232	$268
Charged to cost of revenues	13	84
Usage	(36)	(120)
Ending balance	$209	$232

4.	Bank Line of Credit and Debt

We have a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) dated May 23, 2006 which is comprised of a two-year, $4.0 million revolving line of credit and a three-year, $2.0 million term loan (the “Term Loan”). We also have (i) a Loan and Security Agreement/(Ex-Im Program) (the “Ex-Im Loan and Security Agreement”) dated May 23, 2006 with terms that generally parallel to the Loan and Security Agreement and (ii) an Export-Import Bank of the United States (the “Ex-Im Bank”) Working Capital Guarantee Program Borrower Agreement (the “Guarantee Agreement”). The Ex-Im Loan and Security Agreement and the Guaranty Agreement were established primarily as a means to use our assets related to our foreign operations to secure our borrowings.

The Loan and Security Agreement and the Ex-Im Loan and Security Agreement were established in favor of SVB for the purpose of providing us with working capital to finance the manufacture, production or purchase and subsequent export of our finished goods or services and a means to use our assets related to our domestic and foreign operations to secure our borrowings. SVB and the Ex-Im Bank required that we execute the Guarantee Agreement as a condition precedent to SVB establishing the Loan and Security Agreement and Ex-Im Bank providing the Guarantee Agreement. We collectively refer to the Loan and Security Agreement and the Ex-Im Loan and Security Agreement herein, as each have been amended from time to time, as the “SVB Loan Agreements.” The SVB Loan Agreements provide for a revolving line of credit that in the aggregate may not exceed $4.0 million and the Term Loan. As of September 30, 2012, there were no borrowings outstanding on the revolving line of credit under the SVB Loan Agreements and the Term Loan is being repaid over 36 equal monthly installments with a maturity date of September 30, 2013.

On October 16, 2012, we entered into amendments to the SVB Loan Agreements, effective September 30, 2012 (the “Amended SVB Loan Agreements”), and also re-executed the Guarantee Agreement as of October 16, 2012.

The Amended SVB Loan Agreements extended the maturity date for the revolving line of credit and the Term Loan until September 30, 2014. The Amended SVB Loan Agreements also reduced the interest rate to a rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB (or “quick assets”) to extinguish or retire our current liabilities and the longer-term portion of the Term Loan immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. Additionally, the interest rate on the Term Loan was reduced to the prime rate plus 1.50%, payable monthly. Pursuant to the Amended SVB Loan Agreements, the available borrowing capacity under the revolving line of credit is limited to the lesser of (i) $4.0 million or (ii) the current portion of the trade accounts receivable balance, less 50% of the balance of deferred revenue, less outstanding borrowings on the revolving line of credit. The Amended SVB Loan Agreements require the payment of a fee of $5,000 for the Amended Loan and Security Agreement and $10,000 for the Amended Ex-Im Loan and Security Agreement, upon execution, respectively. We also are required to pay an additional $5,000 and $10,000 fee for the Amended Loan and Security Agreement and Amended Ex-Im Loan and Security Agreement, respectively, on September 30, 2013.

The Amended SVB Loan Agreements adjust our Minimum Tangible Net Worth (“Minimum TNW”) covenant beginning as of September 30, 2012 from approximately $7.5 million to $6.0 million. This amount will adjust upward, as further defined in the agreements, to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total shareholders’ equity, less goodwill. If we continue to incur net losses, we may have difficulty satisfying the Minimum TNW financial covenant in the future.

The following table sets forth the Minimum TNW compared to our Actual TNW:

September 30, 2012
(In thousands)
Minimum TNW	$6,000
Actual TNW	$12,219

The following table presents the balance outstanding on the Term Loan, the available borrowing capacity on the revolving line of credit and outstanding letters of credit, which were used as security deposits:

	September 30,	June 30,
	2012	2012
	(In thousands)
Term Loan	$667	$834
Available borrowing capacity under the Revolving Line	$2,176	$1,987
Outstanding letters of credit	$113	$113

5.	Stockholders’ Equity

Share-Based Plans and Compensation Expense

We have share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. In addition, we have granted restricted stock awards to certain employees and board members under these share-based plans.

The following table presents a summary of share-based compensation expense by functional line item:

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Cost of revenues	$11	$13
Selling, general and administrative	146	81
Research and development	74	66
Total share-based compensation expense	$231	$160

As of September 30, 2012, there was approximately $1.8 million of unrecognized share-based compensation expense. This expense is currently expected to be recognized over a weighted average period of approximately 3.0 years. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

Stock Option Awards

The following table presents a summary of option activity under all of our stock option plans:

	Number of Shares	Weighted Average Exercise Price per Share
	(In thousands)
Balance of options outstanding at June 30, 2012	2,136	$3.20
Options granted	496	2.03
Options forfeited	(16)	2.62
Options expired	(205)	4.59
Options exercised	–	–
Balance of options outstanding at September 30, 2012	2,411	$2.85

Non-Vested Share Awards

The following table presents a summary of the activity for all of our non-vested shares:

	Number of Shares Unvested	Weighted Average Grant - Date Fair Value per Share
	(in thousands)
Balance of nonvested shares at June 30, 2012	47	$3.06
Granted	–	–
Forfeited	(1)	–
Vested	(43)	3.00
Balance of nonvested shares at September 30, 2012	3	$4.00

6.	Income Taxes

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended September 30,
	2012	2011
Effective tax rate	4%	1%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a fully reserved allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of September 30, 2012 and June 30, 2012.

7.	Litigation and Contingencies

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   The Company (as defined below in the “Overview”) intends the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are “forward-looking statements” for purposes of these sections. These statements include, among other things, statements concerning projected net revenues, expenses, gross profit and net income (loss), the need for additional capital, market acceptance of our products, our ability to achieve further product integration, the status of evolving technologies and their growth potential and our production capacity. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “projects,” “should,” “goal,” “continues,” “pro forma,” “forecasts,” “confident,” and “guidance,” other forms of these words or similar words or expressions or the negative thereof.  Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company’s results or future business, financial condition, results of operations or performance to differ materially from the historical results or those expressed or implied in any forward-looking statements contained in this report.  Investors should carefully review the information contained in, or incorporated by reference into, the Company’s annual report on Form10-K for the year ended June 30, 2012 and the subsequent reports on Forms 10-Q and 8-K that we file with the Securities and Exchange Commission (the “SEC”) for a description of these risks and uncertainties. These forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement.  If the Company does update or correct one or more of these statements, investors and others should not conclude that the Company will make additional updates or corrections.

Overview

Lantronix, Inc. (the “Company,” “Lantronix,” “we” or “us”) designs, develops, markets and sells secure communication technologies that simplify access to and communication with and between almost any electronic devices. Our smart machine-to-machine (“M2M”) connectivity solutions enable sharing data between devices and applications to empower better decisions based on real-time information, and gain a competitive advantage by generating new revenue streams, improving productivity and increasing efficiency and profitability. Easy to integrate and deploy, Lantronix products remotely and securely connect devices via networks and the Internet. We have one operating and reportable business segment, device networking, which includes our device enablement (embedded and external) and device management product lines. Our embedded and external device enablement solutions enable digital and analog devices and sensors to be connected to a wired or wireless network for the primary purposes of remote access, control and data acquisition. Our device management solutions primarily serve information technology deployments; offering remote access, control and printing for data center, enterprise, manufacturing, branch office and home applications.

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

Recent Accounting Pronouncements

Please refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2012 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Comparison of the Three Months Ended September 30, 2012 and 2011

Net Revenue by Product Line

The following table presents fiscal quarter net revenue by product line:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Embedded device enablement	$5,788	51.7%	$5,477	49.0%	$311	5.7%
External device enablement	3,275	29.2%	3,286	29.4%	(11)	-0.3%
Device management	2,139	19.1%	2,421	21.6%	(282)	-11.6%
Net revenue	$11,202	100.0%	$11,184	100.0%	$18	0.2%

We believe that our net revenue for the current quarter continued to be negatively impacted by worldwide general economic conditions, particularly in the Europe, Middle East and Africa (“EMEA”) region as further discussed below. We also continued to be negatively affected by certain constraints in supply as we continue efforts to increase inventory levels to fulfill demand.

The increase in net revenue from our embedded device enablement product line was primarily due to an increase in unit sales of our xPort and two of our newer products, PremierWave EN and xPort Pro. These increases were partially offset by a decrease in unit sales of our Wiport product.

The decrease in net revenues from our external device enablement products was primarily due to a decrease in unit sales of our UDS product family, a legacy product. This decrease was partially offset by an increase in unit sales of our EDS product family.

The decrease in net revenue from our device management product line was largely due to decreases in unit sales of our Secure Lantronix Console (“SLC”) and Secure Lantronix Spider (“SLS”) product families. These decreases were partially offset by sales during the current quarter from our new xPrintServer product families.

In the table above, we have included net revenues from our non-core products, which currently represent less than 2% of net revenue, in the device management product line. Non-core products are primarily comprised of legacy products such as print servers, software and other miscellaneous products.

Net Revenue by Geographic Region

The following table presents fiscal quarter net revenue by geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Americas	$5,956	53.2%	$5,677	50.8%	$279	4.9%
EMEA	3,077	27.5%	3,515	31.4%	(438)	(12.5%)
Asia Pacific	2,169	19.3%	1,992	17.8%	177	8.9%
Net revenue	$11,202	100.0%	$11,184	100.0%	$18	0.2%

The decrease in net revenue reflects decreased unit sales in the EMEA region. The decrease in net revenue from the EMEA region was in large part due to a decrease in unit sales within our device management and external device enablement product lines. The decrease in net revenue in the EMEA region was partially offset by increases in net revenue in the Americas and Asia Pacific regions, primarily driven by an increase within our external device enablement product line in the Americas and an increase in our embedded device enablement products in the Asia Pacific region.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, freight, establishing inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and manufacturing overhead, which includes personnel-related expenses, such as payroll, facilities expenses and share-based compensation.

The following table presents fiscal quarter gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$5,472	48.8%	$5,302	47.4%	$170	3.2%

Gross profit and gross profit as a percent of net revenue (referred to as “gross margin”) increased primarily due to the fact that the prior year period’s gross margin was negatively affected by unfavorable purchase price and other variances. During the current quarter, our gross margin was negatively affected by an increase in sales of certain of our lower margin products within our embedded device enablement product line, along with increased freight and fulfillment costs as we expedited certain shipments during the quarter to fulfill customer requirements.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents fiscal quarter selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,450		$2,846		$(396)	(13.9%)
Professional fees and outside services	631		1,007		(376)	(37.3%)
Advertising and marketing	427		209		218	104.3%
Facilities	261		296		(35)	(11.8%)
Share-based compensation	146		81		65	80.2%
Depreciation	116		128		(12)	(9.4%)
Bad debt expense	(16)		16		(32)	(200.0%)
Other	253		381		(128)	(33.6%)
Selling, general and administrative	$4,268	38.1%	$4,964	44.4%	$(696)	(14.0%)

The decrease in selling, general and administrative expenses was primarily due to (i) a decrease in professional fees and outside services related to the special investigation that was completed during the quarter ended September 30, 2011; (ii) a decrease in personnel-related expenses as a result of a head count reduction directly related to the restructuring activities that occurred in November 2011 and (iii) reduced employee travel expenses. The above decreases were partially offset by increased advertising and marketing expenses during the current quarter related to various new marketing initiatives attributable to new products, particularly the xPrintServer product family.

Research and Development

Research and development expenses consist of personnel-related expenses, including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents fiscal quarter research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,013		$1,178		$(165)	(14.0%)
Facilities	238		211		27	12.8%
Professional fees and outside services	174		174		–	0.0%
Share-based compensation	74		66		8	12.1%
Depreciation	4		9		(5)	(55.6%)
Other	106		57		49	86.0%
Research and development	$1,609	14.4%	$1,695	15.2%	$(86)	(5.1%)

Research and development expenses decreased primarily due to a decrease in salaries as a result of a reduction in head count and related personnel expenses. This decrease was partially offset by an increase in other expenses primarily as a result of certain testing and development costs incurred related to new products.

Other Income (Expense), Net

The following table presents fiscal quarter other income (expense), net:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2012	Revenues	2011	Revenues	$	%

Other income (expense), net	$5	0.0%	$(29)	(0.3%)	$34	(117.2%)

The change in other income (expense), net, is primarily due to foreign currency re-measurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

Provision for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended September 30,
	2012	2011
Effective tax rate	4%	1%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a fully reserved allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent that we believe these assets, will more likely, than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of September 30, 2012 and June 30, 2012.

Liquidity and Capital Resources

The following table presents information about our working capital and cash:

	September 30, 2012	June 30, 2012
	(In thousands)
Working capital	$11,606	$11,927
Cash and cash equivalents	$10,526	$11,374

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

We incurred a net loss of $0.4 million and $1.4 million for the fiscal quarters ended September 30, 2012 and 2011, respectively. We expect our available cash generated from operations, together with existing sources of cash, cash raised from the recent sales of our common stock in April and May of 2012 and, if required, from our credit agreement will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. We may be required, from time-to-time, to raise capital through either equity or debt arrangements or a hybrid thereof to (i) develop or enhance our products, (ii) take advantage of future opportunities, (iii) respond to competition or (iv) continue to operate our business. We cannot provide assurance that we will be able to raise capital, including, new equity, debt arrangements or a hybrid thereof or that required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders in the future.

While we will continue to refine our process to optimize our inventory levels, we expect that our increase in working capital will allow us to put into place stocking levels for new product releases more consistent with anticipated customer demand and increase safety stock levels, which could result in an increase in the balance of net inventories.

Loan Agreement

We have a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) dated May 23, 2006 which is comprised of a two-year, $4.0 million revolving line of credit and a three-year, $2.0 million term loan (the “Term Loan”). We also have (i) a Loan and Security Agreement/(Ex-Im Program) (the “Ex-Im Loan and Security Agreement”) dated May 23, 2006 with terms that generally parallel to the Loan and Security Agreement and (ii) an Export-Import Bank of the United States (the “Ex-Im Bank”) Working Capital Guarantee Program Borrower Agreement (the “Guarantee Agreement”). The Ex-Im Loan and Security Agreement and the Guaranty Agreement were established primarily as a means to use our assets related to our foreign operations to secure our borrowings.

The Loan and Security Agreement and the Ex-Im Loan and Security Agreement were established in favor of SVB for the purpose of providing us with working capital to finance the manufacture, production or purchase and subsequent export of our finished goods or services and a means to use our assets related to our domestic and foreign operations to secure our borrowings. SVB and the Ex-Im Bank required that we execute the Guarantee Agreement as a condition precedent to SVB establishing the Loan and Security Agreement and Ex-Im Bank providing the Guarantee Agreement. We collectively refer to the Loan and Security Agreement and the Ex-Im Loan and Security Agreement herein, as each have been amended from time to time, as the “SVB Loan Agreements.” The SVB Loan Agreements provide for a revolving line of credit that in the aggregate may not exceed $4.0 million and the Term Loan. As of September 30, 2012, there were no borrowings outstanding on the revolving line of credit under the SVB Loan Agreements and the Term Loan is being repaid over 36 equal monthly installments with a maturity date of September 30, 2013.

On October 16, 2012, we entered into amendments to the SVB Loan Agreements, effective September 30, 2012 (the “Amended SVB Loan Agreements”), and also re-executed the Guarantee Agreement as of October 16, 2012.

The Amended SVB Loan Agreements extended the maturity date for the revolving line of credit and the Term Loan until September 30, 2014. The Amended SVB Loan Agreements also reduced the interest rate to a rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB (or “quick assets”) to extinguish or retire our current liabilities and the longer-term portion of the Term Loan immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. Additionally, the interest rate on the Term Loan was reduced to the prime rate plus 1.50%, payable monthly. Pursuant to the Amended SVB Loan Agreements, the available borrowing capacity under the revolving line of credit is limited to the lesser of (i) $4.0 million or (ii) the current portion of the trade accounts receivable balance, less 50% of the balance of deferred revenue, less outstanding borrowings on the revolving line of credit. The Amended SVB Loan Agreements require the payment of a fee of $5,000 for the Amended Loan and Security Agreement and $10,000 for the Amended Ex-Im Loan and Security Agreement, upon execution, respectively. We also are required to pay an additional $5,000 and $10,000 fee for the Amended Loan and Security Agreement and Amended Ex-Im Loan and Security Agreement, respectively, on September 30, 2013.

The Amended SVB Loan Agreements adjust our Minimum Tangible Net Worth (“Minimum TNW”) covenant beginning as of September 30, 2012 from approximately $7.5 million to $6.0 million. This amount will adjust upward, as further defined in the agreements, to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total shareholders’ equity, less goodwill. If we continue to incur net losses, we may have difficulty satisfying the Minimum TNW financial covenant in the future.

The following table sets forth the Minimum TNW compared to our Actual TNW:

September 30, 2012
(In thousands)
Minimum TNW	$6,000
Actual TNW	$12,219

The following table presents the balance outstanding on the Term Loan, the available borrowing capacity on the revolving line of credit and outstanding letters of credit, which were used as security deposits:

	September 30,	June 30,
	2012	2012
	(In thousands)
Term Loan	$667	$834
Available borrowing capacity under the Revolving Line	$2,176	$1,987
Outstanding letters of credit	$113	$113

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended September 30,
	2012	2011	Decrease
	(In thousands)
Net cash used in operating activities	$492	$1,363	$(871)
Net cash used in investing activities	140	209	(69)
Net cash used in financing activities	216	219	(3)

Operating Activities

The decrease in net cash used in operating activities was primarily due to the decrease in our net loss. This was partially offset by cash utilized during the current quarter for payments related to additional inventory purchases as we have increased our inventory levels to help improve our ability to fulfill expected customer demand.

Investing Activities

The decrease in net cash used in investing activities was primarily related to the decrease in capital expenditures for the purchase of property and equipment.

Financing Activities

The net cash used in financing activities for the three months ended September 30, 2012 remained consistent with the prior year period as a result of similar payments made for our term loan and capital leases.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2012, we have not been involved in any material unconsolidated SPEs.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”).  Based upon this evaluation, our principal executive officer and our principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (the “SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We operate in a rapidly changing environment and our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “Form 10-K”), as well as any amendments thereto or additions and changes thereto contained in subsequent filings of quarterly or current reports on Forms 10-Q and 8-K. The disclosures in our Form 10-K and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act of 1933. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

		Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc.		8-K	99.1	07/29/2005

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Lantronix, Inc.		10-Q	3.4	02/14/2012

3.2	Amended and Restated Bylaws of Lantronix, Inc.		10-Q	3.1	09/21/2010

10.1	Amendment dated October 16, 2012 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		8-K	99.1	10/22/2012

10.2	Amendment dated October 16, 2012 to the Loan and Security Agreement (EXIM Program) dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		8-K	99.2	10/22/2012

10.3	Borrower Amendment by Lantronix, Inc. in favor of Export-Import Bank of the United States dated October 16, 2012		8-K	99.3	10/22/2012

10.4	Loan and Security Agreement (EXIM Program) dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):

(i) 101.INS BURL Instance Document;**

(ii) 101.SCH XBRL Taxonomy Extension Schema Document;**

(iii) 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document;**

(iv) 101.DEF XBRL Taxonomy Extension Definition Linkbase Document;**

(v) 101.LAB XBRL Taxonomy Extension Label Linkbase Document**;

(vi) 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.**

		X

*Furnished, not filed.

**Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC. (Registrant)

Date: November 1, 2012	By:	/s/ Kurt Busch
Kurt Busch
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2012	By:	/s/ Jeremy Whitaker
Jeremy Whitaker Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act or the Exchange Act of 1933. Such exhibits are identified in the chart to the right of the Exhibit and are incorporated herein by reference.

		Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc.		8-K	99.1	07/29/2005

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Lantronix, Inc.		10-Q	3.4	02/14/2012

3.2	Amended and Restated Bylaws of Lantronix, Inc.		10-Q	3.1	09/21/2010

10.1	Amendment dated October 16, 2012 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		8-K	99.1	10/22/2012

10.2	Amendment dated October 16, 2012 to the Loan and Security Agreement (EXIM Program) dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		8-K	99.2	10/22/2012

10.3	Borrower Amendment by Lantronix, Inc. in favor of Export-Import Bank of the United States dated October 16, 2012		8-K	99.3	10/22/2012

10.4	Loan and Security Agreement (EXIM Program) dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):

(i) 101.INS BURL Instance Document;**

(ii) 101.SCH XBRL Taxonomy Extension Schema Document;**

(iii) 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document;**

(iv) 101.DEF XBRL Taxonomy Extension Definition Linkbase Document;**

(v) 101.LAB XBRL Taxonomy Extension Label Linkbase Document**;

(vi) 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.**

		X

*Furnished, not filed.

**Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

