Form 10-Q
period 2012-12-31
LANTRONIX INC
filed 2013-01-31
CIK 1114925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 18, 2013, there were 14,579,764 shares of the Registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

December 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$8,452	$11,374
Accounts receivable, net	2,348	2,674
Contract manufacturers' receivable	704	622
Inventories, net	9,694	5,955
Prepaid expenses and other current assets	598	549
Deferred tax assets	657	657
Total current assets	22,453	21,831

Property and equipment, net	1,426	1,605
Goodwill	9,488	9,488
Other assets	79	87
Total assets	$33,446	$33,011

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,126	$3,563
Accrued payroll and related expenses	1,466	2,100
Warranty reserve	222	232
Short-term debt	500	667
Other current liabilities	3,615	3,342
Total current liabilities	10,929	9,904
Non-current liabilities:
Long-term liabilities	281	303
Long-term capital lease obligations	78	48
Long-term debt	–	167
Deferred tax liabilities	657	657
Total non-current liabilities	1,016	1,175
Total liabilities	11,945	11,079

Commitments and contingencies

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	203,460	203,049
Accumulated deficit	(182,359)	(181,517)
Accumulated other comprehensive income	399	399
Total stockholders' equity	21,501	21,932
Total liabilities and stockholders' equity	$33,446	$33,011

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net revenue (1)	$12,162	$10,452	$23,364	$21,636
Cost of revenue	6,130	5,411	11,860	11,293
Gross profit	6,032	5,041	11,504	10,343
Operating expenses:
Selling, general and administrative	4,719	4,441	8,987	9,405
Research and development	1,665	1,646	3,274	3,341
Restructuring Charges	–	269	–	269
Amortization of purchased intangible assets	–	18	–	36
Total operating expenses	6,384	6,374	12,261	13,051
Loss from operations	(352)	(1,333)	(757)	(2,708)
Interest expense, net	(16)	(23)	(31)	(50)
Other expense, net	(23)	(8)	(18)	(37)
Loss before income taxes	(391)	(1,364)	(806)	(2,795)
Provision for income taxes	21	13	36	26
Net loss and comprehensive loss	$(412)	$(1,377)	$(842)	$(2,821)

Net loss per share (basic and diluted)	$(0.03)	$(0.13)	$(0.06)	$(0.27)

Weighted-average common shares (basic and diluted)	14,578	10,581	14,568	10,571

Net revenue from related parties	$381	$174	$673	$411

(1) Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	December 31,
	2012	2011
Operating activities
Net loss	$(842)	$(2,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	437	352
Depreciation	436	458
Provision for excess and obsolete inventories	38	479
Restructuring charges	–	269
Amortization of purchased intangible assets	–	36
Changes in operating assets and liabilities:
Accounts receivable	326	1,499
Contract manufacturers' receivable	(82)	313
Inventories	(3,777)	228
Prepaid expenses and other current assets	(49)	208
Other assets	8	89
Accounts payable	1,563	(3,523)
Accrued payroll and related expenses	(634)	–
Warranty reserve	(10)	(29)
Restructuring accrual	–	(171)
Other liabilities	257	822
Net cash used in operating activities	(2,329)	(1,791)
Investing activities
Purchases of property and equipment	(189)	(305)
Net cash used in investing activities	(189)	(305)
Financing activities
Payment of term loan	(334)	(333)
Minimum tax withholding paid on behalf of employees for restricted shares	(26)	(30)
Payment of capital lease obligations	(44)	(74)
Net cash used in financing activities	(404)	(437)
Decrease in cash and cash equivalents	(2,922)	(2,533)
Cash and cash equivalents at beginning of period	11,374	5,836
Cash and cash equivalents at end of period	$8,452	$3,303

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (referred to in these unaudited condensed consolidated financial statements as “Lantronix,” “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012, included in our Annual Report on Form 10-K filed with the SEC on August 30, 2012. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at December 31, 2012, and the consolidated results of our operations for the three and six months ended December 31, 2012 and the consolidated cash flows for the six months ended December 31, 2012. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	June 30,
	2012	2012
	(In thousands)
Raw materials	$1,847	$1,375
Finished goods	6,216	3,162
Finished goods held by distributors	1,494	1,182
Large scale integration chips *	137	236
Inventories, net	$9,694	$5,955

* This item is sold individually and is also embedded into our products.

Other Liabilities

The following table presents details of our other liabilities:

	December 31,	June 30,
	2012	2012
	(In thousands)
Current
Customer deposits and refunds	$1,136	$939
Accrued raw materials purchases	834	648
Deferred revenue	115	132
Capital lease obligations	72	78
Taxes payable	230	238
Other accrued liabilities	1,228	1,307
Total other current liabilities	$3,615	$3,342

Long-term
Deferred rent	$168	$203
Deferred revenue	113	100
Total other long-term liabilities	$281	$303

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Net loss	$(412)	$(1,377)	$(842)	$(2,821)
Denominator:
Weighted-average shares	14,578	10,631	14,568	10,621
Less: Unvested common shares	–	(50)	–	(50)
Weighted-average common shares outstanding (basic and diluted)	14,578	10,581	14,568	10,571

Net loss per share (basic and diluted)	$(0.03)	$(0.13)	$(0.06)	$(0.27)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands)
Common stock equivalents	2,077	1,250	1,888	1,294

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the unaudited condensed consolidated statements of cash flows:

	Six Months Ended December 31,
	2012	2011
	(In thousands)
Non-cash acquisition of property and equipment	$68	$91

3.	Warranty Reserve

Upon shipment to our customers, we provide for the estimated cost to repair or replace products to be returned under warranty. Our products typically carry a one- to two-year warranty. Beginning in December 2011, we began offering a 5-year warranty for some of our new products. Our warranty obligation is affected by product failure rates, use of materials and service delivery costs, which may differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, we sell extended warranty services, which extend the warranty period for an additional one to three years, depending upon the product. Warranty net revenue is deferred and recognized ratably over the warranty service period.

The following table presents details of our warranty reserve:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2012	2012
	(In thousands)
Beginning balance	$232	$268
Charged to cost of revenues	52	84
Usage	(62)	(120)
Ending balance	$222	$232

4.	Bank Line of Credit and Debt

We have a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) dated May 23, 2006 which is comprised of a $4.0 million revolving line of credit and a $2.0 million term loan (the “Term Loan”). We also have (i) a Loan and Security Agreement/(Ex-Im Program) (the “Ex-Im Loan and Security Agreement”) dated May 23, 2006 with terms that generally parallel to the Loan and Security Agreement and (ii) an Export-Import Bank of the United States (the “Ex-Im Bank”) Working Capital Guarantee Program Borrower Agreement (the “Guarantee Agreement”).On October 16, 2012, we entered into amendments to the SVB loan Agreements, effective September 30, 2012, and also re-executed the Guarantee Agreement as of October 16, 2012 (the “2012 Amendments”). We collectively refer to the Loan and Security Agreement and the Ex-Im Loan and Security Agreement herein, as each have been amended time to time, as the “Amended SVB Loan Agreements.”

The Loan and Security Agreement and the Ex-Im Loan and Security Agreement were established in favor of SVB for the purpose of providing us with working capital to finance the manufacture, production or purchase and subsequent export of our finished goods or services and a means to use our assets related to our domestic and foreign receivables to secure our borrowings. The Ex-Im Loan and Security Agreement and the Guaranty Agreement were established primarily as a means to use our assets related to our foreign receivables to secure our borrowings. SVB and the Ex-Im Bank required that we execute the Guarantee Agreement as a condition precedent to SVB establishing the Loan and Security Agreement and Ex-Im Bank providing the Guarantee Agreement.

The Amended SVB Loan Agreements provide for a revolving line of credit that in the aggregate may not exceed $4.0 million and the Term Loan.

The extended maturity date for the revolving line of credit under the Amended SVB Loan Agreements is September 30, 2014. The 2012 Amendments also reduced the interest rate to a rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB (or “quick assets”) to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. Additionally, the interest rate on the Term Loan was reduced to the prime rate plus 1.50%, payable monthly. The 2012 Amendments required the payment of a fee of $5,000 for the Amended Loan and Security Agreement and $10,000 for the Amended Ex-Im Loan and Security Agreement, upon execution, respectively. We also are required to pay an additional $5,000 and $10,000 fee for the Amended Loan and Security Agreement and Amended Ex-Im Loan and Security Agreement, respectively, on September 30, 2013.

Pursuant to the Amended SVB Loan Agreements, the available borrowing capacity under the revolving line of credit is limited to the lesser of (i) $4.0 million or (ii) the current portion of the trade receivable balance, less 50% of the balance of deferred revenue, less outstanding borrowings on the revolving line of credit.

As of December 31, 2012, there were no borrowings outstanding on the revolving line of credit under the Amended SVB Loan Agreements and the Term Loan is being repaid over 36 equal monthly installments with a maturity date of September 30, 2013.

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

The following table sets forth the Minimum TNW compared to our Actual TNW:

December 31, 2012
(In thousands)
Minimum TNW	$6,000
Actual TNW	$12,013

The following table presents the balance outstanding on the Term Loan, the available borrowing capacity on the revolving line of credit and outstanding letters of credit, which were used as security deposits:

	December 31,	June 30,
	2012	2012
	(in thousands)
Term Loan	$500	$834
Available borrowing capacity under the Revolving Line	$2,489	$1,987
Outstanding letters of credit	$113	$113

5.	Stockholders’ Equity

Share-Based Plans and Compensation Expense

Our share-based plans permit the granting of stock options (both incentive and nonqualified stock options), stock appreciation rights, non-vested stock, restricted stock units, and performance shares to certain employees, directors and consultants. As of December 31, 2012, no stock appreciation rights, non-vested stock, restricted stock units, or performance shares were outstanding.

The following table presents a summary of share-based compensation expense by functional line item:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands)
Cost of revenues	$10	$8	$21	$21
Selling, general and administrative	141	113	287	194
Research and development	55	71	129	137
Total share-based compensation expense	$206	$192	$437	$352

As of December 31, 2012, there was approximately $1.7 million of unrecognized share-based compensation expense. This expense is currently expected to be recognized over a weighted average period of approximately 2.8 years. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

Stock Option Awards

The following table presents a summary of option activity under all of our stock option plans:

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2012	2,136	$3.20
Options granted	638	1.63
Options forfeited	(16)	2.62
Options expired	(213)	4.54
Options exercised	–	–
Balance of options outstanding at December 31, 2012	2,545	$2.78

Non-Vested Share Awards

The following table presents a summary of the activity for all of our non-vested shares:

		Weighted
		Average
	Number of	Grant - Date
	Shares	Fair Value
	Non-Vested	per Share
	(in thousands)
Balance of non-vested shares at June 30, 2012	47	$3.06
Granted	–	–
Forfeited	(1)	–
Vested	(46)	3.07
Balance of non-vested shares at December 31, 2012	–	$–

6.	Income Taxes

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Effective tax rate	5%	1%	4%	1%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a fully reserved allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2012 and June 30, 2012.

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   The Company (as defined below in the “Overview”) intends the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are “forward-looking statements” for purposes of these sections. These statements include, among other things, statements concerning projected net revenues, expenses, gross profit and net income (loss), the need for additional capital, market acceptance of our products, our ability to achieve further product integration, the status of evolving technologies and their growth potential and our production capacity. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “projects,” “should,” “goal,” “continues,” “pro forma,” “forecasts,” “confident,” and “guidance,” other forms of these words or similar words or expressions or the negative thereof.  Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company’s results or future business, financial condition, results of operations or performance to differ materially from the historical results or those expressed or implied in any forward-looking statements contained in this report.  Investors should carefully review the information contained in, or incorporated by reference into, the Company’s annual report on Form 10-K for the year ended June 30, 2012 and the subsequent reports on Forms 10-Q and 8-K that we file with the Securities and Exchange Commission (the “SEC”) for a description of these risks and uncertainties. These forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement.  If the Company does update or correct one or more of these statements, investors and others should not conclude that the Company will make additional updates or corrections.

Overview

Lantronix, Inc. (the “Company,” “Lantronix,” “we,” “our” or “us”) designs, develops, markets and sells secure communication technologies that simplify access to and communicates with and between electronic devices. Our smart machine-to-machine (“M2M”) connectivity solutions enable sharing of data between devices and applications to empower our customers to make better decisions based on real-time information, and to gain a competitive advantage by generating new revenue streams, improving productivity and increasing efficiency and profitability. Lantronix products enable customers to remotely and securely connect almost any electronic device to their network and the Internet.

We have one operating and reportable business segment, device networking, which includes our embedded device enablement, external device enablement and device management product lines. Our embedded and external device enablement solutions enable digital and analog devices and sensors to be connected to a wired or wireless network for the primary purposes of remote access, control and data acquisition. Our device management solutions primarily serve information technology deployments by providing remote access, control and printing for data centers, and enterprise, manufacturing, branch office and home applications.

Our innovative networking solutions utilize fully-integrated hardware and software devices and software tools to develop related customer applications. We provide technologically agnostic solutions to broad market segments, including industrial and building automation, security, medical, transportation, retail/point-of-sale (“POS”), financial services, governmental, manufacturing, consumer electronics/appliances, information technology (“IT”), data centers and others.

Recent Accounting Pronouncements

Please refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There have been no significant changes in our critical accounting policies and estimates during the three and six months ended December 31, 2012 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Comparison of the Three and Six Months Ended December 31, 2012 and 2011

Net Revenue by Product Line

The following table presents fiscal quarter net revenue by product line:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Embedded device enablement	$5,546	45.6%	$4,994	47.8%	$552	11.1%
External device enablement	3,480	28.6%	3,349	32.0%	131	3.9%
Device management	3,136	25.8%	2,109	20.2%	1,027	48.7%
Net revenue	$12,162	100.0%	$10,452	100.0%	$1,710	16.4%

The increase in net revenue from our embedded device enablement product line was primarily due to an increase in unit sales of our xPort and ASIC product families, as well as one of our newer products, PremierWave EN.

The increase in net revenue from our external device enablement product line was primarily due to an increase in unit sales of our EDS and XPRESS product families. This increase was partially offset by a decrease in unit sales of our UDS product family.

The increase in net revenue from our device management product line was largely due to an increase in unit sales of our new xPrintServer product families, for which there were no comparable sales in the prior year period. The increasing demand for wireless printing capabilities directly from iOS devices such as iPads® and iPhones® is driving revenues for our xPrintServer product families. The increase in net revenue is also attributable to increased unit sales from our Secure Lantronix Console Server (“SLC”) product family.

The following table presents fiscal year-to-date net revenue by product line:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Embedded enablement	$11,334	48.5%	$10,471	48.4%	$863	8.2%
External enablement	6,755	28.9%	6,635	30.7%	120	1.8%
Device management	5,275	22.6%	4,530	20.9%	745	16.4%
Net revenue	$23,364	100.0%	$21,636	100.0%	$1,728	8.0%

The increase in net revenue from our embedded device enablement product line was primarily due to an increase in unit sales of our xPort, ASIC and PremierWave EN products. These increases were partially offset by a decrease in unit sales of our Wiport product family.

The increase in net revenue from our external device enablement products was primarily due to an increase in unit sales of our EDS product family. This increase was partially offset by a decrease in unit sales of our UDS product family.

The increase in net revenue from our device management product line was largely due to sales of our new xPrintServer product families in the current period. The overall increase in net revenue for this product line was partially offset by decreases in unit sales of our Secure Lantronix Spider (“SLS”) and SLC product families.

In the tables above, we have included net revenue from our non-core products, which currently represents less than 2% of net revenue, in the device management product line.

Net Revenue by Geographic Region

The following table presents fiscal quarter net revenue by geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,852	56.3%	$5,847	55.9%	$1,005	17.2%
EMEA	3,575	29.4%	2,933	28.1%	642	21.9%
Asia Pacific	1,735	14.3%	1,672	16.0%	63	3.8%
Net revenue	$12,162	100.0%	$10,452	100.0%	$1,710	16.4%

The increase in net revenue primarily reflects increased unit sales in the Americas and Europe, Middle East and Africa (“EMEA”) regions. These increases were largely driven by increased unit sales in our embedded device enablement and device management product lines within both regions, with unit sales of our xPrintServer product families and SLC family driving growth in the Americas and our xPort and xPrintServer families driving growth in EMEA.

The following table presents fiscal year-to-date net revenue by geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Americas	$12,808	54.8%	$11,524	53.3%	$1,284	11.1%
EMEA	6,652	28.5%	6,448	29.8%	204	3.2%
Asia Pacific	3,904	16.7%	3,664	16.9%	240	6.6%
Net revenue	$23,364	100.0%	$21,636	100.0%	$1,728	8.0%

The increase in net revenue reflects increased unit sales in the Americas, EMEA and Asia Pacific regions. The increase in net revenue from the Americas was in large part due to an increase in unit sales within our device management product line, driven by sales of our xPrintServer families. To a lesser extent, the Americas also saw net increases in unit sales for both the embedded and external device enablement product lines. The increase in EMEA was driven by an increase within our embedded device enablement product line, partially offset by a decrease in the external device enablement product line. The increase in Asia Pacific was driven by an increase in embedded device enablement, with similar smaller increases in both our external device enablement and device management product lines.

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

The following table presents fiscal quarter gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$6,032	49.6%	$5,041	48.2%	$991	19.7%

Gross profit and gross margin increased overall as a result of the increase in our net revenues for the current quarter as compared to the prior year quarter, as described above. The improvement in the current quarter gross margin was also aided significantly by the fact that in the prior year quarter we recorded a charge of just under $500,000 for estimates of excess and obsolete inventories as a result of reductions in sales forecasts for certain products. However, our gross margins in the current quarter, as compared to the prior year quarter, were negatively affected by the growth in sales of certain lower margin products within our embedded device enablement and device management product lines, along with increased freight and fulfillment costs.

The following table presents fiscal year-to-date gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$11,504	49.2%	$10,343	47.8%	$1,161	11.2%

Gross profit and gross profit as a percent of net revenue (referred to as “gross margin”) increased overall as a result of the increase in our net revenues for the six months ended December 31, 2012 as compared to the corresponding prior year period, as described above. The improvement in the current quarter gross margin was also aided significantly by the fact that in the prior year period we recorded a charge of just under $500,000 for estimates of excess and obsolete inventories as a result of reductions in sales forecasts for certain products. However, our gross margins in the current quarter, as compared to the prior year quarter, were negatively affected by the growth in sales of certain lower margin products within our embedded device enablement and device management product lines, along with increased freight and fulfillment costs.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents fiscal quarter selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,646		$2,541		$105	4.1%
Professional fees and outside services	387		648		(261)	(40.3%	)
Advertising and marketing	787		413		374	90.6%
Facilities	278		331		(53)	(16.0%	)
Share-based compensation	141		113		28	24.8%
Depreciation	110		117		(7)	(6.0%	)
Bad debt expense	58		(6)		64	1066.7%
Other	312		284		28	9.9%
Selling, general and administrative	$4,719	38.8%	$4,441	42.5%	$278	6.3%

The increase in selling, general and administrative expenses was primarily due to (i) an increase in advertising and marketing fees related primarily to marketing initiatives for our new products releases and (ii) an increase in bad debt expense due to the timing of our receivable collections. The above increases were partially offset by decreased professional fees and outside services fees primarily related to reductions in accounting and legal fees.

The following table presents fiscal year-to-date selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,098		$5,385		$(287)	(5.3%	)
Professional fees & outside services	1,018		1,654		(636)	(38.5%	)
Advertising and marketing	1,214		619		595	96.1%
Facilities	539		669		(130)	(19.4%	)
Share-based compensation	287		194		93	47.9%
Depreciation	226		245		(19)	(7.8%	)
Bad debt expense (recovery)	42		10		32	320.0%
Other	563		629		(66)	(10.5%	)
Selling, general and administrative	$8,987	38.5%	$9,405	43.5%	$(418)	(4.4%	)

The decrease in selling, general and administrative expenses was primarily due to (i) higher professional fees and outside services incurred in the first six months of fiscal 2012 related to the special investigation that was completed during the quarter ended September 30, 2011, as well as a reduction in accounting and legal fees associated with and the implementation of various cost-cutting programs and (ii) a decrease in personnel-related expenses as a result of a head count reduction directly related to the restructuring activities that occurred in November 2011, which were partially offset by merit increases during the current year. The above decreases were partially offset by increased advertising and marketing expenses during the current quarter related to various new marketing initiatives attributable to new product releases.

Research and Development

Research and development expenses consist of personnel-related expenses, including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents fiscal quarter research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,114		$1,088		$26	2.4%
Facilities	217		212		5	2.4%
Professional fees and outside services	239		216		23	10.6%
Share-based compensation	55		71		(16)	(22.5%	)
Depreciation	3		7		(4)	(57.1%	)
Other	37		52		(15)	(28.8%	)
Research and development	$1,665	13.7%	$1,646	15.7%	$19	1.2%

Research and development expenses remained relatively flat between the current quarter and prior year quarter. We saw an increase in certain professional and outside services fees primarily related to development and testing of new products.

The following table presents fiscal year-to-date research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2012	Revenue	2011	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,126		$2,264		$(138)	(6.1%	)
Facilities	452		425		27	6.4%
Professional fees & outside services	484		410		74	18.0%
Share-based compensation	129		137		(8)	(5.8%	)
Depreciation	7		16		(9)	(56.3%	)
Other	76		89		(13)	(14.6%	)
Research and development	$3,274	14.0%	$3,341	15.4%	$(67)	(2.0%	)

The decrease in research and development expenses during the six months ended December 31, 2012 as compared to the corresponding prior year period was primarily due to a decrease in salaries as a result of a reduction in head count and related personnel expenses. This decrease was partially offset by an increase in professional fees and outside services primarily as a result of certain testing and development costs incurred related to new products.

Other Income (Expense), Net

Other income (expense), net is primarily comprised of foreign currency re-measurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

Provision for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Effective tax rate	5%	1%	4%	1%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a fully reserved allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets, will more likely, than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2012 and June 30, 2012.

Liquidity and Capital Resources

The following table presents information about our working capital and cash:

	December 31, 2012	June 30, 2012
	(In thousands)
Working capital	$11,524	$11,927
Cash and cash equivalents	$8,452	$11,374

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

We incurred a net loss of $0.4 million and $1.4 million for the fiscal quarters ended December 31, 2012 and 2011, respectively. We expect our available cash generated from operations, together with existing sources of cash, cash raised from the recent sales of our common stock in April and May of 2012 and, if required, from our credit agreement will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. We may be required, from time-to-time, to raise capital through either equity or debt arrangements or a hybrid thereof to (i) develop or enhance our products, (ii) take advantage of future opportunities, (iii) respond to competition or (iv) continue to operate our business. We cannot provide assurance that we will be able to raise capital, including, new equity, debt arrangements or a hybrid thereof or that required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders in the future.

Loan Agreement

We have a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) dated May 23, 2006, which is comprised of a $4.0 million revolving line of credit and a $2.0 million term loan (the “Term Loan”). We also have (i) a Loan and Security Agreement/(Ex-Im Program) (the “Ex-Im Loan and Security Agreement”) dated May 23, 2006 with terms that generally parallel to the Loan and Security Agreement and (ii) an Export-Import Bank of the United States (the “Ex-Im Bank”) Working Capital Guarantee Program Borrower Agreement (the “Guarantee Agreement”).On October 16, 2012, we entered into amendments to the SVB loan Agreements, effective September 30, 2012, and also re-executed the Guarantee Agreement as of October 16, 2012 (the “2012 Amendments”). We collectively refer to the Loan and Security Agreement and the Ex-Im Loan and Security Agreement herein, as each have been amended time to time, as the “Amended SVB Loan Agreements.”

The Loan and Security Agreement and the Ex-Im Loan and Security Agreement were established in favor of SVB for the purpose of providing us with working capital to finance the manufacture, production or purchase and subsequent export of our finished goods or services and a means to use our assets related to our domestic and foreign receivables to secure our borrowings. The Ex-Im Loan and Security Agreement and the Guaranty Agreement were established primarily as a means to use our assets related to our foreign receivables to secure our borrowings. SVB and the Ex-Im Bank required that we execute the Guarantee Agreement as a condition precedent to SVB establishing the Loan and Security Agreement and Ex-Im Bank providing the Guarantee Agreement.

The Amended SVB Loan Agreements provide for a revolving line of credit that in the aggregate may not exceed $4.0 million and the Term Loan.

The extended maturity date for the revolving line of credit under the Amended SVB Loan Agreements is September 30, 2014. The 2012 Amendments also reduced the interest rate to a rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB (or “quick assets”) to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. Additionally, the interest rate on the Term Loan was reduced to the prime rate plus 1.50%, payable monthly. The 2012 Amendments required the payment of a fee of $5,000 for the Amended Loan and Security Agreement and $10,000 for the Amended Ex-Im Loan and Security Agreement, upon execution, respectively. We also are required to pay an additional $5,000 and $10,000 fee for the Amended Loan and Security Agreement and Amended Ex-Im Loan and Security Agreement, respectively, on September 30, 2013.

Pursuant to the Amended SVB Loan Agreements, the available borrowing capacity under the revolving line of credit is limited to the lesser of (i) $4.0 million or (ii) the current portion of the trade receivable balance, less 50% of the balance of deferred revenue, less outstanding borrowings on the revolving line of credit.

As of December 31, 2012, there were no borrowings outstanding on the revolving line of credit under the Amended SVB Loan Agreements and the Term Loan is being repaid over 36 equal monthly installments with a maturity date of September 30, 2013.

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

The following table sets forth the Minimum TNW compared to our Actual TNW:

December 31, 2012
(In thousands)
Minimum TNW	$6,000
Actual TNW	$12,013

The following table presents the balance outstanding on the Term Loan, the available borrowing capacity on the revolving line of credit and outstanding letters of credit, which were used as security deposits:

	December 31,	June 30,
	2012	2012
	(In thousands)
Term Loan	$500	$834
Available borrowing capacity under the Revolving Line	$2,489	$1,987
Outstanding letters of credit	$113	$113

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Six Months Ended
	December 31,
	2012	2011	(Increase) Decrease
	(In thousands)
Net cash used in operating activities	$(2,329)	$(1,791)	$(538)
Net cash used in investing activities	(189)	(305)	116
Net cash used in financing activities	(404)	(437)	33

Operating Activities

The increase in net cash used in operating activities was primarily due to an increase in inventories resulting from (i) increased buffer stock to help improve our ability to fulfill expected customer demand and to support the introduction of new products, and (ii) inventory purchases in anticipation of expected customer demand.

We also utilized cash in the current year period to pay down certain accrued royalties and other liabilities. The increase in the use of cash was partially offset by the reduction in our net loss for the current year period.

Investing Activities

The decrease in net cash used in investing activities was primarily related to the decrease in capital expenditures for the purchase of property and equipment.

Financing Activities

The decrease in net cash used in financing activities was primarily related to the decrease in the payments for capital lease obligations as certain of our capital leases expired during the current year period.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2012, we have not been involved in any material unconsolidated SPEs.

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

We operate in a rapidly changing environment and our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “Form 10-K”), as well as any amendments thereto or additions and changes thereto contained in subsequent filings of quarterly or current reports on Forms 10-Q and 8-K. The disclosures in our Form 10-K and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, except as set forth below.

Delays in qualifying product revisions of existing products at certain of our customers could result in the delay or loss of sales to those customers, which could negatively impact our business and financial results.

Our industry is characterized by intense competition, rapidly evolving technology and continually changing customer requirements. These factors could cause us to change or otherwise accelerate our plans to “end of life” current versions of certain products.  As a result, we are currently developing new revisions to a number of our existing products.  For example, in 2013, we will revise our xPort product.

Prior to purchasing our products, some of our customers require that products undergo a qualification process, which may involve testing of the products in the customer’s system. A subsequent revision to a product’s hardware or firmware, changes in the manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays in sales to customers, loss of sales, or having us holding excess or obsolete inventory.

After products are qualified, it can take additional time before the customer commences volume production of components or devices that incorporate our products.  If we are unsuccessful or delayed in qualifying any new or revised products with a customer, such failure or delay would preclude or delay sales of such product to the customer, and could negatively impact our financial results. In addition, new revisions to our products could cause our customers to alter the timing of their purchases, by either accelerating or delaying purchases, which could result in fluctuations of net revenue from quarter to quarter.

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

		Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc.		8-K	99.1	07/29/2005

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Lantronix, Inc.		10-Q	3.4	02/14/2012

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8-K	3.2	11/15/2012

10.1	Amendment dated October 16, 2012 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		8-K	99.1	10/22/2012

10.2	Amendment dated October 16, 2012 to the Loan and Security Agreement (EXIM Program) dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		8-K	99.2	10/22/2012

10.3	Borrower Amendment by Lantronix, Inc. in favor of Export-Import Bank of the United States dated October 16, 2012		8-K	99.3	10/22/2012

10.4	Indemnification Agreement between Lantronix, Inc. and Bruce C. Edwards, dated as of November 12, 2012		8-K	99.1	11/15/2012

10.5+	Amendment to Offer Letter between Lantronix, Inc. and Jeremy Whitaker, dated as of November 13, 2012		8-K	99.2	11/15/2012

10.6+	Lantronix, Inc. Non-Employee Director Compensation Policy, dated November 12, 2012, effective January 1, 2013		8-K	99.4	11/15/2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):

(i) 101.INS XBRL Instance Document;**

(ii) 101.SCH XBRL Taxonomy Extension Schema Document;**

(iii) 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document;**

(iv) 101.DEF XBRL Taxonomy Extension Definition Linkbase Document;**

(v) 101.LAB XBRL Taxonomy Extension Label Linkbase Document**;

(vi) 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.*

		X

+ Denote compensatory agreement or arrangement

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

LANTRONIX, INC. (Registrant)

Date: January 31, 2013	By:	/s/ Kurt Busch
Kurt Busch
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 31, 2013	By:	/s/ Jeremy Whitaker
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

		Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc.		8-K	99.1	07/29/2005

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Lantronix, Inc.		10-Q	3.4	02/14/2012

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8-K	3.2	11/15/2012

10.1	Amendment dated October 16, 2012 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		8-K	99.1	10/22/2012

10.2	Amendment dated October 16, 2012 to the Loan and Security Agreement (EXIM Program) dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		8-K	99.2	10/22/2012

10.3	Borrower Amendment by Lantronix, Inc. in favor of Export-Import Bank of the United States dated October 16, 2012		8-K	99.3	10/22/2012

10.4	Indemnification Agreement between Lantronix, Inc. and Bruce C. Edwards, dated as of November 12, 2012		8-K	99.1	11/15/2012

10.5+	Amendment to Offer Letter between Lantronix, Inc. and Jeremy Whitaker, dated as of November 13, 2012		8-K	99.2	11/15/2012

10.6+	Lantronix, Inc. Non-Employee Director Compensation Policy, dated November 12, 2012, effective January 1, 2013		8-K	99.4	11/15/2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

		X

+ Denote compensatory agreement or arrangement

*Furnished, not filed.

**Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

