Form 10-Q
period 2013-03-31
LANTRONIX INC
filed 2013-05-02
CIK 1114925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 18, 2013, there were 14,579,764 shares of the Registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2013

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	June 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$7,154	$11,374
Accounts receivable, net	2,808	2,674
Contract manufacturers' receivable	529	622
Inventories, net	9,177	5,955
Prepaid expenses and other current assets	437	549
Deferred tax assets	657	657
Total current assets	20,762	21,831

Property and equipment, net	1,751	1,605
Goodwill	9,488	9,488
Other assets	81	87
Total assets	$32,082	$33,011

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,355	$3,563
Accrued payroll and related expenses	1,580	2,100
Warranty reserve	226	232
Short-term debt	333	667
Other current liabilities	3,720	3,342
Total current liabilities	10,214	9,904
Non-current liabilities:
Long-term capital lease obligations	66	48
Long-term debt	–	167
Deferred tax liabilities	657	657
Other non-current liabilities	270	303
Total non-current liabilities	993	1,175
Total liabilities	11,207	11,079

Commitments and contingencies

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	203,663	203,049
Accumulated deficit	(183,160)	(181,517)
Accumulated other comprehensive income	371	399
Total stockholders' equity	20,875	21,932
Total liabilities and stockholders' equity	$32,082	$33,011

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net revenue (1)	$12,164	$12,134	$35,528	$33,770
Cost of revenue	6,547	6,215	18,407	17,508
Gross profit	5,617	5,919	17,121	16,262
Operating expenses:
Selling, general and administrative	4,685	4,087	13,672	13,492
Research and development	1,717	1,775	4,991	5,116
Restructuring Charges	–	17	–	286
Amortization of purchased intangible assets	–	18	–	54
Total operating expenses	6,402	5,897	18,663	18,948
Income (loss) from operations	(785)	22	(1,542)	(2,686)
Interest expense, net	(14)	(26)	(45)	(76)
Other income (expense), net	10	(13)	(8)	(50)
Loss before income taxes	(789)	(17)	(1,595)	(2,812)
Provision for income taxes	12	24	48	50
Net loss	$(801)	$(41)	$(1,643)	$(2,862)

Net loss per share (basic and diluted)	$(0.05)	$(0.00)	$(0.11)	$(0.27)

Weighted-average common shares (basic and diluted)	14,580	10,585	14,572	10,576

Net revenue from related parties	$221	$238	$894	$649

(1) Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 31,
	2013	2012
Operating activities
Net loss	$(1,643)	$(2,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	640	543
Depreciation	629	683
Provision for excess and obsolete inventories	163	539
Gain on reversal of foreign currency translation	(28)	–
Restructuring charges	–	286
Amortization of purchased intangible assets	–	54
Changes in operating assets and liabilities:
Accounts receivable	(134)	233
Contract manufacturers' receivable	93	105
Inventories	(3,385)	1,870
Prepaid expenses and other current assets	112	(128)
Other assets	6	92
Accounts payable	592	(3,932)
Accrued payroll and related expenses	(520)	276
Warranty reserve	(6)	(41)
Restructuring accrual	–	(246)
Other liabilities	365	(391)
Net cash used in operating activities	(3,116)	(2,919)
Investing activities
Purchases of property and equipment	(507)	(446)
Net cash used in investing activities	(507)	(446)
Financing activities
Payment of term loan	(501)	(500)
Minimum tax withholding paid on behalf of employees for restricted shares	(26)	(30)
Payment of capital lease obligations	(70)	(125)
Net proceeds from issuances of common stock	–	18
Net cash used in financing activities	(597)	(637)
Decrease in cash and cash equivalents	(4,220)	(4,002)
Cash and cash equivalents at beginning of period	11,374	5,836
Cash and cash equivalents at end of period	$7,154	$1,834

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (referred to in these unaudited condensed consolidated financial statements as “Lantronix,” “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012, included in our Annual Report on Form 10-K filed with the SEC on August 30, 2012. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at March 31, 2013, and the consolidated results of our operations for the three and nine months ended March 31, 2013 and the consolidated cash flows for the nine months ended March 31, 2013. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

In February 2013, the FASB issued additional guidance to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). For significant items reclassified out of AOCI to net income in their entirety during a reporting period, companies must report the effect on the line items in the statement where net income is presented. This can be done on the face of the statement in certain circumstances or in the notes. For public companies, this guidance is effective on a prospective basis for fiscal years and interim periods within those years beginning after December 15, 2012. We do not expect the adoption of this guidance will have a material impact on our financial statements.

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31,	June 30,
	2013	2012
	(In thousands)
Raw materials	$2,242	$1,375
Finished goods	5,501	3,162
Finished goods held by distributors	1,382	1,182
Large scale integration chips *	52	236
Inventories, net	$9,177	$5,955

* This item is sold individually and is also embedded into our products.

Other Liabilities

The following table presents details of our other liabilities:

	March 31,	June 30,
	2013	2013
	(In thousands)
Current
Customer deposits and refunds	$1,156	$939
Accrued raw materials purchases	988	648
Deferred revenue	116	132
Capital lease obligations	58	78
Taxes payable	231	238
Other accrued liabilities	1,171	1,307
Total other current liabilities	$3,720	$3,342

Non-current
Deferred rent	$148	$203
Deferred revenue	122	100
Total other non-current liabilities	$270	$303

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator:
Net loss	$(801)	$(41)	$(1,643)	$(2,862)
Denominator:
Weighted-average shares	14,580	10,635	14,572	10,626
Less: Unvested common shares	–	(50)	–	(50)
Weighted-average common shares outstanding (basic and diluted)	14,580	10,585	14,572	10,576

Net loss per share (basic and diluted)	$(0.05)	$(0.00)	$(0.11)	$(0.27)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands)
Common stock equivalents	1,537	1,169	1,895	1,648

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,
	2013	2012
	(In thousands)
Non-cash acquisition of property and equipment under capital leases	$68	$91
Accrued property and equipment paid for in the subsequent period	$200	$–

Accumulated Other Comprehensive Income

As a result of the final dissolution of our foreign subsidiary in France, during the quarter ended March 31, 2013, we reclassified to other income $28,000 in accumulated foreign currency translation adjustments related to this subsidiary that were previously suspended in accumulated other comprehensive income.

3.	Warranty Reserve

Upon shipment to our customers, we provide for the estimated cost to repair or replace products to be returned under warranty. Our products typically carry a one- to five-year warranty. Our warranty obligation is affected by product failure rates, use of materials and service delivery costs, which may differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins. Additionally, we sell extended warranty services, which extend the warranty period for an additional one to three years, depending upon the product. Warranty net revenue is deferred and recognized ratably over the warranty service period.

The following table presents details of our warranty reserve:

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2013	2012
	(In thousands)
Beginning balance	$232	$268
Charged to cost of revenues	81	84
Usage	(87)	(120)
Ending balance	$226	$232

4.	Bank Line of Credit and Debt

We have a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) dated May 23, 2006 which is comprised of a $4.0 million revolving line of credit and a $2.0 million term loan (the “Term Loan”). We also have (i) a Loan and Security Agreement/(Ex-Im Program) (the “Ex-Im Loan and Security Agreement”) dated May 23, 2006 with terms that are generally parallel to the Loan and Security Agreement and (ii) an Export-Import Bank of the United States (the “Ex-Im Bank”) Working Capital Guarantee Program Borrower Agreement (the “Guarantee Agreement”). On October 16, 2012, we entered into amendments to the SVB loan agreements, effective September 30, 2012, and also re-executed the Guarantee Agreement as of October 16, 2012 (the “2012 Amendments”). We collectively refer to the Loan and Security Agreement and the Ex-Im Loan and Security Agreement herein, as each have been amended time to time, as the “Amended SVB Loan Agreements.”

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

As of March 31, 2013, there were no borrowings outstanding on the revolving line of credit under the Amended SVB Loan Agreements and the Term Loan is being repaid over 36 equal monthly installments with a maturity date of September 30, 2013.

The Amended SVB Loan Agreements adjusted our Minimum Tangible Net Worth (“Minimum TNW”) covenant beginning as of September 30, 2012 from approximately $7.5 million to $6.0 million. This amount will adjust upward, as further defined in the agreements, to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total shareholders’ equity, less goodwill. If we continue to incur net losses, we may have difficulty satisfying the Minimum TNW financial covenant in the future.

The following table sets forth the Minimum TNW compared to our Actual TNW:

March 31, 2013
(In thousands)
Minimum TNW	$6,000
Actual TNW	$11,387

The following table presents the balance outstanding on the Term Loan, the available borrowing capacity on the revolving line of credit and outstanding letters of credit, which were used as security deposits. To date, we have not used any of the borrowing capacity under the revolving line. The available borrowing capacity under the revolving line set forth below reflects a change in the method of calculating our borrowing capacity for foreign trade receivables whereby only trade receivables derived from shipments originating within the U.S. are used to determine our borrowing capacity, which effectively reduces our borrowing capacity to the extent we ship products to foreign customers from an overseas warehouse.

	March 31,	June 30,
	2013	2012
	(In thousands)
Term Loan	$333	$834
Available borrowing capacity under the revolving line	$1,386	$364
Outstanding letters of credit	$113	$113

5.	Stockholders’ Equity

Share-Based Plans and Compensation Expense

Our share-based plans permit the granting of stock options (both incentive and nonqualified stock options), stock appreciation rights, non-vested stock, restricted stock units, and performance shares to certain employees, directors and consultants. As of March 31, 2013, no stock appreciation rights, non-vested stock, restricted stock units, or performance shares were outstanding.

The following table presents a summary of share-based compensation expense included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands)
Cost of revenues	$12	$7	$33	$28
Selling, general and administrative	138	123	425	317
Research and development	53	61	182	198
Total share-based compensation expense	$203	$191	$640	$543

As of March 31, 2013, there was approximately $1.5 million of unrecognized share-based compensation expense. This expense is currently expected to be recognized over a weighted average period of approximately 2.6 years. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

Stock Option Awards

The following table presents a summary of option activity under all of our stock option plans:

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2012	2,136	$3.20
Options granted	640	1.94
Options forfeited	(22)	2.47
Options expired	(354)	4.73
Options exercised	–	–
Balance of options outstanding at March 31, 2013	2,400	$2.65

Non-Vested Share Awards

The following table presents a summary of the activity for all of our non-vested shares:

		Weighted
		Average
	Number of	Grant - Date
	Shares	Fair Value
	Non-Vested	per Share
	(In thousands)
Balance of non-vested shares at June 30, 2012	47	$3.06
Granted	–	–
Forfeited	(1)	–
Vested	(46)	3.07
Balance of non-vested shares at March 31, 2013	–	$–

6.	Income Taxes

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Effective tax rate	2%	141%	3%	2%

 The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a fully reserved allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. The effective tax rate of 141% for the three months ended March 31, 2012 was the result of the above factors, along with the fact that our consolidated loss before income taxes for that period was only $17,000.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2013 and June 30, 2012.

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   The Company (as defined below in the “Overview”) intends the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are “forward-looking statements” for purposes of these sections. These statements include, among other things, statements concerning projected net revenues, expenses, gross profit and net income (loss), the need for additional capital, market acceptance of our products, our ability to achieve further product integration, the status of evolving technologies and their growth potential and our production capacity. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “projects,” “should,” “goal,” “continues,” “pro forma,” “forecasts,” “confident,” and “guidance,” other forms of these words or similar words or expressions or the negative thereof.  Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company’s results or future business, financial condition, results of operations or performance to differ materially from the historical results or those expressed or implied in any forward-looking statements contained in this report.  Investors should carefully review the information contained in, or incorporated by reference into, the Company’s annual report on Form 10-K for the year ended June 30, 2012 (the “Form 10-K”) and the subsequent reports on Forms 10-Q and 8-K that we file with the Securities and Exchange Commission (the “SEC”) for a description of these risks and uncertainties. These forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement.  If the Company does update or correct one or more of these statements, investors and others should not conclude that the Company will make additional updates or corrections.

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

Summary of Operating Results for the Three and Nine Months ended March 31, 2013

In the three months ended March 31, 2013 our net loss was $801,000 compared to a net loss of $41,000 in the three months ended March 31, 2012. The increase in net loss was impacted by a 14.6% increase in selling, general and administrative expenses primarily as result of an increase in advertising and marketing fees related to marketing initiatives to promote growth in new product revenues. In addition, we experienced a decrease in gross margin percentage from 48.8% for the three months ended March 31, 2012 to approximately 46.2% for the three months ended March 31, 2013 primarily as a result of increased manufacturing costs and overhead.

In the nine months ended March 31, 2013 our net loss was $1.6 million compared to a net loss of $2.9 million in the nine months ended March 31, 2012. The decrease in net loss was the result of a 5.2% increase in net revenue and 1.5% decrease in operating expenses.

Recent Accounting Pronouncements

Please refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended March 31, 2013 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Results of Operations

Net Revenue by Product Line

The following table presents fiscal quarter net revenue by product line:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Embedded device enablement	$6,321	52.0%	$6,267	51.6%	$54	0.9%
External device enablement	2,805	23.0%	3,201	26.4%	(396)	(12.4%)
Device management	3,038	25.0%	2,666	22.0%	372	14.0%
Net revenue	$12,164	100.0%	$12,134	100.0%	$30	0.2%

The increase in net revenue from our embedded device enablement product line was primarily due to an increase in unit sales related to a design win for one of our newer products, PremierWave-EN, and an increase in unit sales related to our ASIC product family, partially offset by a decrease in unit sales of our xPort Pro and Matchport BG product families.  In addition, our xPort sales were positively impacted by a customer in the Americas that accelerated purchases in connection with our announcement of a revision of the xPort. The revision to xPort could cause customers to alter the timing of their purchases, by either accelerating or delaying purchases, which could result in quarterly fluctuations of net revenue.

The decrease in net revenue from our external device enablement product line was primarily due to a decrease in unit sales of our UDS family in the Americas and EMEA geographic regions as a result of a slowdown in customers’ project deployments.

The increase in net revenue from our device management product line was largely due to an increase in unit sales of our new xPrintServer product family. The increasing demand for wireless printing capabilities directly from iOS devices such as iPads® and iPhones® is driving revenues for our xPrintServer product family. To a lesser extent, we experienced increased unit sales from our Secure Lantronix Console Server (“SLC”) product family and Secure Lantronix Spider (“SLS”) product family. These increases were partially offset by a decrease in the unit sales of our Secure Console Server (“SCS”) product family, which is an end of life product.

Sales of external device enablement and device management products are influenced by the timing of customers’ project deployments, which contribute to variability in our net revenue from period to period.

The following table presents fiscal year-to-date net revenue by product line:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Embedded enablement	$17,655	49.7%	$16,738	49.6%	$917	5.5%
External enablement	9,560	26.9%	9,836	29.1%	(276)	(2.8%)
Device management	8,313	23.4%	7,196	21.3%	1,117	15.5%
Net revenue	$35,528	100.0%	$33,770	100.0%	$1,758	5.2%

The increase in net revenue from our embedded device enablement product line was primarily due to an increase in unit sales of our PremierWave EN, ASIC, and xPort product families, partially offset by a decrease in unit sales of our Wiport and xPort Pro product families.

The decrease in net revenue from our external device enablement product line was primarily due to a decrease in unit sales of our UDS product family. This decrease was partially offset by an increase in unit sales of our EDS product family.

The increase in net revenue from our device management product line was largely due to sales of our new xPrintServer product family in the current year period. The overall increase in net revenue for this product line was partially offset by a year-to-date decrease in unit sales of our SLS product family and a decrease in the unit sales of our SCS product family, which is an end of life product.

In the tables above, we have included net revenue from our non-core products, which currently represents less than 2% of net revenue, in the device management product line.

Net Revenue by Geographic Region

The following table presents fiscal quarter net revenue by geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,501	53.4%	$6,391	52.7%	$110	1.7%
EMEA	3,606	29.6%	3,945	32.5%	(339)	(8.6%)
Asia Pacific	2,057	17.0%	1,798	14.8%	259	14.4%
Net revenue	$12,164	100.0%	$12,134	100.0%	$30	0.2%

The increase in net revenue primarily reflects increased unit sales in the Americas and Asia Pacific regions. These increases were largely driven by increased unit sales in our embedded device enablement and device management product lines within both regions, with unit sales of our xPrintServer, xPort and SLC product families driving growth in the Americas and our xPort and PremierWave-EN families driving growth in Asia Pacific. The decrease in net revenue in the Europe, Middle East and Africa (“EMEA”) region was a result of decreased unit sales in our embedded and external device enablement product lines, primarily from unit sales decreases in xPort and UDS.

The following table presents fiscal year-to-date net revenue by geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Americas	$19,309	54.3%	$17,915	53.1%	$1,394	7.8%
EMEA	10,258	28.9%	10,393	30.8%	(135)	(1.3%)
Asia Pacific	5,961	16.8%	5,462	16.1%	499	9.1%
Net revenue	$35,528	100.0%	$33,770	100.0%	$1,758	5.2%

The increase in net revenue reflects increased unit sales in the Americas and Asia Pacific regions. The increase in net revenue from the Americas was largely due to an increase in unit sales within our device management product line, driven by sales of our xPrintServer family. The Americas also saw modest net increases in unit sales for both the embedded and external device enablement product lines. The increase in Asia Pacific was driven primarily by an increase in our embedded device enablement product line, with a smaller increase in our external device enablement product line. The decrease in EMEA was driven by a decrease within our external device enablement product line, partially offset by similar sized increases in both the embedded device enablement and device management product lines.

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

The following table presents fiscal quarter gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$5,617	46.2%	$5,919	48.8%	$(302)	(5.1%)

Gross profit and gross profit as a percent of revenue (referred to as “gross margin”) during the three months ended March 31, 2013 was significantly impacted by an increase in manufacturing costs and overhead. In addition, gross margin was affected by the growth in sales, as a percentage of total net revenues, of certain lower margin products within our embedded device enablement and device management product lines. Since newer products typically have lower margins until they reach production volumes, we may experience downward pressure on gross margins if new product revenues grow as a percentage of total net revenue.

The following table presents fiscal year-to-date gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$17,121	48.2%	$16,262	48.2%	$859	5.3%

Overall, gross margin remained consistent with the prior year. Gross margin in the current year period was negatively affected by a change in product mix as a result of growth in sales of certain lower margin products within our embedded device enablement and device management product lines. The impact on gross margin from the change in product mix was partially offset by a decrease in charges for excess and obsolete inventories.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents fiscal quarter selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,656		$2,482		$174	7.0%
Professional fees and outside services	341		378		(37)	(9.8%)
Advertising and marketing	919		410		509	124.1%
Facilities	256		271		(15)	(5.5%)
Share-based compensation	138		123		15	12.2%
Depreciation	99		104		(5)	(4.8%)
Bad debt expense (recovery)	(5)		29		(34)	(117.2%)
Other	281		290		(9)	(3.1%)
Selling, general and administrative	$4,685	38.5%	$4,087	33.7%	$598	14.6%

The increase in selling, general and administrative expenses was primarily due to (i) an increase in advertising and marketing fees related primarily to marketing initiatives for our new products releases especially the xPrintServer product family and (ii) an increase in personnel-related expenses related to an increase in sales and marketing headcount and salary merit increases. The above increases were partially offset by decreases in certain facilities expenses and bad debt expense due to timing of collections.

The following table presents fiscal year-to-date selling, general and administrative expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$7,753		$7,871		$(118)	(1.5%)
Professional fees & outside services	1,358		2,096		(738)	(35.2%)
Advertising and marketing	2,132		1,029		1,103	107.2%
Facilities	793		877		(84)	(9.6%)
Share-based compensation	425		317		108	34.1%
Depreciation	326		349		(23)	(6.6%)
Bad debt expense	37		39		(2)	(5.1%)
Other	848		914		(66)	(7.2%)
Selling, general and administrative	$13,672	38.5%	$13,492	40.0%	$180	1.3%

The increase in selling, general and administrative expenses was primarily due to increased advertising and marketing expenses during the year related to various new marketing initiatives attributable to new product releases. The above increase was partially offset by (i) lower professional fees and outside services due to a reduction in accounting and legal fees associated with the implementation of various cost-cutting programs, as well as the fact that in the prior year, the balance included fees related to the special investigation that was completed during the quarter ended September 30, 2011, and (ii) a decrease in personnel-related expenses as a result of a head count reduction directly related to the restructuring activities that occurred in November 2011, which were partially offset by merit increases during the current year.

Research and Development

Research and development expenses consist of personnel-related expenses, including share-based compensation, as well as expenditures to third-party vendors for research and development activities.

The following table presents fiscal quarter research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,136		$1,212		$(76)	(6.3%)
Facilities	190		200		(10)	(5.0%)
Professional fees and outside services	291		232		59	25.4%
Share-based compensation	53		61		(8)	(13.1%)
Depreciation	3		6		(3)	(50.0%)
Other	44		64		(20)	(31.3%)
Research and development	$1,717	14.1%	$1,775	14.6%	$(58)	(3.3%)

The net decrease in research and development expenses during the current quarter was primarily driven by a decrease in variable compensation and lower materials and related miscellaneous expenses. This decrease was partially offset by an increase in certain professional and outside services fees primarily related to development and testing of new products.

The following table presents fiscal year-to-date research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,260		$3,478		$(218)	(6.3%)
Facilities	643		625		18	2.9%
Professional fees & outside services	776		639		137	21.4%
Share-based compensation	182		198		(16)	(8.1%)
Depreciation	10		22		(12)	(54.5%)
Other	120		154		(34)	(22.1%)
Research and development	$4,991	14.0%	$5,116	15.1%	$(125)	(2.4%)

The decrease in research and development expenses during the nine months ended March 31, 2013 as compared to the corresponding prior year period was primarily due to a decrease in variable compensation and lower travel and other miscellaneous expenses. This decrease was partially offset by an increase in professional fees and outside services primarily as a result of certain testing and development costs incurred related to new products.

Other Income (Expense), Net

Other income (expense), net is primarily comprised of foreign currency re-measurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

During the three months ended March 31, 2013, as a result of the final dissolution of our foreign subsidiary in France, we reclassified to other income $28,000 in accumulated foreign currency translation adjustments related to this subsidiary that were previously suspended in accumulated other comprehensive income.

Provision for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Effective tax rate	2%	141%	3%	2%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a fully reserved allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. The effective tax rate of 141% for the three months ended March 31, 2012 was the result of the above factors, along with the fact that our consolidated loss before income taxes for that period was only $17,000.

We record net deferred tax assets to the extent that we believe these assets, will more likely, than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2013 and June 30, 2012.

Liquidity and Capital Resources

The following table presents information about our working capital and cash:

	March 31,	June 30,
	2013	2012
	(In thousands)
Working capital	$10,548	$11,927
Cash and cash equivalents	$7,154	$11,374

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

We incurred a net loss of $0.8 million and $41,000 for the fiscal quarters ended March 31, 2013 and 2012, respectively. We expect our available cash generated from operations, together with existing sources of cash, cash raised from the recent sales of our common stock in April and May of 2012 and, if required, from our credit agreement will be sufficient to fund our long-term and short-term capital expenditures, working capital and other cash requirements. We may be required, from time-to-time, to raise capital through either equity or debt arrangements or a hybrid thereof to (i) develop or enhance our products, (ii) take advantage of future opportunities, (iii) respond to competition or (iv) continue to operate our business. We cannot provide assurance that we will be able to raise capital, including, new equity, debt arrangements or a hybrid thereof or that required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders in the future.

Loan Agreement

We have a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) dated May 23, 2006, which is comprised of a $4.0 million revolving line of credit and a $2.0 million term loan (the “Term Loan”). We also have (i) a Loan and Security Agreement/(Ex-Im Program) (the “Ex-Im Loan and Security Agreement”) dated May 23, 2006 with terms that are generally parallel to the Loan and Security Agreement and (ii) an Export-Import Bank of the United States (the “Ex-Im Bank”) Working Capital Guarantee Program Borrower Agreement (the “Guarantee Agreement”).On October 16, 2012, we entered into amendments to the SVB loan agreements, effective September 30, 2012, and also re-executed the Guarantee Agreement as of October 16, 2012 (the “2012 Amendments”). We collectively refer to the Loan and Security Agreement and the Ex-Im Loan and Security Agreement herein, as each have been amended time to time, as the “Amended SVB Loan Agreements.”

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

As of March 31, 2013, there were no borrowings outstanding on the revolving line of credit under the Amended SVB Loan Agreements and the Term Loan is being repaid over 36 equal monthly installments with a maturity date of September 30, 2013.

The Amended SVB Loan Agreements adjusted our Minimum Tangible Net Worth (“Minimum TNW”) covenant beginning as of September 30, 2012 from approximately $7.5 million to $6.0 million. This amount will adjust upward, as further defined in the agreements, to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total shareholders’ equity, less goodwill. If we continue to incur net losses, we may have difficulty satisfying the Minimum TNW financial covenant in the future.

The following table sets forth the Minimum TNW compared to our Actual TNW:

March 31, 2013
(In thousands)
Minimum TNW	$6,000
Actual TNW	$11,387

The following table presents the balance outstanding on the Term Loan, the available borrowing capacity on the revolving line of credit and outstanding letters of credit, which were used as security deposits. To date, we have not used any of the borrowing capacity under the revolving line. The available borrowing capacity under the revolving line set forth below reflects a change in the method of calculating our borrowing capacity for foreign trade receivables whereby only trade receivables derived from shipments originating within the U.S. are used to determine our borrowing capacity, which effectively reduces our borrowing capacity to the extent we ship products to foreign customers from an overseas warehouse.

	March 31,	June 30,
	2013	2012
	(In thousands)
Term Loan	$333	$834
Available borrowing capacity under the revolving line	$1,386	$364
Outstanding letters of credit	$113	$113

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Nine Months Ended March 31,		(Increase)
	2013	2012	Decrease
	(In thousands)
Net cash used in operating activities	$(3,116)	$(2,919)	$(197)
Net cash used in investing activities	(507)	(446)	(61)
Net cash used in financing activities	(597)	(637)	40

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

Investing Activities

The increase in net cash used in investing activities was primarily related to the increase in capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment for new products.

Financing Activities

The decrease in net cash used in financing activities was primarily related to the decrease in payments for capital lease obligations as certain of our capital leases expired during the current year period.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2013, we have not been involved in any material unconsolidated SPEs.

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

There have been no material changes to the risk factors as disclosed in the Form 10-K for the fiscal year ended June 30, 2012, except as set forth below.

Delays in qualifying product revisions of existing products at certain of our customers could result in the delay or loss of sales to those customers, which could negatively impact our business and financial results.

Our industry is characterized by intense competition, rapidly evolving technology and continually changing customer requirements. These factors could cause us to change or otherwise accelerate our plans to release new versions of certain products. We are currently developing new revisions to a number of our existing products.  For example, in 2013, we have revised our xPort product.

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language):

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

LANTRONIX, INC. (Registrant)

Date: May 2, 2013	By:	/s/ Kurt Busch
Kurt Busch
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2013	By:	/s/ Jeremy Whitaker
Jeremy Whitaker Chief Financial Officer
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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language):

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

