Form 10-K
period 2013-06-30
LANTRONIX INC
filed 2013-08-29
CIK 1114925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock as reported by the Nasdaq Capital Market on December 31, 2012, the last trading day of the second fiscal quarter, was approximately $13.8 million. The determination of affiliate status for this purpose shall not be a conclusive determination for any other purpose.

As of July 31, 2013, there were 14,579,764 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement on Schedule 14A relating to the registrant's 2013 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, are incorporated by reference into Part III of this annual report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this annual report on Form 10-K.

LANTRONIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2013

* Not applicable for Smaller Reporting Companies

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2013, or the Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, market acceptance of our products, or future customer and sales developments; statements relating to manufacturing forecasts, including the potential benefits of our contract manufacturers sourcing and supplying raw materials and the significant role of original equipment manufacturers in our business; assumptions regarding the future cost and potential benefits of our research and development efforts; liquidity and cash resources forecasts; statements relating to the impact of pending litigation; statements concerning our future operations, financial condition and prospects; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof.

We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our results or experiences, or future business, financial condition, results of operations or performance, to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” in Item 1A of this Report, as well as in our other filings with the Securities and Exchange Commission, or the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. For these reasons, investors are cautioned not to place undue reliance on any forward-looking statements.

You should read this Report in its entirety, together with the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules of The Nasdaq Stock Market, LLC. If we do update or correct any forward-looking statements, investors should not conclude that we will make additional updates or corrections.

PART I

ITEM 1.	BUSINESS

Overview

Lantronix, Inc. (the “Company,” “Lantronix,” “we,” “our,” or “us”) designs, develops, markets and sells networking and communications products with a focus on the convergence of mobility with machine-to-machine (“M2M”) systems. We provide solutions that enable machines, devices and sensors to be securely accessed, managed and controlled. Our solutions are designed to make it easier and more cost effective for our customers to participate in the Internet of Things (“IoT”) market.

We began as a developer of solutions that helped to access, manage and network enable IT machines and devices. In 2001, the Company positioned itself as an early innovator in the M2M market by expanding its focus to develop solutions that would allow original equipment manufacturers (“OEMs”) and end-users to web-enable their non-PC machines and devices. Today, we are known as a global provider of smart M2M solutions.

We provide a broad portfolio of products intended to enhance the value of electronic devices or machines. Our products are typically used by enterprise and commercial businesses, government institutions, telecommunication and utility companies, financial institutions, and individual consumers.

We organize our solutions into two product lines based on how they are marketed, sold and deployed: OEM Modules and Enterprise Solutions. We conduct our business globally and manage our sales teams by geography, according to four regions: the Americas; Europe, Middle East, and Africa (“EMEA”); Asia Pacific; and Japan.

We were incorporated in California in 1989 and reincorporated in Delaware in 2000.

Our Strategy

We believe that the way companies conduct business will continue to rapidly change in response to the convergence of mobility and M2M systems enabled by the proliferation of networking technologies.

Our strategy is to leverage our networking expertise to capitalize on market transitions relating to the convergence of mobility and M2M deployments in the context of the Internet of Things. Market transitions on which we are primarily focused include those relating to:

•	the increasing role of cellular and Wi-Fi networks for M2M communication;

•	the desire to remotely access, monitor and manage machines and electronic devices;

•	the transition from Internet Protocol Version 4 to Internet Protocol Version 6; and

•	the increasing role of mobility and “BYOD,” (Bring Your Own Device), which refers to the growing trend of employees, to bring and use their own laptop computers, smartphones, tablets, or other mobile devices in the workplace, instead of using equipment provided by the organization.

We plan to address these market transitions with products offering simple customization, manageability, and high levels of security and ruggedness.

Many of our new products, such as PremierWave® XC, xPico® Wi-Fi, xPrintServer®, xDirect™, SLB™, xSenso™ and PremierWave® XN product families, have been designed to fulfill the needs created by these market transitions.

Our strategy includes expanding our sales channels and marketing efforts with the goal of selling our full portfolio of products worldwide. Historically, our OEM Modules have been sold across all of our significant geographic regions, however a disproportionate amount of our Enterprise Solutions revenue has been generated in the Americas region as our sales channel in the Americas has had the focus and expertise to sell these products. We believe that by adding similar sales channels outside of the Americas we can increase the worldwide sales of our Enterprise Solutions.

Products and Solutions

Previously, our product lines were categorized as follows: Embedded Device Enablement, External Device Enablement and Device Management. To more closely align our product lines with how they are marketed, sold and deployed, we re-categorized our product lines as follows: (i) Embedded Device Enablement products are now referred to as “OEM Modules” and (ii) External Device Enablement and Device Management products have been combined into a single product line and are now referred to as “Enterprise Solutions”.

OEM Modules

OEM Modules are electronic products that serve as building blocks embedded inside modern electronic systems and equipment. Our OEM Modules product line includes wired and wireless products that are designed to enhance the value and utility of modern electronic systems and equipment by providing secure network connectivity, application hosting, protocol conversion and other functions.

The products are offered with a software suite intended to decrease our customer’s time-to-market and increase their value add. Among others, the following product families are included in our OEM Module product line: MatchPort®, PremiereWave® EN, WiPort®, xPico®, xPico®Wi-Fi, and xPort®.

OEM Modules are typically sold to OEMs, original design manufacturers (“ODMs”), contract manufacturers and distributors. OEMs design and sell products under their own brand that are either manufactured by the OEM in-house or by third-party contract manufacturers. ODMs design and manufacture products for third parties, which then sell those products under their own brand. The design cycles typically range from 12 to 24 months and can generate recurring revenue for the entire life-cycle of an end-user’s product.

Enterprise Solutions

Our Enterprise Solutions are electronic products that are typically connected to one or more existing pieces of electronic equipment to provide additional connectivity or functionality. Our Enterprise Solutions are designed to enhance the value and utility of machines and other devices though network connectivity, routing, switching, application hosting, remote management, telemetry, telematics, printing, protocol conversion and other functions. Enterprise Solutions includes products such as wired and wireless device servers, I/O servers, terminal servers, console servers, print servers, remote keyboard video mouse (KVM), power management and software management platforms. Among others, the following product families are included in our Enterprise Solution product line: EDS, PremierWave® XC, PremierWave® XN, SLB™, SLC™, SLP™, Spider™, UDS, xDirect™, xPress™, xPrintServer®, and xSenso™.

Enterprise Solutions are typically sold though value added retailers (“VARs”), systems integrators, distributors, e-tailers and to a lesser extent to OEMs. Sales are often project based which may result in significant quarterly fluctuations.

Net Revenue by Product Line

We have one operating and reportable business segment. A summary of our net revenue by product line is found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report, which is incorporated herein by reference. A discussion of factors potentially affecting our net revenue and other operating results is set forth in “Risk Factors” in Item 1A of this Report, which is incorporated herein by reference.

Sales Channels

We sell our products primarily through a global network of distributors and VARs. In addition, we sell products directly to OEMs and end users.

Distributors

Distributors resell both our OEM Modules and Enterprise Solutions products to a wide variety of resellers and end customers including OEMs, ODMs, VARs, systems integrators, consumers, online retailers, IT resellers, corporate customers and government entities. We have been working to expand our distribution network by entering into new distribution relationships and extending existing relationships, with respect to both geographic scope and product line coverage.

Our larger distributors, based on sales we make to them, include Acal, Arrow Electronics, Ingram Micro, Nissin, Tech Data, Atlantik Elektronik, Sphinx Computer Vertriebs GmbH, and Grid Connect. We also maintain relationships with many other distributors in the Americas, EMEA, Asia Pacific, and Japan.

VARs and Other Resellers

Our Enterprise Solutions products, and, to a lesser extent our OEM products, are sold by industry-specific system integrators and other VARs, who often obtain our products from our distributors. Additionally, our products are sold by IT resellers and online retailers such as Amazon.com, CDW, and ProVantage.

Direct Sales

We sell products directly to larger OEMs and other end users. We also maintain an ecommerce site for direct sales at store.lantronix.com.

Customer and Geographic Concentrations

A discussion concerning sales to our significant customers and related parties, sales within geographic regions as a percentage of net revenue and sales to significant countries as a percentage of net revenue is set forth in Note 9 to the Notes to our Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference. A discussion of factors potentially affecting our customer and geographic concentrations is set forth in “Risk Factors” in Item 1A of this Report, which is incorporated herein by reference.

Sales and Marketing

We sell our products through both an internal sales force and third-party manufacturers’ representatives. Our internal sales force, which includes sales managers, inside sales personnel and field applications engineers in major regions throughout the world, manages our relationships with our sales partners, identifies and develops major new sales opportunities and increases penetration at existing high potential accounts. We implement marketing programs, tools and services to generate sales leads and increase demand for our products.

Manufacturing

Our manufacturing operations are primarily conducted through third-party contract manufacturers. We utilize the following contract manufacturers primarily located in China, Malaysia and Taiwan to manufacture most of our products: eSilicon; Universal Global Technology Co., Ltd; Hana Microelectronics,; Venture Electronics Services; Uni Precision Industrial; and CTS Electronics Manufacturing Solutions, Inc. In addition, third-party foundries located in Asia manufacture substantially all of our large scale integration chips. We manufacture certain products with final assembly in the U.S. to meet trade compliance requirements.

Our contract manufacturers source raw materials, components and integrated circuits, in accordance with our pre-determined specifications and forecasts, and perform printed circuit board assembly, final assembly, functional testing and quality control. Our products are manufactured to our designs with standard and semi-custom components. Most of these components are available from multiple vendors. We have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. If these suppliers are unable to provide a timely and reliable supply of components, we could experience manufacturing delays that could adversely affect our consolidated results of operations.

Research and Development

Our research and development efforts are focused on the development of hardware and software technology and products that will enhance our competitive position in the markets we serve. Products are developed in-house and through outsourced research and development resources. We spend a substantial portion of our research and development resources on software development to enhance and differentiate our hardware solutions.

	Years Ended June 30,
	2013	2012
	(In thousands)
Research and development expenses	$6,748	$6,910

Competition

Our industry is characterized by rapid technological advances and evolving industry standards. The market can be affected significantly by new product introductions and marketing activities of industry participants. We believe that we primarily compete for customers on the basis of product features, software capabilities, company reputation, brand recognition, intellectual property, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability.

We compete with various companies with respect to one or more of our product or service offerings. Our primary competitors include companies such as Avocent (a business of Emerson Electric), Digi International, Moxa Technologies, Raritan Computer, Inc., Sierra Wireless, and Silex Technology, among others.

The markets in which we compete are dynamic and highly competitive. As these markets grow and develop, we expect to encounter increased competition; likely from parties who have significantly more resources than we possess. A discussion of factors potentially affecting our ability to compete in the markets in which we operate is set forth in “Risk Factors” in Item 1A of this Report, which is incorporated herein by reference.

Intellectual Property Rights

We believe that a considerable portion of the value of the Company is resident in our intellectual property. We have developed proprietary methodologies, tools, processes and software in connection with delivering our products and services. We protect our intellectual property through a combination of patents, copyright, trademarks, trade secrets, licenses, non-disclosure agreements and contractual provisions. We enter into a non-disclosure and confidentiality agreement with each of our employees, consultants and third parties that have access to our proprietary technology. Pursuant to assignment of inventions agreements, all of our employees and consultants assign to us all intellectual property rights in the inventions created during such person’s employment or contract with the Company. We currently hold United States and international patents covering various aspects of our products, with additional patent applications pending.

United States and Foreign Government Regulation

Many of our products are subject to certain mandatory regulatory approvals in the United States, Canada, the European Union and other regions in which we operate. In particular, wireless and cellular products must be approved under these regulations by the relevant government authority prior to these products being offered for sale. In addition, certain states and countries have regulations requiring our products to meet certain requirements to use environmentally friendly components. Some of our products employ encryption technology, which is subject to various U.S. export restrictions.

Employees

As of July 31, 2013, we had 109 full time employees, none of whom is represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

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

Name	Age	Position

Kurt F. Busch	42	President and Chief Executive Officer
Jeremy R. Whitaker	43	Chief Financial Officer
Michael A. Fink	42	Vice President of Operations
Daryl R. Miller	52	Vice President of Engineering
Robert O. Robinson	52	Vice President of Worldwide Sales
Kurt E. Scheuerman	45	Vice President, General Counsel and Secretary

KURT F. BUSCH has served as our President and Chief Executive Officer since August 2011, and as a member of our board of directors since November 2012. Mr. Busch served from October 2006 to August 2011 in senior leadership positions at Mindspeed Technologies, a leading supplier of semiconductor solutions for network infrastructure applications. From November 2007 to August 2011, he served as Senior Vice President and General Manager for Mindspeed’s high performance analog division, and from October 2006 to November 2007 he served as Mindspeed’s Vice President of Marketing and Applications. Since 1990, Mr. Busch has worked in the networking communications industry. His experience also includes business development roles at Analog Devices as well as roles in engineering, sales, marketing and general management at Digital Equipment Corporation, Intel and two start-ups. He earned a Bachelor of Science degree in electrical and computer engineering and a Bachelor of Science degree in biological science from the University of California at Irvine. Mr. Busch received his Masters of Business Administration from Santa Clara University in 1998.

JEREMY R. WHITAKER has served as our Chief Financial Officer since September 2011. Mr. Whitaker returned to Lantronix after serving briefly as Vice President, Corporate Controller at Mindspeed from January 2011 to September 2011. Mr. Whitaker previously served as our Vice President of Finance and Accounting from September 2010 to January 2011, where he was responsible for managing all worldwide finance and accounting functions. Mr. Whitaker also served as our Senior Director of Finance and Accounting from February 2006 to September 2010 and our Director of Finance and Accounting from August 2005 to February 2006. Prior to August 2005, Mr. Whitaker held vice president and director level finance and accounting positions with two publicly-traded companies, and worked in the assurance practice for six years at Ernst & Young LLP. Mr. Whitaker earned a Bachelor of Arts in business administration with a concentration in accounting from the California State University at Fullerton and a Masters of Science degree in accountancy, from the University of Notre Dame’s Mendoza College of Business.

MICHAEL A. FINK joined Lantronix in February of 2012 as Vice President of Operations. From April 2010 to February 2012, Mr. Fink served as Director of Operations for Networking and Communication Products for Inphi, an analog semiconductor company. From July 2008 to March 2010, Mr. Fink was Executive Director of Product and Test Engineering at Sierra Monolithics, a supplier of analog and mixed-signal semiconductors. Mr. Fink also served as Executive Director of Product and Test Engineering at Mindspeed from October 2005 to July 2008. Prior to that he held management positions at Peregrine Semiconductor and Analog Devices. Mr. Fink earned a Bachelor of Science degree in electronic engineering from the California Polytechnic State University at San Luis Obispo.

DARYL R. MILLER joined Lantronix in January 2000 and has served as our Vice President of Engineering since March 2008. Mr. Miller served as our Interim Vice President of Engineering from October 2007 to March 2008. Prior to this, Mr. Miller served as Director and a Senior Director within the Engineering Department. Before joining Lantronix, Mr. Miller spent 14 years at Tektronix and held several positions within the Microprocessor Development and Computer Graphics/Networking divisions, and as Worldwide Director of Service and Support for Network Computing Devices (NCD). Mr. Miller holds a Bachelor of Science degree with honors in business information systems.

ROBERT O. ROBINSON joined Lantronix in October 2011 as Vice President of Worldwide Sales. From 2009 to 2011, Mr. Robinson served as Vice President of Enterprise Sales and Marketing for GlobalTRACK, a wireless M2M provider. He was Vice President of Sales at Crossbow Technology (now a division of Moog), a supplier of low-cost smart sensor technology, from 2007 to 2009. Prior to that, he held various sales and general management positions with technology companies, including D-Link, Arrow Electronics and Ingram Micro. Mr. Robinson holds a Bachelor of Science degree in business and management from Pepperdine University.

KURT E. SCHEUERMAN has served as our Vice President and General Counsel since November 2012, and as Corporate Secretary since February 2013. Prior to joining Lantronix, Mr. Scheuerman served as Vice President, General Counsel and Corporate Secretary of DDi Corp., a publicly-held printed circuit board manufacturer, from October 2005 to July 2012. From 2000 to 2005, Mr. Scheuerman was an associate with the international law firm of Paul Hastings LLP, where his practice emphasized corporate finance, securities regulation and other transactional work. Prior to that, he practiced corporate and transactional law as an associate in two regional law firms and served a clerkship with the Oregon Supreme Court. He earned a Bachelor of Arts degree in rhetoric from the University of California at Berkeley and received his Juris Doctorate from the University of Oregon, where he graduated Order of the Coif.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section, as well as other information contained in this Report and in our other filings with the SEC. This section should be read in conjunction with the consolidated financial statements and accompanying notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or prospects could be materially harmed. In that event, the market price for our common stock could decline and you could lose all or part of your investment.

Our ability to sustain and grow our business depends on our ability to develop, market, and sell new products.

Certain of our products are sold into mature markets that are characterized by a trend of declining demand. As the overall market for these products decreases due to the adoption of new technologies, we expect that our revenues from these products will continue to decline. As a result, our future prospects will depend on our ability to develop and successfully market new products that address new and growing markets. Failure by us to develop new products or failure to achieve widespread customer acceptance of such new products could cause us to lose market share and cause our revenues to decline. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of new products or product enhancements. Factors that could cause delays include regulatory and/or industry approvals, product design cycle and failure to identify products or features that customers demand. In addition, the introduction and sale of new products often involves a significant technical evaluation, and we often face delays because of our customers’ internal procedures for evaluating and deploying new technologies. For these and other reasons, the sales cycle associated with new products, is typically lengthy, often lasting six to 24 months and sometimes longer. Therefore, there can be no assurance that the introduction or announcement of new product offerings by us will achieve any significant or sustainable degree of market acceptance or result in increased revenue in the near term.

We may experience significant fluctuation in our revenue because the timing of large orders placed by some of our customers is often project-based.

Our operating results fluctuate because we often receive large orders from customers that coincide with the timing of the customer’s project. Sales of our products and services may be delayed if customers delay approval or commencement of projects due to budgetary constraints, internal acceptance review procedures, timing of budget cycles or timing of competitive evaluation processes. In addition, sometimes our customers make significant one-time hardware purchases for projects which are not repeated. We sell primarily on a purchase-order basis rather than pursuant to long-term contracts, and we expect fluctuations in our revenues as a result of one-time purchases to continue in the future. In addition, our sales may be subject to significant fluctuations based on the acceleration, delay or cancellation of customer projects, or our failure to complete one or a series of significant sales opportunities. Because a significant portion of our operating expenses are fixed, even a single order can have a disproportionate effect on our quarterly revenues and operating results. As a result of the factors discussed above, and due to the complexities of the industry in which we operate, it will be difficult for us to forecast demand for our current or future products with any degree of certainty, which means it will be difficult for us to forecast our sales. If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

The lengthy sales cycle for our products and services and delay in customer completion of projects, make the timing of our revenues difficult to predict.

We have a lengthy sales cycle for many of our products that generally extends between six and 24 months. A lengthy customer evaluation and approval process is generally required due to the complexity and expense associated with our products and services. The length of the sales cycle can be affected factors over which we have little or no control, including the user’s budgetary constraints, timing of the user’s budget cycles, and concerns by the user about the introduction of new products by us or by our competitors. As a result, sales cycles for user orders vary substantially from user to user. The lengthy sales cycle is one of the factors that has caused and may continue to cause our revenues and operating results to vary significantly from quarter to quarter. In addition, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenues and may prevent us from pursuing other opportunities. Accordingly, excessive delays in sales could be material and adversely affect our business, financial condition or results of operations.

The nature of our products, customer base and sales channels causes us to lack visibility regarding future demand for our products, which makes it more difficult for us to predict our revenues or operating results.

It is important to the success of our business that we have the ability to accurately predict the future demand for our products. We use forecasts based on anticipated product orders to manage our manufacturing and inventory levels and other aspects of our business. However, several factors contribute to lack of visibility with respect to future orders, including:

•	the lengthy and unpredictable sales cycle for our products that can extend from six to 24 months;
•	the project-driven nature of many of our customers’ requirements;
•	the fact that we primarily sell our products indirectly through distributors;
•	the uncertainty of the extent and timing of market acceptance of our new products;
•	the requirement to obtain industry certifications or regulatory approval for our products;
•	the lack of long-term contracts with our customers;
•	the diversity of our product lines and geographic scope of our product distribution;
•	the fact that we have some customers who make single, non-recurring purchases; and
•	the fact that we have a large number of customers, who typically purchase in small quantities.

This lack of visibility impacts our ability to forecast our requirements. If we overestimate our customers’ future requirements for products, we may have excess inventory, which would increase our costs and potentially require us to write-off inventory that becomes obsolete. Additionally, if we underestimate our customers’ future requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers and could cause our revenues to decline. If any of these events occur, they could negatively impact our revenues, which could prevent us from achieving or sustaining profitability.

We have a history of losses.

We incurred net losses of approximately $2.8 million and $3.0 million for the fiscal years ended June 30, 2013 and 2012, respectively. There can be no assurance that we will generate net profits in future periods. Further, there can be no assurance that we will be cash flow positive in future periods. In the event we fail to achieve profitability in future periods, the value of our common stock may decline. In addition, if we were unable to maintain positive cash flows, we would be required to seek additional funding, which may not be available on favorable terms, if at all.

Delays in qualifying product revisions of existing products at certain of our customers could result in the delay or loss of sales to those customers, which could negatively impact our business and financial results.

Our industry is characterized by intense competition, rapidly evolving technology and continually changing customer preferences and requirements. These factors could cause us to change or otherwise accelerate our plans to release new versions of certain products. We are currently developing new revisions to a number of our existing products.  For example, in 2013, we revised our xPort product.

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

We have experienced, and expect to continue to experience, significant fluctuations in net revenue, expenses and operating results from quarter to quarter. We therefore believe that quarter to quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future operating or financial performance or the future performance of our stock. A high percentage of our operating expenses are relatively fixed and are based on our forecast of future net revenue. If we were to experience an unexpected reduction in net revenue in a quarter, we would likely be unable to adjust our short-term expenditures significantly. If this were to occur, our operating results for that fiscal quarter would be harmed. In addition, if our operating results in future fiscal quarters were to fall below the expectations of equity analysts and investors, the price of our common stock would likely fall.

We may need additional capital and it may not be available on acceptable terms, or at all.

To remain competitive, we must continue to make significant investments to operate our business and develop our products. Our future capital requirements will depend on many factors, including the timing and amount of our net revenue, research and development expenditures, expenses associated with any strategic partnerships or acquisitions and infrastructure investments, and expenses related to litigation, each of which could negatively affect our ability to generate additional cash from operations. If cash generated from operations is insufficient to satisfy our working capital requirements, we may need to raise additional capital. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including:

•	to fund working capital requirements;
•	to update, enhance or expand the range of products we offer;
•	to increase our sales and marketing activities; or
•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

We may seek additional capital from public or private offerings of our capital stock, borrowings under our existing or future credit lines or other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. If we are unable to secure such additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

Changes in macroeconomic conditions can affect our business and results of operations.

Our revenues, profitability, financial position and cash flows, are highly dependent on the broader movements of the macroeconomic environment. For example, our results of operations have been and continue to be adversely affected by the difficult conditions experienced in the global economy in recent periods. Economic weakness and uncertainty, including the ongoing macroeconomic challenges in many countries globally have resulted, and may result in the future, in decreased revenue, margins and earnings; and difficulty managing inventory levels and collecting customer receivables. Currently, about half of our revenue comes from overseas and our business and operating results will continue to be affected by worldwide economic conditions. The prolonged economic uncertainty both in the U.S. and in Europe poses a risk as consumers and businesses postpone spending in response to diminished liquidity and tighter credit markets, continuing high unemployment rates, reduced income or asset values, concerns regarding inflation, and reduced consumer spending and confidence, which in turn could have a material adverse effect on demand for our products and services. As a result, existing or potential customers of our products may delay or cancel plans to purchase such products, which would have a material adverse effect on us. Accordingly, if the global economic slowdown continues for a significant period of time or if there is significant further uncertainty or deterioration in the global economy, our business, results of operations, financial position and cash flows could be materially adversely affected. In addition, any such further uncertainty or deterioration could negatively impact the business and financial position of our contract manufacturers or suppliers.

Delays in deliveries or quality problems with our component suppliers could damage our reputation and could cause our net revenue to decline and harm our results of operations.

We and our contract manufacturers are responsible for procuring raw materials for our products. Our products incorporate some components and technologies that are only available from single or limited sources of supply. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. Moreover, due to the limited amount of our sales, we may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply and we may have difficulty identifying additional or replacement suppliers for some of our components.

In particular, some of our integrated circuits are only available from a single source and in some cases are no longer being manufactured. From time to time, integrated circuits, and potentially other components used in our products will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have in the past been subject to market shortages and substantial price fluctuations. From time to time, we have been unable to meet customer orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components or technology for our products and instead purchase components on a purchase order basis. If we are unable to purchase components from these suppliers, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenues and risk losing customers and harming our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations.

If we lose the services of any of our contract manufacturers or suppliers, we may not be able to obtain alternate sources in a timely manner, which could harm our customer relations and adversely affect our net revenue and results of operations.

We do not have long-term agreements with most of our contract manufacturers or suppliers. If any of these subcontractors or suppliers were to cease doing business with us, we might not be able to obtain alternative sources in a timely or cost-effective manner. Due to the amount of time that it usually takes us to qualify contract manufacturers and suppliers, we could experience delays in product shipments if we are required to find alternative subcontractors and suppliers. Some of our suppliers have or provide technology or trade secrets, the loss of which could be disruptive to our procurement and supply processes. If a competitor should acquire one of our contract manufacturers or suppliers, or if a contract manufacturer or supplier were to agree to conduct business with a competitor on an exclusive basis, we could be subjected to more difficulties in maintaining or developing alternative sources of supply of some components or products. Any problems that we may encounter with the delivery, quality or cost of our products from our contract manufacturers or suppliers could cause us to lose net revenue, damage our customer relationships and harm our reputation in the marketplace, each of which could materially and adversely affect our business, financial condition or results of operations.

We outsource substantially all of our manufacturing to contract manufacturers in Asia. If our contract manufacturers are unable or unwilling to manufacture our products at the quality and quantity we request, our business could be harmed.

We use contract manufacturers based in Asia to manufacture substantially all of our products. Our reliance on third-party manufacturers exposes us to a number of significant risks, including:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;
•	lack of guaranteed production capacity or product supply;
•	reliance on these manufacturers to maintain competitive manufacturing technologies;
•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;
•	reduced protection for intellectual property rights in some countries;
•	differing labor regulations;
•	compliance with a wide variety of complex regulatory requirements;
•	fluctuations in currency exchange rates;
•	changes in a country’s or region’s political or economic conditions;
•	effects of terrorist attacks abroad;
•	greater difficulty in staffing and managing foreign operations; and
•	increased financial accounting and reporting burdens and complexities.

From time to time, we may transition the manufacturing of certain products from one contract manufacturer to another. When we do this, we may incur substantial expenses, risk material delays or encounter other unexpected issues.

We depend on distributors to generate a majority of our sales and complete order fulfillment.

Resale of products through distributors account for a substantial majority of our worldwide net revenues. For example, sales through our top five distributors accounted for approximately 49% of our net revenues in fiscal 2013. A significant reduction of effort by one or more distributors to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Current economic conditions may adversely impact the financial health of some of these distributors. This could result in the insolvency of certain distributors, the inability of distributors to obtain credit to finance the purchase of our products, or cause distributors to delay payment of their obligations to us and increase our credit risk exposure. Our business could be harmed if the financial health of these distributors impairs their performance and we are unable to secure alternate distributors.

Our ability to sustain and grow our business depends in part on the success of our channel partner distributors and resellers.

A substantial part of our revenues is generated through sales by channel partner distributors and resellers. To the extent our channel partners are unsuccessful in selling our products or if we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected. In addition, our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They also may have incentives to promote our competitors' products in lieu of our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our distributors and resellers. In these cases, one or more of our important channel partners may stop selling our products completely or may significantly decrease the volume of products they sell on our behalf. Our channel partner sales structure also could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers, violate laws or our corporate policies. If we fail to effectively manage our existing or future sales channel partners effectively, our business and operating results could be materially and adversely affected.

We expect the average selling prices of our products to decline and raw material costs to increase, which could reduce our net revenue and gross margins and adversely affect results of operations.

In the past, we have experienced reductions in the average selling prices and gross margins of our products, and we expect that this will continue for our products as they mature. We expect competition to continue to increase, and we anticipate this could result in additional downward pressure on our pricing. Our average selling prices for our products might also decline as a result of other reasons, including promotional programs introduced by us or our competitors and customers who negotiate price concessions. We also may not be able to increase the price of our products if the prices of components or our overhead costs increase. In addition, we may be unable to adjust our prices in response to currency exchange rate fluctuations or in response to price increases by our suppliers, resulting in lower gross margins. Further, as is characteristic of our industry, the average selling prices of our products have historically decreased over the products’ life cycles and we expect this pattern to continue. If any of these were to occur, our gross margins could decline and we might not be able to reduce the cost to manufacture our products to keep up with the decline in prices.

If we are unable to sell our inventory in a timely manner, it could become obsolete, which could require us to increase our reserves and harm our operating results.

At any time, competitive products may be introduced with more attractive features or at lower prices than ours. If this occurs, and for other reasons, we may not be able to accurately forecast demand for our products and our inventory levels may increase. There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our inventory reserves or write-off obsolete inventory and our operating results could be substantially harmed.

Our failure to compete successfully in our highly competitive market could result in reduced prices and loss of market share.

The market in which we operate is intensely competitive, subject to rapid technological advances and highly sensitive to evolving industry standards. The market can also be affected significantly by new product and technology introductions and marketing and pricing activities of industry participants. Our products compete directly with products produced by a number of our competitors. Many of our competitors and potential competitors have greater financial and human resources for marketing and product development, more experience conducting research and development activities, greater experience obtaining regulatory approval for new products, larger distribution and customer networks, more established relationships with contract manufacturers and suppliers, and more established reputations and name recognition. For these and other reasons, we may not be able to compete successfully against our current or potential future competitors. In addition, the amount of competition we face in the marketplace may change and grow as the market for M2M networking solutions grows and new entrants enter the marketplace. Present and future competitors may be able to identify new markets more rapidly, adapt new technologies faster, develop and commercialize products more quickly, and gain market acceptance of products with greater success. As a result of these competitive factors, we may fail to meet our business objectives and our business, financial condition and operating results could be materially and adversely affected.

Our products may contain undetected software or hardware errors or defects that could lead to an increase in our costs, reduce our net revenue or damage our reputation.

We currently offer warranties ranging from one to five years on each of our products. Our products could contain undetected software or hardware errors or defects. If there is a product failure, we might have to replace all affected products without being able to book revenue for replacement units, or we might have to refund the purchase price for the units. Regardless of the amount of testing we undertake, some errors might be discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of net revenue and claims against us. Significant product warranty claims against us could harm our business, reputation and financial results and cause the price of our stock to decline.

Our inability to obtain appropriate telecommunications carrier certifications, industry certifications or approvals from governmental regulatory bodies could impede our ability to grow revenues in our wireless products.

The sale of our wireless products in certain geographical markets is sometimes dependent on the ability to gain telecommunications carrier certifications and/or approvals by certain governmental bodies. In addition, many of our products are certified as meeting various industry quality and/or compatibility standards.  Failure to obtain these certifications or approvals, or delays in receiving such certification or approvals, could impact our ability to compete effectively or at all in these markets and could have an adverse impact on our revenues.

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

We face risks associated with our international operations and expansion that could impair our ability to grow our revenues abroad as well as our overall financial condition.

We believe that our future growth is dependent in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In many markets where we operate business and cultural norms are different than those in the United States and practices that may violate laws and regulations applicable to us like the Foreign Corrupt Practices Act (“FCPA”) unfortunately are more commonplace. Although we have implemented policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees, contractors and agents, as well as channel partners involved in our international sales, may take actions in violation of our policies. Many of our vendors and strategic business allies also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if one or more of our business partners are not able to successfully manage these risks. There can be no assurance that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.

Our failure to comply effectively with regulatory laws pertaining to our foreign operations could have a material adverse effect on our revenues and profitability.

We are required to comply with U.S. government export regulations in the sale of our products to foreign customers, including requirements to properly classify and screen our products against a denied parties list prior to shipment. We are also required to comply with the provisions of the FCPA and all other anti-corruption laws, such as the UK Anti-Bribery Act, of all other countries in which we do business, directly or indirectly, including compliance with the anti-bribery prohibitions and the accounting and recordkeeping requirements of this law. Violations of the FCPA or other similar laws could trigger sanctions, including ineligibility for U.S. government insurance and financing, as well as large fines. Failure to comply with the aforementioned regulations could also deter us from selling our products in international jurisdictions, which could have a material adverse effect on our revenues and profitability.

Our failure to comply effectively with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenues and profitability.

Certain states and countries may pass new regulations requiring our products to meet certain requirements to use environmentally friendly components. The European Union has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive (“WEEE”) makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment and disposal of equipment placed in the European Union market. The Restrictions of Hazardous Substances Directive (“RoHS”) bans the use of certain hazardous materials in electric and electrical equipment which are put on the market in the European Union. In the future, China and other countries including the United States are expected to adopt further environmental compliance programs. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which could have a material adverse effect on our revenues and profitability.

Foreign currency exchange rates may adversely affect our results.

We are exposed to market risk primarily related to foreign currencies and interest rates. In particular, we are exposed to changes in the value of the U.S. dollar versus the local currency in which our products are sold and our services are purchased, including devaluation and revaluation of local currencies. In particular, the uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the Euro and other European currencies to fluctuate. If the value of European currencies, including the Euro, deteriorates, thus reducing the purchasing power of European customers, our sales could be adversely affected. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the Euro, could adversely affect our revenues.

Current or future litigation over intellectual property rights could adversely affect us.

Substantial litigation regarding intellectual property rights occurs frequently in our industry. The results of litigation are inherently uncertain, and adverse outcomes are possible. Adverse outcomes may have a material adverse effect on our business, financial condition or results of operations.

There is a risk that other third parties could claim that our products, or our customers’ products, infringe on their intellectual property rights or that we have misappropriated their intellectual property. In addition, software, business processes and other property rights in our industry might be increasingly subject to third- party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Other parties might currently have, or might eventually be issued, patents that pertain to the proprietary rights we use. Any of these third parties might make a claim of infringement against us. The results of litigation are inherently uncertain, and adverse outcomes are possible.

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

Certain of our components and other materials used in producing our products are from regions susceptible to natural disasters. A natural disaster could damage equipment and inventory at our suppliers’ facilities, adversely affecting our supply chain. If we are unable to obtain these materials, we could experience a disruption to our supply chain that would hinder our ability to produce our products in a timely manner, or cause us to seek other sources of supply, which may be more costly or which we may not be able to procure on a timely basis. In addition, our customers may not follow their normal purchasing patterns or temporarily cease purchasing from us due to impacts to their businesses in the region, creating unexpected fluctuations or decreases in our revenues and profitability. Natural disasters in other parts of the world on which our operations are reliant also could have material adverse impacts on our business.

Business interruptions could adversely affect our business.

Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, cyber-attack, IT systems failure, terrorist attacks and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults and, therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance for direct earthquake-related losses. If a business interruption occurs, our business could be materially and adversely affected.

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

We may pursue acquisitions, strategic partnerships and joint ventures that we believe would allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with distributors and OEMs. Any future acquisition, partnership, joint venture or investment may require that we pay significant cash, issue equity or incur substantial debt. Acquisitions, partnerships or joint ventures may also result in the loss of key personnel and the dilution of existing stockholders to the extent we are required to issue equity securities. In addition, acquisitions, partnerships or joint ventures require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may not result in an increase in revenues or the delivery of new products, may contribute to increased fixed costs, and may expose us to unanticipated liabilities. If any of these occur, we may fail to meet our business objectives and our business, financial condition and operating results could be materially and adversely affected.

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

The terms of our amended credit facility restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with other persons, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Further, we are currently and may in the future be required to maintain specified financial ratios, including a Minimum Tangible Worth (“Minimum TNW”) covenant and satisfy certain financial conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to our amended credit agreement and the related loan and security agreement, we have pledged substantially all of our assets to our lender, Silicon Valley Bank (“SVB”).

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

Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees, on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 33,000 square feet for our corporate headquarters in Irvine, California. Our corporate headquarters includes sales, marketing, research and development, operations and administrative functions. Our lease agreement for our corporate headquarters expires in November 2015. In addition, we have sales offices in the Netherlands, Japan, China and Hong Kong.

We believe our existing facilities are adequate to meet our needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are involved in various legal and government proceedings incidental to our business. These proceedings are in various procedural stages. We believe as of the date of this Report that provisions or accruals made for any potential losses, to the extent estimable, are adequate and that any liabilities or costs arising out of these proceedings are not likely to have a materially adverse effect on our financial position, results of operations or liquidity. However, the outcome of legal proceedings is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they could, individually or in the aggregate, have a materially adverse effect on our financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “LTRX.” The number of holders of record of our common stock as of July 31, 2013 was approximately 32. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock:

	High	Low
Fiscal Year Ended June 30, 2013
First Quarter	$2.27	$1.69
Second Quarter	1.98	1.57
Third Quarter	2.25	1.80
Fourth Quarter	2.35	1.58
Fiscal Year Ended June 30, 2012
First Quarter	$2.80	$1.52
Second Quarter	2.84	1.15
Third Quarter	3.18	2.23
Fourth Quarter	3.14	1.80

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we intend to retain any future earnings for use in the expansion of our business and for general corporate purposes.

Issuer Repurchases

We did not repurchase any of our common stock during the fiscal year ended June 30, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in Item 8 of this Report, the “Risk Factors” included in Item 1A of this Report, as well as the Cautionary Note Regarding Forward Looking Statements described elsewhere in this Report, before deciding to purchase, hold or sell our common stock.

Overview

Lantronix, Inc. (the “Company,” “Lantronix,” “we,” “our,” or “us”) designs, develops, markets and sells networking and communications products with a focus on the convergence of mobility with machine-to-machine (“M2M”) systems. We provide solutions that enable machines, devices and sensors to be securely accessed, managed and controlled. Our solutions are designed to make it easier and more cost effective for our customers to participate in the Internet of Things (“IoT”) market.

We provide a broad portfolio of products intended to enhance the value of electronic devices or machines. Our products are typically used by enterprise and commercial businesses, government institutions, telecommunication and utility companies, financial institutions, and individual consumers.

We organize our solutions into two product lines based on how they are marketed, sold and deployed: OEM Modules and Enterprise Solutions. We conduct our business globally and manage our sales teams by geography, according to four regions: the Americas; Europe, Middle East, and Africa (“EMEA”); Asia Pacific; and Japan.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this Report for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to net revenue, allowances for doubtful accounts, sales returns and allowances, inventory valuation, valuation of deferred income taxes, goodwill valuation, warranty reserves, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectability is reasonably assured. A significant portion of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. Therefore, the recognition of net revenue and related cost of revenue from sales to these distributors are deferred until the distributor resells the product.

When product revenue is recognized, we establish an estimated allowance for future product returns based on historical returns experience. Actual product returns or pricing adjustments that differ from our estimates could result in increases or decreases to revenue.

Additionally, we sell extended warranty services, which extend the warranty period for an additional one to three years, depending upon the product. Warranty net revenue is deferred and recognized ratably over the warranty service period.

Warranty Reserve

The standard warranty periods for our products typically range from one to five years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and additionally for any known product warranty issues. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, increases or decreases to warranty reserves could be required, which could impact our gross margins.

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

Valuation of Deferred Income Taxes

We have recorded a valuation allowance to reduce our net deferred tax assets to zero, primarily due to historical net operating losses and uncertainty of generating future taxable income. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that it is more likely than not that we will realize a deferred tax asset that currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit in our consolidated statements of operations at that time.

Goodwill Impairment Testing

In performing our goodwill impairment testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the estimated fair value of our single reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the analysis, which involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill, the difference of which represents the impairment loss. The determination of the reporting unit’s fair value requires significant judgment and is based on management’s best estimate. We generally use valuation techniques based on our market capitalization and multiples of revenue for similar companies. In addition, management may consider the reporting unit’s expected future earnings, and a control premium, which is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e., market capitalization), in order to acquire a controlling interest. If our actual financial results are not consistent with our assumptions and judgments used in estimating the fair value of our reporting unit, we may be exposed to goodwill impairment losses.

During the fiscal year ended June 30, 2013, we made a qualitative assessment of whether goodwill impairment exists. Since we did not determine that it was more likely than not that the fair value of our single reporting unit is less than its carrying amount, we were not required to perform the two-step goodwill impairment test. As of June 30, 2013, our book value was $20.0 million while our market capitalization was $23.0 million.

Share-Based Compensation

We record share-based compensation in the statements of operations as an expense, based on the estimated grant date fair value of our share-based awards, whereby such fair values are amortized to expense over the requisite service period. Our share-based awards are currently comprised of common stock options granted under our stock incentive plan and common stock purchase rights granted under our employee stock purchase plan. The fair value of our common stock option and stock purchase rights is generally estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. While utilizing the BSM model meets established requirements, the estimated fair values generated by the model may not be indicative of the actual fair values of our share-based awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based awards utilizing the BSM model is affected by our stock price and a number of assumptions, including the expected term, expected volatility, risk-free interest rate and expected dividend yields. The expected term of our stock options is generally estimated using the simplified method, as permitted by guidance issued by the Securities and Exchange Commission (“SEC”). The expected volatility is based on the historical volatility of our stock price. The risk-free interest rate assumption is based on the U.S. Treasury interest rates appropriate for the expected term of our stock options and stock purchase rights. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.

Results of Operations

Fiscal Years Ended June 30, 2013 and 2012

Net Revenue by Product Line

The following table presents our net revenue by product line:

	Years Ended June 30,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Embedded device enablement	$23,569	50%	$22,918	50%	$651	3%
External device management	12,494	27%	12,913	29%	(419)	(3%)
Device management	10,592	23%	9,551	21%	1,041	11%
Net revenue	$46,655	100%	$45,382	100%	$1,273	3%

To more closely align our product lines with how they are marketed, sold and deployed, we re-categorized our product lines as follows: (i) Embedded Device Enablement products are now referred to as OEM Modules and (ii) External Device Enablement and Device Management products have been combined into a single product line and are now referred to as Enterprise Solutions.

The following table presents our re-categorized net revenue by product line:

	Years Ended June 30,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
OEM Modules	$23,569	50%	$22,918	50%	$651	3%
Enterprise Solutions	23,086	50%	22,464	50%	622	3%
Net revenue	$46,655	100%	$45,382	100%	$1,273	3%

The increase in net revenue from our OEM Modules product line was primarily due to increased unit sales of our ASIC, new PremierWave EN, xPort Direct and new xPico product families. The unit increases for ASIC and PremierWave EN were primarily related to increased production for two existing customers in EMEA and Japan, respectively. The increases were partially offset by a decrease in unit sales of our xPort Pro, Matchport BG and Wiport product families. The unit decreases for xPort Pro were primarily related to the design out of a single customer. The unit decreases for Matchport BG and Wiport were primarily related to the maturity of these products.

The increase in net revenue from our Enterprise Solutions product line was primarily due to increased unit sales of our new xPrintServer product family. In addition, we experienced increased unit sales of our EDS product family and our new xDirect and PremiereWave XN product families. These increases were partially offset by (i) a decrease in unit sales of our UDS family in the Americas and EMEA geographic regions primarily due to the maturity of the product; (ii) a decrease in unit sales of Spider products as a result of the timing in customers’ project deployments; and (iii) a decrease in MSS device server and SCS console server families due to product end of life.

Net Revenue by Geographic Region and Product Line

The following table presents net revenue by geographic region and product line:

	Years Ended June 30,
	2013			2012
	OEM Modules	Enterprise Solutions	Total	OEM Modules	Enterprise Solutions	Total
Americas	$8,845	$16,340	$25,185	$8,421	$15,699	$24,120
EMEA	9,143	4,550	13,693	8,849	4,891	13,740
Japan	3,110	847	3,957	2,694	820	3,514
Asia Pacific	2,471	1,349	3,820	2,954	1,054	4,008
	$23,569	$23,086	$46,655	$22,918	$22,464	$45,382

The increase in net revenue primarily reflects increased unit sales in the Americas and Asia Pacific regions. The increase in net revenue in the Americas region was primarily due to increased unit sales of our new xPrintServer product family. To a lesser extent, the increase in the Americas was impacted by sales from other new product releases including the xPico, xDirect, and PremierWave XN product families. The increase in net revenue in the Japan region was primarily due to an increase in production volumes for a single customer of our PremierWave EN product family.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consisted primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$22,100	47.4%	$22,146	48.8%	$(46)	(0.2%)

The decrease in gross profit as a percentage of net revenue (referred to as “gross margin”) was impacted by an increase in expedited freight costs. In addition, gross margin was affected by the growth in sales, as a percentage of total net revenues, of certain lower margin new products. Since newer products typically have lower margins until they reach production volumes, we may experience downward pressure on gross margins if new product revenues continue to grow as a percentage of total net revenue.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising and professional legal and accounting fees.

The following table presents selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$10,205		$10,305		$(100)	(1%)
Professional fees and outside services	1,657		2,498		(841)	(34%)
Advertising and marketing	2,728		1,483		1,245	84%
Facilities	1,047		1,079		(32)	(3%)
Travel	696		687		9	1%
Share-based compensation	562		449		113	25%
Depreciation	439		472		(33)	(7%)
Severance	211		122		89	73%
Other	445		589		(144)	(24%)
Selling, general and administrative	$17,990	39%	$17,684	39%	$306	2%

The increase in selling, general and administrative was primarily due to an increase in advertising and marketing fees related to various marketing initiatives attributable to new products releases. The increase in selling, general and administrative expense was partially offset by decreases in (i) professional fees and outside services due to a reduction associated with the implementation of various cost-cutting programs, as well as the fact that in the prior year, the balance included fees related to the special investigation that was completed during the quarter ended September 30, 2011, and (ii) certain facilities-related equipment and insurance expenses.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities, and product certification costs.

The following table presents research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,448		$4,753		$(305)	(6%	)
Facilities	838		823		15	2%
Outside services	765		649		116	18%
Product certifications	281		163		118	72%
Share-based compensation	236		278		(42)	(15%	)
Depreciation	14		28		(14)	(50%	)
Other	166		216		(50)	(23%	)
Research and development	$6,748	14%	$6,910	15%	$(162)	(2%	)

The decrease in research and development expenses was primarily due to a decrease in variable compensation and lower travel and other miscellaneous expenses. This decrease was partially offset by an increase in the cost of outside services and certifications primarily related to development costs for new products.

Other Expense, Net

The following table presents other expense, net:

	Years Ended June 30,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Other expense, net	$18	0%	$82	0%	$(64)	(78%)

Other expense, net, is comprised of foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar. During fiscal year 2013, as a result of the final dissolution of our foreign subsidiary in France, we reclassified to other income $28,000 in accumulated foreign currency translation adjustments related to this subsidiary that were previously suspended in accumulated other comprehensive income.

Provision for Income Taxes

The following table presents the income tax provision:

	Years Ended June 30,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Provision for income taxes	$54	0%	$73	0%	$(19)	(26%)

The following table presents our effective tax rate based upon our income tax provision:

	Years Ended June 30,
	2013	2012

Effective tax rate	(2%)	(3%)

We utilize the liability method of accounting for income taxes. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we provided a full valuation allowance against our net deferred tax assets for the fiscal years ended June 30, 2013 and 2012.

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

June 30,
2013
(In thousands)
Federal	$86,397
State	$33,146

Our NOL carryovers for federal and state income tax purposes begin to expire in fiscal years 2021 and 2014, respectively. At June 30, 2013, our fiscal year ended 2006 through fiscal year ended 2013 tax years remain open to examination by federal, state, and foreign taxing authorities. However, we have NOLs beginning in fiscal year ended 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	June 30,		Increase
	2013	2012	(Decrease)
	(In thousands)
Working capital	$8,522	$10,979	$(2,457)
Cash and cash equivalents	$5,243	$11,374	$(6,131)

Our principal sources of cash and liquidity include our existing cash and cash equivalents, amounts available under our credit facilities, and cash generated from operations. We believe that these sources will be sufficient to fund our current requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

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

We incurred a net loss of $2.8 million and $3.0 million for the fiscal years ended June 30, 2013 and 2012, respectively. We expect our existing cash and cash equivalents, amounts available under our credit facilities and cash generated from operations will be sufficient to fund our capital expenditures, our working capital and other cash requirements. From time to time, we may seek additional capital from public or private offerings of our capital stock, borrowings under our existing or future credit lines or other sources in order to (i) develop or enhance our products, (ii) take advantage of future opportunities, (iii) respond to competition or (iv) continue to operate our business. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all.

Loan Agreement

We have a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) dated May 23, 2006. We also have (i) a Loan and Security Agreement/(Ex-Im Program) (the “Ex-Im Loan and Security Agreement”) dated May 23, 2006 with terms that are generally parallel to the Loan and Security Agreement and (ii) an Export-Import Bank of the United States (the “Ex-Im Bank”) Working Capital Guarantee Program Borrower Agreement (the “Guarantee Agreement”). On October 16, 2012, we entered into amendments to the SVB loan agreements, effective September 30, 2012, and also re-executed the Guarantee Agreement as of October 16, 2012 (the “2012 Amendments”). We collectively refer to the Loan and Security Agreement and the Ex-Im Loan and Security Agreement herein, as each have been amended from time to time, as the “Amended SVB Loan Agreements.”

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

The Amended SVB Loan Agreements provide for a revolving line of credit that in the aggregate may not exceed $4.0 million and a $2.0 million term loan (the “Term Loan”).

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

As of June 30, 2013, there were no borrowings outstanding on the revolving line of credit under the Amended SVB Loan Agreements and the Term Loan is being repaid over 36 equal monthly installments with a maturity date of September 30, 2013.

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

The following table sets forth the Minimum TNW compared to our Actual TNW:

June 30, 2013
(In thousands)
Minimum TNW	$6,000
Actual TNW	$10,469

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

	June 30,
	2013	2012
	(In thousands)
Term Loan	$167	$834
Available borrowing capacity	$2,187	$364
Outstanding letters of credit	$113	$113

As of June 30, 2013, approximately $150,000 of our cash was held in foreign subsidiary bank accounts. This cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign location board of directors.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,		Increase
	2013	2012	(Decrease)
	(In thousands)
Net cash used in operating activities	$(4,479)	$(2,523)	$1,956
Net cash used in investing activities	$(866)	$(639)	$227
Net cash provided by (used in) financing activities	$(786)	$8,700	$(9,486)

Operating Activities

The increase in net cash used in operating activities for fiscal 2013 was primarily due to an increase in inventories resulting from (i) increased buffer stock to help improve our ability to fulfill expected customer demand and to support the introduction of new products, and (ii) inventory purchases in anticipation of expected customer demand.

We also utilized cash in the current year period to pay down accrued royalties and other liabilities. The increase in the use of cash was partially offset by the reduction in our net loss for the current year period.

Investing Activities

The increase in net cash used in investing activities for fiscal 2013 was primarily related to the increase in capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment for new products and manufacturing sites.

Financing Activities

The decrease in net cash provided by financing activities for fiscal 2013 was primarily related to the proceeds we received from the sale of common shares through the private placement and public offering that occurred during fiscal 2012. In the current year, net cash used in financing activities was primarily for principal payments on our term loan and capital lease obligations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2013, we were not involved in any material unconsolidated SPEs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by this Item 8, including the report of the independent registered public accounting firm, are listed in Item 15 of this Report, are set forth beginning on Page F-1 of this Report, and are hereby incorporated by reference into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of fiscal year 2013. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our internal controls over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2013, our internal control over financial reporting was effective.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Portions of our definitive Proxy Statement on Schedule 14A relating to our 2013 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth in Item 1 in the section entitled “Executive Officers of the Registrant” above, and are incorporated herein by reference.

The other information required by this Item is incorporated by reference to our Proxy Statement relating to our 2013 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement relating to our 2013 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement relating to our 2013 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement relating to our 2013 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement relating to our 2013 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)             1.  Consolidated Financial Statements

The following financial statements and related Report of Independent Registered Public Accounting Firm are filed as part of this Report.

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

LANTRONIX, INC.

	By:	/s/ KURT BUSCH
Kurt Busch
President and Chief Executive Officer and Director
Date: August 29, 2013		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KURT BUSCH	President and Chief Executive Officer and Director	August 29, 2013
Kurt Busch	(Principal Executive Officer)

/s/ JEREMY WHITAKER	Chief Financial Officer	August 29, 2013
Jeremy Whitaker	(Principal Financial and Accounting Officer)

/s/ BERNHARD BRUSCHA	Chairman of the Board	August 29, 2013
Bernhard Bruscha

/s/ BRUCE EDWARDS	Director	August 29, 2013
Bruce Edwards

/s/ PAUL FOLINO	Director	August 29, 2013
Paul Folino

/s/ HOSHI PRINTER	Director	August 29, 2013
Hoshi Printer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lantronix, Inc.

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express an opinion thereon. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lantronix, Inc. as of June 30, 2013 and 2012, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

August 29, 2013

LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30,	June 30,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$5,243	$11,374
Accounts receivable (net of allowance for doubtful accounts of $107 and $108 at June 30, 2013 and 2012, respectively)	2,599	2,674
Inventories, net	8,741	5,955
Contract manufacturers' receivable	607	622
Prepaid expenses and other current assets	431	549
Total current assets	17,621	21,174

Property and equipment, net	1,687	1,605
Goodwill	9,488	9,488
Deferred tax assets	476	291
Other assets	87	87
Total assets	$29,359	$32,645

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$2,870	$3,563
Accrued payroll and related expenses	1,516	2,100
Warranty reserve	193	232
Short-term debt	167	667
Deferred tax liabilities	476	291
Other current liabilities	3,877	3,342
Total current liabilities	9,099	10,195
Non-Current Liabilities:
Long-term capital lease obligations	54	48
Long-term debt	–	167
Other non-current liabilities	249	303
Total non-current liabilities	303	518
Total liabilities	9,402	10,713

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,579,764 and 14,549,072 shares issued and outstanding at June 30, 2013 and 2012, respectively	1	1
Additional paid-in capital	203,871	203,049
Accumulated deficit	(184,286)	(181,517)
Accumulated other comprehensive income	371	399
Total stockholders' equity	19,957	21,932
Total liabilities and stockholders' equity	$29,359	$32,645

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2013	2012
Net revenue (1)	$46,655	$45,382
Cost of revenue	24,555	23,236
Gross profit	22,100	22,146
Operating expenses:
Selling, general and administrative	17,990	17,684
Research and development	6,748	6,910
Restructuring charges	–	286
Amortization of purchased intangible assets	–	54
Total operating expenses	24,738	24,934
Loss from operations	(2,638)	(2,788)
Interest expense, net	(59)	(97)
Other expense, net	(18)	(82)
Loss before income taxes	(2,715)	(2,967)
Provision for income taxes	54	73
Net loss	$(2,769)	$(3,040)

Net loss per share (basic and diluted)	$(0.19)	$(0.27)

Weighted average shares (basic and diluted)	14,574	11,253

Net revenue from related parties	$1,058	$865

_______________

(1) Includes net revenue from related parties.

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at July 1, 2011	10,550	$1	$192,780	$(178,477)	$399	$14,703
Shares issued pursuant to stock awards, net	42	–	18	–	–	18
Shares issued pursuant to equity offering	3,957	–	9,536	–	–	9,536
Minimum tax withholding paid on behalf of employees for restricted shares	–	–	(30)	–	–	(30)
Share-based compensation	–	–	745	–	–	745
Net loss and comprehensive loss	–	–	–	(3,040)	–	(3,040)
Balance at June 30, 2012	14,549	1	203,049	(181,517)	399	$21,932
Shares issued pursuant to stock awards, net	31	–	–	–	–	–
Minimum tax withholding paid on behalf of employees for restricted shares	–	–	(26)	–	–	(26)
Share-based compensation	–	–	848	–	–	848
Reclassification of foreign currency translation adjustments	–	–	–	–	(28)	(28)
Net loss and comprehensive loss	–	–	–	(2,769)	–	(2,769)
Balance at June 30, 2013	14,580	$1	$203,871	$(184,286)	$371	$19,957

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2013	2012
Operating activities
Net loss	$(2,769)	$(3,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	848	745
Depreciation	852	934
Provision for excess and obsolete inventories	283	482
Amortization of purchased intangible assets	–	54
Restructuring charges	–	286
Gain on reversal of foreign currency translation	(28)	–
Changes in operating assets and liabilities:
Accounts receivable	75	234
Inventories	(3,069)	2,723
Contract manufacturers' receivable	15	14
Prepaid expenses and other current assets	118	56
Other assets	–	88
Accounts payable	(693)	(4,795)
Accrued payroll and related expenses	(584)	100
Warranty reserve	(39)	(36)
Restructuring accrual	–	(284)
Other liabilities	512	(84)
Net cash used in operating activities	(4,479)	(2,523)
Investing activities
Purchases of property and equipment, net	(866)	(639)
Net cash used in investing activities	(866)	(639)
Financing activities
Minimum tax withholding paid on behalf of employees for restricted shares	(26)	(30)
Payment of term loan	(667)	(666)
Net proceeds from issuances of common stock	–	9,554
Payment of capital lease obligations	(93)	(158)
Net cash provided by (used in) financing activities	(786)	8,700
Increase (decrease) in cash and cash equivalents	(6,131)	5,538
Cash and cash equivalents at beginning of period	11,374	5,836
Cash and cash equivalents at end of period	$5,243	$11,374
Supplemental disclosure of cash flow information
Interest paid	$63	$98
Income taxes paid	$59	$10

See accompanying notes.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

1.           Summary of Significant Accounting Policies

The Company

Lantronix, Inc. (referred to in these consolidated financial statements as “Lantronix”, “we,” “us,” or “our”), incorporated in California in June 1989 and re-incorporated in Delaware in May 2000 designs, develops, markets and sells networking and communications products with a focus on the convergence of mobility with machine-to-machine (“M2M”) systems. We provide solutions that enable machines, devices and sensors to be securely accessed, managed and controlled. The manufacturing of our products is outsourced to third parties.

Basis of Presentation

The consolidated financial statements include the accounts of Lantronix and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. At June 30, 2013, approximately $2.7 million of our net tangible assets (primarily inventory held at our third- party logistics provider in Hong Kong) were located outside of the United States (“U.S.”).

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The industry in which we operate is characterized by rapid technological change. As a result, estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, sales returns and allowances, inventory reserves, goodwill valuation, deferred income tax asset valuation allowances and warranty reserves. To the extent there are material differences between our estimates and actual results, future results of operations will be affected.

Reclassifications

Certain reclassifications have been made to the prior fiscal year financial statements to conform to the current fiscal year presentation.

Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

For each of the years ended June 30, 2013 and 2012, approximately 99% of our net revenues came from sales of hardware products. The remaining 1% of our net revenues in each of these years was primarily attributable to professional engineering services and extended warranty services. We sell extended warranty services which extend the warranty period for an additional one to three years, depending upon the product. Warranty net revenue is deferred and recognized ratably over the warranty service period.

A significant portion of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. Therefore, the recognition of net revenue and related cost of revenue from sales to these distributors are deferred until the distributor resells the product. Further, when the deferred revenue attributable to any distributor exceeds their receivable balance due to Lantronix at the balance sheet date, such excess is reclassified from net accounts receivable to a customer deposit and refunds liability, which is included in other current liabilities on the accompanying consolidated balance sheets.

When product revenue is recognized, we establish an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by distributors. Actual product returns or pricing adjustments that differ from our estimates could result in increases or decreases to revenue.

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, contract manufacturers’ receivable, accounts payable, accrued liabilities and long-term debt. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. We do not have any assets or liabilities that were measured at fair value on a recurring basis, and during the years ended June 30, 2013 and June 30, 2012 did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2013 and 2012. We did not have any other comprehensive income or losses during the years ended June 30, 2013 or 2012.

As a result of the final dissolution of a foreign subsidiary, during the fiscal year ended June 30, 2013, we reclassified to other income $28,000 in accumulated foreign currency translation adjustments related to this subsidiary that were previously suspended in accumulated other comprehensive income.

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

Inventory Sale and Purchase Transactions with Contract Manufacturers

Under certain circumstances, we sell raw materials to our contract manufacturers and subsequently repurchase finished goods from the contract manufacturers which contain such raw materials. Net sales of raw materials to the contract manufacturers are recorded on the consolidated balance sheets as contract manufacturers’ receivables, and are eliminated from net revenue as we intend to repurchase the raw materials from the contract manufacturers in the form of finished goods.

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

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In performing our goodwill impairment analysis, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the estimated fair value of our single reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the analysis, which involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill, the difference of which represents the impairment loss. The determination of the reporting unit’s fair value requires significant judgment and is based on management’s best estimate. We generally use valuation techniques based on our market capitalization and multiples of revenue for similar companies. In addition, management may consider the reporting unit’s expected future earnings, and a control premium, which is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e., market capitalization), in order to acquire a controlling interest.

During the fiscal year ended June 30, 2013, we made a qualitative assessment of whether goodwill impairment exists. Since we did not determine that it was more likely than not that the fair value of our single reporting unit is less than its carrying amount, we were not required to perform the two-step goodwill impairment test.

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

Financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that meets the more-likely-than-not threshold of being realized upon ultimate settlement with a taxing authority. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Share-Based Compensation

We account for share-based compensation by expensing the estimated grant date fair value of stock options and other equity instruments over the requisite service period. We record amortization of share-based compensation expense ratably over the requisite service period of the grant. We also estimate forfeitures based on historical experience in our calculation of share-based compensation expense.

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

Warranty

The warranty periods for our products generally range from one to five years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and additionally for any known product warranty issues. Although we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, increases or decreases to warranty reserves could be required, which could impact our gross margins..

Advertising Expenses

Advertising costs are expensed in the period incurred.

Segment Information

We have one operating and reportable segment.

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

In February 2013, the FASB issued additional guidance to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). For significant items reclassified out of AOCI to net income in their entirety during a reporting period, companies must report the effect on the line items in the statement where net income is presented. This can be done on the face of the statement in certain circumstances or in the notes. For public companies, this guidance is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2012. We do not expect the adoption of this guidance will have a material impact on our financial statements.

In July 2013, the FASB issued guidance requiring a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The presentation of unrecognized tax benefits as a reduction of a deferred tax asset is consistent with an entity’s analysis of the realizability of its deferred tax assets and, as a result, is not expected to change an entity’s assessment of realizability. For public companies, this guidance is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We do not expect the adoption of this guidance will have a material impact on our financial statements.

2.           Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,
	2013	2012
	(In thousands)
Finished goods	$5,107	$3,162
Raw materials	2,129	1,375
Inventory at distributors	1,429	1,182
Large scale integration chips *	76	236
Inventories, net	$8,741	$5,955
* This item is sold individually and embedded into our products.

Property and Equipment

The following table presents details of property and equipment:

	June 30,
	2013	2012
	(In thousands)
Computer and office equipment	$3,322	$3,351
Furniture and fixtures	929	893
Production, development and warehouse equipment	2,832	2,270
Property and equipment, gross	7,083	6,514
Less accumulated depreciation	(5,396)	(4,909)
Property and equipment, net	$1,687	$1,605

As of June 30, 2013, approximately $41,000 of our net fixed assets were held in our foreign subsidiaries, mainly consisting of office equipment and furniture.

The following table presents details of property and equipment recorded in connection with capital lease obligations:

	June 30,
	2013	2012
	(In thousands)
Property and equipment	$160	$394
Less accumulated depreciation	(56)	(312)
Total	$104	$82

The following table presents details of the unamortized costs capitalized as internal use software included in computer and office equipment:

	June 30,
	2013	2012
	(In thousands)
Capitalized internal use software	$450	$451

The following table presents the details of depreciation of capitalized internal use software:

	Years Ended June 30,
	2013	2012
	(In thousands)
Depreciation of capitalized internal use software	$251	$241

Warranty Reserve

The following table presents details of our warranty reserve:

	Years Ended June 30,
	2013	2012
	(In thousands)
Beginning balance	$232	$268
Charged to cost of revenues	91	84
Usage	(130)	(120)
Ending balance	$193	$232

Other Liabilities

The following table presents details of our other liabilities:

	June 30,
	2013	2012
	(In thousands)
Current
Customer deposits and refunds	$1,042	$939
Accrued raw materials purchases	1,382	648
Deferred revenue	138	132
Capital lease obligations	47	78
Taxes payable	229	238
Other accrued liabilities	1,039	1,307
Total other current liabilities	$3,877	$3,342

Non-current
Deferred rent	$128	$203
Deferred revenue	121	100
Total other non-current liabilities	$249	$303

Advertising Expenses

The following table presents details of our advertising expenses:

	Years Ended June 30,
	2013	2012
	(In thousands)
Advertising expenses	$703	$186

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the fiscal year.

The following table presents the computation of net loss per share:

	Years Ended June 30,
	2013	2012
	(In thousands, except per share data)
Numerator:
Net loss	$(2,769)	$(3,040)

Denominator:
Weighted-average shares outstanding	14,574	11,300
Less: Unvested common shares outstanding	–	(47)
Weighted average shares (basic and diluted)	14,574	11,253

Net loss per share (basic and diluted)	$(0.19)	$(0.27)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2013	2012
	(In thousands)
Common stock equivalents	1,876	1,605

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2013	2012
	(In thousands)
Non-cash acquisition of property and equipment under capital leases	$68	$140

 3.           Line of Credit and Term Loan

We have a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) dated May 23, 2006. We also have (i) a Loan and Security Agreement/(Ex-Im Program) (the “Ex-Im Loan and Security Agreement”) dated May 23, 2006 with terms that are generally parallel to the Loan and Security Agreement and (ii) an Export-Import Bank of the United States (the “Ex-Im Bank”) Working Capital Guarantee Program Borrower Agreement (the “Guarantee Agreement”).On October 16, 2012, we entered into amendments to the SVB loan agreements, effective September 30, 2012, and also re-executed the Guarantee Agreement as of October 16, 2012 (the “2012 Amendments”). We collectively refer to the Loan and Security Agreement and the Ex-Im Loan and Security Agreement herein, as each have been amended time to time, as the “Amended SVB Loan Agreements.”

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

The Amended SVB Loan Agreements provide for a revolving line of credit that in the aggregate may not exceed $4.0 million and a $2.0 million term loan (the “Term Loan”).

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

As of June 30, 2013, there were no borrowings outstanding on the revolving line of credit under the Amended SVB Loan Agreements and the Term Loan is being repaid over 36 equal monthly installments with a maturity date of September 30, 2013.

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

The following table sets forth the Minimum TNW compared to our Actual TNW:

June 30, 2013
(In thousands)
Minimum TNW	$6,000
Actual TNW	$10,469

Availability under the Line of Credit

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

The following table presents the balance outstanding on the Term Loan, our available borrowing capacity and outstanding letters of credit, which were used as security deposits:

	June 30,
	2013	2012
	(In thousands)
Term Loan	$167	$834
Available borrowing capacity	$2,187	$364
Outstanding letters of credit	$113	$113

The term loan is scheduled to be fully paid off by September 2013.

4.           Stockholders’ Equity

Stock Incentive Plans

We have stock incentive plans in effect under which non-qualified and incentive options to purchase shares of Lantronix common stock (“stock options”) have been granted to employees, non-employees and board members. In addition, we have previously granted restricted common stock awards (“non-vested shares”) to employees and board members under these plans. Our current stock incentive program is governed by our Amended and Restated 2010 Stock Incentive Plan (“Amended and Restated 2010 SIP”), which was approved by our board of directors and shareholders during the fiscal year ended June 30, 2013. Upon approval of this plan, the number of shares of common stock reserved for issuance pursuant to awards made under the plan increased from 1,350,000 to 3,050,000. In addition, shares reserved for issuance under this plan include rollover shares, which are any shares subject to equity compensation awards granted under the Lantronix, Inc. Amended and Restated 2000 Stock Plan that expire or otherwise terminate without having been exercised in full or that are forfeited or repurchased by Lantronix by virtue of their failure to vest. A maximum of 2,100,000 such shares are eligible for rollover. The Amended and Restated 2010 SIP authorizes awards of stock options (both incentive and non-qualified), stock appreciation rights, non-vested shares, restricted stock units and performance shares. New shares are issued to satisfy stock option exercises and share issuances. As of June 30, 2013, 2.4 million shares remain available for issuance under the Amended and Restated 2010 SIP.

The Compensation Committee of our board of directors determines eligibility, vesting schedules and exercise prices for options and shares granted under the plans. Stock option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant. Stock option awards generally have a contractual term of 7 to 10 years. Share-based awards generally vest and become exercisable over a one to four year service period. As of June 30, 2013, no stock appreciation rights, non-vested shares, restricted stock units or performance shares were outstanding.

No income tax benefit was realized from activity in the share-based plans during the fiscal years ended June 30, 2013 and 2012.

Stock Option Awards

The fair value of each stock option grant was estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. Expected volatilities were based on the historical volatility of our stock price. The expected term of options granted was estimated using the simplified method, as permitted by guidance issued by the Securities and Exchange Commission. We use the simplified method because we believe we are unable to rely on historical data or alternative information as a reasonable basis upon which to estimate the expected term of such options. The risk-free interest rate assumption was based on the U.S. Treasury interest rates appropriate for the expected term of our stock options.

The fair value of options granted was estimated using the following weighted-average assumptions for all of our stock option plans:

	Years Ended June 30,
	2013	2012
Expected term (in years)	4.97	4.89
Expected volatility	85%	81%
Risk-free interest rate	0.73%	0.92%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity under all of our stock option plans:

		Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Balance at June 30, 2012	2,136	$3.20
Options granted	648	1.94
Options forfeited	(57)	2.32
Options expired	(422)	4.51
Options exercised	–	–
Balance at June 30, 2013	2,305	$2.63	5.5	$30
Vested or expected to vest at June 30, 2013	2,127	$2.68	5.4	$29
Options exercisable at June 30, 2013	1,179	$3.18	5.2	$23

The following table presents a summary of option grant-date fair value and intrinsic value information for all of our stock option plans:

	Years Ended June 30,
	2013	2012
	(In thousands,
	except per share data)
Weighted-average grant-date fair value per share	$1.28	$1.16
Intrinsic value of options exercised	$–	$3

Nonvested Share Awards

The following table presents a summary of the activity for all of our nonvested shares:

		Weighted-Average
		Grant-Date
	Shares	Fair Value per Share
	(In thousands)
Balance of nonvested shares at June 30, 2012	47	$3.07
Granted	–	–
Forfeited	(1)	–
Vested	(46)	3.07
Balance of nonvested shares at June 30, 2013	–	$–

The following table presents a summary of the total fair value of shares vested for all of our nonvested share awards:

	Years Ended June 30,
	2013	2012
	(In thousands)
Fair value of shares vested	$82	$92

The fair value of our nonvested share awards was determined based upon the closing trading price of our common stock on the grant date.

Employee Stock Purchase Plan

During the fiscal year ended June 30, 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (the “ESPP”), in which 1,300,000 shares of our common stock were reserved for future issuance under the ESPP. The ESPP is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions. Each of our employees (including officers) is eligible to participate in the ESPP, subject to certain limitations as defined in the ESPP plan document.

The ESPP is implemented by consecutive, overlapping offering periods lasting 24 months (an “Offering Period”), with a new Offering Period commencing on the first trading day on or after May 16 and November 16 of each year. The initial Offering Period under the ESPP commenced on May 16, 2013. Common stock may be purchased under the ESPP every six months (a “Purchase Period”), at a price not less than 85% of the lesser of the fair market value of our common stock on the (i) the first trading day of each Offering Period or (ii) the last trading day of each Purchase Period. To the extent the fair market value of our common stock on the enrollment date of a new Offering Period is lower than the fair market value of our common stock on the enrollment date of the immediately preceding Offering Period, then all participants in the immediately preceding Offering Period will be automatically withdrawn from such Offering Period immediately after the exercise of their options on the exercise date immediately preceding the new Offering Period and automatically re-enrolled in the new Offering Period as of the first day thereof. Generally, a participant in the ESPP may withdraw from an Offering Period at any time without affecting his or her eligibility to participate in future Offering Periods and may increase or decrease the rate of their payroll deductions during an Offering Period.

The per share fair value of stock purchase rights granted in connection with the ESPP was estimated using the following weighted average assumptions:

Year Ended
June 30, 2013
Expected term (in years)	1.25
Expected volatility	64%
Risk-free interest rate	0.15%
Dividend yield	0.00%

The following table presents a summary of activity under our ESPP:

Year Ended
June 30, 2013
Shares available for issuance at July 1, 2012	–
Shares reserved for issuance	1,300,000
Shares issued	–
Shares available for future issuance at June 30, 2013	1,300,000

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our consolidated statements of operations:

	Years Ended June 30,
	2013	2012
	(In thousands)
Cost of revenues	$44	$37
Selling, general and administrative	562	449
Research and development	242	259
Total share-based compensation	$848	$745

As of June 30, 2013, there was approximately $1.2 million and $196,000 of unrecognized share-based compensation expense related to stock options and stock purchase rights under the ESPP, respectively. These amounts are currently expected to be recognized over a weighted average period of approximately 2.4 years and 1.9 years, respectively. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

2012 Stock Sales

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

5.            401(k) Plan

We have a savings plan (the “Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 15% of their base pay, subject to limitations. In addition, we have the ability to make discretionary contributions, subject to limitations. During the fiscal years ended June 30, 2013 and 2012, we made no discretionary contributions to the Plan.

6.            Litigation

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

7.            Income Taxes

The income tax provision consists of the following components:

	Years Ended June 30,
	2013	2012
	(In thousands)
Current:
Federal	$–	$–
State	(4)	15
Foreign	58	58
	54	73
Deferred:
Federal	–	–
State	–	–
	–	–
Provision for income taxes	$54	$73

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2013	2012
	(In thousands)
United States	$(2,824)	$(3,025)
Foreign	109	58
Loss before income taxes	$(2,715)	$(2,967)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2013	2012
	(In thousands)
Deferred tax assets:
Tax losses and credits	$31,119	$32,083
Reserves not currently deductible	2,800	2,977
Deferred compensation	2,468	2,393
Inventory capitalization	938	938
Marketing rights	451	638
Depreciation	511	487
Gross deferred tax assets	38,287	39,516
Valuation allowance	(37,614)	(37,936)
Deferred tax assets, net	673	1,580
Deferred tax liabilities:
State taxes	(673)	(1,580)
Deferred tax liabilities	(673)	(1,580)
Net deferred tax assets (liabilities)	$–	$–

We have recorded a valuation allowance against our net deferred tax assets. If or when realized, the tax benefits relating to, and the reversal of, approximately $4.3 million of the valuation allowance will be accounted for as an increase in additional paid-in capital as a result of tax deductible compensation arising from stock option exercises. The valuation allowance was established due to uncertainties surrounding the realization of the deferred tax assets. We determined that the valuation allowance pertaining to certain deferred tax assets and liabilities was misclassified between current and long term assets in the June 30, 2012 consolidated balance sheet. For comparability purposes, we have reclassified such amounts in the accompanying prior year balance sheet, which we believe are not material, to conform to the current year presentation.

The following table presents a reconciliation of the income tax provision (benefit) to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2013	2012
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(931)	$(1,015)
Increase (decrease) resulting from:
Permanent differences	58	15
Change in valuation allowance	651	875
Deferred compensation	197	144
Foreign tax rate variances	21	45
Other	58	9
Provision for income taxes	$54	$73

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

June 30,
2013
(In thousands)
Federal	$86,397
State	$33,146

The federal and state NOL carryovers begin to expire in fiscal years 2021 and 2014, respectively. Deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries because such undistributed earnings are expected to be reinvested indefinitely.

The following table summarizes our liability for uncertain tax positions for the fiscal year ended June 30, 2013 (in thousands):

Balance as of June 30, 2012	$6,700
Change in balances related to uncertain tax positions	–
Balance as of June 30, 2013	$6,700

At June 30, 2013, we had $6.7 million of gross unrecognized tax benefits. Of the total unrecognized benefits at June 30, 2013, $6.6 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in our valuation allowance of $6.6 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the years ended June 30, 2013 and 2012 we recorded an immaterial expense for interest and penalties related to income tax matters in the provision for income taxes. At June 30, 2013, we had approximately $128,000 of accrued interest and penalties related to uncertain tax positions.

At June 30, 2013, our fiscal 2010 through 2013 tax years remain open to examination by the federal taxing jurisdiction and the fiscal 2009 through 2013 tax years remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred. Our fiscal 2006 through fiscal 2013 tax years remain open to examination by the foreign taxing authorities. We do not anticipate that the amount of unrecognized tax benefits as of June 30, 2013 will significantly increase or decrease within the next 12 months.

8.           Commitments and Contingencies

Leases

We lease office equipment and office and warehouse facilities under non-cancelable capital and operating leases.

The following schedule represents minimum lease payments for all non-cancelable operating and capital leases as of June 30, 2013:

	Capital	Operating
Years Ended June 30,	Leases	Leases	Total
		(In thousands)
2014	$53	$678	$731
2015	49	456	505
2016	7	200	207
Total	109	$1,334	$1,443
Amounts representing interest	(8)
Present value of net minimum lease payments	101
Less: capital lease obligations, short-term portion
(included in other current liabilities)	47
Capital lease obligations, long-term portion	$54

The following table presents rent expense:

	Years Ended June 30,
	2013	2012
	(In thousands)
Rent expense	$795	$796

9.           Significant Geographic, Customer and Supplier Information

The following table presents our sales within geographic regions as a percentage of net revenue:

	Years Ended June 30,
	2013	2012
Americas	54%	53%
Europe, Middle East, and Africa	29%	30%
Japan	9%	8%
Asia Pacific	8%	9%
Total	100%	100%

The following table presents sales to significant countries as a percentage of net revenue:

	Years Ended June 30,
	2013	2012
U.S. and Canada	54%	53%
Germany	18%	18%
Japan	8%	8%

Customers

The following table presents sales to our significant customers and related parties as a percentage of net revenue:

	Years Ended June 30,
	2013	2012

Top five customers (1)(2)	49%	52%
Ingram Micro	13%	17%
Tech Data	11%	7%
Related parties	2%	2%

(1) Includes Ingram Micro and Tech Data

(2) All top five customers are distributors, who are part of our product distribution system

No other customer represented more than 10% of our annual net revenue during these fiscal years. Two international customers, Lynx (formerly Transtec AG) and Barix AG, are related parties due to common ownership by our largest stockholder and Lantronix director, Bernhard Bruscha. As of June 30, 2013, we had a total of approximately $64,000 in receivables outstanding from these related parties, which is included in net accounts receivable in the accompanying Consolidated Balance Sheets.

Suppliers

We do not own or operate a manufacturing facility. Six third-party contract manufacturers located primarily in Asia manufacture substantially all of our products and two independent third party foundries located in Asia manufacture substantially all of our large scale integration chips. We have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. If these suppliers are unable to provide a timely and reliable supply of components, we could experience manufacturing delays that could adversely affect our consolidated results of operations.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended	X

3.2	Amended and Restated Bylaws Lantronix, Inc.		8–K	3.2	11/15/2012

10.1*	Lantronix, Inc. Amended and Restated 2000 Stock Plan		10–K	10.35	09/28/2009

10.2*	Form of Stock Option Agreement under the Lantronix, Inc. 2000 Stock Plan		10–K	10.4.1	9/11/2007

10.3*	Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.2	11/08/2010

10.4*	Form of Stock Option Agreement under the Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.3	11/08/2010

10.5*	Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.2	05/09/2013

10.6*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.3	05/09/2013

10.7*	Form of Restricted Stock Award Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.4	05/09/2013

10.8*	Lantronix, Inc. 2013 Employee Stock Purchase Plan		S–8	4.1	05/09/2013

10.9*	Letter Agreement dated August 16, 2011 between Lantronix, Inc. and Kurt Busch		8–K	10.1	08/23/2011

10.10*	Letter Agreement dated September 8, 2011 between Lantronix, Inc. and Jeremy Whitaker		8–K	10.1	09/26/2011

10.11*	Amendment to Offer Letter between Lantronix, Inc. and Jeremy Whitaker, dated as of November 13, 2012		8-K	99.2	11/15/2012

10.12*	Lantronix, Inc. Non-Employee Director Compensation Policy, dated November 12, 2012, effective January 1, 2013		8-K	99.4	11/15/2012

10.13*	Form of Indemnification Agreement entered into between Lantronix, Inc. with its directors and certain of its executive officers	X

10.14	Loan and Security Agreement dated May 31, 2006 between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.2	02/14/2012

10.15	Amendment dated August 14, 2008 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		10–K	10.27	09/19/2008

10.16	Amendment dated September 2010, to the Lantronix, Inc. Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.1	11/08/2010
10.17	Amendment dated August 18, 2011 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		8–K	10.1	08/24/2011
10.18	Amendment dated January 19, 2012 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.1	02/14/2012
10.19	Borrower Agreement by Lantronix, Inc. dated May 23, 2006 in favor of Export-Import Bank of the United States		10–Q	10.3	02/14/2012
10.20	Amendment dated October 16, 2012 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		8–K	99.1	10/22/2012
10.21	Borrower Amendment by Lantronix, Inc. in favor of Export-Import Bank of the United States dated October 16, 2012		8–K	99.3	10/22/2012
10.22	Amendment dated October 16, 2012 to the Loan and Security Agreement (EXIM Program) dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		8–K	99.2	10/22/2012
21.1	Subsidiaries of Lantronix, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson LLP	X
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	X
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes – Oxley Act of 2002	X
101

The following financial information from Lantronix Inc.’s Annual Report on Form 10-K for the period ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language):

(i) 101.INS XBRL Instance Document;

(ii) 101.SCH XBRL Taxonomy Extension Schema Document;

(iii) 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document;

(iv) 101.DEF XBRL Taxonomy Extension Definition Linkbase Document;

(v) 101.LAB XBRL Taxonomy Extension Label Linkbase Document; and

(vi) 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

		X

__________

*	Indicates management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.