Form 10-Q
period 2013-09-30
LANTRONIX INC
filed 2013-10-31
CIK 1114925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 15, 2013, there were 14,579,764 shares of the Registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2013

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, or the Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, market acceptance of our products, or future customer and sales developments; statements relating to manufacturing forecasts, including the potential benefits of our contract manufacturers sourcing and supplying raw materials and the significant role of original equipment manufacturers in our business; assumptions regarding the future cost and potential benefits of our research and development efforts; liquidity and cash resources forecasts; statements relating to the impact of pending litigation; statements concerning our future operations, financial condition and prospects; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof.

We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our results or experiences, or future business, financial condition, results of operations or performance, to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” in Item 1A of this Report, our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on August 29, 2013, or the Form 10-K, as well as in our other filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. For these reasons, investors are cautioned not to place undue reliance on any forward-looking statements.

You should read this Report in its entirety, together with the Form 10-K, the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules of The Nasdaq Stock Market, LLC. If we do update or correct any forward-looking statements, investors should not conclude that we will make additional updates or corrections.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$5,831	$5,243
Accounts receivable, net	2,778	2,599
Contract manufacturers' receivable	329	607
Inventories, net	8,527	8,741
Prepaid expenses and other current assets	339	431
Total current assets	17,804	17,621
Property and equipment, net	1,628	1,687
Goodwill	9,488	9,488
Deferred tax assets	476	476
Other assets	87	87
Total assets	$29,483	$29,359

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,162	$2,870
Accrued payroll and related expenses	1,696	1,516
Warranty reserve	175	193
Short-term debt	–	167
Deferred tax liabilities	476	476
Other current liabilities	3,779	3,877
Total current liabilities	9,288	9,099
Long-term capital lease obligations	41	54
Other non-current liabilities	233	249
Total liabilities	9,562	9,402

Commitments and contingencies

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	204,102	203,871
Accumulated deficit	(184,553)	(184,286)
Accumulated other comprehensive income	371	371
Total stockholders' equity	19,921	19,957
Total liabilities and stockholders' equity	$29,483	$29,359

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2013	2012
Net revenue (1)	$10,883	$11,202
Cost of revenue	5,493	5,730
Gross profit	5,390	5,472
Operating expenses:
Selling, general and administrative	3,948	4,268
Research and development	1,681	1,609
Total operating expenses	5,629	5,877
Loss from operations	(239)	(405)
Interest expense, net	(9)	(15)
Other income (expense), net	(6)	5
Loss before income taxes	(254)	(415)
Provision for income taxes	13	15
Net loss and comprehensive loss	$(267)	$(430)

Net loss per share (basic and diluted)	$(0.02)	$(0.03)

Weighted-average common shares (basic and diluted)	14,580	14,558

Net revenue from related parties	$193	$292

(1) Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	September 30,
	2013	2012
Operating activities
Net loss	$(267)	$(430)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	231	231
Depreciation	229	218
Provision for excess and obsolete inventories	74	(3)
Changes in operating assets and liabilities:
Accounts receivable	(179)	437
Contract manufacturers' receivable	278	(34)
Inventories	140	(1,692)
Prepaid expenses and other current assets	92	(169)
Other assets	–	1
Accounts payable	240	1,246
Accrued payroll and related expenses	180	(692)
Warranty reserve	(18)	(23)
Other liabilities	(115)	418
Net cash provided by (used in) operating activities	885	(492)

Investing activities
Purchases of property and equipment	(118)	(140)
Net cash used in investing activities	(118)	(140)

Financing activities
Payment of term loan	(167)	(167)
Minimum tax withholding paid on behalf of employees for restricted shares	–	(26)
Payment of capital lease obligations	(12)	(23)
Net cash used in financing activities	(179)	(216)
Increase (decrease) in cash and cash equivalents	588	(848)
Cash and cash equivalents at beginning of period	5,243	11,374
Cash and cash equivalents at end of period	$5,831	$10,526

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (referred to in these unaudited condensed consolidated financial statements as “Lantronix,” “we,” “us,” or “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013, included in our Annual Report on Form 10-K filed with the SEC on August 29, 2013. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at September 30, 2013, and the consolidated results of our operations for the three months ended September 30, 2013 and the consolidated cash flows for the three months ended September 30, 2013. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued guidance requiring a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The presentation of unrecognized tax benefits as a reduction of a deferred tax asset is consistent with an entity’s analysis of the realizability of its deferred tax assets and, as a result, is not expected to change an entity’s assessment of realizability. For public companies, this guidance is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We adopted this guidance for the fiscal year beginning July 1, 2013. Such adoption did not have a material impact on our financial statements.

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,	June 30,
	2013	2013
	(In thousands)
Finished goods	$4,886	$5,107
Raw materials	2,125	2,129
Finished goods held by distributors	1,309	1,429
Large scale integration chips *	207	76
Inventories, net	$8,527	$8,741

* This item is sold individually and is also embedded into our products.

Other Liabilities

The following table presents details of our other liabilities:

	September 30,	June 30,
	2013	2013
	(In thousands)
Current
Customer deposits and refunds	$672	$1,042
Accrued raw materials purchases	1,561	1,382
Deferred revenue	128	138
Capital lease obligations	48	47
Taxes payable	241	229
Other accrued liabilities	1,129	1,039
Total other current liabilities	$3,779	$3,877

Non-current
Deferred rent	$108	$128
Deferred revenue	125	121
Total other non-current liabilities	$233	$249

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended
	September 30,
	2013	2012
	(In thousands, except per share data)
Numerator:
Net loss	$(267)	$(430)
Denominator:
Weighted-average shares	14,580	14,561
Less: Unvested common shares	–	(3)
Weighted-average common shares outstanding (basic and diluted)	14,580	14,558

Net loss per share (basic and diluted)	$(0.02)	$(0.03)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended
	September 30,
	2013	2012
	(In thousands)
Common stock equivalents	2,357	1,404

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2013	2012
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$52	$–

3.	Warranty Reserve

The warranty periods for our products generally range from one to five years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and additionally, for any known product warranty issues. Although we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, increases or decreases to warranty reserves could be required, which could impact our gross margins.

The following table presents details of our warranty reserve:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2013	2013
	(In thousands)
Beginning balance	$193	$232
Charged to cost of revenues	(7)	91
Usage	(11)	(130)
Ending balance	$175	$193

4.	Bank Line of Credit and Debt

We have in effect loan agreements with Silicon Valley Bank (“SVB”), which we collectively refer to herein as the “SVB Loan Agreements.” The SVB Loan Agreements provide for (i) a revolving line of credit that in the aggregate may not exceed $4.0 million and (ii) a $2.0 million term loan (the “Term Loan”). The Term Loan was completely paid off in September 2013.

The available borrowing capacity under the revolving line of credit is limited to the lesser of (i) $4.0 million or (ii) the current portion of the trade receivable balance, less 50% of the balance of deferred revenue, less outstanding borrowings on the revolving line of credit. As of September 30, 2013, there were no borrowings outstanding on the revolving line of credit.

The SVB Loan Agreements provide for an interest rate at a rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB (or “quick assets”) to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%.

The SVB Loan Agreements require a Minimum Tangible Net Worth (“Minimum TNW”) covenant, which is currently $6.0 million. This amount will adjust upward, as further defined in the agreements, to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total shareholders’ equity, less goodwill. If we continue to incur net losses, we may have difficulty satisfying the Minimum TNW financial covenant in the future.

The following table sets forth the Minimum TNW compared to our Actual TNW:

September 30, 2013
(In thousands)
Minimum TNW	$6,000
Actual TNW	$10,433

The following table presents the available borrowing capacity on the revolving line of credit and outstanding letters of credit, which were used as security deposits. To date, we have not used any of the borrowing capacity under the revolving line of credit.

	September 30,	June 30,
	2013	2013
	(In thousands)
Available borrowing capacity under the revolving line	$2,157	$2,187
Outstanding letters of credit	$113	$113

5.	Stockholders’ Equity

Share-Based Plans

Our share-based plans permit the granting of stock options (both incentive and nonqualified stock options), stock appreciation rights, non-vested stock, restricted stock units, and performance shares to certain employees, directors and consultants. As of September 30, 2013, no stock appreciation rights, non-vested stock, restricted stock units, or performance shares were outstanding.

Stock Option Awards

The following table presents a summary of activity under all of our stock option plans:

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2013	2,305	$2.63
Options granted	563	1.56
Options forfeited	(8)	2.17
Options expired	(75)	2.98
Options exercised	–	–
Balance of options outstanding at September 30, 2013	2,785	$2.41

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (the “ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions. Each of our employees (including officers) is eligible to participate in the ESPP, subject to certain limitations as defined in the ESPP plan document. We have reserved 1,300,000 shares of our common stock for future issuance under the ESPP.

The following table presents a summary of activity under our ESPP:

Three Months Ended
September 30, 2013
(In thousands)
Shares available for issuance at July 1, 2013	1,300
Shares reserved for issuance	–
Shares issued	–
Shares available for issuance at September 30, 2013	1,300

The first purchase and issuance of shares under the ESPP is scheduled to occur in November 2013.

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended
	September 30,
	2013	2012
	(In thousands)
Cost of revenues	$13	$11
Selling, general and administrative	158	146
Research and development	60	74
Total share-based compensation expense	$231	$231

As of September 30, 2013, there was approximately $1.5 million and $0.2 million of unrecognized share-based compensation expense related to stock options under our stock incentive plans and stock purchase rights under the ESPP, respectively. These expenses are currently expected to be recognized over a weighted average period of approximately 3.0 years and 1.6 years, respectively. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

6.	Income Taxes

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended
	September 30,
	2013	2012
Effective tax rate	5%	4%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of September 30, 2013 and June 30, 2013.

7.	Litigation and Contingencies

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that are expected to have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in Item 1 of this Report, the “Risk Factors” included in Item 1A of this Report and in our Annual Report on Form 10-K for the year ended June 30, 2013, as well as the Cautionary Note Regarding Forward Looking Statements described elsewhere in this Report, before deciding to purchase, hold or sell our common stock.

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

Products and Solutions Overview

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2013 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Results of Operations

Summary of Operating Results for the Three Months ended September 30, 2013

In the three months ended September 30, 2013 our net loss was $267,000 compared to a net loss of $430,000 in the three months ended September 30, 2012. The decrease in net loss was impacted by a 7.5% decrease in selling, general and administrative expenses primarily as result of cost-reduction efforts which resulted in decreases in professional fees and personnel-related costs. In addition, our gross margin percentage increased from 48.8% for the three months ended September 30, 2012 to approximately 49.5% for the three months ended September 30, 2013 primarily as a result of lower manufacturing and freight costs, along with our product sales mix.

Net Revenue by Product Line

The following table presents our net revenue by product line:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
OEM Modules	$5,218	47.9%	$5,788	51.7%	$(570)	(9.8%	)
Enterprise Solutions	5,665	52.1%	5,414	48.3%	251	4.6%
Net revenue	$10,883	100.0%	$11,202	100.0%	$(319)	(2.8%	)

The decrease in net revenue from our OEM Modules product line was primarily due to decreased unit sales of our xPort and PremierWave EN product families. The unit decreases for xPort were likely due to the timing of purchases as some of our customers increased their purchase volumes in previous quarters to allow them sufficient time to transition to an updated version of the xPort. The unit decreases for PremierWave EN were primarily related to the timing of production runs for a large OEM customer in Japan. These decreases were partially offset by increased unit sales of our WiPort product family.

The increase in net revenue from our Enterprise Solutions product line was primarily due to an increase in unit sales of our SLC product line in the Americas region and the EDS-MD, a new product family, in the EMEA geographic region. Further, we saw increased unit sales for two of our new product families, the Premierwave XN and xDirect. These increases were partially offset by decreased unit sales of our EDS product family and MSS, an end-of-life product family.

Net Revenue by Geographic Region

The following table presents our net revenue by geographic region and product line:

	Three Months Ended September 30,
	2013			2012
	(In thousands)
	OEM Modules	Enterprise Solutions	Total	OEM Modules	Enterprise Solutions	Total
Americas	$1,864	$3,686	$5,550	$2,061	$3,894	$5,955
EMEA	2,124	1,206	3,330	2,152	925	3,077
Japan	604	381	985	953	215	1,168
Asia Pacific	626	392	1,018	622	380	1,002
	$5,218	$5,665	$10,883	$5,788	$5,414	$11,202

The decrease in net revenue primarily reflects decreased unit sales in the Americas region and Japan. These decreases were largely driven by decreased unit sales in both our OEM module and Enterprise Solutions product lines within the Americas region, and decreased unit sales in the OEM Module product line in Japan. In the Americas region, the decreased unit sales of our xPort product family primarily impacted the decline within the OEM Module product line, while decreased unit sales of our EDS product family impacted the decline of the Enterprise Solution product line. In Japan, the decreased unit sales of our Premierwave EN product family primarily contributed to the decline within the OEM Module product line. This was partially offset by increased unit sales of our UDS product family.

The increase in net revenue in the EMEA region was primarily attributable to an increase in unit sales in our EDS and SLC product families.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Gross Profit	$5,390	49.5%	$5,472	48.8%	$(82)	(1.5%	)

Gross profit and gross profit as a percent of revenue (referred to as “gross margin”) during the three months ended September 30, 2013 was positively impacted by a decrease in manufacturing costs, freight and overhead. In addition, gross margin was positively affected by product mix.

As newer products typically have lower margins until they reach production volumes, we may experience downward pressure on gross margins if new product revenues grow as a percentage of total net revenue.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,331		$2,450		$(119)	(4.9%)
Professional fees and outside services	437		631		(194)	(30.7%)
Advertising and marketing	437		427		10	2.3%
Travel	157		140		17	12.1%
Facilities	275		261		14	5.4%
Share-based compensation	158		146		12	8.2%
Depreciation	110		116		(6)	(5.2%)
Bad debt expense (recovery)	(46)		(16)		(30)	187.5%
Other	89		113		(24)	(21.2%)
Selling, general and administrative	$3,948	36.3%	$4,268	38.1%	$(320)	(7.5%)

The decrease in selling, general and administrative expenses was primarily due to various cost-cutting efforts which resulted in (i) decreased accounting and legal fees and (ii) decreased personnel-related expenses..

Research and Development

Research and development expenses consist of personnel-related expenses, including share-based compensation, as well as expenditures to third-party vendors for research and development activities and product certification costs.

The following table presents fiscal quarter research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,109		$1,013		$96	9.5%
Facilities	193		238		(45)	(18.9%)
Outside services	223		174		49	28.2%
Product certifications	43		73		(30)	(41.1%)
Share-based compensation	60		74		(14)	(18.9%)
Other	53		37		16	43.2%
Research and development	$1,681	15.4%	$1,609	14.4%	$72	4.5%

Research and development expenses during the current quarter remained relatively flat from the prior year. Expenses were impacted by increased outside service fees related to the development and testing of new products, which were partially offset by decreased product certification costs due to timing of projects as well as the reduction of certain facilities-related equipment and insurance expenses.

Other Income (Expense), Net

Other income (expense), net is primarily comprised of foreign currency re-measurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

Provision for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended
	September 30,
	2013	2012
Effective tax rate	5%	4%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of September 30, 2013 and June 30, 2013.

Liquidity and Capital Resources

The following table presents information about our working capital and cash:

	September 30,	June 30,
	2013	2013
	(In thousands)
Working capital	$8,516	$8,522
Cash and cash equivalents	$5,831	$5,243

Our principal sources of cash and liquidity include our existing cash and cash equivalents, amounts available under our credit facilities and cash from operations. We believe that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments for at least the next 12 months. The primary drivers affecting cash and liquidity are net revenue, working capital requirements, and capital expenditures.

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

Loan Agreement

We have in effect loan agreements with Silicon Valley Bank (“SVB”), which we collectively refer to herein as the “SVB Loan Agreements.” The SVB Loan Agreements provide for (i) a revolving line of credit that in the aggregate may not exceed $4.0 million and (ii) a $2.0 million term loan (the “Term Loan”). The Term Loan was completely paid off in September 2013.

The available borrowing capacity under the revolving line of credit is limited to the lesser of (i) $4.0 million or (ii) the current portion of the trade receivable balance, less 50% of the balance of deferred revenue, less outstanding borrowings on the revolving line of credit. As of September 30, 2013, there were no borrowings outstanding on the revolving line of credit.

The SVB Loan Agreements provide for an interest rate at a rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB (or “quick assets”) to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%.

The following table presents the available borrowing capacity on the revolving line of credit and outstanding letters of credit, which were used as security deposits. To date, we have not used any of the borrowing capacity under the revolving line of credit.

	September 30,	June 30,
	2013	2013
	(In thousands)
Available borrowing capacity under the revolving line	$2,157	$2,187
Outstanding letters of credit	$113	$113

The SVB Loan Agreements require a Minimum Tangible Net Worth (“Minimum TNW”) covenant, which is currently $6.0 million. This amount will adjust upward, as further defined in the agreements, to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total shareholders’ equity, less goodwill. If we continue to incur net losses, we may have difficulty satisfying the Minimum TNW financial covenant in the future.

The following table sets forth the Minimum TNW compared to our Actual TNW:

September 30, 2013
(In thousands)
Minimum TNW	$6,000
Actual TNW	$10,433

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Three Months Ended
	September 30,		Increase
	2013	2012	(Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$885	$(492)	$1,377
Net cash used in investing activities	(118)	(140)	(22)
Net cash used in financing activities	(179)	(216)	(37)

Operating Activities

The increase in net cash provided by operating activities was primarily due to a decrease in inventories as a result of efforts to bring inventory levels in line with customer demand. During the three months ended September 30, 2012, cash was used to increase inventory levels and related buffer stock in order to fulfill customer demand as a result of the historically low inventory balance as of June 2012. Further, the increase in cash provided by operating activities was related to the reduction in our net loss for the current year period.

Investing Activities

Cash used in investing activities was primarily related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment for new product deployment.

Financing Activities

The decrease in net cash used in financing activities was primarily related to the decrease in payments for capital lease obligations as certain of our capital leases expired during the current year period.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2013, we have not been involved in any material unconsolidated SPEs.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to our Annual Report on Form 10-K for the period ended June 30, 2013 (the “Form 10-K”) for a description of our legal proceedings. There have been no material changes to the Company’s legal proceedings as disclosed in the Form 10-K.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, please see the information listed in the item captioned “Risk Factors” in the Form 10-K. There have been no material changes to the risk factors as disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying index to exhibits immediately preceding the exhibits are filed as part of, or hereby incorporated by reference into, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC. (Registrant)

Date: October 31, 2013	By:	/s/ KURT BUSCH
Kurt Busch
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2013	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language):

(i) 101.INS BURL Instance Document;

(ii) 101.SCH XBRL Taxonomy Extension Schema Document;

(iii) 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document;

(iv) 101.DEF XBRL Taxonomy Extension Definition Linkbase Document;

(v) 101.LAB XBRL Taxonomy Extension Label Linkbase Document;

(vi) 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

X

______________

*	Furnished, not filed.

