Form 10-Q
period 2013-12-31
LANTRONIX INC
filed 2014-01-31
CIK 1114925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 24, 2014, there were 14,662,252 shares of the Registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

December 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, or the Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, market acceptance of our products, or future customer and sales developments; statements relating to manufacturing forecasts, including the potential benefits of our contract manufacturers sourcing and supplying raw materials and the significant role of original equipment manufacturers in our business; assumptions regarding the future cost and potential benefits of our research and development efforts; liquidity and cash resources forecasts; statements relating to the impact of pending litigation; statements concerning our future operations, financial condition and prospects; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$6,098	$5,243
Accounts receivable, net	2,749	2,599
Contract manufacturers' receivable	424	607
Inventories, net	8,135	8,741
Prepaid expenses and other current assets	545	431
Total current assets	17,951	17,621
Property and equipment, net	1,499	1,687
Goodwill	9,488	9,488
Deferred tax assets	476	476
Other assets	99	87
Total assets	$29,513	$29,359

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,770	$2,870
Accrued payroll and related expenses	1,705	1,516
Warranty reserve	176	193
Short-term debt	–	167
Deferred tax liabilities	476	476
Other current liabilities	3,237	3,877
Total current liabilities	9,364	9,099
Long-term capital lease obligations	29	54
Other non-current liabilities	199	249
Total liabilities	9,592	9,402

Commitments and contingencies

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	204,425	203,871
Accumulated deficit	(184,876)	(184,286)
Accumulated other comprehensive income	371	371
Total stockholders' equity	19,921	19,957
Total liabilities and stockholders' equity	$29,513	$29,359

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net revenue (1)	$10,968	$12,162	$21,851	$23,364
Cost of revenue	5,531	6,130	11,024	11,860
Gross profit	5,437	6,032	10,827	11,504
Operating expenses:
Selling, general and administrative	4,062	4,719	8,010	8,987
Research and development	1,643	1,665	3,324	3,274
Total operating expenses	5,705	6,384	11,334	12,261
Loss from operations	(268)	(352)	(507)	(757)
Interest expense, net	(7)	(16)	(16)	(31)
Other income (expense), net	(22)	(23)	(28)	(18)
Loss before income taxes	(297)	(391)	(551)	(806)
Provision for income taxes	26	21	39	36
Net loss and comprehensive loss	$(323)	$(412)	$(590)	$(842)

Net loss per share (basic and diluted)	$(0.02)	$(0.03)	$(0.04)	$(0.06)

Weighted-average common shares (basic and diluted)	14,621	14,578	14,600	14,568

Net revenue from related parties	$180	$381	$373	$673

(1)  Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended December 31,
	2013	2012
Operating activities
Net loss	$(590)	$(842)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	453	437
Depreciation	465	436
Provision for excess and obsolete inventories	159	38
Changes in operating assets and liabilities:
Accounts receivable	(150)	326
Contract manufacturers' receivable	183	(82)
Inventories	447	(3,777)
Prepaid expenses and other current assets	(114)	(49)
Other assets	(12)	8
Accounts payable	900	1,563
Accrued payroll and related expenses	189	(634)
Warranty reserve	(17)	(10)
Other liabilities	(692)	257
Net cash provided by (used in) operating activities	1,221	(2,329)
Investing activities
Purchases of property and equipment	(277)	(189)
Net cash used in investing activities	(277)	(189)
Financing activities
Payment of term loan	(167)	(334)
Proceeds from issuance of common stock under employees stock purchase plan	101	–
Minimum tax withholding paid on behalf of employees for restricted shares	–	(26)
Payment of capital lease obligations	(23)	(44)
Net cash used in financing activities	(89)	(404)
Increase (decrease) in cash and cash equivalents	855	(2,922)
Cash and cash equivalents at beginning of period	5,243	11,374
Cash and cash equivalents at end of period	$6,098	$8,452

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (referred to in these unaudited condensed consolidated financial statements as “Lantronix,” “we,” “us,” or “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013, included in our Annual Report on Form 10-K filed with the SEC on August 29, 2013. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at December 31, 2013, and the consolidated results of our operations for the three and six months ended December 31, 2013 and the consolidated cash flows for the six months ended December 31, 2013. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	June 30,
	2013	2013
	(In thousands)
Finished goods	$4,569	$5,107
Raw materials	1,859	2,129
Finished goods held by distributors	1,324	1,429
Large scale integration chips *	383	76
Inventories, net	$8,135	$8,741

* This item is sold individually and is also embedded into our products.

Other Liabilities

The following table presents details of our other liabilities:

	December 31,	June 30,
	2013	2013
	(In thousands)
Current
Customer deposits and refunds	$510	$1,042
Accrued raw materials purchases	1,338	1,382
Deferred revenue	127	138
Capital lease obligations	49	47
Taxes payable	235	229
Other accrued liabilities	978	1,039
Total other current liabilities	$3,237	$3,877

Non-current
Deferred rent	$90	$128
Deferred revenue	109	121
Total other non-current liabilities	$199	$249

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator:
Net loss	$(323)	$(412)	$(590)	$(842)
Denominator:
Weighted-average shares outstanding (basic and diluted)	14,621	14,578	14,600	14,568

Net loss per share (basic and diluted)	$(0.02)	$(0.03)	$(0.04)	$(0.06)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands)
Common stock equivalents	2,625	2,077	2,482	1,888

3.	Warranty Reserve

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

The following table presents details of our warranty reserve:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2013	2013
	(In thousands)
Beginning balance	$193	$232
Charged to cost of revenues	31	91
Usage	(48)	(130)
Ending balance	$176	$193

4.	Bank Line of Credit and Debt

We have in effect loan agreements with Silicon Valley Bank (“SVB”), which we collectively refer to herein as the “SVB Loan Agreements.” The SVB Loan Agreements provide for (i) a revolving line of credit that in the aggregate may not exceed $4.0 million and (ii) a $2.0 million term loan, which was completely paid off in September 2013.

The available borrowing capacity under the revolving line of credit is limited to the lesser of (i) $4.0 million or (ii) the current portion of the trade receivable balance, less 50% of the balance of deferred revenue, less outstanding borrowings on the revolving line of credit. As of December 31, 2013, there were no borrowings outstanding on the revolving line of credit.

The SVB Loan Agreements provide for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. We maintained a monthly quick ratio greater than 1.0 to 1.0 as of and during the six months ended December 31, 2013.

The SVB Loan Agreements include a covenant requiring us to maintain a certain Minimum Tangible Net Worth (“Minimum TNW”), which is currently $6.0 million. This amount is subject to adjustment upward to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total shareholders’ equity, less goodwill. If we continue to incur net losses, we may have difficulty satisfying the Minimum TNW financial covenant in the future.

The following table sets forth the Minimum TNW compared to our Actual TNW:

December 31, 2013
(In thousands)
Minimum TNW	$6,000
Actual TNW	$10,433

The following table presents the available borrowing capacity on the revolving line of credit and outstanding letters of credit, which were used as security deposits. To date, we have not used any of the borrowing capacity under the revolving line of credit.

	December 31,	June 30,
	2013	2013
	(In thousands)
Available borrowing capacity under the revolving line	$1,017	$2,187
Outstanding letters of credit	$113	$113

5.	Stockholders’ Equity

Share-Based Plans

Our share-based plans permit the granting of stock options (both incentive and nonqualified stock options), stock appreciation rights, non-vested stock, restricted stock units, and performance shares to certain employees, directors and consultants. As of December 31, 2013, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Option Awards

The following table presents a summary of stock option activity under all of our stock option plans during the six months ended December 31, 2013:

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2013	2,305	$2.63
Options granted	674	1.55
Options forfeited	(60)	1.96
Options expired	(114)	3.49
Options exercised	–	–
Balance of options outstanding at December 31, 2013	2,805	$2.35

Restricted Stock Units

In October 2013, we granted to certain employees approximately 61,000 restricted stock units (“RSUs”). Such RSUs vest in their entirety on the one year anniversary of the grant date.

The following table presents a summary of activity with respect to RSUs during the six months ended December 31, 2013:

Weighted
Average
Grant - Date
	Number of	Fair Value
	Shares	per Share
(In thousands)
Balance of restricted stock units at June 30, 2013	–	$–
Restricted stock units granted	61	1.40
Restricted stock units cancelled	–	–
Restricted stock units vested	–	–
Balance of restricted stock units at December 31, 2013	61	$1.40

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

The following table presents a summary of activity under our ESPP during the six months ended December 31, 2013:

Six Months Ended
December 31, 2013
(In thousands)
Shares available for issuance at June 30, 2013	1,300
Shares reserved for issuance	–
Shares issued	(80)
Shares available for issuance at December 31, 2013	1,220

The first purchase and issuance of shares under the ESPP occurred on November 15, 2013. In accordance with the terms of our ESPP, the exercise price was adjusted to $1.27 per share, which represents 85% of the closing market price of our common stock on November 15, 2013.

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands)
Cost of revenues	$11	$10	$24	$21
Selling, general and administrative	159	141	317	287
Research and development	52	55	112	129
Total share-based compensation expense	$222	$206	$453	$437

The following table summarizes the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of December 31, 2013:

	Remaining	Remaining
	Unrecognized	Weighted
	Compensation	Average Years
	Cost	To Recognize
	(In thousands)
Stock options	1,400	2.7
Restricted stock units	71	0.8
Stock purchase rights under ESPP	160	1.9

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Effective tax rate	9%	5%	7%	4%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2013 and June 30, 2013.

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

Enterprise Solutions

Our Enterprise Solutions are electronic products that are typically connected to one or more existing pieces of electronic equipment to provide additional connectivity or functionality. Our Enterprise Solutions are designed to enhance the value and utility of machines and other devices though network connectivity, routing, switching, application hosting, remote management, telemetry, telematics, printing, protocol conversion and other functions. Enterprise Solutions includes products such as wired and wireless device servers, I/O servers, terminal servers, console servers, print servers, remote keyboard video mouse (KVM), power management and software management platforms. Among others, the following product families are included in our Enterprise Solution product line: EDS, PremierWave® XC, PremierWave® XN, SLB™, SLC™, SLP™, Spider™, UDS, xDirect®, xPress™, xPrintServer®, and xSenso®.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There have been no significant changes in our critical accounting policies and estimates during the three and six months ended December 31, 2013 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Results of Operations

Summary of Operating Results for the Three and Six Months ended December 31, 2013

In the three months ended December 31, 2013 our net loss was $323,000 compared to a net loss of $412,000 in the three months ended December 31, 2012. The decrease in net loss was impacted by a decrease in selling, general and administrative expenses of $657,000, or 13.9%, primarily as result of lower marketing-related costs, along with cost-reduction efforts which resulted in decreases in professional fees and personnel-related costs. This was offset by a decline in net revenue of approximately $1.2 million, or 9.8%, for the three months ended December 31, 2013, as compared to the three months ended December 31, 2013, although gross profit as a percentage of revenue was consistent for both periods.

In the six months ended December 31, 2013 our net loss was $590,000 compared to a net loss of $842,000 in the six months ended December 31, 2012. The decrease in net loss was impacted by a decrease in selling, general and administrative expenses of $977,000, or 10.9%, primarily as result of lower marketing-related costs, along with cost-reduction efforts which resulted in decreases in professional fees and personnel-related costs. While our gross profit as a percentage of revenue for the six months ended December 31, 2013 increased to 49.5% from 49.2% for the six months ended December 31, 2012, our net loss for the six months ended December 31, 2013 was adversely impacted by a decline in net revenue of approximately $1.5 million, or 6.5%, as compared to the six months ended December 31, 2012.

Net Revenue by Product Line

The following table presents our fiscal quarter net revenue by product line:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
OEM Modules	$4,696	42.8%	$5,546	45.6%	$(850)	(15.3%)
Enterprise Solutions	6,272	57.2%	6,616	54.4%	(344)	-5.2%
Net revenue	$10,968	100.0%	$12,162	100.0%	$(1,194)	(9.8%)

Based on our experience, OEM Module products typically have a range of 12 to 24 months prior to reaching a meaningful revenue level. To date, the revenue contribution from our newer OEM Modules products has been modest. Revenues from our OEM Modules product line decreased due to declining unit sales of our more mature OEM Modules product families, including ASIC, xPort, and Matchport. In addition, we experienced unit sales decreases for PremierWave EN primarily related to the timing of production runs for an OEM customer in Japan.

The decrease in net revenue from our Enterprise Solutions product line was primarily due to decreases in unit sales of our xPrinterServer, UDS and Xpress product families. These decreases were partially offset by increased unit sales of our new SLB and Premierwave XN product families primarily as a result of project-based rollouts for some new customers.

The following table presents fiscal year-to-date net revenue by product line:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
OEM Modules	$9,914	45.4%	$11,334	48.5%	$(1,420)	(12.5%)
Enterprise Solutions	11,937	54.6%	12,030	51.5%	(93)	-0.8%
Net revenue	$21,851	100.0%	$23,364	100.0%	$(1,513)	(6.5%)

Revenues from our OEM Modules product line decreased due to declining unit sales of our more mature OEM Modules product families, including ASIC, xPort, and Matchport. In addition, we experienced unit sales decreases for PremierWave EN primarily related to the timing of production runs for an OEM customer in Japan.

The decrease in net revenue from our Enterprise Solutions product line was primarily due to decreases in unit sales of our xPrinterServer, UDS and Xpress product families. These decreases were largely offset by increased unit sales of our SLC product family along with two of our new product families, Premierwave XN and SLB.

Net Revenue by Geographic Region

The following table presents our fiscal quarter net revenue by geographic region and product line:

	Three Months Ended December 31,
	2013			2012
	(In thousands)
	OEM Modules	Enterprise Solutions	Total	OEM Modules	Enterprise Solutions	Total
Americas	$1,732	$4,304	$6,036	$2,220	$4,633	$6,853
EMEA	1,819	1,194	3,013	2,140	1,435	3,575
Japan	512	334	846	610	152	762
Asia Pacific	633	440	1,073	576	396	972
	$4,696	$6,272	$10,968	$5,546	$6,616	$12,162

The decrease in net revenue primarily reflects decreased unit sales in the Americas and EMEA regions. These decreases were largely driven by decreased unit sales in both our OEM Module and Enterprise Solutions product lines within both regions. In the Americas region, the decreased unit sales of our xPort, WiPort and Matchport product families primarily impacted the decline within the OEM Module product line, while decreased unit sales of our xPrintServer and UDS product families impacted the decline of the Enterprise Solution product line. In EMEA, the decreased unit sales of our xPort and ASIC product families primarily contributed to the decline within the OEM Module product line, while decreased unit sales of our UDS product family impacted the decline of the Enterprise Solution product line.

The following table presents fiscal year-to-date net revenue by geographic region:

	Six Months Ended December 31,
	2013			2012
	(In thousands)
	OEM Modules	Enterprise Solutions	Total	OEM Modules	Enterprise Solutions	Total
Americas	$3,596	$7,990	$11,586	$4,281	$8,527	$12,808
EMEA	3,943	2,400	6,343	4,292	2,360	6,652
Japan	1,116	715	1,831	1,563	367	1,930
Asia Pacific	1,259	832	2,091	1,198	776	1,974
	$9,914	$11,937	$21,851	$11,334	$12,030	$23,364

The decrease in net revenue primarily reflects decreased unit sales in the Americas and EMEA regions. In the Americas region, the decreased unit sales of our xPort and Matchport product families primarily impacted the decline within the OEM Module product line, while decreased unit sales of our xPrintServer and UDS product families impacted the decline of the Enterprise Solution product line. In EMEA, the decreased unit sales of our xPort and ASIC product families primarily contributed to the decline within the OEM Module product line, while decreased unit sales of our UDS product family impacted the decline of the Enterprise Solution product line.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our fiscal quarter gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$5,437	49.6%	$6,032	49.6%	$(595)	(9.9%)

Gross profit as a percent of revenue (referred to as “gross margin”) was consistent during the three months ended December 31, 2013 and 2012.

The following table presents fiscal year-to-date gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$10,827	49.5%	$11,504	49.2%	$(677)	(5.9%)

Gross margin was consistent during the six months ended December 31, 2013 and 2012.

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

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,488		$2,646		$(158)	(6.0%)
Professional fees and outside services	332		387		(55)	(14.2%)
Advertising and marketing	422		787		(365)	(46.4%)
Travel	155		184		(29)	(15.8%)
Facilities	275		278		(3)	(1.1%)
Share-based compensation	159		141		18	12.8%
Depreciation	93		110		(17)	(15.5%)
Bad debt expense (recovery)	(17)		58		(75)	(129.3%)
Other	155		128		27	21.1%
Selling, general and administrative	$4,062	37.0%	$4,719	38.8%	$(657)	(13.9%)

The decrease in selling, general and administrative expenses was primarily due to (i) a decrease in advertising and marketing fees, as such spending in the prior year quarter was significantly higher as we focused on marketing initiatives for certain new product releases and (ii) decreased personnel-related expenses resulting from cost-cutting efforts that we undertook near the end of our fiscal year ended June 30, 2013.

The following table presents fiscal year-to-date selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,819		$5,098		$(279)	(5.5%)
Professional fees & outside services	769		1,018		(249)	(24.5%)
Advertising and marketing	859		1,214		(355)	(29.2%)
Travel	312		323		(11)	(3.4%)
Facilities	550		539		11	2.0%
Share-based compensation	317		287		30	10.5%
Depreciation	203		226		(23)	(10.2%)
Bad debt expense (recovery)	(63)		42		(105)	(250.0%)
Other	244		240		4	1.7%
Selling, general and administrative	$8,010	36.7%	$8,987	38.5%	$(977)	(10.9%)

The decrease in selling, general and administrative expenses was primarily due to a decrease in advertising and marketing fees from the prior year period when we increased spending on marketing initiatives for certain new product releases. Also, we further reduced expenses through cost cutting efforts near the end of our fiscal year ended June 30, 2013 which resulted in (i) decreased accounting and legal fees and (ii) decreased personnel-related expenses.

Research and Development

Research and development expenses consist of personnel-related expenses, including share-based compensation, as well as expenditures to third-party vendors for research and development activities and product certification costs.

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,149		$1,114		$35	3.1%
Facilities	187		217		(30)	(13.8%)
Outside services	157		206		(49)	(23.8%)
Product certifications	39		33		6	18.2%
Share-based compensation	52		55		(3)	(5.5%)
Other	59		40		19	47.5
Research and development	$1,643	15.0%	$1,665	13.7%	$(22)	(1.3%)

Research and development expenses during the current quarter remained relatively flat from the prior year. Expenses were impacted by (i) decreased outside services costs due to timing of new product development and related projects and (ii) the reduction of certain facilities-related equipment and other expenses. These were partially offset by an increase in personnel-related expenses driven by merit increases.

The following table presents fiscal year-to-date research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2013	Revenue	2012	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,258		$2,126		$132	6.2%
Facilities	380		452		(72)	(15.9%)
Outside Services	380		379		1	0.3%
Product certifications	82		105		(23)	(21.9%)
Share-based compensation	112		129		(17)	(13.2%)
Other	112		83		29	34.9%
Research and development	$3,324	15.2%	$3,274	14.0%	$50	1.5%

Research and development expenses were impacted by increased personnel-related expenses in the current year period, primarily related to increased variable compensation. This increase was partially offset by (i) lower facilities-related equipment and other expenses and (ii) decreased product certification costs due to timing of projects.

Other Income (Expense), Net

Other income (expense), net is primarily comprised of foreign currency re-measurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

Provision for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Effective tax rate	9%	5%	7%	4%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2013 and June 30, 2013.

Liquidity and Capital Resources

The following table presents information about our working capital and cash:

	December 31,	June 30,
	2013	2013
	(In thousands)
Working capital	$8,587	$8,522
Cash and cash equivalents	$6,098	$5,243

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

Loan Agreement

We have in effect loan agreements with Silicon Valley Bank (“SVB”), which we collectively refer to herein as the “SVB Loan Agreements.” The SVB Loan Agreements provide for (i) a revolving line of credit that in the aggregate may not exceed $4.0 million and (ii) a $2.0 million term loan, which was completely paid off in September 2013.

The available borrowing capacity under the revolving line of credit is limited to the lesser of (i) $4.0 million or (ii) the current portion of the trade receivable balance, less 50% of the balance of deferred revenue, less outstanding borrowings on the revolving line of credit. As of December 31, 2013, there were no borrowings outstanding on the revolving line of credit.

The SVB Loan Agreements provide for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. We maintained a monthly quick ratio greater than 1.0 to 1.0 as of and during the six months ended December 31, 2013.

The following table presents the available borrowing capacity on the revolving line of credit and outstanding letters of credit, which were used as security deposits. To date, we have not used any of the borrowing capacity under the revolving line of credit.

	December 31,	June 30,
	2013	2013
	(In thousands)
Available borrowing capacity under the revolving line	$1,017	$2,187
Outstanding letters of credit	$113	$113

The SVB Loan Agreements include a covenant requiring us to maintain a certain Minimum Tangible Net Worth (“Minimum TNW”), which is currently $6.0 million. This amount is subject to adjustment upward to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total shareholders’ equity, less goodwill. If we continue to incur net losses, we may have difficulty satisfying the Minimum TNW financial covenant in the future.

The following table sets forth the Minimum TNW compared to our Actual TNW:

December 31, 2013
(In thousands)
Minimum TNW	$6,000
Actual TNW	$10,433

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Six Months Ended
	December 31,		Increase
	2013	2012	(Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$1,221	$(2,329)	$3,550
Net cash used in investing activities	(277)	(189)	88
Net cash used in financing activities	(89)	(404)	(315)

Operating Activities

The increase in net cash provided by operating activities was primarily due to (i) a decrease in inventories as a result of efforts to bring inventory levels in line with customer demand and (ii) an increase in accounts payable due to the timing of payments to vendors. During the six months ended December 31, 2012, cash was used to increase inventory levels and related buffer stock in order to fulfill customer demand as a result of the historically low inventory balance as of June 2012.

Investing Activities

Cash used in investing activities was related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment for new product deployment.

Financing Activities

The decrease in net cash used in financing activities was primarily related to the decrease in payments on the term loan, which was paid off in September 2013, and lower payments on our capital lease obligations as certain of our capital leases expired during the current year period. Additionally, in November 2013, we received $101,000 in proceeds from the sale of approximately 80,000 shares of our common stock to participants in our employee stock purchase plan.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2013, we have not been involved in any material unconsolidated SPEs.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the three and six months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LANTRONIX, INC. (Registrant)

Date: January 31, 2014	By:	/s/ KURT BUSCH
Kurt Busch
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 31, 2014	By:	/s/ JEREMY WHITAKER
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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language):

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

