Form 10-Q
period 2014-03-31
LANTRONIX INC
filed 2014-05-01
CIK 1114925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 25, 2014, there were 14,692,856 shares of the Registrant’s common stock outstanding.

1

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, or the Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, market acceptance of our products, or future customer and sales developments; statements relating to manufacturing forecasts, including the potential benefits of our contract manufacturers sourcing and supplying raw materials and the significant role of original equipment manufacturers in our business; assumptions regarding the future cost and potential benefits of our research and development efforts; liquidity and cash resources forecasts; statements relating to the impact of pending litigation; statements concerning our future operations, financial condition and prospects; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands)

	March 31,	June 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$5,877	$5,243
Accounts receivable, net	3,887	2,599
Contract manufacturers' receivable	566	607
Inventories, net	7,601	8,741
Prepaid expenses and other current assets	470	431
Total current assets	18,401	17,621
Property and equipment, net	1,411	1,687
Goodwill	9,488	9,488
Deferred tax assets	476	476
Other assets	117	87
Total assets	$29,893	$29,359

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,052	$2,870
Accrued payroll and related expenses	1,872	1,516
Warranty reserve	157	193
Short-term debt	–	167
Deferred tax liabilities	476	476
Other current liabilities	3,105	3,877
Total current liabilities	9,662	9,099
Long-term capital lease obligations	17	54
Other non-current liabilities	161	249
Total liabilities	9,840	9,402

Commitments and contingencies

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	204,687	203,871
Accumulated deficit	(185,006)	(184,286)
Accumulated other comprehensive income	371	371
Total stockholders' equity	20,053	19,957
Total liabilities and stockholders' equity	$29,893	$29,359

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net revenue (1)	$11,593	$12,164	$33,444	$35,528
Cost of revenue	5,694	6,547	16,718	18,407
Gross profit	5,899	5,617	16,726	17,121
Operating expenses:
Selling, general and administrative	4,248	4,685	12,258	13,672
Research and development	1,757	1,717	5,081	4,991
Total operating expenses	6,005	6,402	17,339	18,663
Loss from operations	(106)	(785)	(613)	(1,542)
Interest expense, net	(6)	(14)	(22)	(45)
Other income (expense), net	(2)	10	(30)	(8)
Loss before income taxes	(114)	(789)	(665)	(1,595)
Provision for income taxes	16	12	55	48
Net loss and comprehensive loss	$(130)	$(801)	$(720)	$(1,643)

Net loss per share (basic and diluted)	$(0.01)	$(0.05)	$(0.05)	$(0.11)

Weighted-average common shares (basic and diluted)	14,686	14,580	14,629	14,572

Net revenue from related parties	$79	$221	$452	$894

(1) Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 31,
	2014	2013
Operating activities
Net loss	$(720)	$(1,643)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	662	640
Depreciation	693	629
Provision for excess and obsolete inventories	111	163
Gain on reversal of foreign currency translation	–	(28)
Changes in operating assets and liabilities:
Accounts receivable	(1,288)	(134)
Contract manufacturers' receivable	41	93
Inventories	1,029	(3,385)
Prepaid expenses and other current assets	(39)	112
Other assets	(30)	6
Accounts payable	1,182	592
Accrued payroll and related expenses	356	(520)
Warranty reserve	(36)	(6)
Other liabilities	(862)	365
Net cash provided by (used in) operating activities	1,099	(3,116)
Investing activities
Purchases of property and equipment	(417)	(507)
Net cash used in investing activities	(417)	(507)
Financing activities
Payment of term loan	(167)	(501)
Proceeds from issuance of common stock	154	–
Minimum tax withholding paid on behalf of employees for restricted shares	–	(26)
Payment of capital lease obligations	(35)	(70)
Net cash used in financing activities	(48)	(597)
Increase (decrease) in cash and cash equivalents	634	(4,220)
Cash and cash equivalents at beginning of period	5,243	11,374
Cash and cash equivalents at end of period	$5,877	$7,154

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (referred to in these unaudited condensed consolidated financial statements as “Lantronix,” “we,” “us,” or “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013, included in our Annual Report on Form 10-K filed with the SEC on August 29, 2013. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at March 31, 2014, and the consolidated results of our operations for the three and nine months ended March 31, 2014 and the consolidated cash flows for the nine months ended March 31, 2014. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31,	June 30,
	2014	2013
	(In thousands)
Finished goods	$4,396	$5,107
Raw materials	1,701	2,129
Finished goods held by distributors	1,146	1,429
Large scale integration chips *	358	76
Inventories, net	$7,601	$8,741

* This item is sold individually and is also embedded into our products.

Other Liabilities

The following table presents details of our other liabilities:

	March 31,	June 30,
	2014	2013
	(In thousands)
Current
Customer deposits and refunds	$507	$1,042
Accrued raw materials purchases	992	1,382
Deferred revenue	129	138
Capital lease obligations	49	47
Taxes payable	236	229
Other accrued liabilities	1,192	1,039
Total other current liabilities	$3,105	$3,877

Non-current
Deferred rent	$63	$128
Deferred revenue	98	121
Total other non-current liabilities	$161	$249

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator:
Net loss	$(130)	$(801)	$(720)	$(1,643)
Denominator:
Weighted-average shares outstanding (basic and diluted)	14,686	14,580	14,629	14,572

Net loss per share (basic and diluted)	$(0.01)	$(0.05)	$(0.05)	$(0.11)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands)
Common stock equivalents	930	1,537	1,696	1,895

Related Party Transactions

We have historically reported net revenues from two of our international customers, Lynx and Barix AG, as related party transactions due to common ownership by our largest stockholder and Lantronix director, Bernhard Bruscha. Beginning on February 1, 2014, we no longer sell our products directly to Lynx, and therefore, as of this date, our net revenue from related parties only includes net revenues from Barix AG.

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the unaudited condensed consolidated statement of cash flows:

	Nine Months Ended
	March 31,
	2014	2013
	(In thousands)
Non-cash acquisition of property and equipment under capital leases	$–	$68
Accrued property and equipment paid for in the subsequent period	$–	$200

3.	Warranty Reserve

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

The following table presents details of our warranty reserve:

	Nine Months Ended March 31,	Year Ended June 30,
	2014	2013
	(In thousands)
Beginning balance	$193	$232
Charged to cost of revenues	34	91
Usage	(70)	(130)
Ending balance	$157	$193

4.	Bank Line of Credit and Debt

We have in effect loan agreements with Silicon Valley Bank (“SVB”), which we collectively refer to herein as the “SVB Loan Agreements.” The SVB Loan Agreements provide for (i) a revolving line of credit that in the aggregate may not exceed $4.0 million and (ii) a $2.0 million term loan, which was completely paid off in September 2013.

The available borrowing capacity under the revolving line of credit is limited to the lesser of (i) $4.0 million or (ii) the current portion of the trade receivable balance, less 50% of the balance of deferred revenue, less outstanding borrowings on the revolving line of credit. As of March 31, 2014, there were no borrowings outstanding on the revolving line of credit.

The SVB Loan Agreements provide for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. We maintained a monthly quick ratio greater than 1.0 to 1.0 as of and during the nine months ended March 31, 2014.

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

The following table sets forth the Minimum TNW compared to our Actual TNW:

March 31, 2014
(In thousands)
Minimum TNW	$6,000
Actual TNW	$10,565

.

The following table presents the available borrowing capacity on the revolving line of credit and outstanding letters of credit, which were used as security deposits. To date, we have not used any of the borrowing capacity under the revolving line of credit.

	March 31,	June 30,
	2014	2013
	(In thousands)
Available borrowing capacity under the revolving line	$1,656	$2,187
Outstanding letters of credit	$113	$113

5.	Stockholders’ Equity

Share-Based Plans

Our share-based plans permit the granting of stock options (both incentive and nonqualified stock options), stock appreciation rights, non-vested stock, restricted stock units, and performance shares to certain employees, directors and consultants. As of March 31, 2014, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Option Awards

The following table presents a summary of stock option activity under all of our stock option plans during the nine months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price per Share
	(In thousands)
Balance of options outstanding at June 30, 2013	2,305	$2.63
Options granted	682	1.56
Options forfeited	(69)	1.95
Options expired	(157)	3.38
Options exercised	(33)	1.60
Balance of options outstanding at March 31, 2014	2,728	$2.35

Restricted Stock Units

In October 2013, we granted to certain employees approximately 61,000 restricted stock units (“RSUs”). Such RSUs vest in their entirety on the one year anniversary of the grant date.

The following table presents a summary of activity with respect to RSUs during the nine months ended March 31, 2014:

	Number of Shares	Weighted Average Grant - Date Fair Value per Share
	(In thousands)
Balance of restricted stock units at June 30, 2013	–	$–
Restricted stock units granted	61	1.40
Restricted stock units cancelled	–	–
Restricted stock units vested	–	–
Balance of restricted stock units at March 31, 2014	61	$1.40

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

The following table presents a summary of activity under our ESPP during the nine months ended March 31, 2014:

Nine Months Ended March 31, 2014
(In thousands)
Shares available for issuance at June 30, 2013	1,300
Shares reserved for issuance	–
Shares issued	(80)
Shares available for issuance at March 31, 2014	1,220

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

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands)
Cost of revenues	$11	$12	$35	$33
Selling, general and administrative	144	138	461	425
Research and development	54	53	166	182
Total share-based compensation expense	$209	$203	$662	$640

The following table summarizes the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of March 31, 2014:

	Remaining Unrecognized Compensation Cost	Remaining Weighted Average Years To Recognize
	(In thousands)
Stock options	$1,387	2.5
Restricted stock units	50	0.6
Stock purchase rights under ESPP	139	1.7

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Effective tax rate	14%	2%	8%	3%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2014 and June 30, 2013.

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

We provide a broad portfolio of products intended to enhance the value of electronic devices or machines. Our products are typically used by enterprise and commercial businesses, government institutions, telecommunication and utility companies, financial institutions, medical institutions, and individual consumers.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended March 31, 2014 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Results of Operations - Summary

In the three months ended March 31, 2014 our net loss was $130,000 compared to a net loss of $801,000 in the three months ended March 31, 2013. The decrease in net loss was impacted by (i) an increase in gross margin from 46.2% to 50.9% and (ii) a decrease in selling, general and administrative expenses of $437,000, or 9.3%, primarily as result of lower marketing-related costs. The gross margin improvement and cost reduction were partially offset by a decline in net revenue of approximately $571,000 or 4.7%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

In the nine months ended March 31, 2014 our net loss was $720,000 compared to a net loss of $1.6 million in the nine months ended March 31, 2013. The decrease in net loss was impacted by a decrease in selling, general and administrative expenses of $1.4 million, or 10.3%, primarily as a result of lower marketing-related costs, along with cost-reduction efforts which resulted in decreases in professional fees and personnel-related costs. In addition, our gross profit as a percentage of revenue for the nine months ended March 31, 2014 increased to 50.0% from 48.2% for the nine months ended March 31, 2013. The cost reductions and improvement in gross profit as a percentage of net revenue were partially offset by a decline in net revenue of approximately $2.1 million, or 5.9%, for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013.

Results of Operations – Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net Revenue by Product Line and Geographic Region

The following tables present our fiscal quarter net revenue by product line and geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
OEM Modules	$6,091	52.5%	$6,321	52.0%	$(230)	(3.6%)
Enterprise Solutions	5,502	47.5%	5,843	48.0%	(341)	(5.8%)
Net revenue	$11,593	100.0%	$12,164	100.0%	$(571)	(4.7%)

	Three Months Ended March 31,
	2014			2013
	(In thousands)
	OEM Modules	Enterprise Solutions	Total	OEM Modules	Enterprise Solutions	Total
Americas	$2,409	$3,475	$5,884	$2,371	$4,130	$6,501
EMEA	2,241	1,455	3,696	2,376	1,230	3,606
Asia Pacific	665	319	984	646	218	864
Japan	776	253	1,029	928	265	1,193
	$6,091	$5,502	$11,593	$6,321	$5,843	$12,164

OEM Modules

Based on our experience, OEM Module products typically have a range of 12 to 24 months prior to reaching a meaningful revenue level. To date, the revenue contribution from our newer OEM Modules products has been modest. Revenue from our OEM Modules product line decreased due to a general decline in unit sales across our mature OEM Modules products. In the Americas region, the decrease in mature OEM Modules was partially offset by increased unit sales of the xPico, a new product family,as a result of a new customer design win moving into production.

Enterprise Solutions

The decrease in net revenue from our Enterprise Solutions product line was primarily due to decreases in unit sales of our xPrinterServer product family, largely in the Americas region. In addition, our Enterprise Solutions business was negatively impacted by lower distribution sales in the Americas region. In part, the decrease was offset by increased Enterprise Solutions sales in the EMEA and Asia Pacific regions, where we have expanded our sales and distribution channels over the past year.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our fiscal quarter gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$5,899	50.9%	$5,617	46.2%	$282	5.0%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended March 31, 2014 was higher than the prior year period due to lower materials costs and a reduction in sales discounts. In the current quarter we also experienced a reduction in costs related to inventory reserves as compared to the prior year quarter.

As newer products typically have lower margins until they reach production volumes, we may experience downward pressure on gross margins as new product revenues grow as a percentage of total net revenue.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,633		$2,656		$(23)	(0.9%)
Professional fees and outside services	284		341		(57)	(16.7%)
Advertising and marketing	571		919		(348)	(37.9%)
Facilities	262		256		6	2.3%
Travel	149		203		(54)	(26.6%)
Share-based compensation	144		138		6	4.3%
Depreciation	83		99		(16)	(16.2%)
Bad debt expense (recovery)	22		(5)		27	(540.0%)
Other	100		78		22	28.2%
Selling, general and administrative	$4,248	36.6%	$4,685	38.5%	$(437)	(9.3%)

The decrease in selling, general and administrative expenses was primarily due to (i) a decrease in advertising and marketing fees, as such spending in the prior year quarter was significantly higher as we focused on marketing initiatives for certain new product releases and (ii) decreased legal and other professional fees.

Research and Development

Research and development expenses consist of personnel-related expenses, including share-based compensation, as well as expenditures to third-party vendors for research and development activities and product certification costs.

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,120		$1,136		$(16)	(1.4%)
Facilities	177		190		(13)	(6.8%)
Outside services	201		180		21	11.7%
Product certifications	91		111		(20)	(18.0%)
Share-based compensation	54		53		1	1.9%
Other	114		47		67	142.6%
Research and development	$1,757	15.2%	$1,717	14.1%	$40	2.3%

Research and development expenses during the current quarter remained relatively consistent with the prior year period. Expenses were impacted by increased materials expenses related to new product development.

Results of Operations – Nine Months Ended March 31, 2014 Compared to the Nine Months Ended March 31, 2013

Net Revenue by Product Line and Geographic Region

The following tables present fiscal year-to-date net revenue by product line and geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
OEM Modules	$16,005	47.9%	$17,655	49.7%	$(1,650)	(9.3%)
Enterprise Solutions	17,439	52.1%	17,873	50.3%	(434)	(2.4%)
Net revenue	$33,444	100.0%	$35,528	100.0%	$(2,084)	(5.9%)

	Nine Months Ended March 31,
	2014			2013
	(In thousands)
	OEM Modules	Enterprise Solutions	Total	OEM Modules	Enterprise Solutions	Total
Americas	$6,005	$11,465	$17,470	$6,652	$12,657	$19,309
EMEA	6,184	3,855	10,039	6,668	3,590	10,258
Asia Pacific	1,924	1,151	3,075	1,844	994	2,838
Japan	1,892	968	2,860	2,491	632	3,123
	$16,005	$17,439	$33,444	$17,655	$17,873	$35,528

OEM Modules

Based on our experience, OEM Module products typically have a range of 12 to 24 months prior to reaching a meaningful revenue level. To date, the revenue contribution from our new OEM Modules products has been modest. Revenue from our OEM Modules product line decreased due to declining unit sales across our mature OEM Modules products in all regions. The overall decline in OEM Module revenue was partially offset by increased unit sales of the xPico, a new product family, primarily in the Americas region.

Enterprise Solutions

The decrease in net revenue from our Enterprise Solutions product line was primarily due to decreases in unit sales of our xPrinterServer and UDS product families in the Americas. In addition, our Enterprise Solutions business was negatively impacted by lower distribution sales in the Americas region. The decrease in the Americas region was partially offset by increased unit sales in two of our new product families, Premierwave XN and SLB primarily as a result of project wins at two Tier One customers. In addition, the decrease in the Americas region was partially offset by increased net revenue in EMEA, Japan and Asia Pacific regions as a result of our efforts to expand our Enterprise Solutions sales channels in these regions.

Gross Profit

The following table presents fiscal year-to-date gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$16,726	50.0%	$17,121	48.2%	$(395)	(2.3%)

Gross margin for the nine months ended March 31, 2014 increased compared the prior year period primarily due to lower materials cost, along with lower manufacturing and freight costs and favorable product mix.

Selling, General and Administrative

The following table presents fiscal year-to-date selling, general and administrative expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$7,452		$7,753		$(301)	(3.9%)
Professional fees & outside services	1,053		1,358		(305)	(22.5%)
Advertising and marketing	1,430		2,132		(702)	(32.9%)
Facilities	812		793		19	2.4%
Travel	461		527		(66)	(12.5%)
Share-based compensation	461		425		36	8.5%
Depreciation	286		326		(40)	(12.3%)
Bad debt expense (recovery)	(41)		37		(78)	(210.8%)
Other	344		321		23	7.2%
Selling, general and administrative	$12,258	36.7%	$13,672	38.5%	$(1,414)	(10.3%)

The decrease in selling, general and administrative expenses was primarily due to a decrease in advertising and marketing fees from the prior year period when we increased spending on marketing initiatives for certain new product releases. We also saw lower sales-related commission expenses in the current year period due to the lower net revenues. Also, we further reduced expenses through cost cutting efforts near the end of our fiscal year ended June 30, 2013 which lowered personnel-related expenses along with accounting and legal fees.

Research and Development

The following table presents fiscal year-to-date research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,378		$3,260		$118	3.6%
Facilities	557		643		(86)	(13.4%)
Outside Services	581		559		22	3.9%
Product certifications	173		217		(44)	(20.3%)
Share-based compensation	166		182		(16)	(8.8%)
Other	226		130		96	73.8%
Research and development	$5,081	15.2%	$4,991	14.0%	$90	1.8%

Research and development expenses were impacted by (i) increased personnel-related expenses in the current year period primarily related to increased variable compensation and (ii) increased materials expenses related to new product development.

These increases were partially offset by (i) lower facilities costs and (ii) decreased product certification costs due to the timing of development projects.

Results of Operations - Provision for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Effective tax rate	14%	2%	8%	3%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2014 and June 30, 2013.

Liquidity and Capital Resources

The following table presents information about our working capital and cash:

	March 31,	June 30,
	2014	2013
	(In thousands)
Working capital	$8,739	$8,522
Cash and cash equivalents	$5,877	$5,243

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

The available borrowing capacity under the revolving line of credit is limited to the lesser of (i) $4.0 million or (ii) the current portion of the trade receivable balance, less 50% of the balance of deferred revenue, less outstanding borrowings on the revolving line of credit. As of March 31, 2014, there were no borrowings outstanding on the revolving line of credit.

The SVB Loan Agreements provide for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. We maintained a monthly quick ratio greater than 1.0 to 1.0 as of and during the nine months ended March 31, 2014.

The following table presents the available borrowing capacity on the revolving line of credit and outstanding letters of credit, which were used as security deposits. To date, we have not used any of the borrowing capacity under the revolving line of credit.

	March 31,	June 30,
	2014	2013
	(In thousands)
Available borrowing capacity under the revolving line	$1,656	$2,187
Outstanding letters of credit	$113	$113

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

The following table sets forth the Minimum TNW compared to our Actual TNW:

December 31, 2013
(In thousands)
Minimum TNW	$6,000
Actual TNW	$10,565

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,		Increase
	2014	2013	(Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$1,099	$(3,116)	$4,215
Net cash used in investing activities	(417)	(507)	(90)
Net cash used in financing activities	(48)	(597)	(549)

Operating Activities

The increase in net cash provided by operating activities was primarily due to (i) a decrease in inventories as a result of efforts to bring inventory levels in line with customer demand and (ii) an increase in accounts payable due to the timing of payments to vendors. This increase in net cash from operating activities was partially offset by an increase in accounts receivable during the nine months ended March 31, 2014 as a result of the timing of shipments and collections from customers. During the nine months ended March 31, 2013, cash was used to increase inventory levels and related buffer stock in order to fulfill customer demand as a result of the historically low inventory balance as of June 2012.

Investing Activities

Cash used in investing activities was related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment for new product deployment.

Financing Activities

The decrease in net cash used in financing activities was primarily related to the decrease in payments on the term loan, which was paid off in September 2013, and lower payments on our capital lease obligations as certain of our capital leases expired during the current year period. Additionally, during the nine months ended March 31, 2014, we received $154,000 in proceeds from stock option exercises and the sale of our common stock to participants in our employee stock purchase plan.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2014, we have not been involved in any material unconsolidated SPEs.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the three and nine months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “Form 10-K”) for a description of our legal proceedings. There have been no material changes to the Company’s legal proceedings as disclosed in the Form 10-K.

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

LANTRONIX, INC. (Registrant)

Date: May 1, 2014	By:	/s/ KURT BUSCH
Kurt Busch
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2014	By:	/s/ JEREMY WHITAKER
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

