Form 10-K
period 2014-06-30
LANTRONIX INC
filed 2014-08-22
CIK 1114925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock as reported by the NASDAQ Capital Market on December 31, 2013, the last trading day of the registrant’s second fiscal quarter, was approximately $9.8 million. The determination of affiliate status for this purpose shall not be a conclusive determination for any other purpose.

As of July 31, 2014, there were 14,787,158 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement on Schedule 14A relating to the registrant's 2014 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

LANTRONIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2014

* Not required for a ”smaller reporting company.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2014, or the Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, predictions of earnings, revenues, expenses or other financial matters; forecasts of our liquidity position or available cash resources; plans or expectations with respect to our product development activities or business strategy; statements concerning current or anticipated industry trends; statements regarding anticipated demand for our products or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof.

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

Overview

Lantronix, Inc. (the “Company,” “Lantronix,” “we,” “our,” or “us”) designs, develops, markets and sells networking and communications products to make it easier and more cost effective for our customers to participate in the Internet of Things (“IoT”) market. We provide solutions and services that enable machines, devices and sensors to be securely accessed, managed and controlled with a focus on the convergence of mobility with machine-to-machine (“M2M”) systems.

We began as a developer of solutions that helped to access, manage and network enable IT machines and devices. In 2001, the Company positioned itself as an early innovator in the M2M market by expanding its focus to develop solutions that would allow original equipment manufacturers (“OEMs”) and end-users to web-enable their non-PC machines and devices. Today, we are known as a global provider of smart IoT solutions.

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

References in the Report to “fiscal 2014” refer to the fiscal year ended June 30, 2014 and references to “fiscal 2013” refer to the fiscal year ended June 30, 2013.

Our Strategy

We believe that the way companies conduct business will continue to change rapidly in response to the convergence of mobility and M2M systems enabled by the proliferation of networking technologies.

Our strategy is to leverage our networking expertise to capitalize on market transitions relating to the convergence of mobility and M2M deployments in the context of the IoT. Our strategy is primarily focused on the following market transitions:

•	the increasing role of cellular and Wi-Fi networks for M2M communication;

•	the desire to remotely access, monitor and manage machines and electronic devices; and

•	the increasing importance of security in IoT deployment.

We plan to address these market transitions by offering products designed in close collaboration with tier 1 lead customers that provide simple customization, manageability, and high levels of security and ruggedness.

Many of our more recent products, such as PremierWave® XC HSPA+, xPico® Wi-Fi, xPrintServer®, xDirect®, SLB™, xSenso® and PremierWave® XN product families, have been designed to fulfill the needs created by these market transitions.

Our strategy includes expanding our sales channels and marketing efforts with the goal of selling our full portfolio of products worldwide. Historically, our OEM Modules have been sold across all of our significant geographic regions, however a significant portion of our Enterprise Solutions revenue has been generated in the Americas region as our sales channel in the Americas has had the focus and expertise to sell these products. Since fiscal 2013 we have made efforts to improve our sales channels in regions outside of North America by expanding our distribution relationships. We believe as we make progress in expanding our worldwide sales channels, we can increase the worldwide sales of our Enterprise Solutions.

Products and Solutions

We organize our solutions into two product lines based on how they are marketed, sold and deployed: OEM Modules and Enterprise Solutions. We offer standard products and customized products as well as professional services to assist our customers to participate in the IoT marketplace.

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

The products are offered with a software suite intended to decrease our customer’s time-to-market and increase their value add. Among others, the following product families are included in our OEM Module product line: MatchPort®, PremiereWave® EN, WiPort®, xPico®, xPico® Wi-Fi, and xPort®.

OEM Modules are typically sold to OEMs, original design manufacturers (“ODMs”), contract manufacturers and distributors. OEMs design and sell products under their own brand that are either manufactured by the OEM in-house or by third-party contract manufacturers. ODMs design and manufacture products for third parties, which then sell those products under their own brand. The design cycles using our OEM modules typically range from 12 to 24 months and can generate revenue for the entire life-cycle of an end-user’s product.

Enterprise Solutions

Our Enterprise Solutions are electronic products that are typically connected to one or more existing pieces of electronic equipment to provide additional connectivity or functionality. Our Enterprise Solutions are designed to enhance the value and utility of machines and other devices through network connectivity, routing, switching, application hosting, remote management, telemetry, telematics, printing, protocol conversion and other functions. Our Enterprise Solutions includes products such as wired and wireless device servers, I/O servers, terminal servers, console servers, print servers, remote keyboard video mouse (KVM), management, power management and software management platforms. Among others, the following product families are included in our Enterprise Solutions product line: EDS, PremierWave® XC, PremierWave® XN, SLB™, SLC™, SLP™, Spider™, UDS, xDirect®, xPress™, xPrintServer®, and xSenso®.

Enterprise Solutions are typically sold through value added resellers (“VARs”), systems integrators, distributors, e-tailers and to a lesser extent to OEMs. Sales are often project based and may result in significant quarterly fluctuations.

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

Sales Channels

We sell our products primarily through a global network of distributors and VARs. To a lesser extent, we sell products directly to OEMs and end users.

Distributors

Distributors resell our products to a wide variety of resellers and end customers including OEMs, ODMs, VARs, systems integrators, consumers, online retailers, IT resellers, corporate customers and government entities. We have been working to expand our distribution network by entering into new distribution relationships and extending existing relationships, with respect to both geographic scope and product line coverage.

Our larger distributors, based on sales we make to them, include Tech Data, Ingram Micro, Arrow Electronics, Acal, Nissin, and Atlantik Elektronik. We also maintain relationships with many other distributors in the Americas, EMEA, Asia Pacific, and Japan.

VARs and Other Resellers

Our Enterprise Solutions products, and, to a lesser extent our OEM products, are sold by industry-specific system integrators and other VARs, who often obtain our products from our distributors. Additionally, our products are sold by IT resellers and online retailers such as CDW, ProVantage, and Amazon.com.

Direct Sales

We sell products directly to larger OEMs and other end users. We also maintain an ecommerce site for direct sales at store.lantronix.com.

Customer and Geographic Concentrations

A discussion concerning sales to our significant customers and related parties, sales within geographic regions as a percentage of net revenue and sales to significant countries as a percentage of net revenue is set forth in Note 9 of the Notes to our Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference. A discussion of factors potentially affecting our customer and geographic concentrations is set forth in “Risk Factors” in Item 1A of this Report, which is incorporated herein by reference.

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

Manufacturing

Our manufacturing operations are primarily conducted through third-party contract manufacturers. We utilize the following contract manufacturers primarily located in China, Malaysia and Taiwan to manufacture most of our products: eSilicon; Universal Global Technology Co., Ltd; Hana Microelectronics; AsteelFlash Group; Venture Electronics Services; and Uni Precision Industrial. In addition, third-party foundries located in Asia manufacture substantially all of our large scale integration chips. We manufacture certain products with final assembly in the U.S. to meet trade compliance requirements.

Our contract manufacturers source raw materials, components and integrated circuits, in accordance with our pre-determined specifications and forecasts, and perform printed circuit board assembly, final assembly, functional testing and quality control. Our products are manufactured to our designs with standard and semi-custom components. Most of these components are available from multiple vendors. However, we have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us.

Research and Development

Our research and development efforts are focused on the development of hardware and software technology and products that will enhance our competitive position in the markets we serve. Product research and development is done both in-house and with outsourced resources. A majority of our engineering activities are focused on software development to enhance and differentiate our hardware solutions.

	Years Ended June 30,
	2014	2013
	(In thousands)
Research and development expenses	$6,746	$6,748

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

The markets in which we compete are dynamic and highly competitive. As these markets grow and develop, we expect to encounter increased competition from parties who have significantly more resources than we possess. A discussion of factors potentially affecting our ability to compete in the markets in which we operate is set forth in “Risk Factors” in Item 1A of this Report, which is incorporated herein by reference.

Intellectual Property Rights

We believe that a considerable portion of the value of the Company is resident in our intellectual property. We have developed proprietary methodologies, tools, processes and software in connection with delivering our products and services. We protect our intellectual property through a combination of patents, copyrights, trademarks, trade secrets, licenses, non-disclosure agreements and contractual provisions. We enter into a non-disclosure and confidentiality agreement with each of our employees, consultants and third parties that have access to our proprietary technology. Pursuant to assignment of inventions agreements, all of our employees and consultants assign to us all intellectual property rights for the relevant inventions created in connection with such person’s employment or contract with the Company. We currently hold United States and international patents covering various aspects of our products, with additional patent applications pending.

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

Employees

As of July 31, 2014, we had 112 full time employees, none of whom is represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

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

Name	Age	Position

Kurt F. Busch	43	President and Chief Executive Officer
Jeremy R. Whitaker	43	Chief Financial Officer
Michael A. Fink	43	Vice President of Operations
Daryl R. Miller	53	Vice President of Engineering
Robert O. Robinson	53	Vice President of Worldwide Sales
Kurt E. Scheuerman	46	Vice President, General Counsel and Secretary

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

DARYL R. MILLER joined Lantronix in January 2000 and has served as our Vice President of Engineering since March 2008. Mr. Miller served as our Interim Vice President of Engineering from October 2007 to March 2008. Prior to this, Mr. Miller served as Director and a Senior Director within the Engineering Department. Before joining Lantronix, Mr. Miller spent 14 years at Tektronix and held several positions within the Microprocessor Development and Computer Graphics/Networking divisions, and as Worldwide Director of Service and Support for Network Computing Devices (NCD). Mr. Miller holds a Bachelor of Science degree with honors in business information systems and Masters in Business Administration from the University of California, Irvine, where he graduated Dean’s Scholar and Beta Gamma Sigma.

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

Our industry is characterized by rapidly changing technologies. Our ability to sustain and grow our business depends on our ability to develop, market, and sell new products.

Certain of our products are sold into mature markets that are characterized by a trend of declining demand. As the overall market for these products decreases due to the adoption of new technologies, we expect that our revenues from these products will continue to decline. As a result, our future prospects will depend on our ability to develop and successfully market new products that address new and growing markets. Failure by us to develop new products or failure to achieve widespread customer acceptance of such new products could cause us to lose market share and cause our revenues to decline. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, marketing and sale of new products or product enhancements. Factors that could cause delays include regulatory and/or industry approvals, product design cycle and failure to identify products or features that customers demand. In addition, the introduction and sale of new products often involves a significant technical evaluation, and we often face delays because of our customers’ internal procedures for evaluating and deploying new technologies. For these and other reasons, the sales cycle associated with new products, is typically lengthy, often lasting six to 24 months and sometimes longer. Therefore, there can be no assurance that the introduction or announcement of new product offerings by us will achieve any significant or sustainable degree of market acceptance or result in increased revenue in the near term.

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

We have a lengthy sales cycle for many of our products that generally extends between six and 24 months and sometimes longer due to a lengthy customer evaluation and approval process. The length of the sales cycle can be affected by factors over which we have little or no control, including the user’s budgetary constraints, timing of the user’s budget cycles, and concerns by the user about the introduction of new products by us or by our competitors. As a result, sales cycles for user orders vary substantially from user to user. The lengthy sales cycle is one of the factors that has caused and may continue to cause our revenues and operating results to vary significantly from quarter to quarter. In addition, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenues and may prevent us from pursuing other opportunities. Accordingly, excessive delays in sales could be material and adversely affect our business, financial condition or results of operations.

The nature of our products, customer base and sales channels causes us to lack visibility regarding future demand for our products, which makes it difficult for us to predict our revenues or operating results.

It is important to the success of our business that we have the ability to accurately predict the future demand for our products. We use forecasts based on anticipated product orders to manage our manufacturing and inventory levels and other aspects of our business. However, several factors contribute to a lack of visibility with respect to future orders, including:

•	the lengthy and unpredictable sales cycle for our products that can extend from six to 24 months or longer;
•	the project-driven nature of many of our customers’ requirements;
•	the fact that we primarily sell our products indirectly through distributors;
•	the uncertainty of the extent and timing of market acceptance of our new products;
•	the requirement to obtain industry certifications or regulatory approval for our products;
•	the lack of long-term contracts with our customers;
•	the diversity of our product lines and geographic scope of our product distribution;
•	the fact that we have some customers who make single, non-recurring purchases; and
•	the fact that we have a large number of customers, who typically purchase in small quantities.

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

We have a history of losses.

We incurred net losses of approximately $933,000 and $2.8 million for fiscal 2014 and 2013, respectively. There can be no assurance that we will generate net profits in future periods. Further, there can be no assurance that we will be cash flow positive in future periods. In the event we fail to achieve profitability in future periods, the value of our common stock may decline. In addition, if we were unable to maintain positive cash flows, we would be required to seek additional funding, which may not be available on favorable terms, if at all.

Delays in qualifying product revisions of existing products at certain of our customers could result in the delay or loss of sales to those customers, which could negatively impact our business and financial results.

Our industry is characterized by intense competition, rapidly evolving technology and continually changing customer preferences and requirements. As a result, we frequently develop and introduce new versions of our existing products.

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

We have experienced, and expect to continue to experience, significant fluctuations in net revenue, expenses and operating results from quarter to quarter. We therefore believe that quarter to quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future operating or financial performance or the future performance of our stock. A high percentage of our operating expenses are relatively fixed and are based on our forecast of future revenue. If we were to experience an unexpected reduction in net revenue in a quarter, we would likely be unable to adjust our short-term expenditures significantly. If this were to occur, our operating results for that fiscal quarter would be harmed. In addition, if our operating results in future fiscal quarters were to fall below the expectations of equity analysts and investors, the price of our common stock would likely fall.

The trading price of our stock price may be volatile based on a number of factors, many of which are not under our control.

The trading price of our common stock has been highly volatile. The common stock price fluctuated from a low of $1.37 to a high of $3.31 in fiscal 2014. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

•	adverse change in domestic or global economic conditions;
•	new products or services offered by us or our competitors;
•	actual or anticipate variations in quarterly operating results;
•	changes in financial estimates by securities analysts;
•	announcements of technological innovations;
• •	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments; conditions or trends in the industry;
•	additions or departures of key personnel;
•	mergers and acquisitions; and
•	sales of common stock by our stockholders or us or repurchases by us.

In addition, the NASDAQ Capital Market often experiences price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of companies listed on the NASDAQ Capital Market.

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

Our revenues, profitability, financial position and cash flows, are highly dependent on the broader movements of the macroeconomic environment. For example, our results of operations have been and continue to be adversely affected by the difficult conditions experienced in the global economy in recent periods. Economic weakness and uncertainty, including the ongoing macroeconomic challenges in many countries, have resulted, and may result in the future, in decreased revenue, margins and earnings, and difficulty managing inventory levels and collecting customer receivables. Currently, about half of our revenue comes from outside of North America and our business and operating results will continue to be affected by worldwide economic conditions. The prolonged economic uncertainty both in the U.S. and in Europe, coupled with geopolitical situations, pose a risk as consumers and businesses postpone spending in response to diminished liquidity and tighter credit markets, continuing high unemployment rates, reduced income or asset values, concerns regarding inflation, and reduced consumer spending and confidence, which in turn could have a material adverse effect on demand for our products and services. As a result, existing or potential customers of our products may delay or cancel plans to purchase such products, which would have a material adverse effect on us. Accordingly, if the global economic slowdown continues for a significant period of time or if there is significant further uncertainty or deterioration in the global economy, our business, results of operations, financial position and cash flows could be materially adversely affected. In addition, any such further uncertainty or deterioration could negatively impact the business and financial position of our contract manufacturers or suppliers.

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

In particular, some of our integrated circuits are only available from a single source and in some cases are no longer being manufactured. From time to time, integrated circuits, and potentially other components used in our products, will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have in the past been subject to market shortages and substantial price fluctuations. From time to time, we have been unable to meet customer orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components or technology for our products and instead purchase components on a purchase order basis. If we are unable to purchase components from these suppliers, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenues and risk losing customers and harming our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations.

If we lose the services of any of our contract manufacturers or suppliers, we may not be able to obtain alternate sources in a timely manner, which could harm our customer relations and adversely affect our net revenue and results of operations.

Generally, we do not have long-term agreements with our contract manufacturers or suppliers. If any of these subcontractors or suppliers were to cease doing business with us, we might not be able to obtain alternative sources in a timely or cost-effective manner. Due to the amount of time that it usually takes us to qualify contract manufacturers and suppliers, we could experience delays in product shipments if we are required to find alternative subcontractors and suppliers. Some of our suppliers have or provide technology or trade secrets, the loss of which could be disruptive to our procurement and supply processes. If a competitor should acquire one of our contract manufacturers or suppliers, or if a contract manufacturer or supplier were to agree to conduct business with a competitor on an exclusive basis, we could be subjected to more difficulties in maintaining or developing alternative sources of supply of some components or products. Any problems that we may encounter with the delivery, quality or cost of our products from our contract manufacturers or suppliers could cause us to lose net revenue, damage our customer relationships and harm our reputation in the marketplace, each of which could materially and adversely affect our business, financial condition or results of operations.

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

We use contract manufacturers based in Asia to manufacture substantially all of our products. Our reliance on third-party manufacturers exposes us to a number of significant risks, including:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;
•	lack of guaranteed production capacity or product supply;
•	reliance on these manufacturers to maintain competitive manufacturing technologies;
•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;
•	reduced protection for intellectual property rights in some countries;
• •	differing labor regulations; disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of these manufacturers;
•	compliance with a wide variety of complex regulatory requirements;
•	fluctuations in currency exchange rates;
•	changes in a country’s or region’s political or economic conditions;
•	effects of terrorist attacks abroad;
•	greater difficulty in staffing and managing foreign operations; and
•	increased financial accounting and reporting burdens and complexities.

From time to time, we may transition the manufacturing of certain products from one contract manufacturer to another. When we do this, we may incur substantial expenses, risk material delays or encounter other unexpected issues.

We depend on distributors to generate a majority of our sales and complete order fulfillment.

Resale of products through distributors account for a substantial majority of our worldwide net revenues. In addition, sales through our top five distributors accounted for approximately 48% of our net revenues in fiscal 2014. A significant reduction of effort by one or more distributors to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

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

Certain of our products contain software developed and maintained by third-party software vendors or which are available through the “open source” software community. We also expect that we may incorporate software from third-party vendors and open source software in our future products. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our products to function with alternate third-party software or open source software, or develop these components ourselves, which would result in increased costs and could result in delays in our product shipments. Furthermore, we might be forced to limit the features available in our current or future product offerings.

We face risks associated with our international operations and expansion that could impair our ability to grow our revenues abroad as well as our overall financial condition.

We believe that our future growth is dependent in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In many markets where we operate, business and cultural norms are different than those in the United States, and practices that may violate laws and regulations applicable to us such as the Foreign Corrupt Practices Act (“FCPA”), unfortunately are more commonplace. Although we have implemented policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees, contractors and agents, as well as channel partners involved in our international sales, may take actions in violation of our policies. Many of our vendors and strategic business allies also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if one or more of our business partners are not able to successfully manage these risks. There can be no assurance that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.

Our failure to comply effectively with regulatory laws pertaining to our foreign operations could have a material adverse effect on our revenues and profitability.

We are required to comply with U.S. government export regulations in the sale of our products to foreign customers, including requirements to properly classify and screen our products against a denied parties list prior to shipment. We are also required to comply with the provisions of the FCPA and all other anti-corruption laws, such as the UK Anti-Bribery Act, of all other countries in which we do business, directly or indirectly, including compliance with the anti-bribery prohibitions and the accounting and recordkeeping requirements of these laws. Violations of the FCPA or other similar laws could trigger sanctions, including ineligibility for U.S. government insurance and financing, as well as large fines. Failure to comply with the aforementioned regulations could also deter us from selling our products in international jurisdictions, which could have a material adverse effect on our revenues and profitability.

Our failure to comply effectively with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenues and profitability.

Certain states and countries may pass new regulations requiring our products to meet certain requirements to use environmentally friendly components. The European Union has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive (“WEEE”) makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment and disposal of equipment placed in the European Union market. The Restrictions of Hazardous Substances Directive (“RoHS”) bans the use of certain hazardous materials in electric and electrical equipment marketed in the European Union. In the future, China and other countries including the United States are expected to adopt further environmental compliance programs. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which could have a material adverse effect on our revenues and profitability.

Foreign currency exchange rates may adversely affect our results.

We are exposed to market risk primarily related to foreign currencies and interest rates. In particular, we are exposed to changes in the value of the U.S. dollar versus the local currency in which our products are sold and our services are purchased, including devaluation and revaluation of local currencies. Accordingly, fluctuations in foreign currency rates could adversely affect our revenues.

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

The terms of our amended credit facility restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with other persons, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Further, we are currently and may in the future be required to maintain specified financial ratios, including a Minimum Tangible Net Worth (“Minimum TNW”) covenant and satisfy certain financial conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to our amended credit agreement and the related loan and security agreement, we have pledged substantially all of our assets to our lender, Silicon Valley Bank (“SVB”).

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

Cyber security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “LTRX.” The number of holders of record of our common stock as of July 31, 2014 was approximately 23. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock:

	High	Low
Fiscal Year Ended June 30, 2014
First Quarter	$1.77	$1.37
Second Quarter	2.10	1.31
Third Quarter	3.31	1.53
Fourth Quarter	2.20	1.76
Fiscal Year Ended June 30, 2013
First Quarter	$2.38	$1.61
Second Quarter	2.00	1.55
Third Quarter	2.35	1.74
Fourth Quarter	2.48	1.54

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we intend to retain any future earnings for use in the expansion of our business and for general corporate purposes.

Issuer Repurchases

We did not repurchase any shares of our common stock during fiscal 2014.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a “smaller reporting company.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in Item 8 of this Report, the “Risk Factors” included in Item 1A of this Report, as well as the Cautionary Note Regarding Forward Looking Statements described elsewhere in this Report, before deciding to purchase, hold or sell our common stock.

Overview

Lantronix, Inc. (the “Company,” “Lantronix,” “we,” “our,” or “us”) designs, develops, markets and sells networking and communications products to make it easier and more cost effective for our customers to participate in the Internet of Things (“IoT”) market. We provide solutions and services that enable machines, devices and sensors to be securely accessed, managed and controlled with a focus on the convergence of mobility with machine-to-machine (“M2M”) systems.

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

During fiscal 2014, we made a qualitative assessment of whether goodwill impairment exists. Since we did not determine that it was more likely than not that the fair value of our single reporting unit is less than its carrying amount, we were not required to perform the two-step goodwill impairment test. As of June 30, 2014, our book value was $20.2 million while our market capitalization was $29.1 million.

Share-Based Compensation

We record share-based compensation in the statements of operations as an expense, based on the estimated grant date fair value of our share-based awards, whereby such fair values are amortized to expense over the requisite service period. Our share-based awards are currently comprised of common stock options and restricted stock units granted under our stock incentive plan and common stock purchase rights granted under our employee stock purchase plan. The fair value of our common stock options and stock purchase rights is generally estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. While utilizing the BSM model meets established requirements, the estimated fair values generated by the model may not be indicative of the actual fair values of our share-based awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based awards utilizing the BSM model is affected by our stock price and a number of assumptions, including the expected term, expected volatility, risk-free interest rate and expected dividend yields. The expected term of our stock options is generally estimated using the simplified method, as permitted by guidance issued by the Securities and Exchange Commission (“SEC”). The expected volatility is based on the historical volatility of our stock price. The risk-free interest rate assumption is based on the U.S. Treasury interest rates appropriate for the expected term of our stock options and stock purchase rights. The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.

Results of Operations - Summary

For fiscal 2014, our net revenue declined by approximately $2.1 million, or 4.5%, as compared to fiscal 2013. Our net loss for fiscal 2014 was $933,000 compared to a net loss of $2.8 million in fiscal 2013. The decrease in net loss was impacted by a decrease in selling, general and administrative expenses of $1.6 million, or 9.1%, primarily as a result of lower marketing-related costs, along with cost-reduction efforts which resulted in decreases in professional fees and personnel-related costs. In addition, our gross profit as a percentage of revenue (referred to as “gross margin”) for fiscal 2014 increased to 50.0% from 47.4% for fiscal 2013.

Results of Operations - Fiscal Years Ended June 30, 2014 and 2013

Net Revenue by Product Line

The following tables present our net revenue by product line and geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
OEM Modules	$21,434	48.1%	$23,569	50.5%	$(2,135)	(9.1%	)
Enterprise Solutions	23,112	51.9%	23,086	49.5%	26	0.1%
Net revenue	$44,546	100.0%	$46,655	100.0%	$(2,109)	(4.5%	)

	Years Ended June 30,
	2014			2013
	(In thousands)
	OEM Modules	Enterprise Solutions	Total	OEM Modules	Enterprise Solutions	Total
Americas	$8,191	$15,625	$23,816	$8,845	$16,340	$25,185
EMEA	8,334	4,874	13,208	9,143	4,550	13,693
Asia Pacific	2,412	1,408	3,820	2,471	1,349	3,820
Japan	2,497	1,205	3,702	3,110	847	3,957
	$21,434	$23,112	$44,546	$23,569	$23,086	$46,655

OEM Modules

Fiscal 2014 net revenue from our OEM Modules product line decreased as compared to fiscal 2013 due to a general decline in unit sales across our mature OEM Modules products. To date, the revenue contribution from our newer OEM Modules products has been modest. Based on our experience, it typically takes OEM Module products 12 to 24 months (or longer) after release to reach meaningful revenue levels. For example, in the Americas region, the decrease in mature OEM Modules revenue was partially offset by increased unit sales of the xPico, a product family released in the second half of the fiscal year ended June 30, 2012, as a result of a new customer design win moving into production.

Enterprise Solutions

Fiscal 2014 net revenue from our Enterprise Solutions product line was flat as compared to fiscal 2013. For fiscal 2014, we saw increased unit sales within a number of our new product families, primarily as a result of project wins at tier 1 customers. In addition, we experienced increased net revenue in EMEA, Japan and Asia Pacific regions as a result of our efforts to expand our Enterprise Solutions sales channels in these regions. These increases were offset by a general decline in unit sales of our mature Enterprise Solutions and a decrease in unit sales of our xPrinterServer product family, primarily in the Americas region.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consisted of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$22,285	50.0%	$22,100	47.4%	$185	0.8%

Gross margin for fiscal 2014 increased compared to fiscal 2013 due to lower materials cost, along with lower manufacturing and freight costs, favorable product mix and lower inventory reserve costs.

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

The following table presents selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$10,017		$10,416		$(399)	(4%	)
Professional fees and outside services	1,356		1,657		(301)	(18%	)
Advertising and marketing	1,823		2,728		(905)	(33%	)
Facilities	1,154		1,047		107	10%
Travel	614		696		(82)	(12%	)
Share-based compensation	606		562		44	8%
Depreciation	355		439		(84)	(19%	)
Bad debt expense (recovery)	(57)		20		(77)	(385%	)
Other	487		425		62	15%
Selling, general and administrative	$16,355	37%	$17,990	39%	$(1,635)	(9%	)

The decrease in selling, general and administrative expenses for fiscal 2014was primarily due to a reduction in advertising and marketing spending from fiscal 2013 when we increased spending on marketing initiatives for certain new product releases. We also incurred lower sales-related commission expenses in the current year period due to the lower net revenues in fiscal 2014 as compared to fiscal 2013. Additionally, we further reduced expenses through cost cutting efforts near the end of fiscal 2013 which resulted in lower personnel-related expenses and professional fees during fiscal 2014.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities, and product certification costs.

The following table presents research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,503		$4,448		$55	1%
Facilities	725		838		(113)	-13%
Outside services	788		765		23	3%
Product certifications	203		281		(78)	-28%
Share-based compensation	227		236		(9)	-4%
Depreciation	68		14		54	386%
Other	232		166		66	40%
Research and development	$6,746	15%	$6,748	14%	$(2)	0%

Overall, fiscal 2014 research and development expenses were flat with the prior year. Fiscal 2014 expenses were impacted by slightly higher personnel-related expenses in the current year period primarily related to increased variable compensation and increased equipment depreciation and materials expenses related to new product development. These increases were offset by lower facilities costs and decreased product certification costs due to the timing and extent of recent development projects.

Other Expense, Net

Other expense, net, is comprised primarily of foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

Provision for Income Taxes

The following table presents the income tax provision:

	Years Ended June 30,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Provision for income taxes	$61	0%	$54	0%	$7	13%

The following table presents our effective tax rate based upon our income tax provision:

	Years Ended June 30,
	2014		2013
Effective tax rate	(7%	)	(2%	)

We utilize the liability method of accounting for income taxes. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we provided a full valuation allowance against our net deferred tax assets for fiscal 2014 and 2013.

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

June 30, 2014
(In thousands)
Federal	$86,644
State	$32,803

Our NOL carryovers for federal income tax purposes begin to expire in the fiscal year ending June 30, 2021. Our NOL carryovers for state income tax purposes began to expire in fiscal 2013. At June 30, 2014, our fiscal year ended June 30, 2007 through fiscal year ended June 30, 2014 tax years remain open to examination by federal, state, and foreign taxing authorities. However, we have NOLs beginning in the fiscal year ended June 30, 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	June 30,
	2014	2013	Increase
	(In thousands)
Working capital	$8,804	$8,522	$282
Cash and cash equivalents	$6,264	$5,243	$1,021

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

We incurred a net loss of $933,000 and $2.8 million for fiscal 2014 and 2013, respectively. We expect our existing cash and cash equivalents, amounts available under our credit facilities and cash generated from operations will be sufficient to fund our capital expenditures, our working capital and other cash requirements. From time to time, we may seek additional capital from public or private offerings of our capital stock, borrowings under our existing or future credit lines or other sources in order to (i) develop or enhance our products, (ii) take advantage of future opportunities, (iii) respond to competition or (iv) continue to operate our business. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all.

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

The extended maturity date for the revolving line of credit under the Amended SVB Loan Agreements is September 30, 2014. The 2012 Amendments also reduced the interest rate to a rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB (or “quick assets”) to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. Additionally, the interest rate on the Term Loan was reduced to the prime rate plus 1.50%, payable monthly. The 2012 Amendments required the payment of a fee of $5,000 for the Amended Loan and Security Agreement and $10,000 for the Amended Ex-Im Loan and Security Agreement, upon execution, respectively. We also were required to pay an additional $5,000 and $10,000 fee for the Amended Loan and Security Agreement and Amended Ex-Im Loan and Security Agreement, respectively, on September 30, 2013.

Pursuant to the Amended SVB Loan Agreements, the available borrowing capacity under the revolving line of credit is limited to the lesser of (i) $4.0 million or (ii) the current portion of the trade receivable balance, less 50% of the balance of deferred revenue, less outstanding borrowings on the revolving line of credit.

As of June 30, 2014, there were no borrowings outstanding on the revolving line of credit under the Amended SVB Loan Agreements. The Term Loan was fully repaid as of September 30, 2013.

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

The following table sets forth the Minimum TNW compared to our Actual TNW:

June 30, 2014
(In thousands)

Minimum TNW	$6,000
Actual TNW	$10,678

The following table presents the balance outstanding on the Term Loan, the available borrowing capacity on the revolving line of credit and outstanding letters of credit, which were used as security deposits. To date, we have not used any of the borrowing capacity under the revolving line. With respect to our foreign trade receivables, only trade receivables from shipments originating within the U.S. are used to determine our borrowing capacity, which effectively reduces our borrowing capacity to the extent we ship products to foreign customers from an overseas warehouse.

	June 30,
	2014	2013
	(In thousands)
Term Loan	$–	$167
Available borrowing capacity	$1,721	$2,187
Outstanding letters of credit	$113	$113

As of June 30, 2014, approximately $300,000 of our cash was held in foreign subsidiary bank accounts. This cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign location board of directors.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,		Increase
	2014	2013	(Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$1,557	$(4,479)	$6,036
Net cash used in investing activities	(595)	(866)	(271)
Net cash provided by (used in) financing activities	59	(786)	845

Operating Activities

The increase in net cash provided by operating activities was primarily due to (i) a lower net loss, (ii) an increase in accounts payable due to the timing of inventory receipts and payments to vendors and (iii) less cash used for inventories as compared to the prior fiscal year. During fiscal 2013, cash was used to increase inventory levels and related buffer stock in order to fulfill customer demand as a result of the historically low inventory balance as of June 2012. This increase in net cash from operating activities was partially offset by an increase in accounts receivable during fiscal 2014 as a result of (i) timing of shipments and (ii) timing of cash collections partially resulting from the removal of prompt pay discounts that contributed to longer payment terms with certain customers.

Investing Activities

The decrease in net cash used in investing activities for fiscal 2014 was primarily related to the lower overall capital expenditures for the purchase of property and equipment as compared to fiscal 2013.

Financing Activities

The decrease in net cash used in financing activities was primarily related to the decrease in payments on the term loan, which was paid off in September 2013, and lower payments on our capital lease obligations as certain of our capital leases expired during the current year period. Additionally, during fiscal 2014, we received $273,000 in proceeds from the sale of our common stock to participants in our employee stock purchase plan and stock option exercises.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2014, we were not involved in any material unconsolidated SPEs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a “smaller reporting company.”

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

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of fiscal 2014. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the effectiveness of our internal control processes over the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Portions of our definitive Proxy Statement on Schedule 14A relating to our 2014 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth in Item 1 in the section entitled “Executive Officers of the Registrant” above, and are incorporated herein by reference.

The other information required by this Item is incorporated by reference to our Proxy Statement relating to our 2014 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement relating to our 2014 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement relating to our 2014 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement relating to our 2014 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement relating to our 2014 annual meeting of stockholders.

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

LANTRONIX, INC.

	By:	/s/ KURT BUSCH
Kurt Busch
President and Chief Executive Officer and Director
Date: August 22, 2014		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KURT BUSCH	President and Chief Executive Officer and Director	August 22, 2014
Kurt Busch	(Principal Executive Officer)

/s/ JEREMY WHITAKER	Chief Financial Officer	August 22, 2014
Jeremy Whitaker	(Principal Financial and Accounting Officer)

/s/ BERNHARD BRUSCHA	Chairman of the Board	August 22, 2014
Bernhard Bruscha

/s/ BRUCE EDWARDS	Director	August 22, 2014
Bruce Edwards

/s/ PAUL FOLINO	Director	August 22, 2014
Paul Folino

/s/ HOSHI PRINTER	Director	August 22, 2014
Hoshi Printer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lantronix, Inc.

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. as of June 30, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lantronix, Inc. as of June 30, 2014 and 2013, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

August 22, 2014

LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and par value data)

	June 30,	June 30,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$6,264	$5,243
Accounts receivable (net of allowance for doubtful accounts of $34 and $107 at June 30, 2014 and 2013, respectively)	3,631	2,599
Inventories, net	8,404	8,741
Contract manufacturers' receivable	359	607
Prepaid expenses and other current assets	524	431
Total current assets	19,182	17,621

Property and equipment, net	1,487	1,687
Goodwill	9,488	9,488
Deferred tax assets	400	476
Other assets	125	87
Total assets	$30,682	$29,359

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$4,547	$2,870
Accrued payroll and related expenses	1,863	1,516
Warranty reserve	150	193
Short-term debt	–	167
Deferred tax liabilities	400	476
Other current liabilities	3,418	3,877
Total current liabilities	10,378	9,099
Long-term capital lease obligations	7	54
Other non-current liabilities	131	249
Total liabilities	10,516	9,402

Commitments and contingencies

Stockholders' equity:

Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,787,158 and 14,579,764 shares issued and outstanding at June 30, 2014 and 2013, respectively	1	1
Additional paid-in capital	205,013	203,871
Accumulated deficit	(185,219)	(184,286)
Accumulated other comprehensive income	371	371
Total stockholders' equity	20,166	19,957
Total liabilities and stockholders' equity	$30,682	$29,359

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2014	2013
Net revenue (1)	$44,546	$46,655
Cost of revenue	22,261	24,555
Gross profit	22,285	22,100
Operating expenses:
Selling, general and administrative	16,355	17,990
Research and development	6,746	6,748
Total operating expenses	23,101	24,738
Loss from operations	(816)	(2,638)
Interest expense, net	(28)	(59)
Other expense, net	(28)	(18)
Loss before income taxes	(872)	(2,715)
Provision for income taxes	61	54
Net loss	$(933)	$(2,769)

Net loss per share (basic and diluted)	$(0.06)	$(0.19)

Weighted average shares (basic and diluted)	14,657	14,574

Net revenue from related parties	$524	$1,058

(1) Includes net revenue from related parties.

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at July 1, 2012	14,549	$1	$203,049	$(181,517)	$399	$21,932
Shares issued pursuant to stock awards, net	31	–	–	–	–	–
Minimum tax withholding paid on behalf of employees for restricted shares	–	–	(26)	–	–	(26)
Share-based compensation	–	–	848	–	–	848
Reclassification of foreign currency translation adjustments	–	–	–	–	(28)	(28)
Net loss and comprehensive loss	–	–	–	(2,769)	–	(2,769)
Balance at June 30, 2013	14,580	1	203,871	(184,286)	371	$19,957
Shares issued pursuant to stock awards, net	207	–	273	–	–	273
Share-based compensation	–	–	869	–	–	869
Net loss and comprehensive loss	–	–	–	(933)	–	(933)
Balance at June 30, 2014	14,787	$1	$205,013	$(185,219)	$371	$20,166

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2014	2013
Operating activities
Net loss	$(933)	$(2,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	869	848
Depreciation	895	852
Provision for excess and obsolete inventories	207	283
Gain on reversal of foreign currency translation	–	(28)
Loss on disposal of property and equipment	2	–
Changes in operating assets and liabilities:
Accounts receivable	(1,032)	75
Inventories	130	(3,069)
Contract manufacturers' receivable	248	15
Prepaid expenses and other current assets	(93)	118
Other assets	(38)	–
Accounts payable	1,575	(693)
Accrued payroll and related expenses	347	(584)
Warranty reserve	(43)	(39)
Other liabilities	(577)	512
Net cash provided by (used in) operating activities	1,557	(4,479)
Investing activities
Purchases of property and equipment, net	(595)	(866)
Net cash used in investing activities	(595)	(866)
Financing activities
Minimum tax withholding paid on behalf of employees for restricted shares	–	(26)
Payment of term loan	(167)	(667)
Net proceeds from issuances of common stock	273	–
Payment of capital lease obligations	(47)	(93)
Net cash provided by (used in) financing activities	59	(786)
Increase (decrease) in cash and cash equivalents	1,021	(6,131)
Cash and cash equivalents at beginning of year	5,243	11,374
Cash and cash equivalents at end of year	$6,264	$5,243
Supplemental disclosure of cash flow information
Interest paid	$29	$63
Income taxes paid	$52	$59

See accompanying notes.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

1.           Summary of Significant Accounting Policies

The Company

Lantronix, Inc. (referred to in these consolidated financial statements as “Lantronix”, “we,” “us,” or “our”), incorporated in California in June 1989 and re-incorporated in Delaware in May 2000, designs, develops, markets and sells networking and communications products to make it easier and more cost effective for our customers to participate in the Internet of Things (“IoT”) market. We provide solutions that enable machines, devices and sensors to be securely accessed, managed and controlled. The manufacturing of our products is outsourced to third parties.

Basis of Presentation

The consolidated financial statements include the accounts of Lantronix and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. At June 30, 2014, approximately $2.0 million of our tangible assets (primarily inventory held at our third- party logistics provider in Hong Kong) were located outside of the United States (“U.S.”).

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The industry in which we operate is characterized by rapid technological change. As a result, estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, sales returns and allowances, inventory reserves, goodwill valuation, deferred income tax asset valuation allowances, share-based compensation and warranty reserves. To the extent there are material differences between our estimates and actual results, future results of operations will be affected.

Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

For each of the fiscal years ended June 30, 2014 and 2013, approximately 99% of our net revenues came from sales of hardware products. The remaining 1% of our net revenues in each of these years was primarily attributable to professional engineering services and extended warranty services. We sell extended warranty services which extend the warranty period for an additional one to three years, depending upon the product. Warranty net revenue is deferred and recognized ratably over the warranty service period.

A significant portion of our sales are made to distributors under agreements which include a limited right to return unsold product and price protection provisions. Therefore, the recognition of net revenue and related cost of revenue from sales to these distributors are deferred until the distributor resells the product. Further, when the deferred revenue attributable to any distributor exceeds their receivable balance due to Lantronix at the balance sheet date, such excess is reclassified from net accounts receivable to a customer deposit and refunds liability, which is included in other current liabilities on the accompanying consolidated balance sheets.

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. We do not have any assets or liabilities that were measured at fair value on a recurring basis, and during the years ended June 30, 2014 and June 30, 2013 did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2014 and 2013. We did not have any other comprehensive income or losses during the fiscal years ended June 30, 2014 or 2013.

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

During the fiscal year ended June 30, 2014, we made a qualitative assessment of whether goodwill impairment exists. Since we did not determine that it was more likely than not that the fair value of our single reporting unit is less than its carrying amount, we were not required to perform the two-step goodwill impairment test.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In doing so, among other things, companies will generally need to use more judgment and make more estimates than under the current guidance. The accounting standard will be effective for Lantronix in the fiscal year beginning July 1, 2017. The standard may be adopted using a full retrospective or a modified retrospective (cumulative effect) method. Early adoption is not permitted. We are currently evaluating this standard and have not yet selected a transition method nor have we determined the effect of the standard on our financial statements and related disclosures.

In June 2014, the FASB issued final guidance for shared-based payment awards where the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The guidance will be effective for Lantronix in the fiscal year beginning July 1, 2016, and early adoption is permitted. We are currently evaluating the impact of this guidance, if any, on our financial statements.

2.           Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,
	2014	2013
	(In thousands)
Finished goods	$5,162	$5,107
Raw materials	1,890	2,129
Inventory at distributors	1,242	1,429
Large scale integration chips *	110	76
Inventories, net	$8,404	$8,741

* This item is sold individually and embedded into our products.

Property and Equipment

The following table presents details of property and equipment:

	June 30,
	2014	2013
	(In thousands)
Computer and office equipment	$3,368	$3,322
Furniture and fixtures	966	929
Production, development and warehouse equipment	3,151	2,832
Construction-in-progress	250	–
Property and equipment, gross	7,735	7,083
Less accumulated depreciation	(6,248)	(5,396)
Property and equipment, net	$1,487	$1,687

As of June 30, 2014, approximately $43,000 of our net property and equipment was held in our foreign subsidiaries, mainly consisting of office equipment and furniture.

The following table presents details of property and equipment recorded in connection with capital lease obligations:

	June 30,
	2014	2013
	(In thousands)
Property and equipment	$160	$160
Less accumulated depreciation	(102)	(56)
Total	$58	$104

The following table presents details of the unamortized costs capitalized as internal use software included in computer and office equipment:

	June 30,
	2014	2013
	(In thousands)
Capitalized internal use software	$213	$450

The following table presents the details of depreciation of capitalized internal use software:

	Years Ended June 30,
	2014	2013
	(In thousands)
Depreciation of capitalized internal use software	$237	$251

Warranty Reserve

The following table presents details of our warranty reserve:

	Years Ended June 30,
	2014	2013
	(In thousands)
Beginning balance	$193	$232
Charged to cost of revenues	40	91
Usage	(83)	(130)
Ending balance	$150	$193

Other Liabilities

The following table presents details of our other liabilities:

	June 30,
	2014	2013
	(In thousands)
Current
Customer deposits and refunds	$711	$1,042
Accrued raw materials purchases	1,138	1,382
Deferred revenue	128	138
Capital lease obligations	47	47
Taxes payable	235	229
Accrued operating expenses	1,159	1,039
Total other current liabilities	$3,418	$3,877

Non-current
Deferred rent	$40	$128
Deferred revenue	91	121
Total other non-current liabilities	$131	$249

Advertising Expenses

The following table presents details of our advertising expenses:

	Years Ended June 30,
	2014	2013
	(In thousands)
Advertising expenses	$168	$703

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the fiscal year.

The following table presents the computation of net loss per share:

	Years Ended June 30,
	2014	2013
	(In thousands, except per share data)
Numerator:
Net loss	$(933)	$(2,769)

Denominator:
Weighted-average shares outstanding (basic and diluted)	14,657	14,574

Net loss per share (basic and diluted)	$(0.06)	$(0.19)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2014	2013
	(In thousands)
Common stock equivalents	1,693	1,876

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2014	2013
	(In thousands)
Non-cash acquisition of property and equipment under capital leases	$102	$68

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

The extended maturity date for the revolving line of credit under the Amended SVB Loan Agreements is September 30, 2014. The 2012 Amendments also reduced the interest rate to a rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB (or “quick assets”) to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. Additionally, the interest rate on the Term Loan was reduced to the prime rate plus 1.50%, payable monthly. The 2012 Amendments required the payment of a fee of $5,000 for the Amended Loan and Security Agreement and $10,000 for the Amended Ex-Im Loan and Security Agreement, upon execution, respectively. We also were required to pay an additional $5,000 and $10,000 fee for the Amended Loan and Security Agreement and Amended Ex-Im Loan and Security Agreement, respectively, on September 30, 2013.

Pursuant to the Amended SVB Loan Agreements, the available borrowing capacity under the revolving line of credit is limited to the lesser of (i) $4.0 million or (ii) the current portion of the trade receivable balance, less 50% of the balance of deferred revenue, less outstanding borrowings on the revolving line of credit.

As of June 30, 2014, there were no borrowings outstanding on the revolving line of credit under the Amended SVB Loan Agreements. The Term Loan was fully repaid as of September 30, 2013.

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

The following table sets forth the Minimum TNW compared to our Actual TNW:

June 30, 2014
(In thousands)

Minimum TNW	$6,000
Actual TNW	$10,678

Availability under the Line of Credit

To date, we have not used any of the borrowing capacity under the revolving line. With respect to our foreign trade receivables, only trade receivables from shipments originating within the U.S. are used to determine our borrowing capacity, which effectively reduces our borrowing capacity to the extent we ship products to foreign customers from an overseas warehouse.

The following table presents the balance outstanding on the Term Loan, our available borrowing capacity and outstanding letters of credit, which were used as security deposits:

	June 30,
	2014	2013
	(In thousands)
Term Loan	$–	$167
Available borrowing capacity	$1,721	$2,187
Outstanding letters of credit	$113	$113

4.           Stockholders’ Equity

Stock Incentive Plans

We have stock incentive plans in effect under which non-qualified and incentive options to purchase shares of Lantronix common stock (“stock options”) have been granted to employees, non-employees and board members. In addition, we have previously granted restricted common stock awards (“non-vested shares”) to employees and board members under these plans. Our current stock incentive program is governed by our Amended and Restated 2010 Stock Incentive Plan (“Amended and Restated 2010 SIP”), which was approved by our board of directors and shareholders during the fiscal year ended June 30, 2013. Upon approval of this plan, the number of shares of common stock reserved for issuance pursuant to awards made under the plan increased from 1,350,000 to 3,050,000. In addition, shares reserved for issuance under this plan include rollover shares, which are any shares subject to equity compensation awards granted under the Lantronix, Inc. Amended and Restated 2000 Stock Plan that expire or otherwise terminate without having been exercised in full or that are forfeited or repurchased by Lantronix by virtue of their failure to vest. A maximum of 2,100,000 such shares are eligible for rollover. The Amended and Restated 2010 SIP authorizes awards of stock options (both incentive and non-qualified), stock appreciation rights, non-vested shares, restricted stock units and performance shares. New shares are issued to satisfy stock option exercises and share issuances. As of June 30, 2014, approximately 1,885,000 shares remain available for issuance under the Amended and Restated 2010 SIP.

The Compensation Committee of our board of directors determines eligibility, vesting schedules and exercise prices for options and shares granted under the plans. Stock option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant. Stock option awards generally have a contractual term of 7 to 10 years. Share-based awards generally vest and become exercisable over a one to four year service period. As of June 30, 2014, no stock appreciation rights, non-vested shares, or performance shares were outstanding.

No income tax benefit was realized from activity in the share-based plans during the fiscal years ended June 30, 2014 and 2013.

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

The fair value of options granted was estimated using the following weighted-average assumptions for all of our stock option plans:

	Years Ended June 30,
	2014	2013
Expected term (in years)	4.96	4.97
Expected volatility	74%	85%
Risk-free interest rate	1.61%	0.73%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity under all of our stock option plans:

		Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Balance at June 30, 2013	2,305	$2.63
Options granted	696	1.57
Options forfeited	(86)	1.93
Options expired	(163)	3.38
Options exercised	(33)	1.60
Balance at June 30, 2014	2,719	$2.35	4.9	$463
Vested or expected to vest at June 30, 2014	2,572	$2.38	4.9	$421
Options exercisable at June 30, 2014	1,637	$2.73	4.5	$184

The following table presents a summary of grant-date fair value and intrinsic value information for all of our stock option plans:

	Years Ended June 30,
	2014	2013
	(In thousands,
	except per share data)
Weighted-average grant-date fair value per share	$0.95	$1.28
Intrinsic value of options exercised	$30	$–

Restricted Stock Units

In October 2013, we granted to certain employees approximately 61,000 restricted stock units (“RSUs”). Such RSUs vest in their entirety on the one year anniversary of the grant date. The fair value of our RSUs is based on the closing market price of our common stock on the date of grant.

The following table presents a summary of activity with respect to RSUs during the fiscal year ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(In thousands)

Balance of restricted stock units at June 30, 2013	–	$–
Restricted stock units granted	61	1.40
Restricted stock units cancelled	–	–
Restricted stock units vested	–	–
Balance of restricted stock units at June 30, 2014	61	$1.40

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

The per share fair value of stock purchase rights granted in connection with the ESPP was estimated using the following weighted average assumptions:

	Years Ended June 30,
	2014	2013
Expected term (in years)	1.22	1.25
Expected volatility	53%	64%
Risk-free interest rate	0.19%	0.15%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity under our ESPP:

Year Ended
June 30, 2014
(In thousands, except per share data)
Shares available for issuance at June 30, 2013	1,300
Shares reserved for issuance	–
Shares issued	(174)
Shares available for future issuance at June 30, 2014	1,126
Weighted average purchase price per share	$1.26
Intrinsic value of ESPP shares on purchase date	$68

In accordance with the terms of the ESPP, the exercise price of the 80,000 shares that were purchased and issued on November 15, 2013 was $1.27 per share, which represents 85% of the closing market price of our common stock on that date. The exercise price of the 94,000 shares that were purchased and issued on May 15, 2014 was $1.26 per share, which represents 85% of the closing market price of our common stock on November 18, 2013.

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our consolidated statements of operations:

	Years Ended June 30,
	2014	2013
	(In thousands)
Cost of revenues	$45	$44
Selling, general and administrative	606	562
Research and development	218	242
Total share-based compensation	$869	$848

The following table summarizes the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of June 30, 2014:

	Remaining Unrecognized Compensation Cost	Remaining Weighted Average Years to Recognize
	(In thousands)
Stock options	$1,062	2.4
Restricted stock units	28	0.3
Stock purchase rights under ESPP	136	1.4

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

5.            401(k) Plan

We have a savings plan (the “Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 15% of their base pay, subject to limitations. In addition, we have the ability to make discretionary contributions, subject to limitations. During the fiscal years ended June 30, 2014 and 2013, we made no discretionary contributions to the Plan.

6.            Litigation

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

7.            Income Taxes

The income tax provision consists of the following components:

	Years Ended June 30,
	2014	2013
	(In thousands)
Current:
Federal	$–	$–
State	1	(4)
Foreign	60	58
	61	54
Deferred:
Federal	–	–
State	–	–
	–	–
Provision for income taxes	$61	$54

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2014	2013
	(In thousands)
United States	$(984)	$(2,824)
Foreign	112	109
Loss before income taxes	$(872)	$(2,715)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2014	2013
	(In thousands)
Deferred tax assets:
Tax losses and credits	$31,443	$31,119
Reserves not currently deductible	2,693	2,800
Deferred compensation	2,640	2,468
Inventory capitalization	1,013	938
Marketing rights	368	451
Depreciation	494	511
Gross deferred tax assets	38,651	38,287
Valuation allowance	(37,853)	(37,614)
Deferred tax assets, net	798	673
Deferred tax liabilities:
State taxes	(798)	(673)
Other	–	–
Deferred tax liabilities	(798)	(673)
Net deferred tax assets (liabilities)	$–	$–

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

The following table presents a reconciliation of the income tax provision (benefit) to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2014	2013
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(292)	$(931)
Increase (decrease) resulting from:
Permanent differences	20	58
Change in valuation allowance	24	651
Deferred compensation	191	197
Foreign tax rate variances	22	21
Other	96	58
Provision for income taxes	$61	$54

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

June 30,
2014
(In thousands)
Federal	$86,644
State	$32,803

Our NOL carryovers for federal income tax purposes begin to expire in the fiscal year ending June 30, 2021. Our NOL carryovers for state income tax purposes began to expire in the fiscal year ended June 30, 2013. Deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries because such undistributed earnings are expected to be reinvested indefinitely.

The following table summarizes our liability for uncertain tax positions for the fiscal year ended June 30, 2014 (in thousands):

Balance as of June 30, 2013	$6,700
Change in balances related to uncertain tax positions	–
Balance as of June 30, 2014	$6,700

At June 30, 2014, we had $6.7 million of gross unrecognized tax benefits. Of the total unrecognized benefits at June 30, 2014, $6.6 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in our valuation allowance of $6.6 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the fiscal years ended June 30, 2014 and 2013 we recorded an immaterial expense for interest and penalties related to income tax matters in the provision for income taxes. At June 30, 2014, we had approximately $141,000 of accrued interest and penalties related to uncertain tax positions.

At June 30, 2014, our fiscal 2011 through 2014 tax years remain open to examination by the federal taxing jurisdiction and the fiscal 2010 through 2014 tax years remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred. Our fiscal 2007 through fiscal 2014 tax years remain open to examination by the foreign taxing authorities. We do not anticipate that the amount of unrecognized tax benefits as of June 30, 2014 will significantly increase or decrease within the next 12 months.

8.           Commitments and Contingencies

Leases

We lease office equipment and office and warehouse facilities under non-cancelable capital and operating leases.

The following schedule represents minimum lease payments for all non-cancelable operating and capital leases as of June 30, 2014:

	Capital	Operating
Years Ended June 30,	Leases	Leases	Total
		(In thousands)
2015	$49	$838	$887
2016	7	404	411
2017	–	74	74
Total	56	$1,316	$1,372
Amounts representing interest	(2)
Present value of net minimum lease payments	54
Less: capital lease obligations, short-term portion
(included in other current liabilities)	47
Capital lease obligations, long-term portion	$7

The following table presents rent expense:

	Years Ended June 30,
	2014	2013
	(In thousands)
Rent expense	$806	$795

9.           Significant Geographic, Customer and Supplier Information

The following table presents our sales within geographic regions as a percentage of net revenue:

	Years Ended June 30,
	2014	2013
Americas	53%	54%
Europe, Middle East, and Africa	30%	29%
Asia Pacific	9%	9%
Japan	8%	8%
Total	100.0%	100.0%

The following table presents sales to significant countries as a percentage of net revenue:

	Years Ended June 30,
	2014	2013
U.S. and Canada	53%	54%
Germany	17%	18%
Japan	8%	8%

Customers

The following table presents sales to our significant customers and related parties as a percentage of net revenue:

	Years Ended June 30,
	2014	2013
Top five customers (1)(2)	48%	49%
Tech Data	13%	11%
Ingram Micro	12%	13%
Related parties	1%	2%

(1) Includes Ingram Micro and Tech Data

(2) All top five customers are distributors, who are part of our product distribution system

No other customer represented more than 10% of our annual net revenue during these fiscal years.

Related Party Transactions

We have historically reported net revenues from two international customers, Lynx IT-Systeme GmbH (“Lynx”) and Barix AG, as related party transactions due to common ownership by our largest stockholder and Lantronix director, Bernhard Bruscha. Beginning on February 1, 2014, we no longer sell our products directly to Lynx, and therefore, as of this date, our net revenue from related parties only includes net revenues from Barix AG. Subsequent to February 1, 2014, Lynx continued to purchase our products from independent third party distributors and such sales are not included in our net revenue from related parties.

As of June 30, 2014, we had approximately $21,000 in receivables outstanding from Barix AG, which is included in net accounts receivable in the accompanying Consolidated Balance Sheet.

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

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws Lantronix, Inc.		8–K	3.2	11/15/2012

10.1*	Lantronix, Inc. Amended and Restated 2000 Stock Plan		10–K	10.35	09/28/2009

10.2*	Form of Stock Option Agreement under the Lantronix, Inc. 2000 Stock Plan		10–K	10.4.1	9/11/2007

10.3*	Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.2	11/08/2010

10.4*	Form of Stock Option Agreement under the Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.3	11/08/2010

10.5*	Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.2	05/09/2013

10.6*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.3	05/09/2013

10.7*	Form of Restricted Stock Award Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.4	05/09/2013

10.8*	Lantronix, Inc. 2013 Employee Stock Purchase Plan		S–8	4.1	05/09/2013

10.9*	Letter Agreement dated August 16, 2011 between Lantronix, Inc. and Kurt Busch		8–K	10.1	08/23/2011

10.10*	Letter Agreement dated September 8, 2011 between Lantronix, Inc. and Jeremy Whitaker		8–K	10.1	09/26/2011

10.11*	Amendment to Offer Letter between Lantronix, Inc. and Jeremy Whitaker, dated as of November 13, 2012		8-K	99.2	11/15/2012

10.12*	Lantronix, Inc. Non-Employee Director Compensation Policy, dated November 12, 2012, effective January 1, 2013		8-K	99.4	11/15/2012

10.13*	Form of Indemnification Agreement entered into between Lantronix, Inc. with its directors and certain of its executive officers		10-K	10.13	08/29/2013

10.14	Loan and Security Agreement dated May 31, 2006 between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.2	02/14/2012

10.15	Amendment dated August 14, 2008 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		10–K	10.27	09/19/2008

10.16	Amendment dated September 2010, to the Lantronix, Inc. Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.1	11/08/2010

10.17	Amendment dated August 18, 2011 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		8–K	10.1	08/24/2011

10.18	Amendment dated January 19, 2012 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.1	02/14/2012

10.19	Borrower Agreement by Lantronix, Inc. dated May 23, 2006 in favor of Export-Import Bank of the United States		10–Q	10.3	02/14/2012

10.20	Amendment dated October 16, 2012 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		8–K	99.1	10/22/2012

10.21	Borrower Amendment by Lantronix, Inc. in favor of Export-Import Bank of the United States dated October 16, 2012		8–K	99.3	10/22/2012

10.22	Amendment dated October 16, 2012 to the Loan and Security Agreement (EXIM Program) dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		8–K	99.2	10/22/2012

21.1	Subsidiaries of Lantronix, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm, Squar, Milner, Peterson, Miranda & Williamson LLP	X

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	X

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes – Oxley Act of 2002	X

101

The following financial information from Lantronix Inc.’s Annual Report on Form 10-K for the period ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language):

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