Form 10-Q
period 2014-09-30
LANTRONIX INC
filed 2014-10-31
CIK 1114925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 24, 2014, there were 14,787,158 shares of the Registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, or the Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors, statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources ; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof.

We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance, to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” in Item 1A of this Report, our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on August 22, 2014, or the Form 10-K, as well as in our other filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. For these reasons, investors are cautioned not to place undue reliance on any forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$6,283	$6,264
Accounts receivable, net	3,543	3,631
Contract manufacturers' receivable	581	359
Inventories, net	8,545	8,404
Prepaid expenses and other current assets	356	524
Total current assets	19,308	19,182
Property and equipment, net	1,490	1,487
Goodwill	9,488	9,488
Deferred tax assets	400	400
Other assets	104	125
Total assets	$30,790	$30,682

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,984	$4,547
Accrued payroll and related expenses	1,823	1,863
Warranty reserve	120	150
Deferred tax liabilities	400	400
Other current liabilities	3,206	3,418
Total current liabilities	10,533	10,378
Long-term capital lease obligations	–	7
Other non-current liabilities	98	131
Total liabilities	10,631	10,516

Commitments and contingencies

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	205,268	205,013
Accumulated deficit	(185,481)	(185,219)
Accumulated other comprehensive income	371	371
Total stockholders' equity	20,159	20,166
Total liabilities and stockholders' equity	$30,790	$30,682

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2014	2013
Net revenue (1)	$11,536	$10,883
Cost of revenue	5,937	5,493
Gross profit	5,599	5,390
Operating expenses:
Selling, general and administrative	4,075	3,948
Research and development	1,744	1,681
Total operating expenses	5,819	5,629
Loss from operations	(220)	(239)
Interest expense, net	(5)	(9)
Other expense, net	(21)	(6)
Loss before income taxes	(246)	(254)
Provision for income taxes	16	13
Net loss and comprehensive loss	$(262)	$(267)

Net loss per share (basic and diluted)	$(0.02)	$(0.02)

Weighted-average common shares (basic and diluted)	14,787	14,580

Net revenue from related parties	$79	$193

(1) Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	September 30,
	2014	2013
Operating activities
Net loss	$(262)	$(267)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	255	231
Depreciation	229	229
Provision for excess and obsolete inventories	47	74
Changes in operating assets and liabilities:
Accounts receivable	88	(179)
Contract manufacturers' receivable	(222)	278
Inventories	(188)	140
Prepaid expenses and other current assets	168	92
Other assets	17	–
Accounts payable	390	240
Accrued payroll and related expenses	(40)	180
Warranty reserve	(30)	(18)
Other liabilities	(240)	(115)
Net cash provided by operating activities	212	885
Investing activities
Purchases of property and equipment	(181)	(118)
Net cash used in investing activities	(181)	(118)
Financing activities
Payment of term loan	–	(167)
Payment of capital lease obligations	(12)	(12)
Net cash used in financing activities	(12)	(179)
Increase in cash and cash equivalents	19	588
Cash and cash equivalents at beginning of period	6,264	5,243
Cash and cash equivalents at end of period	$6,283	$5,831

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (referred to in these unaudited condensed consolidated financial statements as “Lantronix,” “we,” “us,” or “our”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2014, included in our Annual Report on Form 10-K filed with the SEC on August 22, 2014. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at September 30, 2014, the consolidated results of our operations for the three months ended September 30, 2014 and our consolidated cash flows for the three months ended September 30, 2014. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

In August 2014, the FASB issued a new standard that will require management of an entity to assess, for each annual and interim period, if there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current U.S. GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. The standard will be effective for Lantronix in the fiscal year beginning July 1, 2016. Early adoption is permitted. We are currently evaluating the impact of this standard on our financial statements and related disclosures.

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,	June 30,
	2014	2014
	(In thousands)
Finished goods	$5,427	$5,162
Raw materials	1,862	1,890
Finished goods held by distributors	1,247	1,242
Large scale integration chips *	9	110
Inventories, net	$8,545	$8,404

* This item is sold individually and embedded into our products.

Other Liabilities

The following table presents details of our other liabilities:

	September 30,	June 30,
	2014	2014
	(In thousands)
Current
Customer deposits and refunds	$654	$711
Accrued raw materials purchases	1,002	1,138
Deferred revenue	128	128
Capital lease obligations	42	47
Taxes payable	239	235
Accrued operating expenses	1,141	1,159
Total other current liabilities	$3,206	$3,418

Non-current
Deferred rent	$16	$40
Deferred revenue	82	91
Total other non-current liabilities	$98	$131

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended
	September 30,
	2014	2013
	(In thousands, except per share data)
Numerator:
Net loss	$(262)	$(267)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	14,787	14,580

Net loss per share (basic and diluted)	$(0.02)	$(0.02)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended
	September 30,
	2014	2013
	(In thousands)
Common stock equivalents	1,664	2,357

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2014	2013
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$48	$52

3.	Warranty Reserve

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

The following table presents details of our warranty reserve:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2014	2014
	(In thousands)
Beginning balance	$150	$193
Charged to cost of revenues	(11)	40
Usage	(19)	(83)
Ending balance	$120	$150

4.	Bank Line of Credit

On September 30, 2014, we entered into an amendment (the “Amendment”) to our existing Loan and Security Agreement dated May 23, 2006 (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Amendment provides, among other things, for (i) a renewal of our $4.0 million revolving line of credit with an extended maturity date of September 30, 2016 and (ii) a modification of the revolving credit line borrowing base formula in the Loan Agreement to include a portion of our foreign accounts receivable to the borrowing base and increase the borrowing limit related to domestic accounts receivable.

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. We maintained a monthly quick ratio greater than 1.0 to 1.0 as of and during the three months ended September 30, 2014.

The Loan Agreement includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth (“Minimum TNW”), which is currently required to be at least $6.0 million. This amount is subject to adjustment upward to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total stockholders’ equity, less goodwill. If we continue to incur net losses, we may have difficulty satisfying the Minimum TNW financial covenant in the future, in which case we may be unable to borrow funds under the Loan Agreement and any amounts outstanding may need to be repaid immediately.

As of September 30, 2014, there were no borrowings outstanding on the revolving line of credit.

The following table sets forth the Minimum TNW compared to our Actual TNW:

September 30,
2014
(In thousands)
Minimum TNW	$6,000
Actual TNW	$10,671

The following table presents the available borrowing capacity on the revolving line of credit and outstanding letters of credit, which were used as security deposits. To date, we have not used any of the borrowing capacity under the revolving line of credit.

	September 30,	June 30,
	2014	2014
	(In thousands)
Available borrowing capacity	$3,232	$1,721
Outstanding letters of credit	$113	$113

5.	Stockholders’ Equity

Share-Based Plans

Our share-based plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of September 30, 2014, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Option Awards

The following table presents a summary of stock option activity under all of our stock option plans during the three months ended September 30, 2014:

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2014	2,719	$2.35
Granted	799	1.87
Forfeited	(20)	1.87
Expired	(39)	3.58
Exercised	–	–
Balance of options outstanding at September 30, 2014	3,459	$2.23

Restricted Stock Units

The following table presents a summary of activity with respect to RSUs during the three months ended September 30, 2014:

		Weighted
		Average
		Grant - Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of restricted stock units at June 30, 2014	61	$1.40
Granted	25	2.00
Forfeited	–	–
Vested	–	–
Balance of restricted stock units at September 30, 2014	86	$1.58

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (the “ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions. Each of our employees (including officers) is eligible to participate in the ESPP, subject to certain limitations as defined in the ESPP plan document.

The following table presents a summary of activity under our ESPP during the three months ended September 30, 2014:

Three Months Ended
September 30,
2014
(In thousands)
Shares available for issuance at June 30, 2014	1,126
Reserved for issuance	–
Issued	–
Shares available for issuance at September 30, 2014	1,126

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended
	September 30,
	2014	2013
	(In thousands)
Cost of revenues	$20	$13
Selling, general and administrative	174	158
Research and development	61	60
Total share-based compensation expense	$255	$231

The following table summarizes the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of September 30, 2014:

	Remaining	Remaining
	Unrecognized	Weighted
	Compensation	Average Years
	Cost	To Recognize
	(In thousands)
Stock options	$1,688	3.0
Restricted stock units	46	0.3
Stock purchase rights under ESPP	134	1.1

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

	Three Months Ended
	September 30,
	2014	2013
Effective tax rate	7%	5%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of September 30, 2014 and June 30, 2014.

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

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in Item 1 of this Report, the “Risk Factors” included in Item 1A of this Report and in our Annual Report on Form 10-K for the year ended June 30, 2014, or the Form 10-K, as well as the Cautionary Note Regarding Forward Looking Statements described elsewhere in this Report, before deciding to purchase, hold or sell our common stock.

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

Enterprise Solutions

Our Enterprise Solutions are electronic products that are typically connected to one or more existing pieces of electronic equipment to provide additional connectivity or functionality. Our Enterprise Solutions are designed to enhance the value and utility of machines and other devices through network connectivity, routing, switching, application hosting, remote management, telemetry, telematics, printing, protocol conversion and other functions. Our Enterprise Solutions include products such as wired and wireless device servers, I/O servers, terminal servers, console servers, print servers, remote keyboard video mouse (KVM), management, power management and software management platforms. Among others, the following product families are included in our Enterprise Solutions product line: EDS, PremierWave® XC, PremierWave® XN, SLB™, SLC™, SLP™, Spider™, UDS, xDirect®, xPress™, xPrintServer®, and xSenso®.

Enterprise Solutions are typically sold through value added resellers (“VARs”), systems integrators, distributors, e-tailers and to a lesser extent to OEMs. Sales are often project based and may result in significant quarterly fluctuations.

Recent Accounting Pronouncements

Please refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Report for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in the Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2014 as compared to what was previously disclosed in the Form 10-K.

Results of Operations - Summary

In the three months ended September 30, 2014 our net revenues increased by $653,000, or 6%, compared to the three months ended September 30, 2013. Our net loss was $262,000 for the three months ended September 30, 2014 compared to a net loss of $267,000 in the three months ended September 30, 2013. Our net loss for the current quarter improved as a result of our increased revenues, which was partially offset by (i) a decrease in gross margin from 49.5% to 48.5% and (ii) an increase in operating expenses of $190,000, or 3.4%, which primarily resulted from higher personnel-related expenses.

Results of Operations – Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net Revenue by Product Line and Geographic Region

The following tables present our fiscal quarter net revenue by product line and geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
OEM Modules	$5,628	48.8%	$5,218	47.9%	$410	7.9%
Enterprise Solutions	5,908	51.2%	5,665	52.1%	243	4.3%
Net revenue	$11,536	100.0%	$10,883	100.0%	$653	6.0%

	Three Months Ended September 30,
	2014			2013
	(In thousands)
	OEM Modules	Enterprise Solutions	Total	OEM Modules	Enterprise Solutions	Total
Americas	$2,409	$4,150	$6,559	$1,864	$3,686	$5,550
EMEA	2,169	1,125	3,294	2,124	1,206	3,330
Asia Pacific	617	312	929	626	392	1,018
Japan	433	321	754	604	381	985
	$5,628	$5,908	$11,536	$5,218	$5,665	$10,883

OEM Modules

To date, the revenue contribution from our newer OEM Modules products has been modest. Revenue from our OEM Modules product line grew due to increases in unit sales across substantially all of our product families.

Enterprise Solutions

Net revenue from our Enterprise Solutions product line increased primarily as a result of increased sales of new products in the Americas region. In particular, the SLB2, PremierWaveXN, EDS-MD, and xPort Direct product families contributed to the increased sales. The revenue increase generated by new product sales was partially offset by decreased unit sales in our mature EDS, Xpress and UDS product families.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our fiscal quarter gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$5,599	48.5%	$5,390	49.5%	$209	3.9%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended September 30, 2014 was lower than the prior year period due to higher costs related to manufacturing overhead and freight. As newer products typically have lower margins until they reach production volumes, we may experience downward pressure on gross margins as new product sales grow as a percentage of total net revenue.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,522		$2,331		$191	8.2%
Professional fees and outside services	364		437		(73)	(16.7%)
Advertising and marketing	419		437		(18)	(4.1%)
Travel	149		157		(8)	(5.1%)
Facilities	300		275		25	9.1%
Share-based compensation	174		158		16	10.1%
Depreciation	65		110		(45)	(40.9%)
Other	82		43		39	90.7%
Selling, general and administrative	$4,075	35.3%	$3,948	36.3%	$127	3.2%

The increase in selling, general and administrative expenses was primarily due to an increase in personnel-related expenses, largely merit increases and sales commissions.

Research and Development

Research and development expenses consist of personnel-related expenses, including share-based compensation, as well as expenditures to third-party vendors for research and development activities and product certification costs.

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,154		$1,109		$45	4.1%
Facilities	189		193		(4)	(2.1%)
Outside services	184		223		(39)	(17.5%)
Product certifications	81		43		38	88.4%
Share-based compensation	64		60		4	6.7%
Other	72		53		19	35.8%
Research and development	$1,744	15.1%	$1,681	15.4%	$63	3.7%

Research and development expenses increased slightly due to merit increases. Outside services and product certifications were impacted by the timing of development projects.

Provision for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended
	September 30,
	2014	2013
Effective tax rate	7%	5%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of September 30, 2014 and June 30, 2014.

Liquidity and Capital Resources

The following table presents details of our working capital and cash and cash equivalents:

	September 30,	June 30,	Increase
	2014	2014	(Decrease)
	(In thousands)
Working capital	$8,775	$8,804	$(29)
Cash and cash equivalents	$6,283	$6,264	$19

Our principal sources of cash and liquidity include our existing cash and cash equivalents, amounts available under our credit facilities and cash generated from operations. We believe that these sources will be sufficient to fund our current requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements, and capital expenditures.

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

Loan Agreement

On September 30, 2014, we entered into an amendment (the “Amendment”) to our existing Loan and Security Agreement dated May 23, 2006 (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Amendment provides, among other things, for (i) a renewal of our $4.0 million revolving line of credit with an extended maturity date of September 30, 2016 and (ii) a modification of the revolving credit line borrowing base formula in the Loan Agreement to include a portion of our foreign accounts receivable to the borrowing base and increase the borrowing limit related to domestic accounts receivable.

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. We maintained a monthly quick ratio greater than 1.0 to 1.0 as of and during the three months ended September 30, 2014.

The Loan Agreement includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth (“Minimum TNW”), which is currently required to be $6.0 million. This amount is subject to adjustment upward to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total stockholders’ equity, less goodwill. If we continue to incur net losses, we may have difficulty satisfying the Minimum TNW financial covenant in the future, in which case we may be unable to borrow funds under the Loan Agreement and any amounts outstanding may need to be repaid immediately.

The following table sets forth the Minimum TNW compared to our Actual TNW:

September 30,
2014
(In thousands)
Minimum TNW	$6,000
Actual TNW	$10,671

As of September 30, 2014, there were no borrowings outstanding on the revolving line of credit.

The following table presents the available borrowing capacity on the revolving line of credit and outstanding letters of credit, which were used as security deposits. To date, we have not used any of the borrowing capacity under the revolving line of credit.

	September 30,	June 30,
	2014	2014
	(In thousands)
Available borrowing capacity	$3,232	$1,721
Outstanding letters of credit	$113	$113

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30,		Increase
	2014	2013	(Decrease)
	(In thousands)
Net cash provided by operating activities	$212	$885	$(673)
Net cash used in investing activities	(181)	(118)	63
Net cash used in financing activities	(12)	(179)	(167)

Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2014 decreased as compared to the prior year period due primarily to (i) increases in inventory and contract manufacturer receivables during the current quarter and (ii) the payment during the current quarter of variable compensation that was accrued as of June 30, 2014.

Investing Activities

Cash used in investing activities was related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment for new product deployment.

Financing Activities

The decrease in net cash used in financing activities was primarily due to the payoff of our term loan in September 2013.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2014, we were not involved in any material unconsolidated SPEs.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the Form 10-K for a description of our legal proceedings. There have been no material changes to the Company’s legal proceedings as disclosed in the Form 10-K.

Item 1A.	Risk Factors

For a discussion of the substantial risks and uncertainties that could impact our business, financial condition, results of operations or performance, please see the information listed in the item captioned “Risk Factors” in the Form 10-K. There have been no material changes to the risk factors as disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of, or hereby incorporated by reference into, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC. (Registrant)

Date: October 31, 2014	By:	/s/ KURT BUSCH
Kurt Busch
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2014	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

The exhibits listed below are hereby filed with the SEC as part of this Report.

		Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Exhibit	Filing Date

10.1	Summary of Lantronix, Inc. Annual Bonus Program		8-K	99.1	8/29/2014

10.2	Amendment dated September 30, 2014 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		8-K	99.1	10/2/2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language):

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

