Form 10-Q
period 2014-12-31
LANTRONIX INC
filed 2015-01-30
CIK 1114925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 23, 2015, there were 14,942,205 shares of the Registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

December 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, or the Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors, statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources ; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$5,407	$6,264
Accounts receivable, net	2,634	3,631
Contract manufacturers' receivable	393	359
Inventories, net	9,296	8,404
Prepaid expenses and other current assets	595	524
Total current assets	18,325	19,182
Property and equipment, net	1,432	1,487
Goodwill	9,488	9,488
Deferred tax assets	400	400
Other assets	99	125
Total assets	$29,744	$30,682

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,265	$4,547
Accrued payroll and related expenses	1,694	1,863
Warranty reserve	111	150
Deferred tax liabilities	400	400
Other current liabilities	3,302	3,418
Total current liabilities	9,772	10,378
Long-term capital lease obligations	–	7
Other non-current liabilities	75	131
Total liabilities	9,847	10,516

Commitments and contingencies

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	205,638	205,013
Accumulated deficit	(186,113)	(185,219)
Accumulated other comprehensive income	371	371
Total stockholders' equity	19,897	20,166
Total liabilities and stockholders' equity	$29,744	$30,682

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net revenue (1)	$10,735	$10,968	$22,271	$21,851
Cost of revenue	5,565	5,531	11,502	11,024
Gross profit	5,170	5,437	10,769	10,827
Operating expenses:
Selling, general and administrative	3,992	4,062	8,067	8,010
Research and development	1,782	1,643	3,526	3,324
Total operating expenses	5,774	5,705	11,593	11,334
Loss from operations	(604)	(268)	(824)	(507)
Interest expense, net	(3)	(7)	(8)	(16)
Other income (expense), net	1	(22)	(20)	(28)
Loss before income taxes	(606)	(297)	(852)	(551)
Provision for income taxes	26	26	42	39
Net loss and comprehensive loss	$(632)	$(323)	$(894)	$(590)

Net loss per share (basic and diluted)	$(0.04)	$(0.02)	$(0.06)	$(0.04)

Weighted-average common shares (basic and diluted)	14,874	14,621	14,831	14,600

Net revenue from related parties	$112	$180	$191	$373

(1)  Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	December 31,
	2014	2013
Operating activities
Net loss	$(894)	$(590)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	520	453
Depreciation	463	465
Provision for excess and obsolete inventories	52	159
Changes in operating assets and liabilities:
Accounts receivable	997	(150)
Contract manufacturers' receivable	(34)	183
Inventories	(944)	447
Prepaid expenses and other current assets	(72)	(114)
Other assets	20	(12)
Accounts payable	(319)	900
Accrued payroll and related expenses	(169)	189
Warranty reserve	(39)	(17)
Other liabilities	(155)	(692)
Net cash provided by (used in) operating activities	(574)	1,221

Investing activities
Purchases of property and equipment	(363)	(277)
Net cash used in investing activities	(363)	(277)

Financing activities
Payment of term loan	–	(167)
Net proceeds from issuances of common stock	158	101
Minimum tax withholding paid on behalf of employees for restricted shares	(53)	–
Payment of capital lease obligations	(25)	(23)
Net cash provided by (used in) financing activities	80	(89)
Increase (decrease) in cash and cash equivalents	(857)	855
Cash and cash equivalents at beginning of period	6,264	5,243
Cash and cash equivalents at end of period	$5,407	$6,098

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (referred to in these unaudited condensed consolidated financial statements as “Lantronix,” “we,” “us,” or “our”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2014, included in our Annual Report on Form 10-K filed with the SEC on August 22, 2014. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at December 31, 2014, the consolidated results of our operations for the three and six months ended December 31, 2014 and our consolidated cash flows for the six months ended December 31, 2014. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	June 30,
	2014	2014
	(In thousands)
Finished goods	$6,081	$5,162
Raw materials	1,768	1,890
Finished goods held by distributors	1,362	1,242
Large scale integration chips *	85	110
Inventories, net	$9,296	$8,404

* This item is sold individually and embedded into our products.

Other Liabilities

The following table presents details of our other liabilities:

	December 31,	June 30,
	2014	2014
	(In thousands)
Current
Customer deposits and refunds	$667	$711
Accrued raw materials purchases	1,013	1,138
Deferred revenue	195	128
Capital lease obligations	29	47
Taxes payable	234	235
Accrued operating expenses	1,164	1,159
Total other current liabilities	$3,302	$3,418

Non-current
Deferred revenue	$75	$91
Deferred rent	–	40
Total other non-current liabilities	$75	$131

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator:
Net loss	$(632)	$(323)	$(894)	$(590)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	14,874	14,621	14,831	14,600

Net loss per share (basic and diluted)	$(0.04)	$(0.02)	$(0.06)	$(0.04)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)
Common stock equivalents	1,672	2,625	1,632	2,482

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	December 31,
	2014	2013
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$38	$–

3.	Warranty Reserve

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

The following table presents details of our warranty reserve:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2014	2014
	(In thousands)
Beginning balance	$150	$193
Charged to cost of revenues	–	40
Usage	(39)	(83)
Ending balance	$111	$150

4.	Bank Line of Credit

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

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. We maintained a monthly quick ratio greater than 1.0 to 1.0 as of and during the three months ended December 31, 2014.

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

As of December 31, 2014, there were no borrowings outstanding on the revolving line of credit.

The following table sets forth the Minimum TNW compared to our Actual TNW:

December 31,
2014
(In thousands)
Minimum TNW	$6,000
Actual TNW	$10,409

The following table presents the available borrowing capacity on the revolving line of credit and outstanding letters of credit, which were used as security deposits. To date, we have not used any of the borrowing capacity under the revolving line of credit.

	December 31,	June 30,
	2014	2014
	(In thousands)
Available borrowing capacity	$2,637	$1,721
Outstanding letters of credit	$113	$113

5.	Stockholders’ Equity

Share-Based Plans

Our share-based plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of December 31, 2014, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Option Awards

The following table presents a summary of stock option activity under all of our stock option plans during the six months ended December 31, 2014:

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2014	2,719	$2.35
Granted	919	1.87
Forfeited	(20)	1.87
Expired	(59)	3.56
Exercised	(25)	1.40
Balance of options outstanding at December 31, 2014	3,534	$2.21

Restricted Stock Units

The following table presents a summary of activity with respect to RSUs during the six months ended December 31, 2014:

		Weighted
		Average
		Grant - Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of restricted stock units at June 30, 2014	61	$1.40
Granted	28	1.98
Forfeited	–	–
Vested	(61)	1.40
Balance of restricted stock units at December 31, 2014	28	$1.98

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (the “ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions. Each of our employees (including officers) is eligible to participate in the ESPP, subject to certain limitations as defined in the ESPP plan document.

The following table presents a summary of activity under our ESPP during the six months ended December 31, 2014:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2014	1,126
Reserved for issuance	–
Issued	(97)
Shares available for issuance at December 31, 2014	1,029

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)
Cost of revenues	$16	$11	$36	$24
Selling, general and administrative	195	159	369	317
Research and development	54	52	115	112
Total share-based compensation expense	$265	$222	$520	$453

The following table summarizes the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of December 31, 2014:

	Remaining	Remaining
	Unrecognized	Weighted
	Compensation	Average Years
	Cost	To Recognize
	(In thousands)
Stock options	$1,611	2.8
Restricted stock units	31	0.6
Stock purchase rights under ESPP	121	0.9

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Effective tax rate	4%	9%	5%	7%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2014 and June 30, 2014.

7.	Litigation and Contingencies

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that are expected to have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

8.	Facility Lease

On January 16, 2015, we entered into a building lease agreement (the “Lease”) with the Irvine Company, LLC (the “Landlord”). Pursuant to the Lease, we will lease approximately 27,000 square feet of office space for our corporate headquarters in Irvine, California. The Lease shall commence on the date which is the earlier to occur of: (a) the date we take possession of the premises following the completion of certain tenant improvements to the premises, but not earlier than March 1, 2015, or (b) the date we commence our regular business activities on the premises.

The Landlord is obligated to provide a tenant improvement allowance of up to $242,600 for tenant improvements, as defined by the Lease. The term of the Lease will be 65 months from the commencement date. The aggregate basic rent payable under the Lease during the 65-month term is currently expected to be paid as follows:

Fiscal year ending June 30,
(In thousands)
2015	$147
2016	449
2017	469
2018	491
2019	511
Thereafter	581
$2,648

Our existing lease with the Landlord shall terminate effective as of the day preceding the commencement date of the Lease, with no early termination fee.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in the Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the six months ended December 31, 2014 as compared to what was previously disclosed in the Form 10-K.

Results of Operations - Summary

In the three months ended December 31, 2014 our net revenue decreased by $233,000, or 2%, compared to the three months ended December 31, 2013. Our net loss was $632,000 for the three months ended December 31, 2014 compared to a net loss of $323,000 in the three months ended December 31, 2013. Our net loss for the current quarter was largely impacted by a decrease in revenue and a decrease in gross margin from 49.6% to 48.2%, driven by changes in our product mix between the two periods.

In the six months ended December 31, 2014 our net revenues increased by $420,000, or 2%, compared to the six months ended December 31, 2013. Our net loss was $894,000 for the six months ended December 31, 2014 compared to a net loss of $590,000 in the six months ended December 31, 2013. The increase in net loss was impacted by an increase in operating expenses of $259,000, primarily related to continued investments in research and development.

Results of Operations – Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

Net Revenue

The following tables present our fiscal quarter net revenue by product line and geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
OEM Modules	$5,298	49.4%	$4,696	42.8%	$602	12.8%
Enterprise Solutions	5,437	50.6%	6,272	57.2%	(835)	(13.3%	)
Net revenue	$10,735	100.0%	$10,968	100.0%	$(233)	(2.1%	)

	Three Months Ended December 31,
	2014			2013
	(In thousands)
	OEM Modules	Enterprise Solutions	Total	OEM Modules	Enterprise Solutions	Total
Americas	$1,971	$3,662	$5,633	$1,732	$4,304	$6,036
EMEA	2,154	1,150	3,304	1,819	1,194	3,013
Asia Pacific	550	349	899	633	440	1,073
Japan	623	276	899	512	334	846
	$5,298	$5,437	$10,735	$4,696	$6,272	$10,968

OEM Modules

Based on our experience, OEM Module products typically have a range of 12 to 24 months prior to reaching a meaningful revenue level. To date, the revenue contribution from our new OEM Modules products has been modest. Net revenue from our OEM Modules product line grew primarily as a result of increased unit sales of a newer product family, xPico, largely in the Americas region, as well as increased unit sales of our MatchPort product family in both the Americas and EMEA regions. Sales of our Premierwave EN in Japan also increased from the year ago quarter.

Enterprise Solutions

Net revenue from our Enterprise Solutions product line decreased primarily as a result of decreased unit sales of our mature products in particular the SLC, UDS, and EDS product families. The overall decrease in this product line was partially offset by sales growth in our new SLB2 and EDS-MD product families.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our fiscal quarter gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$5,170	48.2%	$5,437	49.6%	$(267)	(4.9%	)

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended December 31, 2014 was lower than the prior year period due primarily to changes in our product mix.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,383		$2,488		$(105)	(4.2%	)
Professional fees and outside services	359		332		27	8.1%
Advertising and marketing	422		422		–	0.0%
Travel	161		155		6	3.9%
Facilities	298		275		23	8.4%
Share-based compensation	195		159		36	22.6%
Depreciation	63		93		(30)	(32.3%	)
Other	111		138		(27)	(19.6%	)
Selling, general and administrative	$3,992	37.2%	$4,062	37.0%	$(70)	(1.7%	)

The decrease in selling, general and administrative expenses was primarily driven by lower variable compensation costs in the current quarter.

Research and Development

Research and development expenses consist of personnel-related expenses, including share-based compensation, as well as expenditures to third-party vendors for research and development activities and product certification costs. Our quarterly costs related to outside services and product certifications can vary from period to period depending on our level of development activities.

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,176		$1,149		$27	2.3%
Facilities	191		187		4	2.1%
Outside services	229		157		72	45.9%
Product certifications	66		39		27	69.2%
Share-based compensation	54		52		2	3.8%
Other	66		59		7	11.9%
Research and development	$1,782	16.6%	$1,643	15.0%	$139	8.5%

Research and development expenses increased primarily due to outside services and product certification costs, which were impacted by the timing of development projects. Personnel-related expenses were up slightly due to increased headcount and merit increases, partially offset by lower variable compensation costs.

Results of Operations – Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013

Net Revenue

The following tables present fiscal year-to-date net revenue by product line and geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
OEM Modules	$10,926	49.1%	$9,914	45.4%	$1,012	10.2%
Enterprise Solutions	11,345	50.9%	11,937	54.6%	(592)	-5.0%
Net revenue	$22,271	100.0%	$21,851	100.0%	$420	1.9%

	Six Months Ended December 31,
	2014			2013
	(In thousands)
	OEM Modules	Enterprise Solutions	Total	OEM Modules	Enterprise Solutions	Total
Americas	$4,380	$7,812	$12,192	$3,596	$7,990	$11,586
EMEA	4,323	2,275	6,598	3,943	2,400	6,343
Asia Pacific	1,167	661	1,828	1,259	832	2,091
Japan	1,056	597	1,653	1,116	715	1,831
	$10,926	$11,345	$22,271	$9,914	$11,937	$21,851

OEM Modules

Net revenue from our OEM Modules product line grew due to increases in unit sales across substantially all of our product families, particularly attributable to our xPico, Premierwave EN and xPort product families in the Americas region.

Enterprise Solutions

During the current six month period, we experienced declines in our Enterprise Solutions net revenue across all geographic regions. Most notably, declines in unit sales of our mature product families including the SLC, EDS, UDS and xPress product families contributed to the decrease. The overall decrease in net revenue was partially offset by growth in unit sales for many of our newer product families, including the SLB2, EDS-MD, xDirect, and PremierWave XN.

Gross Profit

The following table presents fiscal year-to-date gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$10,769	48.4%	$10,827	49.5%	$(58)	(0.5%	)

Gross margin for the six months ended December 31, 2014 was lower than the prior year period due to (i) the mix of product sales, whereby our OEM Modules contributed to a greater portion of total net sales and (ii) higher spending on manufacturing overhead.

Selling, General and Administrative

The following table presents fiscal year-to-date selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,905		$4,819		$86	1.8%
Professional fees & outside services	723		769		(46)	(6.0%	)
Advertising and marketing	841		859		(18)	(2.1%	)
Travel	310		312		(2)	(0.6%	)
Facilities	598		550		48	8.7%
Share-based compensation	369		317		52	16.4%
Depreciation	128		203		(75)	(36.9%	)
Other	193		181		12	6.6%
Selling, general and administrative	$8,067	36.2%	$8,010	36.7%	$57	0.7%

In total, selling, general and administrative spending in the current year period was relatively flat with the prior year period. We saw a small net increase in personnel-related and stock compensation expenses due to merit increases, equity award grants, and several headcount additions, all of which was partially offset by lower variable compensation expenses in the current year period.

Research and Development

The following table presents fiscal year-to-date research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2014	Revenue	2013	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,330		$2,258		$72	3.2%
Facilities	380		380		–	0.0%
Outside services	413		380		33	8.7%
Product certifications	147		82		65	79.3%
Share-based compensation	115		112		3	2.7%
Other	141		112		29	25.9%
Research and development	$3,526	15.8%	$3,324	15.2%	$202	6.1%

Research and development expenses increased due to (i) increased outside services and product certification costs, which were impacted by the timing of development projects and (ii) increased personnel-related costs for headcount and merit increases, partially offset by lower variable compensation costs.

Provision for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Effective tax rate	4%	9%	5%	7%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2014 and June 30, 2014.

Liquidity and Capital Resources

The following table presents details of our working capital and cash and cash equivalents:

	December 31,	June 30,
	2014	2014	Decrease
	(In thousands)
Working capital	$8,553	$8,804	$(251)
Cash and cash equivalents	$5,407	$6,264	$(857)

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

We are currently in the process of transitioning the manufacturing of a large portion of our Enterprise Solutions to a new contract manufacturer. During this transition period, we have purchased and expect to purchase buffer stock in order to reduce the likelihood of product shortages to our customers. In addition, we agreed to purchase unused raw material from the previous contract manufacturer. The transition has contributed to an increase in our inventory levels and our cash balance has been impacted. We expect that it will take two to three quarters for us to sell the buffer stock.

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

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. We maintained a monthly quick ratio greater than 1.0 to 1.0 as of and during the three months ended December 31, 2014.

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

The following table sets forth the Minimum TNW compared to our Actual TNW:

December 31,
2014
(In thousands)
Minimum TNW	$6,000
Actual TNW	$10,409

As of December 31, 2014, there were no borrowings outstanding on the revolving line of credit.

The following table presents the available borrowing capacity on the revolving line of credit and outstanding letters of credit, which were used as security deposits. To date, we have not used any of the borrowing capacity under the revolving line of credit.

	December 31,	June 30,
	2014	2014
	(In thousands)
Available borrowing capacity	$2,637	$1,721
Outstanding letters of credit	$113	$113

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	December 31,		Increase
	2014	2013	(Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$(574)	$1,221	$(1,795)
Net cash used in investing activities	(363)	(277)	86
Net cash provided by (used in) financing activities	80	(89)	(169)

Operating Activities

Net cash used by operating activities during the six months ended December 31, 2014 increased as compared to the prior year period due primarily to (i) a larger net loss, (ii) and increase in inventories from the prior fiscal year-end of approximately $900,000 as we have built up inventory levels for new products and a transition to a new contract manufacturer and (iii) the payment during the current year period of variable compensation that was accrued as of June 30, 2014.

Our net accounts receivable decreased by approximately $1.0 million from June 30, 2014 to December 31, 2014 primarily as a result of (i) timing of shipments and (ii) lower net revenue in the quarter ended December 31, 2014 as compared to the quarter ended June 30, 2014.

Investing Activities

Cash used in investing activities was related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment for new product deployment.

Financing Activities

The increase in net cash provided by financing activities was primarily due to the payoff of our term loan in September 2013.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2014, we were not involved in any material unconsolidated SPEs.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LANTRONIX, INC. (Registrant)

Date: January 30, 2015	By:	/s/ KURT BUSCH
Kurt Busch
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 30, 2015	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

The exhibits listed below are hereby filed with the SEC as part of this Report.

		Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Exhibit	Filing Date

10.1	Amendment dated December 31, 2014 to the Loan and Security Agreement dated May 23, 2006 between Lantronix, Inc. and Silicon Valley Bank		8-K	99.1	10/2/2014

10.2	Lease dated January 9, 2015 between Lantronix, Inc. and The Irvine Company, LLC		8-K	99.1	1/20/2015

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language):

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

