Form 10-Q
period 2015-03-31
LANTRONIX INC
filed 2015-04-30
CIK 1114925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 24, 2015, there were 14,942,205 shares of the Registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, or the Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors, statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources ; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	June 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$5,598	$6,264
Accounts receivable, net	2,631	3,631
Contract manufacturers' receivable	486	359
Inventories, net	8,740	8,404
Prepaid expenses and other current assets	493	524
Total current assets	17,948	19,182
Property and equipment, net	1,311	1,487
Goodwill	9,488	9,488
Deferred tax assets	400	400
Other assets	95	125
Total assets	$29,242	$30,682

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,032	$4,547
Accrued payroll and related expenses	1,676	1,863
Warranty reserve	111	150
Deferred tax liabilities	400	400
Other current liabilities	3,614	3,418
Total current liabilities	9,833	10,378
Long-term capital lease obligations	8	7
Other non-current liabilities	93	131
Total liabilities	9,934	10,516

Commitments and contingencies

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	205,888	205,013
Accumulated deficit	(186,952)	(185,219)
Accumulated other comprehensive income	371	371
Total stockholders' equity	19,308	20,166
Total liabilities and stockholders' equity	$29,242	$30,682

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net revenue (1)	$10,444	$11,593	$32,715	$33,444
Cost of revenue	5,735	5,694	17,237	16,718
Gross profit	4,709	5,899	15,478	16,726
Operating expenses:
Selling, general and administrative	3,914	4,248	11,981	12,258
Research and development	1,619	1,757	5,145	5,081
Total operating expenses	5,533	6,005	17,126	17,339
Loss from operations	(824)	(106)	(1,648)	(613)
Interest expense, net	(4)	(6)	(12)	(22)
Other expense, net	(5)	(2)	(25)	(30)
Loss before income taxes	(833)	(114)	(1,685)	(665)
Provision for income taxes	6	16	48	55
Net loss and comprehensive loss	$(839)	$(130)	$(1,733)	$(720)

Net loss per share (basic and diluted)	$(0.06)	$(0.01)	$(0.12)	$(0.05)

Weighted-average common shares (basic and diluted)	14,942	14,686	14,868	14,629

Net revenue from related parties	$28	$79	$219	$452

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(1,733)	$(720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	770	662
Depreciation	680	693
Provision for excess and obsolete inventories	262	111
Changes in operating assets and liabilities:
Accounts receivable	1,000	(1,288)
Contract manufacturers' receivable	(127)	41
Inventories	(598)	1,029
Prepaid expenses and other current assets	31	(39)
Other assets	17	(30)
Accounts payable	(514)	1,182
Accrued payroll and related expenses	(187)	356
Warranty reserve	(39)	(36)
Other liabilities	179	(862)
Net cash provided by (used in) operating activities	(259)	1,099
Investing activities
Purchases of property and equipment	(474)	(417)
Net cash used in investing activities	(474)	(417)
Financing activities
Payment of term loan	–	(167)
Net proceeds from issuances of common stock	158	154
Minimum tax withholding paid on behalf of employees for restricted shares	(53)	–
Payment of capital lease obligations	(38)	(35)
Net cash provided by (used in) financing activities	67	(48)
Increase (decrease) in cash and cash equivalents	(666)	634
Cash and cash equivalents at beginning of period	6,264	5,243
Cash and cash equivalents at end of period	$5,598	$5,877

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix, Inc. (referred to in these unaudited condensed consolidated financial statements as “Lantronix,” “we,” “us,” or “our”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2014, included in our Annual Report on Form 10-K filed with the SEC on August 22, 2014. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at March 31, 2015, the consolidated results of our operations for the three and nine months ended March 31, 2015 and our consolidated cash flows for the nine months ended March 31, 2015. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In doing so, among other things, companies will generally need to use more judgment and make more estimates than under the current guidance. Currently, the accounting standard will be effective for Lantronix in the fiscal year beginning July 1, 2017. The standard may be adopted using a full retrospective or a modified retrospective (cumulative effect) method. Currently, early adoption is not permitted. In April 2015, the FASB issued a proposal to defer the effective date of the new standard by one year, but to permit companies to adopt one year earlier if they choose. We are currently evaluating this standard and have not yet selected a transition method nor have we determined the effect of the standard on our financial statements and related disclosures.

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

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31,	June 30,
	2015	2014
	(In thousands)
Finished goods	$5,059	$5,162
Raw materials	2,292	1,890
Finished goods held by distributors	1,261	1,242
Large scale integration chips *	128	110
Inventories, net	$8,740	$8,404

* This item is sold individually and embedded into our products.

Other Liabilities

The following table presents details of our other liabilities:

	March 31,	June 30,
	2015	2014
	(In thousands)
Current
Customer deposits and refunds	$924	$711
Accrued raw materials purchases	729	1,138
Deferred revenue	599	128
Capital lease obligations	25	47
Taxes payable	235	235
Accrued operating expenses	1,102	1,159
Total other current liabilities	$3,614	$3,418

Non-current
Deferred revenue	$93	$91
Deferred rent	–	40
Total other non-current liabilities	$93	$131

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(In thousands, except per share data)
Numerator:
Net loss	$(839)	$(130)	$(1,733)	$(720)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	14,942	14,686	14,868	14,629

Net loss per share (basic and diluted)	$(0.06)	$(0.01)	$(0.12)	$(0.05)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended March 31,		Nine Months Ended March 13,
	2015	2014	2015	2014
	(In thousands)
Common stock equivalents	1,700	930	1,653	1,696

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended March 31,
	2015	2014
	(In thousands)
Non-cash acquisition of property and equipment under capital leases	$17	$–

3.	Warranty Reserve

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

The following table presents details of our warranty reserve:

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2015	2014
	(In thousands)
Beginning balance	$150	$193
Charged to cost of revenues	43	40
Usage	(82)	(83)
Ending balance	$111	$150

4.	Bank Line of Credit

On September 30, 2014, we entered into an amendment (the “Amendment”) to our existing Loan and Security Agreement dated May 23, 2006 (as amended, the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Amendment provides, among other things, for (i) a renewal of our $4.0 million revolving line of credit with an extended maturity date of September 30, 2016 and (ii) a modification of the revolving credit line borrowing base formula to include a portion of our foreign accounts receivable to the borrowing base and increase the borrowing limit related to domestic accounts receivable.

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. We maintained a monthly quick ratio greater than 1.0 to 1.0 as of and during the three months ended March 31, 2015.

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

As of March 31, 2015, we had no borrowings outstanding on the revolving line of credit.

The following table sets forth the Minimum TNW compared to our Actual TNW:

March 31,
2015
(In thousands)
Minimum TNW	$6,000
Actual TNW	$9,820

The following table presents the available borrowing capacity on the revolving line of credit and outstanding letters of credit. To date, we have not used any of the borrowing capacity under the revolving line of credit.

	March 31, 2015	June 30, 2014
	(In thousands)
Available borrowing capacity	$2,541	$1,721
Outstanding letters of credit	$755	$113

In February 2015, we executed a letter of credit with SVB for $591,000 in connection with the purchase of raw materials from one of our contract manufacturers. We paid for the purchase of such materials in early April 2015. All other outstanding letters of credit at March 31, 2015 and June 30, 2014 were used as security deposits.

5.	Stockholders’ Equity

Share-Based Plans

Our share-based plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of March 31, 2015, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Option Awards

The following table presents a summary of stock option activity under all of our stock option plans during the nine months ended March 31, 2015:

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2014	2,719	$2.35
Granted	935	1.87
Forfeited	(24)	1.90
Expired	(74)	4.23
Exercised	(25)	1.40
Balance of options outstanding at March 31, 2015	3,531	$2.19

Restricted Stock Units

The following table presents a summary of activity with respect to RSUs during the nine months ended March 31, 2015:

		Weighted
		Average
		Grant - Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of restricted stock units at June 30, 2014	61	$1.40
Granted	28	1.98
Vested	(61)	1.40
Balance of restricted stock units at March 31, 2015	28	$1.98

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (the “ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions. Each of our employees (including officers) is eligible to participate in the ESPP, subject to certain limitations as defined in the ESPP plan document.

The following table presents a summary of activity under our ESPP during the nine months ended March 31, 2015:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2014	1,126
Issued	(97)
Shares available for issuance at March 31, 2015	1,029

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(In thousands)
Cost of revenues	$17	$11	$53	$35
Selling, general and administrative	189	144	558	461
Research and development	44	54	159	166
Total share-based compensation expense	$250	$209	$770	$662

The following table summarizes the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of March 31, 2015:

	Remaining	Remaining
	Unrecognized	Weighted
	Compensation	Average Years
	Cost	To Recognize
	(In thousands)
Stock options	$1,422	2.7
Restricted stock units	17	0.3
Stock purchase rights under ESPP	99	0.6

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Effective tax rate	1%	14%	3%	8%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2015 and June 30, 2014.

7.	Litigation and Contingencies

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that are expected to have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

8.	Facility Lease

On January 16, 2015, we entered into a building lease agreement (the “Lease”) with the Irvine Company, LLC (the “Landlord”). Pursuant to the Lease, we will lease approximately 27,000 square feet of office space for our corporate headquarters in Irvine, California. The Lease shall commence on the date which is the earlier to occur of: (a) the date we take possession of the premises following the completion of certain tenant improvements to the premises, but not earlier than March 1, 2015, or (b) the date we commence our regular business activities on the premises. We currently expect to take possession of the premises, and commence our regular business activities, sometime in June 2015.

The Landlord is obligated to provide a tenant improvement allowance of up to $242,600 for tenant improvements, as defined by the Lease. The term of the Lease will be 65 months from the commencement date. The aggregate basic rent payable under the Lease during the 65-month term is currently expected to be paid as follows:

Fiscal year ending June 30,
(In thousands)
2015	$37
2016	444
2017	463
2018	486
2019	505
Thereafter	713
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

Overview

Lantronix, Inc. (the “Company,” “Lantronix,” “we,” “our,” or “us”) is a specialized networking company providing machine to machine (“M2M”) and Internet of Things (“IoT”) solutions. Our products deliver secure connectivity, device management and mobility for today's increasingly connected world. By networking and managing devices and machines that have never before been connected, we enable our customers to realize the possibilities of the IoT.

Founded in 1989, we pioneer robust, intelligent and easy to deploy solutions for mission critical applications in a wide range of industries, including data center, medical, security, industrial, transportation, retail, financial and government. We organize our solutions into two product lines based on how they are marketed, sold and deployed: OEM Modules and Enterprise Solutions. We conduct our business globally and manage our sales teams by geography, according to four regions: the Americas; Europe, Middle East, and Africa (“EMEA”); Asia Pacific; and Japan.

Products and Solutions Overview

New Products are defined as products that have been released since the second quarter of the fiscal year ended June 30, 2012.

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

The products are offered with a software suite intended to decrease our customer’s time-to-market and increase their value add. Among others, the following product families are included in our OEM Module product line: ASIC, MatchPort®, PremiereWave® EN, WiPort®, xPico®, xPico® Wi-Fi, and xPort®.

OEM Modules are typically sold to original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), contract manufacturers and distributors. OEMs design and sell products under their own brand that are either manufactured by the OEM in-house or by third-party contract manufacturers. ODMs design and manufacture products for third parties, which then sell those products under their own brand. The design cycles using our OEM modules typically range from 12 to 24 months and can generate revenue for the entire life-cycle of an end-user’s product.

Enterprise Solutions

Our Enterprise Solutions are electronic products that are typically connected to one or more existing pieces of electronic equipment to provide additional connectivity or functionality. Our Enterprise Solutions are designed to enhance the value and utility of machines and other devices through network connectivity, routing, switching, application hosting, remote management, telemetry, telematics, printing, protocol conversion and other functions. Our Enterprise Solutions include products such as wired and wireless device servers, I/O servers, terminal servers, console servers, print servers, remote keyboard video mouse (KVM), management, power management and software management platforms. Among others, the following product families are included in our Enterprise Solutions product line: EDS, EDS-MD, PremierWave® XC, PremierWave® XN, SLB™, SLC™, SLC8000, SLP™, Spider™, UDS, xDirect®, xPress™, xPrintServer®, and xSenso®.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in the Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the nine months ended March 31, 2015 as compared to what was previously disclosed in the Form 10-K.

Results of Operations - Summary

In the three months ended March 31, 2015 our net revenue decreased by $1.1 million, or 10%, compared to the three months ended March 31, 2014 as increased sales from our New Products was not large enough to outpace the decline in sales of our Legacy Products and weakness in capital spending that impacted the timing of customer projects. The decline in Legacy Products was partially offset by 33% growth in New Product revenue. Our net loss was $839,000 for the three months ended March 31, 2015 compared to a net loss of $130,000 in the three months ended March 31, 2014. Our net loss for the current quarter was largely impacted by a decrease in revenue and a decrease in gross margin from 50.9% to 45.1%, primarily resulting from charges for excess inventories in the amount of $290,000.

In the nine months ended March 31, 2015 our net revenues decreased by $729,000, or 2%, compared to the nine months ended March 31, 2014 as revenue contribution from our New Products was not large enough to outpace the decline in our Legacy Products and weakness in capital spending that impacted the timing of customer projects. The decline in Legacy Products was partially offset by 59% growth in New Product revenue. Our net loss was $1.7 million for the nine months ended March 31, 2015 compared to a net loss of $720,000 in the nine months ended March 31, 2014. The increase in net loss was driven by the decrease in net revenue, and decrease in gross margin from 50.0% to 47.3%, primarily resulting from charges for excess inventories approximating $480,000 and changes in our product mix.

Results of Operations – Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net Revenue

The following tables present our fiscal quarter net revenue by product line and geographic region:

	Three Months Ended March 31,
	2015			2014			Total Change
	OEM Modules	Enterprise Solutions	Total	OEM Modules	Enterprise Solutions	Total	$	%
	(In thousands, except percentages)
New Products	$495	$1,157	$1,652	$420	$821	$1,241	$411	33.1%
Legacy Products	4,734	4,058	8,792	5,671	4,681	10,352	(1,560)	(15.1%)
	$5,229	$5,215	$10,444	$6,091	$5,502	$11,593	$(1,149)	(9.9%)

	Three Months Ended March 31,
	2015			2014
	(In thousands)
	OEM Modules	Enterprise Solutions	Total	OEM Modules	Enterprise Solutions	Total
Americas	$1,978	$3,407	$5,385	$2,409	$3,475	$5,884
EMEA	2,151	1,172	3,323	2,241	1,455	3,696
Asia Pacific	493	307	800	665	319	984
Japan	607	329	936	776	253	1,029
	$5,229	$5,215	$10,444	$6,091	$5,502	$11,593

OEM Modules

Based on our experience, OEM Module products typically have a range of 12 to 24 months prior to reaching a meaningful revenue level. Net revenue from our OEM Modules declined primarily as a result of a decline in sales from Legacy Products. The decline in OEM Modules was slightly offset by growth from one of our New Products, the xPico WiFi, which benefited from design wins moving into production during the three months ended March 31, 2015.

Enterprise Solutions

Net revenue from our Enterprise Solutions product line decreased primarily as a result of decreased unit sales of our Legacy Products, in particular the SLC and SLS product families in the EMEA region and weakness in capital spending that impacted the timing of customer projects. The decline in Enterprise Solutions was partially offset by an increase in unit sales across many of our New Product families including the new SLB, EDS-MD, SLC8000, xDirect, PremierWave XN, and PremierWave XC.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our fiscal quarter gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$4,709	45.1%	$5,899	50.9%	$(1,190)	(20.2%)

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended March 31, 2015 was lower than the prior year period primarily due to charges for excess inventories of approximately $290,000 and, to a lesser extent, product mix related to lower contribution from our SLC product family during the current quarter.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,423		$2,633		$(210)	(8.0%)
Professional fees and outside services	262		284		(22)	(7.7%)
Advertising and marketing	417		571		(154)	(27.0%)
Travel	148		149		(1)	(0.7%)
Facilities	289		262		27	10.3%
Share-based compensation	189		144		45	31.3%
Depreciation	52		83		(31)	(37.3%)
Other	134		122		12	9.8%
Selling, general and administrative	$3,914	37.5%	$4,248	36.6%	$(334)	(7.9%)

The decrease in selling, general and administrative expenses was primarily due to (i) lower variable compensation costs in the current quarter and (ii) lower marketing spending, primarily related to trade shows and other external costs.

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

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,100		$1,120		$(20)	(1.8%)
Facilities	181		177		4	2.3%
Outside services	197		201		(4)	(2.0%)
Product certifications	38		91		(53)	(58.2%)
Share-based compensation	44		54		(10)	(18.5%)
Other	59		114		(55)	(48.2%)
Research and development	$1,619	15.5%	$1,757	15.2%	$(138)	(7.9%)

Research and development expenses decreased primarily due to lower material expenses (included in “Other”) and product certification costs, which were impacted by the timing of development projects.

Results of Operations – Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014

Net Revenue

The following tables present fiscal year-to-date net revenue by product line and geographic region:

	Nine Months Ended March 31,
	2015			2014			Total Change
	OEM Modules	Enterprise Solutions	Total	OEM Modules	Enterprise Solutions	Total	$	%
	(In thousands, except percentages)
New Products	$970	$4,045	$5,015	$565	$2,585	$3,150	$1,865	59.2%
Legacy Products	15,185	12,515	27,700	15,440	14,854	30,294	(2,594)	(8.6%)
	$16,155	$16,560	$32,715	$16,005	$17,439	$33,444	$(729)	(2.2%)

	Nine Months Ended March 31,
	2015			2014
	(In thousands)
	OEM Modules	Enterprise Solutions	Total	OEM Modules	Enterprise Solutions	Total
Americas	$6,358	$11,219	$17,577	$6,005	$11,465	$17,470
EMEA	6,474	3,447	9,921	6,184	3,855	10,039
Asia Pacific	1,660	968	2,628	1,924	1,151	3,075
Japan	1,663	926	2,589	1,892	968	2,860
	$16,155	$16,560	$32,715	$16,005	$17,439	$33,444

OEM Modules

Net revenue from our OEM Modules product line increased primarily as a result of an increase in New Product sales which offset a decline in Legacy Product sales. Specifically, we experienced increased unit sales of the xPico (New) and xPort Pro product families in the Americas and the xPico WiFi (New) product family in the EMEA region. We also saw an increase in the Premierwave EN product family in all regions. The overall increase in net revenue in this product line for the current year-to-date period was partially offset by decreased unit sales of three of our Legacy Product families: (i) Micro in the Americas and Asia Pacific regions, (ii) ASIC in the Americas and EMEA regions and (iii) WiPort in Japan and the Asia Pacific region.

Enterprise Solutions

Net revenue from our Enterprise Solutions product line decreased primarily due to a decrease in our Legacy Products, such as the SLC, SLS, EDS, UDS and xPress and weakness in capital spending that impacted the timing of customer projects. The decrease in Legacy Product sales was partially offset by growth in unit sales for many of our New Products, including the new SLB, EDS-MD, xDirect, PremierWave XN and SLC8000.

Gross Profit

The following table presents fiscal year-to-date gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$15,478	47.3%	$16,726	50.0%	$(1,248)	(7.5%)

Gross margin for the nine months ended March 31, 2015 was lower than the prior year period primarily due to (i) charges for excess inventories of approximately $480,000 and (ii) product mix as our higher-margin Enterprise Solutions product line contributed at a lower level than the prior year period.

Selling, General and Administrative

The following table presents fiscal year-to-date selling, general and administrative expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$7,328		$7,452		$(124)	(1.7%)
Professional fees and outside services	985		1,053		(68)	(6.5%)
Advertising and marketing	1,258		1,430		(172)	(12.0%)
Travel	458		461		(3)	(0.7%)
Facilities	887		812		75	9.2%
Share-based compensation	558		461		97	21.0%
Depreciation	180		286		(106)	(37.1%)
Other	327		303		24	7.9%
Selling, general and administrative	$11,981	36.6%	$12,258	36.7%	$(277)	(2.3%)

Selling, general and administrative expenses decreased in the current year period primarily due to (i) lower levels of spending on trade shows and outside marketing programs, (ii) lower variable compensation expenses and (iii) a decrease in legal fees.

Research and Development

The following table presents fiscal year-to-date research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,430		$3,378		$52	1.5%
Facilities	561		557		4	0.7%
Outside services	610		581		29	5.0%
Product certifications	185		173		12	6.9%
Share-based compensation	159		166		(7)	(4.2%)
Other	200		226		(26)	(11.5%)
Research and development	$5,145	15.7%	$5,081	15.2%	$64	1.3%

In total, research and development spending in the current year period was relatively consistent with the prior year period. We experienced an increase in personnel-related expense due to headcount and merit increases, which were partially offset by lower variable compensation expenses in the current year period.

Provision for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Effective tax rate	1%	14%	3%	8%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2015 and June 30, 2014.

Liquidity and Capital Resources

The following table presents details of our working capital and cash and cash equivalents:

	March 31,	June 30,
	2015	2014	Decrease
	(In thousands)
Working capital	$8,115	$8,804	$(689)
Cash and cash equivalents	$5,598	$6,264	$(666)

Our principal sources of cash and liquidity include our existing cash and cash equivalents, amounts available under our credit facility and cash generated from operations. We believe that these sources will be sufficient to fund our current requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements, and capital expenditures.

We recently transitioned the manufacturing of a large portion of our Enterprise Solutions to a new contract manufacturer. In addition, we agreed to purchase unused raw material from the previous contract manufacturer. In February 2015, we secured the repurchase of the raw materials with a $591,000 letter of credit. The letter of credit was paid in April 2015.

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

Loan Agreement

On September 30, 2014, we entered into an amendment (the “Amendment”) to our existing Loan and Security Agreement dated May 23, 2006 (as amended, the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Amendment provides, among other things, for (i) a renewal of our $4.0 million revolving line of credit with an extended maturity date of September 30, 2016 and (ii) a modification of the revolving credit line borrowing base formula to include a portion of our foreign accounts receivable to the borrowing base and increase the borrowing limit related to domestic accounts receivable.

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. We maintained a monthly quick ratio greater than 1.0 to 1.0 as of and during the three months ended March 31, 2015.

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

The following table sets forth the Minimum TNW compared to our Actual TNW:

March 31,
2015
(In thousands)
Minimum TNW	$6,000
Actual TNW	$9,820

The following table presents the available borrowing capacity on the revolving line of credit and outstanding letters of credit. To date, we have not used any of the borrowing capacity under the revolving line of credit.

	March 31,	June 30,
	2015	2014
	(In thousands)
Available borrowing capacity	$2,541	$1,721
Outstanding letters of credit	$755	$113

In February 2015, we executed a letter of credit with SVB for $591,000 in connection with the purchase of raw materials from one of our contract manufacturers. We paid for the purchase of such materials in early April 2015. All other outstanding letters of credit at March 31, 2015 and June 30, 2014 were used as security deposits.

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended March 31,		Increase
	2015	2014	(Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$(259)	$1,099	$(1,358)
Net cash used in investing activities	(474)	(417)	(57)
Net cash provided by (used in) financing activities	67	(48)	115

Operating Activities

Net cash used by operating activities during the nine months ended March 31, 2015 increased as compared to the prior year period due primarily to (i) a larger net loss and (ii) an increase in inventories from the prior fiscal year-end of approximately $600,000 as we have built up inventory levels for new products and a transition to a new contract manufacturer. Cash from operations benefited during the quarter ended March 31, 2015 from a customer prepayment of approximately $255,000.

Our net accounts receivable decreased by approximately $1.0 million from June 30, 2014 to March 31, 2015 primarily as a result of (i) timing of shipments and (ii) lower net revenue in the quarter ended March 31, 2015 as compared to the quarter ended June 30, 2014.

Investing Activities

Cash used in investing activities was related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment for new product deployment.

Financing Activities

The increase in net cash provided by financing activities was primarily due to net proceeds received from common stock shares issued through stock plans, partially offset by payments for capital leases.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2015, we were not involved in any material unconsolidated SPEs.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LANTRONIX, INC. (Registrant)

Date: April 30, 2015	By:	/s/ KURT BUSCH
Kurt Busch
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2015	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

The exhibits listed below are hereby filed with the SEC as part of this Report.

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Exhibit	Filing Date

10.1	Lease dated January 9, 2015 between Lantronix, Inc. and The Irvine Company, LLC		8-K	99.1	1/20/2015

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language):

(i) 101.INS BURL Instance Document;

(ii) 101.SCH XBRL Taxonomy Extension Schema Document;

(iii) 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document;

(iv) 101.DEF XBRL Taxonomy Extension Definition Linkbase Document;

(v) 101.LAB XBRL Taxonomy Extension Label Linkbase Document;

(vi) 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

X

_______________

* Furnished, not filed.

