Form 10-K
period 2015-06-30
LANTRONIX INC
filed 2015-08-21
CIK 1114925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 1-16027

LANTRONIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0362767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7535 Irvine Center Drive, Suite 100, Irvine, California 92618

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock as reported by the NASDAQ Capital Market on December 31, 2014, the last trading day of the registrant’s second fiscal quarter, was approximately $11.8 million. The determination of affiliate status for this purpose shall not be a conclusive determination for any other purpose.

As of July 31, 2015, there were 15,104,710 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement on Schedule 14A relating to the registrant's 2015 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

LANTRONIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2015

* Not required for a “smaller reporting company.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2015, or the Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. In particular, this Report contains forward-looking statements relating to, among other things:

•	predictions of or assumptions about earnings, revenues, expenses or other financial matters;
•	forecasts of our liquidity position or available cash resources;
•	plans or expectations with respect to our product development activities or business strategy;
•	anticipated industry or competitive trends;
•	demand for our products or for the products of our competitors;
•	manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business;
•	our relationship with distributors;
•	assumptions regarding the future cost and potential benefits of our research and development efforts;
•	the impact of pending litigation; and
•	assumptions underlying any of the foregoing.

We have based our forward-looking statements on our management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our results or experiences, or future business, financial condition, results of operations or performance, to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” in Item 1A of this Report, as well as in our other filings with the Securities and Exchange Commission, or the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

We qualify all of our forward-looking statements by these cautionary statements.

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

We began as a developer of solutions that helped to access, manage and network-enable IT machines and devices. In 2001, the Company positioned itself as an early innovator in the M2M market by expanding its focus to develop solutions that would allow original equipment manufacturers (“OEMs”) and end-users to web-enable their non-PC machines and devices. During the fiscal year ended June 30, 2012, we adopted a new strategy which included renewed focus on product development for the IoT market. Today, we are known as a global provider of smart IoT solutions that enable businesses to make better decisions with high levels of security, management and mobility.

We provide a broad portfolio of products intended to enhance the value of electronic devices and machines. Our products are typically used by enterprise and commercial businesses, government institutions, telecommunication and utility companies, financial institutions, healthcare providers and individual consumers.

We conduct our business globally and manage our sales teams by four geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); Asia Pacific; and Japan.

We were incorporated in California in 1989 and reincorporated in Delaware in 2000.

References in this Report to “fiscal 2015” refer to the fiscal year ended June 30, 2015 and references to “fiscal 2014” refer to the fiscal year ended June 30, 2014.

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

Our strategy is to leverage our networking expertise to capitalize on market transitions relating to the convergence of mobility and M2M deployments in the context of the IoT. Our strategy is primarily focused on the following market transitions:

•	the increasing role of wireless networks for IoT communication;

•	the desire to remotely access, monitor and manage machines and electronic devices; and

•	the increasing importance of security in IoT deployments.

We plan to address these market transitions by offering products designed in close collaboration with Tier 1 lead customers that provide simple customization, manageability, and high levels of security and ruggedness.

We offer standard products and customized products as well as professional services to assist our customers in participating in the IoT marketplace.

Many of our “New Products”, defined as products that have been released since the start of the second quarter of the fiscal year ended June 30, 2012, have been designed to fulfill the needs created by these market transitions. Our New Products include families such as the EDS-MD, PremierWave® XC, PremierWave® XN, SLB™, SLC 8000, xDirect®, xPico®, xPico® Wi-Fi, xPrintServer® and xSenso®.

We organize our solutions into two product lines based on how they are marketed, sold and deployed: IoT Modules (previously referred to as OEM Modules) and Enterprise Solutions.

Our strategy includes expanding our sales channels and marketing efforts with the goal of selling our full portfolio of products worldwide. Historically, our IoT Modules have been sold across all of our significant geographic regions, however a large portion of our Enterprise Solutions revenue has been generated in the Americas region as our sales channel in the Americas has had the focus and expertise to sell these products. Since our fiscal year ended June 30, 2013, we have made efforts to improve our sales channels in regions outside of North America by expanding our distribution relationships. We believe that as we make progress in expanding our sales channels, we can increase the worldwide sales of our Enterprise Solutions.

Products and Solutions

IoT Modules

IoT Modules are electronic products that serve as building blocks embedded within modern electronic systems and equipment. Each module consists of one or more silicon integrated circuits combined with specialized firmware to provide a self-contained function. Many modules are pre-certified in a number of countries thereby significantly reducing the customer’s regulatory certification costs and accelerating time to market. Our IoT Modules product line includes wired and wireless products that are designed to enhance the value and utility of modern electronic systems and equipment by providing secure network connectivity, application hosting, protocol conversion and other functions. The products are offered with a software suite intended to further decrease our customer’s time-to-market and increase their value add. Among others, the following product families are included in our IoT Modules product line: MatchPort®, PremiereWave® EN, WiPort®, xPico®, xPico® Wi-Fi, and xPort®.

Our IoT Modules are typically sold to OEMs, original design manufacturers (“ODMs”), contract manufacturers and distributors. OEMs design and sell products under their own brand that are either manufactured by the OEM in-house or by third-party contract manufacturers. ODMs design and manufacture products for third parties, which then sell those products under their own brand. The design cycles using our IoT Modules typically range from 12 to 24 months and can generate revenue for the entire life-cycle of an end-user’s product.

Enterprise Solutions

Our Enterprise Solutions consist of electronic products that typically connect to one or more existing machines and devices and provide network connectivity or additional functionality. Our Enterprise Solutions are designed to enhance the value and utility of machines and devices by making the data from them available to users, systems and processes or by controlling their properties and features over the network. Our Enterprise Solutions primarily serve three markets: IoT Gateways, IT Infrastructure Management and Mobile Printing, based on the target application while relying on a common set of core technologies such as network connectivity, routing, switching and remote management. IoT Gateways encompass our line of wired and wireless device servers and terminal servers that add network connectivity to legacy or existing machines and intelligent gateways that add application hosting, protocol conversion and secure access for distributed Enterprise IoT deployments. IT Infrastructure Management includes console management, power management, keyboard video mouse (KVM) products that provide out-of-band management access to IT and networking infrastructure deployed in data centers and server rooms. Mobile Printing covers the lineup of print servers that enhances the installed base of printers to work with Google Cloud Print and Apple Airprint. The following product families are included in our Enterprise Solutions product line: EDS, PremierWave® XC, PremierWave® XN, SLB™, SLC™, SLP™, Spider™, UDS, xDirect®, xPress™, xPrintServer®, and xSenso®.

Enterprise Solutions are typically sold through value added resellers (“VARs”), systems integrators, distributors, e-tailers and to a lesser extent to OEMs. Sales are often project-based and may result in significant quarterly fluctuations.

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

Our larger distributors, based on sales volume, include Ingram Micro, Atlantik Elektronik, Arrow Electronics, Tech Data, and Acal. We also maintain relationships with many other distributors in the Americas, EMEA, Asia Pacific, and Japan.

VARs and Other Resellers

Our Enterprise Solutions products, and, to a lesser extent our IoT Modules, are often sold by industry-specific system integrators and other VARs, who often obtain our products from our distributors. Additionally, our products are sold by direct market resellers such as CDW, ProVantage, and Amazon.com.

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

Manufacturing

Our manufacturing operations are primarily conducted through third-party contract manufacturers. We utilize the following contract manufacturers primarily located in China to manufacture most of our products: AsteelFlash Group; Hana Microelectronics; and Universal Global Technology Co., Ltd.; In addition, we use eSilicon Corporation to manage Taiwan Semiconductor Manufacturing Company, Ltd., a third-party foundry located in Taiwan, which manufactures our large scale integration chips. We manufacture certain products with final assembly in the U.S. to meet trade compliance requirements.

Our contract manufacturers source raw materials, components and integrated circuits, in accordance with our specifications and forecasts, and perform printed circuit board assembly, final assembly, functional testing and quality control. Our products are manufactured to our designs with standard and custom components. Most of these components are available from multiple vendors. However, we have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us.

Research and Development

Our research and development efforts are focused on the development of hardware and software technology to differentiate our products and enhance our competitive position in the markets we serve. Product research and development is done both in-house and with outsourced resources.

	Years Ended June 30,
	2015	2014
	(In thousands)
Research and development expenses	$6,923	$6,746

Competition

Our industry is highly competitive and characterized by rapid technological advances and evolving industry standards. The market can be affected significantly by new product introductions and marketing activities of industry participants. We believe that we compete for customers on the basis of product features, software capabilities, company reputation, brand recognition, technical support, relationships with partners, quality, reliability, product development capabilities, price and availability. A discussion of factors potentially affecting our ability to compete in the markets in which we operate is set forth in “Risk Factors” in Item 1A of this Report, which is incorporated herein by reference.

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

United States and Foreign Government Regulation

Many of our products are subject to certain mandatory regulatory approvals in the regions in which our products are deployed. In particular, wireless products must be approved by the relevant government authority prior to these products being offered for sale. In addition, certain jurisdictions have regulations requiring products to use environmentally friendly components. Some of our products employ security technology, which is subject to various U.S. export restrictions.

Employees

As of July 31, 2015, we had 110 full time employees, none of whom is represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and other reports and information that we file or furnish pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website at www.lantronix.com as soon as reasonably practicable after filing or furnishing such reports with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The Company’s audit committee charter; corporate governance and nominating committee charter; and compensation committee charter are also posted on the Company’s website at www.lantronix.com under “Investor Relations.” The contents of the Company’s website are not incorporated by reference into this Report. References to our website address in this Report are inactive textual references only.

Executive Officers of the Registrant

The following table presents the names, ages, and positions held by our executive officers. There are no family relationships between any of our directors or executive officers. Executive officers serve at the discretion of the board of directors.

Name	Age	Position

Kurt F. Busch	44	President and Chief Executive Officer
Jeremy R. Whitaker	44	Chief Financial Officer
Michael A. Fink	44	Vice President of Operations
Daryl R. Miller	54	Vice President of Engineering
Robert O. Robinson	54	Vice President of Worldwide Sales
Kurt E. Scheuerman	47	Vice President, General Counsel and Secretary

KURT F. BUSCH has served as our President and Chief Executive Officer since August 2011, and as a member of our board of directors since November 2012. Mr. Busch served from October 2006 to August 2011 in senior leadership positions at Mindspeed Technologies, a leading supplier of semiconductor solutions for network infrastructure applications. From November 2007 to August 2011, he served as Senior Vice President and General Manager of the high performance analog division at Mindspeed. From October 2006 to November 2007 he served as Mindspeed’s Vice President of Marketing and Applications. Since 1990, Mr. Busch has worked in the networking communications industry. His experience includes business development roles at Analog Devices as well as roles in engineering, sales, marketing and general management at Digital Equipment Corporation, Intel and two start-ups. He earned a Bachelor of Science degree in electrical and computer engineering and a Bachelor of Science degree in biological science from the University of California at Irvine. Mr. Busch received his Masters of Business Administration from Santa Clara University in 1998.

JEREMY R. WHITAKER has served as our Chief Financial Officer since September 2011. Mr. Whitaker returned to Lantronix after serving as Vice President, Corporate Controller at Mindspeed from January 2011 to September 2011. Mr. Whitaker previously served as our Vice President of Finance and Accounting from September 2010 to January 2011, where he was responsible for managing all worldwide finance and accounting functions. Mr. Whitaker also served as our Senior Director of Finance and Accounting from February 2006 to September 2010 and our Director of Finance and Accounting from August 2005 to February 2006. Prior to August 2005, Mr. Whitaker held vice president and director level finance and accounting positions with two publicly-traded companies, and worked in the assurance practice for six years at Ernst & Young LLP. Mr. Whitaker earned a Bachelor of Arts in business administration with a concentration in accounting from the California State University at Fullerton and a Masters of Science degree in accountancy, from the University of Notre Dame’s Mendoza College of Business.

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

DARYL R. MILLER joined Lantronix in January 2000 and has served as our Vice President of Engineering since March 2008. Mr. Miller served as our Interim Vice President of Engineering from October 2007 to March 2008. Prior to this, Mr. Miller served as Director and a Senior Director within the Engineering Department. Before joining Lantronix, Mr. Miller spent 14 years at Tektronix and held several positions within the Microprocessor Development and Computer Graphics/Networking divisions, and as Worldwide Director of Service and Support for Network Computing Devices (NCD). Mr. Miller holds a Bachelor of Science degree with honors in business information systems and Masters of Business Administration from the University of California, Irvine, where he graduated Dean’s Scholar and Beta Gamma Sigma.

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

We operate in a rapidly changing environment that involves numerous risks and uncertainties. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section, as well as other information contained in this Report and in our other filings with the SEC. This section should be read in conjunction with the consolidated financial statements and accompanying notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or prospects could be materially harmed. In that event, the market price for our common stock could decline and you could lose all or part of your investment. In addition, risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business.

Certain of our products are sold into mature markets, which could limit our ability to continue to generate revenue from these products. Our ability to sustain and grow our business depends on our ability to develop, market, and sell new products.

Certain of our products are sold into mature markets that are characterized by a trend of declining demand. As the overall market for these products decreases due to the adoption of new technologies, we expect that our revenues from these products will continue to decline. As a result, our future prospects will depend on our ability to develop and successfully market new products that address new and growing markets. Failure by us to develop new products or failure to achieve widespread customer acceptance of such new products could cause us to lose market share and cause our revenues to decline. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, marketing and sale of new products or product enhancements. Factors that could cause delays include regulatory and/or industry approvals, product design cycle and failure to identify products or features that customers demand. In addition, the introduction and sale of new products often involves a significant technical evaluation, and we often face delays because of our customers’ internal procedures for evaluating and deploying new technologies. For these and other reasons, the sales cycle associated with new products is typically lengthy, often lasting six to 24 months and sometimes longer. Therefore, there can be no assurance that the introduction or announcement of new product offerings by us will achieve any significant or sustainable degree of market acceptance or result in increased revenue in the near term.

Our revenue may be subject to fluctuations based on the level of significant one-time purchases.

Many of our customers make significant one-time hardware purchases for large projects that are not repeated. As a result, our revenue may be subject to significant fluctuations based on whether we are able to close significant sales opportunities. Our failure to complete one or a series of significant sales opportunities in a particular fiscal period could have a material adverse effect on our revenue for that period. For instance, in fiscal 2014, our revenue was impacted negatively by the delay of certain purchases that we expected to occur.

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

We use forecasts based on anticipated product orders to manage our manufacturing and inventory levels and other aspects of our business. However, several factors contribute to a lack of visibility with respect to future orders, including:

•	the lengthy and unpredictable sales cycle for our products that can extend from six to 24 months or longer;
•	the project-driven nature of many of our customers’ requirements;
•	the fact that we primarily sell our products indirectly through distributors;
•	the uncertainty of the extent and timing of market acceptance of our new products;
•	the requirement to obtain industry certifications or regulatory approval for our products;
•	the lack of long-term contracts with our customers;
•	the diversity of our product lines and geographic scope of our product distribution;
•	the fact that we have some customers who make single, non-recurring purchases; and
•	the fact that a large number of our customers typically purchase in small quantities.

This lack of visibility impacts our ability to forecast our requirements. If we overestimate our customers’ future requirements for products, we may have excess inventory, which would increase our costs and potentially require us to write-off inventory that becomes obsolete. Additionally, if we underestimate our customers’ future requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers and could cause our revenues to decline. If any of these events occur, they could prevent us from achieving or sustaining profitability.

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

We have a history of losses.

We incurred net losses of approximately $2.8 million and $933,000 for fiscal 2015 and 2014, respectively. There can be no assurance that we will generate net profits in future periods. Further, there can be no assurance that we will be cash flow positive in future periods. In the event we fail to achieve profitability in future periods, the value of our common stock may decline. In addition, if we were unable to achieve or maintain positive cash flows, we would be required to seek additional funding, which may not be available on favorable terms, if at all.

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

The trading price of our common stock may be volatile based on a number of factors, many of which are not under our control.

The trading price of our common stock has been highly volatile. The common stock price fluctuated from a low of $1.51 to a high of $2.40 in fiscal 2015. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

•	adverse change in domestic or global economic conditions;
•	new products or services offered by us or our competitors;
•	our completion of or failure to complete significant one-time sales of our products;
•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by securities analysts;
•	announcements of technological innovations;
• •	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments; conditions or trends in the industry;
•	additions or departures of key personnel;
•	mergers and acquisitions; and
•	sales of common stock by our stockholders or us or repurchases by us.

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

Resale of products through distributors accounts for a substantial majority of our worldwide net revenues. In addition, sales through our top five distributors accounted for approximately 50% of our net revenues in fiscal 2015. A significant reduction of effort by one or more distributors to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

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

We expect the average selling prices of our products to decline and raw material costs may increase, which could reduce our net revenue and gross margins and adversely affect results of operations.

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

If we are unable to sell our inventory in a timely manner, it could become obsolete, which could require us to increase our reserves, or write off obsolete inventory, and harm our operating results.

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

We face risks associated with our international operations that could impair our ability to grow our revenues abroad as well as our overall financial condition.

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

Certain states and countries have passed regulations relating to chemical substances in electronic products and requiring electronic products to use environmentally friendly components. For example, the European Union has the Waste Electrical and Electronic Equipment Directive (“WEEE”), the restrictions of Hazardous Substances Directive (“RoHS”) and the Regulation on Registration, Evaluation, Authorisation and Restriction of Chemicals (“REACH”). In the future, China and other countries including the United States are expected to adopt further environmental compliance programs. In order to comply with these regulations, we may need to redesign our products to use different components, which may be more expensive, if they are available at all. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which could have a material adverse effect on our revenues and profitability.

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

In particular, litigation regarding intellectual property rights occurs frequently in our industry. The results of litigation are inherently uncertain, and adverse outcomes are possible. Adverse outcomes may have a material adverse effect on our business, financial condition or results of operations.

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

We rely primarily on a combination of laws, such as patent, copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions that we have taken:

•	laws and contractual restrictions might not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;
•	other companies might claim intellectual property rights based upon prior use that negatively impacts our ability to enforce our trademarks and patents;
•	policing unauthorized use of our patented technology and trademarks is difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use;

Also, the laws of some of the countries in which we market and manufacture our products offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. Consequently, we may be unable to prevent our proprietary technology from being exploited by others in the U.S. or abroad, which could require costly efforts to protect our technology. Policing the unauthorized use of our technology, trademarks and other proprietary rights is expensive, difficult and, in some cases, impracticable. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property, which may harm our business, financial condition and results of operations.

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

Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, cyber security breaches, IT systems failure, terrorist attacks and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults and, therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance for direct earthquake-related losses. If a business interruption occurs, our business could be materially and adversely affected.

If our products become subject to cyber security breaches, or if public perception is that they are vulnerable to cyber-attacks, our reputation and business could suffer.

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

We may pursue acquisitions, strategic partnerships and joint ventures that we believe would allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with distributors OEMs and ODMs. Any future acquisition, partnership, joint venture or investment may require that we pay significant cash, issue equity or incur substantial debt. Acquisitions, partnerships or joint ventures may also result in the loss of key personnel and the dilution of existing stockholders to the extent we are required to issue equity securities. In addition, acquisitions, partnerships or joint ventures require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may not result in an increase in revenues or earnings or the delivery of new products, may contribute to increased fixed costs, and may expose us to unanticipated liabilities. If any of these occur, we may fail to meet our business objectives and our business, financial condition and operating results could be materially and adversely affected.

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

Until July 2015, we leased approximately 33,000 square feet for our corporate headquarters in Irvine, California. In July 2015 we moved our corporate headquarters and we now lease approximately 27,000 square feet in Irvine, California. Our corporate headquarters includes sales, marketing, research and development, operations and administrative functions. Our lease agreement for our corporate headquarters expires in November 2020. In addition, we have sales offices in the Netherlands, Japan, China and Hong Kong.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “LTRX.” The number of holders of record of our common stock as of July 31, 2015 was approximately 23. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock:

	High	Low
Fiscal Year Ended June 30, 2015
First Quarter	$2.40	$1.76
Second Quarter	2.05	1.76
Third Quarter	2.27	1.61
Fourth Quarter	1.84	1.51
Fiscal Year Ended June 30, 2014
First Quarter	$1.77	$1.37
Second Quarter	2.10	1.31
Third Quarter	3.31	1.53
Fourth Quarter	2.20	1.76

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we intend to retain any future earnings for use in the expansion of our business and for general corporate purposes. Any future decision to declare or pay dividends will be made by our board of directors in its sole discretion and will depend upon our financial condition, operating results, capital requirements and other factors that our board of directors deems appropriate at the time of its decision.

Issuer Repurchases

We did not repurchase any shares of our common stock during fiscal 2015.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a “smaller reporting company.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included in Item 8 of this Report. This discussion and analysis contains forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Item 1A of this Report. Please also see “Cautionary Note Regarding Forward Looking Statements” at the beginning of this Report.

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

We provide a broad portfolio of products intended to enhance the value of electronic devices and machines. Our products are typically used by enterprise and commercial businesses, government institutions, telecommunication and utility companies, financial institutions, healthcare providers and individual consumers.

We organize our solutions into two product lines based on how they are marketed, sold and deployed: IoT Modules (previously referred to as OEM Modules) and Enterprise Solutions. We conduct our business globally and manage our sales teams by geography, according to four regions: the Americas; Europe, Middle East, and Africa (“EMEA”); Asia Pacific; and Japan.

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

Establishing accruals for product returns and pricing adjustments requires the use of judgment and estimates that impact the amount and timing of revenue recognition. When product revenue is recognized, we establish an estimated allowance for future product returns based primarily on historical returns experience. We also record reductions of revenue for pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recognized, based on approved pricing adjustments and historical experience. Actual product returns or pricing adjustments that differ from our estimates could result in increases or decreases to our net revenue.

A significant portion of our sales are made to distributors under agreements which contain a limited right to return unsold products and price adjustment provisions. Given these provisions, we have concluded the price to the customer is not fixed and determinable at the time we deliver products to these distributors. Accordingly, revenue and the related cost of revenue from sales to these distributors is not recognized until the distributor resells the product. These distributor customers provide us with periodic data regarding product, price, quantity and customers when products are shipped to their customers, as well as quantities of our products that they still have in stock.

From time to time, we may enter into arrangements with customers that provide for multiple deliverables that generally include the sale of products, professional engineering services and other product qualification or certification services (collectively, the “deliverables”). Pursuant to the applicable accounting guidance, when multiple deliverables in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units that have stand-alone value at the inception of the contract based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, and our best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. Determining the BESP for a deliverable requires significant judgment and consideration of various factors including market conditions, items contemplated during negotiation of customer arrangements as well as internally developed pricing models. Significant judgment is also required in determining whether an arrangement includes multiple elements, and if so, whether VSOE or TPE of fair value exists for those elements. We recognize the relative fair value of the deliverables as they are delivered assuming all other revenue recognition criteria are met. In any period, a portion of revenue may be recorded as unearned due to elements of an arrangement that are undelivered. Changes to the elements in an arrangement, the ability to identify VSOE, TPE or BESP for those elements, and the fair value of the respective elements could materially impact the amounts of earned and unearned revenue we record.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our evaluation of the collectability of customer accounts receivable is based on various factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due. For all other customers, we estimate an allowance for doubtful accounts based on the length of time the receivables are past due, our history of bad debts and general industry conditions. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed our estimates, our financial results could be impacted.

Inventory Valuation

We value inventories at the lower of cost (on a first-in, first-out basis) or market, whereby we make estimates regarding the market value of our inventories, including an assessment of excess and obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future sales demand for our products within a specified time horizon, generally twelve months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing. In addition, specific reserves are recorded to cover risks in the area of end of life products, inventory located at our contract manufacturers, deferred inventory in our sales channel and warranty replacement stock. If actual product demand or market conditions are less favorable than our estimates, additional inventory write-downs could be required, which would increase our cost of revenue and reduce our gross margins.

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

Goodwill Impairment Testing

We evaluate goodwill for impairment on an annual basis in our fiscal fourth quarter or more frequently if we believe indicators of impairment exist that would more likely than not reduce the fair value of our single reporting unit below its carrying amount. In performing our goodwill impairment testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the estimated fair value of our single reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the analysis, which involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill, the difference of which represents the impairment loss. The determination of the reporting unit’s fair value requires significant management judgment and estimates. We generally use valuation techniques based on our market capitalization and multiples of revenue for similar companies. In addition, in estimating the reporting unit’s fair value we may consider its expected future earnings (i.e., a discounted cash flow method of valuation), which would generally include an estimate of a control premium. A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e., market capitalization), in order to acquire a controlling interest. If our actual financial results are not consistent with our assumptions and judgments used in estimating the fair value of our reporting unit, we may be exposed to goodwill impairment losses.

During the fourth quarter of fiscal 2015, we made a qualitative assessment of whether goodwill impairment exists. Since we did not determine that it was more likely than not that the fair value of our single reporting unit is less than its carrying amount, we were not required to perform the two-step goodwill impairment test. As of June 30, 2015, our book value was $18.7 million while our market capitalization was $24.9 million.

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

Results of Operations - Summary

“New Products” are defined as products that have been released since the start of the second quarter of the fiscal year ended June 30, 2012. All other products are referred to as Legacy Products.

References to “fiscal 2015” refer to the fiscal year ended June 30, 2015 and references to “fiscal 2014” refer to the fiscal year ended June 30, 2014.

For fiscal 2015, our net revenue declined by approximately $1.6 million, or 3.6%, as compared to fiscal 2014, as revenue contribution from our New Products was not large enough to outpace the decline in our Legacy Products and weakness in capital spending at a few large customers. The decline in Legacy Products was partially offset by 48% growth in New Product revenue during fiscal 2015. Our net loss was $2.8 million for fiscal 2015 compared to a net loss of $933,000 in fiscal 2014. The increase in net loss was driven by (i) the decrease in net revenue and (ii) the decrease in gross profit as a percent of revenue (referred to as “gross margin”) from 50.0% to 47.3%, primarily resulting from charges for excess inventories and changes in our product mix.

Results of Operations - Fiscal Years Ended June 30, 2015 and 2014

Net Revenue

The following tables present our net revenue by product line and geographic region:

	Years Ended June 30,
	2015			2014			Total Change
	IoT Modules	Enterprise Solutions	Total	IoT Modules	Enterprise Solutions	Total	$	%
	(In thousands, except percentages)
New Products	$1,288	$5,474	$6,762	$691	$3,867	$4,558	$2,204	48.4%
Legacy Products	19,942	16,242	36,184	20,743	19,245	39,988	(3,804)	(9.5%	)
	$21,230	$21,716	$42,946	$21,434	$23,112	$44,546	$(1,600)	(3.6%	)

	Years Ended June 30,
	2015			2014
	IoT Modules	Enterprise Solutions	Total	IoT Modules	Enterprise Solutions	Total
	(In thousands)
Americas	$8,491	$14,688	$23,179	$8,191	$15,625	$23,816
EMEA	8,389	4,544	12,933	8,334	4,874	13,208
Asia Pacific	2,178	1,256	3,434	2,412	1,408	3,820
Japan	2,172	1,228	3,400	2,497	1,205	3,702
	$21,230	$21,716	$42,946	$21,434	$23,112	$44,546

IoT Modules

Fiscal 2015 net revenue from our IoT Modules product line decreased due primarily to a decline in Legacy Product sales, partially offset by an increase in New Product sales. The decrease in Legacy Product sales were driven primarily by decreased unit sales of three of our product families: (i) Micro in the Americas and Asia Pacific regions, (ii) WiPort in the Asia Pacific Region and Japan, (iii) xPort in the EMEA region and Japan. The overall decrease in net revenue in this product line was partially offset by increased unit sales of the xPico (New) and xPort Pro product families in the Americas region and the xPico WiFi (New) product family in the EMEA region.

Enterprise Solutions

Fiscal 2015 net revenue from our Enterprise Solutions product line decreased primarily due to a decrease in our Legacy Products, such as the SLC, EDS, xPress and UDS, as well as a decrease in sales of the xPrintServer (New) product family. We also saw weakness in capital spending at a few large customers. The overall decrease in this product line’s net revenues was partially offset by growth in unit sales for many of our New Products, including the new SLB, EDS-MD, SLC8000 and xDirect.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$20,298	47.3%	$22,285	50.0%	$(1,987)	(8.9%	)

Gross margin for fiscal 2015 decreased compared to fiscal 2014 due to (i) charges for excess and obsolete inventories of approximately $600,000 and (ii) changes in our product mix, as our higher-margin Enterprise Solutions product line comprised a smaller percentage of our total net revenue in fiscal 2015 as compared to fiscal 2014.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising and professional legal and accounting fees.

The following table presents selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$9,897		$10,017		$(120)	(1.2%	)
Professional fees and outside services	1,302		1,356		(54)	(4.0%	)
Advertising and marketing	1,678		1,823		(145)	(8.0%	)
Facilities	1,164		1,154		10	0.9%
Travel	607		614		(7)	(1.1%	)
Share-based compensation	745		606		139	22.9%
Depreciation	217		355		(138)	(38.9%	)
Bad debt expense (recovery)	12		(57)		69	(121.1%	)
Other	419		487		(68)	(14.0%	)
Selling, general and administrative	$16,041	37.4%	$16,355	36.7%	$(314)	(1.9%	)

The decrease in selling, general and administrative expenses for fiscal 2015 was primarily due to (i) lower levels of spending on trade shows and outside marketing programs, (ii) lower variable compensation expenses and (iii) a decrease in legal fees. Fiscal 2015 includes severance charges of $230,000 that were recorded in the fourth quarter of fiscal 2015 as part of a cost-cutting effort to reduce our ongoing operating expenses.

Research and Development

Research and development expenses consisted of personnel-related expenses including share-based compensation, as well as expenditures to third-party vendors for research and development activities, and product certification costs.

The following table presents research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,627		$4,503		$124	2.8%
Facilities	744		725		19	2.6%
Outside services	808		788		20	2.5%
Product certifications	286		203		83	40.9%
Share-based compensation	201		218		(17)	-7.8%
Depreciation	90		68		22	32.4%
Other	167		241		(74)	-30.7%
Research and development	$6,923	16.1%	$6,746	15.1%	$177	2.6%

Fiscal 2015 research and development expenses increased due to (i) higher personnel-related expense from headcount and merit increases, which were partially offset by lower variable compensation expenses and (ii) increased product certification costs related to new product development.

Other Expense, Net

Other expense, net, is comprised primarily of foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

Provision for Income Taxes

The following table presents the income tax provision:

	Years Ended June 30,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Provision for income taxes	$58	0.1%	$61	0.1%	$(3)	(4.9%	)

The following table presents our effective tax rate based upon our income tax provision:

	Years Ended June 30,
	2015		2014
Effective tax rate	(2.1%	)	(7.0%	)

We utilize the liability method of accounting for income taxes. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we provided a full valuation allowance against our net deferred tax assets for fiscal 2015 and 2014.

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

June 30, 2015
(In thousands)
Federal	$87,726
State	$29,517

Our NOL carryovers for federal income tax purposes begin to expire in the fiscal year ending June 30, 2021. Our NOL carryovers for state income tax purposes began to expire in fiscal 2013. At June 30, 2015, our fiscal 2012 through 2015 tax years remain open to examination by the federal taxing jurisdiction and our fiscal 2011 through 2015 tax years remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in the fiscal year ended June 30, 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	June 30,
	2015	2014	Decrease
	(In thousands)
Working capital	$7,447	$8,804	$(1,357)
Cash and cash equivalents	$4,989	$6,264	$(1,275)

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under our credit facilities, and cash generated from operations. We believe that these sources will be sufficient to fund our current requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

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

We incurred a net loss of $2.8 million and $0.9 million for fiscal 2015 and 2014, respectively. We expect our existing cash and cash equivalents, amounts available under our credit facilities and cash generated from operations will be sufficient to fund our capital expenditures, our working capital and other cash requirements. From time to time, we may seek additional capital from public or private offerings of our capital stock, borrowings under our existing or future credit lines or other sources in order to (i) develop or enhance our products, (ii) take advantage of future opportunities, (iii) respond to competition or (iv) continue to operate our business. We currently have a Form S-3 shelf registration statement on file with the SEC. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all.

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

The following table sets forth the Minimum TNW compared to our Actual TNW:

June 30, 2015
(In thousands)
Minimum TNW	$6,000
Actual TNW	$9,221

The following table presents certain information with respect to the Loan Agreement with SVB:

	June 30,
	2015	2014
	(In thousands)
Outstanding borrowings on the line of credit	$700	$–
Available borrowing capacity on the line of credit	$1,736	$1,721
Outstanding letters of credit	$110	$113

Our outstanding letters of credit at June 30, 2015 and 2014 were used as security deposits.

As of June 30, 2015, approximately $211,000 of our cash was held in foreign subsidiary bank accounts. This cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the foreign location board of directors.

As of June 30, 2015, we were in compliance with all covenants in the Loan Agreement.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,		Increase
	2015	2014	(Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$(1,640)	$1,557	$(3,197)
Net cash used in investing activities	(577)	(595)	(18)
Net cash provided by financing activities	942	59	883

Operating Activities

Net cash used by operating activities in fiscal 2015 increased as compared to the prior year due primarily to (i) a larger net loss and (ii) an increase in inventories from the end of fiscal 2014 of approximately $1.1 million as we have built up our inventory of new products. Accounts receivable decreased approximately $973,000 from the end of fiscal 2014 to the end of fiscal 2015 due to lower overall net revenues in fiscal 2015. Additionally, accounts payable decreased year over year by approximately $914,000 due primarily to the timing of inventory receipts and related payments.

Investing Activities

Cash used in investing activities in fiscal 2015 and fiscal 2014 was related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment for new product deployment and website development costs.

Financing Activities

The increase in net cash provided by financing activities was primarily related to net borrowings on our line of credit of $700,000. During fiscal 2015, we also received $352,000 in proceeds from the sale of our common stock to participants in our employee stock purchase plan and stock option exercises as compared to $273,000 of such proceeds in fiscal 2014.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2015, we were not involved in any material unconsolidated SPEs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a “smaller reporting company.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by this Item 8, including the report of the independent registered public accounting firm, are listed in Item 15 of this Report, as set forth beginning on Page F-1 of this Report, and are hereby incorporated by reference into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2015 based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 30, 2015.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report because we are a “smaller reporting company.”

(d) Inherent Limitation on Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Portions of our definitive Proxy Statement on Schedule 14A relating to our 2015 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth in Item 1 in the section entitled “Executive Officers of the Registrant” above, and are incorporated herein by reference.

The other information required by this Item is incorporated by reference to our Proxy Statement relating to our 2015 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement relating to our 2015 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement relating to our 2015 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement relating to our 2015 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement relating to our 2015 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)             1.  Consolidated Financial Statements

The following financial statements and related Report of Independent Registered Public Accounting Firm are filed as part of this Report.

2.  Financial Statement Schedules

None.

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

LANTRONIX, INC.

	By:	/s/ KURT BUSCH
Kurt Busch
President and Chief Executive Officer and Director
Date: August 21, 2015		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KURT BUSCH	President and Chief Executive Officer and Director	August 21, 2015
Kurt Busch	(Principal Executive Officer)

/s/ JEREMY WHITAKER	Chief Financial Officer	August 21, 2015
Jeremy Whitaker	(Principal Financial and Accounting Officer)

/s/ BERNHARD BRUSCHA	Chairman of the Board	August 21, 2015
Bernhard Bruscha

/s/ BRUCE EDWARDS	Director	August 21, 2015
Bruce Edwards

/s/ PAUL FOLINO	Director	August 21, 2015
Paul Folino

/s/ HOSHI PRINTER	Director	August 21, 2015
Hoshi Printer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lantronix, Inc.

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lantronix, Inc. as of June 30, 2015 and 2014, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar Milner LLP (formerly Squar, Milner, Peterson, Miranda & Williamson, LLP)

Newport Beach, California

August 21, 2015

LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30,	June 30,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$4,989	$6,264
Accounts receivable (net of allowance for doubtful accounts of $45 and $34 at June 30, 2015 and 2014, respectively)	2,658	3,631
Inventories, net	9,503	8,404
Contract manufacturers' receivable	369	359
Prepaid expenses and other current assets	400	524
Total current assets	17,919	19,182

Property and equipment, net	1,471	1,487
Goodwill	9,488	9,488
Deferred tax assets	442	400
Other assets	93	125
Total assets	$29,413	$30,682

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$3,633	$4,547
Line of credit	700	–
Accrued payroll and related expenses	1,685	1,863
Warranty reserve	163	150
Deferred tax liabilities	442	400
Other current liabilities	3,849	3,418
Total current liabilities	10,472	10,378
Long-term capital lease obligations	152	7
Other non-current liabilities	80	131
Total liabilities	10,704	10,516

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized; 15,089,720 and 14,787,158 shares issued and outstanding at June 30, 2015 and 2014, respectively	2	1
Additional paid-in capital	206,326	205,013
Accumulated deficit	(187,990)	(185,219)
Accumulated other comprehensive income	371	371
Total stockholders' equity	18,709	20,166
Total liabilities and stockholders' equity	$29,413	$30,682

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2015	2014
Net revenue (1)	$42,946	$44,546
Cost of revenue	22,648	22,261
Gross profit	20,298	22,285
Operating expenses:
Selling, general and administrative	16,041	16,355
Research and development	6,923	6,746
Total operating expenses	22,964	23,101
Loss from operations	(2,666)	(816)
Interest expense, net	(17)	(28)
Other expense, net	(30)	(28)
Loss before income taxes	(2,713)	(872)
Provision for income taxes	58	61
Net loss	$(2,771)	$(933)

Net loss per share (basic and diluted)	$(0.19)	$(0.06)

Weighted average shares (basic and diluted)	14,904	14,657

Net revenue from related parties	$298	$524

(1) Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2013	14,580	$1	$203,871	$(184,286)	$371	$19,957
Shares issued pursuant to stock awards, net	207	–	273	–	–	273
Share-based compensation	–	–	869	–	–	869
Net loss and comprehensive loss	–	–	–	(933)	–	(933)
Balance at June 30, 2014	14,787	1	205,013	(185,219)	371	$20,166
Shares issued pursuant to stock awards, net	303	1	351	–	–	352
Minimum tax withholding paid on behalf of employees for restricted shares	–	–	(53)	–	–	(53)
Share-based compensation	–	–	1,015	–	–	1,015
Net loss and comprehensive loss	–	–	–	(2,771)	–	(2,771)
Balance at June 30, 2015	15,090	$2	$206,326	$(187,990)	$371	$18,709

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2015	2014
Operating activities
Net loss	$(2,771)	$(933)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,015	869
Depreciation	878	895
Provision for excess and obsolete inventories	222	207
Loss (gain) on disposal of property and equipment	(2)	2
Changes in operating assets and liabilities:
Accounts receivable	973	(1,032)
Inventories	(1,321)	130
Contract manufacturers' receivable	(10)	248
Prepaid expenses and other current assets	124	(93)
Other assets	12	(38)
Accounts payable	(960)	1,575
Accrued payroll and related expenses	(178)	347
Warranty reserve	13	(43)
Other liabilities	365	(577)
Net cash provided by (used in) operating activities	(1,640)	1,557
Investing activities
Purchases of property and equipment, net	(577)	(595)
Net cash used in investing activities	(577)	(595)
Financing activities
Minimum tax withholding paid on behalf of employees for restricted shares	(53)	–
Payment of term loan	–	(167)
Proceeds from borrowings on line of credit	1,000	–
Payment of borrowings on line of credit	(300)	–
Net proceeds from issuances of common stock	352	273
Payment of capital lease obligations	(57)	(47)
Net cash provided by financing activities	942	59
Increase (decrease) in cash and cash equivalents	(1,275)	1,021
Cash and cash equivalents at beginning of year	6,264	5,243
Cash and cash equivalents at end of year	$4,989	$6,264
Supplemental disclosure of cash flow information
Interest paid	$19	$29
Income taxes paid	$39	$52

See accompanying notes.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

1.           Summary of Significant Accounting Policies

The Company

Lantronix, Inc. (referred to in these consolidated financial statements as “Lantronix”, “we,” “us,” or “our”), incorporated in California in June 1989 and re-incorporated in Delaware in May 2000, is a specialized networking company providing machine to machine (“M2M”) and Internet of Things (“IoT”) solutions. Our products deliver secure connectivity, device management and mobility for today's increasingly connected world. By networking and managing devices and machines that have never before been connected, we enable our customers to realize the possibilities of the IoT.

Basis of Presentation

The consolidated financial statements include the accounts of Lantronix and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. At June 30, 2015, approximately $2.9 million of our tangible assets were located outside of the United States (“U.S.”), and were substantially comprised of inventory held at (i) our third-party logistics provider in Hong Kong and (ii) contract manufacturers in China.

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

For each of the fiscal years ended June 30, 2015 and 2014, approximately 99% of our net revenues came from sales of hardware products. The remaining 1% of our net revenues in each of these years was primarily attributable to professional engineering services and extended warranty services. We sell extended warranty services which extend the warranty period for an additional one to three years, depending upon the product. Warranty net revenue is deferred and recognized ratably over the warranty service period.

When product revenue is recognized, we establish an estimated allowance for future product returns based on historical returns experience. We also record reductions of revenue for pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recognized, based on approved pricing adjustments and historical experience. Actual product returns or pricing adjustments that differ from our estimates could result in increases or decreases to our net revenue.

A significant portion of our sales are made to distributors under agreements which include a limited right to return unsold products and price protection provisions. Given these provisions, we have concluded the price to the customer is not fixed and determinable at the time we deliver products to these distributors. Accordingly, revenue and the related cost of revenue from sales to these distributors is not recognized until the distributor resells the product. In addition, when the deferred revenue attributable to any distributor exceeds their receivable balance due to Lantronix at the balance sheet date, such excess is reclassified from net accounts receivable to a customer deposit and refunds liability, which is included in other current liabilities on the accompanying consolidated balance sheets.

Multiple-Element Arrangements

From time to time, we may enter into arrangements with customers that provide for multiple deliverables that generally include the sale of products, professional engineering services and other product qualification or certification services (collectively, the “deliverables”). Pursuant to the applicable accounting guidance, when multiple deliverables in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units that have stand-alone value at the inception of the contract based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, and our best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. We recognize the relative fair value of the deliverables as they are delivered assuming all other revenue recognition criteria are met.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our evaluation of the collectability of customer accounts receivable is based on various factors, including our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts and general industry conditions. Accounts that are deemed uncollectible are written off against the allowance for doubtful accounts.

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, contract manufacturers’ receivable, accounts payable, accrued liabilities and long-term debt. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. We do not have any assets or liabilities that were measured at fair value on a recurring basis, and during the years ended June 30, 2015 and June 30, 2014 did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

We believe all of our financial instruments’ recorded values approximate their current fair values because of the nature and short duration of these instruments. The fair value of long-term debt approximates its carrying value because the related effective rates of interest approximate current market rates available to us for debt with similar terms and similar remaining maturities.

Foreign Currency Remeasurement

The functional currency for all our foreign subsidiaries is currently the U.S. dollar. Non-monetary and monetary foreign currency assets and liabilities are valued in U.S. dollars at historical and end-of-period exchange rates, respectively. Exchange gains and losses from foreign currency transactions and remeasurements are recognized in the consolidated statements of operations. Translation adjustments for foreign subsidiaries whose functional currency was previously the local currency are suspended in accumulated other comprehensive income.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2015 and 2014. We did not have any other comprehensive income or losses during the fiscal years ended June 30, 2015 or 2014.

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

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We evaluate goodwill for impairment on an annual basis in our fiscal fourth quarter or more frequently if we believe indicators of impairment exist that would more likely than not reduce the fair value of our single reporting unit below its carrying amount. Based on a qualitative assessment, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the estimated fair value of our single reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the analysis, which involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill, the difference of which represents the impairment loss.

During the fourth quarter of the fiscal year ended June 30, 2015, we made a qualitative assessment of whether goodwill impairment exists and did not determine that it was more likely than not that the fair value of our single reporting unit was less than its carrying amount.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In doing so, among other things, companies will generally need to use more judgment and make more estimates than under the current guidance. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for Lantronix in the fiscal year beginning July 1, 2018, with an option to adopt the standard for the fiscal year beginning July 1, 2017. We are currently evaluating this standard and have not yet selected a transition method, or the effective date on which we plan to adopt the standard, nor have we determined the effect of the standard on our financial statements and related disclosures.

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

In July 2015, the FASB issued final guidance that simplifies the subsequent measurement of inventory for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by the existing guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance should not change how entities initially measure the cost of inventory. The guidance will be effective for Lantronix in the fiscal year beginning July 1, 2017. Early adoption is permitted. We have not yet determined the impact this new guidance may have on our financial statements.

2.           Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,
	2015	2014
	(In thousands)
Finished goods	$6,044	$5,162
Raw materials	1,835	1,890
Inventory at distributors	1,337	1,242
Large scale integration chips *	287	110
Inventories, net	$9,503	$8,404

* This item is sold individually and embedded into our products.

Property and Equipment

The following table presents details of property and equipment:

	June 30,
	2015	2014
	(In thousands)
Computer and office equipment	$3,547	$3,368
Furniture and fixtures	990	966
Production, development and warehouse equipment	3,595	3,151
Construction-in-progress	282	250
Property and equipment, gross	8,414	7,735
Less accumulated depreciation	(6,943)	(6,248)
Property and equipment, net	$1,471	$1,487

As of June 30, 2015, approximately $29,000 of our net property and equipment was held in our foreign subsidiaries, mainly consisting of office equipment and furniture.

The following table presents details of property and equipment recorded in connection with capital lease obligations:

	June 30,
	2015	2014
	(In thousands)
Property and equipment	$386	$160
Less accumulated depreciation	(108)	(102)
Total	$278	$58

The amortization of property and equipment recorded in connection with capital lease obligations is included within depreciation expense recorded in the applicable functional line items on our consolidated statements of operations.

The following table presents details of the unamortized costs capitalized as internal use software included in computer and office equipment:

	June 30,
	2015	2014
	(In thousands)
Capitalized internal use software	$–	$213

The following table presents the details of depreciation of capitalized internal use software:

	Years Ended June 30,
	2015	2014
	(In thousands)
Depreciation of capitalized internal use software	$213	$237

Warranty Reserve

The following table presents details of our warranty reserve:

	Years Ended June 30,
	2015	2014
	(In thousands)
Beginning balance	$150	$193
Charged to cost of revenues	112	40
Usage	(99)	(83)
Ending balance	$163	$150

Other Liabilities

The following table presents details of our other liabilities:

	June 30,
	2015	2014
	(In thousands)
Current
Customer deposits and refunds	$854	$711
Accrued raw materials purchases	916	1,138
Deferred revenue	690	128
Capital lease obligations	62	47
Taxes payable	247	235
Accrued operating expenses	1,080	1,159
Total other current liabilities	$3,849	$3,418

Non-current
Deferred rent	$–	$40
Deferred revenue	80	91
Total other non-current liabilities	$80	$131

The increase in deferred revenue is primarily related to two customer projects that are expected to be completed during the first half of the fiscal year ending June 30, 2016.

Advertising Expenses

The following table presents details of our advertising expenses:

	Years Ended June 30,
	2015	2014
	(In thousands)
Advertising expenses	$185	$168

Computation of Net Loss per Share

The following table presents the computation of net loss per share:

	Years Ended June 30,
	2015	2014
	(In thousands, except per share data)
Numerator:
Net loss	$(2,771)	$(933)

Denominator:
Weighted-average shares outstanding (basic and diluted)	14,904	14,657

Net loss per share (basic and diluted)	$(0.19)	$(0.06)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2015	2014
	(In thousands)
Common stock equivalents	2,323	1,693

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2015	2014
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$46	$102
Non-cash acquisition of property and equipment under capital leases	$217	$–

3.           Bank Line of Credit

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

The following table sets forth the Minimum TNW compared to our Actual TNW:

June 30, 2015
(In thousands)
Minimum TNW	$6,000
Actual TNW	$9,221

The following table presents certain information with respect to the Loan Agreement with SVB:

	June 30,
	2015	2014
	(In thousands)
Outstanding borrowings on the line of credit	$700	$–
Available borrowing capacity on the line of credit	$1,736	$1,721
Outstanding letters of credit	$110	$113

Our outstanding letters of credit at June 30, 2015 and 2014 were used as security deposits.

4.           Stockholders’ Equity

Stock Incentive Plans

We have stock incentive plans in effect under which non-qualified and incentive options to purchase shares of Lantronix common stock (“stock options”) have been granted to employees, non-employees and board members. In addition, we have previously granted restricted common stock awards (“non-vested shares”) to employees and board members under these plans. Our current stock incentive program is governed by our Amended and Restated 2010 Stock Incentive Plan (“Amended and Restated 2010 SIP”), which was approved by our board of directors and shareholders during the fiscal year ended June 30, 2013. Upon approval of this plan, the number of shares of common stock reserved for issuance pursuant to awards made under the plan increased from 1,350,000 to 3,050,000. In addition, shares reserved for issuance under this plan include rollover shares, which are any shares subject to equity compensation awards granted under the Lantronix, Inc. Amended and Restated 2000 Stock Plan that expire or otherwise terminate without having been exercised in full or that are forfeited or repurchased by Lantronix by virtue of their failure to vest. A maximum of 2,100,000 such shares are eligible for rollover. The Amended and Restated 2010 SIP authorizes awards of stock options (both incentive and non-qualified), stock appreciation rights, non-vested shares, restricted stock units and performance shares. New shares are issued to satisfy stock option exercises and share issuances. As of June 30, 2015, approximately 980,000 shares remain available for issuance under the Amended and Restated 2010 SIP.

The Compensation Committee of our board of directors determines eligibility, vesting schedules and exercise prices for options and shares granted under the plans. Stock option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant. Stock option awards generally have a contractual term of 7 to 10 years. Share-based awards generally vest and become exercisable over a one to four year service period. As of June 30, 2015, no stock appreciation rights, non-vested shares, or performance shares were outstanding.

No income tax benefit was realized from activity in the share-based plans during the fiscal years ended June 30, 2015 and 2014.

Stock Option Awards

The fair value of each stock option grant was estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. Expected volatilities were based on the historical volatility of our stock price. The expected term of options granted was estimated using the simplified method, as permitted by guidance issued by the Securities and Exchange Commission. We use the simplified method because we believe we are unable to rely on our limited historical exercise data or alternative information as a reasonable basis upon which to estimate the expected term of such options. The risk-free interest rate assumption was based on the U.S. Treasury interest rates appropriate for the expected term of our stock options.

The fair value of options granted was estimated using the following weighted-average assumptions for all of our stock option plans:

	Years Ended June 30,
	2015	2014
Expected term (in years)	4.82	4.96
Expected volatility	67%	74%
Risk-free interest rate	1.63%	1.61%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity under all of our stock option plans:

		Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Balance at June 30, 2014	2,719	$2.35
Options granted	990	1.86
Options forfeited	(38)	1.87
Options expired	(75)	4.28
Options exercised	(50)	1.46
Balance at June 30, 2015	3,546	$2.19	4.6	$92
Vested or expected to vest at June 30, 2015	3,344	$2.21	4.5	$89
Options exercisable at June 30, 2015	2,167	$2.42	3.9	$64

The following table presents a summary of grant-date fair value and intrinsic value information for all of our stock option plans:

	Years Ended June 30,
	2015	2014
	(In thousands,
	except per share data)
Weighted-average grant-date fair value per share	$1.04	$0.95
Intrinsic value of options exercised	$14	$30

Restricted Stock Units

The fair value of our restricted stock units (“RSUs”) is based on the closing market price of our common stock on the date of grant.

The following table presents a summary of activity with respect to RSUs during the fiscal year ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(In thousands)
Balance of restricted stock units at June 30, 2014	61	$1.40
Restricted stock units granted	28	1.98
Restricted stock units vested	(61)	1.40
Balance of restricted stock units at June 30, 2015	28	$1.98

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “ESPP”), under which 1,300,000 shares of our common stock were initially reserved for future issuance. The ESPP is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions. Each of our employees (including officers) is eligible to participate in the ESPP, subject to certain limitations as defined in the ESPP.

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

The per share fair value of stock purchase rights granted in connection with the ESPP was estimated using the following weighted average assumptions:

	Years Ended June 30,
	2015	2014
Expected term (in years)	1.25	1.22
Expected volatility	57%	53%
Risk-free interest rate	0.32%	0.19%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity under our ESPP:

Year Ended
June 30, 2015
(In thousands, except per share data)
Shares available for issuance at June 30, 2014	1,126
Shares issued	(220)
Shares available for issuance at June 30, 2015	906
Weighted average purchase price per share	$1.26
Intrinsic value of ESPP shares on purchase date	$101

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our consolidated statements of operations:

	Years Ended June 30,
	2015	2014
	(In thousands)
Cost of revenues	$69	$45
Selling, general and administrative	745	606
Research and development	201	218
Total share-based compensation expense	$1,015	$869

The following table summarizes the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of June 30, 2015:

	Remaining Unrecognized Compensation Cost	Remaining Weighted Average Years to Recognize
	(In thousands)
Stock options	$1,248	2.6
Restricted stock units	3	0.1
Stock purchase rights under ESPP	72	2.3

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

5.            401(k) Plan

We have a savings plan (the “Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 100% of their base pay, subject to limitations. In October 2014, we reinstated a limited matching contribution under which we made approximately $84,000 in contributions to participants in the Plan during the fiscal year ended June 30, 2015.

In addition, we have the ability to make discretionary profit sharing contributions, subject to limitations. During the fiscal years ended June 30, 2015 and 2014, we made no such contributions to the Plan.

6.            Litigation

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

7.            Income Taxes

The income tax provision consists of the following components:

	Years Ended June 30,
	2015	2014
	(In thousands)
Current:
Federal	$2	$–
State	3	1
Foreign	53	60
	58	61
Deferred:
Federal	–	–
State	–	–
	–	–
Provision for income taxes	$58	$61

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2015	2014
	(In thousands)
United States	$(2,569)	$(984)
Foreign	(144)	112
Loss before income taxes	$(2,713)	$(872)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2015	2014
	(In thousands)
Deferred tax assets:
Tax losses and credits	$31,097	$31,443
Reserves not currently deductible	2,780	2,693
Deferred compensation	593	2,640
Inventory capitalization	1,007	1,013
Marketing rights	263	368
Depreciation	453	494
Other	185	–
Gross deferred tax assets	36,378	38,651
Valuation allowance	(35,994)	(37,853)
Deferred tax assets, net	384	798
Deferred tax liabilities:
State taxes	(384)	(798)
Deferred tax liabilities	(384)	(798)
Net deferred tax assets (liabilities)	$–	$–

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

The following table presents a reconciliation of the income tax provision to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2015	2014
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(923)	$(292)
Increase (decrease) resulting from:
State taxes, net of federal benefit	(56)	–
Change in tax rate	569	–
Stock options	1,986	–
Permanent differences	15	20
Change in valuation allowance	(1,909)	24
Deferred compensation	209	191
Foreign tax rate variances	102	22
Other	65	96
Provision for income taxes	$58	$61

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

June 30, 2015
(In thousands)
Federal	$87,726
State	$29,517

Our NOL carryovers for federal income tax purposes begin to expire in the fiscal year ending June 30, 2021. Our NOL carryovers for state income tax purposes began to expire in the fiscal year ended June 30, 2013. Deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries because such undistributed earnings are expected to be reinvested indefinitely.

The following table summarizes our liability for uncertain tax positions for the fiscal year ended June 30, 2015 (in thousands):

Balance as of June 30, 2014	$6,700
Change in balances related to uncertain tax positions	–
Balance as of June 30, 2015	$6,700

At June 30, 2015, we had $6.7 million of gross unrecognized tax benefits. Of the total unrecognized benefits at June 30, 2015, $6.6 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in our valuation allowance of $6.6 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the fiscal years ended June 30, 2015 and 2014 we recorded an immaterial expense for interest and penalties related to income tax matters in the provision for income taxes. At June 30, 2015, we had approximately $155,000 of accrued interest and penalties related to uncertain tax positions.

At June 30, 2015, our fiscal 2012 through 2015 tax years remain open to examination by the federal taxing jurisdiction and our fiscal 2011 through 2015 tax years remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred. Our fiscal 2008 through fiscal 2015 tax years remain open to examination by foreign taxing authorities. We do not anticipate that the amount of unrecognized tax benefits as of June 30, 2015 will significantly increase or decrease within the next 12 months.

8.           Commitments and Contingencies

Leases

We lease office equipment and office and warehouse facilities under non-cancelable capital and operating leases.

In January 2015, we entered into a building lease agreement (the “Lease”) with the Irvine Company, LLC (the “Landlord”), in which we have leased approximately 27,000 square feet of office space for our corporate headquarters in Irvine, California. The Lease commenced in early July 2015, when we took possession of the premises and commenced our regular business activities. The term of the Lease is 65 months from the commencement date. The Lease replaced our existing corporate headquarters lease with the Landlord, which terminated effective as of the day preceding the commencement date of the Lease, with no early termination fee. Additionally, the Landlord provided us a tenant improvement allowance of up to $242,600 for tenant improvements and other qualified expenses.

The following schedule represents minimum lease payments for all non-cancelable operating and capital leases as of June 30, 2015:

	Capital	Operating
Years Ending June 30,	Leases	Leases	Total
	(In thousands)
2016	$71	$685	$756
2017	61	574	635
2018	55	517	572
2019	47	504	551
2020	–	526	526
Thereafter	–	230	230
Total	234	$3,036	$3,270
Amounts representing interest	(20)
Present value of net minimum lease payments	214
Less: capital lease obligations, short-term portion (included in other current liabilities)	62
Capital lease obligations, long-term portion	$152

The following table presents rent expense:

	Years Ended June 30,
	2015	2014
	(In thousands)
Rent expense	$757	$806

9.           Significant Geographic, Customer and Supplier Information

The following table presents our sales within geographic regions as a percentage of net revenue:

	Years Ended June 30,
	2015	2014
Americas	54%	53%
Europe, Middle East, and Africa	30%	30%
Asia Pacific	8%	9%
Japan	8%	8%
Total	100%	100%

The following table presents sales to significant countries as a percentage of net revenue:

	Years Ended June 30,
	2015	2014
U.S. and Canada	54%	53%
Germany	17%	17%
United Kingdom	9%	8%
Japan	8%	8%

Customers

The following table presents sales to our significant customers and related parties as a percentage of net revenue:

	Years Ended June 30,
	2015	2014

Top five customers (1)(2)	50%	48%
Ingram Micro	21%	12%
Tech Data	*	13%
Related parties	1%	1%

* Less than 10%

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

As of June 30, 2015, we had approximately $59,000 in receivables outstanding from Barix AG, which is included in net accounts receivable in the accompanying Consolidated Balance Sheet.

Suppliers

We do not own or operate a manufacturing facility. All of our products are manufactured by third-party contract manufacturers and foundries located primarily in Asia. We have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. If these suppliers are unable to provide a timely and reliable supply of components, we could experience manufacturing delays that could adversely affect our consolidated results of operations.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8–K	3.2	11/15/2012

10.1*	Lantronix, Inc. Amended and Restated 2000 Stock Plan		10–K	10.35	09/28/2009

10.2*	Form of Stock Option Agreement under the Lantronix, Inc. 2000 Stock Plan		10–K	10.4.1	9/11/2007

10.3*	Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.2	11/08/2010

10.4*	Form of Stock Option Agreement under the Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.3	11/08/2010

10.5*	Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.2	05/09/2013

10.6*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.3	05/09/2013

10.7*	Form of Restricted Stock Award Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.4	05/09/2013

10.8*	Lantronix, Inc. 2013 Employee Stock Purchase Plan		S–8	4.1	05/09/2013

10.9*	Letter Agreement dated August 16, 2011 between Lantronix, Inc. and Kurt Busch		8–K	10.1	08/23/2011

10.10*	Letter Agreement dated September 8, 2011 between Lantronix, Inc. and Jeremy Whitaker		8–K	10.1	09/26/2011

10.11*	Amendment to Offer Letter between Lantronix, Inc. and Jeremy Whitaker, dated as of November 13, 2012		8-K	99.2	11/15/2012

10.12*	Lantronix, Inc. Non-Employee Director Compensation Policy, dated November 12, 2012, effective January 1, 2013		8-K	99.4	11/15/2012

10.13*	Form of Indemnification Agreement entered into between Lantronix, Inc. with its directors and certain of its executive officers		10-K	10.13	08/29/2013

10.14*	Summary of Lantronix, Inc. Annual Bonus Program		8-K	99.1	08/29/2014

10.15	Loan and Security Agreement dated May 31, 2006 between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.2	02/14/2012

10.16	Amendment dated August 14, 2008 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		10–K	10.27	09/19/2008

10.17	Amendment dated September 2010, to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.1	11/08/2010

10.18	Amendment dated August 18, 2011 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		8–K	10.1	08/24/2011

10.19	Amendment dated January 19, 2012 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.1	02/14/2012

10.20	Amendment dated October 16, 2012 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		8–K	99.1	10/22/2012

10.21	Amendment dated September 30, 2014 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		8–K	99.1	10/02/2014

10.22	Lease dated January 9, 2015 between Lantronix, Inc. and The Irvine Company, LLC		8–K	99.1	01/20/2015

21.1	Subsidiaries of Lantronix, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm, Squar Milner LLP	X

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

The following financial information from Lantronix Inc.’s Annual Report on Form 10-K for the period ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language):

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