Form 10-Q
period 2015-09-30
LANTRONIX INC
filed 2015-10-30
CIK 1114925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 23, 2015, there were 15,104,710 shares of the Registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2015, or the Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. In particular, this Report contains forward-looking statements relating to, among other things:

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

We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance, to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” in Item 1A of this Report, our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on August 21, 2015, or the Form 10-K, as well as in our other filings with the Securities and Exchange Commission, or the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$4,718	$4,989
Accounts receivable, net	2,970	2,658
Inventories, net	8,988	9,503
Contract manufacturers' receivable	365	369
Prepaid expenses and other current assets	315	400
Total current assets	17,356	17,919
Property and equipment, net	1,476	1,471
Goodwill	9,488	9,488
Deferred tax assets	442	442
Other assets	60	93
Total assets	$28,822	$29,413

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,922	$3,633
Line of credit	700	700
Accrued payroll and related expenses	1,800	1,685
Warranty reserve	127	163
Deferred tax liabilities	442	442
Other current liabilities	3,790	3,849
Total current liabilities	9,781	10,472
Long-term capital lease obligations	138	152
Other non-current liabilities	308	80
Total liabilities	10,227	10,704

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock	2	2
Additional paid-in capital	206,543	206,326
Accumulated deficit	(188,321)	(187,990)
Accumulated other comprehensive income	371	371
Total stockholders' equity	18,595	18,709
Total liabilities and stockholders' equity	$28,822	$29,413

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2015	2014
Net revenue (1)	$10,573	$11,536
Cost of revenue	5,506	5,937
Gross profit	5,067	5,599
Operating expenses:
Selling, general and administrative	3,725	4,075
Research and development	1,671	1,744
Total operating expenses	5,396	5,819
Loss from operations	(329)	(220)
Interest expense, net	(6)	(5)
Other income (expense), net	19	(21)
Loss before income taxes	(316)	(246)
Provision for income taxes	15	16
Net loss and comprehensive loss	$(331)	$(262)

Net loss per share (basic and diluted)	$(0.02)	$(0.02)

Weighted-average common shares (basic and diluted)	15,103	14,787

Net revenue from related parties	$68	$79

(1)  Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	September 30,
	2015	2014
Operating activities
Net loss	$(331)	$(262)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	233	255
Depreciation	218	229
Provision for excess and obsolete inventories	73	47
Changes in operating assets and liabilities:
Accounts receivable	(312)	88
Contract manufacturers' receivable	4	(222)
Inventories	442	(188)
Prepaid expenses and other current assets	85	168
Other assets	26	17
Accounts payable	(722)	390
Accrued payroll and related expenses	115	(40)
Warranty reserve	(36)	(30)
Other liabilities	(67)	(240)
Cash received related to tenant lease incentives	53	–
Net cash provided by (used in) operating activities	(219)	212

Investing activities
Purchases of property and equipment	(15)	(181)
Net cash used in investing activities	(15)	(181)

Financing activities
Minimum tax withholding paid on behalf of employees for restricted shares	(16)	–
Proceeds from borrowing on line of credit	700	–
Payment of borrowings on line of credit	(700)	–
Payment of capital lease obligations	(21)	(12)
Net cash used in financing activities	(37)	(12)
Increase (decrease) in cash and cash equivalents	(271)	19
Cash and cash equivalents at beginning of period	4,989	6,264
Cash and cash equivalents at end of period	$4,718	$6,283

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

1.	Summary of Significant Accounting Policies

The Company

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2015, included in our Annual Report on Form 10-K filed with the SEC on August 21, 2015. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at September 30, 2015 and the consolidated results of our operations and cash flows for the three months ended September 30, 2015. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the current period presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In doing so, among other things, companies will generally need to use more judgment and make more estimates than under the current guidance. The standard permits the use of either a retrospective or cumulative effect transition method. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for Lantronix in the fiscal year beginning July 1, 2018, with an option to adopt the standard for the fiscal year beginning July 1, 2017. We are currently evaluating this standard and have not yet selected a transition method or the effective date on which we plan to adopt the standard, nor have we determined the effect of the standard on our financial statements and related disclosures.

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

In July 2015, the FASB issued final guidance that simplifies the subsequent measurement of inventory for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by the existing guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance does not change how entities initially measure the cost of inventory. Lantronix adopted this guidance in the fiscal year beginning July 1, 2015. Such adoption did not have a material impact on our financial statements.

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	September 30,	June 30,
	2015	2015
	(In thousands)
Finished goods	$5,640	$6,044
Raw materials	2,182	2,122
Finished goods held by distributors	1,166	1,337
Inventories, net	$8,988	$9,503

Other Liabilities

The following table presents details of our other liabilities:

	September 30,	June 30,
	2015	2015
	(In thousands)
Current
Customer deposits and refunds	$663	$854
Accrued raw materials purchases	1,125	916
Deferred revenue	536	690
Capital lease obligations	55	62
Deferred rent	52	40
Taxes payable	248	247
Accrued operating expenses	1,111	1,040
Total other current liabilities	$3,790	$3,849

Non-current
Deferred revenue	$80	$80
Deferred rent	228	–
Total other non-current liabilities	$308	$80

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended
	September 30,
	2015	2014
	(In thousands, except per share data)
Numerator:
Net loss	$(331)	$(262)
Denominator:
Weighted average common shares outstanding (basic and diluted)	15,103	14,787
Net loss per share (basic and diluted)	$(0.02)	$(0.02)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended
	September 30,
	2015	2014
	(In thousands)
Common stock equivalents	3,550	1,664

Facility Lease

The lease for our new corporate headquarters in Irvine, California, commenced in July 2015. The lease agreement provided for a tenant improvement allowance from the landlord of up to $243,000 for tenant improvements and other qualified expenses. In connection with this allowance, the landlord paid for approximately $190,000 in tenant improvements, and, in September 2015, reimbursed Lantronix for the remaining $53,000.

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2015	2014
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$11	$48
Non-cash tenant improvements paid by landlord	$190	$–

3.	Warranty Reserve

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

The following table presents details of our warranty reserve:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2015	2015
	(In thousands)
Beginning balance	$163	$150
Charged to cost of revenues	(14)	112
Usage	(22)	(99)
Ending balance	$127	$163

4.	Bank Line of Credit

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

The following table sets forth the Minimum TNW compared to our Actual TNW:

September 30,
2015
(In thousands)
Minimum TNW	$6,000
Actual TNW	$9,107

The following table presents certain information with respect to the Loan Agreement with SVB:

	September 30,	June 30,
	2015	2015
	(In thousands)
Outstanding borrowings on the line of credit	$700	$700
Available borrowing capacity	$1,910	$1,736
Outstanding letters of credit	$51	$110

Our outstanding letters of credit were used as security deposits.

5.	Stockholders’ Equity

Share-Based Plans

Our share-based plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of September 30, 2015, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Option Awards

The following table presents a summary of stock option activity under all of our stock option plans:

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2015	3,546	$2.19
Granted	544	1.35
Forfeited	(49)	1.79
Expired	(9)	1.93
Exercised	–	–
Balance of options outstanding at September 30, 2015	4,032	$2.08

Restricted Stock Units

The following table presents a summary of activity with respect to our RSUs:

		Weighted
		Average
		Grant - Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2015	28	$1.98
Granted	50	1.35
Vested	(25)	2.00
Balance of RSUs outstanding at September 30, 2015	53	$1.38

In September 2015, our Chief Executive Officer was granted 50,000 performance-based RSUs. Vesting of these RSUs is subject to the achievement of certain financial performance targets for the fiscal year ending June 30, 2016 ("Fiscal 2016"). If we achieve the performance targets for Fiscal 2016: (a) 50% of the RSUs will vest on September 1, 2016, and (b) the remaining 50% of the RSUs will vest in four equal quarterly installments beginning on December 1, 2016. We have recorded share-based compensation expense for these RSUs based on management’s current estimates of the probability of achieving the performance targets.

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (the “ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions. Each of our employees (including officers) is eligible to participate in the ESPP, subject to certain limitations as defined in the ESPP plan document.

The following table presents a summary of activity under our ESPP:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2015	906
Reserved for issuance	–
Issued	–
Shares available for issuance at September 30, 2015	906

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended
	September 30,
	2015	2014
	(In thousands)
Cost of revenues	$18	$20
Selling, general and administrative	171	174
Research and development	44	61
Total share-based compensation expense	$233	$255

The following table summarizes the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of September 30, 2015:

	Remaining	Remaining
	Unrecognized	Weighted
	Compensation	Average Years
	Cost	To Recognize
	(In thousands)
Stock options	$1,048	2.9
Restricted stock units	65	1.8
Stock purchase rights under ESPP	41	0.7

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

	Three Months Ended
	September 30,
	2015	2014
Effective tax rate	5%	7%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of September 30, 2015 and June 30, 2015.

7.	Commitments and Contingencies

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

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in Item 1 of this Report, the “Risk Factors” included in Item 1A of this Report and in our Annual Report on Form 10-K for the year ended June 30, 2015, or the Form 10-K, as well as the Cautionary Note Regarding Forward Looking Statements described elsewhere in this Report, before deciding to purchase, hold or sell our common stock.

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

We organize our solutions into two product lines based on how they are marketed, sold and deployed: IoT Modules and Enterprise Solutions. We conduct our business globally and manage our sales teams by geography, according to four regions: the Americas; Europe, Middle East, and Africa (“EMEA”); Asia Pacific; and Japan.

Products and Solutions Overview

“New Products” are defined as products that have been released since the second quarter of the fiscal year ended June 30, 2012. All other products are referred to as “Legacy Products.”

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

Our IoT Modules are typically sold to original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), contract manufacturers and distributors. OEMs design and sell products under their own brand that are either manufactured by the OEM in-house or by third-party contract manufacturers. ODMs design and manufacture products for third parties, which then sell those products under their own brand. The design cycles using our IoT Modules typically range from 12 to 24 months and can generate revenue for the entire life-cycle of an end-user’s product.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in the Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2015 as compared to what was previously disclosed in the Form 10-K.

Results of Operations - Summary

In the three months ended September 30, 2015 our net revenue decreased by $963,000, or 8.3%, compared to the three months ended September 30, 2014. Primarily as a result of cost cutting efforts and lower variable compensation expenses, our operating expenses were reduced by approximately 7.3% during the three months ended September 30, 2015 as compared to three months ended September 30, 2014. Our net loss was $331,000 for the three months ended September 30, 2015 compared to a net loss of $262,000 in the three months ended September 30, 2014.

Results of Operations – Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net Revenue

The following tables present our fiscal quarter net revenue by product line and geographic region:

	Three Months Ended September 30,
	2015			2014			Total Change
	IoT Modules	Enterprise Solutions	Total	IoT Modules	Enterprise Solutions	Total	$	%
	(In thousands, except percentages)
New Products	$480	$1,273	$1,753	$184	$1,536	$1,720	$33	1.9%
Legacy Products	4,752	4,068	8,820	5,444	4,372	9,816	(996)	(10.1%	)
	$5,232	$5,341	$10,573	$5,628	$5,908	$11,536	$(963)	(8.3%	)

	Three Months Ended September 30,
	2015			2014			Total Change
	IoT Modules	Enterprise Solutions	Total	IoT Modules	Enterprise Solutions	Total	$	%
	(In thousands, except percentages)
Americas	$1,664	$3,445	$5,109	$2,409	$4,150	$6,559	$(1,450)	(22.1%	)
EMEA	2,572	1,249	3,821	2,169	1,125	3,294	527	16.0%
Asia Pacific	517	384	901	617	312	929	(28)	(3.0%	)
Japan	479	263	742	433	321	754	(12)	(1.6%	)
	$5,232	$5,341	$10,573	$5,628	$5,908	$11,536	$(963)	(8.3%	)

IoT Modules

Net revenue from our IoT Modules product line declined primarily as a result of a decline in sales from Legacy Products, particularly our WiPort and Micro product families in the Americas region. The overall decline in revenues in this product line was partially offset by growth from one of our New Products, the xPico WiFi, which benefited from a design win in the EMEA region moving into production during the current quarter.

Enterprise Solutions

Net revenue from our Enterprise Solutions product line decreased primarily as a result of (i) decreased unit sales of our Legacy Products, in particular the SLC product family in the Americas region and (ii) decreased unit sales of certain other New Product families. One of the primary reasons for the decline in New Products in the Enterprise Solutions category is that in the quarter ended September 30, 2014, two customers began a regional roll out of our SLB2 product family resulting in increased unit sales of the product. In the current fiscal quarter, we saw a much lower rate of purchases of this product family by these customers. The overall decline in Enterprise Solutions was partially offset by an increase in unit sales of the SLC8000, one of our New Products.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our fiscal quarter gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$5,067	47.9%	$5,599	48.5%	$(532)	(9.5%	)

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended September 30, 2015 was lower than the prior year period primarily due to higher overhead costs and, to a lesser extent, charges for excess inventories.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,323		$2,671		$(348)	(13.0%	)
Professional fees and outside services	386		364		22	6.0%
Advertising and marketing	450		419		31	7.4%
Facilities	277		300		(23)	(7.7%	)
Share-based compensation	171		174		(3)	(1.7%	)
Depreciation	51		65		(14)	(21.5%	)
Other	67		82		(15)	(18.3%	)
Selling, general and administrative	$3,725	35.2%	$4,075	35.3%	$(350)	(8.6%	)

The decrease in selling, general and administrative expenses was primarily due to (i) lower headcount-related expenses, as we reduced headcount at the end of the prior fiscal year in order to reduce our ongoing operating expenses and (ii) lower variable compensation expenses.

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

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,160		$1,154		$6	0.5%
Facilities	185		189		(4)	(2.1%	)
Outside services	152		184		(32)	(17.4%	)
Product certifications	76		81		(5)	(6.2%	)
Share-based compensation	44		64		(20)	(31.3%	)
Other	54		72		(18)	(25.0%	)
Research and development	$1,671	15.8%	$1,744	15.1%	$(73)	(4.2%	)

Research and development expenses decreased primarily due to lower outside services and other related costs, which were impacted by the timing of development projects.

Provision for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended
	September 30,
	2015	2014
Effective tax rate	5%	7%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of September 30, 2015 and June 30, 2015.

Liquidity and Capital Resources

The following table presents details of our working capital and cash and cash equivalents:

	September 30,	June 30,
	2015	2015	Change
	(In thousands)
Working capital	$7,575	$7,447	$128
Cash and cash equivalents	$4,718	$4,989	$(271)

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

Our future working capital requirements will depend on many factors, including the timing and amount of our net revenue, any future cost-cutting measures that we may implement from time to time, research and development expenses, expenses associated with any strategic partnerships or acquisitions, infrastructure investments and future fundraising activities.

We expect our existing cash and cash equivalents, amounts available under our credit facilities and cash generated from operations will be sufficient to fund our capital expenditures, working capital and other cash requirements. From time to time, we may seek additional capital from public or private offerings of our capital stock, borrowings under our existing or future credit lines or other sources in order to (i) develop or enhance our products, (ii) take advantage of future opportunities, (iii) respond to competition or (iv) continue to operate our business. We currently have a Form S-3 shelf registration statement on file with the SEC. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all.

Loan Agreement

Refer to Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Report.

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Net cash provided by (used in) operating activities	$(219)	$212	$(431)
Net cash used in investing activities	(15)	(181)	166
Net cash used in financing activities	(37)	(12)	(25)

Operating Activities

Net cash used by operating activities during the three months ended September 30, 2015 increased as compared to the prior year period due primarily to a decrease in accounts payable of approximately 20% compared to June 30, 2015 as we paid for inventories accumulated during the prior quarter. Additionally, we saw an increase in accounts receivable of approximately 12% as compared to June 30, 2015 due to the timing of shipments and higher net revenue in the quarter ended September 30, 2015 as compared to the quarter ended June 30, 2015. The use of cash during the current quarter was partially offset by an approximate 5% decrease in inventories during the quarter as we began to sell inventories that were built in the prior fiscal year.

Investing Activities

Cash used in investing activities was related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment for new product deployment.

Financing Activities

Cash used in financing activities was primarily due to payments for capital leases and withholding taxes paid on behalf of employees for restricted shares that vested during the current quarter.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2015, we were not involved in any material unconsolidated SPEs.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Inherent Limitation on Effectiveness of Controls

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

LANTRONIX, INC. (Registrant)

Date: October 30, 2015	By:	/s/ KURT BUSCH
Kurt Busch
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2015	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

The exhibits listed below are hereby filed with the SEC as part of this Report.

		Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.1	Summary of Lantronix, Inc. Annual Bonus Program		8-K	99.1	09/08/2015

10.2	Lantronix, Inc. Stock Ownership Guidelines for Non-Employee Directors, as revised		8-K	99.2	09/08/2015

10.3	Lantronix, Inc. Non-Employee Director Compensation Policy, as revised		8-K	99.3	09/08/2015

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language):

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

