Form 10-Q
period 2015-12-31
LANTRONIX INC
filed 2016-02-16
CIK 1114925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of January 31, 2016, there were 15,225,206 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

December 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended December 31, 2015, or the Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. In particular, this Report contains forward-looking statements relating to, among other things:

•	predictions of or assumptions about earnings, revenues, expenses or other financial matters;
•	forecasts of our liquidity position, results of operations or available cash resources;
•	the impact of changes in our relationship with customers;
•	plans or expectations with respect to our product development activities or business strategy;
•	demand for our products or for the products of our competitors;
•	the impact of pending litigation;
•	the impact of recent accounting pronouncements; and
•	assumptions underlying any of the foregoing.

We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance, to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” in Item 1A of this Report, our Annual Report on Form 10-K, or the Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on August 21, 2015, as well as in the other filings we make with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$4,562	$4,989
Accounts receivable, net	2,343	2,658
Inventories, net	7,861	9,503
Contract manufacturers' receivable	482	369
Prepaid expenses and other current assets	615	400
Total current assets	15,863	17,919
Property and equipment, net	1,684	1,471
Goodwill	9,488	9,488
Other assets	56	93
Total assets	$27,091	$28,971

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,575	$3,633
Line of credit	700	700
Accrued payroll and related expenses	1,655	1,685
Warranty reserve	142	163
Other current liabilities	3,575	3,849
Total current liabilities	8,647	10,030
Long-term capital lease obligations	150	152
Other non-current liabilities	310	80
Total liabilities	9,107	10,262

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock	2	2
Additional paid-in capital	206,860	206,326
Accumulated deficit	(189,249)	(187,990)
Accumulated other comprehensive income	371	371
Total stockholders' equity	17,984	18,709
Total liabilities and stockholders' equity	$27,091	$28,971

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net revenue (1)	$9,540	$10,735	$20,113	$22,271
Cost of revenue	4,951	5,565	10,457	11,502
Gross profit	4,589	5,170	9,656	10,769
Operating expenses:
Selling, general and administrative	3,814	3,992	7,539	8,067
Research and development	1,716	1,782	3,387	3,526
Total operating expenses	5,530	5,774	10,926	11,593
Loss from operations	(941)	(604)	(1,270)	(824)
Interest expense, net	(9)	(3)	(15)	(8)
Other income (expense), net	28	1	47	(20)
Loss before income taxes	(922)	(606)	(1,238)	(852)
Provision for income taxes	6	26	21	42
Net loss and comprehensive loss	$(928)	$(632)	$(1,259)	$(894)

Net loss per share (basic and diluted)	$(0.06)	$(0.04)	$(0.08)	$(0.06)

Weighted-average common shares (basic and diluted)	15,160	14,874	15,131	14,831

Net revenue from related parties	$45	$112	$113	$191

(1) Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	December 31,
	2015	2014
Operating activities
Net loss	$(1,259)	$(894)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	485	520
Depreciation	423	463
Provision for excess and obsolete inventories	79	52
Changes in operating assets and liabilities:
Accounts receivable	315	997
Inventories	1,563	(944)
Contract manufacturers' receivable	(113)	(34)
Prepaid expenses and other current assets	(215)	(72)
Other assets	25	20
Accounts payable	(1,352)	(319)
Accrued payroll and related expenses	(30)	(169)
Warranty reserve	(21)	(39)
Other liabilities	(290)	(155)
Cash received related to tenant lease incentives	53	–
Net cash used in operating activities	(337)	(574)
Investing activities
Purchases of property and equipment	(103)	(363)
Net cash used in investing activities	(103)	(363)
Financing activities
Minimum tax withholding paid on behalf of employees for restricted shares	(46)	(53)
Proceeds from borrowings on line of credit	1,400	–
Payment of borrowings on line of credit	(1,400)	–
Net proceeds from issuances of common stock	95	158
Payment of capital lease obligations	(36)	(25)
Net cash provided by financing activities	13	80
Decrease in cash and cash equivalents	(427)	(857)
Cash and cash equivalents at beginning of period	4,989	6,264
Cash and cash equivalents at end of period	$4,562	$5,407

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2015, included in our Annual Report on Form 10-K filed with the SEC on August 21, 2015. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at December 31, 2015 and the consolidated results of our operations for the three and six months ended December 31, 2015 and our consolidated cash flows for the six months ended December 31, 2015. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the current period presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In doing so, among other things, companies will generally need to use more judgment and make more estimates than under the current guidance. The standard permits the use of either a retrospective or cumulative effect transition method. In July 2015, FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for Lantronix in the fiscal year beginning July 1, 2018, with an option to adopt the standard for the fiscal year beginning July 1, 2017. We are currently evaluating this standard and have not yet selected a transition method or the effective date on which we plan to adopt the standard, nor have we determined the effect of the standard on our financial statements and related disclosures.

In August 2014, FASB issued a new standard that will require management of an entity to assess, for each annual and interim period, if there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current U.S. GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. The standard will be effective for Lantronix in the fiscal year beginning July 1, 2016. Early adoption is permitted. We are currently evaluating the impact of this standard on our financial statements and related disclosures.

In July 2015, FASB issued final guidance that simplifies the subsequent measurement of inventory for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by the existing guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance does not change how entities initially measure the cost of inventory. Lantronix adopted this guidance in the fiscal year beginning July 1, 2015. Such adoption did not have a material impact on our financial statements.

In November 2015, FASB issued final guidance simplifying the balance sheet classification of deferred taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. Lantronix has elected to adopt this guidance as of the fiscal quarter ended December 31, 2015. We have retrospectively applied this guidance to the accompanying unaudited condensed consolidated balance sheet as of June 30, 2015, which had the effect of increasing our working capital by $442,000 as compared to what was originally reported as of that date.

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	December 31,	June 30,
	2015	2015
	(In thousands)
Finished goods	$4,650	$6,044
Raw materials	2,005	2,122
Finished goods held by distributors	1,206	1,337
Inventories, net	$7,861	$9,503

Other Liabilities

The following table presents details of our other liabilities:

	December 31,	June 30,
	2015	2015
	(In thousands)
Current
Customer deposits and refunds	$912	$854
Accrued raw materials purchases	657	916
Deferred revenue	484	690
Capital lease obligations	65	62
Deferred rent	52	40
Taxes payable	249	247
Accrued operating expenses	1,156	1,040
Total other current liabilities	$3,575	$3,849

Non-current
Deferred revenue	$83	$80
Deferred rent	227	–
Total other non-current liabilities	$310	$80

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(In thousands, except per share data)
Numerator:
Net loss	$(928)	$(632)	$(1,259)	$(894)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	15,160	14,874	15,131	14,831

Net loss per share (basic and diluted)	$(0.06)	$(0.04)	$(0.08)	$(0.06)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(In thousands)
Common stock equivalents	3,857	1,672	3,774	1,632

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

Separation Agreement with Former Chief Executive Officer

In December 2015, we entered into a separation and release agreement (the “Separation Agreement”) with Kurt F. Busch, our former President and Chief Executive Officer. The Separation Agreement provided for (i) release of all claims by Mr. Busch in favor of Lantronix; (ii) a cash payment to Mr. Busch of $271,000, which was paid in January 2016; and (iii) the acceleration of vesting of 50,000 restricted stock units, for which we recorded a net $52,000 share-based compensation charge. Both the $271,000 accrued obligation and the share-based compensation charge are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2015.

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	December 31,
	2015	2014
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$294	$38
Non-cash acquisition of property and equipment under capital leases	$37	$–
Non-cash tenant improvements paid by landlord	$190	$–

3.	Warranty Reserve

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

The following table presents details of our warranty reserve:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2015	2015
	(In thousands)
Beginning balance	$163	$150
Charged to cost of revenues	15	112
Usage	(36)	(99)
Ending balance	$142	$163

4.	Bank Line of Credit

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

The following table sets forth the Minimum TNW compared to our Actual TNW:

December 31,
2015
(In thousands)
Minimum TNW	$6,000
Actual TNW	$8,496

The following table presents certain information with respect to the Loan Agreement with SVB:

	December 31,	June 30,
	2015	2015
	(In thousands)
Outstanding borrowings on the line of credit	$700	$700
Available borrowing capacity	$1,626	$1,736
Outstanding letters of credit	$51	$110

Our outstanding letters of credit were used as security deposits.

5.	Stockholders’ Equity

Share-Based Plans

Our stock incentive plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of December 31, 2015, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Option Awards

In December 2015, in accordance with his employment offer letter, our new Chief Executive Officer, Jeffrey Benck, was granted the following stock options pursuant to our Amended and Restated 2010 Stock Incentive Plan:

(a)	an option to purchase 150,000 shares of Lantronix common stock that vest according to the following schedule: 25% of the options shall vest on September 1, 2017 and the remaining options shall vest ratably each month thereafter for a period of 36 months; and

(b)	an option to purchase 150,000 shares of Lantronix common stock that vest according to the following schedule: 25% of the options shall vest on September 1, 2018 and the remaining options shall vest ratably each month thereafter for a period of 36 months.

The following table presents a summary of stock option activity under all of our stock option plans:

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2015	3,546	$2.19
Granted	924	1.26
Forfeited	(327)	1.76
Expired	(56)	2.51
Exercised	–	–
Balance of options outstanding at December 31, 2015	4,087	$2.01

Restricted Stock Units

The following table presents a summary of activity with respect to our RSUs:

		Weighted
		Average
		Grant - Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2015	28	$1.98
Granted	70	1.28
Vested	(78)	1.58
Balance of RSUs outstanding at December 31, 2015	20	$1.10

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

The following table presents a summary of activity under our ESPP:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2015	906
Reserved for issuance	–
Issued	(93)
Shares available for issuance at December 31, 2015	813

In accordance with the terms of our ESPP, the purchase price of the 93,000 shares that were issued on November 13, 2015 was adjusted to $1.02 per share, which represents 85% of the closing market price of our common stock on that date.

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(In thousands)
Cost of revenues	$20	$16	$38	$36
Selling, general and administrative	182	195	353	369
Research and development	50	54	94	115
Total share-based compensation expense	$252	$265	$485	$520

The following table summarizes the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of December 31, 2015:

	Remaining	Remaining
	Unrecognized	Weighted
	Compensation	Average Years
	Cost	To Recognize
	(In thousands)
Stock options	$1,229	3.3
Restricted stock units	19	0.9
Stock purchase rights under ESPP	164	1.9

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Effective tax rate	1%	4%	2%	5%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2015 and June 30, 2015.

7.	Commitments and Contingencies

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that are expected to have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

8.	Related Party Transactions

In December 2015, we were informed that our largest stockholder and Lantronix director, Bernhard Bruscha, had sold his investment in Barix AG (“Barix”). Barix is an international customer of Lantronix, for which we have historically reported net revenues as a related party transaction. While we anticipate continuing to sell to Barix, such revenues in subsequent periods will no longer be classified as net revenue from related parties.

9.	Subsequent Event

In February 2016, we initiated a strategic realignment plan to enable us to reallocate resources intended to optimize our sales and product development efforts. We expect the realignment activities to result in total pre-tax charges ranging from approximately $200,000 to $300,000, consisting of severance, lease termination and other associated costs. These activities, and the related charges, are expected to be substantially completed and incurred, respectively, during the fiscal quarter ending March 31, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included in Item 1 of this Report, the “Risk Factors” included in Item 1A of this Report and in the Form 10-K, as well as the Cautionary Note Regarding Forward Looking Statements described elsewhere in this Report, before deciding to purchase, hold or sell our common stock.

Overview

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our or us, is a specialized networking company providing machine to machine, or M2M, and Internet of Things, or IoT, solutions. Our products deliver secure connectivity, device management and mobility for today's increasingly connected world. By networking and managing devices and machines that have never before been connected, we enable our customers to realize the possibilities of the IoT.

We provide a broad portfolio of products intended to enhance the value of electronic devices and machines. Our products are typically used by enterprise and commercial businesses, government institutions, telecommunication and utility companies, financial institutions, healthcare providers and individual consumers.

We organize our solutions into two product lines based on how they are marketed, sold and deployed: IoT Modules and Enterprise Solutions. We conduct our business globally and manage our sales teams by geography, according to four regions: the Americas; Europe, Middle East, and Africa, or EMEA; Asia Pacific; and Japan.

Products and Solutions Overview

“New Products” are defined as products that have been released since the beginning of the second quarter of the fiscal year ended June 30, 2012. All other products are referred to as “Legacy Products.”

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

Our IoT Modules are typically sold to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract manufacturers and distributors. OEMs design and sell products under their own brand that are either manufactured by the OEM in-house or by third-party contract manufacturers. ODMs design and manufacture products for third parties, which then sell those products under their own brand. The design cycles using our IoT Modules typically range from 12 to 24 months and can generate revenue for the entire life-cycle of an end-user’s product.

Enterprise Solutions

Our Enterprise Solutions consist of electronic products that typically connect to one or more existing machines and devices and provide network connectivity or additional functionality. Our Enterprise Solutions are designed to enhance the value and utility of machines and devices by making the data from them available to users, systems and processes or by controlling their properties and features over the network. Our Enterprise Solutions primarily serve three markets: IoT Gateways, IT Infrastructure Management and Mobile Printing, based on the target application while relying on a common set of core technologies such as network connectivity, routing, switching and remote management. IoT Gateways encompass our line of wired and wireless device servers and terminal servers that add network connectivity to legacy or existing machines and intelligent gateways that add application hosting, protocol conversion and secure access for distributed Enterprise IoT deployments. IT Infrastructure Management includes console management, power management, keyboard video mouse, or KVM, products that provide out-of-band management access to IT and networking infrastructure deployed in data centers and server rooms. Mobile Printing covers the lineup of print servers that enhances the installed base of printers to work with Google Cloud Print and Apple Airprint. The following product families are included in our Enterprise Solutions product line: EDS, PremierWave® XC, PremierWave® XN, SLB™, SLC™, SLP™, Spider™, UDS, xDirect®, xPress™, xPrintServer®, and xSenso®.

Enterprise Solutions are typically sold through value added resellers, or VARs, systems integrators, distributors, e-tailers and to a lesser extent to OEMs. Sales are often project-based and may result in significant quarterly fluctuations.

Recent Accounting Pronouncements

Please refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Report for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in the Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three months ended December 31, 2015 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

Summary

In the three months ended December 31, 2015 our net revenue decreased by $1.2 million, or 11.1%, compared to the three months ended December 31, 2014. The decline in net revenue was primarily due to lower unit sales of our Legacy Products, which was partially offset by growth in unit sales of some of our New Products. Our net loss was $928,000 for the three months ended December 31, 2015 compared to a net loss of $632,000 in the three months ended December 31, 2014. Our net loss in the current quarter was largely the result of the decrease in our net revenue and the resulting decrease in gross profit of 11.2%.

Net Revenue

The following tables present our fiscal quarter net revenue by product line and geographic region:

	Three Months Ended December 31,
	2015			2014			Total Change
	IoT Modules	Enterprise Solutions	Total	IoT Modules	Enterprise Solutions	Total	$	%
	(In thousands, except percentages)
New Products	$447	$1,382	$1,829	$291	$1,354	$1,645	$184	11.2%
Legacy Products	4,449	3,262	7,711	5,007	4,083	9,090	(1,379)	(15.2%	)
	$4,896	$4,644	$9,540	$5,298	$5,437	$10,735	$(1,195)	(11.1%	)

	Three Months Ended December 31,
	2015			2014			Total Change
	IoT Modules	Enterprise Solutions	Total	IoT Modules	Enterprise Solutions	Total	$	%
	(In thousands, except percentages)
Americas	$2,186	$3,017	$5,203	$1,971	$3,662	$5,633	$(430)	(7.6%	)
EMEA	1,746	1,074	2,820	2,154	1,150	3,304	(484)	(14.6%	)
Asia Pacific	549	344	893	550	349	899	(6)	(0.7%	)
Japan	415	209	624	623	276	899	(275)	(30.6%	)
	$4,896	$4,644	$9,540	$5,298	$5,437	$10,735	$(1,195)	(11.1%	)

IoT Modules

Net revenue from our IoT Modules product line declined primarily as a result of a decline in sales from Legacy Products, particularly our xPort product family in the EMEA region. The decline in sales of our Legacy IoT Modules was relatively consistent with the approximate 10% annual rate of decline that we experienced in our Legacy Products during fiscal 2014 and 2015. The overall decline in revenues in this product line was partially offset by growth from one of our New Products, the xPico WiFi, which benefited from a few design wins that are in production in the EMEA region.

Enterprise Solutions

Net revenue from our Enterprise Solutions product line decreased primarily as a result of (i) decreased unit sales of our Legacy Products, in particular the SLC and UDS product families and (ii) decreased unit sales of certain New Products. The decline in Legacy Enterprise Solutions was greater than the approximate 10% annual rate of decline we experienced in our Legacy Products in fiscal 2014 and 2015 as many of our customers began transitioning from the Legacy SLC to the new SLC8000 during the three months ended December 31, 2015. One of the primary reasons for the decline in New Products in the Enterprise Solutions category is that in the quarter ended December 31, 2014, a few customers made volume purchases of our SLB2 and PremierWave XN product families resulting in increased unit sales of these products. In the current fiscal quarter, we saw a lower rate of purchases of these product families by these customers. The overall decline in Enterprise Solutions was partially offset by an increase in unit sales of the SLC8000, one of our New Products.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our fiscal quarter gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$4,589	48.1%	$5,170	48.2%	$(581)	(11.2%)

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended December 31, 2015 was generally consistent with the three months ended December 31, 2014.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,230		$2,544		$(314)	(12.3%	)
Severance expenses	286		–		286	100.0%
Professional fees and outside services	326		359		(33)	(9.2%	)
Advertising and marketing	357		422		(65)	(15.4%	)
Facilities and insurance	256		298		(42)	(14.1%	)
Share-based compensation	182		195		(13)	(6.7%	)
Depreciation	65		63		2	3.2%
Other	112		111		1	0.9%
Selling, general and administrative	$3,814	40.0%	$3,992	37.2%	$(178)	(4.5%	)

Overall, selling, general and administrative expenses decreased primarily due to (i) lower headcount-related expenses, as we reduced headcount at the end of the prior fiscal year in order to reduce our ongoing operating expenses and (ii) lower variable compensation expenses. Selling, general and administrative expenses for the three months ended December 31, 2015 includes a severance charge for $286,000, which is comprised of $271,000 paid to our former President and Chief Executive Officer in January 2016, along with applicable payroll taxes.

In February 2016, we initiated a strategic realignment plan to enable us to reallocate resources intended to optimize our sales and product development efforts. We expect the realignment activities to result in total pre-tax charges ranging from approximately $200,000 to $300,000, consisting of severance, lease termination and other associated costs. These activities, and the related charges, are expected to be substantially completed and incurred, respectively, during the fiscal quarter ending March 31, 2016.

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

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,118		$1,176		$(58)	(4.9%	)
Facilities	206		191		15	7.9%
Outside services	181		229		(48)	(21.0%	)
Product certifications	111		66		45	68.2%
Share-based compensation	50		54		(4)	(7.4%	)
Other	50		66		(16)	(24.2%	)
Research and development	$1,716	18.0%	$1,782	16.6%	$(66)	(3.7%	)

Research and development expenses decreased primarily due to lower headcount and variable compensation expenses.

Results of Operations – Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014

Summary

In the six months ended December 31, 2015 our net revenue decreased by $2.2 million, or 9.7%, compared to the six months ended December 31, 2014. Our net loss was $1.3 million for the six months ended December 31, 2015 compared to a net loss of $894,000 in the six months ended December 31, 2014. The decline in net revenue is primarily due to lower unit sales of our Legacy Products that was partially offset by growth in some of our New Products. Our net loss in the current period was largely impacted by a decrease in our net revenue and the resulting decrease in gross profit by 10.3%. The impact on our current year net loss was partially offset by a 5.8% decrease in operating expenses.

Net Revenue

The following tables present fiscal year-to-date net revenue by product line and geographic region:

	Six Months Ended December 31,
	2015			2014			Total Change
	IoT Modules	Enterprise Solutions	Total	IoT Modules	Enterprise Solutions	Total	$	%
	(In thousands, except percentages)
New Products	$927	$2,655	$3,582	$475	$2,890	$3,365	$217	6.4%
Legacy Products	9,201	7,330	16,531	10,451	8,455	18,906	(2,375)	(12.6%	)
	$10,128	$9,985	$20,113	$10,926	$11,345	$22,271	$(2,158)	(9.7%	)

	Six Months Ended December 31,
	2015			2014			Total Change
	IoT Modules	Enterprise Solutions	Total	IoT Modules	Enterprise Solutions	Total	$	%
	(In thousands, except percentages)
Americas	$3,850	$6,462	$10,312	$4,380	$7,812	$12,192	$(1,880)	(15.4%	)
EMEA	4,318	2,323	6,641	4,323	2,275	6,598	43	0.7%
Asia Pacific	1,066	728	1,794	1,167	661	1,828	(34)	(1.9%	)
Japan	894	472	1,366	1,056	597	1,653	(287)	(17.4%	)
	$10,128	$9,985	$20,113	$10,926	$11,345	$22,271	$(2,158)	(9.7%	)

IoT Modules

Net revenue from our IoT Modules product line decreased as we have experience a decline in unit shipments for most of our Legacy Product families. The decline in Legacy IoT Modules was relatively consistent with the approximate 10% annual rate of decline that we experienced in our Legacy Products during fiscal 2014 and 2015. The decrease was partially offset by increased unit sales in the xPico Wi-Fi, a New Product, primarily in the EMEA region.

Enterprise Solutions

Net revenue from our Enterprise Solutions product line decreased primarily as a result of (i) decreased unit sales of our Legacy Products, in particular the SLC and UDS product families and (ii) decreased unit sales of certain New Products. The decline in Legacy Enterprise Solutions was greater than the approximate 10% annual rate of decline that we experienced in our Legacy Products during fiscal 2014 and 2015 as many of our customers began transitioning from the Legacy SLC to the new SLC8000, during the six months ended December 31, 2015. One of the primary reasons for the decline in New Products in the Enterprise Solutions category is that during the six months ended December 31, 2014, a few customers made volume purchases of our SLB2 and PremierWave XN product families resulting in increased unit sales of the products. During the six months ended December 31, 2015, we saw a lower rate of purchases of these product families by these customers. The overall decline in Enterprise Solutions was partially offset by an increase in unit sales of the SLC8000, one of our New Products.

Gross Profit

The following table presents fiscal year-to-date gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$9,656	48.0%	$10,769	48.4%	$(1,113)	(10.3%	)

Gross margin for the six months ended December 31, 2015 was slightly lower than the prior year period as we saw higher manufacturing overhead expenses in the current year period.

Selling, General and Administrative

The following table presents fiscal year-to-date selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,539		$5,215		$(676)	(13.0%	)
Severance expenses	286		–		286	100.0%
Professional fees & outside services	712		723		(11)	(1.5%	)
Advertising and marketing	807		841		(34)	(4.0%	)
Facilities and insurance	547		598		(51)	(8.5%	)
Share-based compensation	353		369		(16)	(4.3%	)
Depreciation	116		128		(12)	(9.4%	)
Other	179		193		(14)	(7.3%	)
Selling, general and administrative	$7,539	37.5%	$8,067	36.2%	$(528)	(6.5%	)

Selling, general and administrative expenses decreased primarily due to (i) lower headcount-related expenses, as we reduced headcount at the end of the prior fiscal year in order to reduce our ongoing operating expenses and (ii) lower variable compensation expenses. In the current year period, we have also experience lower facility-related costs resulting from the relocation of our headquarters in July 2015. Selling, general and administrative expenses for the six months ended December 31, 2015 includes a severance charge for $286,000, which is comprised of $271,000 paid to our former President and Chief Executive Officer in January 2016, along with applicable payroll taxes.

In February 2016, we initiated a strategic realignment plan to enable us to reallocate resources intended to optimize our sales and product development efforts. We expect the realignment activities to result in total pre-tax charges ranging from approximately $200,000 to $300,000, consisting of severance, lease termination and other associated costs. These activities, and the related charges, are expected to be substantially completed and incurred, respectively, during the fiscal quarter ending March 31, 2016.

Research and Development

The following table presents fiscal year-to-date research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2015	Revenue	2014	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,278		$2,330		$(52)	(2.2%	)
Facilities	391		380		11	2.9%
Outside services	333		413		(80)	(19.4%	)
Product certifications	187		147		40	27.2%
Share-based compensation	94		115		(21)	(18.3%	)
Other	104		141		(37)	(26.2%	)
Research and development	$3,387	16.8%	$3,526	15.8%	$(139)	(3.9%	)

Research and development spending in the current year period decreased primarily due to lower outside services and personnel variable compensation expenses. These decreases were partially offset by higher product certification costs, which vary from period to period due to the timing and completion of development projects.

Provision for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Effective tax rate	1%	4%	2%	5%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2015 and June 30, 2015.

Liquidity and Capital Resources

The following table presents details of our working capital and cash and cash equivalents:

	December 31,	June 30,
	2015	2015	Change
	(In thousands)
Working capital	$7,216	$7,889	$(673)
Cash and cash equivalents	$4,562	$4,989	$(427)

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

We expect our existing cash and cash equivalents, amounts available under our credit facilities and cash generated from operations will be sufficient to fund our capital expenditures, working capital and other cash requirements. From time to time, we may seek additional capital from public or private offerings of our capital stock, borrowings under our existing or future credit lines or other sources in order to (i) develop or enhance our products, (ii) take advantage of future opportunities, (iii) respond to competition or (iv) continue to operate our business. We currently have a Form S-3 shelf registration statement on file with the SEC. If we issue equity securities to raise additional funds, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. If we issue debt securities to raise additional funds, we may incur debt service obligations, we may become subject to restrictions limiting or restricting our ability to operate our business and we may be required to encumber all or a portion of our assets. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all.

Loan Agreement

Refer to Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Report.

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Six Months Ended December 31,
	2015	2014	Change
	(In thousands)
Net cash used in operating activities	$(337)	$(574)	$237
Net cash used in investing activities	(103)	(363)	260
Net cash provided by financing activities	13	80	(67)

Operating Activities

Net cash used by operating activities during the six months ended December 31, 2015 decreased as compared to the prior year period primarily due to an approximate $1.6 million decrease in inventories as compared to June 30, 2015 due to (i) our efforts to reduce inventory purchases in the current year period to align with demand, and (ii) the sale of inventories built in the prior fiscal year. Conversely, we experienced a decrease in accounts payable of approximately $1.1 million as compared to June 30, 2015 as we paid for inventories accumulated in the prior fiscal year.

Investing Activities

Cash used in investing activities was related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment for new product deployment.

Financing Activities

Cash provided by financing activities was primarily due to proceeds we received from the issuance of common stock to employees in connection with purchases made under our ESPP. These proceeds were partially offset by payments we made for withholding taxes paid on behalf of employees for restricted shares and for capital leases.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2015, we were not involved in any material unconsolidated SPEs.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reference is made to the Form 10-K for a description of our legal proceedings. There have been no material changes to our legal proceedings as disclosed in the Form 10-K.

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

See the Exhibit Index immediately following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: February 16, 2016	By:	/s/ JEFFREY BENCK
Jeffrey Benck
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2016	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.1	Offer Letter dated December 5, 2015 between Lantronix, Inc. and Jeffrey W. Benck		8-K	99.1	12/07/2015

10.2	Separation Agreement dated December 8, 2015 between Lantronix, Inc. and Kurt F. Busch		8-K	99.1	12/10/2015

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

_________________

* Furnished, not filed.

