Form 10-Q
period 2016-03-31
LANTRONIX INC
filed 2016-04-28
CIK 1114925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 22, 2016, there were 15,225,206 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2016, or the Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. In particular, this Report contains forward-looking statements relating to, among other things:

•	predictions of or assumptions about earnings, revenues, expenses or other financial matters;

•	forecasts of our liquidity position, financial condition, results of operations or available cash resources;

•	the impact of changes in our relationship with customers;

•	plans or expectations with respect to our product development activities, business strategies or restructuring activities;

•	demand for our products or for the products of our competitors;

•	the impact of pending litigation;

•	the impact of recent accounting pronouncements; and

•	assumptions or estimates underlying any of the foregoing.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	June 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$4,056	$4,989
Accounts receivable, net	3,131	2,658
Inventories, net	7,275	9,503
Contract manufacturers' receivable	321	369
Prepaid expenses and other current assets	568	400
Total current assets	15,351	17,919
Property and equipment, net	1,593	1,471
Goodwill	9,488	9,488
Other assets	54	93
Total assets	$26,486	$28,971

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,527	$3,633
Line of credit	700	700
Accrued payroll and related expenses	1,435	1,685
Warranty reserve	139	163
Other current liabilities	3,513	3,849
Total current liabilities	8,314	10,030
Long-term capital lease obligations	134	152
Other non-current liabilities	324	80
Total liabilities	8,772	10,262

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock	2	2
Additional paid-in capital	207,046	206,326
Accumulated deficit	(189,705)	(187,990)
Accumulated other comprehensive income	371	371
Total stockholders' equity	17,714	18,709
Total liabilities and stockholders' equity	$26,486	$28,971

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net revenue (1)	$9,964	$10,444	$30,077	$32,715
Cost of revenue	5,186	5,735	15,643	17,237
Gross profit	4,778	4,709	14,434	15,478
Operating expenses:
Selling, general and administrative	3,469	3,914	11,008	11,981
Research and development	1,744	1,619	5,131	5,145
Total operating expenses	5,213	5,533	16,139	17,126
Loss from operations	(435)	(824)	(1,705)	(1,648)
Interest expense, net	(8)	(4)	(23)	(12)
Other income (expense), net	–	(5)	47	(25)
Loss before income taxes	(443)	(833)	(1,681)	(1,685)
Provision for income taxes	13	6	34	48
Net loss	$(456)	$(839)	$(1,715)	$(1,733)

Net loss per share (basic and diluted)	$(0.03)	$(0.06)	$(0.11)	$(0.12)

Weighted-average common shares (basic and diluted)	15,225	14,942	15,163	14,868

Net revenue from related parties	$–	$28	$113	$219

(1) Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(1,715)	$(1,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	671	770
Depreciation	614	680
Provision for excess and obsolete inventories	171	262
Changes in operating assets and liabilities:
Accounts receivable	(473)	1,000
Inventories	2,057	(598)
Contract manufacturers' receivable	48	(127)
Prepaid expenses and other current assets	(168)	31
Other assets	23	17
Accounts payable	(1,121)	(514)
Accrued payroll and related expenses	(250)	(187)
Warranty reserve	(24)	(39)
Other liabilities	(337)	179
Cash received related to tenant lease incentives	53	–
Net cash used in operating activities	(451)	(259)
Investing activities
Purchases of property and equipment	(478)	(474)
Net cash used in investing activities	(478)	(474)
Financing activities
Minimum tax withholding paid on behalf of employees for restricted shares	(46)	(53)
Proceeds from borrowings on line of credit	2,100	–
Payment of borrowings on line of credit	(2,100)	–
Net proceeds from issuances of common stock	95	158
Payment of capital lease obligations	(53)	(38)
Net cash provided by (used in) financing activities	(4)	67
Decrease in cash and cash equivalents	(933)	(666)
Cash and cash equivalents at beginning of period	4,989	6,264
Cash and cash equivalents at end of period	$4,056	$5,598

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2015, included in our Annual Report on Form 10-K filed with the SEC on August 21, 2015. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at March 31, 2016 and the consolidated results of our operations for the three and nine months ended March 31, 2016 and our consolidated cash flows for the nine months ended March 31, 2016. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

In August 2014, FASB issued a new standard that will require management of an entity to assess, for each annual and interim period, if there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current U.S. GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt about the entity’s ability to continue as a going concern. The standard will be effective for Lantronix in the fiscal year beginning July 1, 2016. Early adoption is permitted. We are currently evaluating the impact of this standard on our financial statements and related disclosures.

In November 2015, FASB issued final guidance simplifying the balance sheet classification of deferred taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. Lantronix elected to adopt this guidance as of the fiscal quarter ended December 31, 2015. We have retrospectively applied this guidance to the accompanying unaudited condensed consolidated balance sheet as of June 30, 2015, which had the effect of increasing our working capital by $442,000 as compared to what was originally reported as of that date.

In February 2016, FASB issued an accounting standard that revises lease accounting guidance. The standard requires lessees to put most leases on their balance sheets, but recognize expenses on their income statements in a manner similar to the previous guidance. The standard will be effective for Lantronix in the fiscal year beginning July 1, 2019. Early adoption is permitted. We are currently evaluating the impact of this standard on our financial statements and related disclosures.

In March 2016, FASB issued guidance that changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. All of the guidance will be effective for Lantronix in the fiscal year beginning July 1, 2017. Early adoption is permitted. We are currently evaluating the impact of this standard on our financial statements and related disclosures.

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	March 31,	June 30,
	2016	2015
	(In thousands)
Finished goods	$4,059	$6,044
Raw materials	2,076	2,122
Finished goods held by distributors	1,140	1,337
Inventories, net	$7,275	$9,503

Other Liabilities

The following table presents details of our other liabilities:

	March 31,	June 30,
	2016	2015
	(In thousands)
Current
Customer deposits and refunds	$700	$854
Accrued raw materials purchases	726	916
Deferred revenue	458	690
Capital lease obligations	64	62
Deferred rent	52	40
Taxes payable	254	247
Accrued operating expenses	1,259	1,040
Total other current liabilities	$3,513	$3,849

Non-current
Deferred revenue	$98	$80
Deferred rent	226	–
Total other non-current liabilities	$324	$80

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator:
Net loss	$(456)	$(839)	$(1,715)	$(1,733)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	15,225	14,942	15,163	14,868

Net loss per share (basic and diluted)	$(0.03)	$(0.06)	$(0.11)	$(0.12)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(In thousands)
Common stock equivalents	3,696	1,700	3,630	1,653

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

Separation Agreement with Former Chief Executive Officer

In December 2015, we entered into a separation and release agreement (the “Separation Agreement”) with Kurt F. Busch, our former President and Chief Executive Officer. The Separation Agreement provided for (i) release of all claims by Mr. Busch in favor of Lantronix; (ii) a cash payment to Mr. Busch of $271,000, which was paid in January 2016; and (iii) the acceleration of vesting of 50,000 restricted stock units, for which we recorded a net $52,000 share-based compensation charge. Both the $271,000 cash payment and the share-based compensation charge were recorded in the three months ended December 31, 2015 and are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations for the nine months ended March 31, 2016.

Restructuring

In February 2016, we initiated a strategic realignment plan to enable us to reallocate resources intended to optimize our sales and product development efforts. The realignment activities were substantially completed in the three months ended March 31, 2016, and consisted of severance, lease termination and other associated costs. These activities resulted in total charges of approximately $247,000, and are included in the applicable functional line items within the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2016. We expect all remaining obligations accrued as of March 31, 2016 to be substantially paid by June 30, 2016.

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,
	2016	2015
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$15	$–
Non-cash acquisition of property and equipment under capital leases	$37	$17
Non-cash tenant improvements paid by landlord	$190	$–

3.	Warranty Reserve

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

The following table presents details of our warranty reserve:

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2016	2015
	(In thousands)
Beginning balance	$163	$150
Charged to cost of revenues	59	112
Usage	(83)	(99)
Ending balance	$139	$163

4.	Bank Line of Credit

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

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. At March 31, 2016, we did not meet the 1.0 or higher quick ratio.

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

The following table sets forth the Minimum TNW compared to our Actual TNW:

March 31,
2016
(In thousands)
Minimum TNW	$6,000
Actual TNW	$8,226

The following table presents certain information with respect to the Loan Agreement with SVB:

	March 31,	June 30,
	2016	2015
	(In thousands)
Outstanding borrowings on the line of credit	$700	$700
Available borrowing capacity	$1,844	$1,736
Outstanding letters of credit	$51	$110

Our outstanding letters of credit were used as security deposits.

5.	Stockholders’ Equity

Stock Incentive Plans

Our stock incentive plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of March 31, 2016, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Options

The following table presents a summary of activity during the nine months ended March 31, 2016 with respect to our stock options:

	Number of Shares	Weighted Average Exercise Price per Share
	(In thousands)
Balance of options outstanding at June 30, 2015	3,546	$2.19
Granted	924	1.26
Forfeited	(420)	1.73
Expired	(712)	2.28
Exercised	–	–
Balance of options outstanding at March 31, 2016	3,338	$1.97

Restricted Stock Units

The following table presents a summary of activity during the nine months ended March 31, 2016 with respect to our RSUs:

	Number of Shares	Weighted Average Grant - Date Fair Value per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2015	28	$1.98
Granted	70	1.28
Vested	(78)	1.58
Balance of RSUs outstanding at March 31, 2016	20	$1.10

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (the “ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions at the end of a specified purchase period. Each of our employees (including officers) is eligible to participate in the ESPP, subject to certain limitations as set forth in the ESPP.

The following table presents a summary of activity under our ESPP during the nine months ended March 31, 2016:

Number of Shares
(In thousands)
Shares available for issuance at June 30, 2015	906
Reserved for issuance	–
Issued	(93)
Shares available for issuance at March 31, 2016	813

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

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(In thousands)
Cost of revenues	$14	$17	$52	$53
Selling, general and administrative	131	189	484	558
Research and development	41	44	135	159
Total share-based compensation expense	$186	$250	$671	$770

The following table summarizes the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of March 31, 2016:

	Remaining Unrecognized Compensation Cost	Remaining Weighted Average Years To Recognize
	(In thousands)
Stock options	$1,026	3.2
Restricted stock units	14	0.6
Stock purchase rights under ESPP	125	1.7

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon the income tax provision for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Effective tax rate	3%	1%	2%	3%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2016 and June 30, 2015.

7.	Commitments and Contingencies

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that are expected to have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows. However, legal proceedings and claims are inherently uncertain, and there can be no assurance that existing or future legal matters arising in the ordinary course of business or otherwise will not have a material adverse effect on our business in the future.

8.	Related Party Transactions

In December 2015, we were informed that our largest stockholder and Lantronix director, Bernhard Bruscha, had sold his investment in Barix AG (“Barix”). Barix is an international customer of Lantronix, for which we have historically reported net revenues as a related party transaction. While we continue to sell to Barix, subsequent to December 2015, such revenues are no longer classified as net revenue from related parties.

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

We organize our solutions into two product lines based on how they are marketed, sold and deployed: IoT Modules and Enterprise Solutions. We conduct our business globally and manage our sales teams by geography. As a result of a strategic realignment plan that we executed during the quarter ended March 31, 2016, we now manage according to three geographic regions; the Americas, Europe, Middle East and Africa, or EMEA, and Asia Pacific Japan.

Products and Solutions Overview

For purposes of the following discussion and analysis, “New Products” are defined as products that have been released since the beginning of the second quarter of the fiscal year ended June 30, 2012. All other products are referred to as “Legacy Products.”

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

Enterprise Solutions

Our Enterprise Solutions consist of electronic products that typically connect to one or more existing machines and devices and provide network connectivity or additional functionality. Our Enterprise Solutions are designed to enhance the value and utility of machines and devices by making the data from them available to users, systems and processes or by controlling their properties and features over the network. Our Enterprise Solutions primarily serve three markets: IoT Gateways, IT Infrastructure Management and Mobile Printing, based on the target application while relying on a common set of core technologies such as network connectivity, routing, switching and remote management. IoT Gateways encompass our line of wired and wireless device servers and terminal servers that add network connectivity to legacy or existing machines and intelligent gateways that add application hosting, protocol conversion and secure access for distributed Enterprise IoT deployments. IT Infrastructure Management includes console management, power management and keyboard video mouse products that provide out-of-band management access to IT and networking infrastructure deployed in data centers and server rooms. Mobile Printing covers the lineup of print servers that enhances the installed base of printers to work with Google Cloud Print and Apple Airprint. The following product families are included in our Enterprise Solutions product line: EDS, PremierWave® XC, PremierWave® XN, SLB™, SLC™, SLP™, Spider™, UDS, xDirect®, xPress™, xPrintServer®, and xSenso®.

Enterprise Solutions are typically sold through value added resellers, systems integrators, distributors, e-tailers and to a lesser extent to OEMs. Sales are often project-based and may result in significant quarterly fluctuations.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Report for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in the Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2016 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Summary

In the three months ended March 31, 2016 our net revenue decreased by $480,000, or 4.6%, compared to the three months ended March 31, 2015. The decline in net revenue was primarily due to lower sales of our Enterprise Solutions Legacy Products, which was partially offset by growth in sales of our Enterprise Solutions New Products. Our net loss was $456,000 for the three months ended March 31, 2016 compared to a net loss of $839,000 in the three months ended March 31, 2015. The net loss for the three months ended March 31, 2016 included a restructuring charge of $247,000. Our net loss in the three months ended March 31, 2016 was lower than the three months ended March 31, 2015 principally as a result of reduced selling and marketing expenses and lower inventory reserve charges.

Net Revenue

The following tables present our fiscal quarter net revenue by product line and geographic region:

	Three Months Ended March 31,
	2016			2015			Total Change
	IoT Modules	Enterprise Solutions	Total	IoT Modules	Enterprise Solutions	Total	$	%
	(In thousands, except percentages)
New Products	$492	$1,714	$2,206	$495	$1,157	$1,652	$554	33.5%
Legacy Products	4,748	3,010	7,758	4,734	4,058	8,792	(1,034)	(11.8%	)
	$5,240	$4,724	$9,964	$5,229	$5,215	$10,444	$(480)	(4.6%	)

	Three Months Ended March 31,
	2016			2015			Total Change
	IoT Modules	Enterprise Solutions	Total	IoT Modules	Enterprise Solutions	Total	$	%
	(In thousands, except percentages)
Americas	$1,869	$3,158	$5,027	$1,978	$3,407	$5,385	$(358)	(6.6%	)
EMEA	2,172	1,018	3,190	2,151	1,172	3,323	(133)	(4.0%	)
Asia Pacific Japan	1,199	548	1,747	1,100	636	1,736	11	0.6%
	$5,240	$4,724	$9,964	$5,229	$5,215	$10,444	$(480)	(4.6%	)

IoT Modules

Net revenue from our IoT Modules product line for the three months ended March 31, 2016 was flat as compared to the three months ended March 31, 2015, which was an improvement from the approximate 10% annual rate of decline that we experienced in our Legacy Products during fiscal 2014 and 2015.

Enterprise Solutions

Net revenue from our Enterprise Solutions product line decreased primarily as a result of lower unit sales of our Legacy Products such as the SLC and UDS product families. The decline in Legacy Products was greater than the approximate 10% annual rate of decline that we experienced in our Legacy Products during fiscal 2014 and 2015 as many of our customers began transitioning from the Legacy SLC to the new SLC8000. The overall decline in Enterprise Solutions was partially offset by an increase in unit sales of the SLC8000, one of our New Products.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our fiscal quarter gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$4,778	48.0%	$4,709	45.1%	$69	1.5%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended March 31, 2016 improved compared to the three months ended March 31, 2015 primarily due to lower charges for excess inventories, and to a lesser extent, lower material production costs.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,097		$2,571		$(474)	(18.4%	)
Restructuring and severance expenses	250		–		250	100.0%
Professional fees and outside services	206		262		(56)	(21.4%	)
Advertising and marketing	380		417		(37)	(8.9%	)
Facilities and insurance	251		289		(38)	(13.1%	)
Share-based compensation	131		189		(58)	(30.7%	)
Depreciation	55		52		3	5.8%
Other	99		134		(35)	(26.1%	)
Selling, general and administrative	$3,469	34.8%	$3,914	37.5%	$(445)	(11.4%	)

Overall, selling, general and administrative expenses decreased primarily due to (i) lower headcount-related expenses, as we reduced headcount during the three months ended March 31, 2016 and at the end of the prior fiscal year in order to reduce our ongoing operating expenses, (ii) lower variable compensation expenses and (iii) a decrease in outside legal and marketing spending.

In February 2016, we initiated a strategic realignment plan to enable us to reallocate resources intended to optimize our sales and product development efforts. The restructuring activities were substantially completed in the three months ended March 31, 2016, and consisted of severance, lease termination and other associated costs. Of the total $247,000 in charges that we recorded related to these activities, $188,000 were recorded as selling, general and administrative expenses during the three months ended March 31, 2016. Also included in the “Restructuring and severance expenses” line item in the table above is $62,000 in severance expenses related to our former Vice President of Worldwide Sales.

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

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,185		$1,114		$71	6.4%
Restructuring and severance expenses	35		–		35	100%
Facilities	178		181		(3)	(1.7%	)
Outside services	213		197		16	8.1%
Product certifications	31		38		(7)	(18.4%	)
Share-based compensation	41		44		(3)	(6.8%	)
Other	61		45		16	35.6%
Research and development	$1,744	17.5%	$1,619	15.5%	$125	7.7%

Overall, we saw a moderate increase in research and development expenses due to slightly higher wage and headcount-related expenses in the three months ended March 31, 2016, along with higher outside services and materials expenses related to development projects. We also incurred approximately $35,000 in restructuring charges recorded in connection with our strategic realignment plan further discussed above.

Results of Operations – Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015

Summary

In the nine months ended March 31, 2016 our net revenue decreased by $2.6 million, or 8.1%, compared to the nine months ended March 31, 2015. Our net loss was $1.7 million for the nine months ended March 31, 2016 and 2015. The decline in net revenue is primarily due to lower sales of our Legacy Products that was partially offset by growth in sales of New Products. Our net loss in the nine months ended March 31, 2016 was largely impacted by a decrease in our net revenue and decrease in gross profit by 6.7%. The impact on our current year net loss was largely offset by a 5.8% decrease in operating expenses.

Net Revenue

The following tables present fiscal year-to-date net revenue by product line and geographic region:

	Nine Months Ended March 31,
	2016			2015			Total Change
	IoT Modules	Enterprise Solutions	Total	IoT Modules	Enterprise Solutions	Total	$	%
	(In thousands, except percentages)
New Products	$1,419	$4,369	$5,788	$970	$4,045	$5,015	$773	15.4%
Legacy Products	13,949	10,340	24,289	15,185	12,515	27,700	(3,411)	(12.3%	)
	$15,368	$14,709	$30,077	$16,155	$16,560	$32,715	$(2,638)	(8.1%	)

	Nine Months Ended March 31,
	2016			2015			Total Change
	IoT Modules	Enterprise Solutions	Total	IoT Modules	Enterprise Solutions	Total	$	%
	(In thousands, except percentages)
Americas	$5,719	$9,620	$15,339	$6,358	$11,219	$17,577	$(2,238)	(12.7%	)
EMEA	6,490	3,341	9,831	6,474	3,447	9,921	(90)	(0.9%	)
Asia Pacific Japan	3,159	1,748	4,907	3,323	1,894	5,217	(310)	(5.9%	)
	$15,368	$14,709	$30,077	$16,155	$16,560	$32,715	$(2,638)	(8.1%	)

IoT Modules

Net revenue from our IoT Modules product line decreased as we experienced a decline in unit shipments for many of our Legacy Product families. The decline in Legacy Products was relatively consistent with the approximate 10% annual rate of decline that we experienced in our Legacy Products during fiscal 2014 and 2015. The decrease was partially offset by increased unit sales in the xPico Wi-Fi, a New Product, primarily in the EMEA region.

Enterprise Solutions

Net revenue from our Enterprise Solutions product line decreased primarily as a result of (i) decreased unit sales of our Legacy Products, in particular the SLC and UDS product families and (ii) decreased unit sales of certain New Products. The decline in Legacy Products was greater than the approximate 10% annual rate of decline that we experienced in our Legacy Products during fiscal 2014 and 2015 as many of our customers began transitioning from the Legacy SLC to the new SLC8000 during the nine months ended March 31, 2016. The overall decline in Enterprise Solutions was partially offset by an overall increase in unit sales of our New Products, in particular, the SLC8000.

Gross Profit

The following table presents fiscal year-to-date gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$14,434	48.0%	$15,478	47.3%	$(1,044)	(6.7%	)

Gross margin for the nine months ended March 31, 2016 improved compared to the nine months ended March 31, 2015 primarily due to lower charges for excess inventories and lower material production costs. These were partially offset by higher manufacturing overhead expenses in the nine months ended March 31, 2016.

Selling, General and Administrative

The following table presents fiscal year-to-date selling, general and administrative expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$6,636		$7,786		$(1,150)	(14.8%	)
Restructuring and severance expenses	536		–		536	100.0%
Professional fees & outside services	918		985		(67)	(6.8%	)
Advertising and marketing	1,187		1,258		(71)	(5.6%	)
Facilities and insurance	798		887		(89)	(10.0%	)
Share-based compensation	484		558		(74)	(13.3%	)
Depreciation	171		180		(9)	(5.0%	)
Other	278		327		(49)	(15.0%	)
Selling, general and administrative	$11,008	36.6%	$11,981	36.6%	$(973)	(8.1%	)

Selling, general and administrative expenses decreased primarily due to (i) lower headcount-related expenses, as we reduced headcount during the nine months ended March 31, 2016 in order to reduce our ongoing operating expenses and (ii) lower variable compensation expenses. In the nine months ended March 31, 2016, we also experienced lower facility-related costs resulting from the relocation of our headquarters in July 2015.

In February 2016, we initiated a strategic realignment plan to enable us to reallocate resources intended to optimize our sales and product development efforts. The restructuring activities were substantially completed in the three months ended March 31, 2016, and consisted of severance, lease termination and other associated costs. These activities resulted in charges to selling, general and administrative expenses of approximately $188,000 for the nine months ended March 31, 2016. Also included in the “Restructuring and severance expenses” line item in the table above are severance charges totaling $348,000, which is comprised of (i) a $286,000 charge related to severance for our former President and Chief Executive and (ii) $62,000 in severance expenses related to our former Vice President of Worldwide Sales.

Research and Development

The following table presents fiscal year-to-date research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,516		$3,497		$19	0.5%
Restructuring and severance expenses	35		–		35	100%
Facilities	538		561		(23)	(4.1%	)
Outside services	546		610		(64)	(10.5%	)
Product certifications	218		185		33	17.8%
Share-based compensation	135		159		(24)	(15.1%	)
Other	143		133		10	7.5%
Research and development	$5,131	17.1%	$5,145	15.7%	$(14)	(0.3%	)

Research and development spending in the nine months ended March 31, 2016 is down slightly compared with the prior year driven principally by lower outside services and facilities expenses and lower share-based compensation expenses, partially offset by higher product certification costs. We also incurred approximately $35,000 in restructuring charges recorded in connection with our strategic realignment plan further discussed above.

Provision for Income Taxes

The following table presents our effective tax rate based upon our income tax provision:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Effective tax rate	3%	1%	2%	3%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2016 and June 30, 2015.

Liquidity and Capital Resources

The following table presents details of our working capital and cash and cash equivalents:

	March 31,	June 30,
	2016	2015	Change
	(In thousands)
Working capital	$7,037	$7,889	$(852)
Cash and cash equivalents	$4,056	$4,989	$(933)

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings available under our credit facilities, and cash generated from operations. We believe that these sources will be sufficient to fund our current requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe this concentration subjects us to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield.

Our future working capital requirements will depend on many factors, including the timing and amount of our net revenue, any future restructuring or cost-cutting measures that we may implement from time to time, research and development expenses, expenses associated with any strategic partnerships or acquisitions, infrastructure investments and fundraising activities.

From time to time, we may seek additional capital from public or private offerings of our capital stock, borrowings under our existing or future credit lines or other sources in order to (i) develop or enhance our products, (ii) take advantage of strategic opportunities, (iii) respond to competition or (iv) continue to operate our business. We currently have a Form S-3 shelf registration statement on file with the SEC. If we issue equity securities to raise additional funds, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. If we issue debt securities to raise additional funds, we may incur debt service obligations, we may become subject to restrictions limiting or restricting our ability to operate our business and we may be required to encumber all or a portion of our assets. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all.

Loan Agreement

Refer to Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Report for a discussion of our loan agreement.

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended March 31,
	2016	2015	Change
	(In thousands)
Net cash used in operating activities	$(451)	$(259)	$(192)
Net cash used in investing activities	(478)	(474)	(4)
Net cash provided by (used in) financing activities	(4)	67	(71)

Operating Activities

Net cash used by operating activities during the nine months ended March 31, 2016 increased slightly as compared to the nine months ended March 31, 2015. Inventories decreased approximately $2.2 million during the period due to (i) our efforts to reduce inventory purchases to align with demand, and (ii) the sale of inventories built in the prior fiscal year. We also experienced a decrease in accounts payable of approximately $1.1 million during the period as we lowered current fiscal year inventory levels and paid for inventories accumulated in the prior fiscal year. Additionally, accounts receivable increased $473,000 from June 30, 2015 to March 31, 2016 due primarily to the linearity of our net revenues in the current quarter.

Investing Activities

Net cash used in investing activities was related to capital expenditures for the purchase of property and equipment, primarily related to (i) a software license we acquired for product development and (ii) tooling and test equipment for new product deployment.

Financing Activities

Net cash used in financing activities related to payments we made for capital leases and withholding taxes paid on behalf of employees for restricted shares. These payments were substantially offset by proceeds we received from the issuance of common stock to employees in connection with purchases made under our ESPP.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs. As of March 31, 2016, we were not involved in any material unconsolidated SPEs.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LANTRONIX, INC.

Date: April 28, 2016	By:	/s/ JEFFREY BENCK
Jeffrey Benck
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2016	By:	/s/ JEREMY WHITAKER
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