Form 10-K
period 2016-06-30
LANTRONIX INC
filed 2016-08-24
CIK 1114925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock as reported by the NASDAQ Capital Market on December 31, 2015, the last trading day of the registrant’s second fiscal quarter, was approximately $7.4 million. The determination of affiliate status for this purpose shall not be a conclusive determination for any other purpose.

As of August 1, 2016, there were 17,253,799 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement on Schedule 14A relating to the registrant's 2016 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

LANTRONIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2016

* Not required for a “smaller reporting company.”

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2016, or the Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. In particular, this Report contains forward-looking statements relating to, among other things:

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

ii

PART I

ITEM 1.	BUSINESS

Overview

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global provider of secure data access and management solutions for Internet of Things, or IoT, and information technology, or IT, assets. Our mission is to be the leading supplier of IoT gateways that enable companies to dramatically simplify the creation, deployment, and management of IoT projects while providing secure access to data for applications and people.

With more than two decades of experience in creating robust machine to machine, or M2M, technologies, Lantronix is an innovator in enabling our customers to build new business models and realize the possibilities of the IoT. Our connectivity solutions are deployed inside millions of machines serving a wide range of industries, including data center, medical, security, industrial, transportation, retail, financial, environmental and government.

We were incorporated in California in 1989 and reincorporated in Delaware in 2000.

Our Strategy

Today, more and more companies are seeking to connect their machines and electronic devices to the Internet. The growth in the IoT market is being driven by the growing importance of data, and the rapidly falling cost of sensors, connectivity, computing and storage. While the promise of IoT is great, many companies find designing and deploying an IoT project to be complex, costly and time-consuming.

Our strategy is to leverage our networking and software development expertise to develop technologies that make it easier for our customers to participate in the IoT. We are primarily focused on the following market transitions:

•	the increasing role of wireless networks for IoT communication;

•	the desire to remotely access, monitor and manage machines and IT infrastructure assets; and

•	the increasing importance of security in IoT deployments.

During the third quarter of the fiscal year ended June 30, 2016, we kicked off a strategic initiative to better position us for growth in the IoT market. We plan to address this market with a combination of new hardware and software solutions that will combine our portfolio of robust and secure connectivity solutions with new advanced data access and management features for enterprise IoT assets. We expect that these new offerings will help companies to simplify and speed their IoT deployments, reduce complexity and assist them in creating value-added business models.

Products and Solutions

We organize our products and solutions into three product lines: IoT, IT Management and Other.

IoT

Our IoT products typically connect to one or more existing machines and provide network connectivity and are designed to enhance the value and utility of machines by making the data from the machines available to users, systems and processes or by controlling their properties and features over the network.

Our IoT products currently consist of IoT Gateways and IoT Building Blocks. IoT Gateways are designed to provide secure connectivity and the ability to add integrated device management and advanced data access features. IoT Building Blocks provide basic secure machine connectivity and unmanaged data access.

Our IoT products may be embedded into new designs or attached to existing machines. Our IoT products include wired and wireless connections that enhance the value and utility of modern electronic systems and equipment by providing secure network connectivity, application hosting, protocol conversion, secure access for distributed IoT deployments and many other functions. Many of the products are offered with software tools intended to further decrease our customer’s time-to-market and increase their value add.

Most of our IoT products are pre-certified in a number of countries thereby significantly reducing our original equipment manufacturer, or OEM, customers’ regulatory certification costs and accelerating their time to market.

The following product families are included in our IoT product line: EDS, EDS-MD, PremierWave® EN, PremierWave® XC, PremierWave® XN, UDS, WiPort®, xDirect®, xPico®, xPico® Wi-Fi, xPress™® and XPort® .

IT Management

Today, organizations are managing an ever-increasing amount of devices and data on enterprise networks where 24/7 reliability is mission critical. Out-of-band management, or OOBM, is a technique that uses dedicated channels to manage critical network devices to ensure management connectivity (including the ability to determine the status of any network component) independent of the status of other in-band network components. Remote OOBM allows organizations to effectively manage their enterprise IT resources and at the same time, optimize their IT support resources.

Our IT Management product line includes console management, power management, and keyboard video mouse , or KVM, products that provide remote OOBM access to IT and networking infrastructure deployed in test labs, data centers and server rooms.

The following product families are included in our IT Management product line: SLB™, SLC™ 8000, and Spider™. In addition, this product line includes vSLM™, a virtualized central management solution that simplifies secure administration of enterprise IT out-of-band devices and attached equipment through a standard web browser. vSLM is designed to operate with both our IT Management products and certain other manufacturers’ IT infrastructure equipment.

Other

We categorize products that are non-focus or end-of-life as Other. Our Other product line includes non-focus products such as the xPrintServer®, xSenso®, and WiBox. In addition, our Other product line includes end-of-life versions of our MatchPort®, SLC™, SLP™, and xPress Pro product families

Net Revenue by Product Line

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

Sales Cycle

Our embedded IoT solutions are typically sold to OEMs, original design manufacturers, or ODMs, contract manufacturers and distributors. OEMs design and sell products under their own brand that are either manufactured by the OEM in-house or by third-party contract manufacturers. ODMs design and manufacture products for third parties, which then sell those products under their own brand. The design cycles using our embedded solutions typically range from 12 to 24 months and can generate revenue for the entire life-cycle of an end-user’s product.

Our IT Management and device IoT Solutions are typically sold through value added resellers, or VARs, systems integrators, distributors, e-tailers and, to a lesser extent, OEMs. Sales are often project-based and may result in significant quarterly fluctuations.

Sales Channels

Distributors

A majority of our sales are made through distributors. Distributors resell our products to a wide variety of resellers and end customers including OEMs, ODMs, VARs, systems integrators, consumers, online retailers, IT resellers, corporate customers and government entities.

Resellers

Our products are often sold by industry-specific system integrators and VARs, who often obtain our products from our distributors. Additionally, our products are sold by direct market resellers such as CDW, ProVantage, and Amazon.com.

Direct Sales

We sell products directly to larger OEMs and end users. We also maintain an ecommerce site for direct sales at store.lantronix.com.

Sales and Marketing

We sell our products through both an internal sales force and to a lesser extent, third-party manufacturers’ representatives. Our internal sales force, which includes sales managers, inside sales personnel and field applications engineers in major regions throughout the world, manages our relationships with our sales partners, identifies and develops new sales opportunities and increases penetration at existing accounts. We implement marketing programs, tools and services to generate sales leads and increase demand for our products.

Manufacturing

Our manufacturing operations are primarily conducted through third-party contract manufacturers. We utilize the following contract manufacturers primarily located in China to manufacture most of our products: AsteelFlash Group; Hana Microelectronics; and Universal Global Technology Co., Ltd. In addition, we use eSilicon Corporation to manage Taiwan Semiconductor Manufacturing Company, Ltd., a third-party foundry located in Taiwan, which manufactures our large scale integration chips. We manufacture certain products with final assembly in the U.S. to meet trade compliance requirements.

Our contract manufacturers source raw materials, components and integrated circuits, in accordance with our specifications and forecasts, and perform printed circuit board assembly, final assembly, functional testing and quality control. Our products are manufactured and tested to our specifications with standard and custom components. Most of these components are available from multiple vendors. However, we have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us.

Research and Development

Our research and development efforts are focused on the development of hardware and software technology to differentiate our products and enhance our competitive position in the markets we serve. Product research and development is primarily done in-house and supplemented with outsourced resources.

The following table presents our research and development expenses:

	Years Ended June 30,
	2016	2015
	(In thousands)
Research and development expenses	$6,910	$6,923

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

Intellectual Property Rights

We believe that a considerable portion of our value resides in our intellectual property. We have developed proprietary methodologies, tools, processes and software in connection with delivering our products and services. We protect our intellectual property through a combination of patents, copyrights, trademarks, trade secrets, licenses, non-disclosure agreements and contractual provisions. We enter into a non-disclosure and confidentiality agreement with each of our employees, consultants and third parties that have access to our proprietary technology. Pursuant to assignment of inventions agreements, all of our employees and consultants assign to us all intellectual property rights for the relevant inventions created in connection with such person’s employment or contract with us. We currently hold United States and international patents covering various aspects of our products, with additional patent applications pending.

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

Employees

As of July 31, 2016, we had 114 full time employees, none of whom is represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and believe we have good relations with our employees.

Customer and Geographic Concentrations

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa, or EMEA, and Asia Pacific Japan, or APJ. A discussion concerning sales to our significant customers and related parties, sales within geographic regions as a percentage of net revenue and sales to significant countries as a percentage of net revenue is set forth in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference. A discussion of factors potentially affecting our customer and geographic concentrations is set forth in “Risk Factors” in Item 1A of this Report, which is incorporated herein by reference.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and other reports and information that we file or furnish pursuant to the Securities Exchange Act of 1934, as amended, or the the Exchange Act, are available free of charge on our website at www.lantronix.com as soon as reasonably practicable after filing or furnishing such reports with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our audit committee charter; corporate governance and nominating committee charter; and compensation committee charter are also posted on our website at www.lantronix.com under “Investor Relations.” The contents of our website are not incorporated by reference into this Report. References to our website address in this Report are inactive textual references only.

References in this Report to “fiscal 2016” refer to the fiscal year ended June 30, 2016 and references to “fiscal 2015” refer to the fiscal year ended June 30, 2015.

Executive Officers of the Registrant

Executive officers serve at the discretion of the board of directors. There are no family relationships between any of our directors or executive officers. The following table presents the names, ages, and positions held by our executive officers:

Name	Age	Position

Jeffrey W. Benck	51	President and Chief Executive Officer
Jeremy R. Whitaker	45	Chief Financial Officer
Sanjeev Kumar Datla	42	Chief Technology Officer
Michael A. Fink	45	Vice President of Operations
Daryl R. Miller	55	Vice President of Engineering
Kurt E. Scheuerman	48	Vice President, General Counsel and Secretary
Kevin M. Yoder	52	Vice President of Worldwide Sales

JEFFREY W. BENCK has served as our President, Chief Executive Officer and as a member of our board of directors since December 2015. Mr. Benck served as president and chief executive officer of Emulex Corporation, a global supplier of advanced networking, monitoring and management solutions, from July 2013 until Emulex was acquired by Avago Technologies in May 2015. He joined Emulex in May 2008 as executive vice president and chief operating officer and was subsequently appointed to president and chief operating officer in August 2010. Prior to joining Emulex, Mr. Benck was president and chief operating officer of QLogic Corporation, a supplier of storage networking solutions. Prior to that, he spent 18 years at IBM Corporation where he held a variety of executive leadership roles, including serving as vice president of xSeries, BladeCenter and Retail Store Solutions development. Mr. Benck also serves as a director of Netlist, Inc., a provider of high performance memory subsystems. Mr. Benck holds a Master of Science degree in management of technology from University of Miami and a Bachelor of Science degree in mechanical engineering from Rochester Institute of Technology.

JEREMY R. WHITAKER has served as our Chief Financial Officer since September 2011. Mr. Whitaker returned to Lantronix after serving as Vice President, Corporate Controller at Mindspeed from January 2011 to September 2011. Mr. Whitaker previously served as our Vice President of Finance and Accounting from September 2010 to January 2011, where he was responsible for managing all worldwide finance and accounting functions. Mr. Whitaker also served as our Senior Director of Finance and Accounting from February 2006 to September 2010 and our Director of Finance and Accounting from August 2005 to February 2006. Prior to August 2005, Mr. Whitaker held vice president and director level finance and accounting positions with two publicly-traded companies, and worked in the assurance practice for six years at Ernst & Young LLP. Mr. Whitaker earned a Bachelor of Arts in business administration with a concentration in accounting from the California State University at Fullerton and a Masters of Science degree in accountancy from the University of Notre Dame’s Mendoza College of Business.

SANJEEV KUMAR DATLA has served as our Chief Technology Officer since February 2016. Prior to joining Lantronix, Mr. Datla served as chief executive officer and founder of Moxtreme Corporation, a Silicon Valley-based startup technology company focused on the development of a cloud-based application-defined IoT and virtualized real-time messaging platform. From August 2010 to August 2013, he served as vice president of cloud initiatives for Emulex Corporation. Prior to that, he was part of the founding management team of ServerEngines, an enterprise networking company that was acquired by Emulex. Mr. Datla previously served in senior technology development roles at Broadcom Corporation, ServerWorks Corporation and NEC Electronics. He earned a Masters in Technology degree in electronics design and technology with distinction from the Indian Institute of Science and a Bachelors of Engineering degree from Osmania University.

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

DARYL R. MILLER joined Lantronix in January 2000 and has served as our Vice President of Engineering since March 2008. Mr. Miller served as our Interim Vice President of Engineering from October 2007 to March 2008. Prior to this, Mr. Miller served as Director and a Senior Director within our Engineering Department. Before joining Lantronix, Mr. Miller spent 14 years at Tektronix and held several positions within the Microprocessor Development and Computer Graphics/Networking divisions, and as Worldwide Director of Service and Support for Network Computing Devices (NCD). Mr. Miller holds a Bachelor of Science degree with honors in business information systems and Masters of Business Administration from the University of California, Irvine, where he graduated Dean’s Scholar and Beta Gamma Sigma.

KURT E. SCHEUERMAN has served as our Vice President and General Counsel since November 2012, and as Corporate Secretary since February 2013. Prior to joining Lantronix, Mr. Scheuerman served as Vice President, General Counsel and Corporate Secretary of DDi Corp., a publicly-held printed circuit board manufacturer, from October 2005 to July 2012. From 2000 to 2005, Mr. Scheuerman was an associate with the international law firm of Paul Hastings LLP, where his practice emphasized corporate finance, securities regulation and other transactional work. Prior to that, he practiced corporate and transactional law as an associate in two regional law firms and served a clerkship with the Oregon Supreme Court. He earned a Bachelor of Arts degree in rhetoric from the University of California at Berkeley and received a Juris Doctorate from the University of Oregon, where he graduated Order of the Coif.

KEVIN M. YODER joined Lantronix in March 2016 as Vice President of Worldwide Sales. Prior to joining Lantronix, Mr. Yoder served as vice president of sales for the Americas region at Avago Technologies (now Broadcom Limited), where he was responsible for driving more than $1.3 billion in annual revenues. Prior to joining Avago, Mr. Yoder was vice president of worldwide sales for XMOS, a start-up semiconductor company. Earlier, he held sales leadership positions at Analog Devices, Texas Instruments, and CoWare. Mr. Yoder earned a Bachelor of Science degree in electrical engineering from Notre Dame University.

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

Certain of our products are sold into mature markets that are characterized by a trend of declining demand. As the overall market for these products decreases due to the adoption of new technologies, we expect that our revenues from these products will continue to decline. As a result, our future prospects will depend on our ability to develop and successfully market new products that address new and growing markets. Our failure to develop new products or failure to achieve widespread customer acceptance of such new products could cause us to lose market share and cause our revenues to decline. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, marketing and sale of new products or product enhancements. Factors that could cause delays include regulatory and/or industry approvals, product design cycle and failure to identify products or features that customers demand. In addition, the introduction and sale of new products often involves a significant technical evaluation, and we often face delays because of our customers’ internal procedures for evaluating and deploying new technologies. For these and other reasons, the sales cycle associated with new products is typically lengthy, often lasting six to 24 months and sometimes longer. Therefore, there can be no assurance that our introduction or announcement of new product offerings will achieve any significant or sustainable degree of market acceptance or result in increased revenue in the near term.

We may experience significant fluctuation in our revenue because the timing of large orders placed by some of our customers is often project-based.

Our operating results fluctuate because we often receive large orders from customers that coincide with the timing of the customer’s project. Sales of our products and services may be delayed if customers delay approval or commencement of projects due to budgetary constraints, internal acceptance review procedures, timing of budget cycles or timing of competitive evaluation processes. In addition, sometimes our customers make significant one-time hardware purchases for projects which are not repeated. We sell primarily on a purchase order basis rather than pursuant to long-term contracts, and we expect fluctuations in our revenues as a result of one-time purchases to continue in the future. In addition, our sales may be subject to significant fluctuations based on the acceleration, delay or cancellation of customer projects, or our failure to complete one or a series of significant sales opportunities. Because a significant portion of our operating expenses are fixed, even a single order can have a disproportionate effect on our quarterly revenues and operating results. As a result of the factors discussed above, and due to the complexities of the industry in which we operate, it is difficult for us to forecast demand for our current or future products with any degree of certainty, which means it is difficult for us to forecast our sales. If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

The lengthy sales cycle for our products and services and delay in customer completion of projects, make the timing of our revenues difficult to predict.

We have a lengthy sales cycle for many of our products that generally extends between 6 and 24 months and sometimes longer due to a lengthy customer evaluation and approval process. The length of the sales cycle can be affected by factors over which we have little or no control, including the user’s budgetary constraints, timing of the user’s budget cycles, and concerns by the user about the introduction of new products by us or by our competitors. As a result, sales cycles for user orders vary substantially from user to user. The lengthy sales cycle is one of the factors that has caused and may continue to cause our revenues and operating results to vary significantly from quarter to quarter. In addition, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenues and may prevent us from pursuing other opportunities. Accordingly, excessive delays in sales could be material and adversely affect our business, financial condition or results of operations.

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

This lack of visibility impacts our ability to forecast our requirements. If we overestimate our customers’ future requirements for products, we may have excess inventory, which would increase our costs and potentially require us to write-off inventory that becomes obsolete. Additionally, if we underestimate our customers’ future requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers, harm our reputation, and cause our revenues to decline. If any of these events occur, they could prevent us from achieving or sustaining profitability.

We have a history of losses.

We incurred net losses of approximately $2.0 million and $2.8 million for fiscal 2016 and 2015, respectively. There can be no assurance that we will generate net profits in future periods. Further, there can be no assurance that we will be cash flow positive in future periods. In the event we fail to achieve profitability in future periods, the value of our common stock may decline. In addition, if we were unable to achieve or maintain positive cash flows, we would be required to seek additional funding, which may not be available on favorable terms, if at all.

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

Prior to purchasing our products, some of our customers require that products undergo a qualification process, which may involve testing of the products in the customer’s system. A subsequent revision to a product’s hardware or firmware, changes in the manufacturing process or our selection of a new supplier may require a new qualification process, which may result in delays in sales to customers, loss of sales, or us holding excess or obsolete inventory.

After products are qualified, it can take additional time before the customer commences volume production of components or devices that incorporate our products. If we are unsuccessful or delayed in qualifying any new or revised products with a customer, such failure or delay would preclude or delay sales of such products to the customer, and could negatively impact our financial results. In addition, new revisions to our products could cause our customers to alter the timing of their purchases, by either accelerating or delaying purchases, which could result in fluctuations of net revenue from quarter to quarter.

Delays in deliveries or quality control problems with our component suppliers could damage our reputation and could cause our net revenue to decline and harm our results of operations.

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

In particular, some of our integrated circuits are only available from a single source and in some cases are no longer being manufactured. From time to time, integrated circuits, and potentially other components used in our products, will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have been subject to market shortages and substantial price fluctuations in the past. From time to time, we have been unable to meet customer orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components or technology for our products and instead purchase components on a purchase order basis. If we are unable to purchase components from these suppliers, our product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenues and risk losing customers and harming our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations.

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

Resale of products through distributors accounts for a substantial majority of our worldwide net revenues. In addition, sales through our top five distributors accounted for approximately 50% of our net revenues in fiscal 2016. A significant reduction of effort by one or more distributors to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

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

A substantial part of our revenues is generated through sales by channel partner distributors and resellers. To the extent our channel partners are unsuccessful in selling our products or if we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected. In addition, our channel partners may devote more resources to marketing, selling and supporting products and services that are competitive with ours, than to our products. They also may have incentives to promote our competitors' products over our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our distributors and resellers. In these cases, one or more of our important channel partners may stop selling our products completely or may significantly decrease the volume of products they sell on our behalf. Our channel partner sales structure also could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers, violate laws or our corporate policies. If we fail to effectively manage our existing or future sales channel partners effectively, our business and operating results could be materially and adversely affected.

Changes to the average selling prices of our products could affect our net revenue and gross margins and adversely affect results of operations.

In the past, we have experienced reductions in the average selling prices and gross margins of our products, We expect competition to continue to increase, and we anticipate this could result in additional downward pressure on our pricing. Our average selling prices for our products might also decline as a result of other reasons, including promotional programs introduced by us or our competitors and customers who negotiate price concessions. To the extent we are able to increase prices, we may experience a decline in sales volumes if customers decide to purchase competitive products. If any of these were to occur, our gross margins could decline and we might not be able to reduce the cost to manufacture our products to keep up with the decline in prices.

If we are unable to sell our inventory in a timely manner, it could become obsolete, which could require us to increase our reserves or write off obsolete inventory, which could harm our operating results.

At any time, competitive products may be introduced with more attractive features or at lower prices than ours. If this occurs, and for other reasons, we may not be able to accurately forecast demand for our products and our inventory levels may increase. There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our inventory reserves or write off obsolete inventory and our operating results could be substantially harmed.

Our failure to compete successfully in our highly competitive market could result in reduced prices and loss of market share.

The market in which we operate is intensely competitive, subject to rapid technological advances and highly sensitive to evolving industry standards. The market can also be affected significantly by new product and technology introductions and marketing and pricing activities of industry participants. Our products compete directly with products produced by a number of our competitors. Many of our competitors and potential competitors have greater financial and human resources for marketing and product development, more experience conducting research and development activities, greater experience obtaining regulatory approval for new products, larger distribution and customer networks, more established relationships with contract manufacturers and suppliers, and more established reputations and name recognition. For these and other reasons, we may not be able to compete successfully against our current or potential future competitors. In addition, the amount of competition we face in the marketplace may change and grow as the market for IoT and M2M networking solutions grows and new companies enter the marketplace. Present and future competitors may be able to identify new markets, adapt new technologies and, develop and commercialize products more quickly, and may gain market acceptance of products with greater success. As a result of these competitive factors, we may fail to meet our business objectives and our business, financial condition and operating results could be materially and adversely affected.

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

If software that we incorporate into our products were to become unavailable or no longer available on commercially reasonable terms, it could adversely affect sales of our products, which could disrupt our business and harm our financial results.

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

We believe that our future growth is dependent in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including geopolitical events, fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In many markets where we operate, business and cultural norms are different than those in the United States, and practices that may violate laws and regulations applicable to us such as the Foreign Corrupt Practices Act (“FCPA”), unfortunately are more commonplace. Although we have implemented policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees, contractors and agents, as well as channel partners involved in our international sales, may take actions in violation of our policies. Many of our vendors and strategic business allies also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if one or more of our business partners are not able to successfully manage these risks. There can be no assurance that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.

Our failure to comply effectively with regulatory laws pertaining to our foreign operations could have a material adverse effect on our revenues and profitability.

We are required to comply with U.S. government export regulations in the sale of our products to foreign customers, including requirements to properly classify and screen our products against a denied parties list prior to shipment. We are also required to comply with the provisions of the FCPA and all other anti-corruption laws, such as the UK Anti-Bribery Act, of all other countries in which we do business, directly or indirectly, including compliance with the anti-bribery prohibitions and the accounting and recordkeeping requirements of these laws. Violations of the FCPA or other similar laws could trigger sanctions, including ineligibility for U.S. government insurance and financing, as well as large fines. Failure to comply with the aforementioned regulations could also affect our decision to sell our products in international jurisdictions, which could have a material adverse effect on our revenues and profitability.

Our failure to comply effectively with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenues and profitability.

Certain states and countries have passed regulations relating to chemical substances in electronic products and requiring electronic products to use environmentally friendly components. For example, the European Union has the Waste Electrical and Electronic Equipment Directive (“WEEE”), the restrictions of Hazardous Substances Directive (“RoHS”) and the Regulation on Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”). In the future, China and other countries including the United States are expected to adopt further environmental compliance programs. In order to comply with these regulations, we may need to redesign our products to use different components, which may be more expensive, if they are available at all. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which could have a material adverse effect on our revenues and profitability.

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

We rely primarily on a combination of laws, such as patent, copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions that we have taken:

•	laws and contractual restrictions might not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;
•	other companies might claim intellectual property rights based upon prior use that negatively impacts our ability to enforce our trademarks and patents;
•	policing unauthorized use of our patented technology and trademarks is difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use.

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

We may pursue acquisitions, strategic partnerships and joint ventures that we believe would allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with distributors, OEMs and ODMs. Any future acquisition, partnership, joint venture or investment may require that we pay significant cash, issue equity or incur substantial debt. Acquisitions, partnerships or joint ventures may also result in the loss of key personnel and the dilution of existing stockholders to the extent we are required to issue equity securities. In addition, acquisitions, partnerships or joint ventures require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may not result in an increase in revenues or earnings or the delivery of new products, may contribute to increased fixed costs, and may expose us to unanticipated liabilities. If any of these occur, we may fail to meet our business objectives and our business, financial condition and operating results could be materially and adversely affected.

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

The terms of our amended credit facility restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with other persons, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Further, we are currently and may in the future be required to maintain specified financial ratios, including pursuant to a Minimum Tangible Net Worth covenant and satisfy certain financial conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to our amended credit agreement and the related loan and security agreement, we have pledged substantially all of our assets to our lender, Silicon Valley Bank.

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

The trading price of our common stock has been highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

•	adverse change in domestic or global economic conditions;
•	new products or services offered by our competitors;
•	our completion of or failure to complete significant one-time sales of our products;
•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by securities analysts;
•	announcements of technological innovations;
• •	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments; conditions or trends in the industry;
•	additions or departures of key personnel;
•	mergers and acquisitions; and
•	sales of common stock by our stockholders or us or repurchases by us.

In addition, the NASDAQ Capital Market often experiences price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of companies listed on the NASDAQ Capital Market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 27,000 square feet for our corporate headquarters in Irvine, California. Our corporate headquarters includes sales, marketing, research and development, operations and administrative functions. Our lease agreement for our corporate headquarters expires in November 2020. In addition, we lease sales offices in the Netherlands, China and Hong Kong. In June 2016 we entered into a lease to open an engineering and design center in Hyderabad, India.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “LTRX.” The number of holders of record of our common stock as of August 1, 2016 was approximately 24. The following table presents, for the periods indicated, the high and low sales prices for our common stock:

	High	Low
Fiscal Year Ended June 30, 2016
First Quarter	$1.70	$1.11
Second Quarter	1.43	1.08
Third Quarter	1.30	0.80
Fourth Quarter	1.49	0.83

Fiscal Year Ended June 30, 2015
First Quarter	$2.40	$1.76
Second Quarter	2.05	1.76
Third Quarter	2.27	1.61
Fourth Quarter	1.84	1.51

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

Issuer Repurchases

We did not repurchase any shares of our common stock during fiscal 2016.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a “smaller reporting company.”

ITEM 7.	MMANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global provider of secure data access and management solutions for Internet of Things, or IoT, and information technology, or IT, assets. Our mission is to be the leading supplier of IoT gateways that enable companies to dramatically simplify the creation, deployment, and management of IoT projects while providing secure access to data for applications and people.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa, or EMEA; and Asia Pacific Japan, or APJ.

Products and Solutions

To more closely align the categorization of our product lines with how we position them in the marketplace, we have re-organized our products and solutions into three product lines: IoT, IT Management and Other. Until this recent change, we had organized our products and solutions into two product lines: IoT Modules and Enterprise Solutions. In addition, we had defined “New Products” as those that had been released since the start of the second quarter of the fiscal year ended June 30, 2012; all other products had been referred to as “Legacy Products.” Going forward, we do not plan to disclose our net revenue by the old categorizations.

IoT

Our IoT products typically connect to one or more existing machines and provide network connectivity and are designed to enhance the value and utility of machines by making the data from the machines available to users, systems and processes or by controlling their properties and features over the network.

Our IoT products currently consist of IoT Gateways and IoT Building Blocks. IoT Gateways are designed to provide secure connectivity and the ability to add integrated device management and advanced data access features. IoT Building Blocks provide basic secure machine connectivity and unmanaged data access.

The following product families are included in our IoT product line: EDS, EDS-MD, PremiereWave® EN, PremierWave® XC, PremierWave® XN, UDS, WiPort®, xDirect®, xPico®, xPico® Wi-Fi, xPress™  and xPort®,

IT Management

Our IT Management product line includes console management, power management, and keyboard video mouse, or KVM, products that provide remote out-of-band management access to IT and networking infrastructure deployed in test labs, data centers and server rooms.

The following product families are included in our IT Management product line: SLB™, SLC™ 8000 and Spider™. In addition, this product line includes vSLM, a virtualized central management solution that simplifies secure administration of enterprise IT out-of-band devices and attached equipment through a standard web browser. vSLM is designed to operate with both our IT Management products and certain other manufacturers’ IT infrastructure equipment.

Other

We categorize products that are non-focus or end-of-life as Other. Our Other product line includes non-focus products such as the xPrintServer®, xSenso®, and WiBox. In addition, our Other product line includes end-of-life versions of our MatchPort®, SLC™, SLP™, and xPress Pro product families.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

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

A significant portion of our sales are made to distributors under agreements which contain a limited right to return unsold products and price adjustment provisions. Given these provisions, we have concluded the price to these distributors is not fixed and determinable at the time we deliver products to them. Accordingly, revenue and the related cost of revenue from sales to these distributors is not recognized until the distributor resells the product. These distributors provide us with periodic data regarding product, price, quantity and customers when products are shipped to their customers, as well as quantities of our products that they still have in stock.

From time to time, we may enter into arrangements with customers that provide for multiple deliverables that generally include the sale of products, professional engineering services and other product qualification or certification services, which we refer to collectively as deliverables. Pursuant to the applicable accounting guidance, when multiple deliverables in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units that have stand-alone value at the inception of the contract based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, and our best estimate of selling price, or BESP, if neither VSOE nor TPE is available. Determining the BESP for a deliverable requires significant judgment and consideration of various factors including market conditions, items contemplated during negotiation of customer arrangements, as well as internally-developed pricing models. Significant judgment is also required in determining whether an arrangement includes multiple elements, and if so, whether VSOE or TPE of fair value exists for those elements. We recognize the relative fair value of the deliverables as they are delivered assuming all other revenue recognition criteria are met. In any period, a portion of revenue may be recorded as unearned due to elements of an arrangement that are undelivered. Changes to the elements in an arrangement, the ability to identify VSOE, TPE or BESP for those elements, and the fair value of the respective elements could materially impact the amounts of earned and unearned revenue we record.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our evaluation of the collectability of customer accounts receivable is based on various factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due. For all other customers, we estimate an allowance for doubtful accounts based on the length of time the receivables are past due, our history of bad debts and general industry conditions. If a major customer’s credit-worthiness deteriorates, or our customers’ actual defaults exceed our estimates, our financial results could be impacted.

Inventory Valuation

We value inventories at the lower of cost (on a first-in, first-out basis) or market, whereby we make estimates regarding the market value of our inventories, including an assessment of excess and obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future sales demand for our products within a specified time horizon, which is generally twelve months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing. In addition, specific reserves are recorded to cover risks in the area of end-of-life products, inventory located at our contract manufacturers, deferred inventory in our sales channel and warranty replacement stock. If actual product demand or market conditions are less favorable than our estimates, additional inventory write-downs could be required, which would increase our cost of revenue and reduce our gross margins.

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

Goodwill Impairment Testing

We evaluate goodwill for impairment on an annual basis in our fiscal fourth quarter or more frequently if we believe indicators of impairment exist that would more likely than not reduce the fair value of our single reporting unit below its carrying amount. We begin by assessing qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Based on that qualitative assessment, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the estimated fair value of our single reporting unit with its carrying value, including goodwill. We estimate the fair value of our reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, we perform the second step of the goodwill impairment test which involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

Significant management judgment is required in estimating the reporting unit’s fair value and in the creation of the forecasts of future operating results that are used in the discounted cash flow method of valuation, including (i) estimation of future cash flows, which is dependent on internal forecasts, (ii) estimation of the long-term rate of growth of our business, (iii) estimation of the useful lives over which cash flows will occur and (iv) the determination of our weighted average cost of capital, which helps determine the discount rate. Our estimate of the reporting unit’s fair value would also generally include the consideration of a control premium, which is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e., market capitalization), in order to acquire a controlling interest. If our actual financial results are not consistent with our assumptions and judgments used in estimating the fair value of our reporting unit, we may be exposed to goodwill impairment losses.

During the fourth quarter of fiscal 2016, using a combination of the income and market approaches of valuation, we performed the first step of the two-step goodwill impairment test described above. Such test resulted in an estimated fair value of our reporting unit in excess of our book value. Accordingly, we concluded that no goodwill impairment existed as of June 30, 2016.

Share-Based Compensation

We record share-based compensation in our consolidated statements of operations as an expense, based on the estimated grant date fair value of our share-based awards, whereby such fair values are amortized to expense over the requisite service period. Our share-based awards are currently comprised of stock options, restricted stock units and common stock purchase rights granted under our employee stock purchase plan. The fair value of our stock options and stock purchase rights is generally estimated on the grant date using the Black-Scholes-Merton, or BSM, option-pricing formula. While utilizing the BSM model meets established requirements, the estimated fair values generated by the model may not be indicative of the actual fair values of our share-based awards as the model does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based awards utilizing the BSM model is affected by our stock price and a number of assumptions, including the expected term, expected volatility, risk-free interest rate and expected dividend yields. The expected term of our stock options is generally estimated using the simplified method, as permitted by guidance issued by the Securities and Exchange Commission, or SEC. The expected volatility is based on the historical volatility of our stock price. The risk-free interest rate assumption is based on the U.S. Treasury interest rates appropriate for the expected term of our stock options and stock purchase rights. The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.

Results of Operations - Fiscal Years Ended June 30, 2016 and 2015

Summary

References to “fiscal 2016” refer to the fiscal year ended June 30, 2016 and references to “fiscal 2015” refer to the fiscal year ended June 30, 2015.

For fiscal 2016, our net revenue declined by approximately $2.4 million, or 5.5%, as compared to fiscal 2015. Our net loss for fiscal 2016 was $2.0 million as compared to $2.8 million for fiscal 2015. Operating expenses for fiscal 2016 declined by approximately $1.7 million, or 7.2%, as compared to fiscal 2015.

Net Revenue

The following tables present our net revenue by product lines and by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
IoT	$30,568	75.3%	$32,067	74.7%	$(1,499)	(4.7%)
IT Management	5,279	13.0%	3,871	9.0%	1,408	36.4%
Other	4,745	11.7%	7,008	16.3%	(2,263)	(32.3%)
	$40,592	100.0%	$42,946	100.0%	$(2,354)	(5.5%)

	Years Ended June 30,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Americas	$20,643	50.8%	$23,178	54.0%	$(2,535)	(10.9%)
EMEA	13,135	32.4%	12,933	30.1%	202	1.6%
Asia Pacific Japan	6,814	16.8%	6,835	15.9%	(21)	(0.3%)
	$40,592	100.0%	$42,946	100.0%	$(2,354)	(5.5%)

IoT

Net revenue from our IoT product line decreased in fiscal 2016 as we experienced a decline in unit shipments of many of our legacy product families. The decline in our legacy products was in line with our expectations, and it was relatively consistent with the approximate 10% annual rate of decline that we experienced in the two prior fiscal years. The overall decrease in net revenue was partially offset by increased unit sales of the xPico Wi-Fi, primarily in the EMEA region.

IT Management

Fiscal 2016 net revenue from our IT Management product line increased due to growth in our new SLC 8000 in both the Americas and EMEA regions, as we transitioned from the legacy SLC to the SLC 8000 throughout fiscal 2016. The overall increase in this product line was partially offset by a decline in unit shipments of our SLB2 product family in the Americas, as we experienced stronger sales in fiscal 2015 in connection with a deployment with a large tier 1 customer.

Other

The overall decline in fiscal 2016 net revenue from our Other product line was driven by decreased unit shipments in our legacy SLC product, as we transitioned to the new SLC 8000 during fiscal 2016, as described above.

For comparative purposes, the following tables present our product line categorizations prior to our decision to reorganize how we present this information during the fourth quarter of fiscal 2016. As discussed above, going forward we do not plan to disclose our net revenue by these categorizations.

	Years Ended June 30,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
IoT Modules	$20,747	51.1%	$21,230	49.4%	$(483)	(2.3%)
Enterprise Solutions	19,845	48.9%	21,716	50.6%	(1,871)	(8.6%)
	$40,592	100.0%	$42,946	100.0%	$(2,354)	(5.5%)

	Years Ended June 30,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
New Products	$8,559	21.1%	$6,762	15.7%	$1,797	26.6%
Legacy Products	32,033	78.9%	36,184	84.3%	(4,151)	(11.5%)
	$40,592	100.0%	$42,946	100.0%	$(2,354)	(5.5%)

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$19,378	47.7%	$20,298	47.3%	$(920)	(4.5%)

Gross profit as a percentage of net revenue (referred to as “gross margin”) for fiscal 2016 was consistent with fiscal 2015. In fiscal 2016 we saw lower material production costs, which were substantially offset by higher manufacturing overhead expenses in the current fiscal year.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, advertising and marketing expenses and professional legal and accounting fees.

The following table presents selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$8,976		$10,553		$(1,577)	(14.9%	)
Restructuring and severance expenses	571		–		571	100.0%
Professional fees and outside services	1,185		1,302		(117)	(9.0%	)
Advertising and marketing	1,407		1,678		(271)	(16.2%	)
Facilities and insurance	1,025		1,115		(90)	(8.1%	)
Share-based compensation	632		745		(113)	(15.2%	)
Depreciation	227		217		10	4.6%
Other	373		431		(58)	(13.5%	)
Selling, general and administrative	$14,396	35.5%	$16,041	37.4%	$(1,645)	(10.3%	)

The decrease in selling, general and administrative expenses for fiscal 2016 was primarily due to (i) lower headcount-related expenses, as we reduced headcount in order to reduce our operating expenses for fiscal 2016 and (ii) decreased spending on outside marketing programs and trade shows in connection with our efforts to reevaluate certain marketing strategies.

In February 2016, we initiated a strategic realignment plan to enable us to reallocate resources which was intended to optimize our sales and product development efforts. The restructuring activities were substantially completed by June 30, 2016, and consisted of severance, lease termination and other associated costs. These activities resulted in charges to selling, general and administrative expenses of approximately $223,000 for fiscal 2016. Also included in the “Restructuring and severance expenses” line item in the table above are severance charges totaling $348,000, which is comprised of (i) a $286,000 charge related to severance for our former President and Chief Executive Officer and (ii) $62,000 in severance expenses related to our former Vice President of Worldwide Sales.

Research and Development

Research and development expenses consisted of personnel-related expenses and share-based compensation, as well as expenditures to third-party vendors for research and development activities, and product certification costs.

The following table presents research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,788		$4,707		$81	1.7%
Restructuring and severance expenses	24		–		24	100.0%
Facilities	734		744		(10)	(1.3%)
Outside services	763		808		(45)	(5.6%)
Product certifications	237		286		(49)	(17.1%)
Share-based compensation	175		201		(26)	(12.9%)
Depreciation	55		90		(35)	(38.9%)
Other	134		87		47	54.0%
Research and development	$6,910	17.0%	$6,923	16.1%	$(13)	(0.2%)

Research and development spending in fiscal 2016 was down slightly compared to the prior fiscal year, driven principally by lower outside services and product certification costs. We incurred approximately $24,000 in restructuring charges recorded in connection with the strategic realignment plan discussed further above. In July 2016, we announced the launch of our new subsidiary and IoT software lab in India to strengthen our product development efforts and we have plans to continue to expand our team in India. We expect to fund a significant portion of this expansion by reducing our spending on Outside Services for engineering resources.

Other Expense, Net

Other expense, net, is comprised primarily of foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

Provision for Income Taxes

The following table presents the provision for income taxes:

	Years Ended June 30,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Provision for income taxes	$63	0.2%	$58	0.1%	$5	8.6%

The following table presents our effective tax rate based upon our provision for income taxes:

	Years Ended June 30,
	2016	2015
Effective tax rate	(3.3%)	(2.1%)

We utilize the liability method of accounting for income taxes. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we provided a full valuation allowance against our net deferred tax assets for fiscal 2016 and 2015.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of our net operating loss, or NOL, carryforwards and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities. The following table presents our NOLs:

June 30, 2016
(In thousands)
Federal	$88,394
State	$27,140

Our NOL carryovers for federal income tax purposes begin to expire in the fiscal year ending June 30, 2021. Our NOL carryovers for state income tax purposes began to expire in fiscal 2013. At June 30, 2016, our fiscal 2013 through 2016 tax years remain open to examination by the federal taxing jurisdiction and our fiscal 2012 through 2016 tax years remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in the fiscal year ended June 30, 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	June 30,
	2016	2015	Increase
	(In thousands)
Working capital	$9,061	$7,889	$1,172
Cash and cash equivalents	$5,962	$4,989	$973

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under our line of credit, and cash generated from operations. We believe that these sources will be sufficient to fund our current requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

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

On June 16, 2016, we entered into a Common Stock Purchase Agreement with Hale Capital Partners, LP, or Hale Capital, pursuant to which we issued 1,941,748 shares of our common stock to Hale Capital at a price of $1.03 per share, for an aggregate purchase price of $2.0 million. After legal fees, we received net proceeds of $1.975 million from the sale of these shares.

We expect our existing cash and cash equivalents, amounts available under our credit facilities and cash generated from operations to be sufficient to fund our capital expenditures, our working capital and other cash requirements. From time to time, we may seek additional capital from public or private offerings of our capital stock, borrowings under our existing or future credit lines or other sources in order to (i) develop or enhance our products, (ii) take advantage of future opportunities, (iii) respond to competition or (iv) continue to operate our business. We currently have a Form S-3 shelf registration statement on file with the SEC. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all.

As of June 30, 2016, approximately $192,000 of our cash was held in foreign subsidiary bank accounts. This cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the relevant foreign subsidiary’s board of directors.

Loan Agreement

On September 30, 2014, we entered into an amendment, or the Amendment, to our existing Loan and Security Agreement dated May 23, 2006 (as amended, the “Loan Agreement”) with Silicon Valley Bank, or SVB. The Amendment provides, among other things, for (i) a renewal of our $4.0 million revolving line of credit with an extended maturity date of September 30, 2016 and (ii) a modification of the revolving credit line borrowing base formula to include a portion of our foreign accounts receivable to the borrowing base and increase the borrowing limit related to domestic accounts receivable. We are currently in negotiations with SVB to renew the terms of the Loan Agreement that are set to expire on September 30, 2016.

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. At June 30, 2016, we met the 1.0 to 1.0 or greater quick ratio.

The Loan Agreement includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth, or Minimum TNW, currently required to be at least $8.0 million, which was adjusted upward from the previous $6.0 million as a result of our sale of common stock to Hale Capital in June 2016, as further discussed above. The Minimum TNW is subject to adjustment upward to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth, or Actual TNW, is calculated as total stockholders’ equity, less goodwill. If we continue to incur net losses, we may have difficulty satisfying the Minimum TNW financial covenant in the future, in which case we may be unable to borrow funds under the Loan Agreement and any amounts outstanding may need to be repaid immediately.

The following table sets forth the Minimum TNW compared to our Actual TNW:

June 30, 2016
(In thousands)
Minimum TNW	$8,000
Actual TNW	$10,230

The following table presents certain information with respect to the Loan Agreement with SVB:

	June 30,
	2016	2015
	(In thousands)
Outstanding borrowings on the line of credit	$–	$700
Available borrowing capacity on the line of credit	$2,620	$1,736
Outstanding letters of credit	$51	$110

Our outstanding letters of credit at June 30, 2016 and 2015 were used as security deposits.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,		Increase
	2016	2015	(Decrease)
	(In thousands)
Net cash provided by (used in) operating activities	$213	$(1,640)	$1,853
Net cash used in investing activities	(570)	(577)	(7)
Net cash provided by financing activities	1,330	942	388

Operating Activities

Net cash provided by operating activities in fiscal 2016 increased as compared to the prior year due primarily to (i) a lower net loss and (ii) a decrease in inventories during fiscal 2016 of approximately $2.9 million, driven by our efforts to reduce inventory purchases to align with demand, along with the sale of inventories built up in the prior fiscal year. We also experienced a decrease in accounts payable of approximately $912,000 during fiscal 2016 as we lowered current year inventory levels and paid for inventories accumulated in the prior fiscal year. Additionally, accounts receivable increased $506,000 from June 30, 2015 to June 30, 2016 due primarily to increased net revenues in the fourth quarter of fiscal 2016 as compared to the fourth quarter of fiscal 2015.

Investing Activities

Cash used in investing activities in fiscal 2016 was related to capital expenditures for the purchase of property and equipment, primarily related to (i) a software license we acquired for product development and (ii) tooling and test equipment for new product deployment. Cash used in investing activities in fiscal 2015 related primarily to purchases of tooling and test equipment and website development costs.

Financing Activities

The increase in net cash provided by financing activities was primarily related to approximately $2.0 million in net proceeds we received from the sale of 1.9 million shares of our common stock in June 2016, as discussed above, partially offset by the repayment of $700,000 in borrowings on our line of credit. During fiscal 2016, we also received $174,000 in proceeds from the sale of our common stock to participants in our employee stock purchase plan.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2016, we were not involved in any material relationships with unconsolidated SPEs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a “smaller reporting company.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by this Item 8, including the report of our independent registered public accounting firm, are listed in Item 15 of this Report, as set forth beginning on page F-1 of this Report, and are hereby incorporated by reference into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2016 based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 30, 2016.

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

(c) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Portions of our definitive Proxy Statement on Schedule 14A relating to our 2016 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report, as indicated below.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth in Item 1 in the section entitled “Executive Officers of the Registrant” in Item 1 of this Report, which is incorporated herein by reference.

The other information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2016 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2016 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2016 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2016 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2016 annual meeting of stockholders.

PART IV

ITEM 15.	CONSOLIDATED FINANCIAL STATEMENTS AND EXHIBITS

(a)             1.  Consolidated Financial Statements

The following consolidated financial statements and related Report of Independent Registered Public Accounting Firm are filed as part of this Report.

2.  Financial Statement Schedules

None.

3.  Exhibits

The exhibits listed on the accompanying Index to Exhibits immediately following the consolidated financial statements are filed as part of, and incorporated by reference into, this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTRONIX, INC.

	By:	/s/ JEFFREY BENCK
Jeffrey Benck
President and Chief Executive Officer and Director
Date: August 24, 2016		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY BENCK	President and Chief Executive Officer and Director	August 24, 2016
Jeffrey Benck	(Principal Executive Officer)

/s/ JEREMY WHITAKER	Chief Financial Officer	August 24, 2016
Jeremy Whitaker	(Principal Financial and Accounting Officer)

/s/ BERNHARD BRUSCHA	Chairman of the Board	August 24, 2016
Bernhard Bruscha

/s/ BRUCE EDWARDS	Director	August 24, 2016
Bruce Edwards

/s/ PAUL FOLINO	Director	August 24, 2016
Paul Folino

/s/ MARTIN HALE	Director	August 24, 2016
Martin Hale

/s/ HOSHI PRINTER	Director	August 24, 2016
Hoshi Printer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lantronix, Inc.

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion thereon. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lantronix, Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their consolidated cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar Milner LLP

Newport Beach, California

August 24, 2016

LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30,	June 30,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$5,962	$4,989
Accounts receivable (net of allowance for doubtful accounts of $37 and $45 at June 30, 2016 and 2015, respectively)	3,164	2,658
Inventories, net	6,584	9,503
Contract manufacturers' receivable	369	369
Prepaid expenses and other current assets	580	400
Total current assets	16,659	17,919

Property and equipment, net	1,569	1,471
Goodwill	9,488	9,488
Other assets	63	93
Total assets	$27,779	$28,971

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$2,721	$3,633
Line of credit	–	700
Accrued payroll and related expenses	1,817	1,685
Warranty reserve	138	163
Other current liabilities	2,922	3,849
Total current liabilities	7,598	10,030
Long-term capital lease obligations	116	152
Other non-current liabilities	347	80
Total liabilities	8,061	10,262

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,253,799 and 15,089,720 shares issued and outstanding at June 30, 2016 and 2015, respectively	2	2
Additional paid-in capital	209,297	206,326
Accumulated deficit	(189,952)	(187,990)
Accumulated other comprehensive income	371	371
Total stockholders' equity	19,718	18,709
Total liabilities and stockholders' equity	$27,779	$28,971

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2016	2015
Net revenue (1)	$40,592	$42,946
Cost of revenue	21,214	22,648
Gross profit	19,378	20,298
Operating expenses:
Selling, general and administrative	14,396	16,041
Research and development	6,910	6,923
Total operating expenses	21,306	22,964
Loss from operations	(1,928)	(2,666)
Interest expense, net	(32)	(17)
Other income (expense), net	61	(30)
Loss before income taxes	(1,899)	(2,713)
Provision for income taxes	63	58
Net loss and comprehensive loss	$(1,962)	$(2,771)

Net loss per share (basic and diluted)	$(0.13)	$(0.19)

Weighted average shares (basic and diluted)	15,260	14,904

Net revenue from related parties	$113	$298

(1) Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2014	14,787	$1	$205,013	$(185,219)	$371	$20,166
Shares issued pursuant to stock awards, net	303	1	351	–	–	352
Minimum tax withholding paid on behalf of employees for restricted shares	–	–	(53)	–	–	(53)
Share-based compensation	–	–	1,015	–	–	1,015
Net loss	–	–	–	(2,771)	–	(2,771)
Balance at June 30, 2015	15,090	2	206,326	(187,990)	371	$18,709
Shares issued pursuant to stock awards, net	222	–	174	–	–	174
Shares issued pursuant to equity offering	1,942	–	1,975	–	–	1,975
Minimum tax withholding paid on behalf of employees for restricted shares	–	–	(48)	–	–	(48)
Share-based compensation	–	–	870	–	–	870
Net loss	–	–	–	(1,962)	–	(1,962)
Balance at June 30, 2016	17,254	$2	$209,297	$(189,952)	$371	$19,718

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2016	2015
Operating activities
Net loss	$(1,962)	$(2,771)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	870	1,015
Depreciation	759	878
Provision for excess and obsolete inventories	293	222
Loss (gain) on disposal of property and equipment	7	(2)
Changes in operating assets and liabilities:
Accounts receivable	(506)	973
Inventories	2,626	(1,321)
Contract manufacturers' receivable	–	(10)
Prepaid expenses and other current assets	(180)	124
Other assets	16	12
Accounts payable	(965)	(960)
Accrued payroll and related expenses	132	(178)
Warranty reserve	(25)	13
Other liabilities	(905)	365
Cash received related to tenant lease incentives	53	–
Net cash provided by (used in) operating activities	213	(1,640)
Investing activities
Purchases of property and equipment	(570)	(577)
Net cash used in investing activities	(570)	(577)
Financing activities
Minimum tax withholding paid on behalf of employees for restricted shares	(48)	(53)
Proceeds from borrowings on line of credit	2,100	1,000
Payment of borrowings on line of credit	(2,800)	(300)
Net proceeds from issuances of common stock	2,149	352
Payment of capital lease obligations	(71)	(57)
Net cash provided by financing activities	1,330	942
Increase (decrease) in cash and cash equivalents	973	(1,275)
Cash and cash equivalents at beginning of year	4,989	6,264
Cash and cash equivalents at end of year	$5,962	$4,989

Supplemental disclosure of cash flow information
Interest paid	$32	$19
Income taxes paid	$32	$39

See accompanying notes.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

1.           Summary of Significant Accounting Policies

The Company

Lantronix, Inc. (referred to in these consolidated financial statements as “Lantronix”, “we,” “our,” or “us”), is a global provider of secure data access and management solutions for Internet of Things (“IoT”) and information technology assets. Our mission is to be the leading supplier of IoT gateways that enable companies to dramatically simplify the creation, deployment, and management of IoT projects while providing secure access to data for applications and people.

We were incorporated in California in 1989 and re-incorporated in Delaware in 2000.

Basis of Presentation

The consolidated financial statements include the accounts of Lantronix and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. At June 30, 2016, approximately $2.3 million of our tangible assets were located outside of the United States (“U.S.”), and were substantially comprised of inventory held at (i) our third-party logistics provider in Hong Kong and (ii) our contract manufacturers in China.

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

Reclassifications

Certain reclassifications have been made to the prior fiscal year financial information to conform to the current fiscal year presentation.

Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

For each of the fiscal years ended June 30, 2016 and 2015, approximately 99% of our net revenues came from sales of hardware products. The remaining 1% of our net revenues in each of these years was primarily attributable to professional engineering services and extended warranty services. We sell extended warranty services which extend the warranty period for an additional one to three years, depending upon the product. Warranty net revenue is deferred and recognized ratably over the warranty service period.

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

A significant portion of our sales are made to distributors under agreements which contain a limited right to return unsold products and price adjustment provisions. Given these provisions, we have concluded the price to these distributors is not fixed and determinable at the time we deliver products to them. Accordingly, revenue and the related cost of revenue from sales to these distributors is not recognized until the distributor resells the product. In addition, when the deferred revenue attributable to any distributor exceeds their receivable balance due to Lantronix at the balance sheet date, such excess is reclassified from net accounts receivable to a customer deposit and refunds liability, which is included in other current liabilities on the accompanying consolidated balance sheets.

Multiple-Element Arrangements

From time to time, we may enter into arrangements with customers that provide for multiple deliverables that generally include the sale of products, professional engineering services and other product qualification or certification services (collectively, the “deliverables”). Pursuant to the applicable accounting guidance, when multiple deliverables in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units that have stand-alone value at the inception of the contract based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, and our best estimate of selling price, if neither VSOE nor TPE is available. We recognize the relative fair value of the deliverables as they are delivered assuming all other revenue recognition criteria are met.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our evaluation of the collectability of customer accounts receivable is based on various factors, including the length of time the receivables are past due, our history of bad debts and general industry conditions. Accounts that are deemed uncollectible are written off against the allowance for doubtful accounts.

Concentration of Credit Risk

Our accounts receivable are primarily derived from revenue earned from customers located throughout North America, Europe and Asia. We perform periodic credit evaluations of our customers’ financial condition and maintain allowances for potential credit losses. Credit losses have historically been within our expectations. We generally do not require collateral or other security from our customers.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, contract manufacturers’ receivable, accounts payable, accrued liabilities and long-term debt. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree to which the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. We do not have any assets or liabilities that were measured at fair value on a recurring basis, and during the years ended June 30, 2016 and June 30, 2015 we did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2016 and 2015. We did not have any other comprehensive income or losses during the fiscal years ended June 30, 2016 or 2015.

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

We have contractual arrangements with certain of our contract manufacturers that require us to purchase unused inventory that the contract manufacturer has purchased to fulfill our forecasted manufacturing demand. To the extent that inventory on-hand at one or more of these contract manufacturers exceeds our contractually reported forecasts, we record the amount we may be required to purchase as part of other current liabilities and inventories on the consolidated balance sheets.

Property and Equipment

Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the assets’ estimated useful lives, generally ranging from three to five years. Depreciation and amortization of leasehold improvements are computed using the shorter of the remaining lease term or five years. Major renewals and betterments are capitalized, while replacements, maintenance and repairs, which do not improve or extend the estimated useful lives of the respective assets, are expensed as incurred.

Capitalized Internal Use Software Costs

We capitalize the costs of computer software developed or obtained for internal use. Capitalized computer software costs consist of purchased software licenses and implementation costs. Capitalized software costs are amortized on a straight-line basis over a period of three to five years.

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets acquired. We evaluate goodwill for impairment on an annual basis in our fiscal fourth quarter or more frequently if we believe indicators of impairment exist that would more likely than not reduce the fair value of our single reporting unit below its carrying amount. We begin by assessing qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Based on that qualitative assessment, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we conduct a two-step goodwill impairment test. The first step of the impairment test involves comparing the estimated fair value of our single reporting unit with its carrying value, including goodwill. We estimate the fair value of our reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, we perform the second step of the goodwill impairment test which involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

During the fourth quarter of fiscal 2016, using a combination of the income and market approaches of valuation, we performed the first step of the two-step goodwill impairment test described above. Such test resulted in an estimated fair value of our reporting unit in excess of our book value. Accordingly, we concluded that no goodwill impairment existed as of June 30, 2016.

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

Share-Based Compensation

We account for share-based compensation by expensing the estimated grant date fair value of our shared-based awards over the requisite service period. We record amortization of share-based compensation expense ratably over the requisite service period of the grant. We also estimate forfeitures based on historical experience in our calculation of share-based compensation expense.

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

Research and Development Costs

Costs incurred in the research and development of new products and enhancements to existing products are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, we believe our current process for developing products is essentially completed concurrently with the establishment of technological feasibility and as a result, software development costs have been expensed as incurred.

Warranty

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

Segment Information

We have one operating and reportable business segment.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which superseded existing revenue recognition guidance under current U.S. GAAP. The standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In doing so, among other things, companies will generally need to use more judgment and make more estimates than under the current guidance. The standard permits the use of either a retrospective or cumulative effect transition method. In July 2015, FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. More recently, FASB has issued guidance clarifying certain topics such as (i) gross versus net revenue reporting, (ii) identifying performance obligations and licensing and (iii) accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. The standard will be effective for Lantronix in the fiscal year beginning July 1, 2018, with an option to adopt the standard for the fiscal year beginning July 1, 2017. We are currently evaluating this standard and have not yet selected a transition method or the effective date on which we plan to adopt the standard, nor have we determined the effect of the standard on our financial statements and related disclosures.

In August 2014, FASB issued an accounting standard which requires management of an entity to assess, for each annual and interim period, if there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current U.S. GAAP for loss contingencies. Certain disclosures are required if conditions give rise to substantial doubt about the entity’s ability to continue as a going concern. The standard will be effective for Lantronix in the fiscal year beginning July 1, 2016. We do not expect adoption of this standard to have a material impact on our financial statements and related disclosures.

In November 2015, FASB issued final guidance simplifying the balance sheet classification of deferred taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction now only has one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. Lantronix elected to adopt this guidance as of the fiscal quarter ended December 31, 2015. We have retrospectively applied this guidance to the accompanying consolidated balance sheet as of June 30, 2015, which had the effect of increasing our working capital by $442,000 as compared to what was originally reported as of that date.

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

In March 2016, FASB issued accounting guidance that changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. The guidance will be effective for Lantronix in the fiscal year beginning July 1, 2017. Early adoption is permitted. We are currently evaluating the impact of this standard on our financial statements and related disclosures.

2.           Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,
	2016	2015
	(In thousands)
Finished goods	$3,822	$6,044
Raw materials	1,653	2,122
Finished good held by distributors	1,109	1,337
Inventories, net	$6,584	$9,503

Property and Equipment

The following table presents details of property and equipment:

	June 30,
	2016	2015
	(In thousands)
Computer, software and office equipment	$3,298	$3,547
Furniture and fixtures	468	990
Production, development and warehouse equipment	3,724	3,595
Construction-in-progress*	509	282
Property and equipment, gross	7,999	8,414
Less accumulated depreciation	(6,430)	(6,943)
Property and equipment, net	$1,569	$1,471

____________

* Includes $470,000 and $255,000 of capitalized software costs at June 30, 2016 and 2015, respectively.

The following table presents details of property and equipment recorded in connection with capital lease obligations:

	June 30,
	2016	2015
	(In thousands)
Property and equipment	$266	$386
Less accumulated depreciation	(71)	(108)
Total	$195	$278

The amortization of property and equipment recorded in connection with capital lease obligations is included within depreciation expense recorded in the applicable functional line items on our consolidated statements of operations.

Warranty Reserve

The following table presents details of our warranty reserve:

	Years Ended June 30,
	2016	2015
	(In thousands)
Beginning balance	$163	$150
Charged to cost of revenues	91	112
Usage	(116)	(99)
Ending balance	$138	$163

Other Liabilities

The following table presents details of our other liabilities:

	June 30,
	2016	2015
	(In thousands)
Current
Customer deposits and refunds	$663	$854
Accrued raw materials purchases	582	916
Deferred revenue	427	690
Capital lease obligations	64	62
Taxes payable	275	247
Accrued operating expenses	911	1,080
Total other current liabilities	$2,922	$3,849

Non-current
Deferred rent	$225	$–
Deferred revenue	122	80
Total other non-current liabilities	$347	$80

Advertising Expenses

The following table presents details of our advertising expenses:

	Years Ended June 30,
	2016	2015
	(In thousands)
Advertising expenses	$173	$185

Computation of Net Loss per Share

The following table presents the computation of net loss per share:

	Years Ended June 30,
	2016	2015
	(In thousands, except per share data)
Numerator:
Net loss and comprehensive loss	$(1,962)	$(2,771)

Denominator:
Weighted-average shares outstanding (basic and diluted)	15,260	14,904

Net loss per share (basic and diluted)	$(0.13)	$(0.19)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2016	2015
	(In thousands)
Common stock equivalents	3,450	2,323

Separation Agreement with Former President and Chief Executive Officer

In December 2015, we entered into a separation and release agreement (the “Separation Agreement”) with Kurt F. Busch, our former President and Chief Executive Officer. The Separation Agreement provided for (i) release of all claims by Mr. Busch in favor of Lantronix; (ii) a cash payment to Mr. Busch of $271,000, which was paid in January 2016; and (iii) the acceleration of vesting of 50,000 restricted stock units, for which we recorded a net $52,000 share-based compensation charge. Both the $271,000 cash payment and the share-based compensation charge are included in selling, general and administrative expense in our consolidated statement of operations for the year ended June 30, 2016.

Restructuring

In February 2016, we initiated a strategic realignment plan to enable us to reallocate resources intended to optimize our sales and product development efforts. The restructuring activities were substantially completed by June 30, 2016, and consisted of severance, lease termination and other associated costs. These activities resulted in total charges of approximately $247,000, and are included in the applicable functional line items within our consolidated statement of operations for the year ended June 30, 2016.

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2016	2015
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$43	$46
Non-cash acquisition of property and equipment under capital leases	$37	$217
Non-cash acquisition of property and equipment through non-monetary exchange	$10	$–
Non-cash tenant improvements paid by landlord	$190	$–

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

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.0%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.0%. At June 30, 2016, we met the 1.0 to 1.0 or greater quick ratio.

The Loan Agreement includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth (“Minimum TNW”), currently required to be at least $8.0 million, which was adjusted upward from the previous $6.0 million as a result of our sale of common stock in June 2016, as further discussed in Note 4. The Minimum TNW is subject to adjustment upward to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total stockholders’ equity, less goodwill. If we continue to incur net losses, we may have difficulty satisfying the Minimum TNW financial covenant in the future, in which case we may be unable to borrow funds under the Loan Agreement and any amounts outstanding may need to be repaid immediately.

The following table presents the Minimum TNW compared to our Actual TNW:

June 30, 2016
(In thousands)
Minimum TNW	$8,000
Actual TNW	$10,230

The following table presents certain information with respect to the Loan Agreement with SVB:

	June 30,
	2016	2015
	(In thousands)
Outstanding borrowings on the line of credit	$–	$700
Available borrowing capacity on the line of credit	$2,620	$1,736
Outstanding letters of credit	$51	$110

Our outstanding letters of credit at June 30, 2016 and 2015 were used as security deposits.

4.           Stockholders’ Equity

Private Placement Sale of Common Stock

On June 16, 2016, we entered into a common stock purchase agreement with Hale Capital Partners, LP (“Hale Capital”), pursuant to which we issued 1,941,748 shares of our common stock to Hale Capital at a price of $1.03 per share, which reflects the closing price of our common stock as of June 15, 2016, for an aggregate purchase price of $2.0 million. After legal fees, we received net proceeds of $1.975 million from the sale of these shares.

The sale of the shares was not registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemption afforded by Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder, as a transaction not involving a public offering.

Stock Incentive Plans

We have stock incentive plans in effect under which non-qualified and incentive stock options to purchase shares of Lantronix common stock (“stock options”) have been granted to employees, non-employees and board members. In addition, we have previously granted restricted common stock awards (“non-vested shares”) to employees and board members under these plans. Our current stock incentive program is governed by our Amended and Restated 2010 Stock Incentive Plan (the “2010 SIP”). Shares reserved for issuance under this plan include rollover shares, which are any shares subject to equity compensation awards granted under our previous stock plan that expire or otherwise terminate without having been exercised in full or that are forfeited or repurchased by Lantronix by virtue of their failure to vest. A maximum of 2.1 million such shares are eligible for rollover. The 2010 SIP authorizes awards of stock options (both incentive and non-qualified), stock appreciation rights, non-vested shares, restricted stock units (“RSUs”) and performance shares. New shares are issued to satisfy stock option exercises and share issuances. As of June 30, 2016, approximately 2.6 million shares remain available for issuance under the 2010 SIP.

The Compensation Committee of our board of directors determines eligibility, vesting schedules and exercise prices for options and shares granted under the plans. Stock option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant. Stock option awards generally have a contractual term of seven to ten years. Share-based awards generally vest and become exercisable over a one to four year service period. As of June 30, 2016, no stock appreciation rights, non-vested shares, or performance shares were outstanding. No income tax benefit was realized from activity in the share-based plans during the fiscal years ended June 30, 2016 and 2015.

Stock Option Awards

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. Expected volatilities are based on the historical volatility of our stock price. The expected term of options granted is estimated using the simplified method, as permitted by guidance issued by the Securities and Exchange Commission. We use the simplified method because we believe we are unable to rely on our limited historical exercise data or alternative information as a reasonable basis upon which to estimate the expected term of such options. The risk-free interest rate assumption is based on the U.S. Treasury interest rates appropriate for the expected term of our stock options.

The following weighted-average assumptions were used to estimate the fair value of all of our stock option grants:

	Years Ended June 30,
	2016	2015
Expected term (in years)	4.99	4.82
Expected volatility	67%	67%
Risk-free interest rate	1.48%	1.63%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity for all of our stock options:

		Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Balance outstanding at June 30, 2015	3,546	$2.19
Options granted	1,317	1.14
Options forfeited	(453)	1.72
Options expired	(804)	2.25
Options exercised	–	–
Balance outstanding at June 30, 2016	3,606	$1.85	4.6	$39
Vested or expected to vest at June 30, 2016	3,355	$1.89	4.5	$32
Options exercisable at June 30, 2016	1,993	$2.30	3.4	$–

The following table presents a summary of grant-date fair value and intrinsic value information for all of our stock options:

	Years Ended June 30,
	2016	2015
	(In thousands,
	except per share data)
Weighted-average grant-date fair value per share	$0.64	$1.04
Intrinsic value of options exercised	$–	$14

Restricted Stock Units

The fair value of our RSUs is based on the closing market price of our common stock on the date of grant.

The following table presents a summary of activity with respect to our RSUs during the fiscal year ended June 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2015	28	$1.98
Granted	520	1.12
Vested	(88)	1.52
Balance of RSUs outstanding at June 30, 2016	460	$1.10

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “ESPP”), under which 1.3 million shares of our common stock were initially reserved for future issuance. The ESPP is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions. Each of our employees (including officers) is eligible to participate in the ESPP, subject to certain limitations, as defined in the ESPP.

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

The per share fair value of stock purchase rights granted in connection with the ESPP was estimated using the following weighted-average assumptions:

	Years Ended June 30,
	2016	2015
Expected term (in years)	1.25	1.25
Expected volatility	62%	57%
Risk-free interest rate	0.62%	0.32%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity under our ESPP during the fiscal year ended June 30, 2016:

Year Ended
June 30, 2016
(In thousands, except per share data)
Shares available for issuance at June 30, 2015	906
Shares issued	(170)
Shares available for issuance at June 30, 2016	736
Weighted-average purchase price per share	$1.02
Intrinsic value of ESPP shares on purchase date	$39

In accordance with the terms of our ESPP, the purchase price of 93,000 shares that were issued on November 13, 2015 was adjusted to $1.02 per share, which represents 85% of the closing market price of our common stock on that date.

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our consolidated statements of operations:

	Years Ended June 30,
	2016	2015
	(In thousands)
Cost of revenues	$63	$69
Selling, general and administrative	632	745
Research and development	175	201
Total share-based compensation expense	$870	$1,015

The following table summarizes the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of June 30, 2016:

	Remaining Unrecognized Compensation Cost	Remaining Weighted-Average Years to Recognize
	(In thousands)
Stock options	$1,074	2.8
Restricted stock units	407	2.4
Stock purchase rights under ESPP	190	1.6

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

5.            401(k) Plan

We have a savings plan (the “Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 100% of their base pay, subject to limitations. In October 2014, we reinstated a limited matching contribution. We made approximately $112,000 and $84,000 in matching contributions to participants in the Plan during the fiscal years ended June 30, 2016 and 2015, respectively.

In addition, we have the ability to make discretionary profit sharing contributions, subject to limitations. During the fiscal years ended June 30, 2016 and 2015, we made no such contributions to the Plan.

6.            Litigation

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

7.            Income Taxes

The income tax provision consists of the following components:

	Years Ended June 30,
	2016	2015
	(In thousands)
Current:
Federal	$–	$2
State	2	3
Foreign	61	53
	63	58
Deferred:
Federal	–	–
State	–	–
	–	–
Provision for income taxes	$63	$58

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2016	2015
	(In thousands)
United States	$(2,021)	$(2,569)
Foreign	122	(144)
Loss before income taxes	$(1,899)	$(2,713)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2016	2015
	(In thousands)
Deferred tax assets:
Tax losses and credits	$31,005	$31,097
Reserves not currently deductible	2,763	2,780
Deferred compensation	398	593
Inventory capitalization	1,126	1,007
Marketing rights	175	263
Depreciation	430	453
Other	216	185
Gross deferred tax assets	36,113	36,378
Valuation allowance	(35,850)	(35,994)
Deferred tax assets, net	263	384
Deferred tax liabilities:
State taxes	(263)	(384)
Deferred tax liabilities	(263)	(384)
Net deferred tax assets (liabilities)	$–	$–

We have recorded a valuation allowance against our net deferred tax assets. The valuation allowance was established due to uncertainties surrounding the realization of the deferred tax assets.

The following table presents a reconciliation of the income tax provision to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2016	2015
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(646)	$(923)
Increase (decrease) resulting from:
State taxes, net of federal benefit	(38)	(56)
Change in tax rate	15	569
Stock options	250	1,986
Permanent differences	10	15
Change in valuation allowance	(133)	(1,909)
Deferred compensation	185	209
Foreign tax rate variances	19	102
Other	401	65
Provision for income taxes	$63	$58

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

June 30, 2016
(In thousands)
Federal	$88,394
State	$27,140

Our NOL carryovers for federal income tax purposes begin to expire in the fiscal year ending June 30, 2021. Our NOL carryovers for state income tax purposes began to expire in the fiscal year ended June 30, 2013. Deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries because such undistributed earnings are expected to be reinvested indefinitely.

The following table summarizes our liability for uncertain tax positions for the fiscal year ended June 30, 2016 (in thousands):

Balance as of June 30, 2015	$6,700
Change in balances related to uncertain tax positions	(100)
Balance as of June 30, 2016	$6,600

At June 30, 2016, we had $6.6 million of gross unrecognized tax benefits. Of the total unrecognized benefits at June 30, 2016, $6.6 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in our valuation allowance of $6.6 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the fiscal years ended June 30, 2016 and 2015 we recorded an immaterial expense for interest and penalties related to income tax matters in the provision for income taxes. At June 30, 2016, we had approximately $169,000 of accrued interest and penalties related to uncertain tax positions.

At June 30, 2016, our fiscal 2013 through 2016 tax years remain open to examination by the federal taxing jurisdiction and our fiscal 2012 through 2016 tax years remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in fiscal 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred. Our fiscal 2009 through fiscal 2016 tax years remain open to examination by foreign taxing authorities. We do not anticipate that the amount of unrecognized tax benefits as of June 30, 2016 will significantly increase or decrease within the next 12 months.

8.           Commitments and Contingencies

Leases

We lease office equipment and office and warehouse facilities under non-cancelable capital and operating leases.

We currently lease approximately 27,000 square feet of office space for our corporate headquarters in Irvine, California. The lease for this facility commenced in July 2015, and is for a term of 65 months. The lease agreement provided for a tenant improvement allowance from the landlord of up to $243,000 for tenant improvements and other qualified expenses. In connection with this allowance, the landlord paid for approximately $190,000 in tenant improvements, and, in September 2015, reimbursed Lantronix for the remaining $53,000.

The following schedule represents minimum lease payments for all non-cancelable operating and capital leases as of June 30, 2016:

	Capital	Operating
Years Ending June 30,	Leases	Leases	Total
	(In thousands)
2017	$72	$684	$756
2018	65	569	634
2019	53	549	602
2020	4	549	553
2021	–	255	255
Total	194	$2,606	$2,800
Amounts representing interest	(14)
Present value of net minimum lease payments	180
Less: capital lease obligations, short-term portion (included in other current liabilities)	64
Capital lease obligations, long-term portion	$116

The following table presents rent expense:

	Years Ended June 30,
	2016	2015
	(In thousands)
Rent expense	$738	$757

9.           Significant Geographic, Customer and Supplier Information

The following table presents our sales within geographic regions as a percentage of net revenue:

	Years Ended June 30,
	2016	2015
Americas	51%	54%
Europe, Middle East, and Africa	32%	30%
Asia Pacific Japan	17%	16%
Total	100%	100%

The following table presents sales to significant countries as a percentage of net revenue:

	Years Ended June 30,
	2016	2015
U.S. and Canada	50%	54%
Germany	17%	17%
United Kingdom	9%	9%
Japan	8%	8%

Customers

The following table presents sales to our significant customers as a percentage of net revenue:

	Years Ended June 30,
	2016	2015

Top five customers (1)(2)	50%	50%
Ingram Micro	20%	21%
Arrow	11%	*

* Less than 10%

(1) Includes Ingram Micro and Arrow

(2) All top five customers are distributors, who are part of our product distribution system

No other customer represented more than 10% of our annual net revenue during these fiscal years.

Related Party Transactions

Net revenue from related parties represented less than 1% of our total net revenues for the fiscal years ended June 30, 2016 and 2015.

We have historically reported net revenues from two international customers, Lynx IT-Systeme GmbH (“Lynx”) and Barix AG (“Barix”), as related party transactions due to common ownership by our largest stockholder and Lantronix director, Bernhard Bruscha. Beginning on February 1, 2014, we no longer sell our products directly to Lynx; however, Lynx continues to purchase our products from independent third party distributors and such sales are not included in our net revenue from related parties. In December 2015, we were informed that Mr. Bruscha had sold his investment in Barix. While we continue to sell to Barix, subsequent to December 2015, such revenues are no longer classified as net revenue from related parties.

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

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8–K	3.2	11/15/2012

10.1*	Lantronix, Inc. Amended and Restated 2000 Stock Plan		10–K	10.35	09/28/2009

10.2*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2000 Stock Plan		10–K	10.4.1	9/11/2007

10.3*	Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.2	11/08/2010

10.4*	Form of Stock Option Agreement under the Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.3	11/08/2010

10.5*	Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.2	05/09/2013

10.6*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.3	05/09/2013

10.7*	Form of Restricted Stock Award Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.4	05/09/2013

10.8*	Lantronix, Inc. 2013 Employee Stock Purchase Plan		S–8	4.1	05/09/2013

10.9*	Letter Agreement dated September 8, 2011 between Lantronix, Inc. and Jeremy Whitaker		8–K	10.1	09/26/2011

10.10*	Amendment to Offer Letter between Lantronix, Inc. and Jeremy Whitaker, dated as of November 13, 2012		8-K	99.2	11/15/2012

10.11*	Lantronix, Inc. Non-Employee Director Compensation Policy, dated November 12, 2012, effective January 1, 2013		8-K	99.4	11/15/2012

10.12*	Form of Indemnification Agreement entered into between Lantronix, Inc. with its directors and certain of its executive officers		8-K	10.2	06/20/2016

10.13	Loan and Security Agreement dated May 31, 2006 between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.2	02/14/2012

10.14	Amendment dated August 14, 2008 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		10–K	10.27	09/19/2008

10.15	Amendment dated September 2010, to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.1	11/08/2010

10.16	Amendment dated August 18, 2011 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		8–K	10.1	08/24/2011

10.17	Amendment dated January 19, 2012 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.1	02/14/2012

10.18	Amendment dated October 16, 2012 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		8–K	99.1	10/22/2012

10.19	Amendment dated September 30, 2014 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		8–K	99.1	10/02/2014

10.20	Lease dated January 9, 2015 between Lantronix, Inc. and The Irvine Company, LLC		8–K	99.1	01/20/2015

10.21	Summary of Lantronix, Inc. Annual Bonus Program		8-K	99.1	09/08/2015

10.22	Lantronix, Inc. Stock Ownership Guidelines for Non-Employee Directors, as revised		8-K	99.2	09/08/2015

10.23	Lantronix, Inc. Non-Employee Director Compensation Policy, as revised		8-K	99.3	09/08/2015

10.24*	Offer Letter dated December 5, 2015 between Lantronix, Inc. and Jeffrey W. Benck		8–K	99.1	12/07/2015

10.25	Separation Agreement dated December 8, 2015 between Lantronix, Inc. and Kurt F. Busch		8-K	99.1	12/10/2015

10.26*	Form of Restricted Stock Unit Award Agreement by and between Lantronix, Inc. and Jeffrey Benck		S–8	4.4	04/28/2016

10.27*	Form of Inducement Stock Option Agreement by and between Lantronix, Inc. and Kevin Yoder		S–8	4.5	04/28/2016

10.28*	Form of Inducement Stock Option Agreement by and between Lantronix, Inc. and Sanjeev Datla		S–8	4.6	04/28/2016

10.29	Common Stock Purchase Agreement by and between Lantronix, Inc. and Hale Capital Partners, LP, dated June 16, 2016		8-K	10.1	06/20/2016

10.30*	Offer Letter dated January 22, 2016 between Lantronix, Inc. and Kevin Yoder	X

21.1	Subsidiaries of Lantronix, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm, Squar Milner LLP	X

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*	Indicates management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.