Form 10-Q
period 2016-09-30
LANTRONIX INC
filed 2016-10-28
CIK 1114925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 21, 2016, there were 17,253,799 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2016, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. In particular, this Report contains forward-looking statements relating to, among other things:

•	predictions of or assumptions about earnings, revenues, expenses or other financial matters;

•	forecasts of our liquidity position, working capital requirements, financial condition, results of operations or available cash resources;

•	Our ability to comply with certain financial obligations in our loan agreement;

•	The impact of changes to our share-based awards and any future offerings and issuances by us of debt or equity securities;

•	the impact of changes in our relationship with customers;

•	plans or expectations with respect to our product development activities, business strategies or restructuring and expansion activities;

•	demand for our products or for the products of our competitors;

•	the impact of pending litigation, including outcomes of such litigation;

•	the impact of our response to recent accounting pronouncements on our financial disclosures;

•	sufficiency of our internal controls and procedures; and

•	assumptions or estimates underlying any of the foregoing.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance, to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” in Item 1A of this Report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, or the Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on August 24, 2016, as well as in the other filings we make with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$6,097	$5,962
Accounts receivable, net	3,189	3,164
Inventories, net	7,390	6,584
Contract manufacturers' receivable	286	369
Prepaid expenses and other current assets	479	580
Total current assets	17,441	16,659
Property and equipment, net	1,491	1,569
Goodwill	9,488	9,488
Other assets	49	63
Total assets	$28,469	$27,779

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,825	$2,721
Accrued payroll and related expenses	1,881	1,817
Warranty reserve	152	138
Other current liabilities	3,349	2,922
Total current liabilities	8,207	7,598
Long-term capital lease obligations	102	116
Other non-current liabilities	345	347
Total liabilities	8,654	8,061

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock	2	2
Additional paid-in capital	209,504	209,297
Accumulated deficit	(190,062)	(189,952)
Accumulated other comprehensive income	371	371
Total stockholders' equity	19,815	19,718
Total liabilities and stockholders' equity	$28,469	$27,779

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2016	2015
Net revenue (1)	$10,940	$10,573
Cost of revenue	5,240	5,506
Gross profit	5,700	5,067
Operating expenses:
Selling, general and administrative	3,842	3,725
Research and development	1,945	1,671
Total operating expenses	5,787	5,396
Loss from operations	(87)	(329)
Interest expense, net	(7)	(6)
Other income (expense), net	(3)	19
Loss before income taxes	(97)	(316)
Provision for income taxes	7	15
Net loss	$(104)	$(331)

Net loss per share (basic and diluted)	$(0.01)	$(0.02)

Weighted-average common shares (basic and diluted)	17,254	15,103

Net revenue from related parties	$–	$68

(1)  Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(104)	$(331)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	201	233
Depreciation	151	218
Provision for excess and obsolete inventories	13	73
Changes in operating assets and liabilities:
Accounts receivable	(25)	(312)
Inventories	(819)	442
Contract manufacturers' receivable	83	4
Prepaid expenses and other current assets	101	85
Other assets	13	26
Accounts payable	104	(722)
Accrued payroll and related expenses	64	115
Warranty reserve	14	(36)
Other liabilities	427	(67)
Cash received related to tenant lease incentives	–	53
Net cash provided by (used in) operating activities	223	(219)

Investing activities
Purchases of property and equipment	(72)	(15)
Net cash used in investing activities	(72)	(15)

Financing activities
Minimum tax withholding paid on behalf of employees for restricted shares	–	(16)
Proceeds from borrowings on line of credit	–	700
Payment of borrowings on line of credit	–	(700)
Payment of capital lease obligations	(16)	(21)
Net cash used in financing activities	(16)	(37)
Increase (decrease) in cash and cash equivalents	135	(271)
Cash and cash equivalents at beginning of period	5,962	4,989
Cash and cash equivalents at end of period	$6,097	$4,718

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

1.	Summary of Significant Accounting Policies

The Company

Lantronix, Inc. (the “Company,” “Lantronix,” “we,” “our,” or “us”) is a global provider of secure data access and management for Internet of Things (“IoT”) and information technology assets. Our mission is to be the leading provider of IoT gateways that enable companies to dramatically simplify the creation, deployment, and management of IoT projects while providing secure access to data for applications and people.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2016, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which was filed with the SEC on August 24, 2016. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at September 30, 2016 and the consolidated results of our operations for the three months ended September 30, 2016 and our consolidated cash flows for the three months ended September 30, 2016. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which superseded existing revenue recognition guidance under current U.S. GAAP. The standard is a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In doing so, among other things, companies will generally need to use more judgment and make more estimates than under the current guidance. The standard permits the use of either a retrospective or cumulative effect transition method. In July 2015, FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. More recently, FASB has issued guidance clarifying certain topics such as (i) gross versus net revenue reporting, (ii) identifying performance obligations and licensing and (iii) accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. The standard will be effective for Lantronix in the fiscal year beginning July 1, 2018, with an option to adopt the standard for the fiscal year beginning July 1, 2017. We are currently evaluating this standard and have not yet selected a transition method or the effective date on which we plan to adopt the standard, nor have we determined the effect of the standard on our financial statements and related disclosures.

In August 2014, FASB issued an accounting standard which requires management of an entity to assess, for each annual and interim period, if there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current U.S. GAAP for loss contingencies. Certain disclosures are required if conditions give rise to substantial doubt about the entity’s ability to continue as a going concern. The standard became effective for Lantronix for the fiscal year beginning July 1, 2016. The adoption of this standard has not had and is not expected to have a material impact on our financial statements and related disclosures.

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

In March 2016, FASB issued accounting guidance that changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required historically, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. Lantronix adopted this guidance early for the fiscal year beginning July 1, 2016. In connection with the adoption, we have elected to recognize the impact of forfeitures on our share-based compensation expense as such forfeitures occur. Accordingly, as of July 1, 2016, we recorded a cumulative effect adjustment of approximately $6,000 to increase additional paid in-capital and accumulated deficit. Going forward, we do not expect the adoption of this guidance to have a material effect on our financial statements.

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	September 30,	June 30,
	2016	2016
	(In thousands)
Finished goods	$4,300	$3,822
Raw materials	1,794	1,653
Finished goods held by distributors	1,296	1,109
Inventories, net	$7,390	$6,584

Other Liabilities

The following table presents details of our other liabilities:

	September 30,	June 30,
	2016	2016
	(In thousands)
Current
Customer deposits and refunds	$873	$663
Accrued raw materials purchases	803	582
Deferred revenue	243	427
Capital lease obligations	62	64
Taxes payable	255	275
Accrued operating expenses	1,113	911
Total other current liabilities	$3,349	$2,922

Non-current
Deferred rent	$218	$225
Deferred revenue	127	122
Total other non-current liabilities	$345	$347

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended
	September 30,
	2016	2015
	(In thousands, except per share data)
Numerator:
Net loss	$(104)	$(331)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	17,254	15,103

Net loss per share (basic and diluted)	$(0.01)	$(0.02)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended
	September 30,
	2016	2015
	(In thousands)
Common stock equivalents	3,012	3,550

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2016	2015
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$–	$11
Non-cash tenant improvements paid by landlord	$–	$190

3.	Warranty Reserve

The standard warranty periods for our products typically range from one to five years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and additionally, for any known product warranty issues. Our warranty obligation is affected by product failure rates, and the use of materials or service delivery costs that could differ from our estimates. As a result, increases or decreases to warranty reserves could be required, which could impact our gross margins.

The following table presents details of our warranty reserve:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2016	2016
	(In thousands)
Beginning balance	$138	$163
Charged to cost of revenues	30	91
Usage	(16)	(116)
Ending balance	$152	$138

4.	Bank Line of Credit

On September 22, 2016, we entered into an amendment (the “Amendment”) to our existing Loan and Security Agreement dated May 23, 2006 (as amended, the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Amendment provides, among other things, for a renewal of our $4.0 million revolving line of credit based on qualified accounts receivable with an extended maturity date of September 30, 2018.

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.25%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.25%. At September 30, 2016, we met the 1.0 to 1.0 or greater quick ratio.

The Loan Agreement includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth (“Minimum TNW”), currently required to be at least $6.0 million. The Minimum TNW is subject to adjustment upward to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total stockholders’ equity, less goodwill. If we continue to incur net losses, we may have difficulty satisfying the Minimum TNW financial covenant in the future, in which case we may be unable to borrow funds under the Loan Agreement and any amounts outstanding may need to be repaid immediately.

The following table presents the Minimum TNW compared to our Actual TNW:

September 30,
2016
(In thousands)
Minimum TNW	$6,000
Actual TNW	$10,327

The following table presents certain information with respect to the Loan Agreement with SVB:

	September 30,	June 30,
	2016	2016
	(In thousands)
Outstanding borrowings on the line of credit	$–	$–
Available borrowing capacity	$3,140	$2,620
Outstanding letters of credit	$51	$51

Our outstanding letters of credit were used as security deposits.

5.	Stockholders’ Equity

Stock Incentive Plans

Our stock incentive plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of September 30, 2016, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Options

The following table presents a summary of activity during the three months ended September 30, 2016 with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2016	3,606	$1.85
Options granted	637	1.36
Options forfeited	(5)	1.54
Options expired	(52)	2.59
Balance of options outstanding at September 30, 2016	4,186	$1.77

Restricted Stock Units

The following table presents a summary of activity during the three months ended September 30, 2016 with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2016	460	$1.10
RSUs granted	40	1.37
Balance of RSUs outstanding at September 30, 2016	500	$1.12

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (the “ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions at the end of a specified purchase period. Each of our employees (including officers) is eligible to participate in the ESPP, subject to certain limitations as set forth in the ESPP.

The following table presents a summary of activity under our ESPP during the three months ended September 30, 2016:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2016	736
Shares issued	–
Shares available for issuance at September 30, 2016	736

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended
	September 30,
	2016	2015
	(In thousands)
Cost of revenues	$11	$18
Selling, general and administrative	149	171
Research and development	41	44
Total share-based compensation expense	$201	$233

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of September 30, 2016:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$1,409	3.4
Restricted stock units	414	2.3
Stock purchase rights under ESPP	155	1.4

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

6.	Income Taxes

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended
	September 30,
	2016	2015
Effective tax rate	7%	5%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of September 30, 2016 and June 30, 2016.

7.	Commitments and Contingencies

From time to time, we are involved in various legal proceedings and claims arising in the ordinary course of our business. Although the results of legal proceedings and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the outcome, litigation can have an adverse impact on us because of legal costs, diversion of management time and resources, and other factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Report, the “Risk Factors” included in Part II, Item 1A of this Report and in the Form 10-K, as well as the Cautionary Note Regarding Forward Looking Statements described elsewhere in this Report, before deciding to purchase, hold or sell our common stock.

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

Products and Solutions Overview

We organize our products and solutions into three product lines: IoT, IT Management and Other.

IoT

Our IoT products typically connect to one or more existing machines, provide network connectivity and are designed to enhance the value and utility of machines by making the data from the machines available to users, systems and processes or by controlling their properties and features over available networks.

Our IoT products currently consist of IoT Gateways and IoT Building Blocks. IoT Gateways are designed to provide secure connectivity and the ability to add integrated device management and advanced data access features. IoT Building Blocks provide basic secure machine connectivity and unmanaged data access.

The following product families are included in our IoT product line: EDS, EDS-MD, PremiereWave product families, UDS, WiPort®, xDirect®, xPico®, xPico® Wi-Fi, xPress™  and xPort®,

IT Management

Our IT Management product line includes console management, power management, and keyboard video mouse products that provide remote out-of-band management access to IT and networking infrastructure deployed in test labs, data centers and server rooms.

The following product families are included in our IT Management product line: SLB™, SLC™ 8000 and Spider™. In addition, our IT Management product line includes vSLM, a virtualized central management solution that simplifies secure administration of enterprise IT out-of-band devices and attached equipment through a standard web browser. vSLM is designed to operate with both our IT Management products and certain other manufacturers’ IT infrastructure equipment.

Other

We categorize products that are non-focus or end-of-life as Other. Our Other product line includes non-focus products such as the xPrintServer®, xSenso®, and WiBox. In addition, our Other product line includes end-of-life versions of our MatchPort®, SLC™, SLP™, and xPress Pro product families.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1 of this Report, which is incorporated herein for reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in the Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2016 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Summary

In the three months ended September 30, 2016 our net revenue increased by $367,000, or 3.5%, compared to the three months ended September 30, 2015. The increase in net revenue was primarily due to sales growth in our IT Management product line, which was partially offset by a decrease in net revenue in our Other product line. Our net loss was $104,000 for the three months ended September 30, 2016 compared to a net loss of $331,000 in the three months ended September 30, 2015 principally as a result of a 12.5% increase in gross profit, partially offset by increased operating expense of approximately 7.2%.

Net Revenue

The following tables present our fiscal quarter net revenue by product line and geographic region, respectively:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
IoT	$7,869	71.9%	$7,883	74.6%	$(14)	(0.2%	)
IT Management	2,437	22.3%	1,348	12.7%	1,089	80.8%
Other	634	5.8%	1,342	12.7%	(708)	(52.8%	)
	$10,940	100.0%	$10,573	100.0%	$367	3.5%

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,166	56.4%	$5,109	48.3%	$1,057	20.7%
EMEA	3,101	28.3%	3,821	36.1%	(720)	(18.8%	)
Asia Pacific Japan	1,673	15.3%	1,643	15.6%	30	1.8%
	$10,940	100.0%	$10,573	100.0%	$367	3.5%

IoT

Net revenue from our IoT product line for was consistent between the three months ended September 30, 2016 and the three months ended September 30, 2015.

IT Management

Net revenue from our IT Management product line for the three months ended September 30, 2016 increased compared to the three months ended September 30, 2015 primarily due to growth in our SLC 8000 product family, largely in the Americas region, and to a lesser extent, the EMEA and APJ regions.

Other

As expected, our Other products, which are comprised of non-focus and end-of-life product families, continued to decline.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our fiscal quarter gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$5,700	52.1%	$5,067	47.9%	$633	12.5%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended September 30, 2016 improved compared to the three months ended September 30, 2015 primarily due to lower overhead costs and a reduction in charges for excess inventories. Additionally, we benefited from improved product mix as some of our higher margin products, such as the SLC 8000, contributed to a larger portion of our net revenue.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,754		$2,323		$431	18.6%
Professional fees and outside services	339		386		(47)	(12.2%	)
Advertising and marketing	163		450		(287)	(63.8%	)
Facilities and insurance	233		277		(44)	(15.9%	)
Share-based compensation	149		171		(22)	(12.9%	)
Depreciation	54		51		3	5.9%
Other	150		67		83	123.9%
Selling, general and administrative	$3,842	35.1%	$3,725	35.2%	$117	3.1%

Overall, selling, general and administrative expenses increased slightly primarily due to higher headcount-related expenses, primarily related to variable compensation. This was partially offset by a decrease in advertising and marketing expenses, primarily from lower expenditures for outside marketing programs and trade shows in connection with our efforts over the last several quarters to focus our marketing activities.

Research and Development

Research and development expenses consist of personnel-related expenses, including share-based compensation, as well as expenditures to third-party vendors for research and development activities and product certification costs. Our quarterly costs related to outside services and product certifications vary from period to period depending on our level of development activities.

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,406		$1,160		$246	21.2%
Facilities	198		185		13	7.0%
Outside services	153		152		1	0.7%
Product certifications	88		76		12	15.8%
Share-based compensation	41		44		(3)	(6.8%	)
Other	59		54		5	9.3%
Research and development	$1,945	17.8%	$1,671	15.8%	$274	16.4%

Research and development expenses increased primarily due to higher personnel-related expenses, including variable compensation.

In July 2016, we announced the launch of our new subsidiary and IoT software lab in India, which is intended to strengthen our product development efforts. We plan to continue to expand our team in India, and we expect to redirect our spending on outside services for engineering resources to fund a significant portion of this expansion.

Provision for Income Taxes

The following table presents our effective tax rate based upon our provision for income taxes:

	Three Months Ended
	September 30,
	2016	2015
Effective tax rate	7%	5%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of September 30, 2016 and June 30, 2016.

Liquidity and Capital Resources

The following table presents details of our working capital and cash and cash equivalents:

	September 30,	June 30,
	2016	2016	Change
	(In thousands)
Working capital	$9,234	$9,061	$173
Cash and cash equivalents	$6,097	$5,962	$135

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings available under our loan agreement, and cash generated from operations. We believe that these sources will be sufficient to fund our current requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months. We anticipate that the primary factors affecting our cash and liquidity are net revenue and working capital requirements.

Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe this concentration subjects us to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our investment policy primarily emphasizes safety of principal and secondarily emphasizes maximizing yield.

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

Loan Agreement

Refer to Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein for reference, for a discussion of our loan agreement.

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2016	2015	Change
	(In thousands)
Net cash provided by (used in) operating activities	$223	$(219)	$442
Net cash used in investing activities	(72)	(15)	(57)
Net cash used in financing activities	(16)	(37)	21

Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2016 increased as compared to cash used by operating activities during the three months ended September 30, 2015 primarily due to a lower net loss.

Inventories increased approximately $806,000, or 12.2%, as compared to June 30, 2016 as we (i) began an effort to increase stock in certain products and (ii) experienced an increase in inventory held by certain distributors. The impact of the increase in inventories on operating cash flows was partially offset by an increase in other liabilities and accounts payable primarily related to the increase in inventories.

Investing Activities

Net cash used in investing activities was related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment, as well as acquisitions of hardware and equipment related to our new software lab in India.

Financing Activities

Net cash used in financing activities during the three months ended September 30, 2016 related to payments for capital leases.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which may be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2016, we were not involved in any material relationships with unconsolidated SPEs.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are involved in various legal proceedings and claims arising in the ordinary course of our business. Although the results of legal proceedings and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the outcome, litigation can have an adverse impact on us because of legal costs, diversion of management time and resources, and other factors.

Item 1A.	Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in the Form 10-K, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: October 28, 2016	By:	/s/ JEFFREY BENCK
Jeffrey Benck
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2016	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.1*	Letter Agreement dated August 31, 2016 between Lantronix, Inc. and Jeremy Whitaker		8-K	10.1	09/02/2016

10.2	Assumption and Amendment to the Loan and Security Agreement dated September 22, 2016 between Lantronix, Inc. and Silicon Valley Bank		8-K	10.1	09/26/2016

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

_________________

*	Indicates management contract or compensatory plan, contract or arrangement
**	Furnished, not filed.

