Form 10-Q
period 2016-12-31
LANTRONIX INC
filed 2017-01-27
CIK 1114925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 20, 2017, there were 17,469,935 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

December 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended December 31, 2016, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. In particular, this Report contains forward-looking statements relating to, among other things:

•	predictions of or assumptions about earnings, revenues, expenses or other financial matters;

•	forecasts of our liquidity position, working capital requirements, financial condition, results of operations or available cash resources;

•	our ability to comply with certain financial obligations in our loan agreement;

•	the impact of changes to our share-based awards and any future offerings and issuances by us of debt or equity securities;

•	the impact of changes in our relationship with our customers;

•	plans or expectations with respect to our product development activities, business strategies or restructuring and expansion activities;

•	demand for our products or for the products of our competitors;

•	the impact of pending litigation, including outcomes of such litigation;

•	the impact of our response to recent accounting pronouncements on our financial disclosures;

•	sufficiency of our internal controls and procedures; and

•	assumptions or estimates underlying any of the foregoing.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance, to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” included in Part II, Item 1A of this Report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, or the Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on August 24, 2016, as well as in our other public filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$6,698	$5,962
Accounts receivable, net	2,866	3,164
Inventories, net	7,614	6,584
Contract manufacturers' receivable	366	369
Prepaid expenses and other current assets	566	580
Total current assets	18,110	16,659
Property and equipment, net	1,402	1,569
Goodwill	9,488	9,488
Other assets	47	63
Total assets	$29,047	$27,779

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,280	$2,721
Accrued payroll and related expenses	2,833	1,817
Warranty reserve	153	138
Other current liabilities	3,235	2,922
Total current liabilities	8,501	7,598
Long-term capital lease obligations	87	116
Other non-current liabilities	353	347
Total liabilities	8,941	8,061

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock	2	2
Additional paid-in capital	209,754	209,297
Accumulated deficit	(190,021)	(189,952)
Accumulated other comprehensive income	371	371
Total stockholders' equity	20,106	19,718
Total liabilities and stockholders' equity	$29,047	$27,779

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net revenue (1)	$11,222	$9,540	$22,162	$20,113
Cost of revenue	5,410	4,951	10,650	10,457
Gross profit	5,812	4,589	11,512	9,656
Operating expenses:
Selling, general and administrative	3,873	3,814	7,715	7,539
Research and development	1,873	1,716	3,818	3,387
Total operating expenses	5,746	5,530	11,533	10,926
Income (loss) from operations	66	(941)	(21)	(1,270)
Interest expense, net	(6)	(9)	(13)	(15)
Other income, net	4	28	1	47
Income (loss) before income taxes	64	(922)	(33)	(1,238)
Provision for income taxes	23	6	30	21
Net income (loss)	$41	$(928)	$(63)	$(1,259)

Net income (loss) per share (basic)	$0.00	$(0.06)	$(0.00)	$(0.08)
Net income (loss) per share (diluted)	$0.00	$(0.06)	$(0.00)	$(0.08)

Weighted-average common shares (basic)	17,347	15,160	17,300	15,131
Weighted-average common shares (diluted)	17,703	15,160	17,300	15,131

Net revenue from related parties	$–	$45	$–	$113

(1) Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended December 31,
	2016	2015
Operating activities
Net loss	$(63)	$(1,259)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	421	485
Depreciation	304	423
Provision for excess and obsolete inventories	53	79
Changes in operating assets and liabilities:
Accounts receivable	298	315
Inventories	(1,083)	1,563
Contract manufacturers’ receivable	3	(113)
Prepaid expenses and other current assets	14	(215)
Other assets	14	25
Accounts payable	(477)	(1,352)
Accrued payroll and related expenses	1,016	(30)
Warranty reserve	15	(21)
Other liabilities	322	(290)
Cash received related to tenant lease incentives	–	53
Net cash provided by (used in) operating activities	837	(337)
Investing activities
Purchases of property and equipment	(99)	(103)
Net cash used in investing activities	(99)	(103)
Financing activities
Minimum tax withholding paid on behalf of employees for restricted shares	(87)	(46)
Proceeds from borrowings on line of credit	–	1,400
Payment of borrowings on line of credit	–	(1,400)
Net proceeds from issuances of common stock	117	95
Payment of capital lease obligations	(32)	(36)
Net cash provided by (used in) financing activities	(2)	13
Increase (decrease) in cash and cash equivalents	736	(427)
Cash and cash equivalents at beginning of period	5,962	4,989
Cash and cash equivalents at end of period	$6,698	$4,562

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2016, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which was filed with the SEC on August 24, 2016. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at December 31, 2016 and the consolidated results of our operations for the three and six months ended December 31, 2016 and our consolidated cash flows for the six months ended December 31, 2016. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required historically, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. Lantronix adopted this guidance early for the fiscal year beginning July 1, 2016. In connection with the adoption, we have elected to recognize the impact of forfeitures on our share-based compensation expense as such forfeitures occur. Accordingly, as of July 1, 2016, we recorded a cumulative effect adjustment of approximately $6,000 to increase APIC and accumulated deficit. Going forward, we do not expect the adoption of this guidance to have a material effect on our financial statements.

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

In August 2014, FASB issued an accounting standard which requires management of an entity to assess, for each annual and interim period, if there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current U.S. GAAP for loss contingencies. Certain disclosures are required if conditions give rise to substantial doubt about the entity’s ability to continue as a going concern. The standard became effective for Lantronix for the fiscal year beginning July 1, 2016. The adoption of this standard did not have a material impact on our financial statements and related disclosures.

Revenue from Contracts with Customers

In May 2014, FASB issued an accounting standard which superseded existing revenue recognition guidance under current U.S. GAAP. The standard is a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In doing so, among other things, companies will generally need to use more judgment and make more estimates than under the current guidance. Recently, FASB has issued guidance clarifying certain topics such as (i) gross versus net revenue reporting, (ii) identifying performance obligations and licensing and (iii) accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer.

The standard permits two methods of adoption: (i) retrospectively to each prior reporting period presented (the full retrospective method), or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented.

The standard will be effective for Lantronix in the fiscal year beginning July 1, 2018, with an option to adopt the standard in the fiscal year beginning July 1, 2017. We are currently considering the effective date on which we plan to adopt the standard.

We currently anticipate the standard will have a material impact on our financial statements and disclosures. While we continue to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for sales made to distributors under agreements which contain a limited right to return unsold products and price adjustment provisions. Under the existing revenue guidance, we have historically concluded that the price to these distributors is not fixed and determinable at the time we deliver products to them. Accordingly, revenue from sales to these distributors has not historically been recognized until the distributor resells the product. By contrast, under the new standard, we expect to recognize revenue, including estimates for applicable variable consideration, predominately at the time of shipment to these distributors.

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	December 31,	June 30,
	2016	2016
	(In thousands)
Finished goods	$4,345	$3,822
Raw materials	1,969	1,653
Finished goods held by distributors	1,300	1,109
Inventories, net	$7,614	$6,584

Other Liabilities

The following table presents details of our other liabilities:

	December 31,	June 30,
	2016	2016
	(In thousands)
Current
Customer deposits and refunds	$1,025	$663
Accrued raw materials purchases	646	582
Deferred revenue	188	427
Capital lease obligations	61	64
Taxes payable	272	275
Accrued operating expenses	1,043	911
Total other current liabilities	$3,235	$2,922

Non-current
Deferred rent	$212	$225
Deferred revenue	141	122
Total other non-current liabilities	$353	$347

Computation of Net Income (Loss) per Share

Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator:
Net income (loss)	$41	$(928)	$(63)	$(1,259)
Denominator:
Weighted-average common shares outstanding (basic)	17,347	15,160	17,300	15,131
Effect of dilutive securities:
Stock awards	356	–	–	–
Denominator for net income (loss) per share (diluted)	17,703	15,160	17,300	15,131

Net income (loss) per share (basic)	$0.00	$(0.06)	$(0.00)	$(0.08)
Net income (loss) per share (diluted)	$0.00	$(0.06)	$(0.00)	$(0.08)

The following table presents the common stock equivalents excluded from the diluted net income (loss) per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(In thousands)
Common stock equivalents	2,190	3,857	2,446	3,774

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the unaudited condensed consolidated statements of cash flows:

	Six Months Ended December 31,
	2016	2015
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$36	$294
Non-cash acquisition of property and equipment under capital leases	$–	$37
Non-cash tenant improvements paid by landlord	$–	$190

3.	Warranty Reserve

The standard warranty periods for our products typically range from one to five years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and additionally, for any known product warranty issues. Our warranty obligation is affected by product failure rates, and the use of materials or service delivery costs, which could differ from our estimates. As a result, increases or decreases to warranty reserves could be required, which could impact our gross margins.

The following table presents details of our warranty reserve:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2016	2016
	(In thousands)
Beginning balance	$138	$163
Charged to cost of revenue	50	91
Usage	(35)	(116)
Ending balance	$153	$138

4.	Bank Line of Credit

On September 22, 2016, we entered into an amendment (the “Amendment”) to our existing Loan and Security Agreement dated May 23, 2006 (as amended, the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Amendment provides, among other things, for a renewal of our $4.0 million revolving line of credit, based on qualified accounts receivable, with an extended maturity date of September 30, 2018.

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.25%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.25%. At December 31, 2016, we met the 1.0 to 1.0 or greater quick ratio.

The Loan Agreement includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth (“Minimum TNW”), currently required to be approximately $6.0 million. The Minimum TNW is subject to adjustment upward to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total stockholders’ equity, less goodwill.

The following table presents the Minimum TNW compared to our Actual TNW:

December 31,
2016
(In thousands)
Minimum TNW	$6,021
Actual TNW	$10,618

The following table presents certain information with respect to the Loan Agreement with SVB:

	December 31,	June 30,
	2016	2016
	(In thousands)
Outstanding borrowings on the line of credit	$–	$–
Available borrowing capacity	$2,647	$2,620
Outstanding letters of credit	$51	$51

Our outstanding letters of credit were used as security deposits.

5.	Stockholders’ Equity

Stock Incentive Plans

Our stock incentive plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of December 31, 2016, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Options

The following table presents a summary of activity during the six months ended December 31, 2016 with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2016	3,606	$1.85
Granted	722	1.36
Forfeited	(19)	1.26
Expired	(58)	2.71
Exercised	–	–
Balance of options outstanding at December 31, 2016	4,251	$1.76

Restricted Stock Units

The following table presents a summary of activity during the six months ended December 31, 2016 with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2016	460	$1.10
Granted	60	1.37
Vested	(160)	1.10
Cancelled / forfeited	–	–
Balance of RSUs outstanding at December 31, 2016	360	$1.15

In December 2016, 150,000 RSUs vested pursuant to a RSU grant made in April 2016 to Jeffrey Benck, our chief executive officer. In connection with the vesting of these RSUs, we issued approximately 94,000 shares of our common stock to Mr. Benck, and withheld the remaining 56,000 shares for purposes of employee payroll taxes.

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (the “ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions at the end of a specified purchase period. Each of our employees (including officers) is eligible to participate in the ESPP, subject to certain limitations as set forth in the ESPP.

The following table presents a summary of activity under our ESPP during the six months ended December 31, 2016:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2016	736
Shares issued	(113)
Shares available for issuance at December 31, 2016	623

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$13	$20	$24	$38
Selling, general and administrative	162	182	311	353
Research and development	45	50	86	94
Total share-based compensation expense	$220	$252	$421	$485

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of December 31, 2016:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$1,331	3.1
RSUs	391	2.9
Stock purchase rights under ESPP	163	1.3

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Effective tax rate	36%	1%	91%	2%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2016 and June 30, 2016.

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

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended December 31, 2016, or this Report, the “Risk Factors” included in Part II, Item 1A of this Report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, or the Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on August 24, 2016, as well as the Cautionary Note Regarding Forward Looking Statements described elsewhere in this Report, before deciding to purchase, hold or sell our common stock.

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

The following product families are included in our IoT product line: EDS, EDS-MD®, PremiereWave® product families, UDS, WiPort®, xDirect®, xPico®, xPico® Wi-Fi, xPress™  and XPort®,

IT Management

Our IT Management product line includes console management, power management, and keyboard video mouse products that provide remote out-of-band management access to IT and networking infrastructure deployed in test labs, data centers and server rooms.

The following product families are included in our IT Management product line: SLB™, SLC™ 8000 and Spider™. In addition, our IT Management product line includes vSLM™, a virtualized central management solution that simplifies secure administration of enterprise IT out-of-band devices and attached equipment through a standard web browser. vSLM is designed to operate with both our IT Management products and certain other manufacturers’ IT infrastructure equipment.

Other

We categorize products that are non-focus or end-of-life as Other. Our Other product line includes non-focus products such as the xPrintServer®, xSenso®, and WiBox®. In addition, our Other product line includes end-of-life versions of our MatchPort®, SLC™, SLP™, and xPress Pro™ product families.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in the Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three months ended December 31, 2016 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

Summary

In the three months ended December 31, 2016 our net revenue increased by $1.7 million, or 17.6%, compared to the three months ended December 31, 2015. The increase in net revenue was primarily due to sales growth in both our IoT and IT Management product lines, which was partially offset by a decrease in net revenue in our Other product line. We had net income of $41,000 for the three months ended December 31, 2016 compared to a net loss of $928,000 for the three months ended December 31, 2015. This improvement in profitability was principally driven by the increase in net revenue and a 26.7% increase in gross profit, partially offset by increased operating expenses of approximately 3.9%.

Net Revenue

The following tables present our fiscal quarter net revenue by product line and by geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
IoT	$8,304	74.0%	$7,086	74.3%	$1,218	17.2%
IT Management	2,265	20.2%	1,318	13.8%	947	71.9%
Other	653	5.8%	1,136	11.9%	(483)	(42.5%	)
	$11,222	100.0%	$9,540	100.0%	$1,682	17.6%

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,453	57.5%	$5,203	54.5%	$1,250	24.0%
EMEA	3,122	27.8%	2,820	29.6%	302	10.7%
Asia Pacific Japan	1,647	14.7%	1,517	15.9%	130	8.6%
	$11,222	100.0%	$9,540	100.0%	$1,682	17.6%

IoT

Net revenue from our IoT product line for the three months ended December 31, 2016 increased compared to the three months ended December 31, 2015 due to growth in unit sales from a variety of our product families including XPort across all three geographic regions, as well as both xPico and xDirect, largely in the Americas region.

IT Management

Net revenue from our IT Management product line for the three months ended December 31, 2016 increased compared to the three months ended December 31, 2015 primarily due to growth in our SLC 8000 product family, largely in the Americas region, and to a lesser extent, the EMEA and APJ regions. We also experienced growth in our SLB product family, primarily in the Americas region.

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

The following table presents our fiscal quarter gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$5,812	51.8%	$4,589	48.1%	$1,223	26.7%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended December 31, 2016 improved compared to the three months ended December 31, 2015 primarily due to lower overhead costs. Additionally, we benefited from improved product mix as some of our higher margin products, such as the SLC 8000, contributed to a larger portion of our net revenue.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,844		$2,230		$614	27.5%
Severance expenses	–		286		(286)	(100.0%	)
Professional fees and outside services	280		326		(46)	(14.1%	)
Advertising and marketing	168		357		(189)	(52.9%	)
Facilities and insurance	222		256		(34)	(13.3%	)
Share-based compensation	162		182		(20)	(11.0%	)
Depreciation	56		65		(9)	(13.8%	)
Other	141		112		29	25.9%
Selling, general and administrative	$3,873	34.5%	$3,814	40.0%	$59	1.5%

Overall, selling, general and administrative expenses increased slightly due to higher headcount-related expenses, primarily related to variable compensation. The overall increase was largely offset by (i) severance expenses from the prior year quarter that did not recur in the current quarter and (ii) lower spending on outside marketing programs and trade shows in connection with our efforts over the last several quarters to reevaluate and focus our marketing activities.

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

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,445		$1,118		$327	29.2%
Facilities	206		206		–	0.0%
Outside services	76		181		(105)	(58.0%	)
Product certifications	42		111		(69)	(62.2%	)
Share-based compensation	45		50		(5)	(10.0%	)
Other	59		50		9	18.0%
Research and development	$1,873	16.7%	$1,716	18.0%	$157	9.1%

Research and development expenses increased primarily due to higher personnel-related expenses, driven by (i) higher variable compensation and (ii) additional headcount attributable to the growth of our engineering team in India. The overall increase in research and development expenses was partially offset by a decrease in spending for outside services for engineering resources, as we have redirected a large portion of this spending toward funding the expansion of our new team in India. We also saw a decrease in product certifications costs as a result of the timing of certain development projects.

Results of Operations – Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015

Summary

In the six months ended December 31, 2016 our net revenue increased by $2.0 million, or 10.2%, compared to the six months ended December 31, 2015. The increase in net revenue was primarily due to sales growth in both our IoT and IT Management product lines, which was partially offset by a decrease in net revenue in our Other product line. We had a net loss of $63,000 for the six months ended December 31, 2016 compared to a net loss of $1.3 million for the six months ended December 31, 2015. The decrease in net loss was principally driven by the increase in net revenue and a 19.2% increase in gross profit. The overall decrease in our net loss was partially offset by a 5.6% increase in operating expenses.

Net Revenue

The following tables present our fiscal year-to-date net revenue by product line and by geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
IoT	$16,173	73.0%	$14,969	74.4%	$1,204	8.0%
IT Management	4,702	21.2%	2,666	13.3%	2,036	76.4%
Other	1,287	5.8%	2,478	12.3%	(1,191)	(48.1%	)
	$22,162	100.0%	$20,113	100.0%	$2,049	10.2%

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Americas	$12,619	56.9%	$10,312	51.3%	$2,307	22.4%
EMEA	6,223	28.1%	6,641	33.0%	(418)	(6.3%	)
Asia Pacific Japan	3,320	15.0%	3,160	15.7%	160	5.1%
	$22,162	100.0%	$20,113	100.0%	$2,049	10.2%

IoT

Net revenue from our IoT product line for the six months ended December 31, 2016 increased compared to the six months ended December 31, 2015 due to growth in unit sales from a variety of our product families including the xPico in the Americas and EMEA regions, as well as the XPort, xDirect and Premierwave XN product families, largely in the Americas region. The overall increase was partially offset by (i) a decrease in unit sales of our XPort and xPico WiFi product families in EMEA and (ii) a decline in unit sales of some of our other legacy product families.

IT Management

Net revenue from our IT Management product line for the six months ended December 31, 2016 increased compared to the six months ended December 31, 2015 primarily due to growth in our SLC 8000 product family, largely in the Americas region, and to a lesser extent, the EMEA and APJ regions. We also experienced growth in our SLB product family, primarily in the Americas region.

Other

As expected, our Other products, which are comprised of non-focus and end-of-life product families, continued to decline.

Gross Profit

The following table presents our fiscal year-to-date gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$11,512	51.9%	$9,656	48.0%	$1,856	19.2%

Gross margin for the six months ended December 31, 2016 improved compared to the six months ended December 31, 2015 primarily due to improved product mix as some of our higher margin products, such as the SLC 8000, contributed to a larger portion of our net revenue.

Selling, General and Administrative

The following table presents our fiscal year-to-date selling, general and administrative expense:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,598		$4,539		$1,059	23.3%
Severance expenses	–		286		(286)	(100.0%	)
Professional fees and outside services	619		712		(93)	(13.1%	)
Advertising and marketing	331		807		(476)	(59.0%	)
Facilities and insurance	455		547		(92)	(16.8%	)
Share-based compensation	311		353		(42)	(11.9%	)
Depreciation	110		116		(6)	(5.2%	)
Other	291		179		112	62.6%
Selling, general and administrative	$7,715	34.8%	$7,539	37.5%	$176	2.3%

Overall, selling, general and administrative expenses increased slightly due primarily to higher headcount-related expenses, primarily related to variable compensation. The overall increase was largely offset by (i) lower spending on outside marketing programs and trade shows in connection with our efforts over the last several quarters to reevaluate and focus our marketing activities, (ii) severance expenses during the during the six months ended December 31, 2015 that did not recur during the six months ended December 31, 2016 and (iii) lower legal and patent-related fees.

Research and Development

The following table presents our fiscal year-to-date research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2016	Revenue	2015	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,851		$2,278		$573	25.2%
Facilities	404		391		13	3.3%
Outside services	229		333		(104)	(31.2%	)
Product certifications	130		187		(57)	(30.5%	)
Share-based compensation	86		94		(8)	(8.5%	)
Other	118		104		14	13.5%
Research and development	$3,818	17.2%	$3,387	16.8%	$431	12.7%

Research and development expenses increased primarily due to higher personnel-related expenses, driven by (i) higher variable compensation and (ii) additional headcount attributable to the growth of our engineering team in India. The overall increase in research and development expenses was partially offset by a decrease in spending for outside services for engineering resources, as we have redirected a large portion of this spending toward funding the expansion of our new team in India. We also saw a decrease in product certifications costs as a result of the timing of certain development projects.

Provision for Income Taxes

The following table presents our effective tax rate based upon our provision for income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Effective tax rate	36%	1%	91%	2%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe these assets will more likely than not be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2016 and June 30, 2016.

Liquidity and Capital Resources

The following table presents details of our working capital and cash and cash equivalents:

	December 31,	June 30,
	2016	2016	Change
	(In thousands)
Working capital	$9,609	$9,061	$548
Cash and cash equivalents	$6,698	$5,962	$736

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

From time to time, we may seek additional capital from public or private offerings of our capital stock, borrowings under our existing or future credit lines or other sources in order to (i) develop or enhance our products, (ii) take advantage of strategic opportunities, (iii) respond to competition or (iv) continue to operate our business. We currently have a Form S-3 shelf registration statement on file with the SEC. If we issue equity securities to raise additional funds, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. If we issue debt securities to raise additional funds, we may incur debt service obligations, become subject to restrictions limiting or restricting our ability to operate our business or be required to encumber all or a portion of our assets. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all.

Loan Agreement

Refer to Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of our loan agreement.

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Six Months Ended December 31,
	2016	2015	Change
	(In thousands)
Net cash provided by (used in) operating activities	$837	$(337)	$1,174
Net cash used in investing activities	(99)	(103)	4
Net cash provided by (used in) financing activities	(2)	13	(15)

Operating Activities

Net cash provided by operating activities during the six months ended December 31, 2016 increased as compared to cash used by operating activities during the six months ended December 31, 2015 primarily due to a decrease in our net loss to $63,000 in the six months ended December 31, 2016 as compared to our $1.3 million net loss in the six months ended December 31, 2015.

Inventories increased approximately $1.0 million, or 15.6%, as compared to June 30, 2016 as we have (i) made efforts to increase stock in certain products and (ii) experienced an increase in inventory held by certain distributors. The impact of the increase in inventories on operating cash flows was largely offset by increases in (i) accrued payroll and expenses related to accruals for variable compensation and (ii) other current liabilities. Cash provided by operating activities during the six months ended December 31, 2016 increased due to a decrease in accounts receivable of approximately 9.4% from June 30, 2016 to December 31, 2016, which was driven by differences in the timing of our sales during the quarter ended December 31, 2016 as compared to the quarter ended June 30, 2016.

Investing Activities

Net cash used in investing activities was related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment, as well as acquisitions of hardware and equipment related to our new software lab in India.

Financing Activities

Net cash used in financing activities during the six months ended December 31, 2016 related to payments for (i) withholding taxes in connection with the vesting of restricted stock units which had been granted to our chief executive officer and (ii) capital leases. This was substantially offset by cash received from the issuance of common stock to employees in connection with purchases made under our Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which may be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2016, we were not involved in any material relationships with unconsolidated SPEs.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report, and the unaudited condensed consolidated financial statements and related notes thereto. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in the Form 10-K, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: January 27, 2017	By:	/s/ JEFFREY BENCK
Jeffrey Benck
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 27, 2017	By:	/s/ JEREMY WHITAKER
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

