Form 10-Q
period 2017-03-31
LANTRONIX INC
filed 2017-04-28
CIK 1114925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 21, 2017, there were 17,586,884 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2017, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. In particular, this Report contains forward-looking statements relating to, among other things:

•	predictions about our earnings, revenues, margins, expenses or other financial matters;

•	forecasts of our financial condition, results of operations, liquidity position, or working capital requirements;

•	our ability to comply with certain financial obligations in our loan agreement;

•	the impact of changes to our share-based awards and any related changes to our share-based compensation expenses;

•	the impact of future offerings and sales of our debt or equity securities;

•	the impact of changes in our relationship with our customers;

•	plans or expectations with respect to our product development activities, business strategies or restructuring and expansion activities;

•	demand for our products or for the products of our competitors;

•	the impact of pending litigation, including outcomes of such litigation;

•	the impact of our response to and implementation of recent accounting pronouncements on our financial statements and the related disclosures;

•	sufficiency of our internal controls and procedures; and

•	assumptions or estimates underlying any of the foregoing.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance, to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” included in Part II, Item 1A of this Report, in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission, or the SEC, on August 24, 2016, or the Form 10-K, as well as in our other public filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	June 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$7,389	$5,962
Accounts receivable, net	2,827	3,164
Inventories, net	7,664	6,584
Contract manufacturers' receivable	314	369
Prepaid expenses and other current assets	536	580
Total current assets	18,730	16,659
Property and equipment, net	1,278	1,569
Goodwill	9,488	9,488
Other assets	49	63
Total assets	$29,545	$27,779

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,719	$2,721
Accrued payroll and related expenses	2,623	1,817
Warranty reserve	116	138
Other current liabilities	3,344	2,922
Total current liabilities	8,802	7,598
Long-term capital lease obligations	71	116
Other non-current liabilities	378	347
Total liabilities	9,251	8,061

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock	2	2
Additional paid-in capital	210,104	209,297
Accumulated deficit	(190,183)	(189,952)
Accumulated other comprehensive income	371	371
Total stockholders' equity	20,294	19,718
Total liabilities and stockholders' equity	$29,545	$27,779

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net revenue (1)	$11,524	$9,964	$33,686	$30,077
Cost of revenue	5,126	5,186	15,776	15,643
Gross profit	6,398	4,778	17,910	14,434
Operating expenses:
Selling, general and administrative	4,414	3,469	12,129	11,008
Research and development	2,126	1,744	5,944	5,131
Total operating expenses	6,540	5,213	18,073	16,139
Loss from operations	(142)	(435)	(163)	(1,705)
Interest expense, net	(5)	(8)	(18)	(23)
Other income, net	2	–	3	47
Loss before income taxes	(145)	(443)	(178)	(1,681)
Provision for income taxes	17	13	47	34
Net loss	$(162)	$(456)	$(225)	$(1,715)

Net loss per share (basic and diluted)	$(0.01)	$(0.03)	$(0.01)	$(0.11)

Weighted-average common shares (basic and diluted)	17,522	15,225	17,374	15,163

Net revenue from related parties	$–	$–	$–	$113

(1) Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(225)	$(1,715)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	645	671
Depreciation	455	614
Provision for excess and obsolete inventories	74	171
Changes in operating assets and liabilities:
Accounts receivable	337	(473)
Inventories	(1,154)	2,057
Contract manufacturers’ receivable	55	48
Prepaid expenses and other current assets	44	(168)
Other assets	11	23
Accounts payable	(19)	(1,121)
Accrued payroll and related expenses	806	(250)
Warranty reserve	(22)	(24)
Other liabilities	457	(337)
Cash received related to tenant lease incentives	–	53
Net cash provided by (used in) operating activities	1,464	(451)

Investing activities
Purchases of property and equipment	(144)	(478)
Net cash used in investing activities	(144)	(478)

Financing activities
Tax withholding paid on behalf of employees for restricted shares	(144)	(46)
Proceeds from borrowings on line of credit	–	2,100
Payment of borrowings on line of credit	–	(2,100)
Net proceeds from issuances of common stock	300	95
Payment of capital lease obligations	(49)	(53)
Net cash provided by (used in) financing activities	107	(4)
Increase (decrease) in cash and cash equivalents	1,427	(933)
Cash and cash equivalents at beginning of period	5,962	4,989
Cash and cash equivalents at end of period	$7,389	$4,056

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2016, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which was filed with the SEC on August 24, 2016. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at March 31, 2017, the consolidated results of our operations for the three and nine months ended March 31, 2017 and our consolidated cash flows for the nine months ended March 31, 2017. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value. Companies will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance will be effective for Lantronix for the fiscal year beginning July 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently considering the effective date on which we plan to adopt this guidance.

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

We currently anticipate the standard will have a material impact on our financial statements and disclosures. We continue to make progress in assessing all potential impacts of the standard, including any impacts of recently issued amendments. We currently believe the most significant impact of the standard relates to our accounting for sales made to distributors under agreements which contain a limited right to return unsold products and price adjustment provisions. Under the existing revenue guidance, we have historically concluded that the price to these distributors is not fixed and determinable at the time we deliver products to them. Accordingly, revenue from sales to these distributors has not historically been recognized until the distributor resells the product. By contrast, under the new standard, we expect to recognize revenue, including estimates for applicable variable consideration, predominately at the time of shipment to these distributors.

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	March 31,	June 30,
	2017	2016
	(In thousands)
Finished goods	$4,471	$3,822
Raw materials	2,064	1,653
Finished goods held by distributors	1,129	1,109
Inventories, net	$7,664	$6,584

Other Liabilities

The following table presents details of our other liabilities:

	March 31,	June 30,
	2017	2016
	(In thousands)
Current
Customer deposits and refunds	$1,051	$663
Accrued raw materials purchases	599	582
Deferred revenue	179	427
Capital lease obligations	60	64
Taxes payable	280	275
Accrued operating expenses	1,175	911
Total other current liabilities	$3,344	$2,922

Non-current
Deferred rent	$206	$225
Deferred revenue	172	122
Total other non-current liabilities	$378	$347

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In thousands, except per share data)
Numerator:
Net loss	$(162)	$(456)	$(225)	$(1,715)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	17,522	15,225	17,374	15,163

Net loss per share (basic and diluted)	$(0.01)	$(0.03)	$(0.01)	$(0.11)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In thousands)
Common stock equivalents	1,062	3,696	1,894	3,630

Restructuring

In January 2017, we initiated a restructuring plan with respect to our European sales team. The restructuring activities were substantially completed in the three months ended March 31, 2017, and the related expenses consisted primarily of severance costs, facility lease termination costs and other associated costs. These activities resulted in total charges of approximately $246,000, and are included in selling, general and administrative expense within the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2017.

The following table presents details of the liability we recorded related to the restructuring plan:

Nine Months Ended March 31, 2017
(In thousands)
Beginning balance	$–
Charges	246
Payments	–
Ending balance	$246

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,
	2017	2016
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$17	$15
Non-cash acquisition of property and equipment under capital leases	$–	$37
Non-cash tenant improvements paid by landlord	$–	$190

3.	Warranty Reserve

The standard warranty periods we provide for our products typically range from one to five years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and for any known or anticipated product warranty issues. Our warranty obligations are impacted by a number of factors, including historical warranty costs, actual product failure rates, service delivery costs, and the use of materials. If our actual results are different from our assumptions, increases or decreases to warranty reserves could be required, which could impact our cost of revenue and gross margins.

The following table presents details of our warranty reserve:

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2017	2016
	(In thousands)
Beginning balance	$138	$163
Charged to cost of revenue	34	91
Usage	(56)	(116)
Ending balance	$116	$138

4.	Bank Line of Credit

We have entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) with Silicon Valley Bank (“SVB”), which provides a $4.0 million revolving line of credit, based on qualified accounts receivable. The Loan Agreement has a maturity date of September 30, 2018.

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.25%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.25%. At March 31, 2017, we met the 1.0 to 1.0 or greater quick ratio.

The Loan Agreement also includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth (“Minimum TNW”), currently required to be approximately $6.0 million. The Minimum TNW is subject to adjustment upward to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total stockholders’ equity, less goodwill.

The following table presents the Minimum TNW compared to our Actual TNW:

March 31,
2017
(In thousands)
Minimum TNW	$6,021
Actual TNW	$10,806

The following table presents certain information with respect to the Loan Agreement with SVB:

	March 31,	June 30,
	2017	2016
	(In thousands)
Outstanding borrowings on the line of credit	$–	$–
Available borrowing capacity	$2,778	$2,620
Outstanding letters of credit	$51	$51

Our outstanding letters of credit are used as security deposits.

5.	Stockholders’ Equity

Stock Incentive Plans

Our stock incentive plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of March 31, 2017, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Options

The following table presents a summary of activity during the nine months ended March 31, 2017 with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2016	3,606	$1.85
Granted	864	1.61
Forfeited	(45)	1.42
Expired	(74)	4.22
Exercised	(99)	1.85
Balance of options outstanding at March 31, 2017	4,252	$1.77

Restricted Stock Units

The following table presents a summary of activity during the nine months ended March 31, 2017 with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2016	460	$1.10
Granted	85	1.81
Vested	(198)	1.10
Cancelled / forfeited	–	–
Balance of RSUs outstanding at March 31, 2017	347	$1.27

During the nine months ended March 31, 2017, a total of 187,500 RSUs vested pursuant to a RSU grant made in April 2016 to Jeffrey Benck, our chief executive officer. In connection with the vesting of these RSUs, we issued approximately 112,000 shares of our common stock to Mr. Benck, and withheld the remaining approximately 76,000 shares for purposes of employee payroll taxes.

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (the “ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions at the end of a specified purchase period. Each of our employees (including officers) is eligible to participate in the ESPP, subject to certain limitations as set forth in the ESPP.

The following table presents a summary of activity under our ESPP during the nine months ended March 31, 2017:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2016	736
Shares issued	(113)
Shares available for issuance at March 31, 2017	623

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In thousands)
Cost of revenue	$12	$14	$36	$52
Selling, general and administrative	169	131	480	484
Research and development	43	41	129	135
Total share-based compensation expense	$224	$186	$645	$671

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of March 31, 2017:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$1,395	3.0
RSUs	408	2.8
Stock purchase rights under ESPP	128	1.1

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Effective tax rate	12%	3%	26%	2%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2017 and June 30, 2016.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2017, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in the Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2017 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Summary

In the three months ended March 31, 2017 our net revenue increased by $1.6 million, or 15.7%, compared to the three months ended March 31, 2016. The increase in net revenue was primarily due to sales growth in both our IoT and IT Management product lines, which was partially offset by a decrease in sales in our Other product line. We had a net loss of $162,000 for the three months ended March 31, 2017 compared to a net loss of $456,000 for the three months ended March 31, 2016. Our net losses for the three months ended March 31, 2017 and 2016 included restructuring charges of $246,000 and $247,000, respectively. Our net loss for the three months ended March 31, 2017 was lower than for the three months ended March 31, 2016 primarily due to the increase in net revenue and a 33.9% increase in gross profit, which was partially offset by increased operating expenses of approximately 25.5%.

Net Revenue

The following tables present our fiscal quarter net revenue by product line and by geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
IoT	$8,644	75.0%	$7,573	76.0%	$1,071	14.1%
IT Management	2,569	22.3%	1,331	13.4%	1,238	93.0%
Other	311	2.7%	1,060	10.6%	(749)	(70.7%	)
	$11,524	100.0%	$9,964	100.0%	$1,560	15.7%

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,625	57.5%	$5,027	50.5%	$1,598	31.8%
EMEA	3,392	29.4%	3,190	32.0%	202	6.3%
Asia Pacific Japan	1,507	13.1%	1,747	17.5%	(240)	(13.7%	)
	$11,524	100.0%	$9,964	100.0%	$1,560	15.7%

IoT

Net revenue from our IoT product line for the three months ended March 31, 2017 increased compared to the three months ended March 31, 2016 due to growth in unit sales for a variety of our product families in different geographic regions including (i) XPort in both the Americas and EMEA regions, (ii) EDS and Premierwave XN in the Americas region and (iii) Premierwave 2050, a newer product, in the APJ region. The increase in XPort sales in the Americas region was largely due to production purchases by two customers. The overall increase was partially offset by decreases in unit sales of some of our legacy products, including the UDS and Micro product families.

IT Management

Net revenue from our IT Management product line for the three months ended March 31, 2017 increased compared to the three months ended March 31, 2016 primarily due to growth in unit sales for the SLC 8000 product family, largely in the Americas region, and to a lesser extent, the EMEA and APJ regions. The increase in SLC 8000 sales in the Americas region benefited from a couple of large customer deployments. We also experienced growth in unit sales of our SLB product family, primarily in the Americas and APJ regions.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, continued to decline in line with our expectations.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our fiscal quarter gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$6,398	55.5%	$4,778	48.0%	$1,620	33.9%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended March 31, 2017 improved compared to the three months ended March 31, 2016 primarily due to improved product mix as some of our higher margin products, such as the SLC 8000 and XPort contributed to a larger portion of our net revenue. We also benefited from moderate decreases in costs associated with overhead, scrap and warranty as compared to the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,160		$2,062		$1,098	53.2%
Restructuring and severance expenses	246		285		(39)	(13.7%	)
Professional fees and outside services	221		206		15	7.3%
Advertising and marketing	254		380		(126)	(33.2%	)
Facilities and insurance	234		251		(17)	(6.8%	)
Share-based compensation	169		131		38	29.0%
Depreciation	56		55		1	1.8%
Other	74		99		(25)	(25.3%	)
Selling, general and administrative	$4,414	38.3%	$3,469	34.8%	$945	27.2%

Selling, general and administrative expenses increased due to higher headcount-related expenses, primarily related to variable compensation. The overall increase was partially offset by lower spending on outside marketing programs and trade shows as we continue our efforts to reevaluate and focus our marketing activities.

In January 2017, we initiated a restructuring plan with respect to our European sales team. The restructuring activities were substantially completed by March 31, 2017, and the related restructuring and severance expenses consisted primarily of severance costs, facility lease termination costs and other associated costs.

For the three months ended March 31, 2016, the “Restructuring and severance expenses” line item in the table above includes (i) $223,000 in charges for severance costs, lease termination costs and other associated costs related to a strategic realignment plan initiated in February 2016 and (ii) $62,000 in other severance expenses.

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

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,669		$1,196		$473	39.5%
Restructuring and severance expenses	–		24		(24)	(100.0%	)
Facilities	193		178		15	8.4%
Outside services	52		213		(161)	(75.6%	)
Product certifications	96		31		65	209.7%
Share-based compensation	43		41		2	4.9%
Other	73		61		12	19.7%
Research and development	$2,126	18.4%	$1,744	17.5%	$382	21.9%

Research and development expenses increased primarily due to higher personnel-related expenses, driven primarily by (i) higher variable compensation, (ii) additional headcount attributable to the growth of our engineering team in India and (iii) higher product certification expenses. The overall increase in research and development expenses was partially offset by a decrease in outside services for engineering resources, as we have redirected a large portion of this spending toward funding the expansion of our team in India.

Results of Operations – Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016

Summary

In the nine months ended March 31, 2017 our net revenue increased by $3.6 million, or 12.0%, compared to the nine months ended March 31, 2016. The increase in net revenue was primarily due to sales growth in both our IoT and IT Management product lines, which was partially offset by a decrease in sales in our Other product line. We had a net loss of $225,000 for the nine months ended March 31, 2017 compared to a net loss of $1.7 million for the nine months ended March 31, 2016. The decrease in net loss was primarily due to an increase in net revenue and a 24.1% increase in gross profit. The overall decrease in our net loss was partially offset by a 12.0% increase in operating expenses.

Net Revenue

The following tables present our fiscal year-to-date net revenue by product line and by geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
IoT	$24,817	73.7%	$22,542	74.9%	$2,275	10.1%
IT Management	7,271	21.6%	3,997	13.3%	3,274	81.9%
Other	1,598	4.7%	3,538	11.8%	(1,940)	(54.8%	)
	$33,686	100.0%	$30,077	100.0%	$3,609	12.0%

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Americas	$19,244	57.1%	$15,339	51.0%	$3,905	25.5%
EMEA	9,615	28.5%	9,831	32.7%	(216)	(2.2%	)
Asia Pacific Japan	4,827	14.4%	4,907	16.3%	(80)	(1.6%	)
	$33,686	100.0%	$30,077	100.0%	$3,609	12.0%

IoT

Net revenue from our IoT product line for the nine months ended March 31, 2017 increased compared to the nine months ended March 31, 2016 due to growth in unit sales for a variety of our product families in different geographic regions, including (i) XPort and EDS, both largely in the Americas region, (ii) xDirect and Premierwave XN product families, largely in the Americas region and (iii) xPico in both the Americas and EMEA regions. The overall increase was partially offset by decreases in unit sales of some of our legacy products, including the UDS and Micro product families.

IT Management

Net revenue from our IT Management product line for the nine months ended March 31, 2017 increased compared to the nine months ended March 31, 2016 primarily due to growth in unit sales for the SLC 8000 product family, largely in the Americas region, and to a lesser extent, the EMEA and APJ regions. We also experienced modest year-over-year growth in unit sales of our SLB product family, primarily in the Americas region.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, continued to decline in line with our expectations.

Gross Profit

The following table presents our fiscal year-to-date gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$17,910	53.2%	$14,434	48.0%	$3,476	24.1%

Gross margin for the nine months ended March 31, 2017 improved compared to the nine months ended March 31, 2016 primarily due to improved product mix as some of our higher margin products, such as the SLC 8000 and XPort, contributed to a larger portion of our net revenue. We also benefited from lower overhead costs.

Selling, General and Administrative

The following table presents our fiscal year-to-date selling, general and administrative expense:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$8,758		$6,601		$2,157	32.7%
Restructuring and severance expenses	246		571		(325)	(56.9%	)
Professional fees and outside services	840		918		(78)	(8.5%	)
Advertising and marketing	585		1,187		(602)	(50.7%	)
Facilities and insurance	689		798		(109)	(13.7%	)
Share-based compensation	480		484		(4)	(0.8%	)
Depreciation	166		171		(5)	(2.9%	)
Other	365		278		87	31.3%
Selling, general and administrative	$12,129	36.0%	$11,008	36.6%	$1,121	10.2%

Selling, general and administrative expenses increased largely due to higher headcount-related expenses, primarily related to variable compensation. The overall increase was partially offset by (i) lower spending on outside marketing programs and trade shows as we continue our efforts to reevaluate and focus our marketing activities, (ii) lower restructuring and severance expenses and (iii) lower spending on certain facilities-related expenses.

In January 2017, we initiated a restructuring plan with respect to our European sales team. The restructuring activities were substantially completed by March 31, 2017, and the related restructuring and severance expenses consisted primarily of severance costs, facility lease termination costs and other associated costs.

For the nine months ended March 31, 2016, the “Restructuring and severance expenses” line item in the table above includes (i) $223,000 in charges for severance costs, lease termination costs and other associated costs related to a strategic realignment plan initiated in February 2016, (ii) a $286,000 charge related to severance for our former President and Chief Executive Office and (iii) $62,000 in other severance expenses.

Research and Development

The following table presents our fiscal year-to-date research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,520		$3,527		$993	28.2%
Restructuring and severance expenses	–		24		(24)	(100.0%	)
Facilities	597		538		59	11.0%
Outside services	281		546		(265)	(48.5%	)
Product certifications	226		218		8	3.7%
Share-based compensation	129		135		(6)	(4.4%	)
Other	191		143		48	33.6%
Research and development	$5,944	17.6%	$5,131	17.1%	$813	15.8%

Research and development expenses increased primarily due to higher personnel-related expenses, driven by (i) higher variable compensation and (ii) additional headcount and facility expenses attributable to the growth of our engineering team in India. The overall increase in research and development expenses was partially offset by a decrease in outside services for engineering resources, as we have redirected a large portion of this spending toward funding the expansion of our team in India.

Provision for Income Taxes

The following table presents our effective tax rate based upon our provision for income taxes:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Effective tax rate	12%	3%	26%	2%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe it is more likely than not that these assets will be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2017 and June 30, 2016.

Liquidity and Capital Resources

The following table presents details of our working capital and cash and cash equivalents:

	March 31,	June 30,
	2017	2016	Change
	(In thousands)
Working capital	$9,928	$9,061	$867
Cash and cash equivalents	$7,389	$5,962	$1,427

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

From time to time, we may seek additional capital from public or private offerings of our capital stock, borrowings under our existing or future credit lines or other sources in order to (i) develop or enhance our products, (ii) take advantage of strategic opportunities, (iii) respond to competition or (iv) continue to operate our business. We currently have an effective Form S-3 shelf registration statement on file with the SEC. If we issue equity securities to raise additional funds, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. If we issue debt securities to raise additional funds, we may incur debt service obligations, become subject to additional restrictions that limit or restrict our ability to operate our business, or be required to further encumber our assets. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all.

Bank Line of Credit

Refer to Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of our loan agreement.

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Net cash provided by (used in) operating activities	$1,464	$(451)	$1,915
Net cash used in investing activities	(144)	(478)	334
Net cash provided by (used in) financing activities	107	(4)	111

Operating Activities

Net cash provided by operating activities during the nine months ended March 31, 2017 increased as compared to cash used in operating activities during the nine months ended March 31, 2016 primarily due to a decrease in our net loss to $225,000 in the nine months ended March 31, 2017 as compared to our $1.7 million net loss in the nine months ended March 31, 2016.

Inventories increased approximately $1.1 million, or 16.4%, as compared to June 30, 2016 as we have increased stock in certain products. The impact of the increase in inventories on operating cash flows was largely offset by increases in (i) accrued payroll and related expenses, which are primarily associated with accruals for variable compensation and (ii) other current liabilities, which are primarily associated with deferred revenue for certain distributor customers. Cash provided by operating activities during the nine months ended March 31, 2017 also increased due to a decrease in accounts receivable of approximately 10.7% from June 30, 2016 to March 31, 2017, which was driven by differences in the timing of our sales and collections during the quarter ended March 31, 2017 as compared to the quarter ended June 30, 2016.

Investing Activities

Net cash used in investing activities was related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment, as well as acquisitions of hardware and equipment for our software lab in India.

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2017 resulted primarily from cash we received from the issuance of common stock to employees in connection with stock option exercises and purchases made under our Employee Stock Purchase Plan. This was partially offset by payments related to withholding taxes in connection with the vesting of restricted stock units and capital leases.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, including structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See the “Exhibit Index” immediately following the signature page of this Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: April 28, 2017	By:	/s/ JEFFREY BENCK
Jeffrey Benck
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2017	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

_________________

*	Furnished, not filed.

