Form 10-K
period 2017-06-30
LANTRONIX INC
filed 2017-08-24
CIK 1114925

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock as reported by the NASDAQ Capital Market on December 31, 2016, the last trading day of the registrant’s second fiscal quarter, was approximately $11,186,000. The determination of affiliate status for this purpose shall not be a conclusive determination for any other purpose.

As of August 1, 2017, there were 17,839,697 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement on Schedule 14A relating to the registrant's 2017 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

LANTRONIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2017

* Not required for a “smaller reporting company.”

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2017, or the Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. In particular, this Report contains forward-looking statements relating to, among other things:

•	predictions about our earnings, revenues, margins, expenses or other financial matters;

•	forecasts of our financial condition, results of operations, liquidity position, or working capital requirements;

•	our ability to comply with certain financial obligations in our loan agreement;

•	the impact of changes to our share-based awards and any related changes to our share-based compensation expenses;

•	the impact of potential future offerings and sales of our debt or equity securities;

•	the impact of changes in our relationship with our customers;

•	plans or expectations with respect to our product development activities, business strategies or restructuring and expansion activities;

•	demand and growth of the market for our products or for the products of our competitors;

•	the impact of pending litigation, including outcomes of such litigation;

•	the impact of our response to and implementation of recent accounting pronouncements on our consolidated financial statements and the related disclosures;

•	sufficiency of our internal controls and procedures;

•	the success of our plans to realign and reallocate our resources; and

•	assumptions or estimates underlying any of the foregoing.

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

Overview

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global provider of secure data access and management solutions for Internet of Things, or IoT, assets. Our mission is to be the leading supplier of IoT solutions that enable companies to dramatically simplify the creation, deployment, and management of IoT projects while providing secure access to data for applications and people.

With more than 25 years of experience in creating robust information technology, or IT, management and machine to machine, or M2M, technologies, Lantronix is an innovator in enabling our customers to build new business models and realize the possibilities of the IoT. Our connectivity solutions are deployed inside millions of machines serving a wide range of industries, including data center, medical, security, industrial, transportation, retail, financial, environmental and government.

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

We are addressing the IoT market opportunity and the transitions above with a combination of new hardware and software solutions that will combine our portfolio of robust and secure connectivity solutions with new advanced data access and management features for industrial IoT assets. We expect that these new offerings will help companies to simplify and speed their IoT deployments, reduce complexity and development costs associated with web-scale application development and assist them in creating value-added business models.

During the fiscal year ended June 30, 2017, we dedicated significant engineering resources to a new management software platform, MACH10™, which is intended to address the IoT market’s need for global device management and other unique IoT web-scale applications supporting industrial IoT assets. MACH10 is designed to enable our original equipment manufacturer, or OEM, customers to develop web-scale IoT applications for their own devices, and comes with a suite of microservices as well as ready to use applications developed by us. We released a beta version of the software product in May 2017.

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

Our IoT products may be embedded into new designs or attached to existing machines. Our IoT products include wired and wireless connections that enhance the value and utility of modern electronic systems and equipment by providing secure network connectivity, application hosting, protocol conversion, secure access for distributed IoT deployments and many other functions. Many of the products are offered with software tools intended to further accelerate our customer’s time-to-market and increase their value add.

Most of our IoT products are pre-certified in a number of countries thereby significantly reducing our OEM customers’ regulatory certification costs and speeding their time to market.

The following product families are included in our IoT product line: EDS, EDS-MD, PremierWave® EN, PremierWave® XC, PremierWave® XN, UDS, WiPort®, xDirect®, xPico®, xPico® Wi-Fi, xPress™ and XPort®.

IT Management

Today, organizations are managing an ever-increasing number of devices and data on enterprise networks where 24/7 reliability is mission critical. Out-of-band management is a technique that uses dedicated network channels to manage critical network devices to ensure management connectivity (including the ability to determine the status of any network component) independent of the status of other in-band network components. Remote out-of-band access allows organizations to effectively manage their enterprise IT resources and at the same time, optimize their IT support resources.

Our IT Management product line includes console management, power management, and keyboard video mouse products that provide remote access to IT and networking infrastructure deployed in test labs, data centers and server rooms.

The following product families are included in our IT Management product line: SLB™, SLC™ 8000, and Spider™. In addition, this product line includes vSLM™, a virtualized central management software solution that simplifies secure administration of our IT management products and the equipment attached to them through a standard web browser. vSLM is designed to operate with both our IT Management products and certain other manufacturers’ IT infrastructure equipment.

Other

We categorize products that are non-focus or end-of-life as Other. Our Other product line includes non-focus products such as the xPrintServer®. In addition, this product line includes end-of-life versions of our MatchPort®, SLC™, SLP™, xPress Pro, xSenso®, and WiBox product families.

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

Sales Cycle

Our embedded IoT solutions are typically used by OEMs, original design manufacturers, or ODMs, and contract manufacturers. OEMs design and sell products under their own brand that are either manufactured by the OEM in-house or by third-party contract manufacturers. ODMs design and manufacture products for third parties, which then sell those products under their own brand. The design cycles using our embedded solutions typically range from nine to 24 months and can generate revenue for the entire life-cycle of an end-user’s product.

Our IT Management product line and external IoT solutions are typically sold to end-users through value added resellers, or VARs, systems integrators, distributors, e-tailers and, to a lesser extent, OEMs. Sales are often project-based, which has resulted in, and may continue to result in significant quarterly fluctuations in our operating results.

Sales Channels

Distributors

A majority of our sales are made through distributors. Distributors resell our products to a wide variety of resellers and end customers including OEMs, ODMs, VARs, systems integrators, consumers, online retailers, IT resellers, corporate customers and government entities.

Resellers

Our products are sold by industry-specific system integrators and VARs, who often obtain our products from our distributors. Additionally, our products are sold by direct market resellers such as CDW, ProVantage, and Amazon.com.

Direct Sales

We sell many products directly to larger OEMs and end users. We also maintain an ecommerce site for direct sales at store.lantronix.com.

Sales and Marketing

We sell our products primarily through an internal sales force, which includes sales managers, inside sales personnel and field applications engineers in major regions throughout the world. This team manages our relationships with our sales partners and end users, identifies and develops new sales opportunities and increases penetration at existing accounts. We implement marketing programs, tools and services to generate sales leads and increase demand for our products.

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

Research and Development

Our research and development efforts are focused on the development of hardware and software technology to differentiate our products and enhance our competitive position in the markets we serve. Product research and development is primarily performed in-house and supplemented with outsourced resources.

The following table presents our research and development expenses:

	Years Ended June 30,
	2017	2016
	(In thousands)
Research and development expenses	$7,960	$6,910

Competition

Our industry is highly competitive and characterized by rapid technological advances and evolving industry standards. The market can be affected significantly by new product introductions and marketing activities of industry participants. We believe that we compete for customers based on product features, software capabilities, company reputation, brand recognition, technical support, relationships with partners, quality, reliability, product development capabilities, price and availability. A discussion of factors potentially affecting our ability to compete in the markets in which we operate is set forth in “Risk Factors” in Item 1A of this Report, which is incorporated herein by reference.

Intellectual Property Rights

We believe that a considerable portion of our value resides in our intellectual property. We have developed proprietary methodologies, tools, processes and software in connection with delivering our products and services. We protect our intellectual property through a combination of patents, copyrights, trademarks, trade secrets, licenses, non-disclosure agreements and contractual provisions. We enter into a non-disclosure and confidentiality agreement with each of our employees, consultants and third parties that have access to our proprietary technology. Pursuant to assignment of inventions agreements, all of our employees and consultants assign to us all intellectual property rights for the relevant inventions created in connection with such person’s employment or contract with us. We currently hold U.S. and international patents covering various aspects of our products, with additional patent applications pending.

U.S. and Foreign Government Regulation

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

Employees

As of July 31, 2017, we had 131 full time employees, none of whom is represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and believe we have good relationships with our employees.

Customer and Geographic Concentrations

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa, or EMEA; and Asia Pacific Japan. A discussion of sales to our significant customers and related parties, sales within geographic regions as a percentage of net revenue and sales to significant countries as a percentage of net revenue is set forth in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference. A discussion of factors potentially affecting our customer and geographic concentrations is set forth in “Risk Factors” in Item 1A of this Report, which is incorporated herein by reference.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and other reports and information that we file or furnish pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website at www.lantronix.com as soon as reasonably practicable after filing or furnishing such reports with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our audit committee charter; corporate governance and nominating committee charter; and compensation committee charter are also posted on our website at www.lantronix.com under “Investor Relations.” The contents of our website are not incorporated by reference into this Report. References to our website address in this Report are inactive textual references only.

References in this Report to “fiscal 2017” refer to the fiscal year ended June 30, 2017 and references to “fiscal 2016” refer to the fiscal year ended June 30, 2016.

Executive Officers of the Registrant

Executive officers serve at the discretion of the board of directors. There are no family relationships between any of our directors or executive officers. The following table presents the names, ages, and positions held by our executive officers:

Name	Age	Position

Jeffrey W. Benck	52	President and Chief Executive Officer
Jeremy R. Whitaker	46	Chief Financial Officer
Sanjeev K. Datla	43	Chief Technology Officer
Michael A. Fink	46	Vice President of Operations
Daryl R. Miller	56	Vice President of Engineering
Kevin M. Yoder	53	Vice President of Worldwide Sales
Kurt E. Scheuerman	49	Vice President, General Counsel and Secretary

JEFFREY W. BENCK has served as our President, Chief Executive Officer and as a member of our board of directors since December 2015. Mr. Benck served as president and chief executive officer of Emulex Corporation, a global supplier of advanced networking, monitoring and management solutions, from July 2013 until Emulex was acquired by Avago Technologies in May 2015. He joined Emulex in May 2008 as executive vice president and chief operating officer and was subsequently appointed to president and chief operating officer in August 2010. Prior to joining Emulex, Mr. Benck was president and chief operating officer of QLogic Corporation, a supplier of storage networking solutions. Prior to that, he spent 18 years at IBM Corporation where he held a variety of executive leadership roles, including serving as vice president of xSeries, BladeCenter and Retail Store Solutions development. Mr. Benck also serves as a director of Netlist, Inc., a provider of high performance memory subsystems. Mr. Benck holds a Bachelor of Science degree in mechanical engineering from Rochester Institute of Technology and a Master of Science degree in management of technology from University of Miami.

JEREMY R. WHITAKER has served as our Chief Financial Officer since September 2011. Mr. Whitaker returned to Lantronix after serving as vice president, corporate controller at Mindspeed from January 2011 to September 2011. Mr. Whitaker previously served as our Vice President of Finance and Accounting from September 2010 to January 2011, where he was responsible for managing all worldwide finance and accounting functions. Mr. Whitaker also served as our Senior Director of Finance and Accounting from February 2006 to September 2010 and our Director of Finance and Accounting from August 2005 to February 2006. Prior to August 2005, Mr. Whitaker held vice president and director level finance and accounting positions with two publicly-traded companies, and worked in the assurance practice for six years at Ernst & Young LLP. Mr. Whitaker earned a Bachelor of Arts in business administration with a concentration in accounting from the California State University at Fullerton and a Master of Science degree in accountancy from the University of Notre Dame’s Mendoza College of Business.

SANJEEV K. DATLA has served as our Chief Technology Officer since February 2016. Prior to joining Lantronix, Mr. Datla served as chief executive officer and founder of Moxtreme Corporation, a Silicon Valley-based startup technology company focused on the development of a cloud-based application-defined IoT and virtualized real-time messaging platform. From August 2010 to August 2013, he served as vice president of cloud initiatives for Emulex Corporation. Prior to that, he was part of the founding management team of ServerEngines, an enterprise networking company that was acquired by Emulex. Mr. Datla previously served in senior technology development roles at Broadcom Corporation, ServerWorks Corporation and NEC Electronics. Mr. Datla earned a Bachelor of Engineering degree from Osmania University and a Masters in Technology degree in electronics design and technology with distinction from the Indian Institute of Science.

MICHAEL A. FINK has served as our Vice President of Operations since February of 2012. From April 2010 to February 2012, Mr. Fink served as director of operations for networking and communication products for Inphi, an analog semiconductor company. From July 2008 to March 2010, Mr. Fink was executive director of product and test engineering at Sierra Monolithics, a supplier of analog and mixed-signal semiconductors. Mr. Fink also served as executive director of product and test engineering at Mindspeed from October 2005 to July 2008. Prior to that, he held management positions at Peregrine Semiconductor and Analog Devices. Mr. Fink earned a Bachelor of Science degree in electronic engineering from the California Polytechnic State University at San Luis Obispo.

DARYL R. MILLER joined Lantronix in January 2000 and has served as our Vice President of Engineering since March 2008. Mr. Miller served as our Interim Vice President of Engineering from October 2007 to March 2008. Prior to this, Mr. Miller served as Director and a Senior Director within our Engineering Department. Before joining Lantronix, Mr. Miller spent 14 years at Tektronix and held several positions within the Microprocessor Development and Computer Graphics/Networking divisions, and as worldwide director of service and support for Network Computing Devices (NCD). Mr. Miller holds a Bachelor of Science degree with honors in business information systems and Master of Business Administration from the University of California, Irvine, where he graduated Dean’s Scholar and Beta Gamma Sigma.

KEVIN M. YODER has served as our Vice President of Worldwide Sales since March 2016. Prior to joining Lantronix, Mr. Yoder served as vice president of sales for the Americas region at Avago Technologies (now Broadcom Limited), where he was responsible for driving more than $1.3 billion in annual revenues. Prior to joining Avago, Mr. Yoder was vice president of worldwide sales for XMOS, a start-up semiconductor company. Earlier, he held sales leadership positions at Analog Devices, Texas Instruments, and CoWare. Mr. Yoder earned a Bachelor of Science degree in electrical engineering from Notre Dame University.

KURT E. SCHEUERMAN has served as our Vice President and General Counsel since November 2012, and as Corporate Secretary since February 2013. Prior to joining Lantronix, Mr. Scheuerman served as vice president, general counsel and corporate secretary of DDi Corp., a publicly-held printed circuit board manufacturer, from October 2005 to July 2012. From 2000 to 2005, Mr. Scheuerman was an associate with the international law firm of Paul Hastings LLP, where his practice emphasized corporate finance, securities regulation and other transactional work. Prior to that, he practiced corporate and transactional law as an associate in two regional law firms and served a clerkship with the Oregon Supreme Court. He earned a Bachelor of Arts degree in rhetoric from the University of California, Berkeley, and received a Juris Doctorate from the University of Oregon, where he graduated Order of the Coif.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section, as well as other information contained in this Report and in our other filings with the SEC. This section should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in Item 8 of this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or prospects could be materially harmed. In that event, the market price for our common stock could decline and you could lose all or part of your investment. In addition, risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business.

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

The lengthy sales cycle for our products and services, along with delays in customer completion of projects, make the timing of our revenues difficult to predict.

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

This lack of visibility impacts our ability to forecast our requirements. If we overestimate our customers’ future requirements for products, we may have excess inventory, which would increase our costs and potentially require us to write-off inventory that becomes obsolete. Additionally, if we underestimate our customers’ future requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers, harm our reputation, and cause our revenues to decline. If any of these events occur, they could prevent us from achieving or sustaining profitability and the value of our common stock may decline.

We have a history of losses.

We incurred net losses of approximately $277,000 and $1,962,000 for fiscal 2017 and 2016, respectively. There can be no assurance that we will generate net profits in future periods. Further, there can be no assurance that we will be cash flow positive in future periods. In the event that we fail to achieve profitability in future periods, the value of our common stock may decline. In addition, if we are unable to achieve or maintain positive cash flows, we would be required to seek additional funding, which may not be available on favorable terms, if at all.

Delays in qualifying product revisions of existing products for certain of our customers could result in the delay or loss of sales to those customers, which could negatively impact our business and financial results.

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

In particular, some of our integrated circuits are only available from a single source and in some cases are no longer being manufactured. From time to time, integrated circuits, and potentially other components used in our products, will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have been subject to market shortages and substantial price fluctuations in the past. From time to time, we have been unable to meet customer orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components or technology for our products and instead purchase components on a purchase order basis. If we are unable to purchase components from these suppliers, our product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenue, risk losing customers and risk harm to our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations.

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

We use contract manufacturers based in Asia to manufacture substantially all of our products. Generally, we do not have long-term agreements with our contract manufacturers or suppliers. If any of these subcontractors or suppliers were to cease doing business with us, we might not be able to obtain alternative sources in a timely or cost-effective manner. Our reliance on third-party manufacturers exposes us to a number of significant risks, including:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;
•	lack of guaranteed production capacity or product supply;
•	reliance on these manufacturers to maintain competitive manufacturing technologies;
•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;
•	reduced protection for intellectual property rights in some countries;
•	differing labor regulations;
•	disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of these manufacturers;
•	compliance with a wide variety of complex regulatory requirements;
•	fluctuations in currency exchange rates;
•	changes in a country’s or region’s political or economic conditions;
•	effects of terrorist attacks abroad;
•	greater difficulty in staffing and managing foreign operations; and
•	increased financial accounting and reporting burdens and complexities.

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

Resale of products through distributors accounts for a substantial majority of our worldwide net revenue. In addition, sales through our top five distributors accounted for approximately 50% of our net revenue in fiscal 2017. A significant reduction of effort by one or more distributors to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

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

A substantial part of our revenues is generated through sales by channel partner distributors and resellers. To the extent our channel partners are unsuccessful in selling our products or if we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected. In addition, our channel partners may devote more resources to marketing, selling and supporting products and services that are competitive with ours, than to our products. They also may have incentives to promote our competitors' products over our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our distributors and resellers. In these cases, one or more of our important channel partners may stop selling our products completely or may significantly decrease the volume of products they sell on our behalf. Our channel partner sales structure also could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers, violates laws or our corporate policies. If we fail to effectively manage our existing or future sales channel partners effectively, our business and operating results could be materially and adversely affected.

Changes to the average selling prices of our products could affect our net revenue and gross margins and adversely affect results of operations.

In the past, we have experienced reductions in the average selling prices and gross margins of our products. We expect competition to continue to increase, and we anticipate this could result in additional downward pressure on our pricing. Our average selling prices for our products might also decline as a result of other reasons, including promotional programs introduced by us or our competitors and customers who negotiate price concessions. To the extent we are able to increase prices, we may experience a decline in sales volumes if customers decide to purchase competitive products. If any of these were to occur, our gross margins could decline and we might not be able to reduce the cost to manufacture our products to keep up with the decline in prices.

If we are unable to sell our inventory in a timely manner, it could become obsolete, which could require us to increase our reserves or write off obsolete inventory, which could harm our operating results.

At any time, competitive products may be introduced with more attractive features or at lower prices than ours. If this occurs, and for other reasons, we may not be able to accurately forecast demand for our products and our inventory levels may increase. There is a risk that we may be unable to sell our inventory in a timely manner to avoid it becoming obsolete. If we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our inventory reserves or write off obsolete inventory and our operating results could be substantially harmed.

Our failure to compete successfully in our highly competitive market could result in reduced prices and loss of market share.

The market in which we operate is intensely competitive, subject to rapid technological advances and highly sensitive to evolving industry standards. The market can also be affected significantly by new product and technology introductions and marketing and pricing activities of industry participants. Our products compete directly with products produced by a number of our competitors. Many of our competitors and potential competitors have greater financial and human resources for marketing and product development, more experience conducting research and development activities, greater experience obtaining regulatory approval for new products, larger distribution and customer networks, more established relationships with contract manufacturers and suppliers, and more established reputations and name recognition. For these and other reasons, we may not be able to compete successfully against our current or potential future competitors. In addition, the amount of competition we face in the marketplace may change and grow as the market for IoT and M2M networking solutions grows and new companies enter the marketplace. Present and future competitors may be able to identify new markets, adapt new technologies, develop and commercialize products more quickly and gain market acceptance of products with greater success. As a result of these competitive factors, we may fail to meet our business objectives and our business, financial condition and operating results could be materially and adversely affected.

Our products may contain undetected software or hardware errors or defects that could lead to an increase in our costs, reduce our net revenue or damage our reputation.

We currently offer warranties ranging from one to five years on each of our products. Our products could contain undetected software or hardware errors or defects. If there is a product failure, we might have to replace all affected products without being able to book revenue for replacement units, or we might have to refund the purchase price for the units. Regardless of the amount of testing we undertake, some errors might be discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of net revenue and claims against us. Significant product warranty claims against us could harm our business, reputation and financial results and cause the market price of our common stock to decline.

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

We believe that our future growth is dependent in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including geopolitical events, fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In many markets where we operate, business and cultural norms are different than those in the U.S., and practices that may violate laws and regulations applicable to us such as the Foreign Corrupt Practices Act, or FCPA, unfortunately are more commonplace. Although we have implemented policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees, contractors and agents, as well as channel partners involved in our international sales, may take actions in violation of our policies. Many of our vendors and strategic business allies also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if one or more of our business partners are not able to successfully manage these risks. There can be no assurance that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.

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

Certain states and countries have passed regulations relating to chemical substances in electronic products and requiring electronic products to use environmentally friendly components. For example, the European Union has the Waste Electrical and Electronic Equipment Directive, the Restrictions of Hazardous Substances Directive, and the Regulation on Registration, Evaluation, Authorization and Restriction of Chemicals. In the future, China and other countries including the U.S. are expected to adopt further environmental compliance programs. In order to comply with these regulations, we may need to redesign our products to use different components, which may be more expensive, if they are available at all. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which could have a material adverse effect on our revenues and profitability.

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

The terms of our amended credit facility restrict, among other things, our ability to incur additional indebtedness; pay dividends or make certain other restricted payments; consummate certain asset sales; enter into certain transactions with affiliates; merge or consolidate with other persons; or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Further, we are currently and may in the future be required to maintain specified financial ratios, including pursuant to a Minimum Tangible Net Worth covenant and satisfy certain financial conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to our amended credit agreement and the related loan and security agreement, we have pledged substantially all of our assets to our lender, Silicon Valley Bank.

Our quarterly operating results may fluctuate, which could cause the market price of our common stock to decline.

We have experienced, and expect to continue to experience, significant fluctuations in net revenue, expenses and operating results from quarter to quarter. We therefore believe that quarter to quarter comparisons of our operating results are not a good indication of our future performance, and you should not rely on them to predict our future operating or financial performance or the future performance of the market price of our common stock. A high percentage of our operating expenses are relatively fixed and are based on our forecast of future revenue. If we were to experience an unexpected reduction in net revenue in a quarter, we would likely be unable to adjust our short-term expenditures significantly. If this were to occur, our operating results for that fiscal quarter would be harmed. In addition, if our operating results in future fiscal quarters were to fall below the expectations of equity analysts and investors, the market price of our common stock would likely fall.

The market price of our common stock may be volatile based on a number of factors, many of which are not under our control.

The market price of our common stock has been highly volatile. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

•	adverse changes in domestic or global economic conditions;
•	new products or services offered by our competitors;
•	our completion of or failure to complete significant one-time sales of our products;
•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by securities analysts;
•	announcements of technological innovations;
• •	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments; conditions or trends in the industry;
•	additions or departures of key personnel;
•	increased competition from industry consolidation;
•	mergers and acquisitions; and
•	sales of common stock by our stockholders or us or repurchases of common stock by us.

In addition, the NASDAQ Capital Market often experiences price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of companies listed on the NASDAQ Capital Market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 27,000 square feet for our corporate headquarters in Irvine, California. Our corporate headquarters includes sales, marketing, research and development, operations and administrative functions. Our lease agreement for our corporate headquarters expires in November 2020. In addition, we lease sales offices in China and Hong Kong. We also lease space for our engineering and design center in Hyderabad, India.

We believe our existing facilities are adequate to meet our needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are involved in various legal and government proceedings incidental to our business. These proceedings are in various procedural stages. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceedings which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, the outcome of legal proceedings is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they could, individually or in the aggregate, have a materially adverse effect on our financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “LTRX.” The number of holders of record of our common stock as of August 1, 2017 was approximately 23. The following table presents, for the periods indicated, the high and low sales prices for our common stock:

	High	Low
Fiscal Year Ended June 30, 2017
First Quarter	$2.14	$1.00
Second Quarter	1.89	1.33
Third Quarter	4.00	1.46
Fourth Quarter	4.09	2.12

Fiscal Year Ended June 30, 2016
First Quarter	$1.70	$1.11
Second Quarter	1.43	1.08
Third Quarter	1.30	0.80
Fourth Quarter	1.49	0.83

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

We did not repurchase any shares of our common stock during fiscal 2017.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a “smaller reporting company.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes thereto included in Item 8 of this Report. This discussion and analysis contains forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Item 1A of this Report. Please also see “Cautionary Note Regarding Forward Looking Statements” at the beginning of this Report.

Overview

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global provider of secure data access and management solutions for Internet of Things, or IoT, assets. Our mission is to be the leading supplier of IoT solutions that enable companies to dramatically simplify the creation, deployment, and management of IoT projects while providing secure access to data for applications and people.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa, or EMEA; and Asia Pacific Japan.

Products and Solutions

We organize our products and solutions into three product lines: IoT, IT Management and Other. Refer to “Products and Solutions” included in Item 1 of this Report, which is incorporated herein by reference, for further discussion.

Recent Developments

In July 2017, we initiated a plan aimed at realigning personnel resources to better fit our current business needs. In connection with this plan, in the first quarter of our fiscal year ending June 30, 2018, we estimate incurring a charge ranging from approximately $450,000 to $525,000, primarily consisting of severance-related costs.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our evaluation of the collectability of customer accounts receivable is based on various factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due based on those particular circumstances. For all other customers, we estimate an allowance for doubtful accounts based on the length of time the receivables are past due, our bad debt collection experience and general industry conditions. If a major customer’s credit-worthiness deteriorates, or our customers’ actual defaults exceed our estimates, our financial results could be impacted.

Inventory Valuation

We value inventories at the lower of cost (on a first-in, first-out basis) or net realizable value, whereby we make estimates regarding the market value of our inventories, including an assessment of excess and obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future sales demand for our products within a specified time horizon, which is generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing. In addition, specific reserves are recorded to cover risks for end-of-life products, inventory located at our contract manufacturers, deferred inventory in our sales channel and warranty replacement stock. If actual product demand or market conditions are less favorable than our estimates, additional inventory write-downs could be required, which would increase our cost of revenue and reduce our gross margins.

Valuation of Deferred Income Taxes

We have recorded a valuation allowance to reduce our net deferred tax assets to zero, primarily due to historical net operating losses, or NOLs, and uncertainty of generating future taxable income. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that it is more likely than not that we will realize a deferred tax asset that currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit in our consolidated statements of operations at that time.

Goodwill Impairment Testing

We evaluate goodwill for impairment on an annual basis in our fiscal fourth quarter or more frequently if we believe indicators of impairment exist that would more likely than not reduce the fair value of our single reporting unit below its carrying amount. As part of our annual evaluation during fiscal 2017, we adopted recently issued accounting guidance that simplifies the accounting for goodwill impairment by removing the second step of the quantitative goodwill impairment test.

We begin our evaluation of goodwill for impairment by assessing qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Based on that qualitative assessment, if we conclude that it is more likely than not that the fair value of our single reporting unit is less than its carrying value, we conduct a quantitative goodwill impairment test, which involves comparing the estimated fair value of our single reporting unit with its carrying value, including goodwill. We estimate the fair value of our single reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, we recognize an impairment loss for the difference.

Significant management judgment is required in estimating the reporting unit’s fair value and in the creation of the forecasts of future operating results that are used in the discounted cash flow method of valuation, including (i) estimation of future cash flows, which is dependent on internal forecasts, (ii) estimation of the long-term rate of growth of our business, (iii) estimation of the period during which cash flows will be generated and (iv) the determination of our weighted average cost of capital, which is a factor in determining the discount rate. Our estimate of the reporting unit’s fair value would also generally include the consideration of a control premium, which is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e., market capitalization) to acquire a controlling interest. If our actual financial results are not consistent with our assumptions and judgments used in estimating the fair value of our reporting unit, we may be exposed to goodwill impairment losses.

During the fourth quarter of fiscal 2017, we made a qualitative assessment of whether goodwill impairment existed. Since our assessment of the qualitative factors did not result in a determination that it was more likely than not that the fair value of our single reporting unit is less than its carrying amount, we were not required to perform the quantitative goodwill impairment test. As of June 30, 2017, our book value was $20,688,000 while our market capitalization was $43,275,000. As a result, we concluded that no goodwill impairment existed as of June 30, 2017.

Share-Based Compensation

We record share-based compensation in our consolidated statements of operations as an expense, based on the estimated grant date fair value of our share-based awards, whereby such fair values are amortized to expense over the requisite service period. Our share-based awards are currently comprised of restricted stock units, stock options, and common stock purchase rights granted under our employee stock purchase plan.

The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant.

The fair value of our stock options and common stock purchase rights is generally estimated on the grant date using the Black-Scholes-Merton, or BSM, option-pricing formula. While utilizing the BSM model meets established requirements, the estimated fair values generated by the model may not be indicative of the actual fair values of our share-based awards as the model does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based awards utilizing the BSM model is affected by our stock price and various assumptions, including the expected term, expected volatility, risk-free interest rate and expected dividend yields. The expected term of our stock options is generally estimated using the simplified method, as permitted by guidance issued by the Securities and Exchange Commission, or SEC. We use the simplified method because we believe we are unable to rely on our limited historical exercise data or alternative information as a reasonable basis upon which to estimate the expected term of such options. The expected volatility is based on the historical volatility of our stock price. The risk-free interest rate assumption is based on the U.S. Treasury interest rates appropriate for the expected term of our stock options and common stock purchase rights.

If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. If these events were to occur, it could increase or decrease our share-based compensation expense, which would impact our operating expenses and gross margins.

Results of Operations - Fiscal Years Ended June 30, 2017 and 2016

Summary

References to “fiscal 2017” refer to the fiscal year ended June 30, 2017 and references to “fiscal 2016” refer to the fiscal year ended June 30, 2016.

For fiscal 2017, our net revenue increased by approximately $4,138,000, or 10.2%, as compared to fiscal 2016. Our net loss for fiscal 2017 decreased to $277,000, as compared to $1,962,000 for fiscal 2016, which was driven primarily by the increase in net revenue and a $4,202,000, or 21.7%, increase in gross profit, partially offset by a $2,457,000, or 11.5%, increase in operating expenses.

Net Revenue

The following tables present our net revenue by product lines and by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
IoT	$33,514	74.9%	$30,568	75.3%	$2,946	9.6%
IT Management	9,292	20.8%	5,279	13.0%	4,013	76.0%
Other	1,924	4.3%	4,745	11.7%	(2,821)	(59.5%	)
	$44,730	100.0%	$40,592	100.0%	$4,138	10.2%

	Years Ended June 30,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Americas	$24,835	55.5%	$20,643	50.8%	$4,192	20.3%
EMEA	13,258	29.6%	13,135	32.4%	123	0.9%
Asia Pacific Japan	6,637	14.9%	6,814	16.8%	(177)	(2.6%	)
	$44,730	100.0%	$40,592	100.0%	$4,138	10.2%

IoT

Net revenue from our IoT product line increased in fiscal 2017 as we experienced growth in unit sales for a variety of our product families, including (i) XPort across all three geographic regions, largely in the Americas region, (ii) xDirect and PremierWave XN product families, largely in the Americas region and (iii) xPico, largely in the EMEA region. To a lesser extent, our net revenue growth was positively impacted by increased pricing on some of our embedded Ethernet product families. The overall increase in our net revenue in fiscal 2017 was partially offset by decreases in unit sales of some of our legacy products, such as the UDS and Micro product families.

IT Management

Fiscal 2017 net revenue from our IT Management product line increased compared to fiscal 2016 due primarily to growth in unit sales of our SLC 8000 product family across all three regions, particularly in the Americas region. We also saw growth in unit sales of our SLB and Spider product families.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, continued to decline in line with our expectations.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists of the cost of raw material components, subcontract labor assembly by contract manufacturers, manufacturing overhead, inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$23,580	52.7%	$19,378	47.7%	$4,202	21.7%

Gross profit as a percentage of net revenue (referred to as “gross margin”) for fiscal 2017 improved compared to fiscal 2016 primarily due to improved product mix as some of our higher margin products, such as the SLC 8000 and XPort, contributed to a larger portion of our net revenue. We also benefited from price increases on some of our embedded Ethernet products and lower overhead costs in fiscal 2017.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, advertising and marketing expenses and professional legal and accounting fees.

The following table presents selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$11,523		$8,976		$2,547	28.4%
Restructuring and severance expenses	246		571		(325)	(56.9%	)
Professional fees and outside services	1,070		1,185		(115)	(9.7%	)
Advertising and marketing	702		1,407		(705)	(50.1%	)
Facilities and insurance	915		1,025		(110)	(10.7%	)
Share-based compensation	683		632		51	8.1%
Depreciation	214		227		(13)	(5.7%	)
Other	450		373		77	20.6%
Selling, general and administrative	$15,803	35.3%	$14,396	35.5%	$1,407	9.8%

Selling, general and administrative expenses for fiscal 2017 increased primarily due to higher personnel-related expenses, a large portion of which related to variable compensation. The overall increase was partially offset by (i) lower spending on outside marketing programs and trade shows as we continued our efforts during fiscal 2017 to reevaluate and focus our marketing activities and (ii) lower restructuring and severance expenses, as further discussed directly below.

For fiscal 2017, we initiated personnel changes to our European sales team. The related expenses totaled $246,000 and consisted primarily of severance costs, and to a lesser extent, a facility lease termination costs.

For fiscal 2016, the “Restructuring and severance expenses” line item in the table above includes (i) $223,000 in charges for severance costs, lease termination costs and other associated costs related to a strategic realignment plan initiated in February 2016, (ii) a $286,000 charge related to severance for our former President and Chief Executive Officer and (iii) $62,000 in other severance expenses.

Research and Development

Research and development expenses consisted of personnel-related expenses and share-based compensation, as well as expenditures to third-party vendors for research and development activities, and product certification costs.

The following table presents our research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$6,134		$4,788		$1,346	28.1%
Restructuring and severance expenses	–		24		(24)	(100.0%)
Facilities	809		734		75	10.2%
Outside services	317		763		(446)	(58.5%	)
Product certifications	287		237		50	21.1%
Share-based compensation	181		175		6	3.4%
Depreciation	36		55		(19)	(34.5%	)
Other	196		134		62	46.3%
Research and development	$7,960	17.8%	$6,910	17.0%	$1,050	15.2%

Research and development spending in fiscal 2017 increased compared to the prior fiscal year, driven primarily by higher personnel-related expenses resulting from (i) higher variable compensation and (ii) additional headcount and facility expenses attributable to the growth of our engineering team in India. We also experienced slightly higher costs in fiscal 2017 for product certifications, particularly related to the development of certain WiFi products. The overall increase in research and development expenses in fiscal 2017 was partially offset by a decrease in costs associated with outside services for engineering resources, as we have redirected a large portion of this spending toward funding the expansion of our team in India.

Other Income (Expense), Net

Other income (expense), net, is comprised primarily of foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

Provision for Income Taxes

The following table presents our provision for income taxes:

	Years Ended June 30,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Provision for income taxes	$68	0.2%	$63	0.2%	$5	7.9%

The following table presents our effective tax rate based upon our provision for income taxes:

	Years Ended June 30,
	2017		2016
Effective tax rate	(32.5%	)	(3.3%	)

We utilize the liability method of accounting for income taxes. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe these assets are more likely than not to be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we provided a full valuation allowance against our net deferred tax assets for fiscal 2017 and 2016.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of our NOL carryforwards and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods. Due to the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities. The following table presents our NOLs:

June 30, 2017
(In thousands)
Federal	$88,464
State	$10,937

Our NOL carryovers for federal income tax purposes will begin to expire in the fiscal year ending June 30, 2021. Our NOL carryovers for state income tax purposes began to expire in the fiscal year ended June 30, 2013. At June 30, 2017, our fiscal years ended June 30, 2014 through 2017 remain open to examination by the federal taxing jurisdiction and our fiscal years ended June 30, 2013 through 2017 remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in the fiscal year ended June 30, 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	June 30,
	2017	2016	Change
	(In thousands)
Working capital	$10,391	$9,061	$1,330
Cash and cash equivalents	$8,073	$5,962	$2,111

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under our Loan and Security Agreement, or, as amended, the Loan Agreement, and cash generated from operations. We believe that these sources will be sufficient to fund our current requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

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

Our future working capital requirements will depend on many factors, including the timing and amount of our net revenue; our product mix and the resulting gross margins; research and development expenses; selling, general and administrative expenses; and expenses associated with any strategic partnerships, acquisitions or infrastructure investments.

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

As of June 30, 2017, approximately $253,000 of our cash was held in foreign subsidiary bank accounts. This cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the relevant foreign subsidiary’s board of directors.

Bank Line of Credit

We are party to a Loan Agreement with Silicon Valley Bank, or SVB, which provides a $4,000,000 revolving line of credit, based on qualified accounts receivable. The Loan Agreement has a maturity date of September 30, 2018.

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.25%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.25%. At June 30, 2017, we met the quick ratio requirement.

The Loan Agreement also includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth, or Minimum TNW, currently required to be approximately $6,021,000. The Minimum TNW is subject to adjustment upward to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth, or Actual TNW, is calculated as total stockholders’ equity, less goodwill.

The following table sets forth the Minimum TNW compared to our Actual TNW:

June 30, 2017
(In thousands)
Minimum TNW	$6,021
Actual TNW	$11,200

The following table presents certain information with respect to the Loan Agreement:

	June 30,
	2017	2016
	(In thousands)
Outstanding borrowings on the line of credit	$–	$–
Available borrowing capacity on the line of credit	$2,812	$2,620
Outstanding letters of credit	$51	$51

Our outstanding letters of credit at June 30, 2017 and 2016 were used as security deposits.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,		Increase
	2017	2016	(Decrease)
	(In thousands)
Net cash provided by operating activities	$2,072	$213	$1,859
Net cash used in investing activities	(236)	(570)	(334)
Net cash provided by financing activities	275	1,330	(1,055)

Operating Activities

Net cash provided by operating activities in fiscal 2017 increased as compared to the prior year primarily due to a decrease in our net loss to $277,000 in fiscal 2017 as compared to a net loss of approximately $1,962,000 in fiscal 2016.

Accrued payroll and related expenses increased approximately $1,267,000, or 69.7%, as compared to June 30, 2016, which resulted primarily from higher accruals for variable compensation recorded at June 30, 2017. The impact of this increase on operating cash flows was partially offset by increases in inventories and accounts receivable. Inventories increased by approximately 5.7% in fiscal 2017 as we have increased stock in certain products, while accounts receivable increased by approximately 8.5% in fiscal 2017 due primarily to higher net revenue in the fourth quarter of fiscal 2017 as compared to the fourth quarter of fiscal 2016.

Investing Activities

Net cash used in investing activities in fiscal 2017 was related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment, along with hardware and equipment for our software lab in India. Net cash used in investing activities in fiscal 2016 related primarily to the acquisition of a software license for product development and purchases of tooling and test equipment.

Financing Activities

During fiscal 2017, net cash provided by financing activities resulted primarily from cash we received from the issuance of common stock to employees for stock option exercises and purchases made under our employee stock purchase plan. This was partially offset by payments we made related to withholding taxes for the vesting of restricted stock units and capital leases. During fiscal 2016, net cash provided by financing activities was primarily related to approximately $1,975,000 in net proceeds we received from the sale of 1,942,000 shares of our common stock in June 2016, partially offset by the net repayment of $700,000 in borrowings on our line of credit in fiscal 2016.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, including structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2017 based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 30, 2017.

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

(c) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Inherent Limitation on Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Portions of our definitive Proxy Statement on Schedule 14A relating to our 2017 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report, as indicated below.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth in Item 1 in the section entitled “Executive Officers of the Registrant” in Item 1 of this Report, which is incorporated herein by reference.

The other information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2017 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2017 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2017 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2017 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2017 annual meeting of stockholders.

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

LANTRONIX, INC.

	By:	/s/ JEFFREY BENCK
Jeffrey Benck
President,Chief Executive Officer and Director
Date: August 24, 2017		(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Jeffrey Benck and Jeremy Whitaker, and each or either of them, acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY BENCK	President, Chief Executive Officer and Director	August 24, 2017
Jeffrey Benck	(Principal Executive Officer)

/s/ JEREMY WHITAKER	Chief Financial Officer	August 24, 2017
Jeremy Whitaker	(Principal Financial and Accounting Officer)

/s/ BERNHARD BRUSCHA	Chairman of the Board	August 24, 2017
Bernhard Bruscha

/s/ BRUCE EDWARDS	Director	August 24, 2017
Bruce Edwards

/s/ PAUL FOLINO	Director	August 24, 2017
Paul Folino

/s/ MARTIN HALE	Director	August 24, 2017
Martin Hale

/s/ HOSHI PRINTER	Director	August 24, 2017
Hoshi Printer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lantronix, Inc.

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lantronix, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar Milner LLP

Newport Beach, California

August 24, 2017

LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30,	June 30,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$8,073	$5,962
Accounts receivable (net of allowance for doubtful accounts of $55 and $37 at June 30, 2017 and 2016, respectively)	3,432	3,164
Inventories, net	6,959	6,584
Contract manufacturers' receivable	476	369
Prepaid expenses and other current assets	440	580
Total current assets	19,380	16,659

Property and equipment, net	1,218	1,569
Goodwill	9,488	9,488
Other assets	46	63
Total assets	$30,132	$27,779

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$2,717	$2,721
Accrued payroll and related expenses	3,084	1,817
Warranty reserve	125	138
Other current liabilities	3,063	2,922
Total current liabilities	8,989	7,598
Long-term capital lease obligations	59	116
Other non-current liabilities	396	347
Total liabilities	9,444	8,061

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,808,696 and 17,253,799 shares issued and outstanding at June 30, 2017 and 2016, respectively	2	2
Additional paid-in capital	210,550	209,297
Accumulated deficit	(190,235)	(189,952)
Accumulated other comprehensive income	371	371
Total stockholders' equity	20,688	19,718
Total liabilities and stockholders' equity	$30,132	$27,779

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2017	2016
Net revenue (1)	$44,730	$40,592
Cost of revenue	21,150	21,214
Gross profit	23,580	19,378
Operating expenses:
Selling, general and administrative	15,803	14,396
Research and development	7,960	6,910
Total operating expenses	23,763	21,306
Loss from operations	(183)	(1,928)
Interest expense, net	(23)	(32)
Other income (expense), net	(3)	61
Loss before income taxes	(209)	(1,899)
Provision for income taxes	68	63
Net loss and comprehensive loss	$(277)	$(1,962)

Net loss per share (basic and diluted)	$(0.02)	$(0.13)

Weighted average shares (basic and diluted)	17,451	15,260

Net revenue from related parties	$–	$113

(1) Includes net revenue from related parties

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2015	15,090	$2	$206,326	$(187,990)	$371	$18,709
Shares issued pursuant to stock awards, net	222	–	174	–	–	174
Shares issued pursuant to equity offering	1,942	–	1,975	–	–	1,975
Tax withholding paid on behalf of employees for restricted shares	–	–	(48)	–	–	(48)
Share-based compensation	–	–	870	–	–	870
Net loss	–	–	–	(1,962)	–	(1,962)
Balance at June 30, 2016	17,254	2	209,297	(189,952)	371	$19,718
Cumulative effect of accounting change	–	–	6	(6)	–	–
Shares issued pursuant to stock awards, net	555	–	529	–	–	529
Tax withholding paid on behalf of employees for restricted shares	–	–	(194)	–	–	(194)
Share-based compensation	–	–	912	–	–	912
Net loss	–	–	–	(277)	–	(277)
Balance at June 30, 2017	17,809	$2	$210,550	$(190,235)	$371	$20,688

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2017	2016
Operating activities
Net loss	$(277)	$(1,962)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	912	870
Depreciation and amortization	594	759
Provision for excess and obsolete inventories	299	293
Loss on disposal of property and equipment	–	7
Changes in operating assets and liabilities:
Accounts receivable	(268)	(506)
Inventories	(674)	2,626
Contract manufacturers' receivable	(107)	–
Prepaid expenses and other current assets	140	(180)
Other assets	13	16
Accounts payable	(7)	(965)
Accrued payroll and related expenses	1,267	132
Warranty reserve	(13)	(25)
Other liabilities	193	(905)
Cash received related to tenant lease incentives	–	53
Net cash provided by operating activities	2,072	213

Investing activities
Purchases of property and equipment	(236)	(570)
Net cash used in investing activities	(236)	(570)

Financing activities
Tax withholding paid on behalf of employees for restricted shares	(194)	(48)
Proceeds from borrowings on line of credit	–	2,100
Payment of borrowings on line of credit	–	(2,800)
Net proceeds from issuances of common stock	529	2,149
Payment of capital lease obligations	(60)	(71)
Net cash provided by financing activities	275	1,330
Increase in cash and cash equivalents	2,111	973
Cash and cash equivalents at beginning of year	5,962	4,989
Cash and cash equivalents at end of year	$8,073	$5,962

Supplemental disclosure of cash flow information
Interest paid	$23	$32
Income taxes paid	$73	$32

See accompanying notes.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

1.           Summary of Significant Accounting Policies

The Company

Lantronix, Inc. (referred to in these notes to consolidated financial statements as “Lantronix”, “we,” “our,” or “us”), is a global provider of secure data access and management solutions for Internet of Things (“IoT”) assets. Our mission is to be the leading supplier of IoT solutions that enable companies to dramatically simplify the creation, deployment, and management of IoT projects while providing secure access to data for applications and people.

We were incorporated in California in 1989 and re-incorporated in Delaware in 2000.

Basis of Presentation

The consolidated financial statements include the accounts of Lantronix and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. At June 30, 2017, approximately $2,480,000 of our tangible assets were located outside of the United States (“U.S.”), a large portion of which was comprised of inventory held at (i) our third-party logistics provider in Hong Kong and (ii) our contract manufacturers in China.

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

For each of the fiscal years ended June 30, 2017 and 2016, approximately 99% of our net revenue came from sales of hardware products. The remaining 1% of our net revenues in each of these years was primarily attributable to professional engineering services and extended warranty services. We sell extended warranty services which extend the warranty period for an additional one to three years, depending upon the product. Warranty net revenue is deferred and recognized ratably over the warranty service period.

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

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, contract manufacturers’ receivable, accounts payable, accrued liabilities and long-term debt. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree to which the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. We do not have any assets or liabilities that were measured at fair value on a recurring basis, and during the fiscal years ended June 30, 2017 and 2016 we did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

We believe all of our financial instruments’ recorded values, other than long-term debt, approximate their current fair values because of the nature and short duration of these instruments. The fair value of long-term debt approximates its carrying value because the related effective rates of interest approximate current market rates available to us for debt with similar terms and similar remaining maturities.

Foreign Currency Remeasurement

The functional currency for all our foreign subsidiaries is currently the U.S. dollar. Non-monetary and monetary foreign currency assets and liabilities are valued in U.S. dollars at historical and end-of-period exchange rates, respectively. Exchange gains and losses from foreign currency transactions and remeasurements are recognized in the consolidated statements of operations. Translation adjustments for foreign subsidiaries whose functional currencies were previously their respective local currencies are suspended in accumulated other comprehensive income.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2017 and 2016. We did not have any other comprehensive income or losses during the fiscal years ended June 30, 2017 or 2016.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments, with original maturities of 90 days or less.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. We provide reserves for excess and obsolete inventories determined primarily based upon estimates of future demand for our products. Shipping and handling costs are classified as a component of cost of revenue in the consolidated statements of operations.

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

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets acquired. We evaluate goodwill for impairment on an annual basis in our fiscal fourth quarter or more frequently if we believe indicators of impairment exist that would more likely than not reduce the fair value of our single reporting unit below its carrying amount. We begin by assessing qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Based on that qualitative assessment, if we conclude that it is more likely than not that the fair value of our single reporting unit is less than its carrying value, we conduct a quantitative goodwill impairment test, which involves comparing the estimated fair value of our single reporting unit with its carrying value, including goodwill. We estimate the fair value of our single reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, we recognize an impairment loss for the difference.

During the fourth quarter of the fiscal year ended June 30, 2017, we made a qualitative assessment of whether goodwill impairment existed and did not determine that it was more likely that not that the fair value of our single reporting unit was less than its carrying amount.

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

Financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that meets the more-likely-than-not threshold of being realized upon ultimate settlement with a taxing authority. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Share-Based Compensation

We account for share-based compensation by expensing the estimated grant date fair value of our shared-based awards over the requisite service period. We record amortization of share-based compensation expense ratably over the requisite service period of the grant. We recognize the impact of forfeitures on our share-based compensation expense as such forfeitures occur.

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

Research and Development Costs

Costs incurred in the research and development of new products and enhancements to existing products are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, we believe our current process for developing products is essentially completed concurrently with the establishment of technological feasibility and thus, software development costs have been expensed as incurred.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its estimated fair value. Companies continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. We adopted this guidance beginning with our annual goodwill impairment test for the fiscal year ended June 30, 2017. Such adoption did not have a material effect on our financial statements.

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

In February 2016, FASB issued an accounting standard that revises lease accounting guidance. Most prominent among the changes in the standard is the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases under the existing guidance. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. The standard will be effective for Lantronix in the fiscal year beginning July 1, 2019. Early adoption is permitted. While we are continuing to assess the potential impacts of this standard, we currently expect the most significant impact on our financial statements will be the recognition of ROU assets and lease liabilities for operating leases.

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

The standard permits two methods of adoption: (i) retrospectively to each prior reporting period presented (the full retrospective method), or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (the cumulative catch-up transition method). We expect to adopt the standard in the fiscal year beginning July 1, 2018 using the full retrospective method to restate each prior reporting period presented.

We currently anticipate the standard will have a material impact on our financial statements and disclosures. We continue to make progress in assessing all potential impacts of the standard, including any impacts of recently issued amendments. We currently believe the most significant impact of the standard relates to our accounting for sales made to distributors under agreements which contain a limited right to return unsold products and price adjustment provisions. Under the existing revenue guidance, we have historically concluded that the price to these distributors is not fixed and determinable at the time we deliver products to them. Accordingly, revenue from sales to these distributors has not historically been recognized until the distributor resells the product. By contrast, under the new standard, we expect to recognize revenue, including estimates for applicable variable consideration, predominantly at the time of shipment to these distributors. We have not yet determined the quantitative impact that the standard will have on our financial statements and related disclosures.

2.           Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,
	2017	2016
	(In thousands)
Finished goods	$4,191	$3,822
Raw materials	1,694	1,653
Finished goods held by distributors	1,074	1,109
Inventories, net	$6,959	$6,584

Property and Equipment

The following table presents details of property and equipment:

	June 30,
	2017	2016
	(In thousands)
Computer, software and office equipment	$3,462	$3,298
Furniture and fixtures	465	468
Production, development and warehouse equipment	4,002	3,724
Construction-in-progress*	304	509
Property and equipment, gross	8,233	7,999
Less accumulated depreciation	(7,015)	(6,430)
Property and equipment, net	$1,218	$1,569

 ____________

* Includes $275,000 and $470,000 of capitalized software costs at June 30, 2017 and 2016, respectively.

The following table presents details of property and equipment recorded in connection with capital lease obligations:

	June 30,
	2017	2016
	(In thousands)
Property and equipment	$250	$266
Less accumulated depreciation	(122)	(71)
Total	$128	$195

The amortization of property and equipment recorded in connection with capital lease obligations is included within depreciation expense recorded in the applicable functional line items on our consolidated statements of operations.

Warranty Reserve

The following table presents details of our warranty reserve:

	Years Ended June 30,
	2017	2016
	(In thousands)
Beginning balance	$138	$163
Charged to cost of revenues	65	91
Usage	(78)	(116)
Ending balance	$125	$138

Other Liabilities

The following table presents details of our other liabilities:

	June 30,
	2017	2016
	(In thousands)
Current
Customer deposits and refunds	$1,119	$663
Accrued raw materials purchases	484	582
Deferred revenue	196	427
Capital lease obligations	61	64
Taxes payable	275	275
Accrued operating expenses	928	911
Total other current liabilities	$3,063	$2,922

Non-current
Deferred rent	$200	$225
Deferred revenue	196	122
Total other non-current liabilities	$396	$347

Advertising Expenses

The following table presents details of our advertising expenses:

	Years Ended June 30,
	2017	2016
	(In thousands)
Advertising expenses	$31	$173

Computation of Net Loss per Share

The following table presents the computation of net loss per share:

	Years Ended June 30,
	2017	2016
	(In thousands, except per share data)
Numerator:
Net loss	$(277)	$(1,962)

Denominator:
Weighted-average shares outstanding (basic and diluted)	17,451	15,260

Net loss per share (basic and diluted)	$(0.02)	$(0.13)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2017	2016
	(In thousands)
Common stock equivalents	1,503	3,450

Severance and Related Charges

Fiscal Year Ended June 30, 2017

In January 2017, we initiated personnel changes to our European sales team. The expenses totaled $246,000 and consisted primarily of severance costs, and to a lesser extent, a facility lease termination cost.

The following table presents details of the liability we recorded related to this plan:

Year Ended
June 30,
2017
(In thousands)
Beginning balance	$–
Charges	246
Payments	(209)
Ending balance	$37

Substantially all of the remaining liability balance at June 30, 2017 relates to facility lease payments, and is included in accrued payroll and related expenses in the accompanying consolidated balance sheet at June 30, 2017.

Fiscal Year Ended June 30, 2016

In February 2016, we initiated a strategic realignment plan to enable us to reallocate resources intended to optimize our sales and product development efforts. The activities were substantially completed by June 30, 2016, and consisted of severance, lease termination and other associated costs. These activities resulted in total charges of approximately $247,000, and are included in the applicable functional line items within our consolidated statement of operations for the fiscal year ended June 30, 2016.

Separation Agreement with Former President and Chief Executive Officer

In December 2015, we entered into a separation and release agreement (the “Separation Agreement”) with Kurt F. Busch, our former President and Chief Executive Officer. The Separation Agreement provided for (i) release of all claims by Mr. Busch in favor of Lantronix; (ii) a cash payment to Mr. Busch of $271,000, which was paid in January 2016; and (iii) the acceleration of vesting of 50,000 restricted stock units (“RSUs”), for which we recorded a net $52,000 share-based compensation charge. Both the $271,000 cash payment and the share-based compensation charge are included in selling, general and administrative expense in our consolidated statement of operations for the fiscal year ended June 30, 2016.

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2017	2016
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$3	$43
Non-cash acquisition of property and equipment under capital leases	$–	$37
Non-cash acquisition of property and equipment through non-monetary exchange	$–	$10
Non-cash tenant improvements paid by landlord	$–	$190

3.           Bank Line of Credit

We are party to a Loan and Security Agreement (as amended, the “Loan Agreement”) with Silicon Valley Bank (“SVB”), which provides a $4,000,000 revolving line of credit, based on qualified accounts receivable. The Loan Agreement has a maturity date of September 30, 2018.

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.25%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.25%. At June 30, 2017, we met the 1.0 to 1.0 or greater quick ratio requirement.

The Loan Agreement also includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth (“Minimum TNW”), currently required to be approximately $6,021,000. The Minimum TNW is subject to adjustment upward to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total stockholders’ equity, less goodwill.

The following table presents the Minimum TNW compared to our Actual TNW:

June 30, 2017
(In thousands)
Minimum TNW	$6,021
Actual TNW	$11,200

The following table presents certain information with respect to the Loan Agreement with SVB:

	June 30,
	2017	2016
	(In thousands)
Outstanding borrowings on the line of credit	$–	$–
Available borrowing capacity on the line of credit	$2,812	$2,620
Outstanding letters of credit	$51	$51

Our outstanding letters of credit at June 30, 2017 and 2016 were used as security deposits.

4.           Stockholders’ Equity

Stock Incentive Plans

We have stock incentive plans in effect under which non-qualified and incentive stock options to purchase shares of Lantronix common stock (“stock options”) have been granted to employees, non-employees and board members. In addition, we have previously granted restricted common stock awards (“non-vested shares”) to employees and board members under these plans. Our current stock incentive program is governed by our Amended and Restated 2010 Stock Incentive Plan (the “2010 SIP”). Shares reserved for issuance under this plan include rollover shares, which are any shares subject to equity compensation awards granted under our previous stock plan that expire or otherwise terminate without having been exercised in full or that are forfeited or repurchased by Lantronix by virtue of their failure to vest. A maximum of 2,100,000 of such shares are eligible for rollover. The 2010 SIP authorizes awards of stock options (both incentive and non-qualified), stock appreciation rights, non-vested shares, RSUs and performance shares. New shares are issued to satisfy stock option exercises and share issuances. As of June 30, 2017, approximately 1,888,000 shares remain available for issuance under the 2010 SIP.

The Compensation Committee of our board of directors determines eligibility, vesting schedules and exercise prices for options and shares granted under the plans. Stock option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant. Stock option awards generally have a contractual term of seven to ten years. Share-based awards generally vest and become exercisable over a one to four year service period. As of June 30, 2017, no stock appreciation rights, non-vested shares, or performance shares were outstanding. No income tax benefit was realized from activity in the share-based plans during the fiscal years ended June 30, 2017 and 2016.

Stock Option Awards

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. Expected volatilities are based on the historical volatility of our stock price. The expected term of options granted is estimated using the simplified method, as permitted by guidance issued by the Securities and Exchange Commission. We use the simplified method because we believe we are unable to rely on our limited historical exercise data or alternative information as a reasonable basis upon which to estimate the expected term of such options. The risk-free interest rate assumption is based on the U.S. Treasury interest rates appropriate for the expected term of our stock options.

The following weighted-average assumptions were used to estimate the fair value of all of our stock option grants:

	Years Ended June 30,
	2017	2016
Expected term (in years)	4.77	4.99
Expected volatility	65%	67%
Risk-free interest rate	1.43%	1.48%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity for all of our stock options:

		Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Balance of options outstanding at June 30, 2016	3,606	$1.85
Options granted	923	1.71
Options forfeited	(71)	1.59
Options expired	(128)	3.18
Options exercised	(146)	1.76
Balance of options outstanding at June 30, 2017	4,184	$1.78	4.2	$3,333
Options exercisable at June 30, 2017	2,294	$2.05	3.0	$1,368

The following table presents a summary of grant-date fair value and intrinsic value information for all of our stock options:

	Years Ended June 30,
	2017	2016
	(In thousands,
	except per share data)
Weighted-average grant-date fair value per share	$0.93	$0.64
Intrinsic value of options exercised	$120	$–

Restricted Stock Units

The fair value of our RSUs is based on the closing market price of our common stock on the date of grant.

The following table presents a summary of activity with respect to our RSUs during the fiscal year ended June 30, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2016	460	$1.10
Granted	85	1.81
Vested	(245)	1.11
Balance of RSUs outstanding at June 30, 2017	300	$1.29

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

The ESPP is implemented by consecutive, overlapping offering periods lasting 24 months (an “Offering Period”), with a new Offering Period commencing on the first trading day on or after May 16 and November 16 of each year. Common stock may be purchased under the ESPP every six months (a “Purchase Period”), at a price not less than 85% of the lesser of the fair market value of our common stock on the (i) the first trading day of each Offering Period or (ii) the last trading day of each Purchase Period. To the extent the fair market value of our common stock on the enrollment date of a new Offering Period is lower than the fair market value of our common stock on the enrollment date of the immediately preceding Offering Period, then all participants in the immediately preceding Offering Period will be automatically withdrawn from such Offering Period immediately after the exercise of their options on the exercise date immediately preceding the new Offering Period and automatically re-enrolled in the new Offering Period as of the first day thereof. Generally, a participant in the ESPP may withdraw from an Offering Period at any time without affecting his or her eligibility to participate in future Offering Periods and may increase or decrease the rate of his or her payroll deductions during an Offering Period.

The per share fair value of stock purchase rights granted under the ESPP was estimated using the following weighted-average assumptions:

	Years Ended June 30,
	2017	2016
Expected term (in years)	1.25	1.25
Expected volatility	74%	62%
Risk-free interest rate	1.01%	0.62%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity under our ESPP during the fiscal year ended June 30, 2017:

Year Ended
June 30, 2017
(In thousands, except per share data)
Shares available for issuance at June 30, 2016	736
Shares issued	(260)
Shares available for issuance at June 30, 2017	476
Weighted average purchase price per share	$1.05
Intrinsic value of ESPP shares on purchase date	$259

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our consolidated statements of operations:

	Years Ended June 30,
	2017	2016
	(In thousands)
Cost of revenues	$48	$63
Selling, general and administrative	683	632
Research and development	181	175
Total share-based compensation expense	$912	$870

The following table summarizes the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of June 30, 2017:

	Remaining Unrecognized Compensation Expense	Remaining Weighted- Average Years to Recognize
	(In thousands)
Stock options	$1,324	2.8
Restricted stock units	347	1.7
Stock purchase rights under ESPP	219	1.2

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

Private Placement Sale of Common Stock

In June 2016, we issued 1,941,748 shares of our common stock to Hale Capital Partners, LP for an aggregate purchase price of $2,000,000. After legal fees, we received net proceeds of $1,975,000 from the sale of these shares.

5.            401(k) Plan

We have a savings plan (the “Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 100% of their base pay, subject to limitations. In October 2014, we reinstated a limited matching contribution. We made approximately $136,000 and $112,000 in matching contributions to participants in the Plan during the fiscal years ended June 30, 2017 and 2016, respectively.

In addition, we may make discretionary profit sharing contributions, subject to limitations. During the fiscal years ended June 30, 2017 and 2016, we made no such contributions to the Plan.

6.            Litigation

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

7.            Income Taxes

The income tax provision consists of the following components:

	Years Ended June 30,
	2017	2016
	(In thousands)
Current:
Federal	$–	$–
State	6	2
Foreign	62	61
	68	63
Deferred:
Federal	–	–
State	–	–
	–	–
Provision for income taxes	$68	$63

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2017	2016
	(In thousands)
United States	$(465)	$(2,021)
Foreign	256	122
Loss before income taxes	$(209)	$(1,899)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2017	2016
Deferred tax assets:	(In thousands)
Tax losses and credits	$31,024	$31,005
Reserves not currently deductible	3,114	2,763
Deferred compensation	482	398
Inventory capitalization	754	1,126
Marketing rights	85	175
Depreciation	252	430
Other	218	216
Gross deferred tax assets	35,929	36,113
Valuation allowance	(35,449)	(35,850)
Deferred tax assets, net	480	263
Deferred tax liabilities:
State taxes	(480)	(263)
Deferred tax liabilities	(480)	(263)
Net deferred tax assets (liabilities)	$–	$–

We have recorded a valuation allowance against our net deferred tax assets. The valuation allowance was established due to uncertainties surrounding the realization of the deferred tax assets.

The following table presents a reconciliation of the income tax provision to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2017	2016
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(71)	$(646)
Increase (decrease) resulting from:
State taxes, net of federal benefit	4	(38)
Change in tax rate	86	15
Stock options	(14)	250
Permanent differences	25	10
Change in valuation allowance	(236)	(133)
Deferred compensation	44	185
Section 956 inclusion	102	–
Foreign tax rate variances	(25)	19
Other	153	401
Provision for income taxes	$68	$63

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of our net operating loss (“NOL”) carryforwards and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods. Because of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities. The following table summarizes our NOLs:

June 30,
2017
(In thousands)
Federal	$88,464
State	$10,937

Our NOL carryovers for federal income tax purposes will begin to expire in the fiscal year ending June 30, 2021. Our NOL carryovers for state income tax purposes began to expire in the fiscal year ended June 30, 2013. Deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries because such undistributed earnings are expected to be reinvested indefinitely.

The following table summarizes our liability for uncertain tax positions for the fiscal year ended June 30, 2017 (in thousands):

Balance as of June 30, 2016	$6,600
Change in balances related to uncertain tax positions	–
Balance as of June 30, 2017	$6,600

At June 30, 2017, we had $6,600,000 of gross unrecognized tax benefits. Of the total unrecognized benefits at June 30, 2017, $6,600,000 was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in our valuation allowance of $6,600,000. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the fiscal years ended June 30, 2017 and 2016 we recorded an immaterial expense for interest and penalties related to income tax matters in the provision for income taxes. At June 30, 2017, we had approximately $184,000 of accrued interest and penalties related to uncertain tax positions.

At June 30, 2017, our fiscal years ended June 30, 2014 through 2017 remain open to examination by the federal taxing jurisdiction and our fiscal years ended June 30, 2013 through 2017 remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in fiscal year ended June 30, 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred. Our fiscal years ended June 30, 2010 through 2017 remain open to examination by foreign taxing authorities. We do not anticipate that the amount of unrecognized tax benefits as of June 30, 2017 will significantly increase or decrease within the next 12 months.

8.           Commitments and Contingencies

Leases

We lease office equipment and office and warehouse facilities under non-cancelable capital and operating leases.

We currently lease approximately 27,000 square feet of office space for our corporate headquarters in Irvine, California. The lease for this facility commenced in July 2015, and is for a term of 65 months. The lease agreement provided for a tenant improvement allowance from the landlord of up to $243,000 for tenant improvements and other qualified expenses for which the landlord paid for approximately $190,000 in tenant improvements, and reimbursed Lantronix for the remaining $53,000.

The following schedule represents minimum lease payments for all non-cancelable operating and capital leases as of June 30, 2017:

	Capital	Operating
Years Ending June 30,	Leases	Leases	Total
	(In thousands)
2018	$65	$670	$735
2019	57	592	649
2020	5	550	555
2021	–	256	256
Total	127	$2,068	$2,195
Amounts representing interest	(7)
Present value of net minimum lease payments	120
Less: capital lease obligations, short-term portion
(included in other current liabilities)	61
Capital lease obligations, long-term portion	$59

The following table presents rent expense:

	Years Ended June 30,
	2017	2016
	(In thousands)
Rent expense	$717	$738

9.           Significant Geographic, Customer and Supplier Information

The following table presents our sales within geographic regions as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended June 30,
	2017	2016
Americas	55%	51%
Europe, Middle East, and Africa	30%	32%
Asia Pacific Japan	15%	17%
Total	100%	100%

The following table presents sales to significant countries as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended June 30,
	2017	2016
U.S. and Canada	55%	50%
Germany	15%	17%
United Kingdom	8%	9%
Japan	7%	8%

Customers

The following table presents sales to our significant customers as a percentage of net revenue:

	Years Ended June 30,
	2017	2016

Top five customers (1)(2)	50%	50%
Ingram Micro	17%	20%
Arrow	11%	11%
Tech Data	10%	*

* Less than 10%

(1) Includes Ingram Micro, Arrrow and Tech Data for year ended June 30, 2017. Includes Ingram Micro and Arrow for year ended June 30, 2016.

(2) All top five customers are distributors, who are part of our product distribution system

No other customer represented more than 10% of our annual net revenue during these fiscal years.

Related Party Transactions

We had no net revenue from related parties for the fiscal year ended June 30, 2017. Net revenue from related parties represented less than 1% of our total net revenues for the fiscal year ended June 30, 2016.

Suppliers

We do not own or operate a manufacturing facility. All our products are manufactured by third-party contract manufacturers and foundries located primarily in Asia. We have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. If these suppliers are unable to provide a timely and reliable supply of components, we could experience manufacturing delays that could adversely affect our consolidated results of operations.

10.           Subsequent Event

In July 2017, we initiated a plan aimed at realigning personnel resources to better fit our current business needs. In connection with this plan, we estimate incurring a charge ranging from approximately $450,000 to $525,000, primarily consisting of severance-related costs.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8–K	3.2	11/15/2012

10.1*	Lantronix, Inc. Amended and Restated 2000 Stock Plan		10–K	10.35	09/28/2009

10.2*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2000 Stock Plan		10–K	10.4.1	9/11/2007

10.3*	Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.2	11/08/2010

10.4*	Form of Stock Option Agreement under the Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.3	11/08/2010

10.5*	Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.2	05/09/2013

10.6*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.3	05/09/2013

10.7*	Form of Restricted Stock Award Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.4	05/09/2013

10.8*	Lantronix, Inc. 2013 Employee Stock Purchase Plan		S–8	4.1	05/09/2013

10.9*	Letter Agreement dated September 8, 2011 between Lantronix, Inc. and Jeremy Whitaker		8–K	10.1	09/26/2011

10.10*	Amendment to Offer Letter between Lantronix, Inc. and Jeremy Whitaker, dated as of November 13, 2012		8-K	99.2	11/15/2012

10.11*	Form of Indemnification Agreement entered into between Lantronix, Inc. with its directors and certain of its executive officers		8-K	10.2	06/20/2016

10.12	Loan and Security Agreement dated May 31, 2006 between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.2	02/14/2012

10.13	Amendment dated August 14, 2008 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		10–K	10.27	09/19/2008

10.14	Amendment dated September 2010, to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.1	11/08/2010

10.15	Amendment dated August 18, 2011 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		8–K	10.1	08/24/2011

10.16	Amendment dated January 19, 2012 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.1	02/14/2012
10.17	Amendment dated October 16, 2012 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		8–K	99.1	10/22/2012
10.18	Amendment dated September 30, 2014 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		8–K	99.1	10/02/2014
10.19	Assumption and Amendment to the Loan and Security Agreement dated September 22, 2016 between Lantronix, Inc. and Silicon Valley Bank		8-K	10.1	09/26/2016
10.20	Lease dated January 9, 2015 between Lantronix, Inc. and The Irvine Company, LLC		8–K	99.1	01/20/2015

10.21*	Summary of Lantronix, Inc. Annual Bonus Program		8-K	99.1	09/08/2015

10.22	Lantronix, Inc. Stock Ownership Guidelines for Non-Employee Directors, as revised		8-K	99.2	09/08/2015

10.23*	Lantronix, Inc. Non-Employee Director Compensation Policy, as revised		8-K	99.3	09/08/2015

10.24*	Offer Letter dated December 5, 2015 between Lantronix, Inc. and Jeffrey W. Benck		8–K	99.1	12/07/2015

10.25*	Form of Restricted Stock Unit Award Agreement by and between Lantronix, Inc. and Jeffrey Benck		S–8	4.4	04/28/2016

10.26*	Form of Inducement Stock Option Agreement by and between Lantronix, Inc. and Kevin Yoder		S–8	4.5	04/28/2016

10.27*	Form of Inducement Stock Option Agreement by and between Lantronix, Inc. and Sanjeev Datla		S–8	4.6	04/28/2016

10.28*	Offer Letter dated January 22, 2016 between Lantronix, Inc. and Kevin Yoder		10-K	10.30	08/24/2016

10.29*	Letter Agreement dated August 31, 2016 between Lantronix, Inc. and Jeremy Whitaker		8-K	10.1	09/02/2016

21.1	Subsidiaries of Lantronix, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm, Squar Milner LLP	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*	Indicates management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.