Form 10-Q
period 2017-09-30
LANTRONIX INC
filed 2017-10-27
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 20, 2017, there were 17,973,595 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2017, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. In particular, this Report contains forward-looking statements relating to, among other things:

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

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” included in Part II, Item 1A of this Report, in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission, or the SEC, on August 24, 2017, or the Form 10-K, as well as in our other public filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$8,223	$8,073
Accounts receivable, net	2,687	3,432
Inventories, net	7,258	6,959
Contract manufacturers' receivable	344	476
Prepaid expenses and other current assets	320	440
Total current assets	18,832	19,380
Property and equipment, net	1,152	1,218
Goodwill	9,488	9,488
Other assets	46	46
Total assets	$29,518	$30,132

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,500	$2,717
Accrued payroll and related expenses	1,815	3,084
Warranty reserve	129	125
Other current liabilities	3,223	3,063
Total current liabilities	8,667	8,989
Long-term capital lease obligations	44	59
Other non-current liabilities	385	396
Total liabilities	9,096	9,444

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock	2	2
Additional paid-in capital	210,925	210,550
Accumulated deficit	(190,876)	(190,235)
Accumulated other comprehensive income	371	371
Total stockholders' equity	20,422	20,688
Total liabilities and stockholders' equity	$29,518	$30,132

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2017	2016
Net revenue	$10,606	$10,940
Cost of revenue	5,012	5,240
Gross profit	5,594	5,700
Operating expenses:
Selling, general and administrative	3,986	3,842
Research and development	2,221	1,945
Total operating expenses	6,207	5,787
Loss from operations	(613)	(87)
Interest expense, net	(4)	(7)
Other income (expense), net	1	(3)
Loss before income taxes	(616)	(97)
Provision for income taxes	25	7
Net loss	$(641)	$(104)

Net loss per share (basic and diluted)	$(0.04)	$(0.01)

Weighted-average common shares (basic and diluted)	17,867	17,254

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(641)	$(104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	272	201
Depreciation and amortization	117	151
Provision for excess and obsolete inventories	246	13
Changes in operating assets and liabilities:
Accounts receivable	745	(25)
Inventories	(545)	(819)
Contract manufacturers' receivable	132	83
Prepaid expenses and other current assets	120	101
Other assets	(1)	13
Accounts payable	783	104
Accrued payroll and related expenses	(1,269)	64
Warranty reserve	4	14
Other liabilities	148	427
Net cash provided by operating activities	111	223

Investing activities
Purchases of property and equipment	(50)	(72)
Net cash used in investing activities	(50)	(72)

Financing activities
Tax withholding paid on behalf of employees for restricted shares	(48)	–
Net proceeds from issuances of common stock	151	–
Payment of capital lease obligations	(14)	(16)
Net cash provided by (used in) financing activities	89	(16)
Increase in cash and cash equivalents	150	135
Cash and cash equivalents at beginning of period	8,073	5,962
Cash and cash equivalents at end of period	$8,223	$6,097

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

1.	Summary of Significant Accounting Policies

The Company

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2017, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which was filed with the SEC on August 24, 2017. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at September 30, 2017, the consolidated results of our operations for the three months ended September 30, 2017 and our consolidated cash flows for the three months ended September 30, 2017. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Recent Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that revises lease accounting guidance. Most prominent among the changes in the standard is the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases under the existing guidance. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. The standard will be effective for Lantronix in the fiscal year beginning July 1, 2019. Early adoption is permitted. While we are continuing to assess the potential impacts of this standard, we currently expect the most significant impact on our financial statements will be the recognition of ROU assets and lease liabilities for our operating leases.

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

During the current fiscal year, we also expect to make progress to retrospectively adjust quarterly financial information for our fiscal year ending June 30, 2018. We have not yet determined the quantitative impact on any such quarterly financial information.

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	September 30,	June 30,
	2017	2017
	(In thousands)
Finished goods	$4,300	$4,191
Raw materials	1,899	1,694
Finished goods held by distributors	1,059	1,074
Inventories, net	$7,258	$6,959

Other Liabilities

The following table presents details of our other liabilities:

	September 30,	June 30,
	2017	2017
	(In thousands)
Current
Customer deposits and refunds	$1,068	$1,119
Accrued raw materials purchases	578	484
Deferred revenue	200	196
Capital lease obligations	62	61
Taxes payable	273	275
Accrued operating expenses	1,042	928
Total other current liabilities	$3,223	$3,063

Non-current
Deferred rent	$188	$200
Deferred revenue	197	196
Total other non-current liabilities	$385	$396

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended
	September 30,
	2017	2016
	(In thousands, except per share data)
Numerator:
Net loss	$(641)	$(104)
Denominator:
Weighted-average common shares outstanding (basic and diluted)	17,867	17,254

Net loss per share (basic and diluted)	$(0.04)	$(0.01)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended
	September 30,
	2017	2016
	(In thousands)
Common stock equivalents	1,700	3,012

Severance and Related Charges

During the three months ended September 30, 2017, we realigned certain resources throughout our organization, primarily to optimize our operations and engineering efforts. These activities were substantially completed by September 30, 2017. These activities resulted in total charges of approximately $527,000, which consisted primarily of severance costs, and to a lesser extent, termination costs related to our facility lease in Hong Kong, and are included in the applicable functional line items within the accompanying unaudited condensed consolidated statement of operations for the three months ended September 30, 2017.

The following table presents details of the liability we recorded related to these activities:

Three Months Ended
September 30,
2017
(In thousands)
Beginning balance	$–
Charges	527
Payments	(241)
Ending balance	$286

The remaining liability balance is included in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheet at September 30, 2017.

3.	Warranty Reserve

The standard warranty periods we provide for our products typically range from one to five years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and for any known or anticipated product warranty issues.

The following table presents details of our warranty reserve:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2017	2017
	(In thousands)
Beginning balance	$125	$138
Charged to cost of revenue	31	65
Usage	(27)	(78)
Ending balance	$129	$125

4.	Bank Line of Credit

We are party to a Loan and Security Agreement (as amended, the “Loan Agreement”) with Silicon Valley Bank (“SVB”), which provides a $4,000,000 revolving line of credit, based on qualified accounts receivable. The Loan Agreement has a maturity date of September 30, 2018.

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.25%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB and our net accounts receivable to extinguish or retire our current liabilities. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.25%. At September 30, 2017, we met the 1.0 to 1.0 or greater quick ratio requirement.

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

The following table presents the Minimum TNW compared to our Actual TNW:

September 30,
2017
(In thousands)
Minimum TNW	$6,021
Actual TNW	$10,934

The following table presents certain information with respect to the Loan Agreement with SVB:

	September 30,	June 30,
	2017	2017
	(In thousands)
Outstanding borrowings on the line of credit	$–	$–
Available borrowing capacity	$2,480	$2,812
Outstanding letters of credit	$51	$51

Our outstanding letters of credit are used as security deposits.

5.	Stockholders’ Equity

Stock Incentive Plans

Our stock incentive plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of September 30, 2017, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Options

The following table presents a summary of activity during the three months ended September 30, 2017 with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2017	4,184	$1.78
Granted	783	2.16
Forfeited	(91)	1.49
Expired	(20)	4.37
Exercised	(85)	1.78
Balance of options outstanding at September 30, 2017	4,771	$1.84

Restricted Stock Units

The following table presents a summary of activity during the three months ended September 30, 2017 with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2017	300	$1.29
Granted	10	2.15
Vested	(48)	1.16
Balance of RSUs outstanding at September 30, 2017	262	$1.35

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (the “ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions at the end of a specified purchase period. Each of our employees (including officers) is eligible to participate in the ESPP, subject to certain limitations as set forth in the ESPP.

The following table presents a summary of activity under our ESPP during the three months ended September 30, 2017:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2017	476
Shares issued	–
Shares available for issuance at September 30, 2017	476

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended
	September 30,
	2017	2016
	(In thousands)
Cost of revenue	$13	$11
Selling, general and administrative	212	149
Research and development	47	41
Total share-based compensation expense	$272	$201

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of September 30, 2017:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$2,071	3.1
RSUs	307	1.4
Stock purchase rights under ESPP	148	1.2
	$2,526

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

	Three Months Ended
	September 30,
	2017	2016
Effective tax rate	4%	7%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of September 30, 2017 and June 30, 2017.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2017, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in the Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2017 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Summary

In the three months ended September 30, 2017 our net revenue decreased by $334,000, or 3.1%, compared to the three months ended September 30, 2016. The decreases in net revenue in our IT Management and Other product lines were partially offset by 7.7% growth in our IoT product line. We had a net loss of $641,000 for the three months ended September 30, 2017 compared to a net loss of $104,000 for the three months ended September 30, 2016. Our net loss for the three months ended September 30, 2017 included severance and related charges of $527,000.

Net Revenue

The following tables present our fiscal quarter net revenue by product line and by geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
IoT	$8,477	79.9%	$7,869	71.9%	$608	7.7%
IT Management	1,789	16.9%	2,437	22.3%	(648)	(26.6%	)
Other	340	3.2%	634	5.8%	(294)	(46.4%	)
	$10,606	100.0%	$10,940	100.0%	$(334)	(3.1%	)

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Americas	$5,697	53.7%	$6,166	56.4%	$(469)	(7.6%	)
EMEA	3,164	29.8%	3,101	28.3%	63	2.0%
Asia Pacific Japan	1,745	16.5%	1,673	15.3%	72	4.3%
	$10,606	100.0%	$10,940	100.0%	$(334)	(3.1%	)

IoT

Net revenue from our IoT product line for the three months ended September 30, 2017 increased compared to the three months ended September 30, 2016 due to growth in unit sales for a variety of our product families in different geographic regions including (i) XPort in all three of our regions, (ii) Micro in EMEA and APJ and (iii) xPico Wi-Fi, mostly in the EMEA region. The overall increase was partially offset by decreases in unit sales of Premierwave XN and some of our other legacy products, including the UDS and xPress product families.

IT Management

Net revenue from our IT Management product line for the three months ended September 30, 2017 decreased compared to the three months ended September 30, 2016 primarily due to a decrease in unit sales of our SLC 8000 product family, largely in the Americas region, and to a lesser extent, the EMEA and APJ regions. The decline in the SLC 8000 revenue is primarily due to a fewer number of large customer shipments during the three months ended September 30, 2017 as some of the anticipated orders pushed out of the current quarter.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, declined year-over-year primarily due to a decline in net revenue from our xPrintServer, as we experienced a large customer deployment in the prior year period.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, establishing or relieving inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our fiscal quarter gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$5,594	52.7%	$5,700	52.1%	$(106)	(1.9%	)

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended September 30, 2017 was generally consistent with the three months ended September 30, 2016. Our gross margin for the three months ended September 30, 2017 benefited from our product sales mix as some of our higher margin products, such as XPort, contributed to a larger portion of our revenue. This was largely offset by higher overhead costs and certain reserves we recorded for excess and obsolete inventories during the current quarter. The three months ended September 30, 2017 includes $58,000 of severance and related charges.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,736		$2,754		$(18)	(0.7%	)
Severance and related charges	155		–		155	100.0%
Professional fees and outside services	318		339		(21)	(6.2%	)
Advertising and marketing	178		163		15	9.2%
Facilities and insurance	265		233		32	13.7%
Share-based compensation	212		149		63	42.3%
Depreciation	45		54		(9)	(16.7%	)
Other	77		150		(73)	(48.7%	)
Selling, general and administrative	$3,986	37.6%	$3,842	35.1%	$144	3.7%

Selling, general and administrative expenses increased primarily due to (i) the severance and related charges discussed directly below, and (ii) higher share-based compensation expenses, partially attributable to increased participation in our employee stock purchase plan.

During the three months ended September 30, 2017, we realigned certain resources throughout our organization, primarily to optimize our operations and engineering efforts. These activities were substantially completed by September 30, 2017. These activities resulted in total charges of approximately $527,000, which consisted primarily of severance costs, and to a lesser extent, termination costs related to our facility lease in Hong Kong. Of the total charges, approximately $155,000 was classified within selling, general and administrative expenses for the three months ended September 30, 2017.

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

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,449		$1,406		$43	3.1%
Severance and related charges	314		–		314	100.0%
Facilities	202		198		4	2.0%
Outside services	65		153		(88)	(57.5%	)
Product certifications	108		88		20	22.7%
Share-based compensation	47		41		6	14.6%
Other	36		59		(23)	(39.0%	)
Research and development	$2,221	20.9%	$1,945	17.8%	$276	14.2%

Research and development expenses increased primarily due to the severance and related charges discussed further directly below.

During the three months ended September 30, 2017, we realigned certain resources throughout our organization, primarily to optimize our operations and engineering efforts. These activities were substantially completed by September 30, 2017. These activities resulted in total charges of approximately $527,000, which consisted primarily of severance costs, and to a lesser extent, termination costs related to our facility lease in Hong Kong. Of the total charges, approximately $314,000 was classified within research and development expenses for the three months ended September 30, 2017.

Provision for Income Taxes

The following table presents our effective tax rate based upon our provision for income taxes:

	Three Months Ended
	September 30,
	2017	2016
Effective tax rate	4%	7%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe it is more likely than not that these assets will be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of September 30, 2017 and June 30, 2017.

Liquidity and Capital Resources

The following table presents details of our working capital and cash and cash equivalents:

	September 30,	June 30,
	2017	2017	Change
	(In thousands)
Working capital	$10,165	$10,391	$(226)
Cash and cash equivalents	$8,223	$8,073	$150

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30
	2017	2016	Change
	(In thousands)
Net cash provided by operating activities	$111	$223	$(112)
Net cash used in investing activities	(50)	(72)	22
Net cash provided by (used in) financing activities	89	(16)	105

Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2017 decreased slightly as compared to the prior year period in part due to an increase in our net loss to $641,000 in the three months ended September 30, 2017 as compared to our net loss of $104,000 in the three months ended September 30, 2016. Operating cash flows were also impacted by certain changes in operating assets and liabilities as further described directly below.

Accounts receivable decreased approximately $745,000, or 21.7%, as compared to June 30, 2017 primarily due to the timing and magnitude of our sales in the three months ended September 30, 2017 compared to the three months ended June 30, 2017. Accounts payable increased approximately $783,000, or 28.8%, as compared to June 30, 2017 primarily due to the timing of our payments to vendors, along with a 4.3% increase in inventories at September 30, 2017 compared to June 30, 2017. The impact of these changes in our accounts receivable and accounts payable balances on operating cash flows was largely offset by a decrease in accrued payroll and related expenses of approximately $1,269,000, or 41.1%, as compared to June 30, 2017 resulting from payments of accrued variable compensation made during the three months ended September 30, 2017.

Investing Activities

Net cash used in investing activities was related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment.

Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2017 resulted primarily from cash we received from the issuance of common stock to employees for stock option exercises. This was partially offset by payments related to (i) withholding taxes in connection with the vesting of restricted stock units and (ii) capital leases. Net cash used in financing activities during the three months ended September 30, 2016 related to payments for capital leases.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, including structured finance or special purpose entities, that have been established to facilitate off-balance sheet arrangements or for other purposes.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LANTRONIX, INC.

Date: October 27, 2017	By:	/s/ JEFFREY BENCK
Jeffrey Benck
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2017	By:	/s/ JEREMY WHITAKER
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

