Form 10-Q
period 2017-12-31
LANTRONIX INC
filed 2018-01-26
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of January 19, 2018, there were 18,176,928 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended December 31, 2017, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. In particular, this Report contains forward-looking statements relating to, among other things:

•	predictions about our earnings, revenues, margins, expenses or other financial matters;
•	forecasts of our financial condition, results of operations, liquidity position, or working capital requirements;
•	our ability to comply with certain financial obligations in our loan agreement;
•	the impact of changes to our share-based awards and any related changes to our share-based compensation expenses;
•	the impact of future offerings and sales of our debt or equity securities;
•	the impact of changes in our relationship with our customers;
•	plans or expectations with respect to our product development activities, business strategies or restructuring and expansion activities;
•	demand and growth of the market for our products or for the products of our competitors;
•	the impact of pending litigation, including outcomes of such litigation;
•	the impact of our response to and implementation of recent accounting pronouncements and changes in tax laws on our consolidated financial statements and the related disclosures;
•	sufficiency of our internal controls and procedures;
•	the success of our plans to realign and reallocate our resources; and
•	assumptions or estimates underlying any of the foregoing.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$8,423	$8,073
Accounts receivable, net	3,962	3,432
Inventories, net	7,061	6,959
Contract manufacturers' receivable	539	476
Prepaid expenses and other current assets	478	440
Total current assets	20,463	19,380
Property and equipment, net	1,113	1,218
Goodwill	9,488	9,488
Other assets	45	46
Total assets	$31,109	$30,132

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,013	$2,717
Accrued payroll and related expenses	2,664	3,084
Warranty reserve	121	125
Other current liabilities	2,708	3,063
Total current liabilities	9,506	8,989
Long-term capital lease obligations	28	59
Other non-current liabilities	355	396
Total liabilities	9,889	9,444

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock	2	2
Additional paid-in capital	211,498	210,550
Accumulated deficit	(190,651)	(190,235)
Accumulated other comprehensive income	371	371
Total stockholders' equity	21,220	20,688
Total liabilities and stockholders' equity	$31,109	$30,132

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net revenue	$11,336	$11,222	$21,942	$22,162
Cost of revenue	5,022	5,410	10,034	10,650
Gross profit	6,314	5,812	11,908	11,512
Operating expenses:
Selling, general and administrative	4,173	3,873	8,159	7,715
Research and development	1,874	1,873	4,095	3,818
Total operating expenses	6,047	5,746	12,254	11,533
Income (loss) from operations	267	66	(346)	(21)
Interest expense, net	(5)	(6)	(9)	(13)
Other income, net	1	4	2	1
Income (loss) before income taxes	263	64	(353)	(33)
Provision for income taxes	38	23	63	30
Net income (loss)	$225	$41	$(416)	$(63)

Net income (loss) per share (basic)	$0.01	$0.00	$(0.02)	$(0.00)
Net income (loss) per share (diluted)	$0.01	$0.00	$(0.02)	$(0.00)

Weighted-average common shares (basic)	18,073	17,347	17,970	17,300
Weighted-average common shares (diluted)	18,739	17,703	17,970	17,300

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended December 31,
	2017	2016
Operating activities
Net loss	$(416)	$(63)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	582	421
Depreciation and amortization	226	304
Provision for excess and obsolete inventories	121	53
Changes in operating assets and liabilities:
Accounts receivable	(530)	298
Inventories	(223)	(1,083)
Contract manufacturers’ receivable	(63)	3
Prepaid expenses and other current assets	(38)	14
Other assets	–	14
Accounts payable	1,252	(477)
Accrued payroll and related expenses	(420)	1,016
Warranty reserve	(4)	15
Other liabilities	(398)	322
Net cash provided by operating activities	89	837
Investing activities
Purchases of property and equipment	(76)	(99)
Net cash used in investing activities	(76)	(99)
Financing activities
Tax withholding paid on behalf of employees for restricted shares	(88)	(87)
Net proceeds from issuances of common stock	454	117
Payment of capital lease obligations	(29)	(32)
Net cash provided by (used in) financing activities	337	(2)
Increase in cash and cash equivalents	350	736
Cash and cash equivalents at beginning of period	8,073	5,962
Cash and cash equivalents at end of period	$8,423	$6,698

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2017, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which was filed with the SEC on August 24, 2017. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at December 31, 2017, the consolidated results of our operations for the three and six months ended December 31, 2017 and our consolidated cash flows for the six months ended December 31, 2017. All intercompany accounts and transactions have been eliminated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Recent Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that revises lease accounting guidance. Most prominent among the changes in the standard is the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases under the existing guidance. The guidance requires entities to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. In November 2017, FASB proposed a practical expedient that would allow entities the option to apply the provisions of the new lease guidance at the effective date of adoption without adjusting the comparative periods presented.

The standard will be effective for Lantronix in the fiscal year beginning July 1, 2019. Early adoption is permitted. While we are continuing to assess the potential impacts of this standard, we currently expect the most significant impact on our financial statements will be the recognition of ROU assets and lease liabilities for our operating leases. We have not yet determined which practical expedients we intend to utilize in connection with adopting the new standard, nor have we determined any quantitative impacts on our financial statements.

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

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	December 31,	June 30,
	2017	2017
	(In thousands)
Finished goods	$3,776	$4,191
Raw materials	2,100	1,694
Finished goods held by distributors	1,185	1,074
Inventories, net	$7,061	$6,959

Other Liabilities

The following table presents details of our other liabilities:

	December 31,	June 30,
	2017	2017
	(In thousands)
Current
Customer deposits and refunds	$864	$1,119
Accrued raw materials purchases	445	484
Deferred revenue	204	196
Capital lease obligations	63	61
Taxes payable	299	275
Accrued operating expenses	833	928
Total other current liabilities	$2,708	$3,063

Non-current
Deferred rent	$176	$200
Deferred revenue	179	196
Total other non-current liabilities	$355	$396

Computation of Net Income (Loss) per Share

Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(In thousands, except per share data)
Numerator:
Net income (loss)	$225	$41	$(416)	$(63)
Denominator:
Weighted-average common shares outstanding (basic)	18,073	17,347	17,970	17,300
Effect of dilutive securities:
Stock awards	666	356	–	–
Denominator for net income (loss) per share (diluted)	18,739	17,703	17,970	17,300

Net income (loss) per share (basic)	$0.01	$0.00	$(0.02)	$(0.00)
Net income (loss) per share (diluted)	$0.01	$0.00	$(0.02)	$(0.00)

The following table presents the common stock equivalents excluded from the diluted net income (loss) per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(In thousands)
Common stock equivalents	1,647	2,190	2,056	2,446

Severance and Related Charges

From July 2017 through September 2017, we realigned certain resources throughout our organization, primarily to optimize our operations and engineering efforts. These activities resulted in total charges of approximately $527,000, which consisted primarily of severance costs, and to a lesser extent, termination costs related to our facility lease in Hong Kong. These charges are included in the applicable functional line items within the accompanying unaudited condensed consolidated statement of operations for the six months ended December 31, 2017.

The following table presents details of the liability we recorded related to these activities:

Six Months Ended
December 31,
2017
(In thousands)
Beginning balance	$–
Charges	527
Payments	(461)
Ending balance	$66

The remaining liability balance is included in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheet at December 31, 2017.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the unaudited consolidated statements of cash flows:

	Six Months Ended December 31,
	2017	2016
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$44	$36

3.	Warranty Reserve

The standard warranty periods we provide for our products typically range from one to five years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and for any known or anticipated product warranty issues.

The following table presents details of our warranty reserve:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2017	2017
	(In thousands)
Beginning balance	$125	$138
Charged to cost of revenue	91	65
Usage	(95)	(78)
Ending balance	$121	$125

4.	Bank Line of Credit

We are party to a Loan and Security Agreement (as amended, the “Loan Agreement”) with Silicon Valley Bank (“SVB”), which provides a $4,000,000 revolving line of credit, based on qualified accounts receivable. The Loan Agreement has a maturity date of September 30, 2018.

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.25%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB and our net accounts receivable to extinguish or retire our current liabilities. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.25%. At December 31, 2017, we met the 1.0 to 1.0 or greater quick ratio requirement.

The Loan Agreement also includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth (“Minimum TNW”), currently required to be approximately $6,133,000. The Minimum TNW is subject to adjustment upward to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total stockholders’ equity, less goodwill.

The following table presents the Minimum TNW compared to our Actual TNW:

December 31,
2017
(In thousands)
Minimum TNW	$6,133
Actual TNW	$11,732

The following table presents certain information with respect to the Loan Agreement with SVB:

	December 31,	June 30,
	2017	2017
	(In thousands)
Outstanding borrowings on the line of credit	$–	$–
Available borrowing capacity	$3,142	$2,812
Outstanding letters of credit	$51	$51

Our outstanding letters of credit are used as security deposits.

5.	Stockholders’ Equity

Stock Incentive Plans

In November 2017, our stockholders approved an amendment to our Amended and Restated 2010 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan by 2,000,000 shares.

Our stock incentive plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of December 31, 2017, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Options

The following table presents a summary of activity during the six months ended December 31, 2017 with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2017	4,184	$1.78
Granted	881	2.14
Forfeited	(155)	1.60
Expired	(216)	3.32
Exercised	(159)	1.72
Balance of options outstanding at December 31, 2017	4,535	$1.79

Restricted Stock Units

The following table presents a summary of activity during the six months ended December 31, 2017 with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2017	300	$1.29
Granted	30	2.00
Vested	(98)	1.16
Balance of RSUs outstanding at December 31, 2017	232	$1.44

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (“ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions at the end of a specified purchase period. Each of our employees (including officers) is eligible to participate in our ESPP, subject to certain limitations as set forth in our ESPP.

The following table presents a summary of activity under our ESPP during the six months ended December 31, 2017:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2017	476
Shares issued	(155)
Shares available for issuance at December 31, 2017	321

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(In thousands)
Cost of revenue	$13	$13	$26	$24
Selling, general and administrative	239	162	451	311
Research and development	58	45	105	86
Total share-based compensation expense	$310	$220	$582	$421

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of December 31, 2017:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$1,871	2.9
RSUs	280	1.1
Stock purchase rights under ESPP	270	1.7
	$2,421

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Effective tax rate	14%	36%	18%	91%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2017 and June 30, 2017.

Tax Cuts and Jobs Act

In December 2017, the United States (“U.S.”) enacted the Tax Cuts and Jobs Act (the “2017 Act”), which changes existing U.S. tax law and includes various provisions that are expected to affect companies. Among other things, the 2017 Act (i) changes U.S. corporate tax rates, (ii) generally reduces a company’s ability to utilize accumulated net operating losses and (iii) requires the calculation of a one-time transition tax on certain previously unrepatriated foreign earnings and profits (“E&P”). In addition, the 2017 Act impacts a company’s estimates of its deferred tax assets and liabilities.

Pursuant to U.S. GAAP, changes in tax rates and tax laws are accounted for in the period of enactment, and the resulting effects are recorded as discrete components of the income tax provision related to continuing operations in the same period. We are currently in the early stages of evaluating the impact of the 2017 Act on our financial statements. Based on our initial assessments to date, we expect the one-time transition tax on certain foreign E&P to have a minimal impact on us as we anticipate that we will be able to utilize our existing net operating losses to substantially offset any taxes payable on foreign E&P. Additionally, we expect significant adjustments to our gross deferred tax assets and liabilities; however, we also expect to record a corresponding offset to our estimated full valuation allowance against our net deferred tax assets, which should result in minimal net effect to our provision for income taxes.

In accordance with the SEC’s Staff Accounting Bulletin No. 118, we have not recorded any income tax effects of the 2017 Act in our financial statements (including any provisional amounts) because we do not yet have the necessary information available, prepared or analyzed in reasonable detail to complete the applicable accounting.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended December 31, 2017, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

The following product families are included in our IoT product line: EDS, EDS-MD, PremierWave® EN, PremierWave® XC, PremierWave® XN, SGX™, UDS, WiPort®, xDirect®, xPico®, xPico® Wi-Fi, xPress™ and XPort®.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in the Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three months ended December 31, 2017 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

Summary

In the three months ended December 31, 2017 our net revenue increased by $114,000, or 1.0%, compared to the three months ended December 31, 2016. The increase in net revenue was driven by a 42.1% increase in net revenue in our IT Management product line, which was largely offset by declines in our IoT and Other product lines. We had net income of $225,000 for the three months ended December 31, 2017 compared to net income of $41,000 for the three months ended December 31, 2016. The improvement in profitability was principally driven by an 8.6% increase in gross profit, partially offset by increased operating expenses of approximately 5.2%.

Net Revenue

The following tables present our fiscal quarter net revenue by product line and by geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
IoT	$7,971	70.3%	$8,304	74.0%	$(333)	(4.0%	)
IT Management	3,218	28.4%	2,265	20.2%	953	42.1%
Other	147	1.3%	653	5.8%	(506)	(77.5%	)
	$11,336	100.0%	$11,222	100.0%	$114	1.0%

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,292	55.5%	$6,453	57.5%	$(161)	(2.5%	)
EMEA	3,172	28.0%	3,122	27.8%	50	1.6%
Asia Pacific Japan	1,872	16.5%	1,647	14.7%	225	13.7%
	$11,336	100.0%	$11,222	100.0%	$114	1.0%

IoT

Net revenue from our IoT product line for the three months ended December 31, 2017 decreased compared to the three months ended December 31, 2016 due to decreases in unit sales in a variety of our product families in different geographic regions including (i) WiPort mostly in our Americas region, (ii) PremierWave EN in our EMEA and APJ regions and (iii) PremierWave XN, mostly in the Americas region. The overall decrease was partially offset by increases in unit sales of (i) SGX, one of our newer products, in the Americas region and (ii) UDS in the EMEA and APJ regions.

IT Management

Net revenue from our IT Management product line for the three months ended December 31, 2017 increased compared to the three months ended December 31, 2016 primarily due to increased unit sales of our SLB product family driven by deployments of this product family to two large customers.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, declined year-over-year as we continue to see lower volumes from our xPrintServer family and other legacy product families.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our fiscal quarter gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$6,314	55.7%	$5,812	51.8%	$502	8.6%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended December 31, 2017 improved compared to the three months ended December 31, 2016 due to a combination of product mix and product cost reductions. Our gross margin in the three months ended December 31, 2017 also benefited by approximately $125,000 from improved demand and related sales during the current quarter of various products that we had applied excess and obsolete reserve estimates to in previous periods.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,097		$2,844		$253	8.9%
Professional fees and outside services	296		280		16	5.7%
Advertising and marketing	181		168		13	7.7%
Facilities and insurance	203		222		(19)	(8.6%	)
Share-based compensation	239		162		77	47.5%
Depreciation	46		56		(10)	(17.9%	)
Other	111		141		(30)	(21.3%	)
Selling, general and administrative	$4,173	36.8%	$3,873	34.5%	$300	7.7%

Selling, general and administrative expenses increased primarily due to (i) higher headcount-related expenses, as we have added personnel within our marketing and sales teams and (ii) higher share-based compensation expenses, primarily attributable to stock awards being granted with a higher estimated fair value, along with increased participation in our 2013 Employee Stock Purchase Plan, or our ESPP.

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

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,513		$1,445		$68	4.7%
Facilities	194		206		(12)	(5.8%	)
Outside services	32		76		(44)	(57.9%	)
Product certifications	26		42		(16)	(38.1%	)
Share-based compensation	58		45		13	28.9%
Other	51		59		(8)	(13.6%	)
Research and development	$1,874	16.5%	$1,873	16.7%	$1	0.1%

Research and development expenses were consistent in total with the prior year period. During the current year, we have continued to add headcount to our internal engineering team in India, which has enabled us to reduce our spending on outside services for similar resources.

Results of Operations – Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016

Summary

In the six months ended December 31, 2017 our net revenue decreased by $220,000 or 1.0%, compared to the six months ended December 31, 2016. The overall decrease in net revenue was primarily due to declines in our Other product line, partially offset by growth in both our IoT and IT Management product lines. We had a net loss of $416,000 for the six months ended December 31, 2017 compared to a net loss of $63,000 for the six months ended December 31, 2016. The increase in net loss was principally driven by the $527,000 in severance and related charges that we recorded during the three months ended September 30, 2017.

Net Revenue

The following tables present our fiscal year-to-date net revenue by product line and geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
IoT	$16,448	75.0%	$16,173	73.0%	$275	1.7%
IT Management	5,007	22.8%	4,702	21.2%	305	6.5%
Other	487	2.2%	1,287	5.8%	(800)	(62.2%	)
	$21,942	100.0%	$22,162	100.0%	$(220)	(1.0%	)

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Americas	$11,989	54.6%	$12,619	56.9%	$(630)	(5.0%	)
EMEA	6,336	28.9%	6,223	28.1%	113	1.8%
Asia Pacific Japan	3,617	16.5%	3,320	15.0%	297	8.9%
	$21,942	100.0%	$22,162	100.0%	$(220)	(1.0%	)

IoT

Net revenue from our IoT product line for the six months ended December 31, 2017 increased compared to the six months ended December 31, 2016 due to growth in unit sales in a variety of our product families in different geographic regions including (i) XPort in the EMEA and APJ regions, (ii) XPort Pro in the Americas region and (iii) SGX, one of our newer products, mostly in the Americas region. These increases were partially offset by decreased unit sales in our (i) PremierWave EN product family in EMEA and APJ and (ii) PremierWave XN product family, mostly in the Americas.

IT Management

Net revenue from our IT Management product line for the six months ended December 31, 2017 increased compared to the six months ended December 31, 2016 primarily due to growth in unit sales of our SLB product family driven by deployments of this product family to two large customers in the Americas region. This was partially offset by a decrease in unit sales of our SLC 8000 product family, mostly in the Americas, and to a lesser extent, the EMEA and APJ regions.

Other

Net revenue from our Other products declined year-over-year due to (i) a decrease in net revenue from our xPrintServer, for which we experienced a large customer deployment in the prior year and (ii) the expected ongoing decline in other legacy products within this product line.

Gross Profit

The following table presents our fiscal year-to-date gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$11,908	54.3%	$11,512	51.9%	$396	3.4%

Gross margin for the six months ended December 31, 2017 improved compared to the six months ended December 31, 2016 primarily due to a combination of product mix and product cost reductions. Our gross margin in the current year period also benefited from improved demand and related sales during the current quarter of various products that we had applied excess and obsolete reserve estimates to in previous periods.

Included in our cost of revenue for the six months ended December 31, 2017 is $58,000 in severance and related charges.

Selling, General and Administrative

The following table presents our fiscal year-to-date selling, general and administrative expense:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,833		$5,598		$235	4.2%
Severance and related charges	155		–		155	100.0%
Professional fees and outside services	614		619		(5)	(0.8%	)
Advertising and marketing	359		331		28	8.5%
Facilities and insurance	468		455		13	2.9%
Share-based compensation	451		311		140	45.0%
Depreciation	91		110		(19)	(17.3%	)
Other	188		291		(103)	(35.4%	)
Selling, general and administrative	$8,159	37.2%	$7,715	34.8%	$444	5.8%

Selling, general and administrative expenses increased primarily due to (i) higher headcount-related expenses, as we have added personnel within our marketing and sales teams, (ii) the severance and related charges discussed below and (iii) higher share-based compensation expenses, primarily attributable to stock awards being granted with a higher estimated fair value, along with increased participation in our ESPP.

From July 2017 through September 2017, we realigned certain resources throughout our organization, primarily to optimize our operations and engineering efforts. These activities resulted in total charges of approximately $527,000, which consisted primarily of severance costs, and to a lesser extent, termination costs related to our facility lease in Hong Kong. Of the total charges, approximately $155,000 was classified within selling, general and administrative expenses for the six months ended December 31, 2017.

Research and Development

The following table presents our fiscal year-to-date research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2017	Revenue	2016	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,962		$2,851		$111	3.9%
Severance and related charges	314		–		314	100.0%
Facilities	396		404		(8)	(2.0%	)
Outside services	97		229		(132)	(57.6%	)
Product certifications	134		130		4	3.1%
Share-based compensation	105		86		19	22.1%
Other	87		118		(31)	(26.3%	)
Research and development	$4,095	18.7%	$3,818	17.2%	$277	7.3%

Research and development expenses increased primarily due to higher personnel-related expenses, driven by the severance and related charges discussed above. During the current year, we have also continued to add headcount to our internal engineering team in India, which has enabled us to reduce our spending on outside resources for similar resources.

Provision for Income Taxes

The following table presents our effective tax rate based upon our provision for income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Effective tax rate	14%	36%	18%	91%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rates and the federal statutory rate resulted primarily from a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent that we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2017 and June 30, 2017.

Tax Cuts and Jobs Act

In December 2017, the United States, or U.S., federal government enacted the Tax Cuts and Jobs Act, or the 2017 Act, which changes existing U.S. tax law and includes various provisions that are expected to affect companies. Among other things, the 2017 Act (i) changes U.S. corporate tax rates, (ii) generally reduces a company’s ability to utilize accumulated net operating losses and (iii) requires the calculation of a one-time transition tax on certain previously unrepatriated foreign earnings and profits, or E&P. In addition, the 2017 Act impacts a company’s estimates of its deferred tax assets and liabilities.

Pursuant to U.S. generally accepted accounting principles, changes in tax rates and tax laws are accounted for in the period of enactment, and the resulting effects are recorded as discrete components of the income tax provision related to continuing operations in the same period. We are currently in the early stages of evaluating the impact of the 2017 Act on our financial statements. Based on our initial assessments to date, we expect the one-time transition tax on certain foreign E&P to have a minimal impact on us, as we anticipate that we will be able to utilize our existing net operating losses to substantially offset any calculated taxes payable on foreign E&P. Additionally, we expect significant adjustments to our gross deferred tax assets and liabilities; however, we also expect to record a corresponding offset to our estimated full valuation allowance against our net deferred tax assets, which should result in minimal net effect to our provision for income taxes.

In accordance with the SEC’s Staff Accounting Bulletin No. 118, we have not recorded any income tax effects of the 2017 Act in our financial statements (including any provisional amounts) because we do not yet have the necessary information available, prepared or analyzed in reasonable detail to complete the applicable accounting.

Liquidity and Capital Resources

The following table presents details of our working capital and cash and cash equivalents:

	December 31,	June 30,
	2017	2017	Change
	(In thousands)
Working capital	$10,957	$10,391	$566
Cash and cash equivalents	$8,423	$8,073	$350

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	December 31,
	2017	2016	Change
	(In thousands)
Net cash provided by operating activities	$89	$837	$(748)
Net cash used in investing activities	(76)	(99)	23
Net cash provided by (used in) financing activities	337	(2)	339

Operating Activities

Net cash provided by operating activities during the six months ended December 31, 2017 decreased compared to the prior year period in part due to an increase in our net loss to $416,000 in the six months ended December 31, 2017 as compared to our net loss of $63,000 in the six months ended December 31, 2016. Operating cash flows were also impacted by certain changes in operating assets and liabilities as further described directly below.

Accounts payable increased approximately $1.3 million or 47.7%, as compared to June 30, 2017 primarily due to the timing of our payments to vendors, along with a slight increase in inventories at December 31, 2017 compared to June 30, 2017. The impact of the increase in our accounts payable and inventories balances on operating cash flows was largely offset by (i) an increase in accounts receivable of approximately $530,000, or 15.4%, as compared to June 30, 2017 primarily due to the timing of our sales and collections near the end of December 2017 and (ii) a decrease in accrued payroll and related expenses of approximately $420,000, or 13.6%, as compared to June 30, 2017 resulting from payments of accrued variable compensation made during the current year period which exceeded amounts accrued during the six months ended December 31, 2017.

Investing Activities

Net cash used in investing activities was related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment.

Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2017 resulted primarily from cash we received from the issuance of common stock to employees for (i) stock option exercises and (ii) ESPP purchases. This was partially offset by payments related to (i) withholding taxes in connection with the vesting of restricted stock units and (ii) capital leases. Net cash used in financing activities during the six months ended December 31, 2016 related to payments for withholding taxes in connection with the vesting of restricted stock units and capital leases, which were substantially offset by proceeds from ESPP purchases.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, including structured finance or special purpose entities, that have been established to facilitate off-balance sheet arrangements or for other purposes.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LANTRONIX, INC.

Date: January 26, 2018	By:	/s/ JEFFREY BENCK
Jeffrey Benck
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 26, 2018	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

10.1	Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan, as Amended on November 14, 2017		8-K	99.1	11/15/2017

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

_________________

*	Furnished, not filed.

