Form 10-Q
period 2018-03-31
LANTRONIX INC
filed 2018-04-27
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 20, 2018, there were 18,248,268 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2018, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. In particular, this Report contains forward-looking statements relating to, among other things:

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	June 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$8,955	$8,073
Accounts receivable, net	3,834	3,432
Inventories, net	7,378	6,959
Contract manufacturers' receivable	721	476
Prepaid expenses and other current assets	508	440
Total current assets	21,396	19,380
Property and equipment, net	1,058	1,218
Goodwill	9,488	9,488
Other assets	73	46
Total assets	$32,015	$30,132

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,173	$2,717
Accrued payroll and related expenses	2,125	3,084
Warranty reserve	113	125
Other current liabilities	3,406	3,063
Total current liabilities	9,817	8,989
Long-term capital lease obligations	11	59
Other non-current liabilities	321	396
Total liabilities	10,149	9,444

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock	2	2
Additional paid-in capital	211,800	210,550
Accumulated deficit	(190,307)	(190,235)
Accumulated other comprehensive income	371	371
Total stockholders' equity	21,866	20,688
Total liabilities and stockholders' equity	$32,015	$30,132

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net revenue	$11,601	$11,524	$33,543	$33,686
Cost of revenue	5,017	5,126	15,051	15,776
Gross profit	6,584	6,398	18,492	17,910
Operating expenses:
Selling, general and administrative	4,241	4,414	12,400	12,129
Research and development	1,964	2,126	6,059	5,944
Total operating expenses	6,205	6,540	18,459	18,073
Income (loss) from operations	379	(142)	33	(163)
Interest expense, net	(5)	(5)	(14)	(18)
Other income (expense), net	(1)	2	1	3
Income (loss) before income taxes	373	(145)	20	(178)
Provision for income taxes	29	17	92	47
Net income (loss)	$344	$(162)	$(72)	$(225)

Net income (loss) per share (basic)	$0.02	$(0.01)	$(0.00)	$(0.01)
Net income (loss) per share (diluted)	$0.02	$(0.01)	$(0.00)	$(0.01)

Weighted-average common shares (basic)	18,210	17,522	18,050	17,374
Weighted-average common shares (diluted)	19,118	17,522	18,050	17,374

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 31,
	2018	2017
Operating activities
Net loss	$(72)	$(225)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	877	645
Depreciation and amortization	336	455
Provision for excess and obsolete inventories	162	74
Changes in operating assets and liabilities:
Accounts receivable	(402)	337
Inventories	(581)	(1,154)
Contract manufacturers' receivable	(245)	55
Prepaid expenses and other current assets	(68)	44
Other assets	(32)	11
Accounts payable	1,456	(19)
Accrued payroll and related expenses	(959)	806
Warranty reserve	(12)	(22)
Other liabilities	265	457
Net cash provided by operating activities	725	1,464
Investing activities
Purchases of property and equipment	(171)	(144)
Net cash used in investing activities	(171)	(144)
Financing activities
Tax withholding paid on behalf of employees for restricted shares	(145)	(144)
Net proceeds from issuances of common stock	518	300
Payment of capital lease obligations	(45)	(49)
Net cash provided by financing activities	328	107
Increase in cash and cash equivalents	882	1,427
Cash and cash equivalents at beginning of period	8,073	5,962
Cash and cash equivalents at end of period	$8,955	$7,389

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2017, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which was filed with the SEC on August 24, 2017. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at March 31, 2018, the consolidated results of our operations for the three and nine months ended March 31, 2018 and our consolidated cash flows for the nine months ended March 31, 2018. All intercompany accounts and transactions have been eliminated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Revenue from Contracts with Customers

In May 2014, FASB issued an accounting standard which superseded previous revenue recognition guidance under U.S. GAAP. The standard is a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In doing so, among other things, companies will generally need to use more judgment and make more estimates than under the previous guidance.

The standard permits two methods of adoption: (i) retrospectively to each prior reporting period presented (the full retrospective method), or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (the cumulative catch-up transition method). In previous periods we had disclosed that we expected to adopt the standard using the full retrospective method to restate each prior reporting period presented. As we have progressed with our evaluation of the potential impacts of adoption, we now anticipate adopting the standard using the cumulative catch-up transition method in the fiscal year beginning July 1, 2018. Under this method, prior reporting periods presented will not be restated.

We currently anticipate the standard will have a material impact on our financial statements and disclosures. We believe the most significant impact of adopting the standard relates to our accounting for sales made to distributors under agreements which contain a limited right to return unsold products and price adjustment provisions. Under the previous revenue guidance, we have historically concluded that the price to these distributors is not fixed and determinable at the time we deliver products to them. Accordingly, revenue from sales to these distributors has not historically been recognized until the distributor resells the product. By contrast, under the new standard, we expect to recognize revenue, including estimates for applicable variable consideration, predominantly at the time of shipment to these distributors. In addition, given certain requirements in the new standard regarding the presentation of estimated return assets and refund liabilities, we expect that adoption will result in an increase in our accounts receivable, net and decreases in our inventories, net and other current liabilities.

As we continue to assess other potential impacts of the new standard, finalize our analyses pertaining to adoption, and evaluate changes to our accounting policies, internal controls and footnote disclosures, we may identify additional areas of impact and may revise our preliminary assessments and estimates.

2.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	March 31, 2018	June 30, 2017
	(In thousands)
Finished goods	$3,917	$4,191
Raw materials	2,139	1,694
Finished goods held by distributors	1,322	1,074
Inventories, net	$7,378	$6,959

Other Liabilities

The following table presents details of our other liabilities:

	March 31, 2018	June 30, 2017
	(In thousands)
Current
Customer deposits and refunds	$1,277	$1,119
Accrued raw materials purchases	389	484
Deferred revenue	316	196
Capital lease obligations	64	61
Taxes payable	307	275
Accrued operating expenses	1,053	928
Total other current liabilities	$3,406	$3,063

Non-current
Deferred rent	$164	$200
Deferred revenue	157	196
Total other non-current liabilities	$321	$396

Computation of Net Income (Loss) per Share

Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

	(In thousands, except per share data)
Numerator:
Net income (loss)	$344	$(162)	$(72)	$(225)
Denominator:
Weighted-average common shares outstanding (basic)	18,210	17,522	18,050	17,374
Effect of dilutive securities:
Stock awards	908	–	–	–
Denominator for net income (loss) per share (diluted)	19,118	17,522	18,050	17,374

Net income (loss) per share (basic)	$0.02	$(0.01)	$(0.00)	$(0.01)
Net income (loss) per share (diluted)	$0.02	$(0.01)	$(0.00)	$(0.01)

The following table presents the common stock equivalents excluded from the diluted net income (loss) per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(In thousands)
Common stock equivalents	595	1,062	2,146	1,894

Severance and Related Charges

From July 2017 through September 2017, we realigned certain resources throughout our organization, primarily to optimize our operations and engineering efforts. These activities resulted in total charges of approximately $527,000 recorded during the quarter ended September 30, 2017, which consisted primarily of severance costs, and to a lesser extent, termination costs related to our facility lease in Hong Kong. These charges are included in the applicable functional line items within the accompanying unaudited condensed consolidated statement of operations for the nine months ended March 31, 2018.

The following table presents details of the liability we recorded related to these activities:

Nine Months Ended March 31, 2018
(In thousands)
Beginning balance	$–
Charges	527
Payments	(503)
Other adjustments	(21)
Ending balance	$3

During the three months ended March 31, 2018, we reversed approximately $21,000 of the liability for adjustments we made to the total charges previously estimated in the first fiscal quarter of 2018 primarily due to difference in the settlement of our facility lease in Hong Kong. The remaining liability balance is included in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheet at March 31, 2018.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended March 31,
	2018	2017
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$–	$17

3.	Warranty Reserve

The standard warranty periods we provide for our products typically range from one to five years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and for any known or anticipated product warranty issues.

The following table presents details of our warranty reserve:

	Nine Months Ended March 31, 2018	Year Ended June 30, 2017
	(In thousands)
Beginning balance	$125	$138
Charged to cost of revenue	138	65
Usage	(150)	(78)
Ending balance	$113	$125

4.	Bank Line of Credit

We are party to a Loan and Security Agreement (as amended, the “Loan Agreement”) with Silicon Valley Bank (“SVB”), which provides a $4,000,000 revolving line of credit, based on qualified accounts receivable. The Loan Agreement has a maturity date of September 30, 2018.

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.25%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB and our net accounts receivable to extinguish or retire our current liabilities. If this ratio is not met, the interest rate per annum will become the greater of the prime rate plus 1.25% or 4.25%. At March 31, 2018, we met the 1.0 to 1.0 or greater quick ratio requirement.

The Loan Agreement also includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth (“Minimum TNW”), currently required to be approximately $6,305,000. The Minimum TNW is subject to adjustment upward to the extent we raise additional equity or debt financing or achieve net income in future quarters. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total stockholders’ equity, less goodwill.

The following table presents the Minimum TNW compared to our Actual TNW:

March 31, 2018
(In thousands)
Minimum TNW	$6,305
Actual TNW	$12,378

The following table presents certain information with respect to the Loan Agreement with SVB:

	March 31, 2018	June 30, 2017
	(In thousands)
Outstanding borrowings on the line of credit	$–	$–
Available borrowing capacity	$2,830	$2,812
Outstanding letters of credit	$51	$51

Our outstanding letters of credit are used as security deposits.

5.	Stockholders’ Equity

Stock Incentive Plans

In November 2017, our stockholders approved an amendment to our Amended and Restated 2010 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan by 2,000,000 shares.

Our stock incentive plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of March 31, 2018, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Options

The following table presents a summary of activity during the nine months ended March 31, 2018 with respect to our stock options:

	Number of Shares	Weighted- Average Exercise Price per Share
	(In thousands)
Balance of options outstanding at June 30, 2017	$4,184	$1.78
Granted	929	2.15
Forfeited	(177)	1.70
Expired	(309)	3.70
Exercised	(203)	1.67
Balance of options outstanding at March 31, 2018	$4,424	$1.73

Restricted Stock Units

The following table presents a summary of activity during the nine months ended March 31, 2018 with respect to our RSUs:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2017	300	$1.29
Granted	40	2.05
Vested	(150)	1.29
Balance of RSUs outstanding at March 31, 2018	190	$1.45

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (“ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions at the end of a specified purchase period. Each of our employees (including officers) is eligible to participate in our ESPP, subject to certain limitations as set forth in our ESPP.

The following table presents a summary of activity under our ESPP during the nine months ended March 31, 2018:

Number of Shares
(In thousands)
Shares available for issuance at June 30, 2017	476
Shares issued	(155)
Shares available for issuance at March 31, 2018	321

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(In thousands)
Cost of revenue	$14	$12	$40	$36
Selling, general and administrative	237	169	688	480
Research and development	44	43	149	129
Total share-based compensation expense	$295	$224	$877	$645

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of March 31, 2018:

	Remaining Unrecognized Compensation Expense	Remaining Weighted- Average Years To Recognize
	(In thousands)
Stock options	$1,762	2.7
RSUs	236	1.0
Stock purchase rights under ESPP	223	1.5
	$2,221

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Effective tax rate	8%	12%	460%	26%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2018 and June 30, 2017.

Tax Cuts and Jobs Act

In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 Act”), which changes existing U.S. tax law and includes various provisions that are expected to affect companies. Among other things, the 2017 Act (i) lowers U.S. corporate tax rates and implements a territorial tax system, (ii) generally reduces a company’s ability to utilize accumulated net operating losses and (iii) requires the calculation of a one-time transition tax on certain previously unrepatriated foreign earnings and profits (“E&P”) as part of the transition to the new territorial tax system. In addition, the 2017 Act impacts a company’s estimates of its deferred tax assets and liabilities.

Pursuant to U.S. GAAP, changes in tax rates and tax laws are accounted for in the period of enactment, and the resulting effects are recorded as discrete components of the income tax provision related to continuing operations in the same period. We are in the process of evaluating the impact of the 2017 Act on our financial statements. Based on our initial assessments to date, we expect the one-time transition tax on certain foreign E&P to have a minimal impact on us as we anticipate that we will be able to utilize our existing net operating losses to substantially offset any taxes payable on foreign E&P. Additionally, we expect significant adjustments to our gross deferred tax assets and liabilities; however, we also expect to record a corresponding offset to our estimated full valuation allowance against our net deferred tax assets, which should result in minimal net effect to our provision for income taxes. Since Lantronix has a June 30 fiscal year-end, the lower U.S. corporate tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years.

In accordance with the SEC’s Staff Accounting Bulletin No. 118, we have not recorded any income tax effects of the 2017 Act in our financial statements (including any provisional amounts) because we do not yet have the necessary information available, prepared or analyzed in reasonable detail to complete the applicable accounting. We anticipate completing the analysis, and any resulting adjustments to our financial statements, by the end of our current fiscal year ending June 30, 2018.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2018, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

Our IoT products currently consist of IoT Gateways, IoT Building Blocks and IoT Management Software. IoT Gateways are designed to provide secure connectivity and the ability to add integrated device management and advanced data access features. IoT Building Blocks provide basic secure machine connectivity and unmanaged data access.

Our IoT Management Software consists of Lantronix Gateway Central and MACH10® Global Device Manager. Lantronix Gateway Central is a cloud-based Software as a Service, or SaaS, offering that provides remote monitoring and management of Lantronix IoT Gateways, allowing device manufacturers, system integrators and end users to remotely monitor and manage deployed Lantronix IoT Gateways. MACH10® Global Device Manager is a ready-to-use industrial IoT application that enables device manufacturers to integrate IoT device lifecycle management for remote monitoring and management for their connected devices.

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

The following product families are included in our IoT product line: EDS, EDS-MD, PremierWave® EN, PremierWave® XC, PremierWave® XN, SGX™, UDS, WiPort®, xDirect®, xPico®, xPico® Wi-Fi, xPress™, XPort®, MACH10® Global Device Manager and Lantronix Gateway Central.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, warranty reserves, allowance for doubtful accounts, inventory valuation, valuation of deferred income taxes, and goodwill. These policies are described in further detail in the Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended March 31, 2018 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Summary

In the three months ended March 31, 2018 our net revenue increased by $77,000, or 0.7%, compared to the three months ended March 31, 2017. The increase in net revenue was driven by a 7.4% increase in net revenue in our IoT product line, which was largely offset by a decline in our IT Management product line. We had net income of $344,000 for the three months ended March 31, 2018 compared to a net loss of $72,000 for the three months ended March 31, 2017. The improvement in profitability was driven by (i) a 2.9% increase in gross profit and (ii) a 5.1% decrease in operating expenses.

Net Revenue

The following tables present our fiscal quarter net revenue by product line and by geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
IoT	$9,281	80.0%	$8,644	75.0%	$637	7.4%
IT Management	1,964	16.9%	2,569	22.3%	(605)	(23.6%	)
Other	356	3.1%	311	2.7%	45	14.5%
	$11,601	100.0%	$11,524	100.0%	$77	0.7%

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Americas	$5,832	50.3%	$6,625	57.5%	$(793)	(12.0%	)
EMEA	4,055	35.0%	3,392	29.4%	663	19.5%
Asia Pacific Japan	1,714	14.7%	1,507	13.1%	207	13.7%
	$11,601	100.0%	$11,524	100.0%	$77	0.7%

IoT

Net revenue from our IoT product line for the three months ended March 31, 2018 increased compared to the three months ended March 31, 2017 due to increases in unit sales in a variety of our product families in different geographic regions including (i) Premierwave EN in our EMEA region, (ii) xPico in our Americas and EMEA regions and (iii) SGX, one of our newer products, in the Americas and EMEA regions. The overall increase was partially offset by decreases in unit sales of our Premierwave XN and EDS product families in the Americas region.

IT Management

Net revenue from our IT Management product line for the three months ended March 31, 2018 decreased compared to the three months ended March 31, 2017 primarily due to decreased unit sales of our SLC 8000 product family in the Americas region. Sales of this product family benefited in the prior year period due primarily to two large customer deployments which did not recur in the current quarter.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, slightly increased year-over-year as we saw increased revenue from one of our legacy product families.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our fiscal quarter gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$6,584	56.8%	$6,398	55.5%	$186	2.9%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended March 31, 2018 improved compared to the three months ended March 31, 2017 due primarily to lower overhead costs.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,198		$3,160		$38	1.2%
Severance and related charges	(1)		246		(247)	100.0%
Professional fees and outside services	243		221		22	10.0%
Advertising and marketing	231		254		(23)	(9.1%	)
Facilities and insurance	202		234		(32)	(13.7%	)
Share-based compensation	237		169		68	40.2%
Depreciation	47		56		(9)	(16.1%	)
Other	84		74		10	13.5%
Selling, general and administrative	$4,241	36.6%	$4,414	38.3%	$(173)	(3.9%	)

The decrease in selling, general and administrative expenses is primarily attributable to the severance and related charges recorded during the three months ended March 31, 2017, which were driven by a reorganization plan with respect to our European sales team.

The overall decrease in selling, general and administrative expenses is partially offset by an increase in share-based compensation expenses, primarily attributable to stock awards being granted with a higher estimated fair value, along with increased participation in our 2013 Employee Stock Purchase Plan, or our ESPP.

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

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,659		$1,669		$(10)	(0.6%	)
Facilities	199		193		6	3.1%
Outside services	53		52		1	1.9%
Product certifications	43		96		(53)	(55.2%	)
Share-based compensation	44		43		1	2.3%
Other	(34)		73		(107)	(146.6%	)
Research and development	$1,964	16.9%	$2,126	18.4%	$(162)	(7.6%	)

Research and development expenses decreased primarily due to (i) lower product certification costs and (ii) the reversal of certain previously estimated accrued charges, included in the “Other” line item in the table above, for which we have determined no remaining liability exists.

Results of Operations – Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017

Summary

In the nine months ended March 31, 2018 our net revenue decreased by $143,000 or 0.4%, compared to the nine months ended March 31, 2017. The overall decrease in net revenue was primarily due to declines in our IT Management and Other product lines, but largely offset by growth in our IoT product line. We had a net loss of $72,000 for the nine months ended March 31, 2018 compared to a net loss of $225,000 for the nine months ended March 31, 2017. The decrease in our net loss was principally driven by a 3.2% increase in gross profit, partially offset by a 2.1% increase in operating expenses.

Net Revenue

The following tables present our fiscal year-to-date net revenue by product line and geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
IoT	$25,729	76.7%	$24,817	73.7%	$912	3.7%
IT Management	6,971	20.8%	7,271	21.6%	(300)	(4.1%	)
Other	843	2.5%	1,598	4.7%	(755)	(47.2%	)
	$33,543	100.0%	$33,686	100.0%	$(143)	(0.4%	)

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Americas	$17,821	53.1%	$19,244	57.1%	$(1,423)	(7.4%	)
EMEA	10,391	31.0%	9,615	28.5%	776	8.1%
Asia Pacific Japan	5,331	15.9%	4,827	14.4%	504	10.4%
	$33,543	100.0%	$33,686	100.0%	$(143)	(0.4%	)

IoT

Net revenue from our IoT product line for the nine months ended March 31, 2018 increased compared to the nine months ended March 31, 2017 due to growth in unit sales in a variety of our product families in different geographic regions including (i) XPort in the EMEA and APJ regions, (ii) XPort Pro in the Americas region and (iii) SGX, one of our newer products, in the Americas and EMEA regions. These increases were partially offset by decreased unit sales in our Premierwave XN, WiPort and EDS product families in the Americas region.

IT Management

Net revenue from our IT Management product line for the nine months ended March 31, 2018 decreased compared to the nine months ended March 31, 2017 primarily due to a decrease in unit sales of our SLC 8000 product family, largely in the Americas, and to a lesser extent, the EMEA region. This decrease was partially offset by growth in unit sales of our SLB product family driven by deployments of this product to two large customers in the Americas region.

Other

Net revenue from our Other products declined year-over-year due to (i) a decrease in net revenue from our xPrintServer, for which we experienced a large customer deployment in the prior year and (ii) the expected overall ongoing decline in other legacy products within this product line.

Gross Profit

The following table presents our fiscal year-to-date gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$18,492	55.1%	$17,910	53.2%	$582	3.2%

Gross margin for the nine months ended March 31, 2018 improved compared to the nine months ended March 31, 2017 primarily due to a combination of improved pricing, product mix and cost reductions.

Included in our cost of revenue for the nine months ended March 31, 2018 was $38,000 in severance and related charges.

Selling, General and Administrative

The following table presents our fiscal year-to-date selling, general and administrative expense:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$9,031		$8,758		$273	3.1%
Severance and related charges	154		246		(92)	(37.4%	)
Professional fees and outside services	857		840		17	2.0%
Advertising and marketing	590		585		5	0.9%
Facilities and insurance	670		689		(19)	(2.8%	)
Share-based compensation	688		480		208	43.3%
Depreciation	138		166		(28)	(16.9%	)
Other	272		365		(93)	(25.5%	)
Selling, general and administrative	$12,400	37.0%	$12,129	36.0%	$271	2.2%

Selling, general and administrative expenses increased primarily due to (i) higher headcount-related expenses, as we have added personnel within our marketing and sales teams and (ii) higher share-based compensation expenses, primarily attributable to stock awards being granted with a higher estimated fair value, along with increased participation in our ESPP. Our “Other” expenses in the table above were down year over year primarily due to lower estimates for bad debt expense.

From July 2017 through September 2017, we realigned certain resources throughout our organization, primarily to optimize our operations and engineering efforts. These activities resulted in total net charges of approximately $506,000, which consisted primarily of severance costs, and to a lesser extent, termination costs related to our facility lease in Hong Kong. Of the total charges, approximately $154,000 was classified within selling, general and administrative expenses for the nine months ended March 31, 2018.

During the nine months ended March 31, 2017, we executed a plan to reorganize our European sales team, for which we incurred approximately $246,000 in severance costs, facility lease termination costs and other associated costs.

Research and Development

The following table presents our fiscal year-to-date research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,621		$4,520		$101	2.2%
Severance and related charges	314		–		314	100.0%
Facilities	595		597		(2)	(0.3%	)
Outside services	150		281		(131)	(46.6%	)
Product certifications	177		226		(49)	(21.7%	)
Share-based compensation	149		129		20	15.5%
Other	53		191		(138)	(72.3%	)
Research and development	$6,059	18.1%	$5,944	17.6%	$115	1.9%

Research and development expenses increased primarily due to higher personnel-related expenses, driven by the severance and related charges discussed above. During the current year, we have also continued to add headcount to our internal engineering team in India, which has enabled us to reduce our spending on outside services for similar resources. During the current year period we benefited from the reversal of certain previously estimated accrued charges, included in the “Other” line item in the table above, for which we have determined no remaining liability exists.

Provision for Income Taxes

Refer to Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion regarding our provision for income taxes.

Liquidity and Capital Resources

The following table presents details of our working capital and cash and cash equivalents:

	March 31, 2018	June 30, 2017	Change
	(In thousands)
Working capital	$11,579	$10,391	$1,188
Cash and cash equivalents	$8,955	$8,073	$882

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended March 31,
	2018	2017	Change
	(In thousands)
Net cash provided by operating activities	$725	$1,464	$(739)
Net cash used in investing activities	(171)	(144)	(27)
Net cash provided by financing activities	328	107	221

Operating Activities

Net cash provided by operating activities during the nine months ended March 31, 2018 decreased compared to the prior year period largely due to the impacts of changes in certain operating assets and liabilities as further described directly below.

Accounts payable increased approximately $1.5 million or 53.6%, as compared to June 30, 2017 primarily due to the timing of our payments to vendors, along with a 6.0% increase in inventories at March 31, 2018 compared to June 30, 2017. The impact of the increase in our accounts payable balance on operating cash flows was partially offset by (i) a decrease in accrued payroll and related expenses of approximately $959,000, or 31.1%, as compared to June 30, 2017 resulting from payments of accrued variable compensation made during the current year period which exceeded amounts paid during the nine months ended March 31, 2017 and (ii) increases in accounts receivable and contract manufacturers’ receivable of approximately $402,000, or 11.7%, and $245,000, or 51.5%, respectively, as compared to June 30, 2017 primarily due to the timing of our sales and collections.

Investing Activities

Net cash used in investing activities was related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment.

Financing Activities

Net cash provided by financing activities during the nine-month periods ended March 31, 2018 and 2017 resulted primarily from cash we received from the issuance of common stock to employees for (i) stock option exercises and (ii) ESPP purchases. This was partially offset by payments for (i) withholding taxes related to the vesting of restricted stock units and (ii) capital leases.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, including structured finance or special purpose entities, that have been established to facilitate off-balance sheet arrangements or for other purposes.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LANTRONIX, INC.

Date: April 27, 2018	By:	/s/ JEFFREY BENCK
Jeffrey Benck
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2018	By:	/s/ JEREMY WHITAKER
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

