Form 10-K
period 2018-06-30
LANTRONIX INC
filed 2018-08-23
CIK 1114925

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock as reported by the NASDAQ Capital Market on December 29, 2017, the last trading day of the registrant’s second fiscal quarter, was approximately $16,789,000. The determination of affiliate status for this purpose shall not be a conclusive determination for any other purpose.

As of August 17, 2018, there were 18,944,698 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement on Schedule 14A relating to the registrant's 2018 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related proxy solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

LANTRONIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2018

* Not required for a “smaller reporting company.”

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2018, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. In particular, this Report contains forward-looking statements relating to, among other things:

•	predictions about our earnings, revenues, margins, expenses or other financial matters;
•	forecasts of our financial condition, results of operations, liquidity position, or working capital requirements;
•	the impact of changes to our share-based awards and any related changes to our share-based compensation expenses;
•	the impact of future offerings and sales of our debt or equity securities;
•	the impact of changes in our relationship with our customers;
•	plans or expectations with respect to our product development activities, business strategies or restructuring and expansion activities;
•	demand and growth of the market for our products or for the products of our competitors;
•	the impact of pending litigation, including outcomes of such litigation;
•	the impact of our response to and implementation of recent accounting pronouncements and changes in tax laws on our consolidated financial statements and the related disclosures;
•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;
•	our ability to comply with certain financial obligations in our loan agreement;
•	sufficiency of our internal controls and procedures;
•	expectations and results related to our plans to realign and reallocate our personnel and other resources; and
•	assumptions or estimates underlying any of the foregoing.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” included in Part I, Item 1A of this Report, as well as in our other public filings with the Securities and Exchange Commission, or the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

Overview

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global provider of secure data access and management solutions for Internet of Things, or IoT, assets. Our mission is to be the leading supplier of IoT solutions that enable companies to simplify the creation, deployment, and management of IoT projects while providing secure access to data for applications and people.

With more than 25 years of experience in creating information technology, or IT, management and machine to machine, or M2M, technologies, Lantronix is an innovator in enabling our customers to build new business models and realize the possibilities of the IoT. Our connectivity solutions are deployed inside millions of machines and data centers serving a wide range of industries, including medical, security, industrial, transportation, retail, financial, environmental and government.

We were incorporated in California in 1989 and reincorporated in Delaware in 2000.

References in this Report to “fiscal 2018” refer to the fiscal year ended June 30, 2018 and references to “fiscal 2017” refer to the fiscal year ended June 30, 2017.

Our Strategy

Today, more and more companies are seeking to connect their machines and electronic devices to the Internet, to manage them remotely, and to create new business models. The growth in the IoT market is being driven by the growing importance of data, and the rapidly falling cost of sensors, connectivity, computing and storage. While the promise of IoT is great, many companies find designing and deploying an IoT project to be complex, costly and time-consuming.

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

We are addressing the IoT market opportunity and the transitions above with a combination of hardware and software solutions that will combine our portfolio of robust and secure networking technologies with new advanced data access, management, and security features for industrial IoT assets. Our offerings are designed to help companies to simplify and speed their IoT deployments, reduce complexity and development costs associated with web-scale application development and assist them in creating value-added business models.

We have continued to dedicate significant engineering resources to our MACH10® management software platform and ready-to-use applications that are intended to address the markets’ need for cloud-based centralized management of IoT and IT assets. During the past fiscal year, we introduced a number of ready-to-use applications as well as software-as-a-service, or SaaS, offerings for both IoT and IT product lines, including Lantronix Gateway Central, MACH10 Global Device Manager, and ConsoleFlowTM. Lantronix Gateway Central is a cloud-based SaaS offering that allows device manufacturers, system integrators and end users to remotely monitor and manage deployed Lantronix IoT Gateways (which are further described below). MACH10 Global Device Manager is a ready-to-use industrial IoT application that enables device manufacturers to integrate IoT device lifecycle management for remote monitoring and management for their connected devices. ConsoleFlow is a centralized IT infrastructure management and monitoring software optimized for out-of-band networks, designed to provide network resilience and ensure connectivity even when primary connections fail – and especially in data centers and at remote sites where network availability is essential to business continuity. These software offerings are in the early stages of evaluation and did not generate revenue during fiscal 2018.

Products and Solutions

We organize our products and solutions into three product lines: IoT, IT Management and Other.

IoT

Our IoT products typically connect to one or more existing machines, or are built into new industrial devices to provide network connectivity. Our products are designed to enhance the value and utility of machines by making the data from the machines available to users, systems and processes or by controlling their properties and features over the network.

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

The following product families are included in our IoT product line: EDS, EDS-MD, PremierWave® EN, PremierWave® XC, SGX™, UDS, WiPort®, xDirect®, xPico®, xPico® Wi-Fi, xPress™, XPort®, MACH10® Global Device Manager and Lantronix Gateway Central.

IT Management

Today, organizations are managing an ever-increasing number of devices and data on enterprise networks where 24/7 reliability is mission critical. Out-of-band management is a technique that uses a dedicated management network to access critical network devices to ensure management connectivity (including the ability to determine the status of any network component) independent of the status of other in-band network components. Remote out-of-band access allows organizations to effectively manage their enterprise IT resources and at the same time, optimize their IT support resources. Our vSLM™, a virtualized central management software solution, simplifies secure administration of our IT management products and the equipment attached to them through a standard web browser.

Our IT Management product line includes console management, power management, and keyboard-video-mouse (commonly referred to as a KVM) products that provide remote access to IT and networking infrastructure deployed in test labs, data centers, branch offices and server rooms.

The following product families are included in our IT Management product line: SLB™, SLC™ 8000, Spider™, ConsoleFlow and vSLM™.

Other

We categorize products that are non-focus or end-of-life as Other. Our Other product line includes non-focus products such as the xPrintServer®. In addition, this product line includes end-of-life versions of our MatchPort®, SLC™, SLP™, xPress Pro, xSenso®, PremierWave® XN, and WiBox product families.

Net Revenue by Product Line

We have one operating and reportable business segment. A summary of our net revenue by product line is found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Report, which is incorporated herein by reference. A discussion of factors potentially affecting our net revenue and other operating results is set forth in “Risk Factors” included in Part I, Item 1A of this Report, which is incorporated herein by reference.

Sales Cycle

Our embedded IoT solutions are typically used by OEMs, original design manufacturers, or ODMs, and contract manufacturers. OEMs design and sell products under their own brand that are either manufactured by the OEM in-house or by third-party contract manufacturers. ODMs design and manufacture products for third parties, which then sell those products under the third parties’ brands. The design cycles using our embedded solutions typically range from nine to 24 months and can generate revenue for the entire life-cycle of an end user’s product.

Our IT Management product line and external IoT solutions are typically sold to end users through value added resellers, or VARs, systems integrators, distributors, online retailers and, to a lesser extent, OEMs. The design cycles for our IT Management products generally range from three to 18 months and are often project-based.

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

Direct Sales

We sell many products directly to larger OEMs and end users. We also maintain an ecommerce site for direct sales.

Sales and Marketing

We sell our products primarily through an internal sales force, which includes regional sales managers, inside sales personnel and field applications engineers in major regions throughout the world. This team manages our relationships with our partners and end users, identifies and develops new sales opportunities and increases penetration at existing accounts. We implement marketing programs, tools and services, including displaying our products at industry-specific events, to generate sales leads and increase demand for our products.

Manufacturing

Our manufacturing operations are primarily conducted through third-party contract manufacturers. We utilize AsteelFlash Group and Hana Microelectronics, both primarily located in China, as our contract manufacturers for most of our products. In addition, we use eSilicon Corporation to manage Taiwan Semiconductor Manufacturing Company, Ltd., a third-party foundry located in Taiwan, which manufactures our large-scale integration chips. We manufacture certain products with final assembly in the U.S. to meet trade compliance requirements.

Our contract manufacturers source raw materials, components and integrated circuits, in accordance with our specifications and forecasts, and perform printed circuit board assembly, final assembly, functional testing and quality control. Our products are manufactured and tested to our specifications with standard and custom components. Many of these components are available from multiple vendors. However, we have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us.

Research and Development

Our research and development efforts are focused on the development of hardware and software technology to differentiate our products and enhance our competitive position in the markets we serve. Product research and development is primarily performed in-house and supplemented with outsourced resources.

The following table presents our research and development expenses:

	Years Ended June 30,
	2018	2017
	(In thousands)
Research and development expenses	$8,065	$7,960

Competition

Our industry is highly competitive and characterized by rapid technological advances and evolving industry standards. The market can be affected significantly by new product introductions and marketing activities of industry participants. We believe that we compete for customers based on product features, software capabilities, company reputation, brand recognition, technical support, relationships with partners, quality, reliability, product development capabilities, price and availability. A discussion of factors potentially affecting our ability to compete in the markets in which we operate is set forth in “Risk Factors” included in Part I, Item 1A of this Report, which is incorporated herein by reference.

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

Employees

As of July 31, 2018, we had 147 full time employees, none of whom is represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and believe we have good relationships with our employees.

Customer and Geographic Concentrations

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa, or EMEA; and Asia Pacific Japan. A discussion of sales to our significant customers and related parties, sales within geographic regions as a percentage of net revenue and sales to significant countries as a percentage of net revenue is set forth in Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which is incorporated herein by reference. A discussion of factors potentially affecting our customer and geographic concentrations is set forth in “Risk Factors” included in Part I, Item 1A of this Report, which is incorporated herein by reference.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and other reports and information that we file or furnish pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website at www.lantronix.com as soon as reasonably practicable after filing or furnishing such reports with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our audit committee charter, corporate governance and nominating committee charter, and compensation committee charter are also posted on our website at www.lantronix.com under “Investor Relations.” The contents of our website are not incorporated by reference into this Report. References to our website address in this Report are inactive textual references only.

Executive Officers of the Registrant

Executive officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers. The following table presents the names, ages, and positions held by our executive officers:

Name	Age	Position
Jeffrey W. Benck	53	President and Chief Executive Officer
Jeremy R. Whitaker	47	Chief Financial Officer
Daryl R. Miller	57	Vice President of Engineering (Retiring effective September 7, 2018)
Kevin M. Yoder	54	Vice President of Worldwide Sales

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

JEREMY R. WHITAKER has served as our Chief Financial Officer since September 2011. Mr. Whitaker returned to Lantronix after serving as vice president, corporate controller at Mindspeed from January 2011 to September 2011. Mr. Whitaker previously served as our Vice President of Finance and Accounting from September 2010 to January 2011, where he was responsible for managing all worldwide finance and accounting functions. Mr. Whitaker also served as our Senior Director of Finance and Accounting from February 2006 to September 2010 and our Director of Finance and Accounting from August 2005 to February 2006. Prior to August 2005, Mr. Whitaker held vice president and director level finance and accounting positions with two publicly-traded companies and worked in the assurance practice at Ernst & Young LLP for six years. Mr. Whitaker holds a Bachelor of Arts in business administration with a concentration in accounting from the California State University at Fullerton and a Master of Science degree in accountancy from the University of Notre Dame’s Mendoza College of Business.

DARYL R. MILLER joined Lantronix in January 2000 and has served as our Vice President of Engineering since March 2008. Mr. Miller served as our Interim Vice President of Engineering from October 2007 to March 2008. Prior to this, Mr. Miller served in Director and Senior Director positions within our engineering department. Prior to joining Lantronix, Mr. Miller spent 14 years at Tektronix and held several positions within the microprocessor development and computer graphics/networking divisions, and as worldwide director of service and support for Network Computing Devices (commonly referred to as NCD). Mr. Miller holds a Bachelor of Science degree with honors in business information systems and Master of Business Administration from the University of California, Irvine, where he graduated Dean’s Scholar and Beta Gamma Sigma. In August 2018, Mr. Miller notified us that he would retire from his position as Vice President of Engineering, effective as of September 7, 2018, at which time his employment with us will cease.

KEVIN M. YODER has served as our Vice President of Worldwide Sales since March 2016. Prior to joining Lantronix, Mr. Yoder served as vice president of sales for the Americas region at Avago Technologies (now Broadcom Limited), where he was responsible for driving more than $1.3 billion in annual revenues. Prior to joining Avago, Mr. Yoder was vice president of worldwide sales for XMOS, a start-up semiconductor company. Prior to that, he held sales leadership positions at Analog Devices, Texas Instruments, and CoWare. Mr. Yoder holds a Bachelor of Science degree in electrical engineering from Notre Dame University.

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

Certain of our products are sold into mature markets that are characterized by a trend of declining demand. As the overall market for these products decreases due to the adoption of new technologies, we expect that our revenues from these products will continue to decline. As a result, our future prospects will depend on our ability to develop and successfully market new products that address new and growing markets. Our failure to develop new products or failure to achieve widespread customer acceptance of such new products could cause us to lose market share and cause our revenues to decline. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, marketing and sale of new products or product enhancements. Factors that could cause delays include regulatory and/or industry approvals, product design cycle and failure to identify products or features that customers demand. In addition, the introduction and sale of new products often involves a significant technical evaluation, and we often face delays because of our customers’ internal procedures for evaluating, approving and deploying new technologies. For these and other reasons, the sales cycle associated with new products is typically lengthy, often lasting six to 24 months and sometimes longer. Therefore, there can be no assurance that our introduction or announcement of new product offerings will achieve any significant or sustainable degree of market acceptance or result in increased revenue in the near term.

Our new software offerings represent a new product line for us and are subject to the risks faced by a new business.

During the fiscal year ended June 30, 2018, we continued to dedicate significant engineering resources to our management software platform, applications, and software-as-a-service, or SaaS, offerings, including MACH10®, Global Device Manager, Lantronix Gateway Central, and ConsoleFlowTM. Our management has limited experience in this marketplace. These product and service offerings will be subject to significant additional risks that are not necessarily related to our hardware products. Our ability to succeed with these offerings will depend in large part on our ability to provide customers with software products and services that offer features and functionality that address the needs of particular businesses. We may face challenges and delays in the development of this product line as the marketplace for products and services evolves to meet the needs and desires of customers. We cannot provide assurances that we will be successful in operating and growing this product line.

In light of these risks and uncertainties, we may not be able to establish or maintain market share for our software and SaaS offerings. As we develop new product lines, we must adapt to market conditions that are unfamiliar to us, such as competitors and distribution channels that are different from those we have known in the past. We have and will encounter competition from other solutions providers, many of whom may have more significant resources than us with which to compete. There can be no assurance that we will recover our investments in this new product line, that we will receive meaningful revenue from or realize a profit from this new product line or that diverting our management’s attention to this new product line will not have a material adverse effect on our existing business, and in turn on our results of operations, financial condition and prospects.

We may experience significant fluctuation in our revenue because the timing of large orders placed by some of our customers is often project-based.

Our operating results fluctuate because we often receive large orders from customers that coincide with the timing of the customer’s project. Sales of our products and services may be delayed if customers delay approval or commencement of projects due to budgetary constraints, internal acceptance review procedures, timing of budget cycles or timing of competitive evaluation processes. In addition, sometimes our customers make significant one-time hardware purchases for projects which are not repeated. We sell primarily on a purchase order basis rather than pursuant to long-term contracts, and we expect fluctuations in our revenues as a result of one-time project-based purchases to continue in the future. In addition, our sales may be subject to significant fluctuations based on the acceleration, delay or cancellation of customer projects, or our failure to complete one or a series of significant potential sales. Because a significant portion of our operating expenses are fixed, even a single order can have a disproportionate effect on our quarterly revenues and operating results. As a result of the factors discussed above, and due to the complexities of the industry in which we operate, it is difficult for us to forecast demand for our current or future products with any degree of certainty, which means it is difficult for us to forecast our sales. If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

The lengthy sales cycle for our products and services, along with delays in customer completion of projects, make the timing of our revenues difficult to predict.

We have a lengthy sales cycle for many of our products that generally extends between six and 24 months and sometimes longer due to a lengthy customer evaluation and approval process. The length of this process can be affected by factors over which we have little or no control, including the customer’s budgetary constraints, timing of the customer’s budget cycles, and concerns by the customer about the introduction of new products by us or by our competitors. As a result, sales cycles for customer orders vary substantially among different customers. The lengthy sales cycle is one of the factors that has caused and may continue to cause our revenues and operating results to vary significantly from quarter to quarter. In addition, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenues, which may prevent us from pursuing other opportunities. Accordingly, excessive delays in sales could be material and adversely affect our business, financial condition or results of operations.

The nature of our products, customer base and sales channels causes us to lack visibility into future demand for our products, which makes it difficult for us to predict our revenues or operating results.

We use forecasts based on anticipated product orders to manage our manufacturing and inventory levels and other aspects of our business. However, several factors contribute to a lack of visibility with respect to future orders, including:

•	the lengthy and unpredictable sales cycle for our products that can extend from six to 24 months or longer;
•	the project-driven nature of many of our customers’ requirements;
•	the fact that we primarily sell our products indirectly through distributors;
•	the uncertainty of the extent and timing of market acceptance of our new products;
•	the need to obtain industry certifications or regulatory approval for our products;
•	the lack of long-term contracts with our customers;
•	the diversity of our product lines and geographic scope of our product distribution;
•	the fact that we have some customers who make single, non-recurring purchases; and
•	the fact that a large number of our customers typically purchase in small quantities.

This lack of visibility impacts our ability to forecast our inventory requirements. If we overestimate our customers’ future requirements for products, we may have excess inventory, which would increase our costs and potentially require us to write-off inventory that becomes obsolete. Additionally, if we underestimate our customers’ future requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers, harm our reputation, and cause our revenues to decline. If any of these events occur, they could prevent us from achieving or sustaining profitability and the value of our common stock may decline.

We have a history of losses.

We have historically incurred net losses. There can be no assurance that we will generate net profits in future periods. Further, there can be no assurance that we will be cash flow positive in future periods. In the event that we fail to achieve profitability in future periods, the value of our common stock may decline. In addition, if we are unable to achieve or maintain positive cash flows, we would be required to seek additional funding, which may not be available on favorable terms, if at all.

Delays in qualifying product revisions of existing products for certain of our customers could result in the delay or loss of sales to those customers, which could negatively impact our business and financial results.

Our industry is characterized by intense competition, rapidly evolving technology and continually changing customer preferences and requirements. As a result, we frequently develop and introduce new versions of our existing products, which we refer to as revisions.

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

After products are qualified, it can take additional time before the customer commences volume production of components or devices that incorporate our products. If we are unsuccessful or delayed in qualifying any new or revised products with a customer, such failure or delay would preclude or delay sales of such products to the customer, and could negatively impact our financial results. In addition, new revisions to our products could cause our customers to alter the timing of their purchases, by either accelerating or delaying purchases, which could result in fluctuations of our net revenue from quarter to quarter.

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

We may experience constraints in the supply of certain materials and components that could affect our operating results.

Some of our integrated circuits are only available from a single source and in some cases, are no longer being manufactured. From time to time, integrated circuits, and potentially other components used in our products, will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have been subject to market shortages and substantial price fluctuations in the past. From time to time, we have been unable to meet customer orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components or technology for our products and instead purchase components on a purchase order basis. If we are unable to purchase components from these suppliers, our product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenue, risk losing customers and risk harm to our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations.

We outsource substantially all of our manufacturing to contract manufacturers in Asia. If our contract manufacturers are unable or unwilling to manufacture our products at the quality and quantity we request, our business could be harmed.

We use contract manufacturers based in Asia to manufacture substantially all of our products. Generally, we do not have guaranteed supply agreements with our contract manufacturers or suppliers. If any of these subcontractors or suppliers were to cease doing business with us, we might not be able to obtain alternative sources in a timely or cost-effective manner. Our reliance on third-party manufacturers, especially in a country outside of the U.S., exposes us to a number of significant risks, including:

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

We depend on distributors for a majority of our sales and to complete order fulfillment.

We depend on the resale of products through distributor accounts for a substantial majority of our worldwide net revenue. In addition, sales through our top five distributors accounted for approximately 51% of our net revenue in fiscal 2018. A significant reduction of effort by one or more distributors to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Our business could be harmed if the financial health of these distributors impairs their performance and we are unable to secure alternate distributors.

Our ability to sustain and grow our business depends in part on the success of our distributors and resellers.

A substantial part of our revenues is generated through sales by distributors and resellers. To the extent they are unsuccessful in selling our products or if we are unable to obtain and retain a sufficient number of high-quality distributors and resellers, our operating results could be materially and adversely affected. In addition, our distributors and resellers may devote more resources to marketing, selling and supporting products and services that are competitive with ours, than to our products. They also may have incentives to promote our competitors' products over our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our distributors and resellers. In these cases, one or more of our important distributors or resellers may stop selling our products completely or may significantly decrease the volume of products they sell on our behalf. This sales structure also could subject us to lawsuits, potential liability and reputational harm if, for example, any of our distributors or resellers misrepresents the functionality of our products or services to customers, violates laws or our corporate policies. If we fail to effectively manage our existing or future distributors and resellers effectively, our business and operating results could be materially and adversely affected.

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

If we are unable to sell our inventory in a timely manner, it could become obsolete, which could require us to write-down or write off obsolete inventory, which could harm our operating results.

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

We currently offer warranties ranging from one to five years on each of our products. Our products could contain undetected software or hardware errors or defects. If there is a product failure, we might have to replace all affected products, or we might have to refund the purchase price for the units. Regardless of the amount of testing we undertake, some errors might be discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in financial losses and claims against us. Significant product warranty claims against us could harm our business, reputation and financial results and cause the market price of our common stock to decline.

Our inability to obtain appropriate industry certifications or approvals from governmental regulatory bodies could impede our ability to grow revenues in our wireless products.

The sale of our wireless products in certain geographical markets is sometimes dependent on the ability to gain certifications and/or approvals by certain governmental bodies. In addition, many of our products are certified as meeting various industry quality and/or compatibility standards.  Failure to obtain these certifications or approvals, or delays in receiving such certification or approvals, could impact our ability to compete effectively or at all in these markets and could have an adverse impact on our revenues.

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

We believe that our future growth is dependent in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including geopolitical events, fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In many markets where we operate, business and cultural norms are different than those in the U.S., and practices that may violate laws and regulations applicable to us such as the Foreign Corrupt Practices Act, or FCPA, unfortunately are more commonplace. Although we have implemented policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees, contractors and agents, as well as distributors and resellers involved in our international sales, may take actions in violation of our policies. Many of our vendors and strategic business allies also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if one or more of our business partners are not able to successfully manage these risks. There can be no assurance that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.

Rising concern regarding international tariffs could materially and adversely affect our business and results of operations.

The current political landscape has introduced significant uncertainty with respect to future trade regulations and existing international trade agreements, as shown by the recent U.S.-initiated renegotiation of the North America Free Trade Agreement, and Brexit in Europe. This uncertainty includes the possibility of imposing tariffs or penalties on products manufactured outside the US, including the March 22, 2018 announcement of the US government’s institution of a 25% tariff on a range of products from China and the potential for increased trade barriers between the UK and the European Union. The institution of trade tariffs both globally and between the U.S. and China specifically, carries the risk of negatively affecting the overall economic conditions of both China and the U.S., which could have a negative impact on us, as we have significant contract manufacturing operations in China.

We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. If we are unable to source our products from the countries where we wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations. Furthermore, imposition of tariffs may result in local sourcing initiatives, or other developments that make it more difficult to sell our products in foreign countries, which would negatively impact our business and operating results.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees, on our networks and third-party cloud software providers. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.

Some of our new software offerings may be subject to various cybersecurity risks, which are particularly acute in the cloud-based technologies operated by us and other third parties that form a part of our solutions.

In connection with certain implementations of our management software platform, applications, SaaS offerings, including MACH10, Global Device Manager, Lantronix Gateway Central, and ConsoleFlow, we expect to store, convey and potentially process data produced by devices. This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business. It is important for us to maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business to provide a reasonable level of reliability and security. Despite available security measures and other precautions, the infrastructure and transmission methods used by our products and services may be vulnerable to interception, attack or other disruptive problems.

If a cyberattack or other security incident were to allow unauthorized access to or modification of our customers’ data or our own data, whether due to a failure with our systems or related systems operated by third parties, we could suffer damage to our brand and reputation. The costs we would incur to address and fix these incidents could significantly increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring. Further, as regulatory focus on privacy and data security issues continues to increase and worldwide laws and regulations concerning the protection of information become more complex, the potential risks and costs of compliance to our business will intensify.

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

We lease approximately 27,000 square feet for our corporate headquarters in Irvine, California. Our corporate headquarters includes sales, marketing, research and development, operations and administrative functions. Our lease agreement for our corporate headquarters expires in November 2020. In addition, we lease space for (i) a sales office in Shanghai, China and (ii) our engineering and design center in Hyderabad, India.

We believe our existing facilities are adequate to meet our needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are involved in various legal and government proceedings incidental to our business. These proceedings are in various procedural stages. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceedings which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, the outcome of legal proceedings is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they could, individually or in the aggregate, have a materially adverse effect on our financial position, operating results or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “LTRX.” The number of holders of record of our common stock as of August 17, 2018 was approximately 21. The following table presents, for the periods indicated, the high and low sales prices for our common stock:

	High	Low
Fiscal Year Ended June 30, 2018
First Quarter	$2.57	$1.80
Second Quarter	2.45	1.78
Third Quarter	2.69	1.98
Fourth Quarter	3.56	1.98
Fiscal Year Ended June 30, 2017
First Quarter	$2.14	$1.00
Second Quarter	1.89	1.33
Third Quarter	4.00	1.46
Fourth Quarter	4.09	2.12

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

We did not repurchase any shares of our common stock during fiscal 2018.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a “smaller reporting company.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes thereto included in Part II, Item 8 of this Report. This discussion and analysis contains forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” included in Part I, Item 1A of this Report. Please also see “Cautionary Note Regarding Forward Looking Statements” at the beginning of this Report.

Overview

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global provider of secure data access and management solutions for Internet of Things, or IoT, assets. Our mission is to be the leading supplier of IoT solutions that enable companies to simplify the creation, deployment, and management of IoT projects while providing secure access to data for applications and people.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa, or EMEA; and Asia Pacific Japan.

References to “fiscal 2018” refer to the fiscal year ended June 30, 2018 and references to “fiscal 2017” refer to the fiscal year ended June 30, 2017.

Products and Solutions

We organize our products and solutions into three product lines: IoT, IT Management and Other. Refer to “Products and Solutions” included in Part I, Item 1 of this Report, which is incorporated herein by reference, for further discussion.

Recent Developments

During the quarter ending September 30, 2018, we initiated a plan to realign certain personnel resources to better fit our current business needs. In connection with this plan, for the quarter ending September 30, 2018, we estimate incurring charges ranging from approximately $250,000 to $300,000, primarily consisting of severance-related costs.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related revenue recognition, sales returns and allowances, allowance for doubtful accounts, inventory valuation, warranty reserves, valuation of deferred income taxes, goodwill valuation, share-based compensation, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

A significant portion of our sales are made to distributors under agreements which contain limited rights to return unsold products and price adjustment provisions. Given these provisions, we have concluded the price to these distributors is not fixed and determinable at the time we deliver products to them. Accordingly, revenue and the related cost of revenue from sales to these distributors is not recognized until the distributor resells the product. These distributors provide us with periodic data regarding product, price, quantity and customers when products are shipped to their customers, as well as quantities of our products that they still have in stock.

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

Goodwill Impairment Testing

We evaluate goodwill for impairment on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist that would more likely than not reduce the fair value of our single reporting unit below its carrying amount.

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

Significant management judgment is required in estimating the reporting unit’s fair value and in the creation of the forecasts of future operating results that are used in the discounted cash flow method of valuation, including (i) estimation of future cash flows, which is dependent on internal forecasts, (ii) estimation of the long-term rate of growth of our business, (iii) estimation of the period during which cash flows will be generated and (iv) the determination of our weighted-average cost of capital, which is a factor in determining the discount rate. Our estimate of the reporting unit’s fair value would also generally include the consideration of a control premium, which is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e., market capitalization) to acquire a controlling interest. If our actual financial results are not consistent with our assumptions and judgments used in estimating the fair value of our reporting unit, we may be exposed to goodwill impairment losses.

During the fourth quarter of fiscal 2018, we made a qualitative assessment of whether goodwill impairment existed. Since our assessment of the qualitative factors did not result in a determination that it was more likely than not that the fair value of our single reporting unit is less than its carrying value, we were not required to perform the quantitative goodwill impairment test. As of June 30, 2018, the carrying value was $23,813,000 while our market capitalization was $53,699,000. We concluded that no goodwill impairment existed as of June 30, 2018.

Share-Based Compensation

We record share-based compensation in our consolidated statements of operations as an expense, based on the estimated grant date fair value of our share-based awards, with such fair values amortized to expense over the requisite service period. Our share-based awards are currently comprised of restricted stock units, stock options, and common stock purchase rights granted under our 2013 Employee Stock Purchase Plan, or our ESPP.

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

Results of Operations - Fiscal Years Ended June 30, 2018 and 2017

Summary

For fiscal 2018, our net revenue increased by approximately $850,000, or 1.9%, as compared to fiscal 2017. Our net income for fiscal 2018 was $680,000, as compared to a net loss of $277,000 for fiscal 2017, which was driven primarily by a $1,788,000, or 7.6%, increase in gross profit, partially offset by a $801,000, or 3.4%, increase in operating expenses.

Net Revenue

The following tables present our net revenue by product lines and by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
IoT	$34,742	76.2%	$32,795	73.3%	$1,947	5.9%
IT Management	9,666	21.2%	9,292	20.8%	374	4.0%
Other	1,172	2.6%	2,643	5.9%	(1,471)	(55.7%	)
	$45,580	100.0%	$44,730	100.0%	$850	1.9%

	Years Ended June 30,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Americas	$24,930	54.7%	$24,835	55.5%	$95	0.4%
EMEA	13,613	29.9%	13,258	29.6%	355	2.7%
Asia Pacific Japan	7,037	15.4%	6,637	14.9%	400	6.0%
	$45,580	100.0%	$44,730	100.0%	$850	1.9%

IoT

Net revenue from our IoT product line increased in fiscal 2018 as we experienced growth in unit sales in a variety of our product families in different geographic regions including (i) XPort in the Americas, EMEA and APJ regions, (ii) SGX, one of our newer products, in the Americas and EMEA regions (iii) XPort Pro in the Americas region and (iv) xPico in the Americas region and, to a lesser extent, the EMEA region. These increases were partially offset by decreased unit sales in our (i) Premierwave XC in the Americas region and (ii) WiPort product families across all regions.

IT Management

Net revenue from our IT Management product line increased in fiscal 2018 primarily due to growth in unit sales of our SLB product family driven by deployments of this product to two large customers in the Americas region.

Other

Net revenue from our Other product line decreased in fiscal 2018 due to (i) a decrease in net revenue from our xPrintServer, for which we experienced a large customer deployment in the prior year and (ii) the expected overall ongoing decline of end-of-life products within this product line. During fiscal 2018 management made the decision to discontinue the production of the PremierWave XN product family. As a result, we have reclassified the net revenues from this product family for both fiscal 2018 and fiscal 2017 from the IoT product line to the Other product line in the table above.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists of the cost of raw material components, subcontract labor assembly by contract manufacturers, manufacturing overhead, inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$25,368	55.7%	$23,580	52.7%	$1,788	7.6%

Gross profit as a percentage of net revenue (referred to as “gross margin”) for fiscal 2018 improved compared to fiscal 2017 primarily due to a combination of improved pricing, product mix and cost reductions, as well as lower charges for excess and obsolete inventories.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, advertising and marketing expenses and professional legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$11,965		$11,523		$442	3.8%
Severance and related charges	154		246		(92)	(37.4%	)
Professional fees and outside services	1,083		1,070		13	1.2%
Marketing and advertising	771		702		69	9.8%
Facilities and insurance	901		915		(14)	(1.5%	)
Share-based compensation	924		683		241	35.3%
Depreciation	184		214		(30)	(14.0%	)
Other	517		450		67	14.9%
Selling, general and administrative	$16,499	36.2%	$15,803	35.3%	$696	4.4%

Selling, general and administrative expenses increased in fiscal 2018 primarily due to (i) higher headcount-related expenses, as we added personnel to our sales and marketing teams and (ii) higher share-based compensation expenses, primarily attributable to stock awards being granted with a higher estimated fair value as a result of an increase in the market value of our stock price, along with increased participation in our ESPP.

For fiscal 2018, the “Other” line item in the table above includes a bad debt charge of $134,000 related to recent financial difficulties of one of our long-time customers which was unable to fully repay its account receivable to us.

From July 2017 through September 2017, we realigned certain personnel resources throughout our organization, primarily to optimize our operations and engineering efforts. These activities resulted in total net charges of approximately $506,000, which consisted primarily of severance costs, and to a lesser extent, termination costs related to our facility lease in Hong Kong. Of the total charges, approximately $154,000 was classified within selling, general and administrative expenses for the year ended June 30, 2018.

For fiscal 2017, we initiated personnel changes to our European sales team. The related expenses totaled $246,000 and consisted primarily of severance costs, and to a lesser extent, a facility lease termination cost.

Research and Development

Research and development expenses consisted of personnel-related expenses and share-based compensation, as well as payments to third-party vendors for research and development activities, and product certification costs.

The following table presents our research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$6,135		$6,134		$1	0.0%
Severance and related charges	314		–		314	100.0%
Facilities	818		809		9	1.1%
Outside services	300		317		(17)	(5.4%	)
Product certifications	178		287		(109)	(38.0%	)
Share-based compensation	192		181		11	6.1%
Depreciation	41		36		5	13.9%
Other	87		196		(109)	(55.6%	)
Research and development	$8,065	17.7%	$7,960	17.8%	$105	1.3%

Research and development expenses increased in fiscal 2018 primarily due to higher personnel-related expenses, driven by the severance and related charges discussed above, of which $314,000 was classified within research and development expenses for the year ended June 30, 2018. The overall increase in research and development expenses in fiscal 2018 was partially offset by a decrease in product certification costs primarily due to higher costs incurred during fiscal 2017 related to the development of certain WiFi products. During the current year we also benefited from the reversal of certain previously estimated accrued charges, included in the “Other” line item in the table above, for which we have determined no remaining liability exists.

Other Income (Expense), Net

Other income (expense), net, is comprised primarily of foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

Provision for Income Taxes

The following table presents our provision for income taxes:

	Years Ended June 30,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Provision for income taxes	$98	0.2%	$68	0.2%	$30	44.1%

The following table presents our effective tax rate based upon our provision for income taxes:

	Years Ended June 30,
	2018	2017
Effective tax rate	12.6%	(32.5%	)

We utilize the liability method of accounting for income taxes. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe these assets are more likely than not to be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we provided a full valuation allowance against our net deferred tax assets for fiscal 2018 and fiscal 2017.

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

June 30, 2018
(In thousands)
Federal	$89,755
State	$13,270

For federal income tax purposes, our NOL carryovers generated for tax years beginning before July 1, 2018 will begin to expire in the fiscal year ending June 30, 2021. For state income tax purposes, our NOLs began to expire in the fiscal year ended June 30, 2013. At June 30, 2018, our fiscal years ended June 30, 2014 through 2018 remain open to examination by the federal taxing jurisdiction and our fiscal years ended June 30, 2013 through 2018 remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in the fiscal year ended June 30, 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred. Pursuant to the Tax Cuts and Jobs Act enacted by the U.S. federal government in December 2017, for federal income tax purposes, NOL carryovers generated for our tax years beginning after June 30, 2018 can be carried forward indefinitely but will be subject to a taxable income limitation.

Liquidity and Capital Resources

Liquidity

The following table presents our working capital and cash and cash equivalents:

	June 30,
	2018	2017	Change
		(In thousands)
Working capital	$13,544	$10,391	$3,153
Cash and cash equivalents	$9,568	$8,073	$1,495

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under our revolving line of credit and cash generated from operations. We believe that these sources will be sufficient to fund our current requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

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

As of June 30, 2018, approximately $266,000 of our cash was held in foreign subsidiary bank accounts. This cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of such foreign locations may be subject to approval by the relevant foreign subsidiary’s board of directors.

Bank Line of Credit

We are party to a Loan and Security Agreement, or Loan Agreement, with Silicon Valley Bank, or SVB, which provides a $4,000,000 revolving line of credit, based on qualified accounts receivable. The Loan Agreement has a maturity date of September 30, 2018. We are currently discussing renewal options with SVB for the Loan Agreement.

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.25%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.25%. At June 30, 2018, we met the quick ratio requirement.

The Loan Agreement also includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth, or Minimum TNW, currently required to be approximately $6,681,000. The Minimum TNW is subject to adjustment upward to the extent we raise additional equity or debt financing or achieve net income in future periods. Our Actual Tangible Net Worth, or Actual TNW, is calculated as total stockholders’ equity, less goodwill.

The following table presents the Minimum TNW compared to our Actual TNW:

June 30, 2018
(In thousands)
Minimum TNW	$6,681
Actual TNW	$14,325

The following table presents certain information with respect to the Loan Agreement:

	June 30,
	2018	2017
	(In thousands)
Outstanding borrowings on the line of credit	$–	$–
Available borrowing capacity on the line of credit	$2,503	$2,812
Outstanding letters of credit	$51	$51

Our outstanding letters of credit at June 30, 2018 and 2017 were used as security deposits.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,		(Decrease)
	2018	2017	Increase
	(In thousands)
Net cash provided by operating activities	$509	$2,072	$(1,563)
Net cash used in investing activities	(229)	(236)	(7)
Net cash provided by financing activities	1,215	275	940

Operating Activities

Net cash provided by operating activities decreased in fiscal 2018 largely due to the impact of changes in certain operating assets and liabilities, as detailed below.

Inventory increased by $1,480,000, or 21.3%, as compared to June 30, 2017, partially driven by the acquisition of certain materials and components for which we anticipate supply constraints in the future. Accounts receivable increased by approximately $812,000, or 23.7%, as compared to June 30, 2017 primarily due to the timing of our sales and collections. The impact of these decreases on operating cash flows was partially offset by (i) net income of $680,000 in fiscal 2018 as compared to a net loss of $277,000 in fiscal 2017 and (ii) an increase in accounts payable of $1,225,000, or 45.1%, compared to June 30, 2017, which was driven primarily by the increase in inventories described above.

Investing Activities

Net cash used in investing activities in fiscal 2018 was related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment. Net cash used in investing activities in fiscal 2017 related to the purchase of property and equipment, primarily related to tooling, test equipment and other hardware and equipment for our software development lab in India.

Financing Activities

Net cash provided by financing activities during fiscal 2018 and fiscal 2017 resulted primarily from cash we received from the issuance of common stock to employees for (i) stock option exercises and (ii) ESPP purchases. This was partially offset by payments for (i) withholding taxes related to the vesting of restricted stock units and (ii) capital leases.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, including structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a “smaller reporting company.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by this Item 8, including the report of our independent registered public accounting firm, are included in Part IV, Item 15 of this Report, as set forth beginning on page F-1 of this Report, and are incorporated by reference into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2018 based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 30, 2018.

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

(c) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Portions of our definitive Proxy Statement on Schedule 14A relating to our 2018 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report, as indicated below.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth in Item 1 in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this Report, which is incorporated herein by reference.

The other information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2018 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2018 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2018 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2018 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2018 annual meeting of stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTRONIX, INC.

	By:	/s/ JEFFREY BENCK
Jeffrey Benck
President, Chief Executive Officer and Director
Date: August 23, 2018		(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Jeffrey Benck and Jeremy Whitaker, and each or either of them, acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY BENCK	President, Chief Executive Officer and Director	August 23, 2018
Jeffrey Benck	(Principal Executive Officer)

/s/ JEREMY WHITAKER	Chief Financial Officer	August 23, 2018
Jeremy Whitaker	(Principal Financial and Accounting Officer)

/s/ BERNHARD BRUSCHA	Chairman of the Board	August 23, 2018
Bernhard Bruscha

/s/ BRUCE EDWARDS	Director	August 23, 2018
Bruce Edwards

/s/ PAUL FOLINO	Director	August 23, 2018
Paul Folino

/s/ MARTIN HALE	Director	August 23, 2018
Martin Hale

/s/ HOSHI PRINTER	Director	August 23, 2018
Hoshi Printer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Lantronix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. and its subsidiaries (the Company) as of June 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner LLP

We have served as the Company’s auditor since 2011.

Newport Beach, California

August 23, 2018

LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30,	June 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$9,568	$8,073
Accounts receivable (net of allowance for doubtful accounts of $168 and $55 at June 30, 2018 and 2017, respectively)	4,244	3,432
Inventories, net	8,439	6,959
Contract manufacturers' receivable	649	476
Prepaid expenses and other current assets	370	440
Total current assets	23,270	19,380

Property and equipment, net	1,036	1,218
Goodwill	9,488	9,488
Other assets	61	46
Total assets	$33,855	$30,132

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,942	$2,717
Accrued payroll and related expenses	2,808	3,084
Warranty reserve	99	125
Other current liabilities	2,877	3,063
Total current liabilities	9,726	8,989
Long-term capital lease obligations	4	59
Other non-current liabilities	312	396
Total liabilities	10,042	9,444

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized; 18,908,196 and 17,808,696 shares issued and outstanding at June 30, 2018 and 2017, respectively	2	2
Additional paid-in capital	212,995	210,550
Accumulated deficit	(189,555)	(190,235)
Accumulated other comprehensive income	371	371
Total stockholders' equity	23,813	20,688
Total liabilities and stockholders' equity	$33,855	$30,132

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2018	2017
Net revenue	$45,580	$44,730
Cost of revenue	20,212	21,150
Gross profit	25,368	23,580
Operating expenses:
Selling, general and administrative	16,499	15,803
Research and development	8,065	7,960
Total operating expenses	24,564	23,763
Income (loss) from operations	804	(183)
Interest expense, net	(18)	(23)
Other expense, net	(8)	(3)
Income (loss) before income taxes	778	(209)
Provision for income taxes	98	68
Net income (loss) and comprehensive income (loss)	$680	$(277)

Net income (loss) per share - basic	$0.04	$(0.02)
Net income (loss) per share - diluted	$0.04	$(0.02)

Weighted-average common shares - basic	18,171	17,451
Weighted-average common shares - diluted	19,158	17,451

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2016	17,254	$2	$209,297	$(189,952)	$371	$19,718
Cumulative effect of accounting change	–	–	6	(6)	–	–
Shares issued pursuant to stock awards, net	555	–	529	–	–	529
Tax withholding paid on behalf of employees for restricted shares	–	–	(194)	–	–	(194)
Share-based compensation	–	–	912	–	–	912
Net loss	–	–	–	(277)	–	(277)
Balance at June 30, 2017	17,809	2	210,550	(190,235)	371	$20,688
Shares issued pursuant to stock awards, net	1,099	–	1,489	–	–	1,489
Tax withholding paid on behalf of employees for restricted shares	–	–	(213)	–	–	(213)
Share-based compensation	–	–	1,169	–	–	1,169
Net income	–	–	–	680	–	680
Balance at June 30, 2018	18,908	$2	$212,995	$(189,555)	$371	$23,813

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2018	2017
Operating activities
Net income (loss)	$680	$(277)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	1,169	912
Depreciation and amortization	442	594
Changes in operating assets and liabilities:
Accounts receivable	(812)	(268)
Inventories	(1,480)	(375)
Contract manufacturers' receivable	(173)	(107)
Prepaid expenses and other current assets	70	140
Other assets	(23)	13
Accounts payable	1,202	(7)
Accrued payroll and related expenses	(276)	1,267
Warranty reserve	(26)	(13)
Other liabilities	(264)	193
Net cash provided by operating activities	509	2,072

Investing activities
Purchases of property and equipment	(229)	(236)
Net cash used in investing activities	(229)	(236)

Financing activities
Tax withholding paid on behalf of employees for restricted shares	(213)	(194)
Net proceeds from issuances of common stock	1,489	529
Payment of capital lease obligations	(61)	(60)
Net cash provided by financing activities	1,215	275
Increase in cash and cash equivalents	1,495	2,111
Cash and cash equivalents at beginning of year	8,073	5,962
Cash and cash equivalents at end of year	$9,568	$8,073

Supplemental disclosure of cash flow information
Interest paid	$18	$23
Income taxes paid	$87	$73

See accompanying notes.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

1.           Summary of Significant Accounting Policies

The Company

Lantronix, Inc. (referred to in these notes to consolidated financial statements as “Lantronix”, “we,” “our,” or “us”), is a global provider of secure data access and management solutions for Internet of Things (“IoT”) assets. Our mission is to be the leading supplier of IoT solutions that enable companies to simplify the creation, deployment, and management of IoT projects while providing secure access to data for applications and people.

We were incorporated in California in 1989 and re-incorporated in Delaware in 2000.

Basis of Presentation

The consolidated financial statements include the accounts of Lantronix and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. At June 30, 2018, approximately $3,591,000 of our tangible assets were located outside of the United States (“U.S.”), a large portion of which was comprised of inventory held at (i) our third-party logistics provider in Hong Kong and (ii) our contract manufacturers in China.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The industry in which we operate is characterized by rapid technological change. As a result, estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, sales returns and allowances, inventory valuation, goodwill valuation, deferred income tax asset valuation allowances, share-based compensation and warranty reserves. To the extent there are material differences between our estimates and actual results, future results of operations will be affected.

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

For each of the fiscal years ended June 30, 2018 and 2017, over 99% of our net revenue came from sales of hardware products. Our remaining net revenues in each of these years was primarily attributable to professional engineering services and extended warranty services. We sell extended warranty services which extend the warranty period for an additional one to three years, depending upon the product. Warranty net revenue is deferred and recognized ratably over the warranty service period.

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

A significant portion of our sales are made to distributors under agreements which contain limited rights to return unsold products and price adjustment provisions. Given these provisions, we have concluded the price to these distributors is not fixed and determinable at the time we deliver products to them. Accordingly, revenue and the related cost of revenue from sales to these distributors is not recognized until the distributor resells the product. In addition, when the deferred revenue attributable to any distributor exceeds their receivable balance due to Lantronix at the balance sheet date, such excess is reclassified from net accounts receivable to a customer deposit and refunds liability, which is included in other current liabilities on the accompanying consolidated balance sheets.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount we expect to collect, which is net of an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our evaluation of the collectability of customer accounts receivable is based on various factors, including the length of time the receivables are past due, our history of bad debts and general industry conditions. Accounts that are deemed uncollectible are written off against the allowance for doubtful accounts.

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

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, contract manufacturers’ receivable, accounts payable, and accrued liabilities. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree to which the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. We do not have any assets or liabilities that were measured at fair value on a recurring basis, and during the fiscal years ended June 30, 2018 and 2017 we did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2018 and 2017. We did not have any other comprehensive income or losses during the fiscal years ended June 30, 2018 or 2017.

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

During the fourth quarter of the fiscal year ended June 30, 2018, we made a qualitative assessment of whether goodwill impairment existed and did not determine that it was more likely that not that the fair value of our single reporting unit was less than its carrying amount.

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

Share-Based Compensation

We account for share-based compensation by expensing the estimated grant date fair value of our shared-based awards ratably over the requisite service period. We recognize the impact of forfeitures on our share-based compensation expense as such forfeitures occur.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the fiscal year. Diluted net income (loss) per share is calculated by adjusting the weighted-average number of common shares outstanding, assuming any dilutive effects of outstanding share-based awards using the treasury stock method.

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

Advertising Expenses

Advertising expenses are recorded in the period incurred and totaled $213,000 and $108,000 for the fiscal years ended June 30, 2018 and 2017, respectively.

Segment Information

We have one operating and reportable business segment.

Recent Accounting Pronouncements

Shared-Based Compensation

In June 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that expands the scope of existing share-based compensation guidance for employees. The new standard will include share-based payment transactions for acquiring goods and services from nonemployees, whereby share-based payments to nonemployees will be measured and recorded at the fair value of the equity instruments that an entity is obligated to issue on the grant date. The standard will be effective for us beginning July 1, 2019, with early adoption permitted. Entities are required to adopt the standard using a modified retrospective approach with a cumulative adjustment to opening retained earnings in the year of adoption for the remeasurement of liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established. We are currently evaluating the date we intend to adopt this guidance and currently do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial statements.

Leases

In February 2016, FASB issued an accounting standard that revises lease accounting guidance. Most prominent among the changes in the standard is the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases under the existing guidance. The standard requires entities to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. In July 2018, FASB issued a practical expedient that would allow entities the option to apply the provisions of the new lease guidance at the effective date of adoption without adjusting the comparative periods presented.

The standard will be effective for Lantronix in the fiscal year beginning July 1, 2019, with early adoption permitted. While we are continuing to assess the potential impacts of this standard, we currently expect the most significant impact on our financial statements will be the recognition of ROU assets and lease liabilities for our operating leases. We have not yet determined which practical expedients we intend to utilize in connection with adopting the new standard, nor have we determined any quantitative impacts on our financial statements.

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

The standard permits two methods of adoption: (i) retrospectively to each prior reporting period presented (the full retrospective method), or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (the modified retrospective transition method). The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We will adopt the standard in the fiscal year beginning July 1, 2018 using the modified retrospective transition method, with the cumulative effect recognized in our accumulated deficit at the date of adoption.

We believe the most significant impact of adopting the standard relates to the timing of when revenue is recognized for sales made to distributors under agreements which contain limited rights to return unsold products and price adjustment provisions. Under the previous revenue guidance, we have historically concluded that the price to these distributors is not fixed and determinable at the time we deliver products to them, and thus revenue from sales to these distributors has not historically been recognized until the distributor resells the product. By contrast, under the new standard, we will recognize revenue when we transfer control to the distributor rather than deferring recognition until the distributor resells the products. In addition, we will establish appropriate accruals for the variable consideration aspect of sales to distributors, estimated primarily based on historical experience, including estimates for returns and price adjustments. Further, given certain requirements in the new standard regarding the presentation of estimated return assets and refund liabilities, we expect the adoption will result in an increase in our accounts receivable, net and a decrease in our inventories, net. We currently expect to record a decrease to the opening balance of accumulated deficit between $500,000 and $700,000 as a result of adopting the new standard.

2.           Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,
	2018	2017
	(In thousands)
Finished goods	$5,359	$4,191
Raw materials	2,547	1,694
Finished goods held by distributors	533	1,074
Inventories, net	$8,439	$6,959

Property and Equipment

The following table presents details of property and equipment:

	June 30,
	2018	2017
	(In thousands)
Computer, software and office equipment	$3,801	$3,737
Furniture and fixtures	450	465
Production, development and warehouse equipment	4,137	4,002
Construction-in-progress	50	29
Property and equipment, gross	8,438	8,233
Less accumulated depreciation	(7,402)	(7,015)
Property and equipment, net	$1,036	$1,218

The following table presents details of property and equipment recorded in connection with capital lease obligations:

	June 30,
	2018	2017
	(In thousands)
Property and equipment	$250	$250
Less accumulated depreciation	(182)	(122)
Total	$68	$128

The depreciation and amortization of property and equipment recorded in connection with capital lease obligations is included within depreciation and amortization expense recorded in the applicable functional line items on our consolidated statements of operations.

Warranty Reserve

The following table presents details of our warranty reserve:

	Years Ended June 30,
	2018	2017
	(In thousands)
Beginning balance	$125	$138
Charged to cost of revenues	168	65
Usage	(194)	(78)
Ending balance	$99	$125

Other Liabilities

The following table presents details of our other liabilities:

	June 30,
	2018	2017
	(In thousands)
Current
Customer deposits and refunds	$916	$1,119
Accrued raw materials purchases	460	484
Deferred revenue	305	196
Capital lease obligations	55	61
Taxes payable	296	275
Accrued operating expenses	845	928
Total other current liabilities	$2,877	$3,063

Non-current
Deferred rent	$137	$200
Deferred revenue	175	196
Total other non-current liabilities	$312	$396

Computation of Net Income (Loss) per Share

The following table presents the computation of net income (loss) per share:

	Years Ended June 30,
	2018	2017
	(In thousands, except per share data)
Numerator:
Net income (loss)	$680	$(277)
Denominator:
Weighted-average shares outstanding - basic	18,171	17,451
Effect of dilutive securities:	987	–
Weighted-average shares outstanding - diluted	19,158	17,451

Net income (loss) per share - basic	$0.04	$(0.02)
Net income (loss) per share - diluted	$0.04	$(0.02)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2018	2017
	(In thousands)
Common stock equivalents	644	1,503

Severance and Related Charges

Fiscal Year Ended June 30, 2018

From July 2017 through September 2017, we realigned certain personnel resources throughout our organization, primarily to optimize our operations and engineering efforts. These activities resulted in total charges of approximately $506,000 and consisted primarily of severance costs, and to a lesser extent, termination costs related to our facility lease in Hong Kong. These charges are included in the applicable functional line items within the accompanying consolidated statement of operations for the fiscal year ended June 30, 2018. As of June 30, 2018, we have no remaining liabilities related to these activities.

Fiscal Year Ended June 30, 2017

In January 2017, we initiated personnel changes to our European sales team. These activities resulted in total charges of $246,000 and consisted primarily of severance costs, and to a lesser extent, a facility lease termination cost. These charges are included in the applicable functional line items within the accompanying consolidated statement of operations for the fiscal year ended June 30, 2017.

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2018	2017
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$23	$3

3.           Bank Line of Credit

We are party to a Loan and Security Agreement (as amended, the “Loan Agreement”) with Silicon Valley Bank (“SVB”), which provides a $4,000,000 revolving line of credit, based on qualified accounts receivable. The Loan Agreement has a maturity date of September 30, 2018.

The Loan Agreement provides for an interest rate per annum equal to the greater of the prime rate plus 0.75% or 4.25%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of the prime rate plus 1.25% or 4.25%. At June 30, 2018, we met the quick ratio requirement.

The Loan Agreement also includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth (“Minimum TNW”), currently required to be approximately $6,681,000. The Minimum TNW is subject to adjustment upward to the extent we raise additional equity or debt financing or achieve net income in future periods. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total stockholders’ equity, less goodwill.

The following table presents the Minimum TNW compared to our Actual TNW:

June 30, 2018
(In thousands)
Minimum TNW	$6,681
Actual TNW	$14,325

The following table presents certain information with respect to the Loan Agreement:

	June 30,
	2018	2017
	(In thousands)
Outstanding borrowings on the line of credit	$–	$–
Available borrowing capacity on the line of credit	$2,503	$2,812
Outstanding letters of credit	$51	$51

Our outstanding letters of credit at June 30, 2018 and 2017 were used as security deposits.

4.           Stockholders’ Equity

Stock Incentive Plans

We have stock incentive plans in effect under which non-qualified and incentive stock options to purchase shares of Lantronix common stock (“stock options”) have been granted to employees, non-employees and board members. In addition, we have previously granted restricted common stock awards (“non-vested shares”) to employees and board members under these plans. Our current stock incentive program is governed by our Amended and Restated 2010 Stock Incentive Plan (as amended, the “2010 SIP”). Shares reserved for issuance under the 2010 SIP include rollover shares, which are any shares subject to equity compensation awards granted under our previous stock plan that expire or otherwise terminate without having been exercised in full or that are forfeited or repurchased by us by virtue of their failure to vest. A maximum of 2,100,000 of such shares are eligible for rollover. The 2010 SIP authorizes awards of stock options (both non-qualified and incentive), stock appreciation rights, non-vested shares, restricted stock units (“RSUs”) and performance shares. New shares are issued to satisfy stock option exercises and share issuances. As of June 30, 2018, approximately 1,378,000 shares remain available for issuance under the 2010 SIP. We have also granted stock options and RSUs under individual inducement award agreements.

The Compensation Committee of our board of directors determines eligibility, vesting schedules and exercise prices for stock options and shares granted under the plans. Stock options are generally granted with an exercise price equal to the market price of our common stock on the grant date. Stock options generally have a contractual term of seven to ten years. Share-based awards generally vest and become exercisable over a one to four-year service period. As of June 30, 2018, no stock appreciation rights, non-vested shares, or performance shares were outstanding. No income tax benefit was realized from activity in the share-based plans during the fiscal years ended June 30, 2018 and 2017.

Stock Option Awards

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. Expected volatilities are based on the historical volatility of our stock price. The expected term of stock options granted is estimated using the simplified method, as permitted by guidance issued by the Securities and Exchange Commission. We use the simplified method because we believe we are unable to rely on our limited historical exercise data or alternative information as a reasonable basis upon which to estimate the expected term of such options. The risk-free interest rate assumption is based on the U.S. Treasury interest rates appropriate for the expected term of our stock options.

The following weighted-average assumptions were used to estimate the fair value of all of our stock option grants:

	Years Ended June 30,
	2018	2017
Expected term (in years)	4.8	4.8
Expected volatility	65%	65%
Risk-free interest rate	1.81%	1.43%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity for all of our stock options:

		Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Balance of options outstanding at June 30, 2017	4,184	$1.78
Options granted	950	2.16
Options forfeited	(183)	1.71
Options expired	(322)	3.70
Options exercised	(698)	1.70
Balance of options outstanding at June 30, 2018	3,931	$1.73	4.3	$4,408
Options exercisable at June 30, 2018	2,071	$1.70	3.2	$2,393

The following table presents a summary of grant date fair value and intrinsic value information for all of our stock options:

	Years Ended June 30,
	2018	2017
	(In thousands, except per share data)
Weighted-average grant date fair value per share	$1.18	$0.93
Intrinsic value of options exercised	$693	$120

Restricted Stock Units

The fair value of our RSUs is based on the closing market price of our common stock on the grant date.

The following table presents a summary of activity with respect to our RSUs during the fiscal year ended June 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2017	300	$1.29
Granted	40	2.05
Vested	(200)	1.27
Balance of RSUs outstanding at June 30, 2018	140	$1.51

Employee Stock Purchase Plan

We have a 2013 Employee Stock Purchase Plan (the “ESPP”), under which 1,300,000 shares of our common stock were initially reserved for future issuance. The ESPP is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions. Each of our employees (including officers) is eligible to participate in the ESPP, subject to certain limitations, as defined in the ESPP.

The ESPP is implemented by consecutive, overlapping offering periods lasting 24 months (an “Offering Period”), with a new Offering Period commencing on the first trading day on or after May 16 and November 16 of each year. Common stock may be purchased under the ESPP every six months (a “Purchase Period”), at a price not less than 85% of the lesser of the fair market value of our common stock on (i) the first trading day of each Offering Period or (ii) the last trading day of each Purchase Period. To the extent the fair market value of our common stock on the enrollment date of a new Offering Period is lower than the fair market value of our common stock on the enrollment date of the immediately preceding Offering Period, then all participants in the immediately preceding Offering Period will be automatically withdrawn from such Offering Period immediately after the exercise of their options on the exercise date immediately preceding the new Offering Period and automatically re-enrolled in the new Offering Period as of the first day thereof. Generally, a participant in the ESPP may withdraw from an Offering Period at any time without affecting his or her eligibility to participate in future Offering Periods and may increase or decrease the rate of his or her payroll deductions during an Offering Period.

For purposes of measuring share-based compensation expense and calculating net income (loss) per share, we account for common stock purchase rights granted under the ESPP in the same manner as our other shared-based awards.

The per share fair value of stock purchase rights granted under the ESPP was estimated using the following weighted-average assumptions:

	Years Ended June 30,
	2018	2017
Expected term (in years)	1.3	1.3
Expected volatility	64%	74%
Risk-free interest rate	1.76%	1.01%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity under our ESPP during the fiscal year ended June 30, 2018:

Year Ended
June 30, 2018
(In thousands, except per share data)
Shares available for issuance at June 30, 2017	476
Shares issued	(328)
Shares available for issuance at June 30, 2018	148
Weighted-average purchase price per share	$1.25
Intrinsic value of ESPP shares on purchase date	$316

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each applicable functional line item on our consolidated statements of operations:

	Years Ended June 30,
	2018	2017
	(In thousands)
Cost of revenues	$53	$48
Selling, general and administrative	924	683
Research and development	192	181
Total share-based compensation expense	$1,169	$912

The following table presents a summary of the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of June 30, 2018:

	Remaining Unrecognized Compensation Expense	Remaining Weighted-Average Years to Recognize
	(In thousands)
Stock options	$1,556	2.6
RSUs	$167	0.9
Common stock purchase rights under ESPP	$235	1.6

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation expense will increase to the extent that we grant additional share-based awards.

5.            401(k) Plan

We have a savings plan (the “Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 100% of their base pay, subject to limitations. We made approximately $150,000 and $136,000 in matching contributions to participants in the Plan during the fiscal years ended June 30, 2018 and 2017, respectively.

In addition, we may make discretionary profit sharing contributions, subject to limitations. During the fiscal years ended June 30, 2018 and 2017, we made no such contributions to the Plan.

6.            Litigation

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

7.            Income Taxes

The provision for income taxes consists of the following components:

	Years Ended June 30,
	2018	2017
	(In thousands)
Current:
Federal	$–	$–
State	(1)	6
Foreign	99	62
	98	68
Deferred:
Federal	–	–
State	–	–
Foreign	–	–
Provision for income taxes	$98	$68

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2018	2017
	(In thousands)
United States	$504	$(465)
Foreign	274	256
Income (loss) before income taxes	$778	$(209)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2018	2017
	(In thousands)
Deferred tax assets:
Tax losses and credits	$19,870	$31,024
Reserves not currently deductible	1,714	3,114
Deferred compensation	276	482
Inventory capitalization	369	754
Marketing rights	–	85
Depreciation	106	252
Other	114	218
Gross deferred tax assets	22,449	35,929
Valuation allowance	(22,155)	(35,449)
Deferred tax assets, net	294	480
Deferred tax liabilities:
State taxes	(294)	(480)
Deferred tax liabilities	(294)	(480)
Net deferred tax assets (liabilities)	$–	$–

We have recorded a valuation allowance against our net deferred tax assets, due to uncertainties surrounding the realization of the deferred tax assets.

The following table presents a reconciliation of the provision for income taxes to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2018	2017
	(In thousands)
Statutory federal provision (benefit) for income taxes	$214	$(71)
Increase (decrease) resulting from:
Change in tax rate	12,887	86
Officer compensation	49	–
Stock options	(100)	(14)
Other permanent differences	(5)	25
Change in valuation allowance	(13,204)	(236)
Deferred compensation	–	44
One-time transition tax	63	–
Foreign tax rate variances	23	(25)
Other	171	259
Provision for income taxes	$98	$68

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

June 30,
2018
(In thousands)
Federal	$89,755
State	$13,270

For federal income tax purposes, our NOL carryovers generated for tax years beginning before July 1, 2018 will begin to expire in the fiscal year ending June 30, 2021. For state income tax purposes, our NOLs began to expire in the fiscal year ended June 30, 2013. Pursuant to the Tax Cuts and Jobs Act (the “2017 Act”) enacted by the U.S. federal government in December 2017, discussed further below, for federal income tax purposes, NOL carryovers generated for our tax years beginning after June 30, 2018 can be carried forward indefinitely, but will be subject to a taxable income limitation.

We continue to assert that our foreign earnings are indefinitely reinvested in our overseas operations and as such, deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries. However, given the passage of the 2017 Act, we may re-evaluate our position.

Tax Cuts and Jobs Act

The 2017 Act changes existing U.S. tax law to, among other things (i) lower U.S. corporate tax rates and implement a territorial tax system, (ii) generally reduce a company’s ability to utilize accumulated NOLs and (iii) require the calculation of a one-time transition tax on certain previously unrepatriated foreign earnings and profits (“E&P”) as part of the transition to the new territorial tax system. In addition, the 2017 Act impacts a company’s estimates of its deferred tax assets and liabilities. Since we have a June 30 fiscal year-end, the lower U.S. corporate tax rate is phased in, resulting in a blended rate of approximately 28% for our fiscal year ended June 30, 2018, and a statutory rate of 21% for our fiscal years thereafter.

Pursuant to U.S. GAAP, changes in tax rates and tax laws are accounted for in the period of enactment, and the resulting effects are recorded as discrete components of the provision for income taxes related to continuing operations in the same period. We have evaluated the impact of the 2017 Act on our consolidated financial statements for the fiscal year ended June 30, 2018. In doing so, we estimated a one-time transition tax liability with respect to our calculated unrepatriated foreign E&P of approximately $63,000. We have offset this liability by utilizing our existing NOLs, resulting in no net effect to our provision for income taxes for the fiscal year ended June 30, 2018. Additionally, we have recorded a decrease in our net deferred tax assets of approximately $12,850,000, with a corresponding offset to our estimated full valuation allowance against our net deferred tax assets, resulting in no net effect on our provision for income taxes.

Unrecognized Tax Benefits

The following table summarizes our liability for uncertain tax positions for the fiscal year ended June 30, 2018 (in thousands):

Year Ended
June 30, 2018
Balance as of June 30, 2017	$6,600
Change in balances related to uncertain tax positions	–
Balance as of June 30, 2018	$6,600

At June 30, 2018, we had $6,600,000 of gross unrecognized tax benefits. Of the total unrecognized tax benefits at June 30, 2018, $6,600,000 was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in our valuation allowance of $6,600,000. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the fiscal years ended June 30, 2018 and 2017 we recorded an immaterial expense for interest and penalties related to income tax matters in the provision for income taxes. At June 30, 2018, we had approximately $200,000 of accrued interest and penalties related to uncertain tax positions.

At June 30, 2018, our fiscal years ended June 30, 2014 through 2018 remain open to examination by the federal taxing jurisdiction and our fiscal years ended June 30, 2013 through 2018 remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in the fiscal year ended June 30, 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred. Our fiscal years ended June 30, 2011 through 2018 remain open to examination by foreign taxing authorities. We do not anticipate that the amount of unrecognized tax benefits as of June 30, 2018 will significantly increase or decrease within the next 12 months.

8.           Commitments and Contingencies

Leases

We lease office equipment and office and warehouse facilities under non-cancelable capital and operating leases.

We currently lease approximately 27,000 square feet of office space for our corporate headquarters in Irvine, California. The lease for this facility commenced in July 2015, is for a term of 65 months and provides for annual rent increases. The lease agreement provided for a tenant improvement allowance from the landlord of up to $243,000 for tenant improvements and other qualified expenses for which the landlord paid for approximately $190,000 in tenant improvements, and reimbursed Lantronix for the remaining $53,000.

The following schedule presents minimum lease payments for all non-cancelable operating and capital leases as of June 30, 2018:

	Capital	Operating
Years Ending June 30,	Leases	Leases	Total
	(In thousands)
2019	57	573	630
2020	4	549	553
2021	–	255	255
Total	61	$1,377	$1,438
Amounts representing interest	(2)
Present value of net minimum lease payments	59
Less: capital lease obligations, short-term portion (included in other current liabilities)	55
Capital lease obligations, long-term portion	$4

The following table presents rent expense:

	Years Ended June 30,
	2018	2017
	(In thousands)
Rent expense	$717	$717

9.           Significant Geographic, Customer and Supplier Information

The following table presents our sales within geographic regions as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended June 30,
	2018	2017
Americas	55%	55%
Europe, Middle East, and Africa	30%	30%
Asia Pacific Japan	15%	15%
Total	100%	100%

The following table presents sales to significant countries as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended June 30,
	2018	2017
U.S. and Canada	54%	55%
Germany	16%	15%
United Kingdom	7%	8%
Japan	7%	7%

Customers

The following table presents sales to our significant customers as a percentage of net revenue:

	Years Ended June 30,
	2018	2017

Top five customers (1)(2)	51%	50%
Ingram Micro	19%	17%
Arrow	12%	11%
Tech Data	*	10%

*	Less than 10%
(1)	Includes Ingram Micro, Arrow and Tech Data for the fiscal years ended June 30, 2018 and 2017.
(2)	All top five customers are distributors, who are part of our product distribution system.

No other customer represented more than 10% of our annual net revenue during these fiscal years.

Related Party Transactions

We had no net revenue from related parties for the fiscal years ended June 30, 2018 and 2017.

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

10.           Subsequent Event

During the quarter ending September 30, 2018, we initiated a plan to realign certain personnel resources to better fit our current business needs. In connection with this plan, for the quarter ending September 30, 2018, we estimate incurring charges ranging from approximately $250,000 to $300,000, primarily consisting of severance-related costs.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8–K	3.2	11/15/2012

10.1*	Lantronix, Inc. Amended and Restated 2000 Stock Plan		10–K	10.35	09/28/2009

10.2*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2000 Stock Plan		10–K	10.4.1	9/11/2007

10.3*	Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.2	11/08/2010

10.4*	Form of Stock Option Agreement under the Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.3	11/08/2010

10.5*	Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan, as Amended on November 14, 2017		8-K	99.1	11/15/2017

10.6*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.3	05/09/2013

10.7*	Form of Restricted Stock Award Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.4	05/09/2013

10.8*	Lantronix, Inc. 2013 Employee Stock Purchase Plan		S–8	4.1	05/09/2013

10.9*	Letter Agreement dated September 8, 2011 between Lantronix, Inc. and Jeremy Whitaker		8–K	10.1	09/26/2011

10.10*	Amendment to Offer Letter between Lantronix, Inc. and Jeremy Whitaker, dated as of November 13, 2012		8-K	99.2	11/15/2012

10.11*	Form of Indemnification Agreement entered into between Lantronix, Inc. with its directors and certain of its executive officers		8-K	10.2	06/20/2016

10.12	Loan and Security Agreement dated May 31, 2006 between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.2	02/14/2012

10.13	Amendment dated August 14, 2008 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		10–K	10.27	09/19/2008

10.14	Amendment dated September 2010, to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.1	11/08/2010

10.15	Amendment dated August 18, 2011 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		8–K	10.1	08/24/2011

24

10.16	Amendment dated January 19, 2012 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.1	02/14/2012

10.17	Amendment dated October 16, 2012 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		8–K	99.1	10/22/2012

10.18	Amendment dated September 30, 2014 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		8–K	99.1	10/02/2014

10.19	Assumption and Amendment to the Loan and Security Agreement dated September 22, 2016 between Lantronix, Inc. and Silicon Valley Bank		8-K	10.1	09/26/2016

10.20	Lease dated January 9, 2015 between Lantronix, Inc. and The Irvine Company, LLC		8–K	99.1	01/20/2015

10.21*	Summary of Lantronix, Inc. Annual Bonus Program		8-K	99.1	09/08/2015

10.22	Lantronix, Inc. Stock Ownership Guidelines for Non-Employee Directors, as revised		8-K	99.2	09/08/2015

10.23*	Lantronix, Inc. Non-Employee Director Compensation Policy, as revised		8-K	99.3	09/08/2015

10.24*	Offer Letter dated December 5, 2015 between Lantronix, Inc. and Jeffrey W. Benck		8–K	99.1	12/07/2015

10.25*	Form of Restricted Stock Unit Award Agreement by and between Lantronix, Inc. and Jeffrey Benck		S–8	4.4	04/28/2016

10.26*	Form of Inducement Stock Option Agreement by and between Lantronix, Inc. and Kevin Yoder		S–8	4.5	04/28/2016

10.27*	Offer Letter dated January 22, 2016 between Lantronix, Inc. and Kevin Yoder		10-K	10.30	08/24/2016

10.28*	Letter Agreement dated August 31, 2016 between Lantronix, Inc. and Jeremy Whitaker		8-K	10.1	09/02/2016

21.1	Subsidiaries of Lantronix, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm, Squar Milner LLP	X

24.1	Power of Attorney (included on the signature page)	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*	Indicates management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.