Form 10-K/A
period 2018-06-30
LANTRONIX INC
filed 2018-09-10
CIK 1114925

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

As of September 4, 2018, there were 19,116,589 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LANTRONIX, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2018

i

EXPLANATORY NOTE

Lantronix, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Original Filing” or our “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2018 solely to include the information required in Part III (Items 10 through 14) of Form 10-K. In addition, we are amending Item 15 of Part IV, solely to include new certifications by our Chief Executive Officer and Chief Financial Officer as Exhibits 31.3 and 31.4 hereto, as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

Except as specifically described above, no other changes have been made to the Original Filing. In order to preserve the nature and character of the disclosures in the Original Filing, except as specifically discussed in this Amendment No. 1, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s subsequent filings with the SEC. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Filing, and such forward-looking statements should be read in their historical context.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth certain information, in each case as of September 4, 2018, concerning our directors:

Name	Age	Director Since	Position With Lantronix
Jeffrey Benck	53	2015	President, Chief Executive Officer and Director
Bernhard Bruscha	65	2007	Chairman of the Board
Bruce C. Edwards	64	2012	Director
Paul F. Folino	73	2012	Director
Martin Hale, Jr.	46	2016	Director
Hoshi Printer	76	2010	Director

The following is a description of the business experience, qualifications, skills and educational background of each of our directors, including each director’s relevant business experience:

Jeffrey Benck has served as our President and Chief Executive Officer, and as a member of our Board, since December 2015. Before joining the Company, Mr. Benck served as President and Chief Executive Officer, and as a director, of Emulex Corporation, a global supplier of advanced networking, monitoring and management solutions, from July 2013 to May 2015, when Emulex was acquired by Avago Technologies. Mr. Benck joined Emulex in May 2008 as Executive Vice President and Chief Operating Officer and was subsequently appointed to President and Chief Operating Officer in August 2010. Prior to joining Emulex, Mr. Benck was President and Chief Operating Officer of QLogic Corporation, a supplier of storage networking solutions. Prior to that, Mr. Benck worked for IBM Corporation, a global leader in information technology and services, for 18 years, including serving as Vice President of xSeries BladeCenter and Retail Store Solutions development.

As our Chief Executive Officer, Mr. Benck provides intimate knowledge of our operations that are a vital component of Board discussions. In addition, Mr. Benck’s prior experience as a chief executive officer in the technology industry provides the Board with insight into important issues that we face.

Bernhard Bruscha has served as Chairman of the Board of the Company from June 1989 to May 2002 and from May 2012 to the present. Mr. Bruscha is a serial entrepreneur who started his career in the 1970s, as one of three founding partners in a computer networking software company and for more than 20 years has successfully founded, grown and sold or merged several technology and other companies. From May 2002 to April 2015, Mr. Bruscha served as chairman of the Supervisory Board of transtec AG, a computer systems manufacturer and direct computer reseller. Mr. Bruscha is also Managing Director of TL Investment GmbH and Managing Director of technovest alpha GmbH located in Tübingen, Germany.

Mr. Bruscha’s extensive business, managerial, executive and leadership experience in the technology industry, including as an active designer of software systems and a founder of several technology distribution and hardware companies, make him a valuable member of the Board.

Bruce C. Edwards has served as a member of our Board since 2012. Mr. Edwards has served as a director of Semtech Corporation, a supplier of analog and mixed-signal semiconductor products since 2006, and serves as chairman of its compensation committee. He served as a director of Emulex Corporation, a global supplier of advanced storage networking infrastructure solutions from May 2000 to May 2015, when Emulex was acquired by Avago Technologies. Mr. Edwards was chairman of the board of Emulex from February 2014 to May 2015. From February 2005 to November 2007, he served as the executive chairman of the board of directors of Powerwave Technologies, Inc., a leading designer, manufacturer and supplier of advance coverage and capacity solutions for the wireless communications industry. From February1996 until February 2005, Mr. Edwards served as Chief Executive Officer and as a director of Powerwave. Mr. Edwards also served as President of Powerwave from February 1996 to May 2004. Before joining Powerwave, Mr. Edwards served eleven years at AST Research, Inc., a personal computer company, where his last positions were Executive Vice President, Chief Financial Officer and a director.

Mr. Edwards has leadership experience through his past experience as the chairman and chief executive officer of a publicly-traded global technology company. His management and operational expertise is accompanied by his experience relating to the design and manufacture of technology products, and skills relating to financial statements and accounting matters, making him a valuable member of the Board.

Paul F. Folino has served as a member of our Board since 2012. Mr. Folino served in a number of board and executive positions at Emulex from 1993 to May 2015 when Emulex was acquired by Avago Technologies, including as Emulex’s executive chairman of the board of directors from September 2006 to November 2011; as Chief Executive Officer from May 1993 to September 2006; and as chairman of the board of directors from 2002 to 2006 and from November 2011 to July 2013. Prior to joining Emulex, Mr. Folino served as President and Chief Operating Officer of Thomas-Conrad Corporation, a manufacturer of local area networking products from 1991 to 1993. He also serves on the boards of directors of CoreLogic, Inc., a provider of consumer, financial and property information, analytics and services to business and government, where he serves as chairman of the board.

Mr. Folino’s current experience as director of several public companies and his prior experience as an executive in the technology industry provide him with the skills and qualifications to serve on our Board.

Martin Hale, Jr. has served as a member of our Board since June 2016. Mr. Hale has served as the founder and Chief Executive Officer of Hale Capital Partners, LP, a New York-based private growth equity fund, since 2007. Mr. Hale currently serves as a director of Falconstor Software, Inc. and Top Image Systems, Ltd. Mr. Hale has also served as a director of Adept Technology, Inc., Flarion Corporation, Celiant Corporation, Analex Corporation, Aurora Flight Sciences, Vallent Corporation, Paradigm Holdings, LocationLogic LLC, United Silver Corp., and Telanetix. Prior to Hale Capital Partners, Mr. Hale was a Managing Director and member of the founding team of Pequot Ventures, an associate at Geocapital Partners, and an analyst with Broadview International.

Mr. Hale’s qualifications to serve on the Board include his 19 years of experience in venture capital and private equity as an investor and a board member of technology companies.

Hoshi Printer has served as a member of our Board since 2010. Mr. Printer’s background includes four decades of relevant general and financial management experience, including serving as chief financial officer for several technology companies, including the following: Autobytel, an online automotive marketplace; Peerless Systems Corporation, an embedded imaging systems company; Neuron Data, a developer of high-end, client-server, object- and web-oriented tools; Soane Technologies, an ophthalmic and bioscience business; and Catalytica, a developer of environmental technology. From 2005 to 2010, Mr. Printer was a chief financial officer consultant. His clients included Private Access, Inc., a technology company, Avamar Technologies, Inc., a provider of enterprise data storage software, and Path 1 Network Technologies, a provider of television over IP technology to broadcasters. Mr. Printer also served as the divisional Vice President of Finance for Xerox Corporation.

Mr. Printer’s financial expertise, exemplified by his background and experience in a number of companies as a senior financial officer, and his broad experience with technology companies make him a valuable asset to the Board and qualify him to serve as an audit committee financial expert and Chairman of the Audit Committee.

Corporate Governance Guidelines

The Board has established Corporate Governance Guidelines that it follows in matters of corporate governance, which are posted under the “About Us – Investor Relations” section of our website at www.lantronix.com. The information included on or accessed through our website shall not be incorporated into or otherwise be made a part of this Amendment. References to our website address in this Amendment are inactive textual references only.

The following includes a summary of our Corporate Governance Guidelines and additional information regarding our Board.

Director Independence

Our Corporate Governance Guidelines require that a majority of our directors meet the criteria for independence set forth under applicable securities laws, including applicable rules and regulations of the SEC and applicable listing standards of the Nasdaq Stock Market (“Nasdaq”). The Nasdaq listing standards provide that an independent director is one who the Board affirmatively determines is free of any relationship that would interfere with that individual’s exercise of independent judgment. Our Board has reviewed the relationships between the Company, including our subsidiaries and affiliates, and each Board member. Based on its review, the Board has affirmatively determined that Bernhard Bruscha, Bruce C. Edwards, Paul F. Folino, Martin Hale, Jr. and Hoshi Printer currently have no relationships that would interfere with their exercise of independent judgment and that each of them is “independent” in accordance with the foregoing independence standards. Jeffrey Benck was determined not to be independent based on his service as our President and Chief Executive Officer.

Board Leadership Structure

Our Corporate Governance Guidelines provide that the Board will appoint a Chairman of the Board with the approval of a majority of the directors then in office or as otherwise provided in our Bylaws. While any director (including the Chief Executive Officer or other management director) is eligible for appointment as the Chairman of the Board, the Board’s current preferred governance structure is to have an independent director serve as Chairman of the Board. Accordingly, the Board is currently led by Bernhard Bruscha, our Chairman of the Board, a position separate from our Chief Executive Officer and President. Separating the positions of Chief Executive Officer and Chairman of the Board allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management.

Risk Oversight

While our management has primary responsibility for identifying and mitigating risks, the Board has overall responsibility for oversight of such risks, with a focus on the most significant risks facing the Company. At least annually, management and the Board jointly review our strategic goals and associated risks. Throughout the year, the Board and the committees to which the Board has delegated responsibility dedicate a portion of their meetings to review and discuss specific risk topics in greater detail.

The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

•	The Audit Committee oversees our risk policies and processes relating to financial statements and financial reporting, as well as investment, capital structure and compliance risks, and the guidelines, policies and processes for monitoring and mitigating those risks.

•	The Compensation Committee oversees risks associated with our incentive plans, the compensation of executive management, and the effect the compensation structure may have on business decisions.

•	The Corporate Governance and Nominating Committee oversees risks related to our governance structure and the evaluation of individual Board members and committees.

The Board’s risk oversight process builds upon management’s enterprise-wide risk assessment and mitigation processes, which include ongoing monitoring of various risks including those associated with long-term strategy and business operations, regulatory and legal compliance and financial reporting.

Meetings of the Board

During fiscal 2018, the Board held eleven meetings. Each director attended at least 75% of the meetings of the Board held during the period of his tenure in fiscal 2018.

Executive Sessions

Although the Chief Executive Officer and other members of senior management are invited to attend meetings of the Board, the members of the Board meet in executive session, without executive management present, in conjunction with each of the regularly scheduled meetings of the Board. Each committee of the Board also meets regularly in executive session without executive management present. In addition, the Audit Committee meets quarterly in separate executive sessions with our independent registered public accounting firm and with our Chief Financial Officer.

Director Attendance at Annual Stockholder Meetings

Under our Corporate Governance Guidelines, our directors are expected to attend our annual meetings of stockholders. All of our directors attended the 2017 annual meeting of stockholders.

Committees of the Board

To facilitate independent director review, and to make the most effective use of our directors’ time and capabilities, the Board has established the following standing committees: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. The responsibilities of each committee are set forth in a written charter, each of which has been approved by the Board. Each standing committee reviews and assesses the adequacy of its charter on an annual basis. Each such charter is available under the “About Us – Investor Relations” section of our website at www.lantronix.com. The Board is permitted to establish other committees from time to time as it deems appropriate. Current committee membership and the number of meetings of each committee in fiscal 2018 are shown in the table below.

	Audit Committee	Compensation Committee	Corporate Governance & Nominating Committee
Bruce C. Edwards	Member	Chair	Member
Paul F. Folino	Member	Member	Chair
Martin Hale, Jr.	–	Member	–
Hoshi Printer	Chair	Member	Member
Number of Fiscal 2018 Meetings	4	5	4

Jeffrey Benck and Bernhard Bruscha are not currently members of any committee. Each of the directors who were members of a committee attended 100% of all meetings held by each committee of the Board on which he served during the period of his tenure in fiscal 2018.

Audit Committee

The Audit Committee is composed of three directors, each of whom is independent and meets the Nasdaq financial literacy requirements for audit committee service. The Board has determined that each of the members of the Audit Committee meets the enhanced independence requirements of the SEC and that Mr. Printer is an “audit committee financial expert” under the rules of the SEC.

The Audit Committee assists the Board in fulfilling its responsibilities for general oversight of the integrity of our financial statements, compliance with legal and regulatory requirements, the qualifications and independence of our independent registered public accounting firm, the performance of our independent registered public accounting firm, risk assessment and risk management, and finance and accounting functions. The Audit Committee also appoints, retains, terminates, determines compensation for, and oversees our independent registered public accounting firm, reviews the scope of the audit by our independent registered public accounting firm, and reviews the effectiveness of our accounting and internal control functions. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding for, internal or external legal, accounting or other advisers as the Audit Committee deems necessary to carry out its duties.

In addition, the Audit Committee assists the Board in overseeing the implementation and monitoring of the effectiveness of our Code of Business Conduct and Ethics Policy (“Code of Conduct”). The Audit Committee also reviews, with our management and our independent registered public accounting firm, our policies and procedures with respect to risk assessment and risk management relating to financial statements and financial reporting, as well as investment, capital structure and compliance risk, and the guidelines, policies and processes for monitoring and mitigating those risks. The Audit Committee is also responsible for the review and approval of related party transactions.

Compensation Committee

The Compensation Committee is composed of four directors, each of whom is independent as the term is defined within the Nasdaq listing standards for compensation committee service. The Board has determined that each of the members of the Compensation Committee meets the enhanced independence requirements of the SEC. Each of the members of the committee is also a “nonemployee director” as that term is defined under Rule 16b-3 of the Exchange Act and an “outside director” as that term is defined in Treasury Regulation Section 1.162-27(e)(3).

The Compensation Committee determines our overall policies on compensation, and determines the compensation of our Chief Executive Officer and other executive officers. In addition, the Compensation Committee administers our equity incentive plans and reviews the philosophy and policies behind, and any material risks created by, the salary, bonus and equity compensation arrangements for all employees. The Compensation Committee also makes recommendations to the Board with respect to amendments to our equity incentive plans. The Compensation Committee also reviews and recommends to the Board the compensation of directors. The Compensation Committee has the authority to obtain advice and assistance from, and receive appropriate funding for, internal or external legal, compensation, accounting or other advisers as the Compensation Committee deems necessary to carry out its duties.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is composed of three directors, each of whom is independent as the term is defined within the Nasdaq listing standards.

The Corporate Governance and Nominating Committee makes recommendations to the Board regarding candidates for election as directors and is otherwise responsible for matters relating to the nomination of directors, including evaluating the “independence” of directors and director nominees against the independence requirements of the Nasdaq listing standards, SEC rules and other applicable laws. The Corporate Governance and Nominating Committee assists with the structure and membership of Board committees.

The Corporate Governance and Nominating Committee reviews our corporate governance policies and procedures and recommends changes it deems appropriate. The Corporate Governance and Nominating Committee also oversees the Board and committee self-assessment and director performance evaluation process.

Code of Conduct and Complaint Procedures

We have adopted a Code of Conduct that applies to all of our directors, officers and employees. The Code of Conduct operates as a tool to help our directors, officers and employees understand and adhere to the high ethical standards we expect. The Code of Conduct is posted under the “About Us – Investor Relations” section of our website at www.lantronix.com.

Concerns relating to accounting, internal controls or auditing matters should be brought to the attention of a member of our senior management or the Audit Committee, as appropriate, and will be handled in accordance with procedures established by the Audit Committee with respect to such matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all ownership forms they file pursuant to Section 16(a).

Based solely on a review of the reports that were filed and upon written representations from our directors, executive officers and stockholders that such reports accurately reflect all reportable transactions and holdings, we believe that all forms required to be filed pursuant to Section 16(a) during fiscal 2018 were filed on a timely basis.

Arrangements with Directors or Executive Officers

No arrangement or understanding exists between any of our directors or executive officers and any other person, pursuant to which any of them were selected as our director or executive officer.

Family Relationships

There are no family relationships among any of our directors or executive officers.

No Legal Proceedings

There are no legal proceedings related to any of our directors or executive officers which must be disclosed pursuant to applicable SEC regulations.

Executive Officers

Executive officers serve at the discretion of our board of directors. The following table presents the names, ages, and positions held by our executive officers:

Name	Age	Position
Jeffrey W. Benck	53	President and Chief Executive Officer
Jeremy R. Whitaker	47	Chief Financial Officer
Fathi Hakam	50	Vice President of Engineering
Kevin M. Yoder	54	Vice President of Worldwide Sales

For information concerning Jeffrey W. Benck, please see the section entitled “Board of Directors” above.

Jeremy R. Whitaker has served as our Chief Financial Officer since September 2011. Mr. Whitaker returned to Lantronix after serving as vice president, corporate controller at Mindspeed from January 2011 to September 2011. Mr. Whitaker previously served as our Vice President of Finance and Accounting from September 2010 to January 2011, where he was responsible for managing all worldwide finance and accounting functions. Mr. Whitaker also served as our Senior Director of Finance and Accounting from February 2006 to September 2010 and our Director of Finance and Accounting from August 2005 to February 2006. Prior to August 2005, Mr. Whitaker held vice president and director level finance and accounting positions with two publicly-traded companies and worked in the assurance practice at Ernst & Young LLP for six years. Mr. Whitaker holds a Bachelor of Arts degree in business administration with a concentration in accounting from the California State University at Fullerton and a Master of Science degree in accountancy from the University of Notre Dame’s Mendoza College of Business.

Fathi Hakam has served as our Vice President of Engineering since August 2018. Prior to joining Lantronix, Mr. Hakam served as Interim Senior Vice President of International Operations for Viewstream, a provider of marketing agency services for technology companies, from September 2016 to August 2018. Prior to joining Viewstream, Mr. Hakam was the Founder and Senior Vice President of Engineering and Product Management at SwitchRay Inc., a provider of communication service platform for global telecom carriers, from December 2012 to September 2016. Hakam has also held various senior management positions at other technology companies including Motorola, Kyocera Wireless, Networks in Motion and Lintelus. Mr. Hakam holds both a Bachelor of Science degree in aerospace engineering and a Master of Software Engineering degree from Embry-Riddle Aeronautical University.

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

ITEM 11.	EXECUTIVE COMPENSATION

For fiscal 2018, our named executive officers, which consist of our principal executive officer and our two other most highly compensated executive officers, were: Jeffrey Benck, our President and Chief Executive Officer; Jeremy R. Whitaker, our Chief Financial Officer; and Kevin Yoder, our Vice President of Worldwide Sales.

Summary Compensation Table

The following table sets forth, for the fiscal years indicated, the compensation paid to our named executive officers:

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($ )		All Other Compensation ($)	Total ($)
Jeffrey Benck	2018	400,000	—	—	140,436	(2)	406,470	(3)	—	946,906
President & CEO	2017	400,000	—	—	—		417,543	(4)	—	817,543

Jeremy R. Whitaker	2018	250,000	—	—	58,515	(2)	164,381	(3)	—	472,896
CFO	2017	245,000	—	27,400	36,755		187,546	(4)	—	496,701

Kevin Yoder (5)	2018	255,000	—	—	99,476	(2)	185,792	(6)	—	540,268
Vice President of Worldwide Sales

(1)	The dollar value of stock and option awards shown represents the grant date fair value determined in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions used in the calculations, see Note 4 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of our Form 10-K.

(2)	On August 29, 2017, the named executive officers were granted the following stock options under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”) at an exercise price of $2.16 per share, which was equal to the closing price of our common stock on the grant date: (1) Mr. Benck was granted an option to purchase 120,000 shares of our common stock; (2) Mr. Whitaker was granted an option to purchase 50,000 shares of our common stock; and (3) Mr. Yoder was granted an option to purchase 85,000 shares of our common stock. The options vest according to the following schedule: 25% of the shares subject to the option vest on the first anniversary of the applicable grant date, with the remaining shares vesting ratably each month thereafter for a period of 36 months, such that 100% of the shares subject to this option will be fully vested as of the fourth anniversary of the grant date.

(3)	The amounts shown represent cash bonus payments earned for fiscal 2018 performance under our Bonus Program.

(4)	The amounts shown represent cash bonus payments earned for fiscal 2017 performance under our Bonus Program.

(5)	Mr. Yoder was not a named executive officer prior to fiscal 2018.

(6)	The amount shown represents (1) $113,398 of cash bonus payments earned for fiscal 2018 performance under our Bonus Program, and (2) $72,394 of cash incentive payments earned for fiscal 2018 performance under our Sales Compensation Program.

Outstanding Equity Awards at 2018 Fiscal Year End

The following table provides information concerning outstanding equity awards held by our named executive officers as of June 30, 2018.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Grant Date	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested ($)(1)
Jeffrey Benck	–	120,000	(2)	8/29/2017	$2.16	8/29/2024	4/28/2016	75,000	(3)	213,000
	–	150,000	(4)	12/5/2015	$1.12	12/5/2022
	40,625	84,375	(5)	12/5/2015	$1.12	12/5/2022

Jeremy R. Whitaker	–	50,000	(2)	8/29/2017	$2.16	8/29/2024	9/14/2016	11,250	(6)	31,950
	21,875	28,125	(7)	9/14/2016	$1.37	9/14/2023
	27,500	12,500	(8)	9/1/2015	$1.35	9/1/2022
	47,917	2,083	(7)	8/26/2014	$1.87	8/26/2021
	45,000	–		8/22/2013	$1.56	8/22/2020
	40,000	–		8/23/2012	$2.03	8/23/2019

Kevin Yoder	–	85,000	(2)	8/29/2017	$2.16	8/29/2024				–
	67,917	102,083	(9)	4/1/2016	$0.86	4/1/2023

(1)	In accordance with applicable SEC regulations, the market value of the shares has been determined based on the closing price of our common stock on June 30, 2018, which was $2.84.

(2)	The options vest according to the following schedule: 25% of the shares subject to the option vest on the first anniversary of the applicable grant date, with the remaining shares vesting ratably each month thereafter for a period of 36 months, such that 100% of the shares subject to this option will be fully vested as of the fourth anniversary of the grant date.

(3)	The remaining unvested restricted stock units (“RSUs”) vest quarterly at a rate of 37,500 shares per quarter.

(4)	The options vest according to the following schedule: 25% of the shares subject to the option vest on September 1, 2018, with the remaining options vesting monthly at a rate of 3,125 shares per month thereafter.

(5)	The remaining unvested options vest monthly at a rate of 3,125 shares per month.

(6)	The remaining unvested RSUs vest quarterly at a rate of 1,250 shares per quarter.

(7)	The remaining unvested options vest monthly at a rate of 1,042 shares per month.

(8)	The remaining unvested options vest monthly at a rate of 833 shares per month.

(9)	The remaining unvested options vest monthly at a rate of 4,167 shares per month.

Components of Executive Compensation

Our Compensation Committee utilizes three main components for executive officer compensation: base salary, a cash incentive program, and long-term equity-based awards. Our compensation program is designed to balance our need to provide our executive officers with incentives to achieve our short- and long-term performance goals with the need to pay competitive base salaries.

There is no pre-established policy for allocating between cash and non-cash or short-term and long-term compensation. In determining the allocation each year among base salary, annual cash incentive bonus, and long-term equity-based awards, the Compensation Committee considers the following factors: our short-term and long-term business objectives, competitive trends within our industry, and each named executive officer’s current and prior compensation.

An important guiding principle for our executive compensation program is our belief that it benefits our stockholders for executive management’s compensation to be tied to our short-term and long-term performance, so that a significant portion of each executive officer’s compensation is tied to the achievement of our goals and objectives. As a result, “at risk” compensation makes up a significant portion of our executives’ compensation.

Base Salaries

Base salary is the only element of annual cash compensation that is not “at risk.” Base salaries for our executive officers are set with regard to a number of factors, including the executive’s title and responsibilities within the Company, the executive’s performance in recent periods, the executive’s potential for continued development within the organization, an assessment of peer group data, and internal parity with other executives. The base salary levels for each executive officer, and any increases or decreases to those levels, are reviewed and approved each year by the Compensation Committee.

The base salaries for the named executive officers are shown in the following table:

Name	Fiscal 2018 Base Salary
Jeffrey Benck	$400,000
Jeremy R. Whitaker	$250,000
Kevin Yoder	$255,000

Equity Awards

We believe that providing a significant portion of our executive officers’ total compensation opportunity in equity awards aligns the incentives of our executives with the interests of our stockholders and with our long-term success. By compensating our executives with our equity, executives receive a stake in our financial future and the gains realized in the long term depend on the executives’ ability to drive our financial performance. Equity incentive awards are also a useful vehicle for attracting and retaining executive talent in a competitive market.

Our Compensation Committee administers the Amended and Restated 2010 Stock Incentive Plan and establishes the rules for all awards granted thereunder, including grant guidelines, vesting schedules, and other provisions. We have typically used two forms of equity for long-term equity incentive compensation for our executive officers: time-vesting stock options and time-vesting RSUs. The Compensation Committee continually evaluates its equity compensation program to determine whether to issue either RSUs, stock options, a combination thereof, or other types of equity awards.

Stock options are granted at fair market value with an exercise price equal to the closing price of our common stock on Nasdaq on the date of grant. Stock options generally have a seven-year contractual term. Options and RSUs granted to employees, including our named executive officers, typically vest over four years.

The Compensation Committee intends to continue to evaluate its equity compensation program and may in the future issue either restricted stock awards, stock options or a combination thereof as it deems appropriate.

Benefits

All of our executive officers are eligible to participate in our employee benefits program, which includes medical, dental and vision plans, our 2013 Employee Stock Purchase Plan, a 401(k) plan, tuition reimbursement, life insurance and short and long-term disability coverage. We also have a patent award program, under which employees can receive cash awards in connection with the filing and issuance of patents relating to employee inventions. Our employee benefits program is available to all of our employees. In designing our employee benefits program, we seek to provide an overall level of benefits that is competitive with that offered by similarly situated companies in the markets in which we operate based upon our general understanding of industry practice.

The Company makes matching contributions under the 401(k) plan to each plan participant, including our executive officers, in an amount equal to 25% of the first 6% of salary deferred by the participant.

Annual Cash Incentive Program

Our Compensation Committee believes that annual performance-based cash bonuses play an important role in providing incentives to our executive officers to achieve short-term performance goals. To that end, we have established an annual cash bonus program (the “Bonus Program”) in order to align executives’ goals with our financial, strategic and tactical objectives for the current year.

Selected employees, including all of our named executive officers, are eligible to participate in the Bonus Program. Each participant in the Bonus Program is assigned a target annual cash bonus, generally expressed as a percentage of the participant’s base salary, the payment of which is conditioned on the achievement of certain performance goals and objectives as outlined in the Bonus Program. Bonuses paid under the Bonus Program, if any, are based upon achievement of performance goals for two independent semi-annual performance periods, corresponding with the first and second half of the fiscal year, respectively (each, a “Performance Period”).

The Compensation Committee generally sets the semi-annual corporate performance goals at levels the Compensation Committee believes are challenging, but reasonable, for management to achieve.

At the end of each Performance Period, the Compensation Committee determines the level of Company achievement with respect to the specified goals. The Compensation Committee retains discretion to make appropriate adjustments to the performance goals for the effects of events that were not anticipated in establishing the performance goals, to exclude one-time or non-recurring expenses in calculating achievement of performance goals, and to make other adjustments to the bonuses that otherwise would be payable based on actual performance. Final bonus levels are then based on those determinations.

Under the Bonus Program, the maximum aggregate amount of bonuses that all participants will be eligible to receive during a Performance Period (the “Bonus Pool”) is limited to a percentage of our earnings before interest, taxes, depreciation, amortization, and share-based compensation excluding (1) the impact of non-recurring charges or gains, consistent with the approach used for reporting “Non-GAAP Net Income” in our quarterly earnings releases, and (2) the total amount of bonus payments earned under the Bonus Program for the Performance Period (“Adjusted EBITDAS”). If the Bonus Pool during a Performance Period is insufficient to fully fund the bonuses earned during the Performance Period, each participant’s bonus is ratably reduced. Actual bonuses are generally paid to the executives in the quarter following the completion of a Performance Period.

For fiscal 2018, the Compensation Committee approved two performance measures for Messrs. Benck and Whitaker. These goals related to the Company achieving specified levels of revenue and Adjusted EBITDAS for the applicable Performance Periods. The goals were weighted 60% towards the revenue goal and 40% towards the Adjusted EBITDAS goal.

The revenue and Adjusted EBITDAS goals apply to all other participants, including Mr. Yoder. The Compensation Committee believes revenue and Adjusted EBITDAS to be good indicators of our success, given the market in which we compete. In addition, they are measures that management can easily calculate and communicate to employees throughout the applicable Performance Period. In addition, bonus determinations for all participants other than Messrs. Benck and Whitaker took into account the Company’s achievement of goals established by the Compensation Committee relating to certain corporate management by objectives goals (“MBOs”), and the individual participant’s performance in relation to personal MBOs. For these other participants, these goals were weighted 40% towards revenue, 30% towards Adjusted EBITDAS and 30% towards corporate and personal MBOs.

Under the Bonus Program for fiscal 2018, payouts based upon revenue and Adjusted EBITDAS performance could range from zero to 200% of target depending on the level of our performance. For fiscal 2018, the Bonus Pool was funded by 50% of the Company’s Adjusted EBITDAS during the applicable Performance Period. For fiscal 2018, bonus targets for all participants were weighted 50% towards the first half of the fiscal year and 50% towards the second half of the fiscal year.

The table below shows the target bonus, incentive mix, and maximum payout for each of the named executive officers under the Bonus Program for fiscal 2018:

		Target Bonus		Incentive Mix				Maximum Payout
Name	Fiscal 2018 Base Salary	% of Salary	Dollars	Revenue	Adjusted EBITDAS	MBOs		% of Salary	Dollars	Fiscal 2018 Bonus Earned (1)(2)
Jeffrey Benck	$400,000	85%	$340,000	60%	40%	–		170%	$680,000	$406,470
Jeremy R. Whitaker	$250,000	55%	$137,500	60%	40%	–		110%	$275,000	$164,381
Kevin Yoder	$255,000	40%	$102,000	40%	30%	30%	(3)	68%	$173,400	$113,398

(1)	Reflects actual bonuses earned by the named executive officers for fiscal 2018 under the Bonus Program.

(2)	For Mr. Yoder, excludes cash incentives under the Sales Compensation Program.

(3)	For Mr. Yoder, the MBO portion of the potential bonus was weighted 50% towards corporate MBOs and 50% towards personal MBOs.

Sales Compensation Program

Mr. Yoder, along with certain other employees, participates in our Sales Compensation Program, which provides an opportunity to earn a cash incentive payment upon achievement of sales objectives approved by management. Under the Sales Compensation Program for fiscal 2018, for each half of the fiscal year, management established sales objectives for individuals, by region, which served as the basis for determining the amount of cash incentives to be paid to the individuals under the program. After the end of each six-month period, management reviewed an individual’s performance with respect to his or her individual sales objectives and determined the amount of cash incentives to be paid under the program to the individual. Payments under the Sales Compensation Program for fiscal 2018 were calculated based upon the level of performance, and targets for all participants were weighted 50% towards the first half of the fiscal year and 50% towards the second half of the fiscal year.

For fiscal 2018, such objectives were measured for Mr. Yoder with respect to the “global” territory. Mr. Yoder’s annual sales incentive compensation target was equal to 30% of his base salary, or $76,500. In fiscal 2018, Mr. Yoder earned $72,394 in total sales incentive compensation under the Sales Compensation Program.

Severance and Change in Control Arrangements with Named Executive Officers

Although we do not have fixed term employment agreements with any of our employees, the named executive officers are each a party to an agreement with the Company that provides cash payments and acceleration of equity awards in certain circumstances that result in termination of employment.

Offer Letter with Jeffrey Benck

Under the offer letter dated December 5, 2015 between the Company and Mr. Benck, Mr. Benck is eligible to receive severance payments if his employment is terminated involuntarily by us without Cause or by Mr. Benck for Good Reason, in each case as defined in the offer letter. Severance payments for Mr. Benck would consist of 12 months of base salary plus payment of an amount equal to 50% of his target bonus. If the termination occurs in connection with a Change in Control (as defined in the offer letter), Mr. Benck is entitled to “double trigger” severance payments as follows: (1) if the market capitalization of the Company at the time of the Change in Control is $50 million or less, Mr. Benck will receive 12 months of base salary plus payment of an amount equal to 100% of his target bonus; and (2) if the market capitalization of the Company at the time of the Change in Control is greater than $50 million, Mr. Benck will receive 24 months of base salary plus payment of an amount equal to 200% of his target bonus.

In the event of termination of employment without Cause or for Good Reason, Mr. Benck’s basic employee benefits such as health insurance would be continued for up to 12 months (or up to 24 months following a Change in Control occurring at a time that the Company’s market capitalization is greater than $50 million).

In addition, if Mr. Benck’s employment is terminated without Cause or for Good Reason in connection with a Change in Control, all unvested stock options and RSUs awarded to Mr. Benck will accelerate and become fully vested.

Letter Agreement with Jeremy Whitaker

On August 31, 2016, the Company entered into a five-year letter agreement with Mr. Whitaker setting forth certain terms of his employment as the Company’s Chief Financial Officer. Under the letter agreement, Mr. Whitaker is eligible for severance payments if within the term of the letter agreement his employment is terminated, either involuntarily by the Company without Cause or by Mr. Whitaker for Good Reason, in each case as defined in the letter agreement.

Severance payments for Mr. Whitaker consist of 6 months of base salary plus payment of an amount equal to 50% of the amount of bonuses (if any) paid to Mr. Whitaker during the 12 months preceding termination. If the termination occurs in connection with a Change in Control (as defined in the letter agreement), Mr. Whitaker is entitled to “double trigger” severance payments as follows: (1) if the market capitalization of the Company at the time of the Change in Control is $50 million or less, Mr. Whitaker will receive 6 months of base salary plus payment of an amount equal to 50% of the amount of bonuses (if any) paid to Mr. Whitaker during the 12 months preceding termination, and up to 6 months of COBRA benefits; and (2) if the market capitalization of the Company at the time of the Change in Control is greater than $50 million, Mr. Whitaker will receive 12 months of base salary plus payment of an amount equal to 100% of his target bonus, and up to 12 months of COBRA benefits.

In addition, the letter agreement provides that if Mr. Whitaker’s employment is terminated in connection with a Change in Control, all of Mr. Whitaker’s outstanding equity awards will accelerate and become fully vested.

Offer Letter with Kevin Yoder

Under the offer letter dated January 22, 2016 between the Company and Mr. Yoder, Mr. Yoder is eligible to receive severance payments if his employment is terminated within five years involuntarily by us without Cause or by Mr. Yoder for Good Reason, in each case as defined in the offer letter. Severance payments for Mr. Yoder would consist of 6 months of base salary plus payment of an amount equal to 50% of his target bonus and sales incentive. If the termination occurs in connection with a Change in Control (as defined in the offer letter), Mr. Yoder is entitled to “double trigger” severance payments as follows: (1) if the market capitalization of the Company at the time of the Change in Control is $50 million or less, Mr. Yoder will receive 6 months of base salary plus payment of an amount equal to 50% of his target bonus and sales incentive, and up to 6 months of COBRA benefits; and (2) if the market capitalization of the Company at the time of the Change in Control is greater than $50 million, Mr. Yoder will receive 12 months of base salary plus payment of an amount equal to 100% of his target bonus and sales incentive, and up to 12 months of COBRA benefits.

In addition, the offer letter provides that if Mr. Yoder’s employment is terminated in connection with a Change in Control, all of Mr. Yoder’s outstanding equity awards will accelerate and become fully vested.

Non-Employee Director Compensation

The table below sets forth the compensation earned by non-employee directors for services during fiscal 2018:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
Bernhard Bruscha(4)	–	–	26,628	–	26,628
Bruce C. Edwards	43,500	19,200	–	–	62,700
Paul F. Folino	41,000	19,200	–	–	60,200
Martin Hale, Jr.	36,000	–	26,628	–	62,628
Hoshi Printer	46,000	–	26,628	–	72,628

(1)	Under our Non-Employee Director Compensation Policy, each non-employee director is entitled to receive the following cash compensation for board services, as applicable: (i) $36,000 annual retainer for service as a Board member; (ii) $15,000 additional annual retainer for service as Chairman of the Board; and (iii) $10,000 annual retainer for service as chairperson of the Audit Committee, $7,500 annual retainer for service as chairperson of the Compensation Committee and $5,000 annual retainer for service as chairperson of the Corporate Governance and Nominating Committee. Under the Non-Employee Director Compensation Policy, directors are not paid fees for service as members on any of our standing committees, apart from the chairperson fees discussed above. Further, directors are not paid meeting fees, except that (i) each non-employee director will be paid a meeting fee of $1,000 for each Board meeting attended in person or by telephone in excess of twelve meetings during the fiscal year; and (ii) each non-employee director will be paid a meeting fee of $1,000 for attending in person or by telephone each meeting of a standing committee of which he or she is a member in excess of twelve meetings per committee during the fiscal year.

(2)	The dollar value of stock and option awards shown represents the grant date fair value determined in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions used in the calculations, see Note 4 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of our Form 10-K.

(3)

In accordance with our Non-Employee Director Compensation Policy, following the Company’s 2017 annual meeting of stockholders (1) Messrs. Bruscha, Hale and Printer were each granted an option to purchase 25,000 shares of our common stock at an exercise price of $1.92 per share, which was equal to the closing price of our common stock on the grant date; and (2) Messrs. Edwards and Folino were each awarded 10,000 RSUs. Mr. Hale holds the stock options granted, and any shares of common stock issuable upon exercise thereof, for the benefit of Hale Capital Partners, LP.

(4)	Mr. Bruscha elected not to receive a cash fee for his services on the Board during fiscal 2018. Instead, pursuant to an arrangement with Mr. Bruscha, the Company accrued $8,000 which represents a travel stipend to be paid at a future date.

The following table shows the total number of stock and option awards outstanding as of June 30, 2018, for each person who served as a non-employee director during fiscal 2018:

Name	RSUs Outstanding (#)	Option Awards Outstanding (#)
Bernhard Bruscha	–	229,836
Bruce C. Edwards	5,000	50,000
Paul F. Folino	5,000	84,895
Martin Hale, Jr.	–	60,890
Hoshi Printer	–	173,750

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table

The following table sets forth certain information with respect to beneficial ownership of our common stock as of September 4, 2018, by: (1) each stockholder known by us to be the beneficial owner of more than 5% of our common stock based on filings pursuant to Section 13 or Section 16 of the Exchange Act; (2) each of our current directors; (3) each of the executive officers set forth in the Summary Compensation Table below; and (4) all current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated in the footnotes to the table, and subject to community property laws, where applicable, we believe the persons and entities identified in the table below have sole voting and investment power with respect to all shares beneficially owned. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes shares of common stock underlying options or warrants held by such person that are exercisable within 60 calendar days of September 4, 2018 but excludes shares of common stock underlying options or warrants held by any other person.

	Beneficial Ownership
Beneficial Owner Name and Address (1)	Number of Shares Owned	Right to Acquire (2)	Total	Percentage Ownership
Greater than 5% Stockholders:
TL Investment GmbH (3) Biesingerstrasse 27 Tübingen, D-72072 Germany	6,120,880	–	6,120,880	32.0%
Hale Capital Partners, LP (4) 17 State Street, Suite 3230 New York, NY 10004	1,941,748	–	1,941,748	10.2%
Peterson Capital Group, LLC (5) 19900 MacArthur Boulevard, Suite 650 Irvine, CA 92612	1,162,000	–	1,162,000	6.1%

Directors and Named Executive Officers:
Jeffrey Benck, President, Chief Executive Officer and Director	283,255	135,000	418,255	2.2%
Bernhard Bruscha, Chairman of the Board (6)	6,120,880	227,753	6,348,633	32.8%
Bruce C. Edwards, Director	115,000	50,000	165,000	*
Paul F. Folino, Director	130,968	84,895	215,863	1.1%
Martin Hale, Jr., Director (7)	1,941,748	58,807	2,000,555	10.4%
Hoshi Printer, Director	42,090	171,667	213,757	1.1%
Jeremy R. Whitaker, Chief Financial Officer	148,660	208,542	357,202	1.8%
Kevin Yoder, Vice President of Worldwide Sales	59,668	113,542	173,210	*
All current executive officers and directors as a group (9 persons)	8,842,269	1,050,206	9,892,475	49.1%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Unless otherwise indicated, the address of each beneficial owner listed is c/o Lantronix, Inc., 7535 Irvine Center Drive, Suite 100, Irvine, California 92618.

(2)	Represents shares of common stock issuable upon exercise of stock options or upon vesting of restricted stock units (“RSUs”) within 60 days of September 4, 2018.

(3)	Based upon information contained in a Form 4 filed by TL Investment GmbH with the SEC on March 9, 2016. According to the Form 4, Mr. Bruscha is the managing director of TL Investment GmbH and has sole voting and investment power with respect to these shares.

(4)	Based upon information contained in a Schedule 13D filed jointly by Hale Capital Partners, LP and Martin Hale, Jr. with the SEC on June 24, 2016.

(5)	Based upon information contained in a Schedule 13D filed jointly by Peterson Capital Group, LLC, Peterson Capital Group, Inc., and James J. Peterson with the SEC on August 16, 2018.

(6)	Includes an aggregate of 6,120,880 shares held by TL Investment GmbH, of which Mr. Bruscha is the managing director.

(7)	Includes an aggregate of 1,941,748 shares held by Hale Capital Partners, LP, of which Mr. Hale is the Chief Executive Officer. Mr. Hale holds the stock options granted to him, and any shares of common stock issuable upon exercise thereof, for the benefit of Hale Capital Partners, LP.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of the end of fiscal 2018:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,553,603	(1)	1.77	3,529,990	(3)
Equity compensation plans not approved by security holders	518,340	(2)	1.42	–
Total	4,071,943		1.73	3,529,990

(1)	The number of securities to be issued includes shares subject to outstanding stock options and RSUs under the Lantronix, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) and the 2010 Plan.

(2)	Represents (1) 3,340 shares subject to outstanding stock options under the Lantronix, Inc. 2010 Inducement Equity Incentive Plan; (2) 75,000 inducement RSUs issued to Jeffrey Benck, our President and Chief Executive Officer; and (3) an aggregate of 440,000 shares subject to inducement stock options granted to Sanjeev Datla, our former Chief Technology Officer, Kevin Yoder, our Vice President of Worldwide Sales and Shahram Mehraban, our Vice President of Marketing.

(3)	The number of securities remaining available for future issuance includes (1) 3,381,990 shares available for future issuance under the 2010 Plan; and (2) 148,000 shares reserved for future issuance under the Lantronix, Inc. 2013 Employee Stock Purchase Plan. Options outstanding under the 2000 Plan and the 2010 Plan that expire without having been exercised in full, or are otherwise forfeited to the Company, will be added to the share reserve of the 2010 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For information relating to the board, independence of directors, and board committees, their charters and responsibilities, reference is hereby made to Item 10, “Directors, Executive Officers and Corporate Governance”.

Policies and Procedures with Respect to Related Party Transactions

The Board is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest.

Our Audit Committee charter requires that members of the Audit Committee review and approve all related party transactions. Current SEC rules define a related party transaction to include any transaction, arrangement or relationship in which:

•	we are a participant;

•	the amount involved exceeds $120,000; and

•	an executive officer, director, or any person who is known to be the beneficial owner of more than 5% of our common stock, or any person who is an immediate family member of an executive officer, director or beneficial owner of more than 5% of our common stock had or will have a direct or indirect material interest.

In addition, the Audit Committee is responsible for reviewing and investigating any matters pertaining to the integrity of management, including conflicts of interest and adherence to our Code of Conduct. Under our Code of Conduct, directors, officers and all other members of the workforce are expected to avoid any relationship, influence or activity that would cause or even appear to cause a conflict of interest. All directors must recuse themselves from any discussion or decision affecting their personal, business or professional interests.

All related party transactions must be disclosed in our applicable filings with the SEC as required under SEC rules.

Related Party Transactions

There were no transactions with related persons that required disclosure under applicable SEC rules during the fiscal years ended June 30, 2018 and 2017, nor are any such transactions currently proposed.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The accounting firm of Squar Milner LLP (“Squar Milner”) served as the Company’s independent registered public accounting firm for the fiscal years ended June 30, 2018 and June 30, 2017.

Fees Paid to the Principal Accountants

During fiscal 2018 and fiscal 2017, we retained Squar Milner to provide services in the following categories and amounts:

	Year Ended June 30,
Fee Category	2018	2017
Audit fees	$151,500	$151,500
Audit-related fees	26,000	24,750
Tax fees	46,645	26,600
All other fees	–	–
Total fees	$224,145	$202,850

Audit Fees. Consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of our quarterly interim consolidated financial statements, as well as services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements. For fiscal 2017, these fees also included the review of our registration statements on Form S-3 and Form S-8 and certain other related matters such as the delivery of comfort letters and consents in connection with our registration statements.

Audit-Related Fees. Consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.” These fees were related to the audits of our 401(k) employee benefit plan and our 2013 Employee Stock Purchase Plan.

Tax Fees. Consist of fees billed for professional services, including tax advice, tax planning and preparation of returns relating to federal, state and international taxes.

All Other Fees. There were no fees billed by our independent registered public accounting firm for other services in fiscal 2018 or 2017.

Pre-Approval of Services

The Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval, it requires specific pre-approval by the Audit Committee. The term of any general pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. At least annually, the Audit Committee reviews and pre-approves the services that may be provided by our independent registered public accounting firm without obtaining specific pre-approval from the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by our independent registered public accounting firm to management. The Audit Committee may delegate, and has delegated, pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The annual audit services engagement terms and fees are subject to the specific pre-approval of the Audit Committee. All fees set forth above were pre-approved by the Audit Committee.

PART IV

ITEM 15.	CONSOLIDATED FINANCIAL STATEMENTS AND EXHIBITS

2.  Exhibits

The exhibits listed on the accompanying Index to Exhibits immediately following the consolidated financial statements are filed as part of, and incorporated by reference into, this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTRONIX, INC.

Date: September 10, 2018	By:	/s/ JEFFREY BENCK
Jeffrey Benck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY BENCK	President, Chief Executive Officer and Director	September 10, 2018
Jeffrey Benck	(Principal Executive Officer)

/s/ JEREMY WHITAKER	Chief Financial Officer	September 10, 2018
Jeremy Whitaker	(Principal Financial and Accounting Officer)

*	Chairman of the Board	September 10, 2018
Bernhard Bruscha

*	Director	September 10, 2018
Bruce Edwards

*	Director	September 10, 2018
Paul Folino

*	Director	September 10, 2018
Martin Hale

*	Director	September 10, 2018
Hoshi Printer

*By: /s/ JEREMY WHITAKER

        Jeremy Whitaker

        Attorney-in-Fact

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8–K	3.2	11/15/2012

10.1*	Lantronix, Inc. Amended and Restated 2000 Stock Plan		10–K	10.35	09/28/2009

10.2*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2000 Stock Plan		10–K	10.4.1	9/11/2007

10.3*	Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.2	11/08/2010

10.4*	Form of Stock Option Agreement under the Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.3	11/08/2010

10.5*	Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan, as Amended on November 14, 2017		8-K	99.1	11/15/2017

10.6*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.3	05/09/2013

10.7*	Form of Restricted Stock Award Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.4	05/09/2013

10.8*	Lantronix, Inc. 2013 Employee Stock Purchase Plan		S–8	4.1	05/09/2013

10.9*	Letter Agreement dated September 8, 2011 between Lantronix, Inc. and Jeremy Whitaker		8–K	10.1	09/26/2011

10.10*	Amendment to Offer Letter between Lantronix, Inc. and Jeremy Whitaker, dated as of November 13, 2012		8-K	99.2	11/15/2012

10.11*	Form of Indemnification Agreement entered into between Lantronix, Inc. with its directors and certain of its executive officers		8-K	10.2	06/20/2016

10.12	Loan and Security Agreement dated May 31, 2006 between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.2	02/14/2012

10.13	Amendment dated August 14, 2008 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		10–K	10.27	09/19/2008

10.14	Amendment dated September 2010, to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		10–Q	10.1	11/08/2010

10.15	Amendment dated August 18, 2011 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank		8–K	10.1	08/24/2011

10.16	Amendment dated January 19, 2012 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank	10–Q	10.1	02/14/2012

10.17	Amendment dated October 16, 2012 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank	8–K	99.1	10/22/2012

10.18	Amendment dated September 30, 2014 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank	8–K	99.1	10/02/2014

10.19	Assumption and Amendment to the Loan and Security Agreement dated September 22, 2016 between Lantronix, Inc. and Silicon Valley Bank	8-K	10.1	09/26/2016

10.20	Lease dated January 9, 2015 between Lantronix, Inc. and The Irvine Company, LLC	8–K	99.1	01/20/2015

10.21*	Summary of Lantronix, Inc. Annual Bonus Program	8-K	99.1	09/08/2015

10.22	Lantronix, Inc. Stock Ownership Guidelines for Non-Employee Directors, as revised	8-K	99.2	09/08/2015

10.23*	Lantronix, Inc. Non-Employee Director Compensation Policy, as revised	8-K	99.3	09/08/2015

10.24*	Offer Letter dated December 5, 2015 between Lantronix, Inc. and Jeffrey W. Benck	8–K	99.1	12/07/2015

10.25*	Form of Restricted Stock Unit Award Agreement by and between Lantronix, Inc. and Jeffrey Benck	S–8	4.4	04/28/2016

10.26*	Form of Inducement Stock Option Agreement by and between Lantronix, Inc. and Kevin Yoder	S–8	4.5	04/28/2016

10.27*	Offer Letter dated January 22, 2016 between Lantronix, Inc. and Kevin Yoder	10-K	10.30	08/24/2016

10.28*	Letter Agreement dated August 31, 2016 between Lantronix, Inc. and Jeremy Whitaker	8-K	10.1	09/02/2016

21.1	Subsidiaries of Lantronix, Inc.	10-K	21.1	08/23/2018

23.1	Consent of Independent Registered Public Accounting Firm, Squar Milner LLP	10-K	23.1	08/23/2018

24.1	Power of Attorney (included on the signature page)	10-K	24.1	08/23/2018

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-K	31.1	08/23/2018

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-K	31.2	08/23/2018

31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	32.1	08/23/2018

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*	Indicates management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.

