Form 10-Q
period 2018-09-30
LANTRONIX INC
filed 2018-10-26
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 19, 2018, there were 21,997,843 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2018, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. These forward-looking statements relate to, among other things:

•	predictions about our earnings, revenues, margins, expenses or other financial matters;
•	forecasts of our financial condition, results of operations, liquidity position, or working capital requirements;
•	the impact of changes to our share-based awards and any related changes to our share-based compensation expenses;
•	the impact of future offerings and sales of our debt or equity securities;
•	the impact of changes in our relationship with our customers;
•	plans or expectations with respect to our product development activities, business strategies or restructuring and expansion activities;
•	demand and growth of the market for our products or for the products of our competitors;
•	the impact of pending litigation, including outcomes of such litigation;
•	the impact of our response to and implementation of recent accounting pronouncements and changes in tax laws on our consolidated financial statements and the related disclosures;
•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;
•	sufficiency of our internal controls and procedures;
•	our ability to comply with certain financial obligations in our loan agreement;
•	the success of our plans to realign and reallocate our resources; and
•	assumptions or estimates underlying any of the foregoing.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” included in Part II, Item 1A of this Report, in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the Securities and Exchange Commission, or the SEC, on August 23, 2018, or the Form 10-K, as well as in our other public filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

You should read this Report in its entirety, together with the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules of The NASDAQ Capital Market. If we do update or correct any forward-looking statements, investors should not conclude that we will make additional updates or corrections.

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$18,925	$9,568
Accounts receivable, net	5,917	4,244
Inventories, net	8,032	8,439
Contract manufacturers' receivable	554	649
Prepaid expenses and other current assets	794	370
Total current assets	34,222	23,270
Property and equipment, net	1,031	1,036
Goodwill	9,488	9,488
Other assets	57	61
Total assets	$44,798	$33,855

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,986	$3,942
Accrued payroll and related expenses	1,972	2,808
Warranty reserve	92	99
Other current liabilities	3,765	2,877
Total current liabilities	9,815	9,726
Other non-current liabilities	283	316
Total liabilities	10,098	10,042

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	2	2
Additional paid-in capital	223,383	212,995
Accumulated deficit	(189,056)	(189,555)
Accumulated other comprehensive income	371	371
Total stockholders' equity	34,700	23,813
Total liabilities and stockholders' equity	$44,798	$33,855

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2018	2017
Net revenue	$12,279	$10,606
Cost of revenue	5,538	5,012
Gross profit	6,741	5,594
Operating expenses:
Selling, general and administrative	4,472	3,986
Research and development	2,298	2,221
Total operating expenses	6,770	6,207
Loss from operations	(29)	(613)
Interest expense, net	(4)	(4)
Other income (expense), net	(10)	1
Loss before income taxes	(43)	(616)
Provision for income taxes	40	25
Net loss	$(83)	$(641)

Net loss per share - basic and diluted	$(0.00)	$(0.04)

Weighted-average common shares - basic and diluted	19,323	17,867

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	September 30,
	2018	2017
Operating activities
Net loss	$(83)	$(641)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	478	272
Depreciation and amortization	105	117
Changes in operating assets and liabilities:
Accounts receivable	(496)	745
Contract manufacturers' receivable	(55)	(299)
Inventories	95	132
Prepaid expenses and other current assets	(331)	120
Other assets	1	(1)
Accounts payable	11	783
Accrued payroll and related expenses	(836)	(1,269)
Warranty reserve	(7)	4
Other liabilities	644	148
Net cash provided by (used in) operating activities	(474)	111
Investing activities
Purchases of property and equipment	(64)	(50)
Net cash used in investing activities	(64)	(50)
Financing activities
Net proceeds from issuances of common stock	10,023	151
Tax withholding paid on behalf of employees for restricted shares	(113)	(48)
Payment of capital lease obligations	(15)	(14)
Net cash provided by financing activities	9,895	89
Increase in cash and cash equivalents	9,357	150
Cash and cash equivalents at beginning of period	9,568	8,073
Cash and cash equivalents at end of period	$18,925	$8,223

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

1.	Summary of Significant Accounting Policies

The Company

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global provider of secure data access and management solutions for Internet of Things (“IoT”) assets. Our mission is to be the leading supplier of IoT and related Information Technology (“IT”) management solutions that enable companies to dramatically simplify the creation, deployment, and management of IoT projects while providing secure access to data for applications and people.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2018, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which was filed with the SEC on August 23, 2018. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at September 30, 2018, and the consolidated results of our operations and cash flows for the three months ended September 30, 2018. All intercompany accounts and transactions have been eliminated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain reclassifications have been made to the prior fiscal year financial information to conform with the current fiscal year presentation.

Recent Accounting Pronouncements

Shared-Based Compensation

In June 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that expands the scope of existing share-based compensation guidance for employees. The new standard will include share-based payment transactions for acquiring goods and services from nonemployees, whereby share-based payments to nonemployees will be measured and recorded at the fair value of the equity instruments that an entity is obligated to issue on the grant date. Entities are required to adopt the standard using a modified retrospective approach with a cumulative adjustment to opening retained earnings in the year of adoption for the remeasurement of liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established. The standard will be effective for Lantronix in the fiscal year beginning July 1, 2019, with early adoption permitted. We are currently evaluating this guidance and currently do not anticipate that adoption will have a material impact on our consolidated financial statements.

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

Revenue from Contracts with Customers

Refer to Note 2 below regarding our adoption of the new revenue standard under FASB’s Accounting Standards Codification 606: Revenue from Contract with Customers (“ASC 606”).

2.	Revenue Recognition

Nature of Net Revenue

Most of our net revenue is currently derived from sales of hardware products. We also derive a small portion of our net revenue from professional engineering services and extended warranty services. Extended warranty services generally extend the warranty period on our hardware products for an additional one to three years, depending upon the product.

In addition to the products and services described directly above, during the past year we have introduced a number of ready-to-use applications as well as software-as-a-service (“SaaS”) offerings for our IoT and IT Management product lines, including Lantronix Gateway Central, MACH10® Global Device Manager, and ConsoleFlowTM. These software offerings are in the early stages of evaluation and have not yet generated net revenue.

Net Revenue by Product Line and Geographic Region

We organize our products and solutions into three product lines: IoT, IT Management and Other. Our IoT products typically connect to one or more existing machines or are built into new industrial devices to provide network connectivity. Our IT Management product line includes console management, power management, and keyboard-video-mouse (commonly referred to as KVM) products that provide remote access to IT and networking infrastructure deployed in test labs, data centers, branch offices and server rooms. We categorize products that are non-focus or end-of-life as Other.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan.

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended September 30,
	2018	2017
	(In thousands)
IoT	$8,967	$8,458
IT Management	3,101	1,789
Other	211	359
	$12,279	$10,606

	Three Months Ended September 30,
	2018	2017
	(In thousands)
Americas	$6,914	$5,697
EMEA	3,520	3,164
Asia Pacific Japan	1,845	1,745
	$12,279	$10,606

Revenue Recognition Policy and Significant Judgments

Revenue is recognized upon the transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. In accordance with ASC 606, we apply the following five-step approach in determining the amount and timing of revenue to be recognized: (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when the performance obligation is satisfied.

On occasion, we enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of (i) any taxes collected from customers, which are subsequently remitted to governmental authorities and (ii) shipping and handling costs collected from customers.

Product Shipments

Most of our product revenue is recognized as a distinct single performance obligation when products are tendered to a carrier for delivery, which represents the point in time that our customer obtains control of the promised products. A smaller portion of our product revenue is recognized when our customer receives delivery of the promised products.

A significant portion of our products are sold to distributors under agreements which contain (i) limited rights to return unsold products and (ii) price adjustment provisions, both of which are accounted for as variable consideration when estimating the amount of revenue to recognize. We base our estimates for returns and price adjustments primarily on historical experience; however, we also consider contractual allowances, approved pricing adjustments and other known or anticipated returns and price adjustments in a given period. Such estimates are generally made at the time of shipment to the customer and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Our estimates of accrued variable consideration are included in other current liabilities in the accompanying condensed consolidated balance sheet at September 30, 2018.

Services and Multiple Performance Obligations

Revenues from our extended warranty and services are generally recognized ratably over the applicable service period. Revenues from professional engineering services are generally recognized as services are performed. We expect revenues from future sales of our SaaS products to be recognized ratably over the applicable service period.

From time to time, we may enter into contracts with customers that include promises to transfer multiple deliverables that may include sales of products, professional engineering services and other product qualification or certification services. Determining whether the deliverables in such arrangements are considered distinct performance obligations that should be accounted for separately versus together often requires judgment. We consider performance obligations to be distinct when the customer can benefit from the promised good or service on its own or by combining it with other resources readily available and when the promised good or service is separately identifiable from other promised goods or services in the contract. In such arrangements, we allocate revenue on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation.

Contract Balances

In certain instances, the timing of revenue recognition may differ from the timing of invoicing to our customers. We record a contract asset receivable when revenue is recognized prior to invoicing, and a contract or deferred revenue liability when revenue is recognized subsequent to invoicing. With respect to product shipments, we expect to fulfill contract obligations within one year  and so we have elected not to separately disclose the amount nor the timing of recognition of these remaining performance obligations. For contract balances related to contracts that include services and multiple performance obligations, refer to the deferred revenue discussion below. There were no unbilled contract asset receivable balances as of the transition date, July 1, 2018.

Payment terms and conditions vary by customer, but generally include a requirement of payment within 30 to 60 days from the invoice date. We do not consider this a significant period of time and have elected not to determine whether contracts with customers contain significant financing components. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to provide financing to them.

Deferred Revenue

Deferred revenue is currently comprised primarily of unearned revenue related to our extended warranty services. These services are generally invoiced at the beginning of the contract period and revenue is recognized ratably over the service period. Current and non-current deferred revenue balances represent revenue allocated to the remaining unsatisfied performance obligations at the end of a reporting period and are respectively included in other current liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets.

The following table presents the changes in our deferred revenue balance for the three months ended September 30, 2018 (in thousands):

Balance, July 1, 2018	$480
New performance obligations	37
Recognition of revenue as a result of satisfying performance obligations	(90)
Balance, September 30, 2018	$427
Less: non-current portion of deferred revenue	(166)
Current portion, September 30, 2018	$261

We expect to recognize substantially all of the non-current portion of deferred revenue over the next two to three years.

Costs to Obtain or Fulfill a Contract with a Customer

In accordance with applicable accounting guidance, we recognize an asset for the incremental costs of obtaining or fulfilling a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs primarily relate to commissions earned and paid to our internal sales team and to certain external sale representatives, and are recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2018, we do not have any assets recorded pertaining to incremental costs to obtain or fulfill a contract with a customer.

Adoption of New Revenue Standard and Change in Accounting Policy

On July 1, 2018, we adopted ASC 606 using the modified retrospective method and applied it to contracts that were not completed as of that date. Upon adoption, we recorded a non-cash cumulative effect adjustment of $582,000 to our accumulated deficit as of July 1, 2018. The prior year comparative financial information has not been restated and continues to be presented under the accounting standards in effect for the respective periods.

The primary impact to Lantronix of adopting ASC 606 relates to a shift in the timing of when revenue is recognized for sales made to distributors under agreements which contain limited rights to return unsold products and price adjustment provisions. Under the revenue standards that we followed prior to adopting ASC 606, we concluded that the prices to these distributors were not fixed and determinable at the time we deliver products to them and accordingly, revenues from sales to these distributors, and the related inventory costs, were not recognized until the distributors resold the products.  By contrast, upon adopting ASC 606, we now recognize revenue, including estimates for variable consideration, when we transfer control of the products to the distributor rather than deferring recognition until the distributor resells the products.

The following table summarizes the significant changes to our accompanying unaudited condensed consolidated balance sheet in connection with adopting ASC 606:

	Balance at	ASC 606 Adoption	Balance at
	June 30, 2018	Adjustments	July 1, 2018
	(In thousands)
Assets:
Accounts receivable, net	$4,244	$1,177	$5,421
Inventories, net	8,439	(462)	7,977
Prepaid expenses and other current assets	370	93	463

Liabilities and Shareholders' Equity
Other current liabilities	$2,877	$226	$3,103
Accumulated deficit	(189,555)	582	(188,973)

The following tables summarize the significant impacts of adopting ASC 606 on our financial statements as of September 30, 2018 and for the three months ended September 30, 2018:

Condensed Consolidated Balance Sheet

	September 30, 2018
	As Reported	Impact of Adoption	Balances Without Adoption of ASC 606
	(In thousands)
Assets:
Accounts receivable, net	$5,917	$(2,818)	$3,099
Inventories, net	8,032	1,281	9,313
Prepaid expenses and other current assets	794	(191)	603

Liabilities and Shareholders' Equity
Other current liabilities	$3,765	(241)	3,524
Accumulated deficit	(189,056)	(1,488)	$(190,544)

Accounts receivable, net and inventories, net, as reported  at September 30, 2018,  differ from the balances that would have been recorded without the adoption of ASC 606 since we no longer record deferred revenue and inventory balances for products held at certain distributor customers awaiting sell-through. Additionally, under ASC 606 we record contract assets and contract liabilities as estimates for variable consideration, which are recorded to prepaid expenses and other current assets and other current liabilities, respectively. The accumulated deficit balance, as reported, differs from the balance without the adoption of ASC 606 as a result of the adjustments discussed above.

Condensed Consolidated Statement of Operations

	Three months ended September 30, 2018
	As Reported	Impact of Adoption	Amounts Without Adoption of ASC 606
	(In thousands, except per share amounts)
Net revenue	$12,279	$(1,628)	$10,651
Cost of revenue	5,538	(721)	4,817
Selling, general and administrative	4,472	(2)	4,470
Net loss	(83)	(906)	(989)
Net loss per share - basic and diluted	$(0.00)	$(0.05)	$(0.05)

Net revenue, as reported, for the three months ended September 30, 2018 differs from the recalculated net revenue without the adoption of ASC 606 due to the difference in timing of when we recognize revenue for sales to certain distributor customers, as further described above. More specifically, as of the prior quarter ended June 30, 2018, inventories held by our distributor customers were at historically low levels. During the quarter ended September 30, 2018, our distributor customers increased their purchases and brought their inventories up to levels that were more consistent with what they have held historically. This had the impact of lower sell-through net revenues as recalculated without the effect of adopting ASC 606. Likewise, the differences in cost of revenue, net loss and net loss per share in the table directly above are primarily attributable to the difference in net revenue.

3.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	September 30,	June 30,
	2018	2018
	(In thousands)
Finished goods	$4,494	$5,892
Raw materials	3,538	2,547
Inventories, net	$8,032	$8,439

Other Liabilities

The following table presents details of our other liabilities:

	September 30,	June 30,
	2018	2018
	(In thousands)
Current
Accrued variable consideration	$1,167	$–
Customer deposits and refunds	310	916
Accrued raw materials purchases	618	460
Deferred revenue	261	305
Capital lease obligations	42	55
Taxes payable	305	296
Accrued operating expenses	1,062	845
Total other current liabilities	$3,765	$2,877

Non-current
Deferred rent	$115	$137
Deferred revenue	166	175
Capital lease obligations	2	4
Total other non-current liabilities	$283	$316

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended
	September 30,
	2018	2017
	(In thousands, except per share data)
Numerator:
Net loss	$(83)	$(641)
Denominator:
Weighted-average common shares outstanding - basic and diluted	19,323	17,867

Net loss per share - basic and diluted	$(0.00)	$(0.04)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended
	September 30,
	2018	2017
	(In thousands)
Common stock equivalents	1,828	1,700

Severance and Related Charges

Current Fiscal Year

During the three months ended September 30, 2018, we initiated a plan to realign certain personnel resources to better fit our current business needs. These activities were substantially completed by September 30, 2018 and resulted in a total charge of approximately $460,000, which included $323,000 in severance-related costs and $137,000 in share-based compensation expense. These costs are included in the applicable functional line items within the accompanying unaudited condensed consolidated statements of operations for the three months ended September 30, 2018.

The following table presents details of the liability we recorded related to these activities:

Three Months Ended
September 30,
2018
(In thousands)
Beginning balance	$–
Charges	323
Payments	(113)
Ending balance	$210

The ending balance is recorded in accrued payroll and related expenses on the accompanying unaudited condensed consolidated balance sheet at September 30, 2018.

Prior Fiscal Year

During the three months ended September 30, 2017, we realigned certain personnel resources throughout our organization, primarily to optimize our operations and engineering efforts. These activities resulted in total charges of approximately $527,000 and consisted primarily of severance costs, and to a lesser extent, termination costs related to our facility lease in Hong Kong. These charges are included in the applicable functional line items within the accompanying unaudited condensed consolidated statement of operations for the three months ended September 30, 2017.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2018	2017
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$33	$–

4.	Warranty Reserve

The standard warranty periods we provide for our products typically range from one to five years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and for any known or anticipated product warranty issues.

The following table presents details of our warranty reserve:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2018	2018
	(In thousands)
Beginning balance	$99	$125
Charged to cost of revenue	4	168
Usage	(11)	(194)
Ending balance	$92	$99

5.	Bank Line of Credit

In October 2018, we entered into a new Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), as our previous agreement expired at the end of September 2018. The Loan Agreement provides us with a $4.0 million revolving line of credit based on qualified accounts receivable and has a maturity date of September 30, 2020. There were no outstanding borrowings as of September 30, 2018 or June 30, 2018.

The Loan Agreement provides for an interest rate per annum equal to the greater of (i) the prime rate plus 0.50% or (ii) 5.00%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of (i) the prime rate plus 1.00% or (ii) 5.00%. At September 30, 2018, we met the quick ratio requirement.

The Loan Agreement also includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth (“Minimum TNW”), currently required to be $7,000,000. The Minimum TNW is subject to adjustment upward to the extent we raise additional equity or debt financing or achieve net income in future periods. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total stockholders’ equity, less goodwill. At September 30, 2018, our Actual TNW was $25,212,000.

6.	Stockholders’ Equity

Public Offering

On September 18, 2018, we entered into an underwriting agreement with Needham & Company, LLC and Lake Street Capital Markets, LLC (the “Underwriters”) relating to the offer and sale of 2,500,000 shares of our common stock, par value $0.0001 per share, to the public at a price of $4.00 per share. We also granted the Underwriters a 30-day option to purchase up to 375,000 additional shares of our common stock to cover over-allotments, if any. Pursuant to the underwriting agreement, through September 30, 2018 we had sold an aggregate of 2,600,000 shares to the Underwriters and received proceeds net of underwriting discounts and expenses of approximately $9,438,000.

On October 19, 2018, we sold an additional 100,000 shares to the public at a price of $4.00 per share and received proceeds net of underwriting discounts and expenses of approximately $366,000.

Stock Incentive Plans

Our stock incentive plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of September 30, 2018, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Options

The following table presents a summary of activity during the three months ended September 30, 2018 with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2018	3,931	$1.73
Granted	20	3.60
Forfeited	(79)	1.85
Expired	(3)	1.63
Exercised	(393)	1.79
Balance of options outstanding at September 30, 2018	3,476	$1.73

Restricted Stock Units

The following table presents a summary of activity during the three months ended September 30, 2018 with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2018	140	$1.51
Granted	598	5.25
Vested	(44)	1.23
Forfeited	(11)	1.37
Balance of RSUs outstanding at September 30, 2018	683	$4.80

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (“ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions at the end of a specified purchase period. Each of our employees (including officers) is eligible to participate in our ESPP, subject to certain limitations as set forth in our ESPP.

The following table presents a summary of activity under our ESPP during the three months ended September 30, 2018:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2018	148
Shares issued	–
Shares available for issuance at September 30, 2018	148

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended
	September 30,
	2018	2017
	(In thousands)
Cost of revenue	$17	$13
Selling, general and administrative	400	212
Research and development	61	47
Total share-based compensation expense	$478	$272

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of September 30, 2018:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$1,337	2.3
RSUs	3,157	3.6
Stock purchase rights under ESPP	190	1.3
	$4,684

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

7.	Income Taxes

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended
	September 30,
	2018	2017
Effective tax rate	93%	4%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of September 30, 2018 and June 30, 2018.

8.	Commitments and Contingencies

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2018, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

Overview

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global provider of secure data access and management solutions for Internet of Things, or IoT, assets. Our mission is to be the leading supplier of IoT and related Information Technology, or IT, management solutions that enable companies to simplify the creation, deployment, and management of IoT projects while providing secure access to data for applications and people.

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

Most of our IoT products are pre-certified in a number of countries thereby significantly reducing our original equipment manufacturer customers’ regulatory certification costs and accelerating their time to market.

The following product families are included in our IoT product line: EDS, EDS-MD, PremierWave® EN, PremierWave® XC, SGX™, UDS, WiPort®, xDirect®, xPico®, xPico® Wi-Fi, xPress™, XPort®, XPort® Pro, MACH10® Global Device Manager and Lantronix Gateway Central.

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

Our IT Management product line includes console management, power management, and keyboard-video-mouse (commonly referred to as KVM) products that provide remote access to IT and networking infrastructure deployed in test labs, data centers, branch offices and server rooms.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, valuation of deferred income taxes, and goodwill. These policies are described in further detail in the Form 10-K. The following discussion of our critical accounting policy over revenue recognition has been updated as a result of our adoption of the new revenue standard effective July 1, 2018 (refer to Note 2 in Part I, Item 1 of this Report for further discussion). The prior year comparative financial information has not been restated and continues to be presented under the accounting standards in effect for the respective periods. There have been no other significant changes in our critical accounting policies and estimates during the three months ended September 30, 2018 as compared to what was previously disclosed in the Form 10-K.

Revenue Recognition

Revenue is recognized upon the transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We apply the following five-step approach in determining the amount and timing of revenue to be recognized: (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when the performance obligation is satisfied.

A significant portion of our products are sold to distributors under agreements which contain (i) limited rights to return unsold products and (ii) price adjustment provisions, both of which are accounted for as variable consideration when estimating the amount of revenue to recognize. Establishing accruals for product returns and pricing adjustments requires the use of judgment and estimates that impact the amount and timing of revenue recognition. When product revenue is recognized, we establish an estimated allowance for future product returns based primarily on historical returns experience and other known or anticipated returns. We also record reductions of revenue for pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recognized, based primarily on approved pricing adjustments and our historical experience. Actual product returns or pricing adjustments that differ from our estimates could result in increases or decreases to our net revenue.

From time to time, we may enter into contracts with customers that include promises to transfer multiple deliverables that may include sales of products, professional engineering services and other product qualification or certification services. Determining whether the deliverables in such arrangements are considered distinct performance obligations that should be accounted for separately versus together often requires judgment. We consider performance obligations to be distinct when the customer can benefit from the promised good or service on its own or by combining it with other resources readily available and when the promised good or service is separately identifiable from other promised goods or services in the contract. In such arrangements, we allocate revenue on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation. Additionally, estimating standalone selling prices for separate performance obligations within a contract may require significant judgment and consideration of various factors including market conditions, items contemplated during negotiation of customer arrangements and internally-developed pricing models. Changes to performance obligations that we identify, or the estimated selling prices pertaining to a contract, could materially impact the amounts of earned and unearned revenue that we record.

Results of Operations – Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Summary

In the three months ended September 30, 2018 our net revenue increased by $1,673,000, or 15.8%, compared to the three months ended September 30, 2017. The increase in net revenue was driven by a 73.3% increase in net revenue in our IT Management product line and a 6.0% increase in net revenue in our IoT product line, which were partially offset by a decline in our Other product line. We had a net loss of $83,000 for the three months ended September 30, 2018 compared to a net loss of $641,000 for the three months ended September 30, 2017. The decrease in net loss was driven by a 20.5% increase in gross profit offset by a 9.1% increase in operating expenses.

Net Revenue

The following tables present our fiscal quarter net revenue by product line and by geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
IoT	$8,967	73.0%	$8,458	79.7%	$509	6.0%
IT Management	3,101	25.3%	1,789	16.9%	1,312	73.3%
Other	211	1.7%	359	3.4%	(148)	(41.2%	)
	$12,279	100.0%	$10,606	100.0%	$1,673	15.8%

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,914	56.3%	$5,697	53.7%	$1,217	21.4%
EMEA	3,520	28.7%	$3,164	29.8%	356	11.3%
Asia Pacific Japan	1,845	15.0%	$1,745	16.5%	100	5.7%
	$12,279	100.0%	$10,606	100.0%	$1,673	15.8%

IoT

Net revenue from our IoT product line for the three months ended September 30, 2018 increased compared to the three months ended September 30, 2017 due to increases in unit sales in a variety of our product families including (i) our large scale integration chips in our EMEA region, (ii) XPort Pro and xDirect in our Americas region and (iii) our wired MatchPort products, in both the Americas and EMEA regions. The overall increase was partially offset by decreases in unit sales of our UDS and EDS product families, largely in the Americas region, and to a lesser extent, the EMEA region. We also experienced lower sales of our EDS-MD product family in the EMEA region.

IT Management

Net revenue from our IT Management product line for the three months ended September 30, 2018 increased compared to the three months ended September 30, 2017 due to increased unit sales of (i) our SLC 8000 product family across all three of our regions and (ii) our SLB product family, mostly in the Americas region. In the prior year quarter, we saw weaker demand for both of these product families partially driven by the timing of anticipated orders from certain large customers.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, continues to decline as expected.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our fiscal quarter gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$6,741	54.9%	$5,594	52.7%	$1,147	20.5%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended September 30, 2018 improved compared to the three months ended September 30, 2017 due primarily to lower charges for scrap and excess and obsolete inventories during the current quarter. During September 2018, the U.S. government expanded the list of products with tariffs imposed on Chinese goods imported into the U.S., which effectively covers the type of products that we sell. While we have a plan to substantially mitigate our financial exposure to the tariffs, we expect to incur increased tariff costs of approximately $100,000 to $200,000 in the fiscal quarter ending December 31, 2018.

Cost of revenue for the three months ended September 30, 2018 and 2017, includes $39,000 and $58,000, respectively, of severance and related charges.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,934		$2,736		$198	7.2%
Severance and related charges	201		155		46	29.7%
Professional fees and outside services	371		318		53	16.7%
Advertising and marketing	145		178		(33)	(18.5%	)
Facilities and insurance	256		265		(9)	(3.4%	)
Share-based compensation	400		212		188	88.7%
Depreciation	46		45		1	2.2%
Other	119		77		42	54.5%
Selling, general and administrative	$4,472	36.4%	$3,986	37.6%	$486	12.2%

Selling, general and administrative expenses increased primarily due to (i) higher headcount-related expenses, as we have added personnel to our sales and marketing teams over the past year and (ii) higher share-based compensation expenses resulting from the current quarter’s severance actions, along with stock awards in the current quarter granted with a higher estimated fair value than historical stock awards.

During the three months ended September 30, 2018, we realigned certain personnel resources to better fit our current business needs. These activities resulted in total charges of approximately (i) $323,000 in severance-related costs and (ii) $137,000 in share-based compensation expense. Of the total charges of $460,000, approximately, $201,000 of severance-related costs and $137,000 of share-based compensation were classified within selling, general and administrative expenses.

During the three months ended September 30, 2017, we realigned certain personnel resources throughout our organization, primarily to optimize our operations and engineering efforts. These activities resulted in total net charges of approximately $527,000, which consisted primarily of severance costs, and to a lesser extent, termination costs related to our facility lease in Hong Kong. Of the total charges, approximately $155,000 was classified within selling, general and administrative expenses.

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

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,666		$1,449		$217	15.0%
Severance and related charges	83		314		(231)	(73.6%	)
Facilities	219		202		17	8.4%
Outside services	142		65		77	118.5%
Product certifications	54		108		(54)	(50.0%	)
Share-based compensation	61		47		14	29.8%
Other	73		36		37	102.8%
Research and development	$2,298	18.7%	$2,221	20.9%	$77	3.5%

Research and development expenses increased primarily due to higher (i) headcount-related expenses, as we have added engineering personnel over the past year and (ii) outside service costs related to new product development projects. The overall increase was partially offset by the decrease in severance and related charges, which are further described above.

Provision for Income Taxes

Refer to Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion regarding our provision for income taxes.

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	September 30,	June 30,
	2018	2018	Change
	(In thousands)
Working capital	$24,407	$13,544	$10,863
Cash and cash equivalents	$18,925	$9,568	$9,357

In September 2018, we sold 2,600,000 shares of our common stock in a public offering. We received net cash proceeds from the offering of approximately $9,438,000. In October 2018, we sold an additional 100,000 shares and received net cash proceeds of approximately $366,000.

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

Our future working capital requirements will depend on many factors, including the following: timing and amount of our net revenue; our product mix and the resulting gross margins; research and development expenses; selling, general and administrative expenses; and expenses associated with any strategic partnerships, acquisitions or infrastructure investments.

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

Bank Line of Credit

Refer to Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of our loan agreement.

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2018	2017	Change
	(In thousands)
Net cash provided by (used in) operating activities	$(474)	$111	$(585)
Net cash used in investing activities	(64)	(50)	(14)
Net cash provided by financing activities	9,895	89	9,806

Operating Activities

We used net cash from operating activities during the three months ended September 30, 2018 as compared to the prior year period. This was largely due to an increase in accounts receivable compared to June 30, 2018, as a result of an increase in net revenue during the quarter as well as the timing of collections from customers. The impact of this increase in accounts receivable was partially offset by the decrease in our net loss in the current quarter compared to the prior quarter.

Investing Activities

Net cash used in investing activities was related to capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment.

Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2018 resulted primarily from the public offering of common stock described above. Additionally, for the periods ended September 30, 2018 and 2017 financing activities provided cash from stock option exercises by employees. This was partially offset by payments for (i) withholding taxes related to the vesting of restricted stock units and (ii) capital leases.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, including structured finance or special purpose entities, that have been established to facilitate off-balance sheet arrangements or for other purposes.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.

(b) Changes in Internal Controls over Financial Reporting

Effective July 1, 2018, we adopted the new revenue standard under Accounting Standards Codification 606: Revenue from Contracts with Customers. We have implemented additional business processes and control activities, primarily related to variable consideration estimates, and presentation and disclosure, in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report, and the unaudited condensed consolidated financial statements and related notes thereto in Part I, Item 1 of this Report. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in the Form 10-K, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects.

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

LANTRONIX, INC.

Date: October 26, 2018	By:	/s/ JEFFREY BENCK
Jeffrey Benck
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2018	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

10.1	Amended and Restated Loan and Security Agreement dated October 15, 2018 between Lantronix, Inc. and Silicon Valley Bank		8-K	99.1	10/16/2018

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

_________________

*	Furnished, not filed.

