Form 10-Q
period 2018-12-31
LANTRONIX INC
filed 2019-01-25
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of January 18, 2019, there were 22,213,219 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended December 31, 2018, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. These forward-looking statements relate to, among other things:

•	predictions about our earnings, revenues, margins, expenses or other financial matters;

•	forecasts of our financial condition, results of operations, liquidity position, or working capital requirements;

•	the impact of changes to our share-based awards and any related changes to our share-based compensation expenses;

•	the impact of future offerings and sales of our debt or equity securities;

•	the impact of changes in our relationship with our customers;

•	plans or expectations with respect to our product development activities, business strategies or restructuring and expansion activities;

•	demand and growth of the market for our products or for the products of our competitors;

•	the impact of pending litigation, including outcomes of such litigation;

•	the impact of our response to and implementation of recent accounting pronouncements and changes in tax laws on our consolidated financial statements and the related disclosures;

•	expected and unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

•	sufficiency of our internal controls and procedures;

•	our ability to comply with certain financial obligations in our loan agreement;

•	the success of our plans to realign and reallocate our resources; and

•	assumptions or estimates underlying any of the foregoing.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$19,367	$9,568
Accounts receivable, net	6,134	4,244
Inventories, net	9,352	8,439
Contract manufacturers' receivable	419	649
Prepaid expenses and other current assets	752	370
Total current assets	36,024	23,270
Property and equipment, net	1,184	1,036
Goodwill	9,488	9,488
Other assets	55	61
Total assets	$46,751	$33,855

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,317	$3,942
Accrued payroll and related expenses	2,731	2,808
Warranty reserve	106	99
Other current liabilities	3,325	2,877
Total current liabilities	10,479	9,726
Other non-current liabilities	256	316
Total liabilities	10,735	10,042

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	2	2
Additional paid-in capital	224,422	212,995
Accumulated deficit	(188,779)	(189,555)
Accumulated other comprehensive income	371	371
Total stockholders' equity	36,016	23,813
Total liabilities and stockholders' equity	$46,751	$33,855

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net revenue	$12,114	$11,336	$24,393	$21,942
Cost of revenue	5,453	5,022	10,991	10,034
Gross profit	6,661	6,314	13,402	11,908
Operating expenses:
Selling, general and administrative	4,159	4,173	8,631	8,159
Research and development	2,279	1,874	4,577	4,095
Total operating expenses	6,438	6,047	13,208	12,254
Income (loss) from operations	223	267	194	(346)
Interest income (expense), net	60	(5)	56	(9)
Other income (expense), net	8	1	(2)	2
Income (loss) before income taxes	291	263	248	(353)
Provision for income taxes	14	38	54	63
Net income (loss)	$277	$225	$194	$(416)

Net income (loss) per share - basic	$0.01	$0.01	$0.01	$(0.02)
Net income (loss) per share - diluted	$0.01	$0.01	$0.01	$(0.02)

Weighted-average common shares - basic	22,091	18,073	20,721	17,970
Weighted-average common shares - diluted	23,442	18,739	22,263	17,970

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	December 31,
	2018	2017
Operating activities
Net income (loss)	$194	$(416)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Share-based compensation	929	582
Depreciation and amortization	219	226
Changes in operating assets and liabilities:
Accounts receivable	(713)	(530)
Inventories	(1,375)	(102)
Contract manufacturers' receivable	230	(63)
Prepaid expenses and other current assets	(289)	(38)
Accounts payable	369	1,252
Accrued payroll and related expenses	(77)	(420)
Warranty reserve	7	(4)
Other liabilities	193	(398)
Net cash (used in) provided by operating activities	(313)	89

Investing activities
Purchases of property and equipment	(355)	(76)
Net cash used in investing activities	(355)	(76)

Financing activities
Net proceeds from issuances of common stock	10,667	454
Tax withholding paid on behalf of employees for restricted shares	(169)	(88)
Payment of capital lease obligations	(31)	(29)
Net cash provided by financing activities	10,467	337
Increase in cash and cash equivalents	9,799	350
Cash and cash equivalents at beginning of period	9,568	8,073
Cash and cash equivalents at end of period	$19,367	$8,423

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2018, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which was filed with the SEC on August 23, 2018. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at December 31, 2018, the consolidated results of our operations for the three and six months ended December 31, 2018 and our consolidated cash flows for the six months ended December 31, 2018. All intercompany accounts and transactions have been eliminated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain reclassifications have been made to the prior fiscal year financial information to conform with the current fiscal year presentation. Reclassification had no impact on net income or cash flows.

Recent Accounting Pronouncements

Shared-Based Compensation

In June 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that expands the scope of existing share-based compensation guidance for employees. The new standard will include share-based payment transactions for acquiring goods and services from nonemployees, whereby share-based payments to nonemployees will be measured and recorded at the fair value of the equity instruments that an entity is obligated to issue on the grant date. Entities are required to adopt the standard using a modified retrospective approach with a cumulative adjustment to opening retained earnings in the year of adoption for the remeasurement of liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established. The standard will be effective for Lantronix in the fiscal year beginning July 1, 2019, with early adoption permitted. We are currently evaluating this guidance and do not anticipate that adoption will have a material impact on our consolidated financial statements.

Leases

In February 2016, FASB issued an accounting standard that revises lease accounting guidance. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to that called for by guidance for operating leases prior to the adoption of the new standard. The standard requires entities to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. In July 2018, FASB issued guidance (“ASU 2018-11”), which offers a practical expedient that allows entities the option to apply the provisions of the new lease standard by recognizing a cumulative effect adjustment at the effective date of adoption without adjusting the prior comparative periods presented.

For public companies, adoption of the standard is required for annual periods beginning after December 15, 2018. Lantronix will adopt the standard in the fiscal year beginning July 1, 2019. We currently expect the most significant impact of adopting this standard on our financial statements will be the recognition of ROU assets and lease liabilities for our operating leases. We anticipate the valuation of our ROU assets and lease liabilities will be based on the estimated present value of the applicable future lease commitments. We also continue to assess the appropriate discount rate that will be applied to our valuation estimates. We expect to elect certain practical expedients, including the transition option provided in ASU 2018-11, in connection with adopting the new standard. We have not yet determined any quantitative impacts of adoption of this standard on our consolidated financial statements. Through the adoption date, we will continue our assessments, which may cause us to identify additional impacts that this standard will have on our consolidated financial statements.

Revenue from Contracts with Customers

Refer to Note 2 below regarding our adoption of the new revenue standard under FASB’s Accounting Standards Codification 606: Revenue from Contracts with Customers (“ASC 606”).

2.	Revenue Recognition

Nature of Net Revenue

Most of our net revenue is currently derived from sales of hardware products. We also derive a small portion of our net revenue from professional engineering services, extended warranty services, and software licenses. Extended warranty services generally extend the warranty period on our hardware products for an additional one to three years, depending upon the product.

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

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In thousands)
IoT	$9,070	$7,961	$18,037	$16,419
IT Management	2,888	3,218	5,989	5,007
Other	156	157	367	516
	$12,114	$11,336	$24,393	$21,942

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In thousands)
Americas	$6,182	$6,292	$13,096	$11,989
EMEA	4,080	3,172	7,600	6,336
Asia Pacific Japan	1,852	1,872	3,697	3,617
	$12,114	$11,336	$24,393	$21,942

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

A significant portion of our products are sold to distributors under agreements which contain (i) limited rights to return unsold products and (ii) price adjustment provisions, both of which are accounted for as variable consideration when estimating the amount of revenue to recognize. We base our estimates for returns and price adjustments primarily on historical experience; however, we also consider contractual allowances, approved pricing adjustments and other known or anticipated returns and price adjustments in a given period. Such estimates are generally made at the time of shipment to the customer and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Our estimates of accrued variable consideration are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet at December 31, 2018.

Services and Multiple Performance Obligations

Revenues from our extended warranty and services are generally recognized ratably over the applicable service period. We expect revenues from future sales of our SaaS products to be recognized ratably over the applicable service period as well. Revenues from professional engineering services are generally recognized as services are performed.

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

Contract Balances

In certain instances, the timing of revenue recognition may differ from the timing of invoicing to our customers. We record a contract asset receivable when revenue is recognized prior to invoicing, and a contract or deferred revenue liability when revenue is recognized subsequent to invoicing. With respect to product shipments, we expect to fulfill contract obligations within one year and so we have elected not to separately disclose the amount nor the timing of recognition of these remaining performance obligations. For contract balances related to contracts that include services and multiple performance obligations, refer to the deferred revenue discussion below. There were no unbilled contract asset receivable balances as of July 1, 2018, the transition date for ASC 606.

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

Deferred Revenue

Deferred revenue is currently comprised primarily of unearned revenue related to our extended warranty services. These services are generally invoiced at the beginning of the contract period and revenue is recognized ratably over the service period. Current and non-current deferred revenue balances represent revenue allocated to the remaining unsatisfied performance obligations at the end of a reporting period and are included in other current liabilities and other non-current liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheets.

The following table presents the changes in our deferred revenue balance for the six months ended December 31, 2018 (in thousands):

Balance, July 1, 2018	$480
New performance obligations	96
Recognition of revenue as a result of satisfying performance obligations	(179)
Balance, December 31, 2018	$397
Less: non-current portion of deferred revenue	(163)
Current portion, December 31, 2018	$234

We expect to recognize substantially all of the non-current portion of deferred revenue over the next two to three years.

Costs to Obtain or Fulfill a Contract with a Customer

In accordance with applicable accounting guidance, we recognize an asset for the incremental costs of obtaining or fulfilling a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs primarily relate to commissions earned and paid to our internal sales team and to certain external sales representatives, and are recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. As of December 31, 2018, we do not have any assets recorded pertaining to incremental costs to obtain or fulfill a contract with a customer.

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

Liabilities and Shareholders' Equity:
Other current liabilities	$2,877	$226	$3,103
Accumulated deficit	(189,555)	582	(188,973)

The following tables summarize the significant impacts of adopting ASC 606 on our financial statements as of December 31, 2018 and for the three and six months ended December 31, 2018:

Condensed Consolidated Balance Sheet

	December 31, 2018
	As Reported	Impact of Adoption	Balances Without Adoption of ASC 606
	(In thousands)
Assets:
Accounts receivable, net	$6,134	$(3,600)	$2,534
Inventories, net	9,352	1,446	10,798
Prepaid expenses and other current assets	752	(156)	596

Liabilities and Shareholders' Equity:
Other current liabilities	$3,325	14	3,339
Accumulated deficit	(188,779)	(2,324)	$(191,103)

Accounts receivable, net and inventories, net, as reported at December 31, 2018, differ from the balances that would have been recorded without the adoption of ASC 606 since we no longer record deferred revenue and inventory balances for products held at certain distributor customers awaiting sell-through. Additionally, under ASC 606 we record contract assets and contract liabilities as estimates for variable consideration, which are recorded to prepaid expenses and other current assets and other current liabilities, respectively. The accumulated deficit balance, as reported, differs from the balance without the adoption of ASC 606 as a result of the adjustments discussed above.

Condensed Consolidated Statement of Operations

	Three Months Ended December 31, 2018
	As Reported	Impact of Adoption	Amounts Without Adoption of ASC 606
	(In thousands, except per share amounts)
Net revenue	$12,114	$(1,038)	$11,076
Cost of revenue	5,453	(201)	5,252
Net income (loss)	277	(836)	(559)
Net income (loss) per share - basic	$0.01	$(0.04)	$(0.03)
Net income (loss) per share - diluted	$0.01	$(0.04)	$(0.03)

	Six Months Ended December 31, 2018
	As Reported	Impact of Adoption	Amounts Without Adoption of ASC 606
	(In thousands, except per share amounts)
Net revenue	$24,393	$(2,666)	$21,727
Cost of revenue	10,991	(922)	10,069
Net income (loss)	194	(1,742)	(1,548)
Net income (loss) per share - basic	$0.01	$(0.08)	$(0.07)
Net income (loss) per share - diluted	$0.01	$(0.08)	$(0.07)

Net revenue, as reported, for the three and six months ended December 31, 2018 differs from the recalculated net revenue without the adoption of ASC 606 due to the difference in timing of when we recognize revenue for sales to certain distributor customers, as further described above. More specifically, as of June 30, 2018, inventories held by our distributor customers were at historically low levels. During the three and six months ended December 31, 2018, our distributor customers increased their purchases and brought their inventories up to levels that were more consistent with what they have held historically. This had the impact of lower sell-through net revenues as recalculated without the effect of adopting ASC 606. Likewise, the differences in cost of revenue, net income (loss) and net income (loss) per share in the tables directly above are primarily attributable to the difference in net revenue.

3.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	December 31,	June 30,
	2018	2018
	(In thousands)
Finished goods	$6,246	$5,892
Raw materials	3,106	2,547
Inventories, net	$9,352	$8,439

Other Liabilities

The following table presents details of our other liabilities:

	December 31,	June 30,
	2018	2018
	(In thousands)
Current
Accrued variable consideration	$1,087	$–
Customer deposits and refunds	191	916
Accrued raw materials purchases	631	460
Deferred revenue	234	305
Capital lease obligations	28	55
Taxes payable	312	296
Accrued operating expenses	842	845
Total other current liabilities	$3,325	$2,877

Non-current
Deferred rent	$93	$137
Deferred revenue	163	175
Capital lease obligations	–	4
Total other non-current liabilities	$256	$316

Computation of Net Income (Loss) per Share

Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In thousands, except per share data)

Numerator:
Net income (loss)	$277	$225	$194	$(416)
Denominator:
Weighted-average common shares outstanding - basic	22,091	18,073	20,721	17,970
Effect of dilutive securities:	1,351	666	1,542	–
Denominator for net income (loss) per share - diluted	23,442	18,739	22,263	17,970

Net income (loss) per share - basic	$0.01	$0.01	$0.01	$(0.02)
Net income (loss) per share - diluted	$0.01	$0.01	$0.01	$(0.02)

The following table presents the common stock equivalents excluded from the diluted net income (loss) per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
		(In thousands)
Common stock equivalents	70	1,647	4	2,056

Severance and Related Charges

Current Fiscal Year

During the six months ended December 31, 2018, we initiated a plan to realign certain personnel resources to better fit our current business needs. These activities were substantially completed by September 30, 2018 and resulted in a total charge of approximately $460,000, which included $323,000 in severance-related costs and $137,000 in share-based compensation expense. These costs are included in the applicable functional line items within the accompanying unaudited condensed consolidated statements of operations for the six months ended December 31, 2018.

The following table presents details of the liability we recorded related to these activities:

Six Months Ended
December 31,
2018
(In thousands)
Beginning balance	$–
Charges	323
Payments	(251)
Ending balance	$72

The ending balance is recorded in accrued payroll and related expenses on the accompanying unaudited condensed consolidated balance sheet at December 31, 2018.

Prior Fiscal Year

During the six months ended December 31, 2017, we realigned certain personnel resources throughout our organization, primarily to optimize our operations and engineering efforts. These activities resulted in total charges of approximately $527,000 and consisted primarily of severance costs, and to a lesser extent, termination costs related to our facility lease in Hong Kong. These charges are included in the applicable functional line items within the accompanying unaudited condensed consolidated statement of operations for the six months ended December 31, 2017.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	December 31,
	2018	2017
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$6	$44

4.	Warranty Reserve

The standard warranty periods we provide for our products typically range from one to five years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and for any known or anticipated product warranty issues.

The following table presents details of our warranty reserve:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2018	2018
	(In thousands)
Beginning balance	$99	$125
Charged to cost of revenue	29	168
Usage	(22)	(194)
Ending balance	$106	$99

5.	Bank Line of Credit

In October 2018, we entered into a new Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), as our previous agreement expired at the end of September 2018. The Loan Agreement provides us with a $4.0 million revolving line of credit based on qualified accounts receivable and has a maturity date of September 30, 2020. There were no outstanding borrowings as of December 31, 2018 or June 30, 2018.

The Loan Agreement provides for an interest rate per annum equal to the greater of (i) the prime rate plus 0.50% or (ii) 5.00%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of (i) the prime rate plus 1.00% or (ii) 5.00%. At December 31, 2018, we met the quick ratio requirement.

The Loan Agreement also includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth (“Minimum TNW”), currently required to be $7,321,000. The Minimum TNW is subject to upward adjustment to the extent we raise additional equity or debt financing or achieve net income in future periods. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total stockholders’ equity, less goodwill. At December 31, 2018, our Actual TNW was $26,528,000.

6.	Stockholders’ Equity

Public Offering

On September 18, 2018, we entered into an underwriting agreement with Needham & Company, LLC and Lake Street Capital Markets, LLC (the “Underwriters”) relating to the offer and sale of 2,500,000 shares of our common stock, par value $0.0001 per share, to the public at a price of $4.00 per share. We also granted the Underwriters a 30-day option to purchase up to 375,000 additional shares of our common stock to cover over-allotments, if any (the “Option Shares”). Pursuant to the underwriting agreement, we sold an aggregate of 2,700,000 shares, including 200,000 Option Shares, to the Underwriters and received proceeds net of underwriting discounts and expenses of approximately $9,775,000.

Stock Incentive Plans

Our stock incentive plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of December 31, 2018, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Options

The following table presents a summary of activity during the six months ended December 31, 2018 with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2018	3,931	$1.73
Granted	72	3.58
Forfeited	(114)	1.88
Expired	(4)	1.98
Exercised	(533)	1.77
Balance of options outstanding at December 31, 2018	3,352	$1.76

Restricted Stock Units

The following table presents a summary of activity during the six months ended December 31, 2018 with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2018	140	$1.51
Granted	666	5.04
Vested	(93)	1.25
Forfeited	(14)	2.20
Balance of RSUs outstanding at December 31, 2018	699	$4.89

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (“ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions at the end of a specified purchase period. Each of our employees (including officers) is eligible to participate in our ESPP, subject to certain limitations as set forth in our ESPP. In November 2018, our stockholders approved an amendment to the ESPP to increase the number of shares of common stock reserved for issuance under the ESPP by 500,000 shares.

The following table presents a summary of activity under our ESPP during the six months ended December 31, 2018:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2018	148
Reserved for issuance	500
Shares issued	(69)
Shares available for issuance at December 31, 2018	579

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each applicable functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
		(In thousands)
Cost of revenue	$23	$13	$40	$26
Selling, general and administrative	337	239	737	451
Research and development	91	58	152	105
Total share-based compensation expense	$451	$310	$929	$582

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of December 31, 2018:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$1,246	2.1
RSUs	3,099	3.5
Stock purchase rights under ESPP	60	0.4
	$4,405

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Effective tax rate	5%	14%	22%	18%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2018 and June 30, 2018.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended December 31, 2018, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

Overview

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global provider of secure data access and management solutions for Internet of Things, or IoT, assets. Our mission is to be the leading supplier of IoT and related Information Technology, or IT, management solutions that enable companies to dramatically simplify the creation, deployment, and management of IoT projects while providing secure access to data for applications and people.

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

The following product families are included in our IT Management product line: SLB™, SLC™8000, Spider™, ConsoleFlow and vSLM™.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, valuation of deferred income taxes, and goodwill. These policies are described in further detail in the Form 10-K. The following discussion of our critical accounting policy over revenue recognition has been updated as a result of our adoption of the new revenue standard effective July 1, 2018 (refer to Note 2 in Part I, Item 1 of this Report for further discussion). The prior year comparative financial information has not been restated and continues to be presented under the accounting standards in effect for the respective periods. There have been no other significant changes in our critical accounting policies and estimates during the three and six months ended December 31, 2018 as compared to what was previously disclosed in the Form 10-K.

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

Results of Operations – Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

Summary

In the three months ended December 31, 2018 our net revenue increased by $778,000, or 6.9%, compared to the three months ended December 31, 2017. The increase in net revenue was driven by a 13.9% increase in net revenue in our IoT product line, which was partially offset by a decline in our IT Management product line. We had net income of $277,000 for the three months ended December 31, 2018 compared to net income of $225,000 for the three months ended December 31, 2017. The increase in net income was primarily due to the increase in net revenue combined with an increase in interest income.

Net Revenue

The following tables present our fiscal quarter net revenue by product line and by geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
IoT	$9,070	74.9%	$7,961	70.2%	$1,109	13.9%
IT Management	2,888	23.8%	3,218	28.4%	(330)	(10.3%	)
Other	156	1.3%	157	1.4%	(1)	(0.6%	)
	$12,114	100.0%	$11,336	100.0%	$778	6.9%

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,182	51.0%	$6,292	55.5%	$(110)	(1.7%	)
EMEA	4,080	33.7%	3,172	28.0%	908	28.6%
Asia Pacific Japan	1,852	15.3%	1,872	16.5%	(20)	(1.1%	)
	$12,114	100.0%	$11,336	100.0%	$778	6.9%

IoT

Net revenue from our IoT product line for the three months ended December 31, 2018 increased compared to the three months ended December 31, 2017 due to increases in unit sales in a variety of our product families including (i) XPort, XPort Pro, and EDS in our Americas region and (ii) our large-scale integration chips in our EMEA region. The overall increase was partially offset by decreases in unit sales of certain product families including (i) xPico Wi-Fi in the EMEA and Americas regions and (ii) UDS in the EMEA and APJ regions.

IT Management

Net revenue from our IT Management product line for the three months ended December 31, 2018 decreased compared to the three months ended December 31, 2017 due to decreased unit sales of our SLB product family in the Americas region. In the prior year quarter we experienced larger sales in this product family driven by deployments to two large customers. The overall decrease in IT Management was partially offset by an increase in unit sales of our SLC8000 product family in our EMEA region.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, was generally unchanged from the prior year period.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our fiscal quarter gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$6,661	55.0%	$6,314	55.7%	$347	5.5%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended December 31, 2018 declined slightly compared to the three months ended December 31, 2017, primarily due to tariff charges of approximately $150,000 that we incurred for certain products during the quarter. In September 2018, the U.S. government expanded the list of products with tariffs relating to Chinese goods imported into the U.S., which effectively covers the type of products that we sell. We continue to execute on our plan to mitigate our financial exposure to these tariffs in future periods. Our gross margin in the prior year quarter also benefited by approximately $125,000 from improved demand and related sales of various products to which we had applied excess and obsolete reserve estimates in previous periods. The overall decline in our gross margin in the current quarter compared to the prior year quarter was partially offset by improved product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,972		$3,097		$(125)	(4.0%	)
Professional fees and outside services	311		296		15	5.1%
Advertising and marketing	173		181		(8)	(4.4%	)
Facilities and insurance	205		203		2	1.0%
Share-based compensation	337		239		98	41.0%
Depreciation	48		46		2	4.3%
Other	113		111		2	1.8%
Selling, general and administrative	$4,159	34.3%	$4,173	36.8%	$(14)	(0.3%	)

Selling, general and administrative expenses have generally remained consistent during the periods presented. We saw an increase in share-based compensation expenses attributable to stock awards being granted with a higher estimated fair value. This was largely offset by a decrease in variable compensation expense for the three months ended December 31, 2018 compared to the prior year period.

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

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,667		$1,513		$154	10.2%
Facilities	246		194		52	26.8%
Outside services	130		32		98	306.3%
Product certifications	38		26		12	46.2%
Share-based compensation	91		58		33	56.9%
Other	107		51		56	109.8%
Research and development	$2,279	18.8%	$1,874	16.5%	$405	21.6%

Research and development expenses increased primarily due to higher (i) headcount-related expenses, as we have continued to add engineering personnel over the past year, both domestically and in India, and (ii) outside service costs related to various new product development projects.

Results of Operations – Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017

Summary

In the six months ended December 31, 2018 our net revenue increased by $2,451,000, or 11.2%, compared to the six months ended December 31, 2017. The overall increase in net revenue was primarily due to improvements in our IoT and IT Management product lines. We had net income of $194,000 for the six months ended December 31, 2018 compared to a net loss of $416,000 for the six months ended December 31, 2017. The improvement was principally driven by the increase in net revenue combined with improved margins, which were somewhat offset by increased investment in research and development and share-based compensation.

Net Revenue

The following tables present our fiscal year-to-date net revenue by product line and geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
IoT	$18,037	73.9%	$16,419	74.8%	$1,618	9.9%
IT Management	5,989	24.6%	5,007	22.8%	982	19.6%
Other	367	1.5%	516	2.4%	(149)	(28.9%	)
	$24,393	100.0%	$21,942	100.0%	$2,451	11.2%

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Americas	$13,096	53.7%	$11,989	54.6%	$1,107	9.2%
EMEA	7,600	31.2%	6,336	28.9%	1,264	19.9%
Asia Pacific Japan	3,697	15.1%	3,617	16.5%	80	2.2%
	$24,393	100.0%	$21,942	100.0%	$2,451	11.2%

IoT

Net revenue from our IoT product line for the six months ended December 31, 2018 increased compared to the six months ended December 31, 2017 due to growth in unit sales in a variety of our product families across different geographic regions including (i) XPort in the Americas and APJ regions, (ii) XPort Pro mostly in the Americas region and (iii) our large-scale integration chips in our EMEA region. The overall increase was partially offset by decreases in unit sales of certain product families including (i) UDS in the Americas and EMEA regions and (ii) EDS-MD in the EMEA region.

IT Management

Net revenue from our IT Management product line for the six months ended December 31, 2018 increased compared to the six months ended December 31, 2017, primarily due to growth in unit sales of our SLC8000 product family in the EMEA region and, to a lesser extent, the Americas and APJ regions. This was partially offset by a decrease in unit sales of our SLB product family in the Americas region, as we experienced two large customer deployments in the prior year.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, continues to decline as expected.

Gross Profit

The following table presents our fiscal year-to-date gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$13,402	54.9%	$11,908	54.3%	$1,494	12.5%

Gross margin for the six months ended December 31, 2018 was slightly higher than for the six months ended December 31, 2017, primarily due to improved product sales mix. This was partially offset by tariff charges of approximately $150,000 in the current year period.

Included in our cost of revenue for the six months ended December 31, 2018 and 2017 are $39,000 and $58,000, respectively, in severance and related charges.

Selling, General and Administrative

The following table presents our fiscal year-to-date selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,906		$5,833		$73	1.3%
Severance and related charges	201		155		46	29.7%
Professional fees and outside services	682		614		68	11.1%
Advertising and marketing	318		359		(41)	(11.4%	)
Facilities and insurance	461		468		(7)	(1.5%	)
Share-based compensation	737		451		286	63.4%
Depreciation	94		91		3	3.3%
Other	232		188		44	23.4%
Selling, general and administrative	$8,631	35.4%	$8,159	37.2%	$472	5.8%

Selling, general and administrative expenses increased primarily due to (i) higher share-based compensation expenses, primarily attributable to stock awards being granted with a higher estimated fair value, (ii) slightly higher headcount-related expenses, as we have added personnel to our sales teams and (iii) the severance and related charges discussed below. The overall increase to personnel-related expenses above was partially offset by lower variable compensation in the current year period.

During the six months ended December 31, 2018, we realigned certain personnel resources to better fit our current business needs. These activities resulted in total charges of approximately (i) $323,000 in severance-related costs and (ii) $137,000 in share-based compensation expense. Of the total charges of $460,000, approximately, $201,000 of severance-related costs and $137,000 of share-based compensation were classified within selling, general and administrative expenses.

During the six months ended December 31, 2017, we realigned certain personnel resources throughout our organization, primarily to optimize our operations and engineering efforts. These activities resulted in total net charges of approximately $527,000, which consisted primarily of severance costs, and to a lesser extent, termination costs related to our facility lease in Hong Kong. Of the total charges, approximately $155,000 was classified within selling, general and administrative expenses.

Research and Development

The following table presents our fiscal year-to-date research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2018	Revenue	2017	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,333		$2,962		$371	12.5%
Severance and related charges	83		314		(231)	(73.6%	)
Facilities	465		396		69	17.4%
Outside services	272		97		175	180.4%
Product certifications	92		134		(42)	(31.3%	)
Share-based compensation	152		105		47	44.8%
Other	180		87		93	106.9%
Research and development	$4,577	18.8%	$4,095	18.7%	$482	11.8%

Research and development expenses increased primarily due to higher (i) headcount-related expenses, as we have continued to add engineering personnel over the past year, both domestically and in India, and (ii) outside service costs related to various new product development projects. These increases were partially offset by a decrease in the severance-related charges discussed above.

Interest Income (Expense), Net

During the six months ended December 31, 2018, we began earning interest on our domestic cash balance, which significantly increased as a result of our public offering in September 2018, described further below. Our interest income was partially offset by interest expenses related to our bank line of credit.

Provision for Income Taxes

Refer to Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion regarding our provision for income taxes.

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	December 31,	June 30,
	2018	2018	Change
	(In thousands)
Working capital	$25,545	$13,544	$12,001
Cash and cash equivalents	$19,367	$9,568	$9,799

In September and October 2018, we sold 2,700,000 shares of our common stock in a public offering. We received net cash proceeds from the offering of approximately $9,775,000.

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

Our future working capital requirements will depend on many factors, including the following: timing and amount of our net revenue; our product sales mix and the resulting gross margins; research and development expenses; selling, general and administrative expenses; and expenses associated with any strategic partnerships, acquisitions or infrastructure investments.

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	December 31,
	2018	2017	Change
	(In thousands)
Net cash (used in) provided by operating activities	$(313)	$89	$(402)
Net cash used in investing activities	(355)	(76)	(279)
Net cash provided by financing activities	10,467	337	10,130

Operating Activities

We used net cash from operating activities during the six months ended December 31, 2018, compared to the prior year period during which we received net cash provided by operating activities. Our use of net cash from operating activities was largely due to an increase in inventory of approximately $913,000 during the six months ended December 31, 2018, as we have built up our inventory levels as part of our plans to transition between overseas contract manufacturer locations and to mitigate the effects of certain tariffs recently implemented by the U.S. government. The impact of this increase in inventory was partially offset by our net income for the period.

Investing Activities

Net cash used in investing activities during the six months ended December 31, 2018 relates to capital expenditures for the purchase of property and equipment, primarily related to tooling, test equipment, and production software investments.

Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2018 resulted primarily from the public offering of common stock described above. Additionally, for the periods ended December 31, 2018 and 2017 financing activities provided cash from employee stock option exercises and ESPP purchases. This was partially offset by payments for (i) withholding taxes related to the vesting of restricted stock units and (ii) capital leases.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, including structured finance or special purpose entities, that have been established to facilitate off-balance sheet arrangements or for other purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LANTRONIX, INC.

Date: January 25, 2019	By:	/s/ JEFFREY BENCK
Jeffrey Benck
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 25, 2019	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

10.1	Amended and Restated Loan and Security Agreement dated October 15, 2018 among Lantronix, Inc., Lantronix Holding Company, and Silicon Valley Bank		8-K	99.1	10/16/2018
10.2	Lantronix, Inc. 2013 Employee Stock Purchase Plan, as amended on November 13, 2018		8-K	99.1	11/15/2018
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

_________________

*	Furnished, not filed.

