Form 10-Q
period 2019-03-31
LANTRONIX INC
filed 2019-04-26
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 19, 2019, there were 22,461,319 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2019, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. These forward-looking statements relate to, among other things:

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	June 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$18,212	$9,568
Accounts receivable, net	8,351	4,244
Inventories, net	9,809	8,439
Contract manufacturers' receivable	506	649
Prepaid expenses and other current assets	817	370
Total current assets	37,695	23,270
Property and equipment, net	1,353	1,036
Goodwill	9,488	9,488
Other assets	53	61
Total assets	$48,589	$33,855

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,012	$3,942
Accrued payroll and related expenses	1,808	2,808
Warranty reserve	110	99
Other current liabilities	3,956	2,877
Total current liabilities	10,886	9,726
Other non-current liabilities	228	316
Total liabilities	11,114	10,042

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	2	2
Additional paid-in capital	225,024	212,995
Accumulated deficit	(187,922)	(189,555)
Accumulated other comprehensive income	371	371
Total stockholders' equity	37,475	23,813
Total liabilities and stockholders' equity	$48,589	$33,855

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net revenue	$12,344	11,601	$36,737	$33,543
Cost of revenue	5,254	5,017	16,245	15,051
Gross profit	7,090	6,584	20,492	18,492
Operating expenses:
Selling, general and administrative	3,867	4,241	12,498	12,400
Research and development	2,385	1,964	6,962	6,059
Total operating expenses	6,252	6,205	19,460	18,459
Income from operations	838	379	1,032	33
Interest income (expense), net	91	(5)	147	(14)
Other income (expense), net	(12)	(1)	(14)	1
Income before income taxes	917	373	1,165	20
Provision for income taxes	60	29	114	92
Net income (loss)	$857	$344	$1,051	$(72)

Net income (loss) per share - basic	$0.04	$0.02	$0.05	$(0.00)
Net income (loss) per share - diluted	$0.04	$0.02	$0.05	$(0.00)

Weighted-average common shares - basic	22,270	18,210	21,237	18,050
Weighted-average common shares - diluted	23,304	19,118	22,632	18,050

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended March 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2018	22,213	$2	$224,422	$(188,779)	$371	$36,016
Shares issued pursuant to stock awards, net	192	–	290	–	–	290
Tax withholding paid on behalf of employees for restricted shares	–	–	(19)	–	–	(19)
Share-based compensation	–	–	331	–	–	331
Net income	–	–	–	857	–	857
Balance at March 31, 2019	22,405	$2	$225,024	$(187,922)	$371	$37,475

	Three Months Ended March 31, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2017	18,177	$2	$211,498	$(190,651)	$371	$21,220
Shares issued pursuant to stock awards, net	71	–	64	–	–	64
Tax withholding paid on behalf of employees for restricted shares	–	–	(57)	–	–	(57)
Share-based compensation	–	–	295	–	–	295
Net income	–	–	–	344	–	344
Balance at March 31, 2018	18,248	$2	$211,800	$(190,307)	$371	$21,866

	Nine Months Ended March 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2018	18,908	$2	$212,995	$(189,555)	$371	$23,813
Cumulative effect of accounting change	–	–	–	582	–	582
Shares issued pursuant to equity offering, net	2,700	–	9,774	–	–	9,774
Shares issued pursuant to stock awards, net	797	–	1,183	–	–	1,183
Tax withholding paid on behalf of employees for restricted shares	–	–	(188)	–	–	(188)
Share-based compensation	–	–	1,260	–	–	1,260
Net income	–	–	–	1,051	–	1,051
Balance at March 31, 2019	22,405	$2	$225,024	$(187,922)	$371	$37,475

	Nine Months Ended March 31, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2017	17,809	$2	$210,550	$(190,235)	$371	$20,688
Shares issued pursuant to stock awards, net	439	–	518	–	–	518
Tax withholding paid on behalf of employees for restricted shares	–	–	(145)	–	–	(145)
Share-based compensation	–	–	877	–	–	877
Net loss	–	–	–	(72)	–	(72)
Balance at March 31, 2018	18,248	$2	$211,800	$(190,307)	$371	$21,866

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 31,
	2019	2018
Operating activities
Net income (loss)	$1,051	$(72)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Share-based compensation	1,260	877
Depreciation and amortization	341	336
Loss on disposal of property and equipment	10	–
Changes in operating assets and liabilities:
Accounts receivable	(2,930)	(402)
Inventories	(1,832)	(419)
Contract manufacturers' receivable	143	(245)
Prepaid expenses and other current assets	(257)	(68)
Other assets	(1)	(32)
Accounts payable	794	1,456
Accrued payroll and related expenses	(1,000)	(959)
Warranty reserve	11	(12)
Other liabilities	813	265
Net cash (used in) provided by operating activities	(1,597)	725

Investing activities
Purchases of property and equipment	(383)	(171)
Net cash used in investing activities	(383)	(171)

Financing activities
Net proceeds from issuances of common stock	10,860	518
Tax withholding paid on behalf of employees for restricted shares	(188)	(145)
Payment of capital lease obligations	(48)	(45)
Net cash provided by financing activities	10,624	328
Increase in cash and cash equivalents	8,644	882
Cash and cash equivalents at beginning of period	9,568	8,073
Cash and cash equivalents at end of period	$18,212	$8,955

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2018, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which was filed with the SEC on August 23, 2018. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at March 31, 2019, the consolidated results of our operations for the three and nine months ended March 31, 2019 and our consolidated cash flows for the nine months ended March 31, 2019. All intercompany accounts and transactions have been eliminated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain reclassifications have been made to the prior fiscal year financial information to conform with the current fiscal year presentation. Such reclassifications had no impact on net income or cash flows.

Recent Accounting Pronouncements

Shared-Based Compensation

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated No. 2018-07 (“ASU 2018-07”) that expands the scope of existing share-based compensation guidance for employees. The new standard will include share-based payment transactions for acquiring goods and services from nonemployees, whereby share-based payments to nonemployees will be measured and recorded at the fair value of the equity instruments that an entity is obligated to issue on the grant date. Entities are required to adopt the standard using a modified retrospective approach with a cumulative adjustment to opening retained earnings in the year of adoption for the remeasurement of liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established. The standard will be effective for Lantronix in the fiscal year beginning July 1, 2019, with early adoption permitted. We currently do not anticipate that adoption will have a material impact on our consolidated financial statements.

Leases

In February 2016, FASB issued Accounting Standards Codification 842: Leases (“ASC 842”) that revises lease accounting guidance. ASC 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase by the lessee. A lessee is required to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification as a finance or operating lease. For finance leases the lessee will recognize interest expense and amortization of the ROU asset, and for operating leases the lessee will recognize a straight-line lease expense. Leases with a term of 12 months or less will be accounted for in a manner similar to that called for by guidance for operating leases prior to the adoption of ASC 842. ASC 842 requires entities to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. In July 2018, FASB issued Accounting Standards Updated No. 2018-11 (“ASU 2018-11”), which offers a practical expedient that allows entities the option to apply the provisions of ASC 842 by recognizing a cumulative effect adjustment at the effective date of adoption without adjusting the prior comparative periods presented. In March 2019, FASB issued Accounting Standards Update 2019-01 (“ASU 2019-01”), which explicitly provides disclosure relief for interim periods during the year the standard is adopted. Under the new guidance, companies are not required to disclose the effect of such adoption in interim periods on certain financial statement items for periods retrospectively adjusted.

For public companies, adoption of the standard is required for annual periods beginning after December 15, 2018. Lantronix will adopt ASC 842 in the fiscal year beginning July 1, 2019. We currently expect the most significant impact on our financial statements will be the recognition of ROU assets and lease liabilities for our operating leases, primarily related to real estate. We do not believe ASC 842 will materially impact our consolidated results of operations or cash flows. The valuation of our ROU assets and lease liabilities will be based on the estimated present value of the applicable future lease commitments. We continue to assess the appropriate discount rate that will be applied to our valuation estimates. In addition, a portion of our existing leases are denominated in currencies other than the U.S. Dollar. As a result, the associated lease liabilities will be remeasured using the current exchange rate in the applicable future reporting periods, which may result in foreign exchange gains or losses.

We expect to elect certain practical expedients, including the transition option provided in ASU 2018-11. We have not yet determined the quantitative impacts of adopting ASC 842 on our consolidated financial statements. Through the adoption date, our estimates of the quantitative impact may be affected by changes in our lease portfolio, estimated discount rates and foreign currency exchange rates, among other factors. As we continue our assessments, we may identify additional impacts on our consolidated financial statements.

Revenue from Contracts with Customers

Refer to Note 2 below regarding our adoption of the new revenue standard under FASB’s Accounting Standards Codification 606: Revenue from Contracts with Customers (“ASC 606”).

2.	Revenue Recognition

Nature of Net Revenue

Most of our net revenue is currently derived from sales of hardware products. We also derive an insignificant portion of our net revenue from professional engineering services, extended warranty services, and software licenses. Extended warranty services generally extend the warranty period on our hardware products for an additional one to three years, depending upon the product.

In addition to the products and services described directly above, during the past year we have introduced a number of ready-to-use applications as well as software-as-a-service (“SaaS”) offerings for our IoT and IT Management product lines, including Lantronix Gateway Central, MACH10® Global Device Manager, and ConsoleFlowTM. These software offerings are in the early stages of evaluation and have not yet generated meaningful sales.

Net Revenue by Product Line and Geographic Region

We organize our products and solutions into three product lines: IoT, IT Management and Other. Our IoT products typically connect to one or more existing machines or are built into new industrial devices to provide network connectivity. Our IT Management product line includes out-of-band management, console management, power management, and keyboard-video-mouse (commonly referred to as KVM) products that provide remote access to IT and networking infrastructure deployed in test labs, data centers, branch offices and server rooms. We categorize products that are non-focus or end-of-life as Other.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan (“APJ”).

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
		(In thousands)
IoT	$8,935	$9,235	$26,972	$25,654
IT Management	3,210	1,964	9,199	6,971
Other	199	402	566	918
	$12,344	$11,601	$36,737	$33,543

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
		(In thousands)
Americas	$6,866	$5,832	$19,962	$17,821
EMEA	3,757	4,055	11,357	10,391
APJ	1,721	1,714	5,418	5,331
	$12,344	$11,601	$36,737	$33,543

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

A significant portion of our products are sold to distributors under agreements which contain (i) limited rights to return unsold products and (ii) price adjustment provisions, both of which are accounted for as variable consideration when estimating the amount of revenue to recognize. We base our estimates for returns and price adjustments primarily on historical experience; however, we also consider contractual allowances, approved pricing adjustments and other known or anticipated returns and price adjustments in a given period. Such estimates are generally made at the time of shipment to the customer and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Our estimates of accrued variable consideration are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet at March 31, 2019.

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

The following table presents the changes in our deferred revenue balance for the nine months ended March 31, 2019 (in thousands):

Balance, July 1, 2018	$480
New performance obligations	357
Recognition of revenue as a result of satisfying performance obligations	(280)
Balance, March 31, 2019	$557
Less: non-current portion of deferred revenue	(158)
Current portion, March 31, 2019	$399

We expect to recognize substantially all of the non-current portion of deferred revenue over the next two to three years.

Costs to Obtain or Fulfill a Contract with a Customer

In accordance with applicable accounting guidance, we recognize an asset for the incremental costs of obtaining or fulfilling a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs primarily relate to commissions earned and paid to our internal sales team and to certain external sales representatives, and are recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2019, we do not have any assets recorded pertaining to incremental costs to obtain or fulfill a contract with a customer.

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

The following tables summarize the significant impacts of adopting ASC 606 on our financial statements as of March 31, 2019 and for the three and nine months ended March 31, 2019:

Condensed Consolidated Balance Sheet

	March 31, 2019
		Impact of	Balances Without Adoption of
	As Reported	Adoption	ASC 606
	(In thousands)
Assets:
Accounts receivable, net	$8,351	$(4,337)	$4,014
Inventories, net	9,809	1,579	11,388
Prepaid expenses and other current assets	817	(196)	621

Liabilities and Shareholders' Equity:
Other current liabilities	$3,956	(294)	$3,662
Accumulated deficit	(187,922)	(2,660)	(190,582)

Accounts receivable, net and inventories, net, as reported at March 31, 2019, differ from the balances that would have been recorded without the adoption of ASC 606 since we no longer record deferred revenue and inventory balances for products held at certain distributor customers awaiting sell-through. Additionally, under ASC 606 we record contract assets and contract liabilities as estimates for variable consideration, which are recorded to prepaid expenses and other current assets and other current liabilities, respectively. The accumulated deficit balance, as reported, differs from the balance without the adoption of ASC 606 as a result of the adjustments discussed above.

Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2019
		Impact of	Amounts Without Adoption of
	As Reported	Adoption	ASC 606
	(In thousands, except per share amounts)
Net revenue	$12,344	$(428)	$11,916
Cost of revenue	5,254	(92)	5,162
Net income	857	(336)	521
Net income per share - basic	$0.04	$(0.02)	$0.02
Net income per share - diluted	$0.04	$(0.02)	$0.02

	Nine Months Ended March 31, 2019
		Impact of	Amounts Without Adoption of
	As Reported	Adoption	ASC 606
	(In thousands, except per share amounts)
Net revenue	$36,737	$(3,094)	$33,643
Cost of revenue	16,245	(1,014)	15,231
Net income (loss)	1,051	(2,078)	(1,027)
Net income (loss) per share - basic	$0.05	$(0.10)	$(0.05)
Net income (loss) per share - diluted	$0.05	$(0.10)	$(0.05)

Net revenue, as reported, for the three and nine months ended March 31, 2019 differs from the recalculated net revenue without the adoption of ASC 606 due to the difference in timing of when we recognize revenue for sales to certain distributor customers, as further described above. More specifically, as of June 30, 2018, inventories held by our distributor customers were at historically low levels. During the three and nine months ended March 31, 2019, our distributor customers increased their purchases and related inventory levels, which had the impact of lower sell-through net revenues as recalculated without the effect of adopting ASC 606. Likewise, the differences in cost of revenue, net income (loss) and net income (loss) per share in the tables directly above are primarily attributable to the difference in net revenue.

3.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	March 31,	June 30,
	2019	2018
	(In thousands)
Finished goods	$6,157	$5,892
Raw materials	3,652	2,547
Inventories, net	$9,809	$8,439

Other Liabilities

The following table presents details of our other liabilities:

	March 31,	June 30,
	2019	2018
	(In thousands)
Current
Accrued variable consideration	$1,141	$–
Customer deposits and refunds	159	916
Accrued raw materials purchases	925	460
Deferred revenue	399	305
Capital lease obligations	11	55
Taxes payable	321	296
Accrued operating expenses	1,000	845
Total other current liabilities	$3,956	$2,877

Non-current
Deferred rent	$70	$137
Deferred revenue	158	175
Capital lease obligations	–	4
Total other non-current liabilities	$228	$316

Computation of Net Income (Loss) per Share

Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
		(In thousands, except per share data)
Numerator:
Net income (loss)	$857	$344	$1,051	$(72)
Denominator:
Weighted-average common shares outstanding - basic	22,270	18,210	21,237	18,050
Effect of dilutive securities:	1,034	908	1,395	–
Denominator for net income (loss) per share - diluted	23,304	19,118	22,632	18,050

Net income (loss) per share - basic	$0.04	$0.02	$0.05	$(0.00)
Net income (loss) per share - diluted	$0.04	$0.02	$0.05	$(0.00)

The following table presents the common stock equivalents excluded from the diluted net income (loss) per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
		(In thousands)
Common stock equivalents	153	595	67	2,146

Severance and Related Charges

Current Fiscal Year

During the nine months ended March 31, 2019, we initiated a plan to realign certain personnel resources to better meet our business needs at the time. These activities were substantially completed by September 30, 2018 and resulted in a total charge of approximately $460,000, which included $323,000 in severance-related costs and $137,000 in share-based compensation expense. These costs are included in the applicable functional line items within the accompanying unaudited condensed consolidated statement of operations for the nine months ended March 31, 2019.

The following table presents details of the liability we recorded related to these activities:

Nine Months Ended March 31,
2019
(In thousands)
Beginning balance	$–
Charges	323
Payments	(284)
Ending balance	$39

The ending balance is recorded in accrued payroll and related expenses on the accompanying unaudited condensed consolidated balance sheet at March 31, 2019.

Prior Fiscal Year

During the nine months ended March 31, 2018, we realigned certain personnel resources throughout our organization, primarily to optimize our operations and engineering efforts. These activities resulted in total charges of approximately $506,000 and consisted primarily of severance costs, and to a lesser extent, termination costs related to our facility lease in Hong Kong. These charges are included in the applicable functional line items within the accompanying unaudited condensed consolidated statement of operations for the nine months ended March 31, 2018.

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,
	2019	2018
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$276	$–
Accrued stock option exercise proceeds	$97	$–

In addition to the non-cash transactions in the table above, we recorded a non-cash cumulative adjustment to accumulated deficit in connection with the adoption of ASC 606 discussed at Note 2.

4.	Warranty Reserve

The standard warranty periods we provide for our products typically range from one to five years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and for any known or anticipated product warranty issues.

The following table presents details of our warranty reserve:

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2019	2018
	(In thousands)
Beginning balance	$99	$125
Charged to cost of revenue	54	168
Usage	(43)	(194)
Ending balance	$110	$99

5.	Bank Line of Credit

In October 2018, we entered into a new Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), as our previous agreement expired at the end of September 2018. The Loan Agreement provides us with a $4.0 million revolving line of credit based on qualified accounts receivable and has a maturity date of September 30, 2020. There were no outstanding borrowings as of March 31, 2019 or June 30, 2018.

The Loan Agreement provides for an interest rate per annum equal to the greater of (i) the prime rate plus 0.50% or (ii) 5.00%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of (i) the prime rate plus 1.00% or (ii) 5.00%. At March 31, 2019, we met the quick ratio requirement.

The Loan Agreement also includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth (“Minimum TNW”), currently required to be $7,750,000. The Minimum TNW is subject to upward adjustment to the extent we raise additional equity or debt financing or achieve net income in future periods. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total stockholders’ equity, less goodwill. At March 31, 2019, our Actual TNW was $27,987,000.

6.	Stockholders’ Equity

Public Offering

On September 18, 2018, we entered into an underwriting agreement with Needham & Company, LLC and Lake Street Capital Markets, LLC (the “Underwriters”) relating to the offer and sale of 2,500,000 shares of our common stock, par value $0.0001 per share, to the public at a price of $4.00 per share. We also granted the Underwriters a 30-day option to purchase up to 375,000 additional shares of our common stock to cover over-allotments, if any (the “Option Shares”). Pursuant to the underwriting agreement, we sold an aggregate of 2,700,000 shares, including 200,000 Option Shares, to the Underwriters and received proceeds net of underwriting discounts and expenses of approximately $9,774,000.

Stock Incentive Plans

Our stock incentive plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of March 31, 2019, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Options

The following table presents a summary of activity during the nine months ended March 31, 2019 with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2018	3,931	$1.73
Granted	77	3.51
Forfeited	(303)	1.59
Expired	(91)	2.45
Exercised	(714)	1.73
Balance of options outstanding at March 31, 2019	2,900	$1.77

On April 22, 2019, Paul Pickle joined Lantronix as our Chief Executive Officer. With the commencement of his employment, Mr. Pickle was granted an inducement stock option award to purchase 500,000 shares of our common stock at a price per share of $4.04.

Restricted Stock Units

The following table presents a summary of activity during the nine months ended March 31, 2019 with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2018	140	$1.51
Granted	676	5.00
Vested	(111)	1.48
Forfeited	(134)	4.99
Balance of RSUs outstanding at March 31, 2019	571	$4.83

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

The following table presents a summary of activity under our ESPP during the nine months ended March 31, 2019:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2018	148
Reserved for issuance	500
Shares issued	(69)
Shares available for issuance at March 31, 2019	579

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each applicable functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
		(In thousands)
Cost of revenue	$22	$14	$62	$40
Selling, general and administrative	213	237	950	688
Research and development	96	44	248	149
Total share-based compensation expense	$331	$295	$1,260	$877

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of March 31, 2019:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$894	1.8
RSUs	2,334	3.3
Stock purchase rights under ESPP	30	0.1
	$3,258

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

7.	Income Taxes

We utilize the liability method of accounting for income taxes. The following table presents income before income taxes, provision for income taxes and our effective tax rates for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
		(In thousands, except percentages)
Income before income taxes	$917	$373	$1,165	$20
Provision for income taxes	60	29	114	92

Effective tax rate	7%	8%	10%	460%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2019 and June 30, 2018.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2019, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

The following product families are included in our IoT product line: EDS, EDS-MD, PremierWave® EN, PremierWave® XC, SGX™, UDS, WiPort®, xDirect®, xPico®, xPico® Wi-Fi, xPress™, XPort®, XPort® Pro, Micro, MACH10® Global Device Manager and Lantronix Gateway Central.

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

Our IT Management product line includes out-of-band management, console management, power management, and keyboard-video-mouse (commonly referred to as KVM) products that provide remote access to IT and networking infrastructure deployed in test labs, data centers, branch offices and server rooms.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, valuation of deferred income taxes, and goodwill. These policies are described in further detail in the Form 10-K. The following discussion of our critical accounting policy over revenue recognition has been updated as a result of our adoption of the new revenue standard effective July 1, 2018 (refer to Note 2 in Part I, Item 1 of this Report for further discussion). The prior year comparative financial information has not been restated and continues to be presented under the accounting standards in effect for the respective periods. There have been no other significant changes in our critical accounting policies and estimates during the three and nine months ended March 31, 2019 as compared to what was previously disclosed in the Form 10-K.

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

Results of Operations – Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Summary

In the three months ended March 31, 2019 our net revenue increased by $743,000, or 6.4%, compared to the three months ended March 31, 2018. The increase in net revenue was driven by a 63.4% increase in net revenue in our IT Management product line, which was partially offset by a decline of 3.2% in our IoT product line. We had net income of $857,000 for the three months ended March 31, 2019 compared to net income of $344,000 for the three months ended March 31, 2018. The increase in net income was primarily due to the increase in net revenue and interest income combined with improved gross profit margins.

Net Revenue

The following tables present our fiscal quarter net revenue by product line and by geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
IoT	$8,935	72.4%	$9,235	79.6%	$(300)	(3.2%	)
IT Management	3,210	26.0%	1,964	16.9%	1,246	63.4%
Other	199	1.6%	402	3.5%	(203)	(50.5%	)
	$12,344	100.0%	$11,601	100.0%	$743	6.4%

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Americas	$6,866	55.6%	$5,832	50.3%	$1,034	17.7%
EMEA	3,757	30.4%	$4,055	35.0%	(298)	(7.3%	)
APJ	1,721	14.0%	$1,714	14.7%	7	0.4%
	$12,344	100.0%	$11,601	100.0%	$743	6.4%

IoT

Net revenue from our IoT product line for the three months ended March 31, 2019 decreased compared to the three months ended March 31, 2018 due to decreases in unit sales in a variety of our product families including (i) Micro, xPico, and xPico Wi-Fi in our EMEA region and (ii) xPress in our Americas region. The overall decrease was partially offset by an increase in unit sales of our EDS product family across all regions.

IT Management

Net revenue from our IT Management product line for the three months ended March 31, 2019 increased compared to the three months ended March 31, 2018 due to increased unit sales of our SLC8000 product family in the Americas, and to a lesser extent, the EMEA and APJ regions. We also saw moderate growth in SLB unit sales in the Americas.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, continues to decline as expected.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, freight costs, personnel-related expenses, manufacturing overhead, inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our fiscal quarter gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$7,090	57.4%	$6,584	56.8%	$506	7.7%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended March 31, 2019 improved slightly compared to the three months ended March 31, 2018, primarily due to our improved sales mix.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, share-based compensation, facility expenses, information technology, advertising and marketing expenses and professional, legal and accounting fees.

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,858		$3,198		$(340)	(10.6%	)
Professional fees and outside services	222		243		(21)	(8.6%	)
Advertising and marketing	225		231		(6)	(2.6%	)
Facilities and insurance	186		202		(16)	(7.9%	)
Share-based compensation	213		237		(24)	(10.1%	)
Depreciation	50		47		3	6.4%
Other	113		83		30	36.1%
Selling, general and administrative	$3,867	31.3%	$4,241	36.6%	$(374)	(8.8%	)

Selling, general and administrative for the three months ended March 31, 2019 decreased compared to the three months ended March 31, 2018, primarily due to lower variable compensation and related headcount costs, which were driven by the departure of our previous chief executive officer.

Research and Development

Research and development expenses consist of personnel-related expenses, share-based compensation, and expenditures to third-party vendors for research and development activities and product certification costs. Our quarterly costs related to outside services and product certifications vary from period to period depending on our level of development activities.

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
		(In thousands, except percentages)
Personnel-related expenses	$1,727		$1,659		$68	4.1%
Facilities	223		199		24	12.1%
Outside services	220		53		167	315.1%
Product certifications	7		43		(36)	(83.7%	)
Share-based compensation	96		44		52	118.2%
Other	112		(34)		146	429.4%
Research and development	$2,385	19.3%	$1,964	16.9%	$421	21.4%

Research and development expenses increased primarily due to higher (i) outside service costs for prototypes and related new product development projects and (ii) headcount-related expenses, as we have continued to add engineering personnel over the past year, both domestically and in India. Additionally, in the prior year quarter, we benefited from the reversal of certain previously estimated accrued charges included in the “Other” line item in the table above, for which we determined no remaining liability existed.

Results of Operations – Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018

Summary

In the nine months ended March 31, 2019 our net revenue increased by $3,194,000, or 9.5%, compared to the nine months ended March 31, 2018. The overall increase in net revenue was primarily due to improvements in our IoT and IT Management product lines. We had net income of $1,051,000 for the nine months ended March 31, 2019 compared to a net loss of $72,000 for the nine months ended March 31, 2018. The increase in profitability was principally driven by the growth in net revenue combined with improved margins, which were somewhat offset by increased investment in research and development and share-based compensation expenses.

Net Revenue

The following tables present our fiscal year-to-date net revenue by product line and geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
IoT	$26,972	73.4%	$25,654	76.5%	$1,318	5.1%
IT Management	9,199	25.0%	6,971	20.8%	2,228	32.0%
Other	566	1.6%	918	2.7%	(352)	(38.3%	)
	$36,737	100.0%	$33,543	100.0%	$3,194	9.5%

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Americas	$19,962	54.3%	$17,821	53.1%	$2,141	12.0%
EMEA	11,357	30.9%	10,391	31.0%	966	9.3%
APJ	5,418	14.8%	5,331	15.9%	87	1.6%
	$36,737	100.0%	$33,543	100.0%	$3,194	9.5%

IoT

Net revenue from our IoT product line for the nine months ended March 31, 2019 increased compared to the nine months ended March 31, 2018 due to growth in unit sales in a variety of our product families across different geographic regions including (i) XPort and XPort Pro in the Americas and APJ regions, (ii) EDS mostly in the Americas region and (iii) our large-scale integration chips in our EMEA region. The overall increase was partially offset by decreases in unit sales of certain product families including (i) UDS across regions and (ii) our Micro product family in the APJ region.

IT Management

Net revenue from our IT Management product line for the nine months ended March 31, 2019 increased compared to the nine months ended March 31, 2018, primarily due to strong growth in unit sales of our SLC8000 product family in both the Americas and EMEA regions and, to a lesser extent, the APJ region. This growth was slightly offset by a decrease in unit sales of our SLB product family in the Americas region, as we experienced two large customer deployments in the prior year.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, continues to decline as expected.

Gross Profit

The following table presents our fiscal year-to-date gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$20,492	55.8%	$18,492	55.1%	$2,000	10.8%

Gross margin for the nine months ended March 31, 2019 was slightly higher than for the nine months ended March 31, 2018, primarily due to improved product sales mix. This was partially offset by tariff charges of approximately $220,000 that we incurred for certain products during the current year. In September 2018, the U.S. government expanded the list of products with tariffs relating to Chinese goods imported into the U.S., which effectively covers the type of products that we sell. We continue to execute on our plan to mitigate our financial exposure to these tariffs in future periods, which includes the transition of our contract manufacturing from China to South East Asia.

Included in our cost of revenue for the nine months ended March 31, 2019 and 2018 are $39,000 and $38,000, respectively, in severance and related charges.

Selling, General and Administrative

The following table presents our fiscal year-to-date selling, general and administrative expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
		(In thousands, except percentages)
Personnel-related expenses	$8,764		$9,031		$(267)	(3.0%	)
Severance and related charges	201		154		47	30.5%
Professional fees and outside services	904		857		47	5.5%
Advertising and marketing	543		590		(47)	(8.0%	)
Facilities and insurance	647		670		(23)	(3.4%	)
Share-based compensation	950		688		262	38.1%
Depreciation	144		138		6	4.3%
Other	345		272		73	26.8%
Selling, general and administrative	$12,498	34.0%	$12,400	37.0%	$98	0.8%

The increase in share-based compensation expenses were primarily attributable to stock awards being granted with a higher estimated fair value in the current year. The decrease in personnel-related expenses was primarily due to the departure of our former chief executive officer during the quarter.

During the nine months ended March 31, 2019, we realigned certain personnel resources to better meet our business needs at the time. These activities resulted in total charges of approximately (i) $323,000 in severance-related costs and (ii) $137,000 in share-based compensation expense. Of the total charges of $460,000, approximately, $201,000 of severance-related costs and $137,000 of share-based compensation were classified within selling, general and administrative expenses.

During the nine months ended March 31, 2018, we realigned certain personnel resources throughout our organization, primarily to optimize our operations and engineering efforts. These activities resulted in total net charges of approximately $506,000, which consisted primarily of severance costs, and to a lesser extent, termination costs related to our facility lease in Hong Kong. Of the total charges, approximately $154,000 was classified within selling, general and administrative expenses.

Research and Development

The following table presents our fiscal year-to-date research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,060		$4,621		$439	9.5%
Severance and related charges	83		314		(231)	(73.6%	)
Facilities	688		595		93	15.6%
Outside services	492		150		342	228.0%
Product certifications	99		177		(78)	(44.1%	)
Share-based compensation	248		149		99	66.4%
Other	292		53		239	450.9%
Research and development	$6,962	19.0%	$6,059	18.1%	$903	14.9%

Research and development expenses increased primarily due to higher (i) headcount-related expenses, as we have continued to add engineering personnel over the past year, both domestically and in India, and (ii) outside service costs and other prototype build costs related to various new product development projects. These increases were partially offset by a decrease in the severance-related charges discussed above. In addition, in the prior year, we benefited from the reversal of certain previously estimated accrued charges included in the “Other” line item in the table above, for which we determined no remaining liability existed.

Interest Income (Expense), Net

During the nine months ended March 31, 2019, we began earning interest on our domestic cash balance, which significantly increased as a result of our public offering in September 2018, described further below. Our interest income was partially offset by interest expenses related to our unused bank line of credit.

Provision for Income Taxes

Refer to Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion regarding our provision for income taxes.

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	March 31,	June 30,
	2019	2018	Change
	(In thousands)
Working capital	$26,809	$13,544	$13,265
Cash and cash equivalents	$18,212	$9,568	$8,644

In September and October 2018, we sold 2,700,000 shares of our common stock in a public offering. We received net cash proceeds from the offering of approximately $9,774,000.

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,
	2019	2018	Change
	(In thousands)
Net cash (used in) provided by operating activities	$(1,597)	$725	$(2,322)
Net cash used in investing activities	(383)	(171)	(212)
Net cash provided by financing activities	10,624	328	10,296

Operating Activities

We used net cash from operating activities during the nine months ended March 31, 2019, compared to the prior year period during which we received net cash provided by operating activities. Our use of net cash from operating activities in the current year was driven by an increase in accounts receivable of $4,107,000 during the nine months ended March 31, 2019, as a result of nearly 50% of our net revenues occurring in the last month of the quarter ended March 31, 2019. We also experienced an increase in inventories of approximately $1,370,000 during the nine months ended March 31, 2019, as we have built up our inventory levels as part of our plans to transition between overseas contract manufacturer locations and to mitigate the effects of certain tariffs recently implemented by the U.S. government. The impact to operating cash flow of these increases in asset balances was partially offset by our net income for the current year period.

Investing Activities

Net cash used in investing activities during the nine months ended March 31, 2019 relates to capital expenditures for the purchase of property and equipment, primarily related to tooling, test equipment, and production software investments.

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2019 resulted primarily from the public offering of common stock described above. Additionally, for the periods ended March 31, 2019 and 2018 financing activities provided cash from employee stock option exercises and purchases under our Employee Stock Purchase Plan. This was partially offset by payments for (i) withholding taxes related to the vesting of restricted stock units and (ii) capital leases.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, including structured finance or special purpose entities, that have been established to facilitate off-balance sheet arrangements or for other purposes.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LANTRONIX, INC.

Date: April 26, 2019	By:	/s/ PAUL PICKLE
Paul Pickle
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2019	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

10.1*	Offer Letter dated March 23, 2019 between Lantronix, Inc. and Paul H. Pickle		8-K	99.1	03/27/2019
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

_________________

*	Indicates management contract or compensatory plan, contract or arrangement
**	Furnished, not filed.

