Form 10-K
period 2019-06-30
LANTRONIX INC
filed 2019-09-11
CIK 1114925

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

(949) 453-3990

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	LTRX	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock as reported by the Nasdaq Capital Market on December 31, 2018, the last trading day of the registrant’s second fiscal quarter, was approximately $31,773,000. The determination of affiliate status for this purpose shall not be a conclusive determination for any other purpose.

As of August 30, 2019, there were 22,935,349 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement on Schedule 14A relating to the registrant's 2019 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LANTRONIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2019

* Not required for a “smaller reporting company.”

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2019, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. These forward-looking statements relate to, among other things:

•	predictions about our earnings, revenues, margins, expenses or other financial matters;
•	forecasts of our financial condition, results of operations, liquidity position, or working capital requirements;
•	the impact of changes to our share-based awards and any related changes to our share-based compensation expenses;
•	the impact of future offerings and sales of our debt or equity securities;
•	the impact of changes in our relationship with our customers;
•	plans or expectations with respect to our product development activities, business strategies or restructuring and expansion activities;
•	expectations concerning the anticipated effects of our acquisitions on our business and results of operations;
•	demand and growth of the market for our products or for the products of our competitors;
•	the impact of pending litigation, including outcomes of such litigation;
•	the impact of our response to and implementation of recent accounting pronouncements and changes in tax laws on our consolidated financial statements and the related disclosures;
•	expected and unexpected changes in regulatory requirements, taxes, trade laws and tariffs;
•	sufficiency of our internal controls and procedures;
•	our ability to comply with certain financial obligations in our loan agreement;
•	the success of our plans to realign and reallocate certain of our resources; and
•	assumptions or estimates underlying any of the foregoing.

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

You should read this Report in its entirety, together with the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules of The Nasdaq Stock Market LLC. If we do update or correct any forward-looking statements, investors should not conclude that we will make additional updates or corrections.

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

With more than 25 years of experience in creating information technology, or IT, management and machine to machine, or M2M, technologies, Lantronix is an innovator in enabling our customers to build new business models and realize the possibilities of the IoT. Our connectivity solutions are deployed with millions of machines serving a wide range of industries, including medical, security, industrial, transportation, retail, financial, environmental and government.

We were incorporated in California in 1989 and reincorporated in Delaware in 2000.

References in this Report to “fiscal 2019” refer to the fiscal year ended June 30, 2019 and references to “fiscal 2018” refer to the fiscal year ended June 30, 2018.

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

We are executing a growth strategy that includes continuous innovation complemented by strategic acquisitions to strengthen our product and technology portfolio with the intent of increasing our scale and broadening our IoT connectivity solutions so that we can increase our footprint at our customers. This will allow us to offer an increased value proposition, capture a larger portion of our customers’ software and hardware connectivity needs, and engage with customers as a strategic "total solution" partner. We believe this strategy will strengthen our position in the IoT market as our customers will be able to come to us for a variety of IoT connectivity solutions. For example, in July 2019, we completed the acquisition of a company that develops products for cellular and mobile tracking IoT solutions, which allows us to offer more complete solutions to our customers and also substantially increases the portion of the IoT market that we are able to serve.

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

We have continued to dedicate significant engineering resources to our ® management software platform and ready-to-use applications that are intended to address the markets’ need for cloud-based centralized management of IoT and IT assets. During the prior two fiscal years, we introduced a number of ready-to-use applications as well as software-as-a-service, or SaaS, offerings for both IoT and IT product lines, including Lantronix Gateway Central, MACH10 Global Device Manager, and ConsoleFlow™. Lantronix Gateway Central is a cloud-based SaaS offering that allows device manufacturers, system integrators and end users to remotely monitor and manage deployed Lantronix IoT Gateways (which are further described below). MACH10 Global Device Manager is a ready-to-use industrial IoT application that enables device manufacturers to integrate IoT device lifecycle management for remote monitoring and management for their connected devices. ConsoleFlow is a centralized IT infrastructure management and monitoring software optimized for out-of-band networks, designed to provide network resilience and ensure connectivity even when primary connections fail – and especially in data centers and at remote sites where network availability is essential to business continuity. These software offerings are in the early stages of evaluation by certain customers and did not generate meaningful revenue during fiscal 2019.

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

The following product families are included in our IoT product line: EDS, EDS-MD, PremierWave® EN, PremierWave® XC, SGX™, UDS, WiPort®, xDirect®, xPico®, xPico® Wi-Fi, xPress™, XPort®, XPort® Pro, Micro, MACH10® Global Device Manager and Lantronix Gateway Central. In addition, we expect to classify continuing products from our recent cellular and mobile tracking solutions acquisition as part of our IoT product line.

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

Direct Sales

To a lesser extent, we sell products directly to larger OEMs and end users. We also maintain an ecommerce site for direct sales.

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

Manufacturing

Our manufacturing operations are primarily conducted through third-party contract manufacturers. We currently utilize Plexus, primarily located in Malaysia, and Hana Microelectronics, primarily located in Thailand, as our contract manufacturers for most of our products. In addition, we use eSilicon Corporation to manage Taiwan Semiconductor Manufacturing Company, Ltd., a third-party foundry located in Taiwan, which manufactures our large-scale integration chips. We manufacture certain products with final assembly in the U.S. to meet trade compliance requirements.

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

Intellectual Property Rights

We believe that a considerable portion of our value resides in our intellectual property. We have developed proprietary methodologies, tools, processes and software in connection with delivering our products and services. We protect our intellectual property through a combination of patents, copyrights, trademarks, trade secrets, licenses, non-disclosure agreements and contractual provisions. We enter into a non-disclosure and confidentiality agreement with each of our employees, consultants and third parties that have access to our proprietary technology. Pursuant to assignment of inventions agreements, all of our employees and consultants assign to us all intellectual property rights for the relevant inventions created in connection with their employment or contract with us. We currently hold U.S. and international patents covering various aspects of our products, with additional patent applications pending.

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

Employees

As of August 16, 2019, we had 210 full time employees, none of whom is represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and believe we have good relationships with our employees.

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

Information About Our Executive Officers

Executive officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers. The following table presents the names, ages, and positions held by our executive officers:

Name	Age	Position
Paul H. Pickle	49	President and Chief Executive Officer
Jeremy R. Whitaker	49	Chief Financial Officer
Mohammed F. Hakam	51	Vice President of Engineering
Kevin M. Yoder	55	Vice President of Worldwide Sales

PAUL H. PICKLE joined Lantronix as its President and Chief Executive Officer and as a member of its Board of Directors in April 2019. Most recently, Mr. Pickle served as President and Chief Operating Officer of Microsemi Corporation, a leading provider of semiconductor and system solutions, from November 2013 until Microsemi was acquired by Microchip Technology Inc. in May 2018. Prior to his position as President and Chief Operating Officer, he served Microsemi as Executive Vice President, leading business operations of the company’s Integrated Circuits group, where he played an integral role in the planning, developing, and execution of Microsemi’s leading edge IC solutions for communications, industrial, aerospace, and defense/security markets.

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

FATHI HAKAM joined Lantronix in August of 2018 and serves as our Vice President of Engineering. Prior to joining Lantronix, Mr. Hakam served as the interim Senior Vice President of International Operations at Viewstream, Inc., a provider of videos and marketing content to technology companies, from September 2016 to July 2018, where he was instrumental in planning and expanding the company’s global media strategy. Before joining Viewstream, Mr. Hakam was founder and Senior Vice President of Engineering and Product Management of SwitchRay Inc., a global provider of communication service platforms for global telecom carriers, from 2012 until its acquisition by 46 Labs in September 2016. He previously spent 20+ years at a number of large companies such as Motorola and Kyocera Wireless in various engineering leadership roles, and has also been the founder of two technology companies (including SwitchRay Inc.) in the networking and telecom segment. Mr. Hakam has been a professor at National University in San Diego, instructing undergraduate and graduate courses in program and project management, international management, six sigma and statistical process control.

KEVIN M. YODER has served as our Vice President of Worldwide Sales since March 2016. Prior to joining Lantronix, Mr. Yoder served as Vice President of Sales for the Americas region at Avago Technologies (now Broadcom Limited), a leading designer, developer and global supplier of analog and digital semiconductor connectivity solutions, from June 2010 to February 2016, where he was responsible for driving more than $1.3 billion in annual revenues. Prior to joining Avago, Mr. Yoder was Vice President of Worldwide Sales for XMOS, a start-up semiconductor company. Prior to that, he held sales leadership positions at Analog Devices, Texas Instruments, and CoWare.

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

Certain of our products are sold into mature markets that are characterized by a trend of declining demand. As the overall market for these products decreases due to the adoption of new technologies, we expect that our revenues from these products will continue to decline. As a result, our future prospects will depend on our ability to develop and successfully market new products that address new and growing markets. Our failure to develop new products or failure to achieve widespread customer acceptance of any new products could cause us to lose market share and cause our revenues to decline. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, marketing and sale of new products or product enhancements. Factors that could cause delays include regulatory and/or industry approvals, product design cycle and failure to identify products or features that customers demand. In addition, the introduction and sale of new products often involves a significant technical evaluation, and we often face delays because of our customers’ internal procedures for evaluating, approving and deploying new technologies. For these and other reasons, the sales cycle associated with new products is typically lengthy, often lasting six to 24 months and sometimes longer. Therefore, there can be no assurance that our introduction or announcement of new product offerings will achieve any significant or sustainable degree of market acceptance or result in increased revenue in the near term.

Our new software offerings represent a new product line for us and are subject to the risks faced by a new business.

During the fiscal year ended June 30, 2019, we continued to dedicate significant engineering resources to our management software platform, applications, and software-as-a-service, or SaaS, offerings, including MACH10®, Global Device Manager, Lantronix Gateway Central, and ConsoleFlow™. Our management has limited experience in this marketplace. These product and service offerings will be subject to significant additional risks that are not necessarily related to our hardware products. Our ability to succeed with these offerings will depend in large part on our ability to provide customers with software products and services that offer features and functionality that address the needs of particular businesses. We may face challenges and delays in the development of this product line as the marketplace for products and services evolves to meet the needs and desires of customers. We cannot provide assurances that we will be successful in operating and growing this product line.

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

We have a lengthy sales cycle for many of our products that generally extends between six and 24 months and sometimes longer due to a lengthy customer evaluation and approval process. The length of this process can be affected by factors over which we have little or no control, including the customer’s budgetary constraints, timing of the customer’s budget cycles, and concerns by the customer about the introduction of new products by us or by our competitors. As a result, sales cycles for customer orders vary substantially among different customers. The lengthy sales cycle is one of the factors that has caused, and may continue to cause, our revenues and operating results to vary significantly from quarter to quarter. In addition, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenues, which may prevent us from pursuing other opportunities. Accordingly, excessive delays in sales could be material and adversely affect our business, financial condition or results of operations.

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

We use forecasts based on anticipated product orders to manage our manufacturing and inventory levels and other aspects of our business. However, several factors contribute to a lack of visibility with respect to future orders, including:

•	the lengthy and unpredictable sales cycle for our products that can extend from six to 24 months or longer;
•	the project-driven nature of many of our customers’ requirements;
•	we primarily sell our products indirectly through distributors;
•	the uncertainty of the extent and timing of market acceptance of our new products;
•	the need to obtain industry certifications or regulatory approval for our products;
•	the lack of long-term contracts with our customers;
•	the diversity of our product lines and geographic scope of our product distribution;
•	we have some customers who make single, non-recurring purchases; and
•	a large number of our customers typically purchase in small quantities.

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

Delays in qualifying revisions of existing products for certain of our customers could result in the delay or loss of sales to those customers, which could negatively impact our business and financial results.

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

After products are qualified, it can take additional time before the customer commences volume production of components or devices that incorporate our products. If we are unsuccessful or delayed in qualifying any new or revised products with a customer, that failure or delay would preclude or delay sales of these products to the customer, and could negatively impact our financial results. In addition, new revisions to our products could cause our customers to alter the timing of their purchases, by either accelerating or delaying purchases, which could result in fluctuations of our net revenue from quarter to quarter.

Delays in deliveries or quality control problems with our component suppliers could damage our reputation and could cause our net revenue to decline and harm our results of operations.

We and our contract manufacturers are responsible for procuring raw materials for our products. Our products incorporate some components and technologies that are only available from single or limited sources of supply. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. Moreover, due to the limited amount of our sales, we may not be able to convince suppliers to continue to make components available to us unless there is demand for these components from their other customers. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply and we may have difficulty identifying additional or replacement suppliers for some of our components.

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

We use contract manufacturers based in Asia to manufacture substantially all of our products. Generally, we do not have guaranteed supply agreements with our contract manufacturers or suppliers. If any of these subcontractors or suppliers were to cease doing business with us, we might not be able to obtain alternative sources in a timely or cost-effective manner. Our reliance on third-party manufacturers, especially in countries outside of the U.S., exposes us to a number of significant risks, including:

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

We depend on the resale of products through distributor accounts for a substantial majority of our worldwide net revenue. In addition, sales through our top five distributors accounted for approximately 57% of our net revenue in fiscal 2019. A significant reduction of effort by one or more distributors to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Our business could be harmed if the financial health of these distributors impairs their performance and we are unable to secure alternate distributors.

Our ability to sustain and grow our business depends in part on the success of our distributors and resellers.

A substantial part of our revenues is generated through sales by distributors and resellers. To the extent they are unsuccessful in selling our products, or if we are unable to obtain and retain a sufficient number of high-quality distributors and resellers, our operating results could be materially and adversely affected. In addition, our distributors and resellers may devote more resources to marketing, selling and supporting products and services that are competitive with ours, than to our products. They also may have incentives to promote our competitors' products over our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our distributors and resellers. In these cases, one or more of our important distributors or resellers may stop selling our products completely or may significantly decrease the volume of products they sell on our behalf. This sales structure also could subject us to lawsuits, potential liability and reputational harm if, for example, any of our distributors or resellers misrepresents the functionality of our products or services to customers, violates laws or our corporate policies. If we fail to effectively manage our existing or future distributors and resellers effectively, our business and operating results could be materially and adversely affected.

Changes to the average selling prices of our products could affect our net revenue and gross margins and adversely affect results of operations.

In the past, we have experienced reductions in the average selling prices and gross margins of our products. We expect competition to continue to increase, and we anticipate this could result in additional downward pressure on our pricing. Our average selling prices for our products might also decline as a result of other reasons, including promotional programs introduced by us or our competitors and customers who negotiate price concessions. To the extent we are able to increase prices, we may experience a decline in sales volumes if customers decide to purchase competitive products. If any of these were to occur, our gross margins could decline and we might not be able to reduce the cost to manufacture our products enough or at all to keep up with the decline in prices.

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

The sale of our wireless products in some geographical markets is sometimes dependent on the ability to gain certifications and/or approvals by relevant governmental bodies. In addition, many of our products are certified as meeting various industry quality and/or compatibility standards.  Failure to obtain these certifications or approvals, or delays in receiving any needed certifications or approvals, could impact our ability to compete effectively or at all in these markets and could have an adverse impact on our revenues.

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

The current political landscape has introduced significant uncertainty with respect to future trade regulations and existing international trade agreements, as shown by the recent U.S.-initiated renegotiation of the North America Free Trade Agreement, and Brexit in Europe. This uncertainty includes the possibility of imposing tariffs or penalties on products manufactured outside the U.S., including the March 22, 2018 announcement of the US government’s institution of a 25% tariff on a range of products from China and subsequent tariffs imposed by the U.S. as well as tariffs imposed by trading partners on U.S. goods, and the potential for increased trade barriers between the UK and the European Union. The institution of trade tariffs both globally and between the U.S. and China specifically, carries the risk of negatively affecting the overall economic conditions of both China and the U.S., which could have a negative impact on us.

We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. If we are unable to source our products from the countries where we wish to purchase them, either because of regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations. Furthermore, imposition of tariffs may result in local sourcing initiatives, or other developments that make it more difficult to sell our products in foreign countries, which would negatively impact our business and operating results.

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

Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, cybersecurity breaches, IT systems failure, terrorist attacks and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults and, therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance for direct earthquake-related losses. If a business interruption occurs, our business could be materially and adversely affected.

If our products become subject to cybersecurity breaches, or if public perception is that they are vulnerable to cyberattacks, our reputation and business could suffer.

We could be subject to liability or our reputation could be harmed if technologies integrated into our products fail to prevent cyberattacks, or if our partners or customers fail to safeguard the systems with security policies that conform to industry best practices. In addition, any cyberattack or security breach that affects a competitor’s products could lead to the negative perception that our solutions are or could be subject to similar attacks or breaches.

Cybersecurity breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees, on our networks and third-party cloud software providers. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any hack or breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.

Some of our new software offerings may be subject to various cybersecurity risks, which are particularly acute in the cloud-based technologies operated by us and other third parties that form a part of our solutions.

In connection with certain implementations of our management software platform, applications, and SaaS offerings, including MACH10, Global Device Manager, Lantronix Gateway Central, and ConsoleFlow, we expect to store, convey and potentially process data produced by devices. This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business. It is important for us to maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business to provide a reasonable level of reliability and security. Despite available security measures and other precautions, the infrastructure and transmission methods used by our products and services may be vulnerable to interception, attack or other disruptive problems.

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

We may seek additional capital from public or private offerings of our capital stock, borrowings under our existing or future credit lines or other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us. There can be no assurance that we will be able to raise any needed capital on terms acceptable to us, if at all. If we are unable to secure additional financing in sufficient amounts or on favorable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competition or continue to operate our business.

The terms of our amended credit facility may restrict our financial and operational flexibility and, in certain cases, our ability to operate.

The terms of our amended credit facility restrict, among other things, our ability to incur additional indebtedness; pay dividends or make certain other restricted payments; consummate certain asset sales; enter into certain transactions with affiliates; merge or consolidate with other persons; or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Further, we are currently and may in the future be required to maintain specified financial ratios, including pursuant to a Minimum Tangible Net Worth covenant, and satisfy certain financial conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to our amended credit agreement and the related loan and security agreement, we have pledged substantially all of our assets to our lender, Silicon Valley Bank.

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

We lease approximately 27,000 square feet for our corporate headquarters in Irvine, California. Our corporate headquarters includes sales, marketing, research and development, operations and administrative functions. Our lease agreement for our corporate headquarters expires in November 2020. In addition, we lease space for (i) a sales office in Shanghai, China and (ii) our engineering and design center in Hyderabad, India. As a result of the acquisition of Maestro, we acquired sales and operations facility leases in Hong Kong, India, Germany, China, and Spain.

We believe our existing facilities are adequate to meet our needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are involved in various legal and government proceedings incidental to our business. These proceedings are in various procedural stages. Although the results of these legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceedings which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, the outcome of legal proceedings is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they could, individually or in the aggregate, have a materially adverse effect on our financial position, operating results or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “LTRX.” The number of holders of record of our common stock as of August 30, 2019 was approximately 25.

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

We did not repurchase any shares of our common stock during fiscal 2019.

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

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa, or EMEA; and Asia Pacific Japan. We have one operating and reportable business segment.

References to “fiscal 2019” refer to the fiscal year ended June 30, 2019 and references to “fiscal 2018” refer to the fiscal year ended June 30, 2018.

Products and Solutions

We organize our products and solutions into three product lines: IoT, IT Management and Other. Refer to “Products and Solutions” included in Part I, Item 1 of this Report, which is incorporated herein by reference, for further discussion.

Recent Developments

Refer to Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which is incorporated herein by reference, for a discussion of our acquisition of the business of Maestro & FALCOM Holdings Limited (“Maestro”) in July 2019.

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

From time to time, we may enter into contracts with customers that include promises to transfer multiple deliverables that may include sales of products, professional engineering services and other product qualification or certification services. Determining whether the deliverables in these arrangements are considered distinct performance obligations that should be accounted for separately versus together often requires judgment. We consider performance obligations to be distinct when the customer can benefit from the promised good or service on its own or by combining it with other resources readily available and when the promised good or service is separately identifiable from other promised goods or services in the contract. In these arrangements, we allocate revenue on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation. Additionally, estimating standalone selling prices for separate performance obligations within a contract may require significant judgment and consideration of various factors including market conditions, items contemplated during negotiation of customer arrangements and internally-developed pricing models. Changes to performance obligations that we identify, or the estimated selling prices pertaining to a contract, could materially impact the amounts of earned and unearned revenue that we record.

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

During the fourth quarter of fiscal 2019, we made a qualitative assessment of whether goodwill impairment existed. Since our assessment of the qualitative factors did not result in a determination that it was more likely than not that the fair value of our single reporting unit is less than its carrying value, we were not required to perform the quantitative goodwill impairment test. As of June 30, 2019, the carrying value of our single reporting unit was $37,421,000 while our market capitalization was $75,961,000. We concluded that no goodwill impairment existed as of June 30, 2019.

Share-Based Compensation

We record share-based compensation in our consolidated statements of operations as an expense, based on the estimated grant date fair value of our share-based awards, with the fair values amortized to expense over the requisite service period. Our share-based awards are currently comprised of restricted stock units, stock options, and common stock purchase rights granted under our 2013 Employee Stock Purchase Plan, or our ESPP.

The fair value of our restricted stock units is based on the closing market price of our common stock on the grant date.

The fair value of our stock options and common stock purchase rights is generally estimated on the grant date using the Black-Scholes-Merton, or BSM, option-pricing formula. While utilizing the BSM model meets established requirements, the estimated fair values generated by the model may not be indicative of the actual fair values of our share-based awards as the model does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based awards utilizing the BSM model is affected by our stock price and various assumptions, including the expected term, expected volatility, risk-free interest rate and expected dividend yields. The expected term of our stock options is generally estimated using the simplified method, as permitted by guidance issued by the Securities and Exchange Commission, or SEC. We use the simplified method because we believe we are unable to rely on our limited historical exercise data or alternative information as a reasonable basis upon which to estimate the expected term of these options. The expected volatility is based on the historical volatility of our stock price. The risk-free interest rate assumption is based on the U.S. Treasury interest rates appropriate for the expected term of our stock options and common stock purchase rights.

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

Results of Operations - Fiscal Years Ended June 30, 2019 and 2018

Summary

For fiscal 2019, our net revenue increased by approximately $1,310,000, or 2.9%, as compared to fiscal 2018. We incurred a net loss for fiscal 2019 of $408,000, compared to net income of $680,000 for fiscal 2018, which was driven primarily by a $2,159,000, or 8.8%, increase in operating expenses, partially offset by a $867,000, or 3.4%, increase in gross profit. Fiscal 2019 operating expenses grew primarily as a result of restructuring and severance costs incurred during the year, as well as increased investment in research and development and share-based compensation expenses.

Net Revenue

The following tables present our net revenue by product lines and by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
IoT	$35,299	75.3%	$34,742	76.2%	$557	1.6%
IT Management	10,845	23.1%	9,666	21.2%	1,179	12.2%
Other	746	1.6%	1,172	2.6%	(426)	(36.3%	)
	$46,890	100.0%	$45,580	100.0%	$1,310	2.9%

	Years Ended June 30,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Americas	$25,179	53.7%	$24,930	54.7%	$249	1.0%
EMEA	14,586	31.1%	13,613	29.9%	973	7.1%
APJ	7,125	15.2%	7,037	15.4%	88	1.3%
	$46,890	100.0%	$45,580	100.0%	$1,310	2.9%

IoT

Net revenue from our IoT product line increased in fiscal 2019 primarily due to growth in unit sales in a variety of our product families in different geographic regions including (i) XPort Pro in the Americas, (ii) our large scale integration chips in the EMEA region, and (iii) our Premierwave 2050 family in the Americas region. The overall increase was partially offset by decreases in unit sales of certain product families including our (i) Micro product family in the APJ and Americas regions and (ii) xPico Wifi product family in the EMEA region.

IT Management

Net revenue from our IT Management product line increased in fiscal 2019 primarily due to strong growth in unit sales of our SLC8000 product family in the EMEA region and, to a lesser extent the Americas and APJ regions. This growth was partially offset by a decrease in unit sales of our SLB product family in the Americas region, as we experienced two large customer deployments in the prior year.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, continues to decline as expected.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly by contract manufacturers, freight costs, personnel-related expenses, manufacturing overhead, inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$26,273	56.0%	$25,406	55.7%	$867	3.4%

Gross profit as a percentage of net revenue (referred to as “gross margin”) for fiscal 2019 was slightly higher than fiscal 2018, primarily due to increased sales of higher gross margin products. This was partially offset by tariff charges of approximately $269,000 that we incurred for certain products during the current year. In September 2018, the U.S. government expanded the list of products with tariffs relating to Chinese goods imported into the U.S., which effectively covers the type of products that we sell. We continue to execute on our plan to mitigate our financial exposure to these tariffs in future periods, which includes the transition of our contract manufacturing from China to South East Asia.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, advertising and marketing expenses and professional legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$11,048		$11,965		$(917)	(7.7%	)
Professional fees and outside services	1,122		1,083		39	3.6%
Marketing and advertising	705		771		(66)	(8.6%	)
Facilities and insurance	874		901		(27)	(3.0%	)
Share-based compensation	1,441		924		517	56.0%
Depreciation	192		184		8	4.3%
Other	469		517		(48)	(9.3%	)
Selling, general and administrative	$15,851	33.8%	$16,345	35.9%	$(494)	(3.0%	)

Selling, general and administrative expenses increased in fiscal 2019 primarily due to higher share-based compensation expenses, primarily attributable to stock awards being granted during the current fiscal year with a higher estimated fair value as a result of an increase in the market value of our common stock, along with increased participation in our ESPP. These increases were partially offset by a decrease in personnel expenses due primarily to the decrease in headcount resulting from the restructuring activities, discussed below, combined with a decrease in variable compensation expenses incurred in the second half of fiscal 2019.

Research and Development

Research and development expenses consisted of personnel-related expenses, share-based compensation, and expenditures to third-party vendors for research and development activities and product certification costs. Our costs from period-to-period related to outside services and product certifications vary depending on our level and timing of development activities.

The following table presents our research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$6,418		$6,135		$283	4.6%
Facilities	911		818		93	11.4%
Outside services	772		300		472	157.3%
Product certifications	141		178		(37)	(20.8%	)
Share-based compensation	345		192		153	79.7%
Depreciation	75		41		34	82.9%
Other	417		87		330	379.3%
Research and development	$9,079	19.4%	$7,751	17.0%	$1,328	17.1%

Research and development expenses increased in fiscal 2019 primarily due to (i) higher outside services expense for product certifications, prototype design, and other new product development projects, (ii) higher personnel-related expenses resulting from growth in the engineering team during fiscal 2019, both domestically and in India, and (iii) higher share-based compensation expenses, primarily attributable to stock awards being granted with a higher estimated fair value as a result of an increase in the market value of our common stock. Additionally, in the prior year, we benefited from the reversal of certain previously estimated accrued charges included in the “Other” line item in the table above, for which we determined no remaining liability existed.

Restructuring, Severance and Related Charges

Fiscal 2019

During fiscal 2019, we executed several plans to realign certain personnel resources to better meet our business needs, for which we recorded a total of approximately $1,146,000 in severance-related costs. In connection with these actions, we also recorded approximately $271,000 in share-based compensation expense, which is categorized in the applicable functional line items in our consolidated statement of operations for fiscal 2019.

Fiscal 2018

During the first quarter of fiscal 2018, we realigned certain personnel resources throughout our organization, primarily to optimize our operations and engineering efforts. These activities resulted in total net charges of approximately $506,000, which consisted primarily of severance costs, and to a lesser extent, termination costs related to a facility lease in Hong Kong. In our consolidated financial statements for fiscal 2018, these costs were classified within the applicable function line items in our consolidated statement of operations. These costs have been reclassified as a separate line item within this Report to conform to the current fiscal 2019 presentation.

Acquisition-Related Costs

During the fourth quarter of the fiscal year ended June 30, 2019, in connection with the acquisition of Maestro, we incurred approximately $410,000 of acquisition related costs. These costs are mainly comprised of legal and other professional fees. Refer to Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which is incorporated herein by reference, for a discussion of our acquisition Maestro in July 2019.

Impairment of Long-Lived Asset

During the fourth quarter of the fiscal year ended June 30, 2019, we determined that the carrying value of a software platform license we had previously purchased from a third party was impaired. This asset had been recorded as part of fixed assets in the consolidated financial statements for previous periods. We purchased this platform and contemplated utilizing it in connection with the development of certain of our software offerings. Based on strategic changes in our product roadmap plan, along with key changes in our executive management team that occurred during the fourth quarter of fiscal 2019, we do not expect to achieve future cash flows related to this asset. We have accordingly recorded a non-cash charge of $275,000 in our consolidated statement of operations for fiscal 2019 to write off the asset’s carrying value.

Interest Income (Expense), Net

During the year ended June 30, 2019, we began earning interest on our domestic cash balance, which significantly increased as a result of the public underwritten offering of our common stock in September 2018, described further below. Our interest income was partially offset by interest expense related to our unused line of credit.

Other Expense, Net

Other expense, net, is comprised primarily of foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar. For fiscal 2019, it also contains charges for disposals of certain property and equipment.

Provision for Income Taxes

The following table presents our provision for income taxes:

	Years Ended June 30,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Provision for income taxes	$141	0.3%	$98	0.2%	$43	43.9%

The following table presents our effective tax rate based upon our provision for income taxes:

	Years Ended June 30,
	2019		2018
Effective tax rate	(52.8%	)	12.6%

We utilize the liability method of accounting for income taxes. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe these assets are more likely than not to be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we provided a full valuation allowance against our net deferred tax assets for fiscal 2019 and fiscal 2018.

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

June 30, 2019
(In thousands)
Federal	$90,984
State	$12,553

For federal income tax purposes, our NOL carryovers generated for tax years beginning before July 1, 2018 will begin to expire in the fiscal year ending June 30, 2021. Of our federal NOLs as of June 30, 2019 in the table above, approximately $51,900,000 will expire by June 30, 2023. For state income tax purposes, our NOLs began to expire in the fiscal year ended June 30, 2013. Pursuant to the Tax Cuts and Jobs Act enacted by the U.S. federal government in December 2017, for federal income tax purposes, NOL carryovers generated for our tax years beginning after June 30, 2018 can be carried forward indefinitely, but will be subject to a taxable income limitation.

Liquidity and Capital Resources

Liquidity

The following table presents our working capital and cash and cash equivalents:

	June 30,
	2019	2018	Change
	(In thousands)
Working capital	$26,718	$13,544	$13,174
Cash and cash equivalents	$18,282	$9,568	$8,714

In September and October 2018, we sold an aggregate of 2,700,000 shares of our common stock in a public underwritten offering, which includes 200,000 shares sold pursuant to the underwriters’ exercise of an option to purchase additional shares of our common stock. We received net cash proceeds from the offering of approximately $9,774,000.

Subsequent to June 30, 2019, we used approximately $5,000,000 in cash for the acquisition of Maestro.

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

From time to time, we may seek additional capital from public or private offerings of our capital stock, borrowings under our existing or future credit lines or other sources. We currently have a Form S-3 shelf registration statement on file with the SEC. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. There can be no assurance that we will be able to raise any needed capital on terms acceptable to us, if at all.

As of June 30, 2019, approximately $361,000 of our cash was held in foreign subsidiary bank accounts. This cash is unrestricted with regard to foreign liquidity needs; however, our ability to utilize a portion of this cash to satisfy liquidity needs outside of these foreign locations may be subject to approval by the relevant foreign subsidiary’s board of directors.

Bank Line of Credit

We are party to a Loan and Security Agreement that provides us with a maximum $4.0 million revolving line of credit based on qualified accounts receivable and has a maturity date of September 30, 2020. There were no outstanding borrowings as of June 30, 2019. Refer to Note 4 of Notes to Consolidated Financial Statements, included in Part IV, Item 8 of this Report, which is incorporated herein by reference, for additional information regarding our loan agreement.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,		(Decrease)
	2019	2018	Increase
	(In thousands)
Net cash (used in) provided by operating activities	$(1,748)	$509	$(2,257)
Net cash used in investing activities	(891)	(229)	662
Net cash provided by financing activities	11,353	1,215	10,138

Operating Activities

We used net cash from operating activities during fiscal 2019, compared to fiscal 2018 during which we received net cash provided by operating activities. Our use of net cash from operating activities in fiscal 2019 was driven by our net loss during fiscal 2019, combined with the impact of changes in certain operating assets and liabilities, as detailed below.

Accounts receivable increased by approximately $3,144,000, or 74.1%, during fiscal 2019 primarily due to the timing of our sales and collections. We experienced approximately 50% of our net revenues for the quarter ended June 30, 2019 occurring in the last month of the quarter.

Inventories increased by $2,070,000, or 24.5%, during fiscal 2019 as we have built up our inventory levels as part of our plans to transition between overseas contract manufacturer locations and to mitigate the effects of certain tariffs implemented by the U.S. government. Inventories also increased partially as a result of lower than expected net revenues in the fourth quarter of fiscal 2019. The impact of the increase in our inventories to operating cash flows was partially offset by an increase of $774,000, or 19.6%, in our accounts payable during fiscal 2019, which was largely driven by higher inventory levels and the timing of payments to vendors.

The decrease in net cash provided by operating activities in fiscal 2019 impacted by the changes in assets and liabilities discussed directly above was partially offset by a net increase to other current liabilities of approximately $1,703,000, or 59.2%. This increase was primarily driven by accruals for variable consideration recorded pursuant to the new revenue recognition standard we adopted in the current year, as well as accruals for legal and other costs related to the acquisition of Maestro. The increase in other current liabilities was partially offset by a decrease in accrued payroll and related expenses of approximately $748,000, or 26.6%, due to lower costs in fiscal 2019 for variable compensation.

Investing Activities

Net cash used in investing activities in fiscal 2019 relates to capital expenditures for the purchase of property and equipment, primarily related to tooling, test equipment, and production software investments. A large portion of the tooling purchases related to the onboarding of a new contract manufacturer and manufacturing test equipment for our large-scale integration chip. Net cash used in investing activities in fiscal 2018 related primarily to the purchase of various tooling and test equipment.

Financing Activities

Net cash provided by financing activities during fiscal 2019 resulted primarily from the public offering of common stock described above. Additionally, for fiscal 2019 and 2018 financing activities provided cash from employee stock option exercises and purchases under our Employee Stock Purchase Plan. These cash inflows were partially offset by payments for (i) withholding taxes related to the vesting of restricted stock units and (ii) capital leases.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, including structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that this information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2019 based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 30, 2019.

Exemption from Attestation Report of Independent Registered Public Accounting Firm

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report because we are a non-accelerated filer.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Portions of our definitive Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report, as indicated below.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth in Item 1 in the section entitled “Information About Our Executive Officers” in Part I, Item 1 of this Report, which is incorporated herein by reference.

The other information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

PART IV

ITEM 15.	CONSOLIDATED FINANCIAL STATEMENTS AND EXHIBITS

1.  Consolidated Financial Statements

The following consolidated financial statements and related Report of Independent Registered Public Accounting Firm are filed as part of this Report.

2.  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

2.1	Share Purchase Agreement, dated July 5, 2019, by and among Lantronix Holding Company, Maestro Wireless Solutions Limited, Fargo Telecom Asia Limited and Maestro & FALCOM Holdings Limited		8-K	2.1	07/10/2019

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8–K	3.2	11/15/2012

4.1	Description of Lantronix Common Stock	X

10.1*	Lantronix, Inc. Amended and Restated 2000 Stock Plan		10–K	10.35	09/28/2009

10.2*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2000 Stock Plan		10–K	10.4.1	9/11/2007

10.3*	Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.2	11/08/2010

10.4*	Form of Stock Option Agreement under the Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.3	11/08/2010

10.5*	Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan, as Amended on November 14, 2017		8-K	99.1	11/15/2017

10.6*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.3	05/09/2013

10.7*	Form of Restricted Stock Award Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.4	05/09/2013

10.8*	Lantronix, Inc. 2013 Employee Stock Purchase Plan		S–8	4.1	05/09/2013

10.9*	Letter Agreement dated September 8, 2011 between Lantronix, Inc. and Jeremy Whitaker	8–K	10.1	09/26/2011

10.10*	Amendment to Offer Letter between Lantronix, Inc. and Jeremy Whitaker, dated as of November 13, 2012	8-K	99.2	11/15/2012

10.11*	Form of Indemnification Agreement entered into between Lantronix, Inc. with its directors and certain of its executive officers	8-K	10.2	06/20/2016

10.12	Loan and Security Agreement dated May 31, 2006 between Lantronix, Inc. and Silicon Valley Bank	10–Q	10.2	02/14/2012

10.13	Amendment dated August 14, 2008 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank	10–K	10.27	09/19/2008

10.14	Amendment dated September 2010, to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank	10–Q	10.1	11/08/2010

10.15	Amendment dated August 18, 2011 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank	8–K	10.1	08/24/2011

10.16	Amendment dated January 19, 2012 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank	10–Q	10.1	02/14/2012

10.17	Amendment dated October 16, 2012 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank	8–K	99.1	10/22/2012

10.18	Amendment dated September 30, 2014 to the Loan and Security Agreement between Lantronix, Inc. and Silicon Valley Bank	8–K	99.1	10/02/2014

10.19	Assumption and Amendment to the Loan and Security Agreement dated September 22, 2016 between Lantronix, Inc. and Silicon Valley Bank	8-K	10.1	09/26/2016

10.20	Lease dated January 9, 2015 between Lantronix, Inc. and The Irvine Company, LLC	8–K	99.1	01/20/2015

10.21*	Summary of Lantronix, Inc. Annual Bonus Program	8-K	99.1	09/08/2015

10.22*	Lantronix, Inc. Non-Employee Director Compensation Policy, as revised	8-K	99.3	09/08/2015

10.23*	Offer Letter dated December 5, 2015 between Lantronix, Inc. and Jeffrey W. Benck	8–K	99.1	12/07/2015

10.24*	Form of Restricted Stock Unit Award Agreement by and between Lantronix, Inc. and Jeffrey Benck	S–8	4.4	04/28/2016

10.25*	Form of Inducement Stock Option Agreement by and between Lantronix, Inc. and Kevin Yoder	S–8	4.5	04/28/2016

10.26*	Offer Letter dated January 22, 2016 between Lantronix, Inc. and Kevin Yoder	10-K	10.30	08/24/2016

10.27*	Letter Agreement dated August 31, 2016 between Lantronix, Inc. and Jeremy Whitaker	8-K	10.1	09/02/2016

10.28	Amended and Restated Loan and Security Agreement dated October 15, 2018 among Lantronix, Inc., Lantronix Holding Company, and Silicon Valley Bank		8-K	99.1	10/16/2018

10.29	Lantronix, Inc. 2013 Employee Stock Purchase Plan, as amended on November 13, 2018		8-K	99.1	11/15/2018

10.30*	Offer Letter dated March 23, 2019 between Lantronix, Inc. and Paul H. Pickle		8-K	99.1	03/27/2019

21.1	Subsidiaries of Lantronix, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm, Squar Milner LLP	X

24.1	Power of Attorney (included on the signature page)	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

#	Portions of this Exhibit have been omitted in accordance with Item 601(b) of Regulations S-K. Certain scheduled and exhibits to this Exhibit have also been omitted in accordance with Item 601(a)(5) of Regulation S-K.
*	Indicates management contract or compensatory plan, contract or arrangement.
**	Furnished herewith.

ITEM 16.	10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTRONIX, INC.

	By:	/s/ PAUL PICKLE
Paul Pickle
President, Chief Executive Officer and Director
Date: September 11, 2019		(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Paul Pickle and Jeremy Whitaker, and each or either of them, acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PAUL PICKLE	President, Chief Executive Officer and Director	September 11, 2019
Paul Pickle	(Principal Executive Officer)

/s/ JEREMY WHITAKER	Chief Financial Officer	September 11, 2019
Jeremy Whitaker	(Principal Financial and Accounting Officer)

/s/ BERNHARD BRUSCHA	Chairman of the Board	September 11, 2019
Bernhard Bruscha

/s/ BRUCE EDWARDS	Director	September 11, 2019
Bruce Edwards

/s/ MARGARET EVASHENK	Director	September 11, 2019
Margaret Evashenk

/s/ PAUL FOLINO	Director	September 11, 2019
Paul Folino

/s/ MARTIN HALE	Director	September 11, 2019
Martin Hale

/s/ HOSHI PRINTER	Director	September 11, 2019
Hoshi Printer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Lantronix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. and its subsidiaries (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers due to the adoption of the new revenue standard. The Company adopted the new revenue standard using the modified retrospective approach.

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

Irvine, California

September 11, 2019

LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30,	June 30,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$18,282	$9,568
Accounts receivable (net of allowance for doubtful accounts of $36 and $168 at June 30, 2019 and 2018, respectively)	7,388	4,244
Inventories, net	10,509	8,439
Contract manufacturers' receivable	1,324	649
Prepaid expenses and other current assets	687	370
Total current assets	38,190	23,270

Property and equipment, net	1,199	1,036
Goodwill	9,488	9,488
Other assets	67	61
Total assets	$48,944	$33,855

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$4,716	$3,942
Accrued payroll and related expenses	2,060	2,808
Warranty reserve	116	99
Other current liabilities	4,580	2,877
Total current liabilities	11,472	9,726
Long-term capital lease obligations	–	4
Other non-current liabilities	206	312
Total liabilities	11,678	10,042

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,811,743 and 18,908,196 shares issued and outstanding at June 30, 2019 and 2018, respectively	2	2
Additional paid-in capital	226,274	212,995
Accumulated deficit	(189,381)	(189,555)
Accumulated other comprehensive income	371	371
Total stockholders' equity	37,266	23,813
Total liabilities and stockholders' equity	$48,944	$33,855

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2019	2018
Net revenue	$46,890	$45,580
Cost of revenue	20,617	20,174
Gross profit	26,273	25,406
Operating expenses:
Selling, general and administrative	15,851	16,345
Research and development	9,079	7,751
Restructuring, severance and related charges	1,146	506
Acquisition-related costs	410	–
Impairment of long-lived asset	275	–
Total operating expenses	26,761	24,602
Income (loss) from operations	(488)	804
Interest income (expense), net	236	(18)
Other expense, net	(15)	(8)
Income (loss) before income taxes	(267)	778
Provision for income taxes	141	98
Net income (loss) and comprehensive income (loss)	$(408)	$680

Net income (loss) per share - basic	$(0.02)	$0.04
Net income (loss) per share - diluted	$(0.02)	$0.04

Weighted-average common shares - basic	21,580	18,171
Weighted-average common shares - diluted	21,580	19,158

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2017	17,809	$2	$210,550	$(190,235)	$371	$20,688
Shares issued pursuant to stock awards, net	1,099	–	1,489	–	–	1,489
Tax withholding paid on behalf of employees for restricted shares	–	–	(213)	–	–	(213)
Share-based compensation	–	–	1,169	–	–	1,169
Net income	–	–	–	680	–	680
Balance at June 30, 2018	18,908	2	212,995	(189,555)	371	$23,813
Cumulative effect of accounting change (Note 2)	–	–	–	582	–	582
Shares issued pursuant to equity offering, net	2,700	–	9,774	–	–	9,774
Shares issued pursuant to stock awards, net	1,204	–	1,823	–	–	1,823
Tax withholding paid on behalf of employees for restricted shares	–	–	(189)	–	–	(189)
Share-based compensation	–	–	1,871	–	–	1,871
Net loss	–	–	–	(408)	–	(408)
Balance at June 30, 2019	22,812	$2	$226,274	$(189,381)	$371	$37,266

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2019	2018
Operating activities
Net (loss) income	$(408)	$680
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Share-based compensation	1,871	1,169
Depreciation and amortization	464	442
Impairment of long-lived asset	275	–
Loss on disposal of property and equipment	10	–
Changes in operating assets and liabilities:
Accounts receivable	(1,967)	(812)
Inventories	(2,532)	(1,480)
Contract manufacturers' receivable	(675)	(173)
Prepaid expenses and other current assets	(224)	70
Other assets	(18)	(23)
Accounts payable	765	1,202
Accrued payroll and related expenses	(748)	(276)
Warranty reserve	17	(26)
Other liabilities	1,422	(264)
Net cash (used in) provided by operating activities	(1,748)	509
Investing activities
Purchases of property and equipment	(891)	(229)
Net cash used in investing activities	(891)	(229)
Financing activities
Net proceeds from issuances of common stock	11,597	1,489
Tax withholding paid on behalf of employees for restricted shares	(189)	(213)
Payment of capital lease obligations	(55)	(61)
Net cash provided by financing activities	11,353	1,215
Increase in cash and cash equivalents	8,714	1,495
Cash and cash equivalents at beginning of year	9,568	8,073
Cash and cash equivalents at end of year	$18,282	$9,568
Supplemental disclosure of cash flow information
Interest paid	$18	$18
Income taxes paid	$115	$87

See accompanying notes.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Basis of Presentation

The consolidated financial statements include the accounts of Lantronix and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. At June 30, 2019, approximately $5,976,000 of our tangible assets were located outside of the United States (“U.S.”), a large portion of which was comprised of inventory held at (i) our third-party logistics provider in Hong Kong and (ii) our contract manufacturers in China, Malaysia and Thailand.

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

On occasion we enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of (i) any taxes collected from customers, which are subsequently remitted to governmental authorities and (ii) shipping and handling costs collected from customers.

Product Shipments

Most of our product revenue is recognized as a distinct single performance obligation when products are tendered to a carrier for delivery, which represents the point in time that our customer obtains control of the promised products. A smaller portion of our product revenue is recognized when our customer receives delivery of the promised products.

A significant portion of our products are sold to distributors under agreements which contain (i) limited rights to return unsold products and (ii) price adjustment provisions, both of which are accounted for as variable consideration when estimating the amount of revenue to recognize. We base our estimates for returns and price adjustments primarily on historical experience; however, we also consider contractual allowances, approved pricing adjustments and other known or anticipated returns and price adjustments in a given period. Such estimates are generally made at the time of shipment to the customer and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Our estimates of accrued variable consideration are included in other current liabilities in the accompanying consolidated balance sheet at June 30, 2019.

Services and Multiple Performance Obligations

Revenues from our extended warranty and services are generally recognized ratably over the applicable service period. We expect revenues from future sales of our software-as-a-service (“SaaS) products to be recognized ratably over the applicable service period as well. Revenues from professional engineering services are generally recognized as services are performed.

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. We do not have any assets or liabilities that were measured at fair value on a recurring basis, and during the fiscal years ended June 30, 2019 and 2018 we did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2019 and 2018. We did not have any other comprehensive income or losses during the fiscal years ended June 30, 2019 or 2018.

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

During the fourth quarter of the fiscal year ended June 30, 2019, we performed a qualitative assessment of whether goodwill impairment existed and did not determine that it was more likely that not that the fair value of our single reporting unit was less than its carrying amount.

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

Advertising Expenses

Advertising expenses are recorded in the period incurred and totaled $118,000 and $213,000 for the fiscal years ended June 30, 2019 and 2018, respectively.

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

For public companies, adoption of the standard is required for annual periods beginning after December 15, 2018. Lantronix will adopt ASC 842 in the fiscal year beginning July 1, 2019. We expect the most significant impact on our financial statements will be the recognition of ROU assets and lease liabilities for our operating leases, primarily related to real estate. We do not believe ASC 842 will materially impact our consolidated results of operations or cash flows. The valuation of our ROU assets and lease liabilities will be based on the estimated present value of the applicable future lease commitments. We continue to assess the appropriate discount rate that will be applied to our valuation estimates. In addition, a portion of our existing leases are denominated in currencies other than the U.S. Dollar. As a result, the associated lease liabilities will be remeasured using the current exchange rate in the applicable future reporting periods, which may result in foreign exchange gains or losses.

We expect to elect certain practical expedients, including the transition option provided in ASU 2018-11. As a result of adopting ASC 842 effective July 1, 2019, we currently expect to record an ROU asset and corresponding lease liability between approximately $900,000 and $1,200,000.

Revenue from Contracts with Customers

Refer to Note 2 below regarding our adoption of the new revenue standard under the FASB’s Accounting Standards Codification 606: Revenue from Contracts with Customers (“ASC 606”).

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

In addition to the products and services described directly above, during the past year we have introduced a number of ready-to-use applications as well as SaaS offerings for our IoT and IT Management product lines, including Lantronix Gateway Central, MACH10® Global Device Manager, and ConsoleFlow™. These software offerings are in the early stages of evaluation and have not yet generated meaningful sales.

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

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Years Ended June 30,
	2019	2018

IoT	$35,299	$34,742
IT Management	10,845	9,666
Other	746	1,172
	$46,890	$45,580

	Years Ended June 30,
	2019	2018

Americas	$25,179	$24,930
EMEA	14,586	13,613
APJ	7,125	7,037
	$46,890	$45,580

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

Deferred Revenue

Deferred revenue is currently comprised primarily of unearned revenue related to our extended warranty services. These services are generally invoiced at the beginning of the contract period and revenue is recognized ratably over the service period. Current and non-current deferred revenue balances represent revenue allocated to the remaining unsatisfied performance obligations at the end of a reporting period and are included in other current liabilities and other non-current liabilities, respectively, in the accompanying consolidated balance sheets.

The following table presents the changes in our deferred revenue balance for the year ended June 30, 2019 (in thousands):

Balance, July 1, 2018	$480
New performance obligations	407
Recognition of revenue as a result of satisfying performance obligations	(401)
Balance, June 30, 2019	$486
Less: non-current portion of deferred revenue	(158)
Current portion, June 30, 2019	$328

We expect to recognize substantially all of the non-current portion of deferred revenue over the next two to three years.

Costs to Obtain or Fulfill a Contract with a Customer

In accordance with applicable accounting guidance, we recognize an asset for the incremental costs of obtaining or fulfilling a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs primarily relate to commissions earned and paid to our internal sales team and to certain external sales representatives, and are recorded in selling, general and administrative expenses in the consolidated statements of operations. As of June 30, 2019, we do not have any assets recorded pertaining to incremental costs to obtain or fulfill a contract with a customer.

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

The following table summarizes the significant changes to our accompanying consolidated balance sheet in connection with adopting ASC 606:

	Balance at	ASC 606 Adoption	Balance at
	June 30, 2018	Adjustments	July 1, 2018
	(In thousands)
Assets:
Accounts receivable, net	$4,244	$1,177	$5,421
Inventories, net	8,439	(462)	7,977
Prepaid expenses and other current assets	370	93	463

Liabilities and Shareholders' Equity:
Other current liabilities	$2,877	$226	$3,103
Accumulated deficit	(189,555)	582	(188,973)

The following tables summarize the significant impacts of adopting ASC 606 on our consolidated financial statements as of June 30, 2019 and for the year then ended:

Consolidated Balance Sheet

	June 30, 2019
	As Reported	Impact of Adoption	Balances Without Adoption of ASC 606
	(In thousands)
Assets:
Accounts receivable, net	$7,388	$(4,914)	$2,474
Inventories, net	10,509	1,640	12,149
Prepaid expenses and other current assets	687	(215)	472

Liabilities and Shareholders' Equity:
Other current liabilities	$4,580	(406)	$4,174
Accumulated deficit	(189,381)	(3,083)	(192,464)

Accounts receivable, net and inventories, net, as reported at June 30, 2019, differ from the balances that would have been recorded without the adoption of ASC 606 since we no longer record deferred revenue and inventory balances for products held at certain distributor customers awaiting sell-through. Additionally, under ASC 606 we record contract assets and contract liabilities as estimates for variable consideration, which are recorded to prepaid expenses and other current assets and other current liabilities, respectively. The accumulated deficit balance, as reported, differs from the balance without the adoption of ASC 606 as a result of the adjustments discussed above.

Consolidated Statement of Operations

	Year Ended June 30, 2019
	As Reported	Impact of Adoption	Amounts Without Adoption of ASC 606
	(In thousands, except per share amounts)
Net revenue	$46,890	$(3,559)	$43,331
Cost of revenue	20,617	(1,056)	19,561
Net loss	(408)	(2,501)	(2,909)
Net loss per share - basic and diluted	$(0.02)	$(0.11)	$(0.13)

Net revenue, as reported, for the year ended June 30, 2019 differs from the recalculated net revenue without the adoption of ASC 606 due to the difference in timing of when we recognize revenue for sales to certain distributor customers, as further described above. More specifically, as of our prior fiscal year-end, June 30, 2018, inventories held by our distributor customers were at historically low levels. During year ended June 30, 2019, our distributor customers increased their purchases and related inventory levels, which had the impact of lower sell-through net revenues as recalculated without the effect of adopting ASC 606. Likewise, the differences in cost of revenue, net loss and net loss per share in the tables directly above are primarily attributable to the difference in net revenue.

3.           Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,
	2019	2018
	(In thousands)
Finished goods	$6,084	$5,892
Raw materials	4,425	2,547
Inventories, net	$10,509	$8,439

Property and Equipment

The following table presents details of property and equipment:

	June 30,
	2019	2018
	(In thousands)
Computer, software and office equipment	$3,839	$3,801
Furniture and fixtures	450	450
Production, development and warehouse equipment	4,229	4,137
Construction-in-progress	201	50
Property and equipment, gross	8,719	8,438
Less accumulated depreciation	(7,520)	(7,402)
Property and equipment, net	$1,199	$1,036

The following table presents details of property and equipment recorded in connection with capital lease obligations:

	June 30,
	2019	2018
	(In thousands)
Property and equipment	$250	$250
Less accumulated depreciation	(238)	(182)
Total	$12	$68

The depreciation and amortization of property and equipment recorded in connection with capital lease obligations is included within depreciation and amortization expense recorded in the applicable functional line items on our consolidated statements of operations.

Impairment of Long-Lived Asset

During the fourth quarter of the fiscal year ended June 30, 2019, we determined that the carrying value of a software platform license we had previously purchased from a third party was impaired. This asset had been recorded as part of the “Computer, software and office equipment” category in the table above. We purchased this platform and contemplated utilizing it in connection with the development of certain of our software offerings. Based on strategic changes in our product roadmap plan, along with key changes in our executive management team that occurred during the fourth quarter, we do not expect to achieve future cash flows related to this asset. We have accordingly recorded a charge of $275,000 in the accompanying consolidated statement of operations for the year ended June 30, 2019 to write off the asset’s carrying value.

Warranty Reserve

The following table presents details of our warranty reserve:

	Years Ended June 30,
	2019	2018
	(In thousands)
Beginning balance	$99	$125
Charged to cost of revenues	96	168
Usage	(79)	(194)
Ending balance	$116	$99

Other Liabilities

The following table presents details of our other liabilities:

	June 30,
	2019	2018
	(In thousands)
Current
Accrued variable consideration	$1,313	$–
Customer deposits and refunds	168	916
Accrued raw materials purchases	1,155	460
Deferred revenue	328	305
Capital lease obligations	4	55
Taxes payable	322	296
Accrued operating expenses	1,290	845
Total other current liabilities	$4,580	$2,877

Non-current
Deferred rent	$48	$137
Deferred revenue	158	175
Total other non-current liabilities	$206	$312

Computation of Net Income (Loss) per Share

The following table presents the computation of net income (loss) per share:

	Years Ended June 30,
	2019	2018
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(408)	$680

Denominator:
Weighted-average shares outstanding - basic	21,580	18,171
Effect of dilutive securities:	–	987
Weighted-average shares outstanding - diluted	21,580	19,158

Net income (loss) per share - basic	$(0.02)	$0.04
Net income (loss) per share - diluted	$(0.02)	$0.04

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2019	2018
	(In thousands)
Common stock equivalents	1,513	644

Severance and Related Charges

Fiscal Year Ended June 30, 2019

During the fiscal year ended June 30, 2019, we executed several plans to realign certain personnel resources to better meet our business needs. These activities resulted in total charges of approximately $1,417,000, which included $1,146,000 in severance-related costs and $271,000 in share-based compensation expense. Of the total severance charges recorded during the year ended June 30, 2019, $323,000 of severance-related costs and $137,000 of the share-based compensation expense were recorded in the quarter ended September 30, 2018 and $823,000 of severance-related costs and $134,000 of share-based compensation expense were recorded in the quarter ended June 30, 2019. The share-based compensation expenses are included in the applicable functional line items within the accompanying consolidated statement of operation for the year ended June 30, 2019.

The following table presents details of the liability we recorded related to these activities:

Year Ended
June 30,
2019
(In thousands)
Beginning balance	$–
Charges	1,146
Payments	(495)
Ending balance	$651

The ending balance is recorded in accrued payroll and related expenses on the accompanying consolidated balance sheet at June 30, 2019.

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

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2019	2018
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$9	$23
Accrued stock option exercise proceeds	$1	$–

4.           Bank Line of Credit

In October 2018, we entered into a new Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), as our previous agreement expired at the end of September 2018. The Loan Agreement provides us with a maximum $4.0 million revolving line of credit based on qualified accounts receivable and has a maturity date of September 30, 2020. There were no outstanding borrowings as of June 30, 2019 or 2018.

The Loan Agreement provides for an interest rate per annum equal to the greater of (i) the prime rate plus 0.50% or (ii) 5.00%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of (i) the prime rate plus 1.00% or (ii) 5.00%. At June 30, 2019, we met the quick ratio requirement.

The Loan Agreement also includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth (“Minimum TNW”), currently required to be $7,750,000. The Minimum TNW is subject to upward adjustment to the extent we raise additional equity or debt financing or achieve net income in future periods. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total stockholders’ equity, less goodwill. At June 30, 2019, our Actual TNW was $27,778,000.

The following table presents certain information with respect to the Loan Agreement:

	June 30,
	2019	2018
	(In thousands)
Outstanding borrowings on the line of credit	$–	$–
Available borrowing capacity on the line of credit	$3,842	$2,503
Outstanding letters of credit	$51	$51

Our outstanding letters of credit at June 30, 2019 and 2018 were used as security deposits.

5.           Stockholders’ Equity

Stock Incentive Plans

We have stock incentive plans in effect under which non-qualified and incentive stock options to purchase shares of Lantronix common stock (“stock options”) have been granted to employees, non-employees and board members. In addition, we have previously granted restricted common stock awards (“non-vested shares”) to employees and board members under these plans. Our current stock incentive program is governed by our Amended and Restated 2010 Stock Incentive Plan (as amended, the “2010 SIP”). Shares reserved for issuance under the 2010 SIP include rollover shares, which are any shares subject to equity compensation awards granted under our previous stock plan that expire or otherwise terminate without having been exercised in full or that are forfeited or repurchased by us by virtue of their failure to vest. A maximum of 2,100,000 of such shares are eligible for rollover. The 2010 SIP authorizes awards of stock options (both non-qualified and incentive), stock appreciation rights, non-vested shares, restricted stock units (“RSUs”) and performance shares. New shares are issued to satisfy stock option exercises and share issuances. At June 30, 2019, approximately 3,223,000 shares remain available for issuance under the 2010 SIP. We have also granted stock options and RSUs under individual inducement award agreements.

The Compensation Committee of our board of directors determines eligibility, vesting schedules and exercise prices for stock options and shares granted under the plans. Stock options are generally granted with an exercise price equal to the market price of our common stock on the grant date. Stock options generally have a contractual term of seven to ten years. Share-based awards generally vest and become exercisable over a one to four-year service period. As of June 30, 2019, no stock appreciation rights, non-vested shares, or performance shares were outstanding. No income tax benefit was realized from activity in the share-based plans during the fiscal years ended June 30, 2019 and 2018.

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

The following weighted-average assumptions were used to estimate the fair value of all of our stock option grants:

	Years Ended June 30,
	2019	2018
Expected term (in years)	4.8	4.8
Expected volatility	67%	65%
Risk-free interest rate	2.23%	1.81%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity for all of our stock options:

		Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Balance of options outstanding at June 30, 2018	3,931	$1.73
Options granted	802	3.83
Options forfeited	(437)	1.61
Options expired	(91)	2.45
Options exercised	(1,058)	1.65
Balance of options outstanding at June 30, 2019	3,147	$2.29	4.4	$3,675
Options exercisable at June 30, 2019	1,816	$1.75	3.2	$2,875

The following table presents a summary of grant date fair value and intrinsic value information for all of our stock options:

	Years Ended June 30,
	2019	2018
	(In thousands,
	except per share data)
Weighted-average grant date fair value per share	$2.15	$1.18
Intrinsic value of options exercised	$2,400	$693

Restricted Stock Units

The fair value of our RSUs is based on the closing market price of our common stock on the grant date.

The following table presents a summary of activity with respect to our RSUs during the fiscal year ended June 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2018	140	$1.51
Granted	1,061	4.47
Forfeited	(208)	5.11
Vested	(127)	1.72
Balance of RSUs outstanding at June 30, 2019	866	$4.24

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

The Plan has historically operated with consecutive, overlapping offering periods lasting up to 24 months, with new offering periods commencing on the first trading day on or after May 16 and November 16 of each year. In November 2018, our Board of Directors resolved to reduce each offering period to six months (“Offering Period”). Accordingly, there are now two Offering Periods each year; May 16 through November 15 and November 16 through May 15. Common stock may be purchased under the Plan at the end of each six-month Offering Period unless the participant withdraws or terminates employment earlier. Shares of the Company’s common stock may be purchased under the Plan at a price not less than 85% of the lesser of the fair market value of our common stock on the first or last trading day of each Offering Period.

For purposes of measuring share-based compensation expense and calculating net income (loss) per share, we account for common stock purchase rights granted under the ESPP in the same manner as our other shared-based awards.

The per share fair value of stock purchase rights granted under the ESPP was estimated using the following weighted-average assumptions:

	Years Ended June 30,
	2019	2018
Expected term (in years)	0.5	1.3
Expected volatility	79%	64%
Risk-free interest rate	2.45%	1.76%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity under our ESPP during the fiscal year ended June 30, 2019:

Year Ended
June 30, 2019
(In thousands, except per share data)
Shares available for issuance at June 30, 2018	148
Shares reserved for issuance	500
Shares issued	(131)
Shares available for issuance at June 30, 2019	517
Weighted-average purchase price per share	$2.31
Intrinsic value of ESPP shares on purchase date	$153

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each applicable functional line item on our consolidated statements of operations:

	Years Ended June 30,
	2019	2018
	(In thousands)
Cost of revenues	$85	$53
Selling, general and administrative	1,441	924
Research and development	345	192
Total share-based compensation expense	$1,871	$1,169

The following table presents a summary of the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of June 30, 2019:

	Remaining Unrecognized Compensation Expense	Remaining Weighted-Average Years to Recognize
	(In thousands)
Stock options	$2,096	2.8
Restricted stock units	$3,064	3.5
Common stock purchase rights under ESPP	$65	0.4

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

6.            401(k) Plan

We have a savings plan (the “Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to make contributions to the Plan through salary deferrals up to 100% of their base pay, subject to limitations. We made approximately $155,000 and $150,000 in matching contributions to participants in the Plan during the fiscal years ended June 30, 2019 and 2018, respectively.

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

8.            Income Taxes

The provision for income taxes consists of the following components:

	Years Ended June 30,
	2019	2018
	(In thousands)
Current:
Federal	$–	$–
State	3	(1)
Foreign	138	99
	141	98
Deferred:
Federal	–	–
State	–	–
Foreign	–	–
Provision for income taxes	$141	$98

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2019	2018
	(In thousands)
United States	$(623)	$504
Foreign	356	274
Income (loss) before income taxes	$(267)	$778

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2019	2018
	(In thousands)
Deferred tax assets:
Tax losses and credits	$20,158	$19,870
Reserves not currently deductible	1,366	1,714
Deferred compensation	383	276
Inventory capitalization	481	369
Acquisition costs	91	–
Depreciation	8	106
Other	151	114
Gross deferred tax assets	22,638	22,449
Valuation allowance	(22,353)	(22,155)
Deferred tax assets, net	285	294
Deferred tax liabilities:
State taxes	(285)	(294)
Deferred tax liabilities	(285)	(294)
Net deferred tax assets (liabilities)	$–	$–

We have recorded a valuation allowance against our net deferred tax assets, due to uncertainties surrounding the realization of the deferred tax assets.

The following table presents a reconciliation of the provision for income taxes to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2019	2018
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(56)	$214
Increase (decrease) resulting from:
Change in tax rate	–	12,887
Officer compensation	10	49
Stock options	(223)	(100)
Other permanent differences	15	(5)
Change in valuation allowance	289	(13,204)
Foreign tax credit	(72)	–
GILTI inclusion	76	63
Foreign tax rate variances	64	23
Other	38	171
Provision for income taxes	$141	$98

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

June 30,
2019
(In thousands)
Federal	$90,984
State	$12,553

For federal income tax purposes, our NOL carryovers generated for tax years beginning before July 1, 2018 will begin to expire in the fiscal year ending June 30, 2021. Of our federal NOLs as of June 30, 2019 in the table above, approximately $51,900,000 will expire by June 30, 2023. Pursuant to the Tax Cuts and Jobs Act (the “2017 Act”) enacted by the U.S. federal government in December 2017, for federal income tax purposes, NOL carryovers generated for our tax years beginning after June 30, 2018 can be carried forward indefinitely but will be subject to a taxable income limitation. For state income tax purposes, our NOLs began to expire in the fiscal year ended June 30, 2013.

We continue to assert that our foreign earnings are indefinitely reinvested in our overseas operations and as such, deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries. However, given the passage of the 2017 Act, we may re-evaluate our position in future periods.

The 2017 Act created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (GILTI), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. During the fiscal year ended June 30, 2019, we elected to treat the tax effect of GILTI as a current-period expense when incurred.

Unrecognized Tax Benefits

The following table summarizes our liability for uncertain tax positions for the fiscal year ended June 30, 2019 (in thousands):

Year Ended
June 30, 2019
Balance as of June 30, 2018	$6,600
Change in balances related to uncertain tax positions	–
Balance as of June 30, 2019	$6,600

At June 30, 2019, we had $6,600,000 of gross unrecognized tax benefits. Of the total unrecognized tax benefits at June 30, 2019, $6,600,000 was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in our valuation allowance of $6,600,000. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the fiscal years ended June 30, 2019 and 2018 we recorded an immaterial expense for interest and penalties related to income tax matters in the provision for income taxes. At June 30, 2019, we had approximately $217,000 of accrued interest and penalties related to uncertain tax positions.

At June 30, 2019, our fiscal years ended June 30, 2016 through 2019 remain open to examination by the federal taxing jurisdiction and our fiscal years ended June 30, 2015 through 2019 remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in the fiscal year ended June 30, 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred. Our fiscal years ended June 30, 2012 through 2019 remain open to examination by foreign taxing authorities. We currently do not anticipate that the amount of unrecognized tax benefits as of June 30, 2019 will significantly increase or decrease within the next 12 months.

9.           Commitments and Contingencies

Leases

We lease various office equipment and office and warehouse facilities under non-cancelable capital and operating leases.

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

The following schedule presents minimum lease payments for all non-cancelable operating and capital leases as of June 30, 2019:

	Capital	Operating
Years Ending June 30,	Leases	Leases	Total
	(In thousands)
2020	$4	$571	$575
2021	–	252	252
Total	4	$823	$827
Amounts representing interest	–
Present value of net minimum lease payments	4
Less: capital lease obligations, short-term portion (included in other current liabilities)	4
Capital lease obligations, long-term portion	$–

The following table presents rent expense:

	Years Ended June 30,
	2019	2018
	(In thousands)
Rent expense	$795	$717

10.           Significant Geographic, Customer and Supplier Information

The following table presents our sales within geographic regions as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended June 30,
	2019	2018
Americas	54%	55%
Europe, Middle East, and Africa	31%	30%
Asia Pacific Japan	15%	15%
Total	100%	100%

The following table presents sales to significant countries as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended June 30,
	2019	2018
U.S. and Canada	54%	54%
Germany	22%	20%
Japan	8%	7%
United Kingdom	7%	7%

Customers

The following table presents sales to our significant customers as a percentage of net revenue:

	Years Ended June 30,
	2019	2018

Top five customers (1)(2)	57%	51%
Ingram Micro	24%	19%
Arrow	13%	12%

(1) Includes Ingram Micro and Arrow for the fiscal years ended June 30, 2019 and 2018.

(2) All top five customers are distributors, who are part of our product distribution system.

No other customer represented more than 10% of our annual net revenue during these fiscal years.

Related Party Transactions

We had no net revenue from related parties for the fiscal years ended June 30, 2019 and 2018.

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

11.           Subsequent Event

On July 5, 2019, Lantronix entered into a Share Purchase Agreement (the “Purchase Agreement”) with Maestro Wireless Solutions Limited, a Hong Kong private company limited by shares (“MWS”), Fargo Telecom Asia Limited, a Hong Kong private company limited by shares (“FTA” and together with MWS and their respective subsidiaries, the “Acquired Companies”) and Maestro & FALCOM Holdings Limited, a British Virgin Islands company (“Seller”). Seller owned 100% of the issued share capital of each of FTA and MWS (collectively, the “Transferred Interests”). Pursuant to the Purchase Agreement, we agreed to purchase from Seller the Transferred Interests (the “Transaction”) for approximately $5,070,000 in cash, subject to adjustment for cash, debt and transaction expenses.

The acquisition provides various additional and complementary cellular connectivity technologies to our portfolio of IoT solutions.

We are currently in the process of evaluating the fair value of acquired assets and liabilities, including any identifiable intangible assets. We have not yet completed the initial accounting related to this acquisition as we continue to compile and evaluate all of the necessary information from the Acquired Companies. We expect to present a preliminary allocation of the fair value of acquired assets and liabilities and pro forma disclosures in our Form 10-Q filing for the quarter ending September 30, 2019.

