Form 10-Q
period 2019-09-30
LANTRONIX INC
filed 2019-11-14
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, there were 23,063,077 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2019, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. These forward-looking statements relate to, among other things:

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

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the Securities and Exchange Commission (the “SEC”), on September 11, 2019, or the Form 10-K, as well as in our other public filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$12,028	$18,282
Accounts receivable, net	7,845	7,388
Inventories, net	12,423	10,509
Contract manufacturers' receivable	419	1,324
Prepaid expenses and other current assets	1,274	687
Total current assets	33,989	38,190
Property and equipment, net	1,351	1,199
Goodwill	12,458	9,488
Purchased intangible assets, net	1,768	–
Other assets	1,188	67
Total assets	$50,754	$48,944

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,986	$4,716
Accrued payroll and related expenses	2,588	2,060
Warranty reserve	108	116
Other current liabilities	6,296	4,580
Total current liabilities	14,978	11,472
Other non-current liabilities	384	206
Total liabilities	15,362	11,678

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock	2	2
Additional paid-in capital	226,870	226,274
Accumulated deficit	(191,851)	(189,381)
Accumulated other comprehensive income	371	371
Total stockholders' equity	35,392	37,266
Total liabilities and stockholders' equity	$50,754	$48,944

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2019	2018
Net revenue	$12,741	$12,279
Cost of revenue	6,546	5,499
Gross profit	6,195	6,780
Operating expenses:
Selling, general and administrative	4,473	4,271
Research and development	2,621	2,215
Restructuring, severance and related charges	749	323
Acquisition-related costs	643	–
Amortization of purchased intangible assets	144	–
Total operating expenses	8,630	6,809
Loss from operations	(2,435)	(29)
Interest income (expense), net	56	(4)
Other expense, net	(43)	(10)
Loss before income taxes	(2,422)	(43)
Provision for income taxes	48	40
Net loss	$(2,470)	$(83)

Net loss per share - basic and diluted	$(0.11)	$(0.00)

Weighted-average common shares - basic and diluted	22,913	19,323

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended September 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2019	22,812	$2	$226,274	$(189,381)	$371	$37,266
Shares issued pursuant to stock awards, net	226	–	145	–	–	145
Tax withholding paid on behalf of employees for restricted shares	–	–	(127)	–	–	(127)
Share-based compensation	–	–	578	–	–	578
Net loss	–	–	–	(2,470)	–	(2,470)
Balance at September 30, 2019	23,038	$2	$226,870	$(191,851)	$371	$35,392

	Three Months Ended September 30, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2018	18,908	$2	$212,995	$(189,555)	$371	$23,813
Cumulative effect of accounting change	–	–	–	582	–	582
Shares issued pursuant to equity offering, net	2,600	–	9,438	–	–	9,438
Shares issued pursuant to stock awards, net	385	–	586	–	–	586
Tax withholding paid on behalf of employees for restricted shares	–	–	(113)	–	–	(113)
Share-based compensation	–	–	477	–	–	477
Net loss	–	–	–	(83)	–	(83)
Balance at September 30, 2018	21,893	$2	$223,383	$(189,056)	$371	$34,700

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	September 30,
	2019	2018
Operating activities
Net loss	$(2,470)	$(83)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	578	478
Depreciation and amortization	147	105
Amortization of acquired intangible assets	144	–
Amortization of manufacturing profit in acquired inventory associated with acquisition	171	–
Changes in operating assets and liabilities:
Accounts receivable	863	(496)
Inventories	(474)	(55)
Contract manufacturers' receivable	905	95
Prepaid expenses and other current assets	(304)	(331)
Other assets	74	1
Accounts payable	(381)	11
Accrued payroll and related expenses	279	(836)
Warranty reserve	(8)	(7)
Other liabilities	(603)	644
Net cash used in operating activities	(1,079)	(474)
Investing activities
Purchases of property and equipment	(118)	(64)
Cash payment for acquisition of Maestro, net of cash and cash equivalents acquired	(5,073)	–
Net cash used in investing activities	(5,191)	(64)
Financing activities
Net proceeds from issuances of common stock	145	10,023
Tax withholding paid on behalf of employees for restricted shares	(127)	(113)
Payment of financing lease obligations	(2)	(15)
Net cash provided by financing activities	16	9,895
Increase (decrease) in cash	(6,254)	9,357
Cash at beginning of period	18,282	9,568
Cash at end of period	$12,028	$18,925

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2019, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which was filed with the SEC on September 11, 2019. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at September 30, 2019, and the consolidated results of our operations and cash flows for the three months ended September 30, 2019. All intercompany accounts and transactions have been eliminated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain reclassifications have been made to the prior fiscal year financial information to conform with the current fiscal year presentation.

Recent Accounting Pronouncements

Shared-Based Compensation

On July 1, 2019 Lantronix adopted Accounting Standard Update No. 2018-07 that expands the scope of existing share-based compensation guidance for employees. The standard includes share-based payment transactions for acquiring goods and services from nonemployees, whereby share-based payments to nonemployees will be measured and recorded at the fair value of the equity instruments that an entity is obligated to issue on the grant date. The adoption of the standard did not have a material impact on our financial statements.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 (“ASU 2016-02” or “Topic 842”) that revises lease accounting guidance. Most prominent among the changes in the standard is the recognition of right-of-use (“ROU”) assets and lease liabilities based on the present value of lease payments over the lease term by lessees for those leases classified as operating leases under the existing guidance.

The Company adopted Topic 842 on July 1, 2019 using the modified retrospective approach by applying the new standard to leases existing at the date of adoption and not restating comparative prior periods. The adoption did not have a material impact on the Company’s results of operations or cash flows. Refer to Note 3 below for additional information.

2.	Revenue

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended September 30,
	2019	2018
	(In thousands)
IoT	$10,221	$8,967
IT Management	2,301	3,101
Other	219	211
	$12,741	$12,279

	Three Months Ended September 30,
	2019	2018
	(In thousands)
Americas	$5,764	$6,914
EMEA	4,521	3,520
Asia Pacific Japan	2,456	1,845
	$12,741	$12,279

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

The following table presents the changes in our deferred revenue balance for the three months ended September 30, 2019 (in thousands):

Balance, July 1, 2019	$486
New performance obligations	286
Performance obligations assumed from acquisition of Maestro	178
Recognition of revenue as a result of satisfying performance obligations	(346)
Balance, September 30, 2019	$604
Less: non-current portion of deferred revenue	(159)
Current portion, September 30, 2019	$445

We expect to recognize substantially all of the non-current portion of deferred revenue over the next two to four years.

3.	Business Combination

On July 5, 2019 (the "Acquisition Date"), Lantronix acquired all outstanding shares of Maestro Wireless Solutions Limited, a Hong Kong private company limited by shares (“MWS”), Fargo Telecom Asia Limited, a Hong Kong private company limited by shares (“FTA” and together with MWS and their respective subsidiaries, the “Acquired Companies” or “Maestro”) for $5,355,000 in cash. The acquisition provides various additional and complementary cellular connectivity technologies to our portfolio of IoT solutions.

We recorded Maestro’s tangible and intangible assets and liabilities based on their estimated fair values as of the Acquisition Date and allocated the remaining purchase consideration to goodwill. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. The consideration allocation set forth herein is preliminary and may be revised as additional information becomes available during the measurement period which could be up to 12 months from the Acquisition Date. Any such revisions or changes may be material. The preliminary purchase price allocation is as follows (in thousands):

July 5, 2019 (provisional)
Cash and cash equivalents	282
Accounts receivable, net	1,320
Inventories, net	1,611
Prepaid expense and other current assets	283
Property and equipment, net	108
Amortizable intangible assets	1,910
Other non-current assets	214
Goodwill	2,969
Accounts payable	(1,568)
Accrued payroll and related expenses	(249)
Other current liabilities	(1,361)
Other non-current liabilities	(164)
Total consideration	$5,355

The factors that contributed to a purchase price resulting in the recognition of goodwill include our belief that the acquisition will create a more diverse IoT company with respect to product offerings and our belief that we are committed to improving cost structures in accordance with our operational and restructuring plans which should result in a realization of cost savings and an improvement of overall efficiencies.

Acquisition-related costs are expensed in the periods in which the costs are incurred.

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Asset Fair Value	Weighted Average Useful Life (years)
	(In thousands, except for useful life)
Developed technology	$1,530	5.0
Customer relationship	100	2.0
Order backlog	110	1.0
Non-compete agreements	30	2.0
Trade name	$140	1.0

The intangible assets are amortized on a straight-line basis over the estimated weighted average useful lives.

Supplemental Pro Forma Information

The following supplemental pro forma data summarizes the Company’s results of operations for the periods presented, as if we completed the acquisition of Maestro as of the first day of fiscal 2019. The supplemental pro forma data reports actual operating results adjusted to include the pro forma effect and timing of the impact in amortization expense of identified intangible assets, restructuring costs, the purchase accounting effect on inventories acquired, and transaction costs. In accordance with the pro forma acquisition date, we recorded in the fiscal 2019, supplemental pro forma data (i) cost of goods sold from manufacturing profit in acquired inventory of $171,000, (ii) Maestro related restructuring costs of $469,000 and (iii) acquisition-related costs of $581,000, with a corresponding reduction in the fiscal 2020 supplemental proforma data. Additionally, we recorded $144,000 of amortization expense in the fiscal 2019 supplemental pro-forma data, and reversed amortization expense of $51,000 in the fiscal 2020 supplemental pro forma data to represent the amount related to assets that would have been fully amortized.

Net sales related to products from the acquisition of Maestro contributed approximately 25% to 29% of net sales for the three months ended September 30, 2019. Post-acquisition net sales and earnings on a standalone basis are generally impracticable to determine, as on the Acquisition Date, we implemented a plan developed prior to the completion of the acquisition and began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure.

Supplemental pro forma data is as follows:

	Three Months Ended September 30,
	2019	2018
	(In thousands)
Pro forma net revenue	$12,741	$15,799
Pro forma net loss	$(1,198)	$(1,576)

Pro forma net loss per share
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)

4.	Leases

On July 1, 2019, the Company adopted Topic 842 and elected the available practical expedient to recognize the cumulative effect of initially adopting the standard as an adjustment to the opening balance sheet of the period of adoption (i.e., July 1, 2019). The Company also elected the other available practical expedients and will not separate lease components from non-lease components for office leases, or reassess historical lease classification, whether existing or expired contracts are or contain leases, or the initial direct costs for existing leases as of July 1, 2019. The condensed consolidated balance sheets and results from operations for reporting periods beginning after July 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 840.

Adoption of the standard resulted in the recording of net operating and financing lease ROU assets and corresponding operating and financing lease liabilities of $984,000 and $1,114,000, respectively on July 1, 2019. The adoption of the standard did not materially affect the condensed consolidated statements of operations and had no impact on cash flows.

The Company's leases include office buildings for its facilities worldwide and car leases in Germany, which are all classified as operating leases. The Company also has a financing lease related to R&D equipment in the United States.

The Company determines if an arrangement is a lease at inception. Certain leases include renewal options that are under the Company's sole discretion. The renewal options were included in the ROU asset and lease liability calculation if it is reasonably assured that the Company will exercise the option. As the Company's leases generally do not provide an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Lease expense for these leases is recognized on a straight-line basis over the lease term.

Components of lease expense and supplemental cash flow information:

Three months ended September 30, 2019
(In thousands)
Components of lease expense
Operating lease cost	$306
Financing lease cost	$2

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$246
Cash paid for amounts included in the measurement of financing lease liabilities	$3

Right-of-use assets obtained in exchange for lease obligation	$984

The weighted average remaining lease term is 1.7 years. The weighted average discount rate is 6.39 percent.

Maturities of lease liabilities as of September 30, 2019 were as follows:

	Operating	Financing
	(In thousands)
2020 (remainder of the year)	$646	$2
2021	430	–
2022	24	–
2023	4	–
Thereafter	–	–
Total remaining lease payments	1,104	2
less: imputed interest	49	–
Lease liability	$1,055	$2
Reported as:
Current liabilities	$(830)	$(2)
Long-term liabilities	$(225)	$–

The lease liabilities and ROU assets as of September 30, 2019 include leases assumed in the acquisition of Maestro if the remaining lease term at the acquisition date was determined to exceed one year. Refer to Note 4 below for further information on the acquisition of Maestro. As of September 30, 2019, the ROU assets totaled $957,000 and were recorded in other assets in the unaudited condensed consolidated balance sheet.

5.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	September 30,	June 30,
	2019	2019
	(In thousands)
Finished goods	$7,144	$6,084
Raw materials	5,279	4,425
Inventories, net	$12,423	$10,509

Other Liabilities

The following table presents details of our other liabilities:

	September 30,	June 30,
	2019	2019
	(In thousands)
Current
Accrued variable consideration	$1,196	$1,313
Customer deposits and refunds	290	168
Accrued raw materials purchases	1,111	1,155
Deferred revenue	445	328
Lease liability	832	4
Taxes payable	389	322
Accrued operating expenses	2,033	1,290
Total other current liabilities	$6,296	$4,580

Non-current
Lease liability	$225	$48
Deferred revenue	159	158
Total other non-current liabilities	$384	$206

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended
	September 30,
	2019	2018
	(In thousands, except per share data)
Numerator:
Net loss	$(2,470)	$(83)
Denominator:
Weighted-average common shares outstanding - basic and diluted	22,913	19,323

Net loss per share - basic and diluted	$(0.11)	$(0.00)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended
	September 30,
	2019	2018
	(In thousands)
Common stock equivalents	1,769	1,828

Severance and Related Charges

Current Fiscal Year

During the three months ended September 30, 2019, we continued a plan to realign certain personnel resources to better fit our current business needs, particularly as it relates to identifying cost savings and synergies to be gained from the acquisition of Maestro. These activities resulted in a total charge of approximately $749,000.

The following table presents details of the liability we recorded related to these activities:

Three Months Ended September 30, 2019
(In thousands)
Beginning balance	$651
Charges	749
Payments	(580)
Ending balance	$820

The ending balance is recorded in accrued payroll and related expenses on the accompanying unaudited condensed consolidated balance sheet at September 30, 2019.

Prior Fiscal Year

During the three months ended September 30, 2018, we executed a plan to realign certain personnel resources to better fit our current business needs. These activities were substantially completed by September 30, 2018 and resulted in a total charge of approximately $323,000 of severance costs.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Three Months Ended September 30,
	2019	2018
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$83	$33

6.	Warranty Reserve

The standard warranty periods we provide for our products typically range from one to five years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and for any known or anticipated product warranty issues.

The following table presents details of our warranty reserve:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2019	2019
	(In thousands)
Beginning balance	$116	$99
Charged to cost of revenue	8	96
Usage	(16)	(79)
Ending balance	$108	$116

7.	Bank Line of Credit

In October 2018, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provided us with a $4.0 million revolving line of credit based on qualified accounts receivable and had a maturity date of September 30, 2020. There were no outstanding borrowings as of September 30, 2019 or June 30, 2019.

The Loan Agreement provides for an interest rate per annum equal to the greater of (i) the prime rate plus 0.50% or (ii) 5.00%, provided that we maintain a monthly quick ratio of 1.0 to 1.0 or greater. The quick ratio measures our ability to use our cash and cash equivalents maintained at SVB to extinguish or retire our current liabilities immediately. If this ratio is not met, the interest rate will become the greater of (i) the prime rate plus 1.00% or (ii) 5.00%. At September 30, 2019, we met the quick ratio requirement.

The Loan Agreement also includes a covenant requiring us to maintain a certain Minimum Tangible Net Worth (“Minimum TNW”), currently required to be $7,750,000. The Minimum TNW is subject to adjustment upward to the extent we raise additional equity or debt financing or achieve net income in future periods. Our Actual Tangible Net Worth (“Actual TNW”) is calculated as total stockholders’ equity, less goodwill and other intangible assets. At September 30, 2019, our Actual TNW was $21,166,000.

On November 12, 2019, we entered into a Second Amended and Restated Loan and Security Agreement (“Amended Agreement”) with Silicon Valley Bank, which amended, restated and superseded the Loan Agreement in its entirety.

Pursuant to the Amended Agreement, SVB has agreed to make available to us a senior secured revolving line of credit of up to $6 million (“Revolving Facility”) and a senior secured term loan of up to $6 million (“Term Loan Facility”). Advances under the Revolving Facility may be borrowed from time to time prior to November 12, 2021, subject to the satisfaction of certain conditions, and may be used to fund our working capital and general business requirements. The proceeds of the Term Loan Facility were drawn in full at closing and may be used solely to fund our acquisition of Intrinsyc, refer to Note 11 below for further information on the acquisition of Intrinsyc. In the event the Intrinsyc acquisition is not consummated prior to January 31, 2020, we must immediately repay the obligations under the Term Loan Facility. The Revolving Facility matures on November 12, 2021. The Term Loan Facility is repayable over a 48 month period commencing January 1, 2020 after an initial interest-only period following closing.

The interest rate on the Revolving Facility floats at a rate per annum equal to the greater of the prime rate and 5.00 percent. The interest rate on the Term Loan Facility floats at a rate per annum equal to the greater of 1.00 percent above the prime rate and 6.00 percent. We may elect to repay and reborrow the amounts outstanding under the Revolving Facility at any time prior to the maturity date of the Revolving Facility without premium or penalty. We may elect to repay the Term Loan Facility at any time without premium or penalty in minimum amounts equal to at least $1,000,000. A commitment fee in the amount of $60,000 was paid to the Lender on the closing date and a $10,000 anniversary fee is payable to the Lender on the earliest to occur of the one year anniversary of the effective date, the termination of the Amended Agreement or the Revolving Facility, or the occurrence of an event of default.

The Amended Agreement includes a financial covenant that requires that we maintain a minimum cash balance of $3,000,000 at SVB, as measured at the end of each month. The Amended agreement also requires that we do not exceed a maximum leverage ratio, calculated as the ratio of funded debt to the consolidated trailing 12 month earnings before interest, taxes, depreciation and amortization, of (i) 3.0 to 1.0 for each calendar quarter ending December 31, 2019 through and including December 31, 2020, (ii) 2.5 to 1.0 for each calendar quarter ending March 31, 2021 through and including December 31, 2021, and (iii) 2.0 to 1.0 for each calendar quarter ending after January 1, 2022. We are in compliance with all covenants.

8.	Stockholders’ Equity

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

Stock Incentive Plans

Our stock incentive plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of September 30, 2019, no stock appreciation rights, non-vested stock, or performance shares were outstanding.

Stock Options

The following table presents a summary of activity during the three months ended September 30, 2019 with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2019	3,147	$2.29
Granted	3	3.36
Forfeited	(8)	2.75
Exercised	(218)	1.85
Balance of options outstanding at September 30, 2019	2,924	$2.32

Restricted Stock Units

The following table presents a summary of activity during the three months ended September 30, 2019 with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2019	866	$4.24
Granted	217	3.34
Vested	(120)	5.06
Forfeited	(1)	5.32
Balance of RSUs outstanding at September 30, 2019	962	$3.93

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (“ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions at the end of a specified purchase period. Each of our employees (including officers) is eligible to participate in our ESPP, subject to certain limitations as set forth in our ESPP.

The following table presents a summary of activity under our ESPP during the three months ended September 30, 2019:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2019	517
Shares issued	–
Shares available for issuance at September 30, 2019	517

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,
	2019	2018
	(In thousands)
Cost of revenue	$24	$17
Selling, general and administrative	459	400
Research and development	95	61
Total share-based compensation expense	$578	$478

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of September 30, 2019:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$1,805	2.7
RSUs	$3,515	3.4
Stock purchase rights under ESPP	$23	0.1
	$5,343

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

9.	Income Taxes

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended September 30,
	2019	2018
Effective tax rate	2%	93%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of September 30, 2019 and June 30, 2019.

10.	Commitments and Contingencies

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

11.	Subsequent Events

Acquisition of Intrinsyc

On October 30, 2019, Lantronix entered into an Arrangement Agreement (the “Agreement”) with Intrinsyc Technologies Corporation (“Intrinsyc”), a leading provider of solutions for the development of embedded and IoT products, pursuant to which all of the outstanding common shares of Intrinsyc (the “Intrinsyc Shares”) will be acquired by Lantronix (the “Transaction”). The transaction, which is subject to approval by the shareholders of Intrinsyc along with other specified closing conditions, is expected to be completed by December 31, 2019 or shortly thereafter.

Under the Agreement, the terms of which were unanimously approved by the boards of directors of Lantronix and Intrinsyc, Lantronix will pay $0.55 and 0.2135 of a share of common stock, par value $0.0001, of Lantronix (the “Lantronix Common Stock”), for each issued and outstanding Intrinsyc Share. Pursuant to the Agreement, Lantronix will, in the aggregate, pay approximately $11,500,000 in cash and issue approximately 4,300,000 shares of Lantronix Common Stock to Intrinsyc shareholders. Following the Transaction, Intrinsyc shareholders are expected to own approximately 16% of the outstanding shares of Lantronix Common Stock. Certain shareholders of Intrinsyc that collectively own approximately 14.5% of the outstanding Intrinsyc Shares have entered into voting agreements to vote in favor of the transaction.

Performance Stock Units

On October 18, 2019 the Company granted 975,000 RSUs with performance-based vesting requirements (“performance stock units” or “PSUs”) to certain executive employees. One third of the PSUs will be eligible to vest in each of the three years beginning in fiscal 2020 if certain earnings per share and revenue targets are met.

Lease Agreement

On October 1, 2019 we entered into a lease agreement for an office in Hyderabad, India. The initial term of the lease is five years, with the option to renew the lease under the terms of a new agreement after the initial term has expired. Initially, monthly rent is $19,000 for the first year, after which time the monthly rent will increase 5 percent per year. We took possession of the property on October 1, 2019.

Debt Agreement

On November 12, 2019, we entered into a Second Amended and Restated Loan and Security Agreement (“Amended Agreement”) with Silicon Valley Bank. Refer to Note 7 above for further information regarding the Amended Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2019, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

The following product families are included in our IoT product line: EDS, EDS-MD, PremierWave® EN, PremierWave® XC, SGX™, UDS, WiPort®, xDirect®, xPico®, xPico® Wi-Fi, xPico® 200, xPress™, XPort®, XPort® Pro, XPort® Edge, Micro, and MACH10® Global Device Manager.

On July 5, 2019 we acquired Maestro Wireless Solutions Limited and its subsidiaries. The acquisition provides additional and complementary cellular connectivity, LPWAN, and telematic technologies and devices to our portfolio of IoT solutions. The following product families are now included in our IoT product line as a result of the acquisition: M110, E210, E220, Bolero45, FOX3-2G, FOX3-3G, FOX3-4G, S40, and D2Sphere.

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

Recent Developments

Refer to Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of our entering into an agreement to acquire all of the outstanding shares of Intrinsyc Technologies Corporation (“Intrinsyc”). The transaction will bring immediate scale to Lantronix, adding complementary IoT computing and embedded product development capabilities and expanding the company’s IoT market opportunity.

Refer to Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of our acquisition of Maestro, which occurred on July 5, 2019.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, valuation of deferred income taxes, and goodwill. These policies are described in further detail in the Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2019 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Summary

In the three months ended September 30, 2019 our net revenue increased by $462,000, or 3.8%, compared to the three months ended September 30, 2018. The increase in net revenue was driven by a 14% increase in net revenue in our IoT product line partially offset by a decline in revenue of 25.8% in our IT Management product line. We had a net loss of $2,470,000 for the three months ended September 30, 2019 compared to a net loss of $83,000 for the three months ended September 30, 2018. The increase in net loss was driven by an 8.6% decrease in gross profit and a 26.7% increase in operating expenses.

Net Revenue

The following tables present our fiscal quarter net revenue by product line and by geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
IoT	$10,221	80.2%	$8,967	73.0%	$1,254	14.0%
IT Management	2,301	18.1%	3,101	25.3%	(800)	(25.8%	)
Other	219	1.7%	211	1.7%	8	3.8%
	$12,741	100.0%	$12,279	100.0%	$462	3.8%

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Americas	$5,764	45.2%	$6,914	56.3%	$(1,150)	(16.6%	)
EMEA	4,521	35.5%	$3,520	28.7%	1,001	28.4%
Asia Pacific Japan	2,456	19.3%	$1,845	15.0%	611	33.1%
	$12,741	100.0%	$12,279	100.0%	$462	3.8%

Revenue outside of the Americas increased as a percent of total revenue as a result of our recent acquisition of Maestro.  We expect revenue outside of the Americas to continue to represent a majority of our sales as a result of the acquisition.

IoT

Net revenue from our IoT product line for the three months ended September 30, 2019 increased in all regions when compared to the three months ended September 30, 2018 due to the addition of sales from products obtained through the acquisition of Maestro. The overall increase was partially offset by decreases in unit sales of our XPort and Xport Pro product families in the Americas region and the EMEA region.

IT Management

Net revenue from our IT Management product line for the three months ended September 30, 2019 decreased compared to the three months ended September 30, 2018 due to decreased unit sales of (i) our SLC 8000 product family across all three of our regions and (ii) our SLB product family, mostly in the Americas region. In the prior year quarter, we saw stronger demand for both product families partially driven by the timing of sales to certain large customers.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families was flat over the period.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our fiscal quarter gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$6,195	48.6%	$6,780	55.2%	$(585)	(8.6%	)

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended September 30, 2019 decreased compared to the three months ended September 30, 2018 due primarily to sales of products obtained through the acquisition of Maestro, which typically have lower margins than legacy Lantronix products. We expect this product mix to continue going forward. Gross margin was further reduced due to the amortization of unrealized profit in acquired inventory in the amount of $171,000, all of which was recognized during the period.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our fiscal quarter selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,829		$2,934		$(105)	(3.6%	)
Professional fees and outside services	507		371		136	36.7%
Advertising and marketing	169		145		24	16.6%
Facilities and insurance	310		256		54	21.1%
Share-based compensation	459		400		59	14.8%
Depreciation	54		46		8	17.4%
Other	145		119		26	21.8%
Selling, general and administrative	$4,473	35.1%	$4,271	34.8%	$202	4.7%

Selling, general and administrative expenses increased slightly primarily due to (i) higher professional fees and outside services and (ii) increased share-based compensation. These increases were partially offset by a decrease in personnel-related expenses due to reduced bonus expense in the three months ended September 30, 2019, slightly offset by an increase in salary and wages resulting from an increase in workforce from the acquisition of Maestro.

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

The following table presents our fiscal quarter research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,762		$1,666		$96	5.8%
Facilities	265		219		46	21.0%
Outside services	243		142		101	71.1%
Product certifications	170		54		116	214.8%
Share-based compensation	95		61		34	55.7%
Other	86		73		13	17.8%
Research and development	$2,621	20.6%	$2,215	18.0%	$406	18.3%

Research and development expenses increased primarily due to higher (i) headcount-related expenses, as we have added engineering personnel through the acquisition of Maestro, and (ii) outside service costs and product certification costs related to new product development projects.

Restructuring, Severance and Related Charges

Current Fiscal Year

During the three months ended September 30, 2019, we continued a plan to realign certain personnel resources to better fit our current business needs, particularly as it relates to identifying cost savings and synergies to be gained from the acquisition of Maestro. These activities resulted in a total charge of approximately $749,000.

Prior Fiscal Year

During the three months ended September 30, 2018, we executed a plan to realign certain personnel resources to better fit our business needs. These activities were substantially completed by September 30, 2018 and resulted in a total charge of approximately $323,000.

Acquisition-Related Costs

During the three months ended September 30, 2019, in connection with the acquisitions of Maestro and Intrinsyc, we incurred approximately $643,000 of acquisition related costs. These costs are mainly comprised of legal and other professional fees.

Amortization of Purchased Intangible Assets

As a result of the acquisition of Maestro, we acquired certain intangible assets which we recorded at fair-value as of the acquisition date. These assets are amortized on a straight-line basis over their estimated useful lives, which resulted in a charge of $144,000 during the three months ended September 30, 2019.

Interest Income (Expense), Net

We earn interest on our domestic cash balance. Our interest income was partially offset by interest expense related to our unused line of credit.

Other Expense, Net

Other expense, net, is comprised primarily of foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

Provision for Income Taxes

Refer to Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion regarding our provision for income taxes.

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	September 30,	June 30,
	2019	2019	Change
	(In thousands)
Working capital	$19,011	$26,718	$(7,707)
Cash and cash equivalents	$12,028	$18,282	$(6,254)

In September and October 2018, we sold an aggregate of 2,700,000 shares of our common stock in a public underwritten offering, which included 200,000 shares sold pursuant to the underwriters’ exercise of an option to purchase additional shares of our common stock. We received net cash proceeds from the offering of approximately $9,774,000. We maintained an increased cash balance as a result of these net proceeds until we acquired Maestro, which reduced our net cash balance by $5,073,000. Additionally, the net loss incurred during the three months ended September 30, 2019 resulted in the Company using cash in operating activities of $1,079,000.

Subsequent to September 30, 2019, we entered into an Arrangement Agreement to acquire Intrinsyc, which is expected to use approximately $11,500,000 in cash.

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under our Loan Agreement and cash generated from operations. We believe that these sources will be sufficient to fund our current requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

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

Bank Line of Credit

Refer to Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of our loan agreement. There were no amounts outstanding under our Loan Agreement as of September 30, 2019.

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Three Months Ended September 30,
	2019	2018	Change
	(In thousands)
Net cash used in operating activities	$(1,079)	$(474)	$(605)
Net cash used in investing activities	(5,191)	(64)	(5,127)
Net cash provided by financing activities	16	9,895	(9,879)

Operating Activities

We used an additional $605,000 of net cash from operating activities during the three months ended September 30, 2019 as compared to the prior year period. This was largely due to an increase in net loss incurred during the three months ended September 30, 2019 as a result of an increase in operating expenses and acquisition costs related to our recent acquisition of Maestro. The impact of the increased net loss was partially offset by an increase in non-cash expenses such as depreciation and amortization and share-based compensation as well as a decrease in the contract manufacturers’ receivables balance.

Investing Activities

Net cash used in investing activities was related to the acquisition of Maestro for net cash of $5,073,000 as well as capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment.

Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2018 resulted primarily from the public offering of common stock described above. Additionally, for the period ended September 30, 2019 financing activities provided cash from stock option exercises by employees. This was partially offset by payments for (i) withholding taxes related to the vesting of restricted stock units and (ii) capital leases.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, including structured finance or special purpose entities, that have been established to facilitate off-balance sheet arrangements or for other purposes.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

2.1*	Share Purchase Agreement, dated July 5, 2019, by and among Lantronix Holding Company, Maestro Wireless Solutions Limited, Fargo Telecom Asia Limited and Maestro & FALCOM Holdings Limited		8-K	2.1	7/10/2019

2.2*	Arrangement Agreement, dated October 30, 2019, by and between Lantronix and Intrinsyc		8-K	2.1	11/1/2019

10.1	Form of Voting Agreement		8-K	10.1	11/1/2019

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

_________________

*	Portions of this Exhibit, including certain schedules and exhibits to this Exhibit, have been omitted in accordance with Item 601(b) of Regulation S-K. A copy of any omitted information, schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: November 14, 2019	By:	/s/ PAUL PICKLE
Paul Pickle
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

