Form 10-Q
period 2019-12-31
LANTRONIX INC
filed 2020-02-13
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 7, 2020, there were 27,737,332 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended December 31, 2019, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: our ability to continue to generate revenue from products sold into mature markets; our ability to develop, market, and sell new products; our ability to succeed with our new software offerings; fluctuations in our revenue due to the project-based timing of orders from certain customers; unpredictable timing of our revenues due to the lengthy sales cycle for our products and services and potential delays in customer completion of projects; our ability to accurately forecast future demand for our products; delays in qualifying revisions of existing products; constraints or delays in the supply of, or quality control issues with, certain materials or components; difficulties associated with the delivery, quality or cost of our products from our contract manufacturers or suppliers; risks related to the outsourcing of manufacturing and international operations; the impact of any public health epidemics (including the coronavirus outbreak) on our employees, supply and distributions chains, and the global economy; difficulties associated with our distributors or resellers; intense competition in our industry and resultant downward price pressure; rises in inventory levels and inventory obsolescence; undetected software or hardware errors or defects in our products; cybersecurity risks; our ability to obtain appropriate industry certifications or approvals from governmental regulatory bodies; changes in applicable U.S. and foreign government laws, regulations, and tariffs; environmental or other regulatory claims or litigation; our ability to successfully implement our acquisitions strategy or integrate acquired companies; uncertainty as to the future profitability of acquired businesses, and delays in the realization of, or the failure to realize, any accretion from acquisition transactions; acquiring, managing and integrating new operations, businesses or assets, and the associated diversion of management attention or other related costs or difficulties; our ability to protect patents and other proprietary rights and avoid infringement of others’ proprietary technology rights; the level of our indebtedness, our ability to service our indebtedness and the restrictions in our debt agreements; our ability to attract and retain qualified management; and any additional factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2019, including in the section entitled “Risk Factors” in Item 1A of Part I of such report, as well as in our other public filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$9,347	$18,282
Restricted cash	6,000	–
Accounts receivable, net	9,379	7,388
Inventories, net	11,024	10,509
Contract manufacturers' receivable	373	1,324
Prepaid expenses and other current assets	1,307	687
Total current assets	37,430	38,190
Property and equipment, net	1,412	1,199
Goodwill	12,458	9,488
Purchased intangible assets, net	1,615	–
Other assets	2,040	67
Total assets	$54,955	$48,944

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,065	$4,716
Accrued payroll and related expenses	2,248	2,060
Warranty reserve	89	116
Short-term debt, net	1,472	–
Other current liabilities	5,248	4,580
Total current liabilities	14,122	11,472
Long-term debt, net	4,418	–
Other non-current liabilities	1,137	206
Total liabilities	19,677	11,678

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock	2	2
Additional paid-in capital	228,107	226,274
Accumulated deficit	(193,202)	(189,381)
Accumulated other comprehensive income	371	371
Total stockholders' equity	35,278	37,266
Total liabilities and stockholders' equity	$54,955	$48,944

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net revenue	$13,228	$12,114	$25,969	$24,393
Cost of revenue	6,451	5,453	12,997	10,952
Gross profit	6,777	6,661	12,972	13,441
Operating expenses:
Selling, general and administrative	4,871	4,159	9,344	8,430
Research and development	2,336	2,279	4,957	4,494
Restructuring, severance and related charges	354	–	1,103	323
Acquisition-related costs	353	–	996	–
Amortization of purchased intangible assets	151	–	295	–
Total operating expenses	8,065	6,438	16,695	13,247
Income (loss) from operations	(1,288)	223	(3,723)	194
Interest income (expense), net	(16)	60	40	56
Other income (expense), net	(10)	8	(53)	(2)
Income (loss) before income taxes	(1,314)	291	(3,736)	248
Provision for income taxes	37	14	85	54
Net income (loss)	$(1,351)	$277	$(3,821)	$194

Net income (loss) per share - basic	$(0.06)	$0.01	$(0.17)	$0.01
Net income (loss) per share - diluted	$(0.06)	$0.01	$(0.17)	$0.01

Weighted-average common shares - basic	23,145	22,091	23,029	20,721
Weighted-average common shares - diluted	23,145	23,442	23,029	22,263

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended December 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2019	23,038	$2	$226,870	$(191,851)	$371	$35,392
Shares issued pursuant to stock awards, net	279	–	336	–	–	336
Tax withholding paid on behalf of employees for restricted shares	–	–	(37)	–	–	(37)
Share-based compensation	–	–	938	–	–	938
Net loss	–	–	–	(1,351)	–	(1,351)
Balance at December 31, 2019	23,317	$2	$228,107	$(193,202)	$371	$35,278

	Three Months Ended December 31, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2018	21,893	$2	$223,383	$(189,056)	$371	$34,700
Shares issued pursuant to equity offering, net	100		336			336
Shares issued pursuant to stock awards, net	220	–	308	–	–	308
Tax withholding paid on behalf of employees for restricted shares	–	–	(56)	–	–	(56)
Share-based compensation	–	–	451	–	–	451
Net income	–	–	–	277	–	277
Balance at December 31, 2018	22,213	$2	$224,422	$(188,779)	$371	$36,016

	Six Months Ended December 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2019	22,812	$2	$226,274	$(189,381)	$371	$37,266
Shares issued pursuant to stock awards, net	505	–	480	–	–	480
Tax withholding paid on behalf of employees for restricted shares	–	–	(163)	–	–	(163)
Share-based compensation	–	–	1,516	–	–	1,516
Net loss	–	–	–	(3,821)	–	(3,821)
Balance at December 31, 2019	23,317	$2	$228,107	$(193,202)	$371	$35,278

	Six Months Ended December 31, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2018	18,908	$2	$212,995	$(189,555)	$371	$23,813
Cumulative effect of accounting change	–	–	–	582	–	582
Shares issued pursuant to equity offering, net	2,700	–	9,774	–	–	9,774
Shares issued pursuant to stock awards, net	605	–	893	–	–	893
Tax withholding paid on behalf of employees for restricted shares	–	–	(169)	–	–	(169)
Share-based compensation	–	–	929	–	–	929
Net income	–	–	–	194	–	194
Balance at December 31, 2018	22,213	$2	$224,422	$(188,779)	$371	$36,016

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	December 31,
	2019	2018
Operating activities
Net income (loss)	$(3,821)	$194
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	1,516	929
Depreciation and amortization	303	219
Amortization of purchased intangible assets	295	–
Amortization of manufacturing profit in acquired inventory associated with acquisition	171	–
Amortization of deferred debt issuance costs	4	–
Changes in operating assets and liabilities:
Accounts receivable	(671)	(713)
Inventories	925	(1,375)
Contract manufacturers' receivable	951	230
Prepaid expenses and other current assets	(337)	(289)
Other assets	338	–
Accounts payable	(1,352)	369
Accrued payroll and related expenses	(61)	(77)
Warranty reserve	(27)	7
Other liabilities	(2,013)	193
Net cash used in operating activities	(3,779)	(313)
Investing activities
Purchases of property and equipment	(280)	(355)
Cash payment for acquisition of Maestro, net of cash and cash equivalents acquired	(5,073)	–
Net cash used in investing activities	(5,353)	(355)
Financing activities
Net proceeds from issuances of common stock	480	10,667
Tax withholding paid on behalf of employees for restricted shares	(163)	(169)
Net proceeds from issuance of debt	5,886	–
Payment of lease liabilities	(6)	(31)
Net cash provided by financing activities	6,197	10,467
Increase (decrease) in cash, cash equivalents, and restricted cash	(2,935)	9,799
Cash, cash equivalents, and restricted cash at beginning of period	18,282	9,568
Cash, cash equivalents, and restricted cash at end of period	$15,347	$19,367

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2019, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which was filed with the SEC on September 11, 2019. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at December 31, 2019, the consolidated results of our operations for the three and six months ended December 31, 2019 and our consolidated cash flows for the six months ended December 31, 2019. All intercompany accounts and transactions have been eliminated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain reclassifications have been made to the prior fiscal year financial information to conform with the current fiscal year presentation.

Recent Accounting Pronouncements

Shared-Based Compensation

On July 1, 2019, Lantronix adopted Accounting Standard Update No. 2018-07 that expands the scope of existing share-based compensation guidance for employees. The standard includes share-based payment transactions for acquiring goods and services from nonemployees, whereby share-based payments to nonemployees will be measured and recorded at the fair value of the equity instruments that an entity is obligated to issue on the grant date. The adoption of the standard did not have a material impact on our financial statements.

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

We adopted Topic 842 on July 1, 2019 using the modified retrospective approach by applying the new standard to leases existing at the date of adoption and not restating comparative prior periods. The adoption did not have a material impact on our results of operations or cash flows. Refer to Note 4 below for additional information.

2.	Business Combinations

Acquisition of Maestro

On July 5, 2019 (the "Acquisition Date"), Lantronix acquired all outstanding shares of Maestro Wireless Solutions Limited, a Hong Kong private company limited by shares (“MWS”), Fargo Telecom Asia Limited, a Hong Kong private company limited by shares (“FTA” and together with MWS and their respective subsidiaries, the “Acquired Companies” or “Maestro”) for $5,355,000 in cash. The acquisition provides complementary cellular connectivity technologies to our portfolio of IoT solutions.

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

July 5, 2019 (provisional)
Cash and cash equivalents	282
Accounts receivable	1,320
Inventories	1,611
Prepaid expense and other current assets	283
Property and equipment	108
Amortizable intangible assets	1,910
Other non-current assets	213
Goodwill	2,970
Accounts payable	(1,568)
Accrued payroll and related expenses	(249)
Other current liabilities	(1,361)
Other non-current liabilities	(164)
Total consideration	$5,355

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

Acquisition-related costs were expensed in the periods in which the costs were incurred.

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Asset Fair Value	Weighted-Average Useful Life (years)
	(In thousands, except for useful life)
Developed technology	$1,530	5.0
Customer relationship	100	2.0
Order backlog	110	1.0
Non-compete agreements	30	2.0
Trade name	140	1.0

The intangible assets are amortized on a straight-line basis over the estimated weighted-average useful lives.

Supplemental Pro Forma Information

The following supplemental pro forma data summarizes the Company’s results of operations for the periods presented, as if we completed the acquisition of Maestro as of the first day of fiscal 2019. The supplemental pro forma data reports actual operating results adjusted to include the pro forma effect and timing of the impact in amortization expense of identified intangible assets, restructuring costs, the purchase accounting effect on inventories acquired, and transaction costs. In accordance with the pro forma acquisition date, we recorded in the fiscal 2019 supplemental pro forma data (i) cost of goods sold from manufacturing profit in acquired inventory of $171,000, (ii) Maestro related restructuring costs of $651,000 and (iii) acquisition-related costs of $724,000, with a corresponding reduction in the fiscal 2020 supplemental proforma data. Additionally, we recorded $295,000 of amortization expense in the fiscal 2019 supplemental pro-forma data, and reversed amortization expense of $110,000 in the fiscal 2020 supplemental pro forma data to represent the amount related to assets that would have been fully amortized.

Net sales related to products from the acquisition of Maestro contributed approximately 24% to 28% of net sales for the six months ended December 31, 2019. Post-acquisition net sales and earnings on a standalone basis are generally impracticable to determine, as on the Acquisition Date, we implemented a plan developed prior to the completion of the acquisition and began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure.

Supplemental pro forma data is as follows:

	Six Months Ended December 31,
	2019	2018
	(In thousands, except per share amounts)
Pro forma net revenue	$25,969	$29,702
Pro forma net loss	$(2,165)	$(2,221)

Pro forma net loss per share
Basic	$(0.09)	$(0.11)
Diluted	$(0.09)	$(0.10)

Acquisition of Intrinsyc

On January 16, 2020 (the “Closing Date”), we completed the previously announced acquisition of Intrinsyc Technologies Corporation (“Intrinsyc”), a company existing under the laws of British Columbia, Canada. Pursuant to the terms of the agreement, dated October 30, 2019 (the “Agreement”), by and between Lantronix and Intrinsyc, all of the outstanding common shares of Intrinsyc were acquired by Lantronix. Under the Agreement, we paid $0.50 and 0.2275 of a share of our common stock for each issued and outstanding common share of Intrinsyc. Pursuant to the Agreement, we paid, in the aggregate, approximately $11,000,000 in cash and issued approximately 4,300,000 shares of Lantronix common stock to Intrinsyc shareholders. Following the acquisition, Intrinsyc shareholders owned just under 16% of the outstanding shares of Lantronix common stock. Additionally, pursuant to the Agreement, Lantronix agreed to exchange certain options to purchase Intrinsyc shares and restricted stock units (“RSUs”) for cash payments, Lantronix common stock options or RSUs or a combination thereof, as further outlined in the Agreement.

The acquisition provides us with complementary IoT computing and embedded product development capabilities and expands our IoT market opportunity.

We are currently evaluating the fair value of acquired assets and liabilities, including any identifiable intangible assets. We have not yet completed the initial accounting related to this acquisition as we are compiling and evaluating all the necessary information. We expect to present a preliminary allocation of the fair value of the acquired assets and liabilities and pro forma disclosure in our Form 10-Q filing for the quarter ending March 31, 2020.

3.	Revenue

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
IoT	$11,180	$9,070	$21,401	$18,037
IT Management	1,832	2,888	4,133	5,989
Other	216	156	435	367
	$13,228	$12,114	$25,969	$24,393

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Americas	$5,840	$6,182	$11,604	$13,096
EMEA	4,362	4,080	8,883	7,600
Asia Pacific Japan	3,026	1,852	5,482	3,697
	$13,228	$12,114	$25,969	$24,393

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

The following table presents the changes in our deferred revenue balance for the six months ended December 31, 2019 (in thousands):

Balance, July 1, 2019	$486
New performance obligations	110
Performance obligations assumed from acquisition of Maestro	178
Recognition of revenue as a result of satisfying performance obligations	(202)
Balance, December 31, 2019	$572
Less: non-current portion of deferred revenue	(171)
Current portion, December 31, 2019	$401

We expect to recognize substantially all of the non-current portion of deferred revenue over the next two to four years.

4.	Leases

On July 1, 2019, we adopted Topic 842 and elected the available practical expedient to recognize the cumulative effect of initially adopting the standard as an adjustment to the opening balance sheet of the period of adoption (i.e., July 1, 2019). We also elected other available practical expedients and will not separate lease components from non-lease components for office leases, or reassess historical lease classification, whether existing or expired contracts are or contain leases, or the initial direct costs for existing leases as of July 1, 2019. The condensed consolidated balance sheets and results from operations for reporting periods beginning after July 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 840.

Adoption of the standard resulted in the recording of net operating and financing lease ROU assets and corresponding operating and financing lease liabilities of $984,000 and $1,114,000, respectively, on July 1, 2019. The adoption of the standard did not materially affect the condensed consolidated statements of operations and had no impact on cash flows.

Our leases include office buildings for facilities worldwide and car leases in Germany, which are all classified as operating leases. We also have financing leases related to office equipment and R&D equipment in the United States. On October 1, 2019 we entered into a lease agreement for an office in Hyderabad, India, which replaces and expands our existing office space there.

We determine if an arrangement is a lease at inception. Certain leases include renewal options that are under the Company's sole discretion. The renewal options were included in the ROU asset and lease liability calculation if it is reasonably assured that we will exercise the option. As our leases generally do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Lease expense for these leases is recognized on a straight-line basis over the lease term.

Components of lease expense and supplemental cash flow information:

Six months ended
December 31, 2019
(In thousands)
Components of lease expense
Operating lease cost	$677
Financing lease cost	$3

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$497
Cash paid for amounts included in the measurement of financing lease liabilities	$3

Right-of-use assets obtained in exchange for lease obligation	$1,119

The weighted-average remaining lease term is 1.6 years. The weighted-average discount rate is 6.16 percent.

Maturities of lease liabilities as of December 31, 2019 were as follows:

Years ending June 30,	Operating	Financing
	(In thousands)
2020	$535	$5
2021	667	9
2022	272	9
2023	265	9
2024	274	3
Thereafter	70	–
Total remaining lease payments	2,083	35
less: imputed interest	(197)	–
Lease liability	$1,886	$35
Reported as:
Current liabilities	$(946)	$(9)
Non-current liabilities	$(940)	$(26)

The lease liabilities and ROU assets as of December 31, 2019 include leases assumed in the acquisition of Maestro if the remaining lease term at the acquisition date was determined to exceed one year. Refer to Note 2 above for further information on the acquisition of Maestro. As of December 31, 2019, the ROU assets totaled $1,832,000 and were recorded in other assets in the unaudited condensed consolidated balance sheet.

5.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	December 31,	June 30,
	2019	2019
	(In thousands)
Finished goods	$6,661	$6,084
Raw materials	4,363	4,425
Inventories, net	$11,024	$10,509

Other Liabilities

The following table presents details of our other liabilities:

	December 31,	June 30,
	2019	2019
	(In thousands)
Current
Accrued variable consideration	$1,381	$1,313
Customer deposits and refunds	516	168
Accrued raw materials purchases	374	1,155
Deferred revenue	401	328
Lease liability	955	4
Taxes payable	360	322
Accrued operating expenses	1,261	1,290
Total other current liabilities	$5,248	$4,580

Non-current
Lease liability	$966	$48
Deferred revenue	171	158
Total other non-current liabilities	$1,137	$206

Computation of Net Income (Loss) per Share

Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(1,351)	$277	$(3,821)	$194
Denominator:
Weighted-average common shares outstanding - basic	23,145	22,091	23,029	20,721
Effect of dilutive securities:	–	1,351	–	1,542
Denominator for net income (loss) per share - diluted	23,145	23,442	23,029	22,263

Net income (loss) per share - basic	$(0.06)	$0.01	$(0.17)	$0.01
Net income (loss) per share - diluted	$(0.06)	$0.01	$(0.17)	$0.01

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(In thousands)
Common stock equivalents	1,659	70	1,726	4

Severance and Related Charges

Current Fiscal Year

During the six months ended December 31, 2019, we continued a plan to realign certain personnel resources to better fit our current business needs, particularly as it relates to identifying cost savings and synergies to be gained from the acquisition of Maestro. These activities resulted in a total charge of approximately $1,103,000.

The following table presents details of the liability we recorded related to these activities:

Six Months Ended
December 31,
2019
(In thousands)
Beginning balance	$651
Charges	1,103
Payments	(1,267)
Ending balance	$487

The ending balance is recorded in accrued payroll and related expenses on the accompanying unaudited condensed consolidated balance sheet at December 31, 2019.

Prior Fiscal Year

During the six months ended December 31, 2018, we executed a plan to realign certain personnel resources to better fit our current business needs. These activities resulted in a total charge of approximately $323,000 of severance costs during the six months ended December 31, 2018.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	December 31,
	2019	2018
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$133	$6

6.	Warranty Reserve

The standard warranty periods we provide for our products typically range from one to five years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and for any known or anticipated product warranty issues.

The following table presents details of our warranty reserve:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2019	2019
	(In thousands)
Beginning balance	$116	$99
Charged to cost of revenue	(25)	96
Usage	(2)	(79)
Ending balance	$89	$116

7.	Bank Loan Agreement

On November 12, 2019, we entered into a Second Amended and Restated Loan and Security Agreement (“Amended Agreement”) with Silicon Valley Bank (“SVB”), which amended, restated and superseded our previous agreement with SVB in its entirety.

Pursuant to the Amended Agreement, SVB made available to us a senior secured revolving line of credit of up to $6,000,000 (“Revolving Facility”) and a senior secured term loan of $6,000,000 (“Term Loan Facility”). Advances under the Revolving Facility may be borrowed from time to time prior to November 12, 2021, subject to the satisfaction of certain conditions, and may be used to fund our working capital and general business requirements. The $6,000,000 proceeds of the Term Loan Facility were drawn in full in November 2019 to be used solely to fund our acquisition of Intrinsyc, which occurred in January 2020 (refer to Note 2 above). These proceeds are recorded as restricted cash in the accompanying condensed consolidated balance sheet at December 31, 2019. The Revolving Facility matures on November 12, 2021. There were no borrowings on the Revolving Facility at December 31, 2019. The Term Loan Facility is repayable over a 48 month period commencing January 1, 2020 after an initial interest-only period until the close of the acquisition of Intrinsyc.

The interest rate on the Revolving Facility floats at a rate per annum equal to the greater of the prime rate and 5.00 percent. The interest rate on the Term Loan Facility floats at a rate per annum equal to the greater of 1.00 percent above the prime rate and 6.00 percent. We may elect to repay and reborrow the amounts outstanding under the Revolving Facility at any time prior to the maturity date of the Revolving Facility without premium or penalty. We may elect to repay the Term Loan Facility at any time without premium or penalty in minimum amounts equal to at least $1,000,000. A commitment fee in the amount of $60,000 was paid to SVB on the closing date and a $10,000 anniversary fee is payable to SVB on the earliest to occur of the one year anniversary of the effective date, the termination of the Amended Agreement or the Revolving Facility, or the occurrence of an event of default.

The Amended Agreement includes a financial covenant that requires that we maintain a minimum cash balance of $3,000,000 at SVB, as measured at the end of each month. The Amended agreement also requires that we do not exceed a maximum leverage ratio, calculated as the ratio of funded debt to the consolidated trailing 12 month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions of (i) 3.0 to 1.0 for each calendar quarter ending December 31, 2019 through and including December 31, 2020, (ii) 2.5 to 1.0 for each calendar quarter ending March 31, 2021 through and including December 31, 2021, and (iii) 2.0 to 1.0 for each calendar quarter ending after January 1, 2022. We are currently in compliance with all covenants.

8.	Stockholders’ Equity

 Stock Incentive Plans

Our stock incentive plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of December 31, 2019, no stock appreciation rights or non-vested stock was outstanding.

Stock Options

The following table presents a summary of activity during the six months ended December 31, 2019 with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2019	3,147	$2.29
Granted	79	3.06
Forfeited	(146)	2.40
Expired	(67)	2.21
Exercised	(425)	1.66
Balance of options outstanding at December 31, 2019	2,588	$2.41

Restricted Stock Units

The following table presents a summary of activity during the six months ended December 31, 2019 with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2019	866	$4.24
Granted	276	3.28
Vested	(168)	4.80
Forfeited	(34)	4.35
Balance of RSUs outstanding at December 31, 2019	940	$3.85

Performance Stock Units

In October 2019, we granted 975,000 RSUs with performance-based vesting requirements (“performance stock units” or “PSUs”) to certain executive employees. One third of the PSUs will be eligible to vest in each of the three years beginning in fiscal 2020 if certain earnings per share, revenue targets and market conditions are met. The estimate of the grant date fair value and related share-based compensation expense included the use of a Monte Carlo simulation which incorporates estimates of the potential outcomes of the market condition of these awards.

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (“ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions at the end of a specified purchase period. Each of our employees (including officers) is eligible to participate in our ESPP, subject to certain limitations as set forth in our ESPP.

The following table presents a summary of activity under our ESPP during the six months ended December 31, 2019:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2019	517
Shares issued	(64)
Shares available for issuance at December 31, 2019	453

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(In thousands)
Cost of revenue	$48	$23	$72	$40
Selling, general and administrative	777	337	1,236	737
Research and development	113	91	208	152
Total share-based compensation expense	$938	$451	$1,516	$929

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of December 31, 2019:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$1,488	2.6
RSUs	3,269	3.2
PSUs	1,469	2.4
Stock purchase rights under ESPP	44	0.4
	$6,270

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Effective tax rate	3%	5%	2%	22%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2019 and June 30, 2019.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended December 31, 2019, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

Recent Developments

Refer to Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of our acquisitions of Maestro Wireless Solutions and Intrinsyc Technologies Corporation.

We expect that the acquisitions of Maestro and Intrinsyc will contribute significant revenue to the Company. We also expect to see a corresponding increase in operational expenses until we realize expected cost synergies.  Furthermore, we expect that the combined entity will have better economies of scale driven by our plan to reduce redundant costs which we believe will result in improved operational effectiveness and greater earnings potential.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, valuation of deferred income taxes, goodwill and business combinations. Other than the policy regarding business combinations, which we have added below, these policies are described in further detail in the Form 10-K and have not changed significantly during the six months ended December 31, 2019 as compared to what was previously disclosed in the Form 10-K.

Business Combinations

We allocate the fair value of the purchase consideration of a business acquisition to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), if applicable, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. The valuation of acquired assets and assumed liabilities requires significant judgment and estimates, especially with respect to intangible assets. The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires significant estimates such as future expected revenue, expenses, capital expenditures and other costs, and discount rates. We estimate the fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related expenses and any related restructuring costs are recognized separately from the business combination and are expensed as incurred.

Results of Operations – Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018

Summary

In the three months ended December 31, 2019, our net revenue increased by $1,114,000, or 9.2%, compared to the three months ended December 31, 2018. The increase in net revenue was driven by a 23.3% increase in net revenue in our IoT product line partially offset by a decline in revenue of 36.6% in our IT Management product line. We had a net loss of $1,351,000 for the three months ended December 31, 2019 compared to net income of $277,000 for the three months ended December 31, 2018. The decrease in net income was driven by an 3.8% decrease in gross margin percentage and a 25.3% increase in operating expenses.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
IoT	$11,180	84.5%	$9,070	74.9%	$2,110	23.3%
IT Management	1,832	13.8%	2,888	23.8%	(1,056)	(36.6%	)
Other	216	1.7%	156	1.3%	60	38.5%
	$13,228	100.0%	$12,114	100.0%	$1,114	9.2%

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Americas	$5,840	44.1%	$6,182	51.0%	$(342)	(5.5%	)
EMEA	4,362	33.0%	4,080	33.7%	282	6.9%
Asia Pacific Japan	3,026	22.9%	1,852	15.3%	1,174	63.4%
	$13,228	100.0%	$12,114	100.0%	$1,114	9.2%

Revenue outside of the Americas increased as a percent of total revenue as a result of our recent acquisition of Maestro.  We expect revenue in the Americas region to increase as a result of our acquisition of Intrinsyc.

IoT

Net revenue from our IoT product line for the three months ended December 31, 2019 increased in EMEA and APJ when compared to the three months ended December 31, 2018 due to the addition of sales of products obtained through the acquisition of Maestro. The overall increase was partially offset primarily by decreases in unit sales of (i) our XPort product family in the Americas and APJ regions, (ii) our XPort Pro product family in the Americas and EMEA regions and (iii) our large-scale integration chips in the Americas and EMEA regions.

IT Management

Net revenue from our IT Management product line for the three months ended December 31, 2019 decreased compared to the three months ended December 31, 2018 due to decreased unit sales of (i) our SLC8000 and SLS product families in the EMEA region and (ii) our SLB product family in the Americas region. These decreases were partially offset by an increase in SLC8000 product sales in the Americas region.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, increased slightly across all regions.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$6,777	51.2%	$6,661	55.0%	$116	1.7%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended December 31, 2019 decreased compared to the three months ended December 31, 2018 due primarily to sales of products obtained through the acquisition of Maestro, which typically have lower margins than Lantronix products existing prior to the acquisition. With the recent acquisition of Intrinsyc, we expect a change in product mix as Intrinsyc products have a lower margin than our products.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,707		$2,972		$(265)	(8.9%	)
Professional fees and outside services	523		311		212	68.2%
Advertising and marketing	256		173		83	48.0%
Facilities and insurance	315		205		110	53.7%
Share-based compensation	777		337		440	130.6%
Depreciation	53		48		5	10.4%
Other	240		113		127	112.4%
Selling, general and administrative	$4,871	36.8%	$4,159	34.3%	$712	17.1%

Selling, general and administrative expenses increased primarily due to (i) higher professional fees and outside services resulting from increased legal costs, (ii) increased share-based compensation primarily due to the issuance of performance stock units (“PSUs”) to certain executive employees, (iii) higher facilities and insurance costs resulting from additional facility space gained through the acquisition of Maestro and (iv) increased bad debt expense classified in the “other” category above. These increases were partially offset by a decrease in personnel-related expenses due to reduced variable compensation expense during the three months ended December 31, 2019, slightly offset by an increase in salary and wages resulting from an increase in workforce from the acquisition of Maestro.

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

The following table presents our research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,555		$1,667		$(112)	(6.7%	)
Facilities	340		246		94	38.2%
Outside services	108		130		(22)	(16.9%	)
Product certifications	99		38		61	160.5%
Share-based compensation	113		91		22	24.2%
Other	121		107		14	13.1%
Research and development	$2,336	17.7%	$2,279	18.8%	$57	2.5%

Research and development expenses in total for the three months ended December 31, 2019 remained relatively consistent with the prior year period. In the three months ended December 31, 2019 we experienced (i) higher facilities costs, resulting from our new facility lease in India as well as additional facility space gained through the acquisition of Maestro and (ii) higher product certification costs related to new product development projects. These increases were largely offset by a decrease to personnel-related expenses due to lower variable compensation expenses.

Results of Operations – Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018

Summary

In the six months ended December 31, 2019 our net revenue increased by $1,576,000, or 6.5%, compared to the six months ended December 31, 2018. The increase in net revenue was driven by a 18.7% increase in net revenue in our IoT product line partially offset by a decline in revenue of 31.0% in our IT Management product line. We had a net loss of $3,821,000 for the six months ended December 31, 2019 compared to net income of $194,000 for the six months ended December 31, 2018. The decrease in net income was driven by a 5.1% decrease in gross margin percentage and a 26.0% increase in operating expenses.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
IoT	$21,401	82.4%	$18,037	73.9%	$3,364	18.7%
IT Management	4,133	15.9%	5,989	24.6%	(1,856)	(31.0%	)
Other	435	1.7%	367	1.5%	68	18.5%
	$25,969	100.0%	$24,393	100.0%	$1,576	6.5%

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Americas	$11,604	44.7%	$13,096	53.7%	$(1,492)	(11.4%	)
EMEA	8,883	34.2%	$7,600	31.2%	1,283	16.9%
Asia Pacific Japan	5,482	21.1%	$3,697	15.1%	1,785	48.3%
	$25,969	100.0%	$24,393	100.0%	$1,576	6.5%

Revenue outside of the Americas increased as a percent of total revenue as a result of our recent acquisition of Maestro.  We expect revenue in the Americas region to increase as a result of our acquisition of Intrinsyc.

IoT

Net revenue from our IoT product line for the six months ended December 31, 2019 increased in the EMEA and APJ regions when compared to the six months ended December 31, 2018 due to the addition of sales of products obtained through the acquisition of Maestro. The overall increase was partially offset by a decreases in unit sales of (i) our XPort product family across all regions and (ii) our XPort Pro and large-scale integration chip product families in the Americas and EMEA regions.

IT Management

Net revenue from our IT Management product line for the six months ended December 31, 2019 decreased compared to the six months ended December 31, 2018 due to decreased unit sales of (i) our SLC8000 product family in the EMEA region and (ii) our SLB product family in the Americas region. In the prior year, we saw stronger demand for both product families partially driven by the timing of sales to certain large customers.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, increased slightly in the Americas and EMEA regions.

Gross Profit

The following table presents our gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$12,972	50.0%	$13,441	55.1%	$(469)	(3.5%	)

Gross profit as a percent of revenue (referred to as “gross margin”) for the six months ended December 31, 2019 decreased compared to the six months ended December 31, 2018 due primarily to sales of products obtained through the acquisition of Maestro, which typically have lower margins than legacy Lantronix products. With the recent acquisition of Intrinsyc, we expect a change in product mix as Intrinsyc products have a lower margin than our products. Gross margin in the current year period was also negatively impacted by the amortization of unrealized profit in acquired inventory in the amount of $171,000, all of which was recognized during the six months ended December 31, 2019.

Selling, General and Administrative

The following table presents our selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,536		$5,906		$(370)	(6.3%	)
Professional fees and outside services	1,030		682		348	51.0%
Advertising and marketing	425		318		107	33.6%
Facilities and insurance	625		461		164	35.6%
Share-based compensation	1,236		737		499	67.7%
Depreciation	107		94		13	13.8%
Other	385		232		153	65.9%
Selling, general and administrative	$9,344	36.0%	$8,430	34.6%	$914	10.8%

Selling, general and administrative expenses increased primarily due to (i) higher professional fees and outside services resulting from increased legal fees and (ii) higher share-based compensation primarily due to the issuance of PSUs. These increases were partially offset by a decrease in personnel-related expenses due to reduced variable compensation expense in the six months ended December 31, 2019, slightly offset by an increase in salary and wages resulting from an increase in workforce from the acquisition of Maestro.

Research and Development

The following table presents our research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2019	Revenue	2018	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,317		$3,333		$(16)	(0.5%	)
Facilities	605		465		140	30.1%
Outside services	351		272		79	29.0%
Product certifications	269		92		177	192.4%
Share-based compensation	208		152		56	36.8%
Other	207		180		27	15.0%
Research and development	$4,957	19.1%	$4,494	18.4%	$463	10.3%

Research and development expenses increased primarily due to higher (i) product certification costs related to new product development projects and (ii) higher facilities costs, resulting from our new facility lease in India as well as additional facility space gained through the acquisition of Maestro.

Restructuring, Severance and Related Charges

Current Fiscal Year

During the current year, we continued a plan to realign certain personnel resources to better fit our current business needs, particularly as it relates to identifying cost savings and synergies to be gained from the acquisition of Maestro. These activities resulted in total charges of approximately $354,000 and $1,103,000 for the three and six months ended December 31, 2019, respectively.  We expect to incur additional restructuring, severance and related charges as a result of the acquisition of Intrinsyc.

Prior Fiscal Year

During the six months ended December 31, 2018, we executed a plan to realign certain personnel resources to better fit our business needs. These activities resulted in a total charge of approximately $323,000.

Acquisition-Related Costs

During the three and six months ended December 31, 2019, we incurred approximately $353,000 and $996,000 of acquisition-related costs, respectively, in connection with the acquisitions of Maestro and Intrinsyc. These costs are mainly comprised of legal and other professional fees. We expect to incur additional acquisition-related charges as a result of the acquisition of Intrinsyc.

Amortization of Purchased Intangible Assets

As a result of the acquisition of Maestro, we acquired certain intangible assets which we recorded at fair-value as of the acquisition date. These assets are amortized on a straight-line basis over their estimated useful lives, which resulted charges of $151,000 and $295,000 for the three and six months ended December 31, 2019, respectively. We expect to incur additional amortization of purchased intangibles as a result of the acquisition of Intrinsyc.

Interest Income (Expense), Net

We earn interest on our domestic cash balance. For the six months ended December 31, 2019 we incurred net interest expense as a result of interest incurred on borrowings on our term loan.

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	December 31,	June 30,
	2019	2019	Change
	(In thousands)
Working capital	$23,308	$26,718	$(3,410)
Cash, cash equivalents, and restricted cash	$15,347	$18,282	$(2,935)

In July 2019, we acquired Maestro which reduced our net cash balance by $5,073,000. In January 2020, our acquisition of Intrinsyc used approximately $11,000,000 of our total cash, cash equivalents, and restricted cash on hand at December 31, 2019 of $15,347,000. Additionally, the net loss incurred during the six months ended December 31, 2019 resulted in our using cash in operating activities of $3,779,000.

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under our loan agreement with our bank, and cash generated from operations. We believe that these sources will be sufficient to fund our current requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

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

Bank Loan Agreement

Refer to Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of our loan agreement.

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	December 31,
	2019	2018	Change
	(In thousands)
Net cash used in operating activities	$(3,779)	$(313)	$(3,466)
Net cash used in investing activities	(5,353)	(355)	(4,998)
Net cash provided by financing activities	6,197	10,467	(4,270)

Operating Activities

Cash used from operating activities during the six months ended December 31, 2019 increased compared to the prior year period largely due to an increase in our net loss, which was impacted during the six months ended December 31, 2019 by an increase in operating expenses and acquisition-related costs for the acquisitions of Maestro and Intrinsyc. Our net loss included $2,289,000 of non-cash charges, which was substantially offset by cash used from changes in operating assets and liabilities totaling $2,247,000.

Investing Activities

Net cash used in investing activities during the six months ended December 31, 2019 was related to the acquisition of Maestro for net cash of $5,073,000 as well as capital expenditures for the purchase of property and equipment, primarily related to tooling and test equipment.

Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2018 resulted primarily from the public offering of common stock described above. For the period ended December 31, 2019 financing activities provided cash from the issuance of a term loan for $6,000,000 with Silicon Valley Bank as well as stock option exercises by employees. This was partially offset by payments for (i) withholding taxes related to the vesting of restricted stock units and (ii) capital leases.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, including structured finance or special purpose entities, that have been established to facilitate off-balance sheet arrangements or for other purposes.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

2.1*	Share Purchase Agreement, dated July 5, 2019, by and among Lantronix Holding Company, Maestro Wireless Solutions Limited, Fargo Telecom Asia Limited and Maestro & FALCOM Holdings Limited		8-K	2.1	7/10/2019

2.2*	Arrangement Agreement, dated October 30, 2019, by and between Lantronix and Intrinsyc		8-K	2.1	11/1/2019

10.1	Form of Voting Agreement		8-K	10.1	11/1/2019

10.2	Second Amended and Restated Loan and Security Agreement dated as of November 12, 2019, by and among Lantronix, Inc., Lantronix Holding Company and Silicon Valley Bank		8-K	10.1	11/14/2019

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

_________________

*	Portions of this Exhibit, including certain schedules and exhibits to this Exhibit, have been omitted in accordance with Item 601(b) of Regulation S-K. A copy of any omitted information, schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: February 13, 2020	By:	/s/ PAUL PICKLE
Paul Pickle
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2020	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

