Form 10-Q
period 2020-03-31
LANTRONIX INC
filed 2020-05-15
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, there were 27,958,802 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2020, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: the impact of COVID-19 and the measures to reduce its spread on our employees, supply and distribution chains, the global economy and our financial condition and liquidity; the effects of negative or worsening regional and worldwide economic conditions or market instability on our business, including effects on purchasing decisions by our customers; our ability to continue to generate revenue from products sold into mature markets; our ability to develop, market, and sell new products; our ability to succeed with our new software offerings; fluctuations in our revenue due to the project-based timing of orders from certain customers; unpredictable timing of our revenues due to the lengthy sales cycle for our products and services and potential delays in customer completion of projects; our ability to accurately forecast future demand for our products; delays in qualifying revisions of existing products; constraints or delays in the supply of, or quality control issues with, certain materials or components; difficulties associated with the delivery, quality or cost of our products from our contract manufacturers or suppliers; risks related to the outsourcing of manufacturing and international operations; difficulties associated with our distributors or resellers; intense competition in our industry and resultant downward price pressure; rises in inventory levels and inventory obsolescence; undetected software or hardware errors or defects in our products; cybersecurity risks; our ability to obtain appropriate industry certifications or approvals from governmental regulatory bodies; changes in applicable U.S. and foreign government laws, regulations, and tariffs; environmental or other regulatory claims or litigation; our ability to successfully implement our acquisitions strategy or integrate acquired companies; uncertainty as to the future profitability of acquired businesses, and delays in the realization of, or the failure to realize, any accretion from acquisition transactions; acquiring, managing and integrating new operations, businesses or assets, and the associated diversion of management attention or other related costs or difficulties; our ability to protect patents and other proprietary rights and avoid infringement of others’ proprietary technology rights; the level of our indebtedness, our ability to service our indebtedness and the restrictions in our debt agreements; our ability to attract and retain qualified management; and any additional factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2019, including in the section entitled “Risk Factors” in Item 1A of Part I of such report, as well as in our other public filings with the SEC, including this Quarterly Report on Form 10-Q. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	June 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$6,977	$18,282
Accounts receivable, net	11,958	7,388
Inventories, net	15,246	10,509
Contract manufacturers' receivable	434	1,324
Prepaid expenses and other current assets	2,043	687
Total current assets	36,658	38,190
Property and equipment, net	1,594	1,199
Goodwill	15,813	9,488
Purchased intangible assets, net	13,387	–
Other assets	3,225	67
Total assets	$70,677	$48,944

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,164	$4,716
Accrued payroll and related expenses	3,519	2,060
Warranty reserve	209	116
Short-term debt, net	1,472	–
Other current liabilities	6,687	4,580
Total current liabilities	18,051	11,472
Long-term debt, net	4,050	–
Other non-current liabilities	1,631	206
Total liabilities	23,732	11,678

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock	3	2
Additional paid-in capital	244,989	226,274
Accumulated deficit	(198,418)	(189,381)
Accumulated other comprehensive income	371	371
Total stockholders' equity	46,945	37,266
Total liabilities and stockholders' equity	$70,677	$48,944

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net revenue	$16,512	$12,344	$42,481	$36,737
Cost of revenue	9,135	5,254	22,132	16,206
Gross profit	7,377	7,090	20,349	20,531
Operating expenses:
Selling, general and administrative	5,558	3,867	14,902	12,297
Research and development	2,724	2,385	7,681	6,879
Restructuring, severance and related charges	2,263	–	3,366	323
Acquisition-related costs	1,250	–	2,246	–
Amortization of purchased intangible assets	801	–	1,096	–
Total operating expenses	12,596	6,252	29,291	19,499
Income (loss) from operations	(5,219)	838	(8,942)	1,032
Interest income (expense), net	(83)	91	(43)	147
Other income (expense), net	129	(12)	76	(14)
Income (loss) before income taxes	(5,173)	917	(8,909)	1,165
Provision for income taxes	43	60	128	114
Net income (loss)	$(5,216)	$857	$(9,037)	$1,051

Net income (loss) per share - basic	$(0.19)	$0.04	$(0.37)	$0.05
Net income (loss) per share - diluted	$(0.19)	$0.04	$(0.37)	$0.05

Weighted-average common shares - basic	27,048	22,270	24,369	21,237
Weighted-average common shares - diluted	27,048	23,304	24,369	22,632

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended March 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	23,317	$2	$228,107	$(193,202)	$371	$35,278
Shares issued pursuant to stock awards, net	273	–	237	–	–	237
Tax withholding paid on behalf of employees for restricted shares	–	–	(60)	–	–	(60)
Share-based compensation	–	–	1,132	–	–	1,132
Issuance of shares related to acquisition	4,279	1	15,573	–	–	15,574
Net loss	–	–	–	(5,216)	–	(5,216)
Balance at March 31, 2020	27,869	$3	$244,989	$(198,418)	$371	$46,945

	Three Months Ended March 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2018	22,213	$2	$224,422	$(188,779)	$371	$36,016
Shares issued pursuant to stock awards, net	192	–	290	–	–	290
Tax withholding paid on behalf of employees for restricted shares	–	–	(19)	–	–	(19)
Share-based compensation	–	–	331	–	–	331
Net income	–	–	–	857	–	857
Balance at March 31, 2019	22,405	$2	$225,024	$(187,922)	$371	$37,475

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(In thousands)

	Nine Months Ended March 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2019	22,812	$2	$226,274	$(189,381)	$371	$37,266
Shares issued pursuant to stock awards, net	778		717	–	–	717
Tax withholding paid on behalf of employees for restricted shares	–	–	(224)	–	–	(224)
Share-based compensation	–	–	2,649	–	–	2,649
Issuance of shares related to acquisition	4,279	1	15,573	–	–	15,574
Net loss	–	–	–	(9,037)	–	(9,037)
Balance at March 31, 2020	27,869	$3	$244,989	$(198,418)	$371	$46,945

	Nine Months Ended March 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2018	18,908	$2	$212,995	$(189,555)	$371	$23,813
Cumulative effect of accounting change	–	–	–	582	–	582
Shares issued pursuant to equity offering, net	2,700	–	9,774	–	–	9,774
Shares issued pursuant to stock awards, net	797	–	1,183	–	–	1,183
Tax withholding paid on behalf of employees for restricted shares	–	–	(188)	–	–	(188)
Share-based compensation	–	–	1,260	–	–	1,260
Net income	–	–	–	1,051	–	1,051
Balance at March 31, 2019	22,405	$2	$225,024	$(187,922)	$371	$37,475

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 31
	2020	2019
Operating activities
Net income (loss)	$(9,037)	$1,051
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	2,649	1,260
Depreciation and amortization	535	341
Amortization of purchased intangible assets	1,096	–
Amortization of manufacturing profit in acquired inventory associated with acquisitions	204	–
Loss on disposal of property and equipment	–	10
Amortization of deferred debt issuance costs	4	–
Changes in operating assets and liabilities:
Accounts receivable	2,274	(2,930)
Inventories	1,951	(1,832)
Contract manufacturers' receivable	890	143
Prepaid expenses and other current assets	(327)	(257)
Other assets	679	(1)
Accounts payable	(1,645)	794
Accrued payroll and related expenses	1,210	(1,000)
Warranty reserve	(25)	11
Other liabilities	(3,893)	813
Net cash used in operating activities	(3,435)	(1,597)
Investing activities
Purchases of property and equipment	(471)	(383)
Cash payment for acquisitions, net of cash and cash equivalents acquired	(13,402)	–
Net cash used in investing activities	(13,873)	(383)
Financing activities
Net proceeds from issuances of common stock	717	10,860
Tax withholding paid on behalf of employees for restricted shares	(224)	(188)
Net proceeds from issuance of debt	5,893	–
Payment of borrowings on term loan	(375)	–
Payment of lease liabilities	(8)	(48)
Net cash provided by financing activities	6,003	10,624
Increase (decrease) in cash, cash equivalents, and restricted cash	(11,305)	8,644
Cash, cash equivalents, and restricted cash at beginning of period	18,282	9,568
Cash, cash equivalents, and restricted cash at end of period	$6,977	$18,212

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2019, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which was filed with the SEC on September 11, 2019. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at March 31, 2020, the consolidated results of our operations for the three and nine months ended March 31, 2020 and our consolidated cash flows for the nine months ended March 31, 2020. All intercompany accounts and transactions have been eliminated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

The spread of the COVID-19 virus during the quarter ended March 31, 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. Government reactions to the public health crisis with mitigation measures have created significant uncertainties in the U.S. and global economies. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict and which may cause the actual results to differ from the estimates and assumptions we are required to make in the preparation of financial statements according to U.S. GAAP.

In order to protect our employee population and comply with local directives, most of our employees transitioned to remote working arrangements commencing in March and still continuing through the date hereof. To facilitate the increased data traffic associated with remote access, we have upgraded some of our information technology systems. We have also made changes relating to videoconferencing by providing most of our employees with a new videoconferencing and collaboration platform to accommodate better remote collaboration and communication. To date, remote working has not had a significant adverse impact on our financial results or our operations, including, financial reporting and disclosure controls and procedures.

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

We recorded Maestro’s tangible and intangible assets and liabilities based on their estimated fair values as of the Acquisition Date and allocated the remaining purchase consideration to goodwill. Our valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. The consideration allocation set forth herein is preliminary and may be revised as additional information becomes available during the measurement period which could be up to 12 months from the Acquisition Date. During the current quarter we adjusted the preliminary purchase price allocation to reduce certain amounts allocated to other assets, accounts payable, and other liabilities, with offsetting adjustments to goodwill. Any additional revisions or changes may be material. The preliminary purchase price allocation is as follows (in thousands):

July 5, 2019 (provisional)
Cash and cash equivalents	$282
Accounts receivable	1,320
Inventories, net	1,611
Other assets	600
Purchased intangible assets	1,910
Goodwill	2,876
Accounts payable	(1,536)
Other liabilities	(1,708)
Total consideration	$5,355

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
	(In thousands)
Developed technology	$1,530	5.0
Customer relationship	100	2.0
Order backlog	110	1.0
Non-compete agreements	30	2.0
Trade name	140	1.0

The intangible assets are amortized on a straight-line basis over the estimated weighted-average useful lives.

Acquisition of Intrinsyc

On January 16, 2020 (the “Closing Date”), we completed the previously announced acquisition of Intrinsyc Technologies Corporation (“Intrinsyc”), a company existing under the laws of British Columbia, Canada. Pursuant to the terms of the agreement, dated October 30, 2019 (the “Agreement”), by and between Lantronix and Intrinsyc, all of the outstanding common shares of Intrinsyc were acquired by Lantronix. Under the Agreement, we paid $0.50 and 0.2275 of a share of our common stock for each issued and outstanding common share of Intrinsyc. Pursuant to the Agreement, we paid, in the aggregate, approximately $11,519,000 in cash and issued approximately 4,279,000 shares of Lantronix common stock to Intrinsyc shareholders. Following the acquisition, Intrinsyc shareholders owned just under 16% of the outstanding shares of Lantronix common stock. Pursuant to the Agreement, Lantronix agreed to exchange certain options to purchase Intrinsyc shares and restricted stock units (“RSUs”) for cash payments, Lantronix common stock options or RSUs or a combination thereof, as further outlined in the Agreement.

The acquisition provides us with complementary IoT computing and embedded product development capabilities and expands our IoT market opportunity.

We recorded Intrinsyc’s tangible and intangible assets and liabilities based on their estimated fair values as of the Closing Date and allocated the remaining purchase consideration to goodwill. Our valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. The consideration allocation set forth herein is preliminary and may be revised as additional information becomes available during the measurement period which could be up to 12 months from the Closing Date. Any such revisions or changes may be material.

A summary of the purchase consideration for Intrinsyc is as follows (in thousands):

Cash consideration to selling shareholders	$11,022
Cash consideration for vested equity awards	497
Share consideration	15,574
Total purchase consideration	$27,093

The preliminary purchase price allocation is as follows (in thousands):

January 16, 2020 (provisional)
Cash and cash equivalents	$3,190
Accounts receivable	5,524
Inventories, net	5,281
Other assets	2,624
Purchased intangible assets	12,576
Goodwill	3,449
Accounts payable	(1,552)
Other liabilities	(3,999)
Total Consideration	$27,093

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

Acquisition-related costs were expensed in the periods in which the costs were incurred.

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Asset Fair Value	Weighted Average Useful Life (years)
	(In thousands)
Developed technology	$2,311	5.0
Customer relationship	8,930	6.0
Order backlog	730	1.2
Non-compete agreements	370	1.0
Trademarks and trade name	235	1.0

The intangible assets are amortized on a straight-line basis over the estimated weighted-average useful lives.

Supplemental Pro Forma Information

The following supplemental pro forma data summarizes the Company’s results of operations for the periods presented, as if we completed the acquisitions of Maestro and Intrinsyc as of the first day of fiscal 2019. The supplemental pro forma data reports actual operating results adjusted to include the pro forma effect and timing of the impact in amortization expense of identified intangible assets, restructuring costs, the purchase accounting effect on inventories acquired, and transaction costs. In accordance with the pro forma acquisition date, we recorded in the fiscal 2019 supplemental pro forma data (i) cost of goods sold from manufacturing profit in acquired inventory of $262,000, (ii) acquisition related restructuring costs of $2,477,000 and (iii) acquisition-related costs of $2,246,000, with a corresponding reduction in the fiscal 2020 supplemental proforma data. Additionally, we recorded $2,947,000 of amortization expense in the fiscal 2019 supplemental pro-forma data, and additional amortization expense of $862,000 in the fiscal 2020 supplemental pro forma data to represent the amount related to assets that would have been fully amortized.

Net sales related to products and services from the acquisitions of Maestro and Intrinsyc contributed approximately 31% to 35% of net sales for the nine months ended March 31, 2020. Post-acquisition net sales and earnings on a standalone basis are generally impracticable to determine, as on the Acquisition Date and Closing Date, we implemented a plan developed prior to the completion of the acquisitions and began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure.

Supplemental pro forma data is as follows:

	Nine Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Pro forma net revenue	$56,486	$63,787
Pro forma net loss	$(4,752)	$(8,207)

Pro forma net loss per share
Basic	$(0.18)	$(0.32)
Diluted	$(0.18)	$(0.32)

3.	Revenue

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

A significant portion of our products are sold to distributors under agreements which contain (i) limited rights to return unsold products and (ii) price adjustment provisions, both of which are accounted for as variable consideration when estimating the amount of revenue to recognize. We base our estimates for returns and price adjustments primarily on historical experience; however, we also consider contractual allowances, approved pricing adjustments and other known or anticipated returns and price adjustments in a given period. Such estimates are generally made at the time of shipment to the customer and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Our estimates of accrued variable consideration are included in other current liabilities in the accompanying condensed unaudited consolidated balance sheets.

Services

Revenues from our extended warranty and services are generally recognized ratably over the applicable service period. We expect revenues from future sales of our software-as-a-service (“SaaS”) products to be recognized ratably over the applicable service period as well. Revenues from professional engineering services are generally recognized as services are performed.

As a result of our recent acquisition of Intrinsyc (see Note 2), we now derive an increased portion of our revenues from engineering and related consulting service contracts with customers. These contracts generally include performance obligations in which control is transferred over time because the customer either simultaneously receives and consumes the benefits provided or our performance on the contract creates or enhances an asset that the customer controls. These contracts typically provide services on the following basis:

•	Time & Materials (“T&M”) – services consist of revenues from software modification, consulting implementation, training and integration services. These services are set forth separately in the contractual arrangements such that the total price of the customer arrangement is expected to vary depending on the actual time and materials incurred based on the customer’s needs.

•	Fixed Price – arrangements to render specific consulting and software modification services which tend to be more complex.

Performance obligations for T&M contracts qualify for the "Right to Invoice" practical expedient within the revenue guidance. Under this practical expedient, we may recognize revenue, over time, in the amount to which we have a right to invoice. In addition, we are not required to estimate variable consideration upon inception of the contract and reassess the estimate each reporting period. We determined that this method best represents the transfer of services as, upon billing, we have a right to consideration from a customer in an amount that directly corresponds with the value to the customer of our performance completed to date.

We recognize revenue on fixed price contracts, over time, using the proportion of our actual costs incurred (generally labor hours expended) to the total costs expected to complete the contract performance obligation. We determined that this method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed price contract performance obligation.

Multiple Performance Obligations

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

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
IoT	$13,922	$8,935	$35,323	$26,972
IT Management	2,424	3,210	6,557	9,199
Other	166	199	601	566
	$16,512	$12,344	$42,481	$36,737

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Americas	$10,126	$6,866	$21,730	$19,962
EMEA	3,612	3,757	12,495	11,357
Asia Pacific Japan	2,774	1,721	8,256	5,418
	$16,512	$12,344	$42,481	$36,737

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

Product revenues	93%	100%	97%	99%
Service revenues	7%	0%	3%	1%

Service revenue is comprised primarily of professional services, software license subscriptions, and extended warranties.

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

Deferred Revenue

Deferred revenue is primarily comprised of unearned revenue related to our extended warranty services and certain software services. These services are generally invoiced at the beginning of the contract period and revenue is recognized ratably over the service period. Current and non-current deferred revenue balances represent revenue allocated to the remaining unsatisfied performance obligations at the end of a reporting period and are respectively included in other current liabilities and other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

The following table presents the changes in our deferred revenue balance for the nine months ended March 31, 2020 (in thousands):

Balance, July 1, 2019	$486
New performance obligations	238
Performance obligations assumed from acquisitions	738
Recognition of revenue as a result of satisfying performance obligations	(579)
Balance, March 31, 2020	$883
Less: non-current portion of deferred revenue	(158)
Current portion, March 31, 2020	$725

We expect to recognize substantially all of the non-current portion of deferred revenue over the next two to four years.

4.	Leases

On July 1, 2019, we adopted Topic 842 and elected the available practical expedient to recognize the cumulative effect of initially adopting the standard as an adjustment to the opening balance sheet of the period of adoption (i.e., July 1, 2019). We also elected other available practical expedients and will not separate lease components from non-lease components for office leases, or reassess historical lease classification, whether existing or expired contracts are or contain leases, or the initial direct costs for existing leases as of July 1, 2019. The unaudited condensed consolidated balance sheets and results from operations for reporting periods beginning after July 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 840.

Adoption of the standard resulted in the recording of net operating and financing lease ROU assets and corresponding operating and financing lease liabilities of $984,000 and $1,114,000, respectively, on July 1, 2019. The adoption of the standard did not materially affect the unaudited condensed consolidated statements of operations and had no impact on cash flows.

Our leases include office buildings for facilities worldwide and car leases in Germany, which are all classified as operating leases. We also have financing leases related to office equipment in the United States. On October 1, 2019 we entered into a lease agreement for an office in Hyderabad, India, which replaced and expanded our existing office space there.

In May 2020 we entered into an extension to our office lease for our corporate headquarters in Irvine, California. The amendment extends the term of the lease by 13 months through January 2022.

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

Components of lease expense and supplemental cash flow information:

Nine months ended
March 31, 2020
Components of lease expense	(In thousands)
Operating lease cost	$1,127
Financing lease cost	$10

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$871
Cash paid for amounts included in the measurement of financing lease liabilities	$8

Right-of-use assets obtained in exchange for lease obligation	$1,119

The weighted-average remaining lease term is 1.5 years. The weighted-average discount rate is 6.03 percent.

Maturities of lease liabilities as of March 31, 2020 were as follows:

Years ending June 30,	Operating	Financing
	(In thousands)
2020	$368	$2
2021	1,077	9
2022	674	9
2023	376	9
2024	274	4
Thereafter	65	–
Total remaining lease payments	2,834	33
less: imputed interest	(243)	–
Lease liability	$2,591	$33
Reported as:
Current liabilities	$(1,142)	$(9)
Non-current liabilities	$(1,449)	$(24)

The lease liabilities and ROU assets as of March 31, 2020 include leases assumed in the acquisitions of Maestro and Intrinsyc if the remaining lease term at the acquisition date was determined to exceed one year. Refer to Note 2 above for further information on the acquisitions. As of March 31, 2020, the ROU assets totaled $2,982,000 and were recorded in other assets in the unaudited condensed consolidated balance sheet.

5.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	March 31,	June 30,
	2020	2019
	(In thousands)
Finished goods	$8,651	$6,084
Raw materials	6,595	4,425
Inventories, net	$15,246	$10,509

Other Liabilities

The following table presents details of our other liabilities:

	March 31,	June 30,
	2020	2019
	(In thousands)
Current
Accrued variable consideration	$1,383	$1,313
Customer deposits and refunds	250	168
Accrued raw materials purchases	681	1,155
Deferred revenue	725	328
Lease liability	1,151	4
Taxes payable	407	322
Accrued operating expenses	2,090	1,290
Total other current liabilities	$6,687	$4,580

Non-current
Lease liability	$1,473	$48
Deferred revenue	158	158
Total other non-current liabilities	$1,631	$206

Computation of Net Income (Loss) per Share

Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(5,216)	$857	$(9,037)	$1,051
Denominator:
Weighted-average common shares outstanding - basic	27,048	22,270	24,369	21,237
Effect of dilutive securities:	–	1,034	–	1,395
Denominator for net income (loss) per share - diluted	27,048	23,304	24,369	22,632

Net income (loss) per share - basic	$(0.19)	$0.04	$(0.37)	$0.05
Net income (loss) per share - diluted	$(0.19)	$0.04	$(0.37)	$0.05

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(In thousands)

Common stock equivalents	1,487	153	1,640	66

Severance and Related Charges

Current Fiscal Year

During the nine months ended March 31, 2020, we continued a plan to realign certain personnel resources to better fit our current business needs, which includes identifying cost savings and synergies to be gained from the acquisitions of Maestro and Intrinsyc. Additionally, the current year charges include costs incurred pursuant to change-in-control agreements for certain employees of Intrinsyc.

The following table presents details of the liability we recorded related to these activities:

Nine Months Ended
March 31,
2020
(In thousands)
Beginning balance	$651
Charges	3,365
Payments	(2,786)
Ending balance	$1,230

The ending balance is recorded in accrued payroll and related expenses on the accompanying unaudited condensed consolidated balance sheet at March 31, 2020.

Prior Fiscal Year

During the nine months ended March 31, 2019, we incurred charges totaling approximately $323,000 in severance-related costs in connection with a plan to realign certain personnel and cost structure needs.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,
	2020	2019
	(In thousands)
Share consideration for acquisition of Intrinsyc	$15,574	$–
Accrued property and equipment paid for in the subsequent period	$5	$276
Accrued stock option exercise proceeds	$–	$97

6.	Warranty Reserve

The standard warranty periods we provide for our products typically range from one to five years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and for any known or anticipated product warranty issues.

The following table presents details of our warranty reserve:

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2020	2019
	(In thousands)
Beginning balance	$116	$99
Warranty reserve assumed from acquisition of Intrinsyc	118	–
Charged to cost of revenue	63	96
Usage	(88)	(79)
Ending balance	$209	$116

7.	Bank Loan Agreements

On November 12, 2019, we entered into a Second Amended and Restated Loan and Security Agreement (“Amended Agreement”) with Silicon Valley Bank (“SVB”), which amended, restated and superseded our previous agreement with SVB in its entirety.

Pursuant to the Amended Agreement, SVB made available to us a senior secured revolving line of credit of up to $6,000,000 (“Revolving Facility”) and a senior secured term loan of $6,000,000 (“Term Loan Facility”). Advances under the Revolving Facility may be borrowed from time to time prior to November 12, 2021, subject to the satisfaction of certain conditions, and may be used to fund our working capital and general business requirements. The $6,000,000 proceeds of the Term Loan Facility were drawn in full in November 2019 and were used to fund our acquisition of Intrinsyc, which occurred in January 2020 (refer to Note 2 above). The Revolving Facility matures on November 12, 2021. There were no borrowings on the Revolving Facility at March 31, 2020. The Term Loan Facility is repayable over a 48 month period commencing January 1, 2020.

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

The following table summarizes our outstanding debt:

	March 31,	June 30,
	2020	2019
	(In thousands)
Outstanding borrowings on Term Loan Facility	$5,625	$–
Less: Unamortized debt issuance costs	(103)	–
Net Carrying amount of debt	5,522	–
Less: Current portion	(1,472)	–
Non-current portion	$4,050	$–

During the three and nine months ended March 31, 2020 we recognized $94,000 and $140,000, respectively of interest expense in our unaudited condensed consolidated statements of operations related to interest and amortization of debt issuance associated with the outstanding Term Loan Facility.

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

 Stock Incentive Plans

Our stock incentive plans permit the granting of stock options (both incentive and nonqualified stock options), RSUs, stock appreciation rights, non-vested stock, and performance shares to certain employees, directors and consultants. As of March 31, 2020, no stock appreciation rights or non-vested stock was outstanding.

Stock Options

The following table presents a summary of activity during the nine months ended March 31, 2020 with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2019	3,147	$2.29
Granted	248	3.33
Forfeited	(179)	2.35
Expired	(76)	2.21
Exercised	(834)	1.76
Balance of options outstanding at March 31, 2020	2,306	$2.58

Restricted Stock Units

The following table presents a summary of activity during the nine months ended March 31, 2020 with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2019	866	$4.24
Granted	431	3.32
Vested	(203)	4.68
Forfeited	(109)	3.76
Balance of RSUs outstanding at March 31, 2020	985	$3.80

Performance Stock Units

In October 2019, we granted 975,000 RSUs with performance-based vesting requirements (“performance stock units” or “PSUs”) to certain executive employees. In February 2020, we granted an additional 70,000 RSUs with performance-based vesting requirements and vesting schedule identical to those granted in October 2019. One third of the PSUs will be eligible to vest in each of the three years beginning in fiscal 2020 if certain earnings per share, revenue targets and market conditions are met. The estimate of the grant date fair value and related share-based compensation expense included the use of a Monte Carlo simulation which incorporates estimates of the potential outcomes of the market condition of these awards.

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (“ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions at the end of a specified purchase period. Each of our employees (including officers) is eligible to participate in our ESPP, subject to certain limitations as set forth in our ESPP.

The following table presents a summary of activity under our ESPP during the nine months ended March 31, 2020:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2019	517
Shares issued	(64)
Shares available for issuance at March 31, 2020	453

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(In thousands)
Cost of revenue	$70	$22	$142	$62
Selling, general and administrative	939	213	2,176	950
Research and development	123	96	331	248
Total share-based compensation expense	$1,132	$331	$2,649	$1,260

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of March 31, 2020:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$1,494	2.6
RSUs	3,309	3.2
PSUs	1,205	2.3
Stock purchase rights under ESPP	13	0.1
	$6,021

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Effective tax rate	1%	7%	1%	10%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2020 and June 30, 2019.

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

11.	Subsequent Event

Small Business Administration Loan

In April 2020, we executed a promissory note (the “Note”) in the principal amount of approximately $2,438,000 as part of the Paycheck Protection Program (the “PPP Loan”) administered by the Small Business Administration (the “SBA”) and authorized under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan was made through Silicon Valley Bank. On May 6, 2020, we repaid the Note in full.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2020, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

On July 5, 2019 we acquired Maestro Wireless Solutions Limited and its subsidiaries (together, “Maestro”). The acquisition provides additional and complementary cellular connectivity, LPWAN, and telematic technologies and devices to our portfolio of IoT solutions. The following product families are now included in our IoT product line as a result of the acquisition: M110, E210, E220, Bolero45, FOX3-2G, FOX3-3G, FOX3-4G, S40, and D2Sphere.

On January 16, 2020 we acquired Intrinsyc Technologies Corporation (“Intrinsyc”). The acquisition provides additional and complementary IoT computing and embedded product development capabilities and expands our IoT market opportunity. Additionally, we acquired edge computing and design capabilities crucial to the development of intelligent IoT solutions. As a result of the acquisition, we now offer the following in our IoT product line: System on Module (SoM), Single Board Computer (SBC), and Development Kits. We also offer services for mechanical, hardware, and software engineering for camera, audio, and artificial intelligence / machine learning development.

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

Recent Developments

Refer to Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of our acquisitions of Maestro and Intrinsyc.

Following their acquisitions, Maestro and Intrinsyc have contributed significant revenue to the Company. We also saw a corresponding increase in operational expenses, which will remain consistent until we realize expected cost synergies.  Furthermore, we expect that the combined entity will have better economies of scale driven by our plan to reduce redundant costs which we believe will result in improved operational effectiveness and greater earnings potential.

Impact of COVID-19

In order to protect our employee population and comply with local directives, most of our employees transitioned to remote working arrangements commencing in March and still continuing through the date hereof. To facilitate the increased data traffic associated with remote access, we have upgraded some of our information technology systems. We have also made changes relating to videoconferencing by providing most of our employees with a new videoconferencing and collaboration platform to accommodate better remote collaboration and communication. To date, remote working has not had a significant adverse impact on our financial results or our operations, including, financial reporting and disclosure controls and procedures. We do not believe that our productivity has been substantially affected by working remotely. However, we recognize that a certain degree of employee enthusiasm, teamwork, creativity, encouragement and support is normally generated by being present at a physical location and believe that prolonged remote working may have a negative impact over time on our business and on employee productivity. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

Supply Chain and Shipping

The COVID-19 epidemic continues to challenge our supply chain, and if prolonged may have an adverse impact on our ability to produce and ship products. In early January 2020, we began to anticipate some supply chain issues. To mitigate, we built-up our inventory position. This increased inventory helped alleviate some, but not all, of the impact of subsequent shutdowns that occurred in China during the period. However, there were instances where we were unable to fulfill orders, resulting in revenue decline and causing us to miss our initial revenue target.

Our supply chain still faces significant challenges. Most of our manufacturing is done in Malaysia, China and Thailand. Our major contract manufacturer in Malaysia is not at full capacity because of temporary local stay-at-home orders, and we expect to experience supply constraints if the partial shutdown of this contract manufacturer is prolonged or expanded. Similar issues could arise with either one or both of our major contract manufacturers one in Thailand and the other in China, although at the present time we have not been informed of any current issues.

Our ability to ship products has also been affected by the impact that COVID-19 has had on air travel. Most of our products are shipped via air freight. With the reduction of air travel, shipping costs have increased, and shipping delays may have occurred and may continue to occur.

We are attempting to mitigate both the production and shipping risks by asking our contract manufacturers to expedite orders where possible, and otherwise taking and shipping products from our contract manufacturers as soon as they are available. We have also been forced to sell into the United States products in inventory that were manufactured in China for our non-US markets, thus incurring tariffs in the United States and negatively impacting our profits.

Our ability to manufacture products is also dependent on the availability of certain raw materials and components that our contract manufacturers purchase in China, and our sales are subject to demand for certain of our products that are purchased by our customers for assembly in China into our customers’ end-products. If a second wave of COVID-19 and associated shutdown were to occur in China, this would likely have an adverse impact on our ability to manufacture and sell our products due to related shortages of materials and components and delays in customer orders. Depending on the severity of such future shutdowns, we could experience a materially diminished ability to produce products or longer lead times. This would result in delayed or reduced revenue from the affected orders in production and potentially higher operating costs. Because COVID-19 is a global pandemic, it may be difficult or impossible to move our manufacturing capability in a timely manner as needed, or to put in place any additional mitigation actions other than to pull and ship products as fast as our manufacturers can manufacture them. These mitigation efforts may also have a negative impact on our financial results by increasing inventory levels.

Sales and Marketing

Our sales and marketing efforts have been impacted by COVID-19 in a variety of ways. On the positive side, we saw an increase in orders for videoconferencing-related and medical-related products and services. But this increase has been offset primarily by a reduction in other product sales caused by global shutdowns and overall uncertainty arising as a result of COVID-19.

Many of our leads are generated through industry events, trade shows and business travel necessary to support customer engagement. With the recent sudden cessation of all trade shows and business travel, our lead pipeline has been negatively impacted, which may negatively affect our sales in the coming quarters. We are attempting to mitigate this risk by using this time to focus our sales and marketing teams on greater customer engagement, particularly with anchor customers. However, prolonged shutdowns, or additional future shutdowns as a result of a second wave of COVID-19, would negate our mitigation efforts and lead to a reduction in revenue during the coming quarters. In addition, to mitigate the potential declines, we are also changing our go-to-market approach by adding more distributors and value-added resellers, who are closer to the customers and end-customers.

Research and Development

Our research and development efforts have not been impacted in any material respect as a result of our transition to a remote working arrangement. However, if the shutdowns persist, we may experience project delays because of lack of access for our engineers to use testing and other equipment that is situated in our office labs. We will attempt to mitigate any such prolonged impact by enabling engineers to have limited access to our office labs while imposing procedures that ensure that only a few people are in the office at any given time, social distancing and other guidelines are observed, and appropriate disinfection is taking place. Prolonged shutdowns at third-party partners, especially relating to product certifications, may also delay our sales and shipments. In the event of prolonged shutdowns, we believe we can mitigate by putting in place, where possible, agreements with our customers covering the sale of non-certified products.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, valuation of deferred income taxes, goodwill and business combinations. Other than the policies regarding revenue recognition and business combinations, which we have updated and added below, respectively, these policies are described in further detail in the Form 10-K and have not changed significantly during the nine months ended March 31, 2020 as compared to what was previously disclosed in the Form 10-K.

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

A portion of our revenues are derived from engineering and related consulting service contracts with customers. These contracts generally include performance obligations in which control is transferred over time because the customer either simultaneously receives and consumes the benefits provided or our performance on the contract creates or enhances an asset that the customer controls. These contracts typically provide services on the following basis:

•	Time & Materials (“T&M”) – services consist of revenues from software modification, consulting implementation, training and integration services. These services are set forth separately in the contractual arrangements such that the total price of the customer arrangement is expected to vary depending on the actual time and materials incurred based on the customer’s needs.

•	Fixed Price – arrangements to render specific consulting and software modification services which tend to be more complex.

Performance obligations for T&M contracts qualify for the "Right to Invoice" practical expedient within the revenue guidance. Under this practical expedient, we may recognize revenue, over time, in the amount to which we have a right to invoice. In addition, we are not required to estimate variable consideration upon inception of the contract and reassess the estimate each reporting period. We determined that this method best represents the transfer of services as, upon billing, we have a right to consideration from a customer in an amount that directly corresponds with the value to the customer of our performance completed to date.

We recognize revenue on fixed price contracts, over time, using the proportion of our actual costs incurred (generally labor hours expended) to the total costs expected to complete the contract performance obligation. We determined that this method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed price contract performance obligation.

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

Results of Operations – Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Summary

In the three months ended March 31, 2020, our net revenue increased by $4,168,000, or 33.8%, compared to the three months ended March 31, 2019. The increase in net revenue was driven by a 55.8% increase in net revenue in our IoT product line partially offset by a decline in revenue of 24.5% in our IT Management product line. We had a net loss of $5,216,000 for the three months ended March 31, 2020 compared to net income of $857,000 for the three months ended March 31, 2019. The decrease in net income was driven by a 12.8% decrease in gross margin percentage and a 101.5% increase in operating expenses.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
IoT	$13,922	84.3%	$8,935	72.4%	$4,987	55.8%
IT Management	2,424	14.7%	3,210	26.0%	(786)	(24.5%	)
Other	166	1.0%	199	1.6%	(33)	(16.6%	)
	$16,512	100.0%	$12,344	100.0%	$4,168	33.8%

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Americas	$10,126	61.3%	$6,866	55.6%	$3,260	47.5%
EMEA	3,612	21.9%	$3,757	30.4%	(145)	(3.9%	)
Asia Pacific Japan	2,774	16.8%	$1,721	14.0%	1,053	61.2%
	$16,512	100.0%	$12,344	100.0%	$4,168	33.8%

IoT

Net revenue from our IoT product line for the three months ended March 31, 2020 increased in the APJ and Americas regions when compared to the three months ended March 31, 2019 due primarily to the addition of sales of products and services obtained through the acquisitions of Maestro and Intrinsyc. We also saw moderate growth in our newer SGX product family, mostly in the Americas region. The overall increase in net revenues was partially offset primarily by decreases in unit sales of (i) our XPort, Premierwave EN, and XPort Pro product families in all regions and (ii) our UDS product family in the Americas and EMEA regions.

IT Management

Net revenue from our IT Management product line for the three months ended March 31, 2020 decreased compared to the three months ended March 31, 2019 due primarily to decreased unit sales of (i) our SLC8000 product family across all regions and (ii) our SLB product family in the Americas region.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, declined slightly in APJ and EMEA.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, manufacturing overhead, inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$7,377	44.7%	$7,090	57.4%	$287	4.0%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended March 31, 2020 decreased compared to the three months ended March 31, 2019 due primarily to sales of products obtained through the acquisitions of Maestro and Intrinsyc, which typically have lower margins than the Lantronix products that existed prior to the acquisitions.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,254		$2,858		$396	13.9%
Professional fees and outside services	512		222		290	130.6%
Advertising and marketing	227		225		2	0.9%
Facilities and insurance	393		186		207	111.3%
Share-based compensation	939		213		726	340.8%
Depreciation	72		50		22	44.0%
Other	161		113		48	42.5%
Selling, general and administrative	$5,558	33.7%	$3,867	31.3%	$1,691	43.7%

Selling, general and administrative expenses increased primarily due to (i) increased share-based compensation primarily due to the issuance of equity awards to certain executive and other employees, including employees brought on from our acquisitions, (ii) higher personnel-related costs resulting from the increased headcount assumed in the acquisitions of Intrinsyc and Maestro, (iii) higher professional fees and outside services resulting from increased legal and accounting costs, and (iv) higher facilities and insurance costs resulting from additional facility space gained through the acquisitions of Maestro and Intrinsyc.

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

The following table presents our research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,863		$1,727		$136	7.9%
Facilities	304		223		81	36.3%
Outside services	121		220		(99)	(45.0%	)
Product certifications	204		7		197	2814.3%
Share-based compensation	123		96		27	28.1%
Other	109		112		(3)	(2.7%	)
Research and development	$2,724	16.5%	$2,385	19.3%	$339	14.2%

Research and development expenses for the three months ended March 31, 2020 increased when compared to the three months ended March 31, 2019 primarily due to (i) higher product certification costs related to the timing of various new product development projects and (ii) higher facilities costs and personnel-related expenses, resulting from an increase in facility space and headcount resulting from the acquisitions of Maestro and Intrinsyc as well as the addition of our new facility lease in India. These increases were slightly offset by a decrease in outside services expenses as we lowered our spending on certain outside headcount resources.

Results of Operations – Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019

Summary

In the nine months ended March 31, 2020 our net revenue increased by $5,744,000, or 15.6%, compared to the nine months ended March 31, 2019. The increase in net revenue was driven by a 31.0% increase in net revenue in our IoT product line partially offset by a decline in revenue of 28.7% in our IT Management product line. We had a net loss of $9,037,000 for the nine months ended March 31, 2020 compared to net income of $1,051,000 for the nine months ended March 31, 2019. The decrease in net income was driven by an 8.0% decrease in gross margin percentage and a 50.2% increase in operating expenses.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
IoT	$35,323	83.2%	$26,972	73.4%	$8,351	31.0%
IT Management	6,557	15.4%	9,199	25.0%	(2,642)	(28.7%	)
Other	601	1.4%	566	1.6%	35	6.2%
	$42,481	100.0%	$36,737	100.0%	$5,744	15.6%

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Americas	$21,730	51.2%	$19,962	54.3%	$1,768	8.9%
EMEA	12,495	29.4%	11,357	30.9%	1,138	10.0%
Asia Pacific Japan	8,256	19.4%	5,418	14.8%	2,838	52.4%
	$42,481	100.0%	$36,737	100.0%	$5,744	15.6%

IoT

Net revenue from our IoT product line for the nine months ended March 31, 2020 increased across all regions when compared to the nine months ended March 31, 2019 due to the addition of sales of products and services obtained through the acquisitions of Maestro and Intrinsyc. The overall increase was partially offset by decreases in unit sales of (i) our XPort, UDS, and Premierwave EN product families across all regions, (ii) our XPort Pro family, mostly in the Americas and (iii) our large-scale integration chips in the EMEA region.

IT Management

Net revenue from our IT Management product line for the nine months ended March 31, 2020 decreased compared to the nine months ended March 31, 2019 due primarily to decreased unit sales of our SLC8000 and SLB product families in the Americas and EMEA regions. In the prior year, we saw stronger demand for both product families partially driven by the timing of sales to certain large customers.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, increased slightly across all regions.

Gross Profit

The following table presents our gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$20,349	47.9%	$20,531	55.9%	$(182)	(0.9%	)

Gross margin for the nine months ended March 31, 2020 decreased compared to the nine months ended March 31, 2019 due primarily to sales of products obtained through the acquisitions of Maestro and Intrinsyc, which typically have lower margins than the Lantronix products that existed prior to the acquisitions. Gross margin in the current year period was also negatively impacted by the amortization of unrealized profit in acquired inventory in the amount of approximately $204,000.

Selling, General and Administrative

The following table presents our selling, general and administrative expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$8,790		$8,764		$26	0.3%
Professional fees and outside services	1,542		904		638	70.6%
Advertising and marketing	652		543		109	20.1%
Facilities and insurance	1,018		647		371	57.3%
Share-based compensation	2,176		950		1,226	129.1%
Depreciation	179		144		35	24.3%
Other	545		345		200	58.0%
Selling, general and administrative	$14,902	35.1%	$12,297	33.5%	$2,605	21.2%

Selling, general and administrative expenses increased primarily due to (i) higher share-based compensation primarily due to the issuance of equity awards to certain executive and other employees, including employees brought on from our acquisitions, (ii) higher professional fees and outside services resulting from increased legal and accounting fees, and (iii) higher facilities and insurance costs resulting from additional facility space obtained through the acquisitions of Maestro and Intrinsyc. These increases were partially offset by a decrease in personnel-related expenses from reduced variable compensation and certain headcount reductions in the current year period, which were largely offset by headcount increases from the acquisitions of Maestro and Intrinsyc.

Research and Development

The following table presents our research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,180		$5,060		$120	2.4%
Facilities	909		688		221	32.1%
Outside services	472		492		(20)	(4.1%	)
Product certifications	473		99		374	377.8%
Share-based compensation	331		248		83	33.5%
Other	316		292		24	8.2%
Research and development	$7,681	18.1%	$6,879	18.7%	$802	11.7%

Research and development expenses increased primarily due to higher (i) product certification costs related to new product development projects and (ii) higher facilities costs, resulting from our new facility lease in India and additional facility space gained through the acquisitions of Maestro and Intrinsyc.

Restructuring, Severance and Related Charges

Current Fiscal Year

During the current year, we continued a plan to realign certain personnel resources to better fit our current business needs, particularly as it relates to identifying cost savings and synergies to be gained from the acquisitions of Maestro and Intrinsyc. These activities resulted in total charges of approximately $2,263,000 and $3,366,000 for the three and nine months ended March 31, 2020, respectively. We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and synergies resulting from our acquisitions.

Prior Fiscal Year

During the nine months ended March 31, 2019, we executed a plan to realign certain personnel resources to better fit our business needs. These activities resulted in a total charge of approximately $323,000.

Acquisition-Related Costs

During the three and nine months ended March 31, 2020, we incurred approximately $1,250,000 and $2,246,000 of acquisition-related costs, respectively, in connection with the acquisitions of Maestro and Intrinsyc. These costs are mainly comprised of banking, legal and other professional fees.

Amortization of Purchased Intangible Assets

We acquired certain intangible assets through our acquisitions in the current year period, which we recorded at fair-value as of the acquisition dates. These assets are amortized on a straight-line basis over their estimated useful lives, which resulted in charges of $801,000 and $1,096,000 for the three and nine months ended March 31, 2020, respectively.

Interest Income (Expense), Net

We earn interest on our domestic cash balance. For the three and nine months ended March 31, 2020, we incurred net interest expense as a result of interest incurred on borrowings on our term loan.

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	March 31,	June 30,
	2020	2019	Change
	(In thousands)
Working capital	$18,607	$26,718	$(8,112)
Cash, cash equivalents, and restricted cash	$6,977	$18,282	$(11,305)

In July 2019, we acquired Maestro, which reduced our net cash balance by $5,073,000. In January 2020, our acquisition of Intrinsyc used approximately $8,329,000 in net cash. Additionally, the net loss incurred during the nine months ended March 31, 2020 resulted in our using cash in operating activities of $3,435,000.

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

Impact of COVID-19

We have not experienced any material delays or payment defaults by our customers. However, a prolonged economic shutdown may lead to significant declines in billings and cash collection and result in an unfavorable impact on our financial results. While we do have a credit line available, financial covenants associated with the credit line may not enable us to draw down funds as needed. We have in place a contingency plan that significantly reduces operating costs in the event that we experience liquidity issues in order to help mitigate our liquidity risk.

In April 2020, we executed a promissory note with Silicon Valley Bank in the principal amount of approximately $2,438,000 as part of the Paycheck Protection Program administered by the Small Business Administration and authorized under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. On May 6, 2020, we repaid the promissory note in full.

Bank Loan Agreements

Refer to Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of our loan agreements.

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,
	2020	2019	Change
	(In thousands)
Net cash used in operating activities	$(3,435)	$(1,597)	$(1,838)
Net cash used in investing activities	(13,873)	(383)	(13,490)
Net cash provided by financing activities	6,003	10,624	(4,621)

Operating Activities

Cash used from operating activities during the nine months ended March 31, 2020 increased compared to the prior year period as a result of an increase in our net loss, which was impacted during the nine months ended March 31, 2020 by an increase in operating expenses and acquisition-related costs for the acquisitions of Maestro and Intrinsyc. Our net loss included $4,488,000 of non-cash charges and the changes in operating assets and liabilities provided net cash of $1,114,000.

Investing Activities

Net cash used in investing activities during the nine months ended March 31, 2020 was driven by the acquisitions of Maestro and Intrinsyc, which used net cash of $5,073,000 and $8,329,000, respectively. We also used cash for the purchase of property and equipment, primarily related to tooling and test equipment.

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2019 resulted primarily from the public offering of 2,700,000 shares of common stock, which resulted in us receiving proceeds net of underwriting discounts and expenses of approximately $9,774,000. For the nine months ended March 31, 2020, financing activities provided cash from the issuance of a term loan for $6,000,000 with Silicon Valley Bank as well as stock option exercises by employees. These inflows were partially offset by (i) repayments on the term loan and (ii) withholding taxes paid related to the vesting of restricted stock units.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, including structured finance or special purpose entities, that have been established to facilitate off-balance sheet arrangements or for other purposes.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report, and the unaudited condensed consolidated financial statements and related notes thereto in Part I, Item 1 of this Report. In addition, you should carefully consider the risks and uncertainties described in the section entitled “Risk Factors” in the Form 10-K, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects. Other than as noted below, our risk factors have not changed significantly from those disclosed in the Form 10-K.

The effect of COVID-19 and other possible pandemics and similar outbreaks could result in material adverse effects on our business, financial position, results of operations and cash flows.

The COVID-19 pandemic, and the various governmental, industry and consumer actions related thereto, are having and could continue to have negative impacts on our business and have created or could create conditions in our other risk factors noted above. These impacts include potential significant volatility or decreases in the demand for our products, changes in customer behavior and preferences, disruptions in or closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain, limitations on our employees’ ability to work and travel, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, and related financial and commodity volatility, including volatility in raw material and other input costs. It is uncertain what the impact of various legislation and other responses being taken in the U.S. and other countries will have on the economy, international trade, our industries, our businesses and the businesses of our customers and suppliers. Despite our efforts to manage the impacts, the degree to which COVID-19 and related actions ultimately impact our business, financial position, results of operations and cash flows will depend on factors beyond our control including the duration, spread and severity of the outbreak, the actions taken to contain COVID-19 and mitigate its public health effects, the impact on the U.S. and global economies and demand for our products, and how quickly and to what extent normal economic and operating conditions resume.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

2.1*	Share Purchase Agreement, dated July 5, 2019, by and among Lantronix Holding Company, Maestro Wireless Solutions Limited, Fargo Telecom Asia Limited and Maestro & FALCOM Holdings Limited		8-K	2.1	7/10/2019

2.2*	Arrangement Agreement, dated October 30, 2019, by and between Lantronix and Intrinsyc		8-K	2.1	11/1/2019

10.1	Intrinsyc Technologies Corporation Amended and Restated Incentive Stock Option Plan	X

10.2	Intrinsyc Technologies Corporation Restricted Share Unit Plan	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

_________________

*	Portions of this Exhibit, including certain schedules and exhibits to this Exhibit, have been omitted in accordance with Item 601(b) of Regulation S-K. A copy of any omitted information, schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: May 15, 2020	By:	/s/ PAUL PICKLE
Paul Pickle
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

