Form 10-K
period 2020-06-30
LANTRONIX INC
filed 2020-09-11
CIK 1114925

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock as reported by the Nasdaq Capital Market on December 31, 2019, the last trading day of the registrant’s second fiscal quarter, was approximately $43,842,000. The determination of affiliate status for this purpose shall not be a conclusive determination for any other purpose.

As of August 31, 2020, there were 28,292,841 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement on Schedule 14A relating to the registrant's 2020 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LANTRONIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2020

* Not required for a “smaller reporting company.”

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2020, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to those set forth under “Risk Factors” in Item 1A of Part I of this Report, as such factors may be updated, amended or superseded from time to time by subsequent quarterly reports on Form 10-Q or current reports on Form 8-K. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

Overview

Lantronix, Inc. is a global provider of software as a service (“SaaS”), engineering services, and hardware for Edge Computing, the Internet of Things (“IoT”), and Remote Environment Management (“REM”). Lantronix enables its customers to provide reliable and secure solutions while accelerating their time to market. Lantronix’s products and services dramatically simplify operations through the creation, development, deployment, and management of customer projects at scale while providing quality, reliability and security.

Lantronix’s portfolio of services and products address each layer of the IoT Stack including Collect, Connect, Compute, Control and Comprehend, enabling its customers to deploy successful IoT and REM solutions. Lantronix’s services and products deliver a holistic approach, addressing its customers’ needs by integrating a SaaS management platform with custom application development layered on top of external and embedded hardware, enabling intelligent edge computing, secure communications (wired, Wi-Fi, and cellular), location and positional tracking, and environmental sensing and reporting.

With three decades of proven experience in creating robust industry and customer specific solutions, Lantronix is an innovator in enabling its customers to build new business models, leverage greater efficiencies and realize the possibilities of the IoT and REM. Lantronix’s solutions are deployed inside millions of machines at data centers, offices, and remote sites serving a wide range of industries, including energy, agriculture, medical, security, manufacturing, distribution, transportation, retail, financial, environmental, infrastructure and government.

We were incorporated in California in 1989 and reincorporated in Delaware in 2000.

References in this Report to “fiscal 2020” refer to the fiscal year ended June 30, 2020 and references to “fiscal 2019” refer to the fiscal year ended June 30, 2019.

Our Strategy

Today, more and more businesses are seeking to streamline their operations by connecting their machines and electronic devices to the Internet, manage them remotely, and create new business models. The growth in the IoT and REM markets are being driven by the growing importance of data, being able to act on that data, and the rapidly falling cost of sensors, connectivity, compute, and storage. While the promise is great, designing and deploying these projects is complex, costly and time-consuming. Our offerings are designed to help companies increase speed and reduce friction for their deployments through reduced complexity, decreased development costs, and increased ease of management for web-scale applications and real-world solutions; thus, driving customer value and success. We plan to address the market opportunity by offering our customers turnkey solutions by leveraging the layers of the IoT Stack, such as Collect, Connect, Compute, Control and Comprehend, through a combination of services, hardware and software solutions, accessible and manageable through our SaaS platform.

We are executing a growth strategy that includes continuous innovation complemented by strategic acquisitions to expand our ability to offer complete IoT and REM solutions with the intent of increasing our scale and broadening our scope so that we can increase our value proposition to our customers. This strategy will allow us to address a larger portion of our customers’ operational needs, and engage with customers as a strategic "total solution" partner. We believe this will strengthen our position in the market as our customers come to us for a wider variety of solutions. For example, on July 5, 2019 we acquired Maestro Wireless Solutions Limited and its subsidiaries (together, “Maestro”). This acquisition added to our Connect and Collect solutions by providing additional and complementary cellular connectivity, LPWAN, and telematic technologies and devices to our portfolio. On January 16, 2020 we acquired Intrinsyc Technologies Corporation (“Intrinsyc”). This acquisition provided additional and complementary edge computing with embedded product design and application development capabilities, crucial to the development of intelligent Compute functionality for advanced customer implementations. These two acquisitions allow us to offer more value to our customers and substantially increased the markets that we serve.

Products and Solutions

We organize our products and solutions into three product lines: IoT, REM and Other.

IoT

IoT Connectivity

Our IoT connectivity products typically connect to one or more existing machines or are built into new industrial devices to provide network connectivity. Our products are designed to enhance the value and utility of machines by making the data from the machines available to users, systems and processes or by controlling their properties and features over the network. Our IoT connectivity products may be embedded into new designs or attached to existing machines. These products include wired and wireless connections that enhance the value and utility of modern electronic systems and equipment by providing secure network connectivity, application hosting, protocol conversion, secure access for distributed IoT deployments and many other functions. Many of the products are offered with software tools intended to further accelerate our customer’s time-to-market and increase their value add. Most of our IoT connectivity products are pre-certified in a number of countries thereby significantly reducing our original equipment manufacturer (“OEM”) customers’ regulatory certification costs and accelerating their time to market.

IoT Compute

Our IoT compute products typically are embedded into a customer product, enabling advanced application functionality at the edge. Our products are designed to deliver advanced functionality and reduce time to market by leveraging our engineering expertise, engineering services, manufacturing experience, and strategic System on Chip (“SoC”) partners. Our compute products are normally embedded into new designs. These products include application processing that delivers compute to meet customer needs for data transformation, computer vision, machine learning, augmented / virtual reality, audio / video aggregation and distribution, custom applications at the edge. Many of the products are offered with software tools intended to further accelerate our customer’s time-to-market and increase their value add. Most of our IoT compute products are pre-certified in a number of countries thereby significantly reducing our OEM customers’ regulatory certification costs and accelerating their time to market.

IoT Telematics

Our IoT telematics products are typically integrated into an OEM’s or System Integrator’s (“SI”) products. Our smart tracking devices are designed to deliver robust data logging and positional tracking functionality and reliability for supply chain and logistics solutions. Our telematics devices are designed to be flexible in the field and offer a variety of connectivity options to suit the customers’ needs across 2G, 3G, 4G, and LTE cellular networks. These power efficient products are designed to support communications across interfaces and industrial protocols for vehicle, fleet, and asset tracking and management. Many of the products are offered with software tools intended to further accelerate our customer’s time-to-market and increase their value add. Most of our IoT Telematics products are pre-certified in a number of countries thereby significantly reducing our OEM customers’ regulatory certification costs and accelerating their time to market.

Engineering Services

We leverage our unparalleled engineering expertise and product development best practices to deliver high quality, innovative products, cost-effectively and on time. With over 1,400 projects successfully delivered to leading global brand companies, customers trust Lantronix to deliver timely and quality results, accelerating time to market.

Our engineering services flexible business model allows for choosing turnkey product development or team augmentation for accelerating complex areas of product development such as; camera development and tuning, voice control, machine learning, artificial intelligence, computer vision, augmented / virtual reality, mechanical and radio-frequency design, thermal and power optimization, or in any specific area a customer needs assistance.

In addition to our production-ready edge computing solutions, we offer experienced multidisciplinary engineering services across complete aspects of IoT product development, including: hardware engineering, software engineering, mechanical engineering, rapid prototyping, and quality assurance.

Software as a Service

Our SaaS platform provides single pane of glass management for IoT deployments. Our platform enables customers to easily deploy, monitor, manage, and automate across their global deployments, all from a single platform login. OEMs and SIs can leverage its multitenancy functionality for supporting a wide customer base while ensuring customer separation. Over the Air (“OTA”) updates make it easy to ensure the latest security patches, firmware, and configurations are deployed and functional.

The following product families are included in our IoT product line: EDS, EDS-MD, PremierWave® EN, PremierWave® XC, SGX™, UDS, WiPort®, xDirect®, xPico®, xPico® Wi-Fi, xPress™, XPort®, XPort® Pro, MicroM110, E210, E220, Bolero45, FOX3-2G, FOX3-3G, FOX3-4G, S40, and D2Sphere. In addition, we offer System on Module (“SoM”), Single Board Computer (“SBC”), and Development Kits. We also offer services for mechanical, hardware, and software engineering for camera, audio, and artificial intelligence / machine learning development.

REM

Today, organizations are managing an ever-increasing number of devices and data on enterprise networks where 24/7 reliability is mission critical. Remote environment management allows for full comprehension and control of an IT deployment, across a range of sensors data (temperature, humidity, light, acceleration, open / close, etc.) providing status and alerting, automation, and remote control of devices and end stations. REM designs may be part of an out of band (“OOB”) or in band network design. OOB is a technique that uses a dedicated management network to access critical infrastructure components to ensure production independent management connectivity. REM allows organizations to effectively monitor, manage, and control their enterprise IT equipment and facilities (environments), either in or out of band, optimizing their IT support resources.

Our SaaS platform provides single pane of glass management for REM (and IoT) deployments. Our platform enables customers to easily deploy, monitor, manage, and automate across their global deployments, all from a single platform login, virtually connected as though directly on each device. Our platform eliminates the need to have 24/7 personnel on site, and makes it easy to see and drill into an issue quickly, even in large scale deployments.

Our REM product line includes out-of-band management, console management, power management, and IP connected keyboard-video-mouse (commonly referred to as “IPKVM”) products that provide remote access to IT and networking infrastructure deployed in test labs, data centers, branch offices, remote sites, and server rooms.

The following product families are included in our REM product line: SLB™, SLC™8000, Spider™, ConsoleFlow, and EMG™ 8500.

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

Sales Cycle

Our embedded IoT solutions are typically used by OEMs, original design manufacturers (“ODMs”) and contract manufacturers. OEMs design and sell products under their own brand that are either manufactured by the OEM in-house or by third-party contract manufacturers. ODMs design and manufacture products for third parties, which then sell those products under the third parties’ brands. The design cycles using our embedded solutions typically range from nine to 24 months and can generate revenue for the entire life cycle of an end user’s product.

Our REM product line and external IoT solutions are typically sold to end users through value added resellers (“VARs”) systems integrators, distributors, online retailers and, to a lesser extent, OEMs. The design cycles for these products generally ranges from three to 18 months and are often project-based.

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

Manufacturing

Our manufacturing operations are primarily conducted through three third-party contract manufacturers. We currently utilize Plexus, primarily located in Malaysia, Hana Microelectronics, primarily located in Thailand, and Honortone, primarily located in China, as our contract manufacturers for most of our products. In addition, we use eSilicon Corporation to manage Taiwan Semiconductor Manufacturing Company, Ltd., a third-party foundry located in Taiwan, which manufactures our large-scale integration chips. We manufacture certain products with final assembly in the U.S. to meet trade compliance requirements.

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

Employees

As of August 12, 2020, we had 242 full time employees, none of whom is represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and believe we have good relationships with our employees.

Customer and Geographic Concentrations

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan (“APJ”). A discussion of sales to our significant customers and related parties, sales within geographic regions as a percentage of net revenue and sales to significant countries as a percentage of net revenue is set forth in Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which is incorporated herein by reference. A discussion of factors potentially affecting our customer and geographic concentrations is set forth in “Risk Factors” included in Part I, Item 1A of this Report, which is incorporated herein by reference.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and other reports and information that we file or furnish pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on our website at www.lantronix.com as soon as reasonably practicable after filing or furnishing such reports with the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The contents of our website are not incorporated by reference into this Report. References to our website address in this Report are inactive textual references only.

Information About Our Executive Officers

Executive officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers. The following table presents the names, ages, and positions held by our executive officers as of the date of this report:

Name	Age	Position
Paul H. Pickle	50	President and Chief Executive Officer
Jeremy R. Whitaker	50	Chief Financial Officer
Mohammed F. Hakam	52	Vice President of Engineering
Roger Holliday	61	Vice President of Worldwide Sales

PAUL H. PICKLE joined Lantronix as its President and Chief Executive Officer and as a member of its Board of Directors in April 2019. Most recently, Mr. Pickle served as President and Chief Operating Officer of Microsemi Corporation, a leading provider of semiconductor and system solutions, from November 2013 until Microsemi was acquired by Microchip Technology Inc. in May 2018. Prior to his position as President and Chief Operating Officer, he served at Microsemi as Executive Vice President, leading business operations of the company’s Integrated Circuits group, where he played an integral role in the planning, developing, and execution of Microsemi’s leading edge IC solutions for communications, industrial, aerospace, and defense/security markets.

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

MOHAMMED F. HAKAM joined Lantronix in August of 2018 and serves as our Vice President of Engineering. Prior to joining Lantronix, Mr. Hakam served as the interim Senior Vice President of International Operations at Viewstream, Inc., a provider of videos and marketing content to technology companies, from September 2016 to July 2018, where he was instrumental in planning and expanding the company’s global media strategy. Before joining Viewstream, Mr. Hakam was founder and Senior Vice President of Engineering and Product Management of SwitchRay Inc., a global provider of communication service platforms for global telecom carriers, from 2012 until its acquisition by 46 Labs in September 2016. He previously spent 20+ years at a number of large companies such as Motorola and Kyocera Wireless in various engineering leadership roles, and has also been the founder of two technology companies (including SwitchRay Inc.) in the networking and telecom segment. Mr. Hakam has been a professor at National University in San Diego, instructing undergraduate and graduate courses in program and project management, international management, six sigma and statistical process control.

ROGER HOLLIDAY joined Lantronix in January 2020 and serves as our Vice President of Worldwide Sales. Prior to joining Lantronix, Mr. Holliday served in various positions at Microsemi Corporation since 1999, serving most recently as Executive Vice President and General Manager from 2013 until Microsemi was acquired by Microchip Technology Inc. in May 2018. Prior to his time at Microsemi, Mr. Holliday served in various product marketing, applications and sales management roles at Linfinity Microelectronics until its acquisition by Microsemi in 1999..

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

The COVID-19 outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States and abroad, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although many of these governmental restrictions have since been lifted or scaled back, a recent surge of COVID-19 resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business and the business of our suppliers, our results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.

Beginning in March 2020, most of our employees transitioned to remote working arrangements, which are continuing through the date of this Report. While remote working has not had a significant adverse impact on our financial results or our operations to date, there can be no assurance that these arrangements will not ultimately result in lower work efficiency and productivity, which in turn may adversely affect our business. In addition, the COVID-19 pandemic has resulted in industry events, trade shows and business travel being suspended, cancelled and/or significantly curtailed. The cessation of trade shows and business travel has resulted in and could continue to result in our lead pipeline being negatively impacted, which has negatively affected and may continue to negatively affect our sales during fiscal 2020 and beyond.

In addition, the impact of the COVID-19 pandemic and measures to prevent its spread subject us to various risks and uncertainties that could materially adversely affect our business, results of operations and financial condition, including the following:

•	significant volatility or decreases in the demand for our products or extended sales cycles;
•	changes in customer behavior and preferences, as customers may experience financial difficulties and/or may delay orders or reduce their spending in light of COVID-19;
•	adverse impacts on our ability to distribute or deliver our products or services, including due to the negative impact of COVID-19 on air travel, as well as temporary disruptions, restrictions or closures of the facilities of our suppliers or customers and their contract manufacturers;
•	further disruptions in our ability to manufacture our products, as some suppliers of materials used in the production of our products are located in areas more severely impacted by COVID-19, which could limit our ability to obtain sufficient materials to produce our products; and
•	volatility in the availability of raw materials and components that our contract manufacturers purchase in China and volatility in raw material and other input costs.

The duration and extent of the COVID-19 pandemic’s effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of COVID-19, actions taken to contain COVID-19, any future resurgence of COVID-19 that may occur after the initial outbreak subsidies, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business, financial condition, results of operations, and prospects as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material.

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

During the fiscal year ended June 30, 2020, we continued to dedicate significant engineering resources to our management software platform, applications, and SaaS offerings, including ConsoleFlow™. Our management has limited experience in this marketplace. These product and service offerings will be subject to significant additional risks that are not necessarily related to our hardware products. Our ability to succeed with these offerings will depend in large part on our ability to provide customers with software products and services that offer features and functionality that address the needs of particular businesses. We may face challenges and delays in the development of this product line as the marketplace for products and services evolves to meet the needs and desires of customers. We cannot provide assurances that we will be successful in operating and growing this product line.

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

We and our contract manufacturers are responsible for procuring raw materials for our products. Our products incorporate some components and technologies that are only available from single or limited sources of supply. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. Moreover, due to our limited sales, we may not be able to convince suppliers to continue to make components available to us unless there is demand for these components from their other customers. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply and we may have difficulty identifying additional or replacement suppliers for some of our components.

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

We depend on the resale of products through distributor accounts for a substantial majority of our worldwide net revenue. In addition, sales through our top five distributors accounted for approximately 36% of our net revenue in fiscal 2020. A significant reduction of effort by one or more distributors to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

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

We believe that our future growth is dependent in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including geopolitical events, fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In many markets where we operate, business and cultural norms are different than those in the U.S., and practices that may violate laws and regulations applicable to us such as the Foreign Corrupt Practices Act (the “FCPA”) unfortunately are more commonplace. Although we have implemented policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees, contractors and agents, as well as distributors and resellers involved in our international sales, may take actions in violation of our policies. Many of our vendors and strategic business allies also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if one or more of our business partners are not able to successfully manage these risks. There can be no assurance that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.

Rising concern regarding international tariffs could materially and adversely affect our business and results of operations.

The current political landscape has introduced significant uncertainty with respect to future trade regulations and existing international trade agreements, as shown by the recent U.S.-initiated renegotiation of the North America Free Trade Agreement, and Brexit in Europe. This uncertainty includes the possibility of imposing tariffs or penalties on products manufactured outside the U.S., including the US government’s institution of a 25% tariff on a range of products from China and subsequent tariffs imposed by the U.S. as well as tariffs imposed by trading partners on U.S. goods, and the potential for increased trade barriers between the UK and the European Union. The institution of trade tariffs both globally and between the U.S. and China specifically, carries the risk of negatively affecting the overall economic conditions of both China and the U.S., which could have a negative impact on us.

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

We rely primarily on a combination of laws, such as patent, copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions that we have taken:

•	laws and contractual restrictions might not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;
•	other companies might claim intellectual property rights based upon prior use that negatively impacts our ability to enforce our trademarks and patents; and
•	policing unauthorized use of our patented technology and trademarks is difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use.

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

The impact of natural disasters and other business interruptions could negatively impact our supply chain and customers resulting in an adverse impact to our revenues and profitability.

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

In addition, our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, cybersecurity breaches, Information Technology (“IT”) systems failure, terrorist attacks and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults and, therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance for direct earthquake-related losses. If a business interruption occurs, whether due to a natural disaster or otherwise, our business could be materially and adversely affected.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees, on our networks and third-party cloud software providers. The secure processing, maintenance and transmission of this information is critical to our operations. Although we have taken steps to protect the security of our information systems, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. In addition, due to the fast pace and unpredictability of cyber threats, long-term implementation plans designed to address cybersecurity risks become obsolete quickly and, in some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. Any unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.

Some of our new software offerings may be subject to various cybersecurity risks, which are particularly acute in the cloud-based technologies operated by us and other third parties that form a part of our solutions.

In connection with certain implementations of our management software platform, application, and SaaS offering, ConsoleFlow, we expect to store, convey and potentially process data produced by devices. This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business. It is important for us to maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business to provide a reasonable level of reliability and security. Despite available security measures and other precautions, the infrastructure and transmission methods used by our products and services may be vulnerable to interception, attack or other disruptive problems.

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

The market price of our common stock has been highly volatile. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

•	adverse changes in domestic or global economic, market and other conditions;
•	new products or services offered by our competitors;
•	our completion of or failure to complete significant one-time sales of our products;
•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by securities analysts;
•	announcements of technological innovations;
• •	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments; conditions or trends in the industry;
•	additions or departures of key personnel;
•	increased competition from industry consolidation;
•	mergers and acquisitions; and
•	sales of common stock by our stockholders or us or repurchases of common stock by us.

In addition, the Nasdaq Capital Market often experiences price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of companies listed on the Nasdaq Capital Market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table presents details regarding our leased facilities:

Locations	Primary Use	Approximate Square Footage
Irvine, California, U.S.A.	Corporate headquarters; sales and marketing, research and development, operations and administration	27,000
Vancouver, British Columbia, Canada	Engineering, operations and marketing	12,000
Hyderabad, India	Engineering and design	18,000
Illmenau, Germany	Engineering, operations, sales and marketing	13,000
Taiwan	Engineering, sales and marketing	3,000
Shanghai, China	Sales and marketing	1,000

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

Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “LTRX.” The number of holders of record of our common stock as of August 31, 2020 was approximately 29.

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

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2020.

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

Overview

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global provider of software as a service (“SaaS”), engineering services, and hardware for Edge Computing, the Internet of Things (“IoT”), and Remote Environment Management (“REM”). Lantronix enables its customers to provide reliable and secure solutions while accelerating their time to market. Lantronix’s products and services dramatically simplify operations through the creation, development, deployment, and management of customer projects at scale while providing quality, reliability and security.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan (“APJ”).

References to “fiscal 2020” refer to the fiscal year ended June 30, 2020 and references to “fiscal 2019” refer to the fiscal year ended June 30, 2019.

Products and Solutions

We organize our products and solutions into three product lines: IoT, REM, and Other. Refer to “Products and Solutions” included in Part I, Item 1 of this Report, which is incorporated herein by reference, for further discussion.

Impact of COVID-19

In order to protect our employee population and comply with local directives, most of our employees transitioned to remote working arrangements commencing in March 2020 and still continuing through the date hereof. To facilitate the increased data traffic associated with remote access, we have upgraded some of our information technology systems. We have also made changes relating to videoconferencing by providing most of our employees with a new videoconferencing and collaboration platform to accommodate better remote collaboration and communication. To date, remote working has not had a significant adverse impact on our financial results or our operations, including, financial reporting and disclosure controls and procedures. We do not believe that our productivity has been substantially affected by working remotely. However, we recognize that a certain degree of employee enthusiasm, teamwork, creativity, encouragement and support is normally generated by being present at a physical location, and we believe that prolonged remote working may have a negative impact over time on our business and on employee productivity. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

Supply Chain and Shipping

The COVID-19 epidemic continues to challenge our supply chain, and if prolonged, may have an adverse impact on our ability to produce and ship our products. In early January 2020, we began to anticipate some supply chain issues. To mitigate, we built-up our inventory position. This increased inventory helped alleviate some, but not all, of the impact of subsequent shutdowns that occurred in China during the period. However, there were instances where we were unable to fulfill orders, resulting in revenue decline and causing us to miss our initial revenue target.

Our supply chain still faces significant challenges. Most of our manufacturing is performed in Malaysia, Thailand and China. Our major contract manufacturer in Malaysia is not at full capacity because of temporary local stay-at-home orders, and we expect to experience supply constraints if the partial shutdown of this contract manufacturer is prolonged or expanded. Similar issues could arise with either one or both of our major contract manufacturers in Thailand and China, although as of the date of this Report we have not been informed of any issues.

Our ability to ship products has also been affected by the impact that COVID-19 has had and continues to have on air travel. Most of our products are shipped via air freight. With the reduction of air travel, shipping costs have increased, and shipping delays have occurred and may continue to occur.

We are attempting to mitigate both production and shipping risks by asking our contract manufacturers to expedite orders where possible, and otherwise taking and shipping products from our contract manufacturers as soon as they are available. We have also had to sell into the United States products in inventory that were manufactured in China for our non-U.S. markets, thus incurring tariffs in the United States and negatively impacting our profits.

Our ability to manufacture products is also dependent on the availability of certain raw materials and components that our contract manufacturers purchase in China, and our sales are subject to demand for certain of our products that are purchased by our customers for assembly in China into our customers’ end-products. If a resurgence of COVID-19 and associated shutdowns were to occur in China, this would likely have an adverse impact on our ability to manufacture and sell our products due to related shortages of materials and components and delays in customer orders. Depending on the severity of any such future shutdowns, we could experience a materially diminished ability to produce products or longer lead times. This would result in delayed or reduced revenue from the affected orders in production and potentially higher operating costs. Because COVID-19 is a global pandemic, it may be difficult or impossible to move our manufacturing capability in a timely manner as needed, or to put in place any additional mitigation actions other than to pull and ship products as fast as our manufacturers can manufacture them. These mitigation efforts, if needed, could have a negative impact on our financial results, including by increasing inventory levels.

Sales and Marketing

Our sales and marketing efforts have been impacted by COVID-19 in a variety of ways. On the positive side, we saw an increase in orders for videoconferencing-related and medical-related products and services. But this increase has been offset primarily by a reduction in other product sales caused by global shutdowns and overall uncertainty arising as a result of COVID-19.

Many of our leads are generated through industry events, trade shows and business travel necessary to support customer engagement. With the recent sudden cessation of all trade shows and business travel, our lead pipeline has been negatively impacted, which has negatively affected and may continue to negatively affect our sales in the coming quarters. We are attempting to mitigate this risk by using this time to focus our sales and marketing teams on greater customer engagement, particularly with anchor customers. However, prolonged shutdowns, or additional future shutdowns as a result of a resurgence of COVID-19, would negate our mitigation efforts and lead to a reduction in revenue during the coming quarters. In addition, to mitigate the potential declines, we are also changing our go-to-market approach by adding more distributors and value-added resellers, who are closer to the customers and end-customers.

Research and Development

Our research and development efforts have not been impacted in any material respect as a result of our transition to a remote working arrangement or due to any cost containment efforts. However, if the shutdowns persist, we may experience project delays because of lack of access for our engineers to use testing and other equipment that is situated in our office labs. We have attempted to mitigate any such prolonged impact by enabling engineers to have limited access to our office labs while imposing procedures that ensure that only a few people are in the office at any given time, social distancing and other guidelines are observed, and appropriate disinfection is taking place. Prolonged shutdowns at third-party partners, especially relating to product certifications, may also delay our sales and shipments. In the event of prolonged shutdowns, we believe we can mitigate by putting in place, where possible, agreements with our customers covering the sale of non-certified products.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related revenue recognition, sales returns and allowances, allowance for doubtful accounts, inventory valuation, warranty reserves, restructuring charges, valuation of deferred income taxes, valuation of goodwill and long-lived and intangible assets, share-based compensation, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

From time to time, we may enter into contracts with customers that include promises to transfer multiple performance obligations that may include sales of products, professional engineering services and other product qualification or certification services. Determining whether the promises in these arrangements are considered distinct performance obligations, that should be accounted for separately versus together, often requires judgment. We consider performance obligations to be distinct when the customer can benefit from the promised good or service on its own or by combining it with other resources readily available and when the promised good or service is separately identifiable from other promised goods or services in the contract. In these arrangements, we allocate revenue on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation. Additionally, estimating standalone selling prices for separate performance obligations within a contract may require significant judgment and consideration of various factors including market conditions, items contemplated during negotiation of customer arrangements and internally-developed pricing models. Changes to performance obligations that we identify, or the estimated selling prices pertaining to a contract, could materially impact the amounts of earned and unearned revenue that we record.

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

Restructuring Charges

We recognize costs and related liabilities for restructuring activities when they are incurred. Our restructuring charges are primarily comprised of employee separation costs, asset impairments and contract exit costs. Employee separation costs include one-time termination benefits that are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits are probable and reasonably estimable. Contract exit costs include contract termination fees and right-of-use asset impairments recognized on the date that we have vacated the premises or ceased use of the leased facilities.  A liability for contract termination fees is recognized in the period in which we terminate the contract. Restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability is recorded. If actuals results differ, or if management determines revised estimates are necessary, we may record additional liabilities or reverse a portion or existing liabilities.

Valuation of Deferred Income Taxes

We have recorded a valuation allowance to reduce our net deferred tax assets to zero, primarily due to historical net operating losses (“NOLs”) and uncertainty of generating future taxable income. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that it is more likely than not that we will realize a deferred tax asset that currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit in our consolidated statements of operations at that time.

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

During the fourth quarter of fiscal 2020, we made a qualitative assessment of whether goodwill impairment existed. Since our assessment of the qualitative factors did not result in a determination that it was more likely than not that the fair value of our single reporting unit is less than its carrying value, we were not required to perform the quantitative goodwill impairment test. As of June 30, 2020, the carrying value of our single reporting unit was $46,520,000, while our market capitalization was $104,737,000. We concluded that no goodwill impairment existed as of June 30, 2020.

Long-Lived Assets and Intangible Assets

We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Circumstances which could trigger a review include, but are not limited to the following:

•	significant decreases in the market price of the asset;
•	significant adverse changes in the business climate or legal factors;
•	accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset;
•	current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and
•	current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets and intangible assets may not be recoverable, we estimate the future cash flows expected to be generated by the asset from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. These significant judgments may include future expected revenue, expenses, capital expenditures and other costs, and discount rates.

Share-Based Compensation

We record share-based compensation in our consolidated statements of operations as an expense, based on the estimated grant date fair value of our share-based awards, with the fair values amortized to expense over the requisite service period. Our share-based awards are currently comprised of restricted stock units, performance stock units, common stock options, and common stock purchase rights granted under our 2013 Employee Stock Purchase Plan (“ESPP”).

The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant.

The fair value of our performance share units is estimated as of the grant date based upon the expected achievement of the performance metrics specified in the grant and the closing market price of our common stock on the date of grant. To the extent a grant contains a market condition, the grant date fair value is estimated using a Monte Carlo simulation, which incorporates estimates of the potential outcomes of the market condition on the grant date fair value of each award.

The fair value of our common stock options and common stock purchase rights is generally estimated on the grant date using the Black-Scholes-Merton (“BSM”) option-pricing formula. While utilizing the BSM model meets established requirements, the estimated fair values generated by the model may not be indicative of the actual fair values of our share-based awards as the model does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based awards utilizing the BSM model is affected by our stock price and various assumptions, including the expected term, expected volatility, risk-free interest rate and expected dividend yields. The expected term of our stock options is generally estimated using the simplified method, as permitted by guidance issued by the Securities and Exchange Commission (“SEC”). We use the simplified method because we believe we are unable to rely on our limited historical exercise data or alternative information as a reasonable basis upon which to estimate the expected term of these options. The expected volatility is based on the historical volatility of our stock price. The risk-free interest rate assumption is based on the U.S. Treasury interest rates appropriate for the expected term of our stock options and common stock purchase rights.

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

Results of Operations - Fiscal Years Ended June 30, 2020 and 2019

Summary

For fiscal 2020, our net revenue increased by approximately $12,988,000, or 27.7%, as compared to fiscal 2019. We incurred a net loss for fiscal 2020 of $10,738,000, compared to a net loss of $408,000 for fiscal 2019, which was driven primarily by a $10,677,000, or 39.9%, increase in operating expenses, partially offset by a $627,000, or 2.4%, increase in gross profit. Fiscal 2020 operating expenses included approximately $8,162,000 of costs related to our acquisitions of Intrinsyc and Maestro and our efforts to integrate and take advantage of synergies of the combined companies.

Net Revenue

The following tables present our net revenue by product lines and by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
IoT	$49,911	83.4%	$35,299	75.3%	$14,612	41.4%
REM	9,228	15.4%	10,845	23.1%	(1,617)	(14.9%	)
Other	739	1.2%	746	1.6%	(7)	(0.9%	)
	$59,878	100.0%	$46,890	100.0%	$12,988	27.7%

	Years Ended June 30,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Americas	$33,279	55.6%	$25,179	53.7%	$8,100	32.2%
EMEA	15,588	26.0%	14,586	31.1%	1,002	6.9%
APJ	11,011	18.4%	7,125	15.2%	3,886	54.5%
	$59,878	100.0%	$46,890	100.0%	$12,988	27.7%

IoT

Net revenue from our IoT product line increased in fiscal 2020 across all regions compared to fiscal 2019 due to the addition of sales of products and services obtained through the acquisitions of (i) Maestro Wireless Solutions Limited and its subsidiaries (“Maestro”) on July 5, 2019 and (ii) Intrinsyc Technologies Corporation (“Intrinsyc”) on January 16, 2020. Net revenue related to products and services from the acquisitions contributed approximately 33% to 38% of net sales for fiscal 2020. We also saw growth in unit sales of our SGX, a newer product family, primarily in the Americas region. The overall increase in IoT net revenues was partially offset by decreases in unit sales of (i) our XPort, UDS, and Premierwave EN product families across all regions, (ii) our XPort Pro family, mostly in the Americas and (iii) our large-scale integration chips in the EMEA region.

REM

Net revenue from our REM product line for fiscal 2020 decreased compared to fiscal 2019 due primarily to decreased unit sales of both our SLC8000 product family in the EMEA region and SLB product family in the Americas region. In the prior year, we saw stronger demand for both product families partially driven by the timing of sales to certain large customers. During the current fiscal year, we saw moderate growth in unit sales of our SLS product family and EMG, a new product family.

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

The following table presents our gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$26,900	44.9%	$26,273	56.0%	$627	2.4%

Gross margin for fiscal 2020 decreased compared to fiscal 2019 due primarily to sales of products obtained through the acquisitions of Maestro and Intrinsyc, which typically have lower margins than the Lantronix products that existed prior to the acquisitions. Gross margin in fiscal 2020 was also negatively impacted by the amortization of unrealized profit in acquired inventory in the amount of approximately $255,000, along with additional charges in fiscal 2020 for inventory reserves.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, advertising and marketing expenses and professional legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$11,400		$11,048		$355	3.2%
Professional fees and outside services	2,137		1,122		1,015	90.5%
Marketing and advertising	828		705		123	17.4%
Facilities and insurance	1,384		874		510	58.4%
Share-based compensation	2,959		1,441		1,518	105.3%
Depreciation	238		192		46	24.0%
Other	636		469		167	35.6%
Selling, general and administrative	$19,582	32.7%	$15,851	33.8%	$3,734	23.6%

Selling, general and administrative expenses increased in fiscal 2020 primarily due to (i) higher share-based compensation primarily due to the issuance of equity awards to certain executive and other employees, including employees brought on from our acquisitions, (ii) higher professional fees and outside services resulting from increased legal and accounting fees, (iii) higher facilities and insurance costs resulting from additional facility space obtained through the acquisitions of Maestro and Intrinsyc, and (iv) increased personnel-related expenses resulting from increases in headcount from acquisitions.

Research and Development

Research and development expenses consisted of personnel-related expenses, share-based compensation, and expenditures to third-party vendors for research and development activities and product certification costs. Our costs from period-to-period related to outside services and product certifications vary depending on our level and timing of development activities.

The following table presents our research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$6,750		$6,418		$332	5.2%
Facilities	1,189		911		278	30.5%
Outside services	573		772		(199)	(25.8%	)
Product certifications	326		141		185	131.2%
Share-based compensation	453		345		108	31.3%
Depreciation	122		75		47	62.7%
Other	278		417		(139)	(33.3%	)
Research and development	$9,691	16.2%	$9,079	19.4%	$612	6.7%

Research and development expenses increased in fiscal 2020 primarily due to increases in (i) personnel-related expenses resulting from an increase in headcount from the acquisitions of Maestro and Intrinsyc, (ii) product certification costs related to new product development projects and (iii) facilities costs, resulting from our new facility lease in India and additional facility space gained through the acquisitions of Maestro and Intrinsyc.

Restructuring, Severance and Related Charges

Fiscal 2020

During fiscal 2020, we continued a plan to realign certain personnel resources to better fit our current business needs, particularly as it relates to identifying cost savings and synergies to be gained from the acquisitions of Maestro and Intrinsyc. These activities resulted in total charges of approximately $3,844,000 in fiscal 2020. We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and synergies resulting from our acquisitions.

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

Acquisition-Related Costs

During fiscal 2020, we incurred approximately $2,284,000 of acquisition-related costs in connection with the acquisitions of Maestro and Intrinsyc. During fiscal 2019, we incurred approximately $410,000 of acquisition-related costs in connection with the acquisition of Maestro. These costs are mainly comprised of banking, legal, accounting and other professional fees.

Amortization of Purchased Intangible Assets

We acquired certain intangible assets through our fiscal 2020 acquisitions, which we recorded at fair-value as of the acquisition dates. These assets are generally amortized on a straight-line basis over their estimated useful lives, and resulted in charges of $2,037,000 during fiscal 2020.

Interest Income (Expense), Net

For fiscal 2020, we incurred net interest expense as a result of interest incurred on borrowings on our term loan. We also earn interest on our domestic cash balances.

Other Expense, Net

Other expense, net, is comprised primarily of foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

Provision for Income Taxes

The following table presents our provision for income taxes:

	Years Ended June 30,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Provision for income taxes	$144	0.2%	$141	0.3%	$3	2.1%

The following table presents our effective tax rate based upon our provision for income taxes:

	Years Ended June 30,
	2020		2019
Effective tax rate	(1.4%	)	(52.8%	)

We utilize the liability method of accounting for income taxes. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe these assets are more likely than not to be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we provided a full valuation allowance against our net deferred tax assets for fiscal 2020 and fiscal 2019.

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

June 30, 2020
(In thousands)
Federal	$92,824
State	$14,560

For federal income tax purposes, our NOL carryovers generated for tax years beginning before July 1, 2018 will begin to expire in the fiscal year ending June 30, 2021. Of our federal NOLs as of June 30, 2020 in the table above, approximately $51,900,000 will expire by June 30, 2023. For state income tax purposes, our NOLs began to expire in the fiscal year ended June 30, 2013. Pursuant to the Tax Cuts and Jobs Act enacted by the U.S. federal government in December 2017, for federal income tax purposes, NOL carryovers generated for our tax years beginning after June 30, 2018 can be carried forward indefinitely, but will be subject to a taxable income limitation.

Liquidity and Capital Resources

Liquidity

The following table presents our working capital and cash and cash equivalents:

	June 30,
	2020	2019	Change
	(In thousands)
Working capital	$18,741	$26,718	$(7,977)
Cash and cash equivalents	$7,691	$18,282	$(10,591)

In fiscal 2020, we made cash payments of $13,402,000 for the acquisitions of Intrinsyc and Maestro. In addition, direct costs related to these acquisitions were a primary contributor to our use of cash in operating activities for fiscal 2020.

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

Impact of COVID-19

We have not experienced any material delays or payment defaults by our customers. However, a prolonged economic shutdown or downturn may lead to significant declines in billings and cash collection and result in an unfavorable impact on our financial results. See above under “Impact of COVID-19” for additional information. While we do have a Revolving Facility (as defined below), financial covenants associated with the Revolving Facility may not enable us to draw down funds as needed. We have in place a contingency plan that significantly reduces operating costs in the event that we experience liquidity issues in order to help mitigate our liquidity risk.

In April 2020, we executed a promissory note with Silicon Valley Bank in the principal amount of approximately $2,438,000 as part of the Paycheck Protection Program administered by the Small Business Administration and authorized under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. On May 6, 2020, we repaid the promissory note in full.

Bank Loan Agreements

On November 12, 2019, we entered into a Second Amended and Restated Loan and Security Agreement (“Amended Agreement”) with Silicon Valley Bank (“SVB”), which amended, restated and superseded our previous agreement with SVB in its entirety. Pursuant to the Amended Agreement, SVB made available to us a senior secured revolving line of credit of up to $6,000,000 (“Revolving Facility”) and a senior secured term loan of $6,000,000 (“Term Loan Facility”). The $6,000,000 proceeds of the Term Loan Facility were drawn in full in November 2019 and were used to fund our acquisition of Intrinsyc, which occurred in January 2020. The Revolving Facility matures on November 12, 2021. There were no borrowings on the Revolving Facility at June 30, 2020. The Term Loan Facility is repayable over a 48 month period commencing January 1, 2020. Refer to Note 6 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report, which is incorporated herein by reference, for additional information regarding our Revolving Facility and Term Loan Facility.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,		(Decrease)
	2020	2019	Increase
	(In thousands)
Net cash used in operating activities	$(2,521)	$(1,748)	$773
Net cash used in investing activities	$(13,974)	$(891)	$13,083
Net cash provided by financing activities	$5,904	$11,353	$(5,449)

Operating Activities

Cash used from operating activities during fiscal 2020 increased compared to fiscal 2019 as a result of an increase in our net loss, which was impacted during fiscal 2020 by an increase in operating expenses and acquisition-related costs for the acquisitions of Maestro and Intrinsyc. Our net loss included $6,733,000 of non-cash charges and the changes in operating assets and liabilities provided net cash of $1,484,000.

Investing Activities

Net cash used in investing activities during fiscal 2020 was driven by the acquisitions of Maestro and Intrinsyc, which used net cash of $5,073,000 and $8,329,000, respectively. We also used cash for the purchase of property and equipment, primarily related to various tooling and test equipment.

Financing Activities

For fiscal 2020, financing activities provided cash from the issuance of the Term Loan Facility for $6,000,000 with SVB as well as stock option exercises by employees. These inflows were partially offset by (i) repayments on the Term Loan Facility and (ii) withholding taxes paid related to the vesting of restricted stock units. Net cash provided by financing activities during fiscal 2019 resulted primarily from the public offering of 2,700,000 shares of common stock, which resulted in us receiving proceeds net of underwriting discounts and expenses of approximately $9,774,000.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, including structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that this information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2020 based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 30, 2020.

Exemption from Attestation Report of Independent Registered Public Accounting Firm

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only Management’s Report because we are a non-accelerated filer.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Portions of our definitive Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report, as indicated below.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth in Item 1 in the section entitled “Information About Our Executive Officers” in Part I, Item 1 of this Report, which is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to all employees, including employees of our subsidiaries, as well as each member of our Board of Directors. The code of business conduct and ethics is available at our website at www.lantronix.com under the Investor Relations-Corporate Governance section. We intend to satisfy any disclosure requirement under applicable rules of the SEC or Nasdaq Stock Market regarding an amendment to, or waiver from, a provision of this code of business conduct and ethics by posting such information on our website, at the web address specified above.

The other information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1.  Consolidated Financial Statements

The following consolidated financial statements and related Report of Independent Registered Public Accounting Firm are filed as part of this Report.

2.  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

2.1#	Share Purchase Agreement, dated July 5, 2019, by and among Lantronix Holding Company, Maestro Wireless Solutions Limited, Fargo Telecom Asia Limited and Maestro & FALCOM Holdings Limited		8-K	2.1	07/10/2019

2.2#	Arrangement Agreement, dated October 30, 2019, by and between Lantronix and Intrinsyc		8-K	2.1	11/01/2019

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8–K	3.2	11/15/2012

4.1	Description of Lantronix Common Stock		10-K	4.1	09/11/2019

10.1*	Lantronix, Inc. 2010 Inducement Equity Incentive Plan	10–Q	10.2	11/08/2010

10.2*	Form of Stock Option Agreement under the Lantronix, Inc. 2010 Inducement Equity Incentive Plan	10–Q	10.3	11/08/2010

10.3*	Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan, as Amended on November 14, 2017	8-K	99.1	11/15/2017

10.4*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan	S-8	4.3	05/09/2013

10.5*	Form of Restricted Stock Award Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan	S-8	4.4	05/09/2013

10.6*	Lantronix, Inc. 2013 Employee Stock Purchase Plan	S–8	4.1	05/09/2013

10.7*	Letter Agreement dated September 8, 2011 between Lantronix, Inc. and Jeremy Whitaker	8–K	10.1	09/26/2011

10.8*	Amendment to Offer Letter between Lantronix, Inc. and Jeremy Whitaker, dated as of November 13, 2012	8-K	99.2	11/15/2012

10.9*	Form of Indemnification Agreement entered into between Lantronix, Inc. with its directors and certain of its executive officers	8-K	10.2	06/20/2016

10.10	Lease dated January 9, 2015 between Lantronix, Inc. and The Irvine Company, LLC	8–K	99.1	01/20/2015

10.11	First Amendment to Lease Agreement dated May 7, 2020 between Lantronix, Inc. and The Irvine Company, LLC	8-K	10.1	05/12/2020

10.12*	Summary of Lantronix, Inc. Annual Bonus Program	8-K	99.1	09/08/2015

10.13*	Lantronix, Inc. Non-Employee Director Compensation Policy, as revised	8-K	99.3	09/08/2015

10.14*	Form of Inducement Stock Option Agreement by and between Lantronix, Inc. and Kevin Yoder	S–8	4.5	04/28/2016

10.15*	Offer Letter dated January 22, 2016 between Lantronix, Inc. and Kevin Yoder	10-K	10.30	08/24/2016

10.16*	Transition and Separation Agreement, dated as of January 17, 2020, by and between Lantronix, Inc. and Kevin Yoder.	8-K	10.1	01/22/2020

10.17*	Letter Agreement dated August 31, 2016 between Lantronix, Inc. and Jeremy Whitaker	8-K	10.1	09/02/2016

10.18	Lantronix, Inc. 2013 Employee Stock Purchase Plan, as amended on November 13, 2018		8-K	99.1	11/15/2018

10.19*	Offer Letter dated March 23, 2019 between Lantronix, Inc. and Paul H. Pickle		8-K	99.1	03/27/2019

10.20*	Inducement Stock Option Agreement, dated April 22, 2019, between Lantronix, Inc. and Paul H. Pickle		S–8	4.1	04/26/2019

10.21*	Inducement Restricted Stock Unit Agreement, effective as of May 1, 2019, between Lantronix, Inc. and Paul H. Pickle		S–8	4.2	04/26/2019

10.22*+	Offer Letter dated January 4, 2020, between Lantronix, Inc. and Roger Holliday	X

10.23*	Form of Inducement Stock Option Agreement		S-8	4.1	09/04/2020

10.24*	Form of Inducement Restricted Stock Unit Agreement		S-8	4.2	09/04/2020

10.25	Form of Voting Agreement		8-K	10.1	11/01/2019

10.26	Second Amended and Restated Loan and Security Agreement dated as of November 12, 2019, by and among Lantronix, Inc., Lantronix Holding Company and Silicon Valley Bank		8-K	10.1	11/14/2019

10.27	Intrinsyc Technologies Corporation Amended and Restated Incentive Stock Option Plan		10-Q	10.1	05/15/2020

10.28	Intrinsyc Technologies Corporation Restricted Share Unit Plan		10-Q	10.2	05/15/2020

21.1	Subsidiaries of Lantronix, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm, Squar Milner LLP	X

24.1	Power of Attorney (included on the signature page)	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1++	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

#	Portions of this Exhibit, including certain schedules and exhibits to this Exhibit, have been omitted in accordance with Item 601(b) of Regulation S-K. A copy of any omitted information, schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
*	Indicates management contract or compensatory plan, contract or arrangement.
+	Filed herewith
++	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTRONIX, INC.

	By:	/s/ PAUL PICKLE
Paul Pickle
President, Chief Executive Officer and Director
Date: September 11, 2020		(Principal Executive Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PAUL PICKLE	President, Chief Executive Officer and Director	September 11, 2020
Paul Pickle	(Principal Executive Officer)

/s/ JEREMY WHITAKER	Chief Financial Officer	September 11, 2020
Jeremy Whitaker	(Principal Financial and Accounting Officer)

/s/ BERNHARD BRUSCHA	Chairman of the Board	September 11, 2020
Bernhard Bruscha

/s/ BRUCE EDWARDS	Director	September 11, 2020
Bruce Edwards

/s/ MARGARET EVASHENK	Director	September 11, 2020
Margaret Evashenk

/s/ PAUL FOLINO	Director	September 11, 2020
Paul Folino

/s/ HOSHI PRINTER	Director	September 11, 2020
Hoshi Printer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Lantronix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. and its subsidiaries (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 4 to the financial statements, the Company has changed its method of accounting for leases due to the adoption of Accounting Standards Update No. 2016-02 or Topic 842. The Company adopted the new lease standard using the modified retrospective approach.

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

Irvine, California

September 11, 2020

LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30,	June 30,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$7,691	$18,282
Accounts receivable (net of allowance for doubtful accounts of $460 and $36 at June 30, 2020 and 2019, respectively)	11,411	7,388
Inventories, net	13,781	10,509
Contract manufacturers' receivable	337	1,324
Prepaid expenses and other current assets	1,290	687
Total current assets	34,510	38,190

Property and equipment, net	1,587	1,199
Goodwill	15,810	9,488
Purchased intangible assets, net	12,449	–
Other assets	3,577	67
Total assets	$67,933	$48,944

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$5,331	$4,716
Accrued payroll and related expenses	2,658	2,060
Short-term debt, net	1,472	–
Other current liabilities	6,308	4,696
Total current liabilities	15,769	11,472
Long-term debt, net	3,682	–
Other non-current liabilities	1,962	206
Total liabilities	21,413	11,678

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,231,054 and 22,811,743 shares issued and outstanding at June 30, 2020 and 2019, respectively	3	2
Additional paid-in capital	246,265	226,274
Accumulated deficit	(200,119)	(189,381)
Accumulated other comprehensive income	371	371
Total stockholders' equity	46,520	37,266
Total liabilities and stockholders' equity	$67,933	$48,944

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2020	2019
Net revenue	$59,878	$46,890
Cost of revenue	32,978	20,617
Gross profit	26,900	26,273
Operating expenses:
Selling, general and administrative	19,582	15,851
Research and development	9,691	9,079
Restructuring, severance and related charges	3,844	1,146
Acquisition-related costs	2,284	410
Impairment of long-lived asset	–	275
Amortization of purchased intangible assets	2,037	–
Total operating expenses	37,438	26,761
Loss from operations	(10,538)	(488)
Interest income (expense), net	(133)	236
Other income (expense), net	77	(15)
Loss before income taxes	(10,594)	(267)
Provision for income taxes	144	141
Net loss and comprehensive loss	$(10,738)	$(408)

Net loss per share - basic and diluted	$(0.42)	$(0.02)

Weighted-average common shares - basic and diluted	25,281	21,580

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2018	18,908	$2	$212,995	$(189,555)	$371	$23,813
Cumulative effect of accounting change (Note 2)	–	–	–	582	–	582
Shares issued pursuant to equity offering, net	2,700	–	9,774	–	–	9,774
Shares issued pursuant to stock awards, net	1,204	–	1,823	–	–	1,823
Tax withholding paid on behalf of employees for restricted shares	–	–	(189)	–	–	(189)
Share-based compensation	–	–	1,871	–	–	1,871
Net loss	–	–	–	(408)	–	(408)
Balance at June 30, 2019	22,812	2	226,274	(189,381)	371	37,266
Shares issued pursuant to stock awards, net	1,140	–	1,158	–	–	1,158
Tax withholding paid on behalf of employees for restricted shares	–	–	(379)	–	–	(379)
Share-based compensation	–	–	3,639	–	–	3,639
Issuance of shares related to acquisition	4,279	1	15,573	–	–	15,574
Net loss	–	–	–	(10,738)	–	(10,738)
Balance at June 30, 2020	28,231	$3	$246,265	$(200,119)	$371	$46,520

See accompanying notes.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2020	2019
Operating activities
Net loss	$(10,738)	$(408)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,639	1,871
Amortization of purchased intangible assets	2,037	–
Depreciation and amortization	768	464
Amortization of manufacturing profit in acquired inventory associated with acquisitions	255	–
Impairment of long-lived asset	–	275
Loss on disposal of property and equipment	16	10
Amortization of deferred debt issuance costs	18	–
Changes in operating assets and liabilities:
Accounts receivable	2,809	(1,967)
Inventories	3,365	(2,532)
Contract manufacturers' receivable	987	(675)
Prepaid expenses and other current assets	366	(224)
Other assets	1,065	(18)
Accounts payable	(2,599)	765
Accrued payroll and related expenses	349	(748)
Other liabilities	(4,858)	1,439
Net cash used in operating activities	(2,521)	(1,748)
Investing activities
Purchases of property and equipment	(572)	(891)
Cash payment for acquisitions, net of cash and cash equivalents acquired	(13,402)	–
Net cash used in investing activities	(13,974)	(891)
Financing activities
Net proceeds from issuances of common stock	1,158	11,597
Tax withholding paid on behalf of employees for restricted shares	(379)	(189)
Net proceeds from issuance of debt	5,886	–
Payment of borrowings on term loan	(750)	–
Payment of lease liabilities	(11)	(55)
Net cash provided by financing activities	5,904	11,353
Increase (decrease) in cash and cash equivalents	(10,591)	8,714
Cash and cash equivalents at beginning of year	18,282	9,568
Cash and cash equivalents at end of year	$7,691	$18,282
Supplemental disclosure of cash flow information
Interest paid	$218	$18
Income taxes paid	$101	$115

See accompanying notes.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

1.           Summary of Significant Accounting Policies

The Company

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global provider of software as a service (“SaaS”), engineering services, and hardware for Edge Computing, the Internet of Things (“IoT”), and Remote Environment Management (“REM”). Lantronix enables its customers to provide reliable and secure solutions while accelerating their time to market. Lantronix’s products and services dramatically simplify operations through the creation, development, deployment, and management of customer projects at scale while providing quality, reliability and security.

We were incorporated in California in 1989 and re-incorporated in Delaware in 2000.

Basis of Presentation

The consolidated financial statements include the accounts of Lantronix and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. At June 30, 2020, approximately $6,426,000 of our tangible assets were located outside of the United States (“U.S.”), a large portion of which was comprised of inventory held at (i) our warehouse in Canada, (ii) our third-party logistics provider in Hong Kong and (iii) our contract manufacturers in China, Malaysia and Thailand.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The industry in which we operate is characterized by rapid technological change. As a result, estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, revenue recognition, business combinations, inventory valuation, goodwill valuation, deferred income tax asset valuation allowances, share-based compensation, restructuring charges and warranty reserves. To the extent there are material differences between our estimates and actual results, future results of operations will be affected.

Impact of COVID-19

The spread of the COVID-19 virus has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. Government reactions to the public health crisis with mitigation measures have created significant uncertainties in the U.S. and global economies. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict and which may cause the actual results to differ from the estimates and assumptions we are required to make in the preparation of financial statements according to U.S. GAAP.

In order to protect our employee population and comply with local directives, most of our employees transitioned to remote working arrangements commencing in March 2020, which are still continuing through the date hereof. To facilitate the increased data traffic associated with remote access, we have upgraded some of our information technology systems. We have also made changes relating to videoconferencing by providing most of our employees with a new videoconferencing and collaboration platform to accommodate better remote collaboration and communication. To date, remote working has not had a significant adverse impact on our financial results or our operations, including, financial reporting and disclosure controls and procedures.

Reclassifications

Certain reclassifications have been made to the prior fiscal year financial information to conform to the current fiscal year presentation.

Revenue Recognition

Refer to Note 2 below for a discussion of our significant accounting policy over revenue recognition.

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. We do not have any assets or liabilities that were measured at fair value on a recurring basis, and during the fiscal years ended June 30, 2020 and 2019 we did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2020 and 2019. We did not have any other comprehensive income or losses during the fiscal years ended June 30, 2020 or 2019.

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

Inventory Sale and Purchase Transactions with Contract Manufacturers

Under certain circumstances, we sell raw materials to our contract manufacturers and subsequently repurchase finished goods from the contract manufacturers which contain such raw materials. Net sales of raw materials to the contract manufacturers are recorded on the consolidated balance sheets as contract manufacturers’ receivables and are eliminated from net revenue as we intend to repurchase the raw materials from the contract manufacturers in the form of finished goods.

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

Business Combinations

We allocate the fair value of the purchase consideration of a business acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. Acquisition-related expenses and related restructuring costs are recognized separately from the business combination and are expensed as incurred.

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

During the fourth quarter of the fiscal year ended June 30, 2020, we performed a qualitative assessment of whether goodwill impairment existed and did not determine that it was more likely that not that the fair value of our single reporting unit was less than its carrying amount.

Purchased Intangible Assets

Included within "purchased intangible assets, net" at June 30, 2020 are customer lists, developed technology, tradenames, and other intangible assets acquired in connection with various business combinations. Such capitalized costs and intangible assets are being amortized over a period of one to five years.

Long-Lived Assets and Intangible Assets

We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We estimated the future cash flows, undiscounted and without interest charges, expected to be generated by the assets from its use or eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

Restructuring Charges

We recognize costs and related liabilities for restructuring activities when they are incurred. Our restructuring charges are primarily comprised of employee separation costs, asset impairments and contract exit costs. Employee separation costs include one-time termination benefits that are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits are probable and reasonably estimable. Contract exit costs include contract termination fees and right-of-use asset impairments recognized on the date that we have vacated the premises or ceased use of the leased facilities. A liability for contract termination fees is recognized in the period in which we terminate the contract.

Advertising Expenses

Advertising expenses are recorded in the period incurred and totaled $185,000 and $118,000 for the fiscal years ended June 30, 2020 and 2019, respectively.

Segment Information

We have one operating and reportable business segment.

Recent Accounting Pronouncements

Shared-Based Compensation

On July 1, 2019, Lantronix adopted Accounting Standard Update (“ASU”) No. 2018-07 that expands the scope of existing share-based compensation guidance for employees. The standard includes share-based payment transactions for acquiring goods and services from nonemployees, whereby share-based payments to nonemployees will be measured and recorded at the fair value of the equity instruments that an entity is obligated to issue on the grant date. The adoption of the standard did not have a material impact on our financial statements.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 (“ASU 2016-02” or “Topic 842”) that revises lease accounting guidance. Most prominent among the changes in the standard is the recognition of right-of-use (“ROU”) assets and lease liabilities based on the present value of lease payments over the lease term by lessees for those leases classified as operating leases under the existing guidance.

We adopted Topic 842 on July 1, 2019 using the modified retrospective approach by applying the new standard to leases existing at the date of adoption and not restating comparative prior periods. The adoption did not have a material impact on our results of operations or cash flows. Refer to Note 4 below for additional information.

Current Expected Credit Losses

In June 2016, the FASB issued a new standard requiring financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard eliminates the threshold for initial recognition in current GAAP and reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The standard is effective beginning in the first quarter of our fiscal year 2024. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

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

We recorded Maestro’s tangible and intangible assets and liabilities based on their estimated fair values as of the Acquisition Date and allocated the remaining purchase consideration to goodwill. Our valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. During fiscal 2020 we adjusted the preliminary purchase price allocation to increase accounts receivable and inventories by $18,000 and $32,000, respectively, and to reduce certain amounts allocated to other assets, accounts payable, and other liabilities totaling $195,000, which resulted in a net offsetting decrease to goodwill of $93,000.

The purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$282
Accounts receivable	1,338
Inventories, net	1,643
Other assets	529
Purchased intangible assets	1,910
Goodwill	2,876
Accounts payable	(1,545)
Other liabilities	(1,678)
Total consideration	$5,355

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

Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. We have determined that goodwill and identifiable intangible assets related to this acquisition are deductible.

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

Acquisition of Intrinsyc

On January 16, 2020 (the “Closing Date”), we completed the acquisition of Intrinsyc Technologies Corporation (“Intrinsyc”), a company existing under the laws of British Columbia, Canada. Pursuant to the terms of the agreement, dated October 30, 2019 (the “Agreement”), by and between Lantronix and Intrinsyc, all of the outstanding common shares of Intrinsyc were acquired by Lantronix. Under the Agreement, we paid $0.50 in cash and 0.2275 of a share of our common stock for each issued and outstanding common share of Intrinsyc. Pursuant to the Agreement, we paid, in the aggregate, approximately $11,519,000 in cash and issued approximately 4,279,000 shares of Lantronix common stock to Intrinsyc shareholders. Following the acquisition, Intrinsyc shareholders owned just under 16% of the outstanding shares of Lantronix common stock. Pursuant to the Agreement, Lantronix agreed to exchange certain options to purchase Intrinsyc shares and restricted stock units (“RSUs”) for cash payments, Lantronix common stock options or RSUs or a combination thereof, as further outlined in the Agreement.

The acquisition provides us with complementary IoT computing and embedded product development capabilities and expands our IoT market opportunity.

A summary of the purchase consideration for Intrinsyc is as follows (in thousands):

Cash consideration to selling shareholders	$11,022
Cash consideration for vested equity awards	497
Share consideration	15,574
Total purchase consideration	$27,093

We recorded Intrinsyc’s tangible and intangible assets and liabilities based on their estimated fair values as of the Closing Date and allocated the remaining purchase consideration to goodwill. Our valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. During fiscal 2020 we adjusted the preliminary purchase price allocation to reduce certain amounts allocated to other assets by $18,000 and other liabilities by $21,000, which resulted in a net offsetting decrease to goodwill of $3,000.

The purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$3,190
Accounts receivable	5,524
Inventories, net	5,281
Other assets	2,606
Purchased intangible assets	12,576
Goodwill	3,446
Accounts payable	(1,552)
Other liabilities	(3,978)
Total consideration	$27,093

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

Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. We have determined that goodwill and identifiable intangible assets related to this acquisition are deductible.

Acquisition-related costs were expensed in the periods in which the costs were incurred.

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Asset Fair Value	Weighted Average Useful Life (years)
	(In thousands)
Developed technology	$2,311	5.0
Customer relationship	8,930	6.0
Order backlog	730	1.2
Non-compete agreements	370	1.0
Trademarks and trade names	235	1.0

The intangible assets are amortized on a straight-line basis over the estimated weighted-average useful lives.

Valuation Methodology

Completed technology for Maestro and order backlog for both Maestro and Intrinsyc were valued by performing a discounted cash flow analysis using the multiperiod excess earnings method. This method includes discounting the projected cash flows associated with each technology over its expected life. Projected cash flows attributable to the completed technology and order backlog were discounted to their present value at a rate commensurate with the perceived risk.

Customer relationships were valued based on the distributor method, which is a variation of the multiperiod excess earnings method, and considers the profit margin a market participant distributor would obtain in selling the related products. The useful lives of customer relationships are estimated based primarily upon customer turnover data.

Non-compete agreements were valued using a with and without method. Under this method, estimated prospective financial information (“PFI”) is calculated with the existence and ownership of an intangible asset and compared to the PFI in the absence of the ownership of the intangible asset. The after-tax differential PFI attributable to the intangible asset is then discounted to its present value.

Completed technology for Intrinsyc and trademarks and trade names for both Maestro and Intrinsyc were valued using the relief-from-royalty method. This method is an income approach that estimates the portion of a company’s earnings attributable to an asset based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying a royalty rate to the prospective revenue attributable to the intangible asset. The resulting annual royalty payments are tax-affected and then discounted to present value.

Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•	Historical performance including sales and profitability.
•	Business prospects and industry expectations.
•	Estimated economic life of asset.
•	Development of new technologies.
•	Acquisition of new customers
•	Attrition of existing customers.
•	Obsolescence of technology over time.

Supplemental Pro Forma Information (Unaudited)

The following supplemental pro forma data summarizes our results of operations for the periods presented, as if we completed the acquisitions of Maestro and Intrinsyc as of the first day of fiscal 2019. The supplemental pro forma data reports actual operating results adjusted to include the pro forma effect and timing of the impact in amortization expense of identified intangible assets, restructuring costs, the purchase accounting effect on inventories acquired, and transaction costs. In accordance with the pro forma acquisition date, we recorded in the fiscal 2019 supplemental pro forma data (i) cost of goods sold from manufacturing profit in acquired inventory of $262,000, (ii) acquisition related restructuring costs of $2,845,000 and (iii) acquisition-related costs of $2,284,000, with a corresponding reduction in the fiscal 2020 supplemental pro forma data. Additionally, we recorded $3,754,000 of amortization expense in the fiscal 2019 supplemental pro forma data, and additional amortization expense of $414,000 in the fiscal 2020 supplemental pro forma data to represent the amount related to assets that would not have been fully amortized.

Net sales related to products and services from the acquisitions of Maestro and Intrinsyc contributed approximately 33% to 38% of net sales for the fiscal year ended June 30, 2020. Post-acquisition net sales and earnings on a standalone basis are generally impracticable to determine, as on the Acquisition Date and Closing Date, we implemented a plan developed prior to the completion of the acquisitions and began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure.

Supplemental pro forma data is as follows:

	Years Ended June 30,
	2020	2019
	(In thousands, except per share amounts)
Pro forma net revenue	$73,883	$82,395
Pro forma net loss	(5,643)	(11,115)

Pro forma net loss per share:
Basic and Diluted	$(0.22)	$(0.43)

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

A significant portion of our products are sold to distributors under agreements which contain (i) limited rights to return unsold products and (ii) price adjustment provisions, both of which are accounted for as variable consideration when estimating the amount of revenue to recognize. We base our estimates for returns and price adjustments primarily on historical experience; however, we also consider contractual allowances, approved pricing adjustments and other known or anticipated returns and price adjustments in a given period. Such estimates are generally made at the time of shipment to the customer and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Our estimates of accrued variable consideration are included in other current liabilities in the accompanying consolidated balance sheets.

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

Net Revenue by Product Line and Geographic Region

We organize our products and solutions into three product lines: IoT, REM and Other. Our IoT products typically connect to one or more existing machines or are built into new industrial devices to provide network connectivity. Our REM product line includes out-of-band management, console management, power management, and IP connected keyboard-video-mouse (commonly referred to as “IPKVM”) products that provide remote access to Information Technology (“IT”) and networking infrastructure deployed in test labs, data centers, branch offices and server rooms. We categorize products that are non-focus or end-of-life as Other.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan (“APJ”).

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Years Ended June 30,
	2020	2019
	(In thousands)
IoT	$49,911	$35,299
REM	9,228	10,845
Other	739	746
	$59,878	$46,890

	Years Ended June 30,
	2020	2019
	(In thousands)
Americas	$33,279	$25,179
EMEA	15,588	14,586
APJ	11,011	7,125
	$59,878	$46,890

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Year Ended June 30,
	2020	2019

Product revenues	96%	99%
Service revenues	4%	1%

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

Deferred Revenue

Deferred revenue is primarily comprised of unearned revenue related to our extended warranty services and certain software services. These services are generally invoiced at the beginning of the contract period and revenue is recognized ratably over the service period. Current and non-current deferred revenue balances represent revenue allocated to the remaining unsatisfied performance obligations at the end of a reporting period and are respectively included in other current liabilities and other non-current liabilities in the accompanying consolidated balance sheets.

The following table presents the changes in our deferred revenue balance for the year ended June 30, 2020 (in thousands):

Balance, July 1, 2019	$486
New performance obligations	392
Performance obligations assumed from acquisitions	738
Recognition of revenue as a result of satisfying performance obligations	(792)
Balance, June 30, 2020	$824
Less: non-current portion of deferred revenue	(166)
Current portion, June 30, 2020	$658

We expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 4 years.

4.	Leases

On July 1, 2019, we adopted Topic 842 and elected the available practical expedient to recognize the cumulative effect of initially adopting the standard as an adjustment to the opening balance sheet of the period of adoption (i.e., July 1, 2019). We also elected other available practical expedients and will not separate lease components from non-lease components for office leases, or reassess historical lease classification, whether existing or expired contracts are or contain leases, or the initial direct costs for existing leases as of July 1, 2019. The consolidated balance sheets and results from operations for reporting periods beginning after July 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 840.

Adoption of the standard resulted in the recording of net operating and financing lease ROU assets and corresponding operating and financing lease liabilities of $984,000 and $1,114,000, respectively, on July 1, 2019. The adoption of the standard did not materially affect the consolidated statements of operations and had no impact on cash flows.

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

Components of lease expense and supplemental cash flow information:

Year Ended June 30,
2020
Components of lease expense	(In thousands)
Operating lease cost	$1,579
Financing lease cost	$14

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$1,131
Cash paid for amounts included in the measurement of financing lease liabilities	$11

Right-of-use assets obtained in exchange for lease obligation	$1,857

The weighted-average remaining lease term is 1.3 years. The weighted-average discount rate is 6.14 percent.

Maturities of lease liabilities as of June 30, 2020 were as follows:

Years ending June 30,	Operating	Financing
	(In thousands)
2021	$1,472	$9
2022	1,106	9
2023	376	9
2024	274	3
2025	72	–
Total remaining lease payments	3,300	30
less: imputed interest	(261)	–
Lease liability	$3,039	$30
Reported as:
Current liabilities	$1,264	$9
Non-current liabilities	$1,775	$21

The lease liabilities and ROU assets as of June 30, 2020 include leases assumed in the acquisitions of Maestro and Intrinsyc if the remaining lease term at the acquisition date was determined to exceed one year. Refer to Note 2 above for further information on the acquisitions. As of June 30, 2020, the ROU assets totaled $3,345,000 and were recorded in other assets in the consolidated balance sheet.

5.           Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,
	2020	2019
	(In thousands)
Finished goods	$7,522	$6,084
Raw materials	6,259	4,425
Inventories, net	$13,781	$10,509

Property and Equipment

The following table presents details of property and equipment:

	June 30,
	2020	2019
	(In thousands)
Computer, software and office equipment	$3,992	$3,839
Furniture and fixtures	511	450
Production, development and warehouse equipment	4,777	4,229
Construction-in-progress	–	201
Property and equipment, gross	9,280	8,719
Less accumulated depreciation	(7,693)	(7,520)
Property and equipment, net	$1,587	$1,199

Impairment of Long-Lived Asset

During the fourth quarter of the fiscal year ended June 30, 2019, we determined that the carrying value of a software platform license we had previously purchased from a third party was impaired. This asset had been recorded as part of the “Computer, software and office equipment” category in the table above. We purchased this platform and contemplated utilizing it in connection with the development of certain of our software offerings. Based on strategic changes in our product roadmap plan, along with key changes in our executive management team that occurred during the fiscal year ended June 30, 2019, we concluded that that we would not achieve future cash flows related to this asset. Accordingly, we recorded a charge of $275,000 in the accompanying consolidated statement of operations for the year ended June 30, 2019 to write off the asset’s carrying value.

Purchased Intangible Assets

The following table presents details of purchased intangible assets:

	June 30, 2020			June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$3,841	$(497)	$3,344	$–	$–	$–
Customer relationship	9,030	(726)	8,304	–	–	–
Order backlog	840	(384)	456	–	–	–
Non-compete agreements	400	(184)	216	–	–	–
Trademark and trade name	375	(246)	129	–	–	–
	$14,486	$(2,037)	$12,449	$–	$–	$–

We do not currently have any purchased intangible assets with indefinite useful lives.

As of June 30, 2020, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2021	$3,094
2022	2,240
2023	2,240
2024	2,240
2025	1,784
Thereafter	851
$12,449

Goodwill

The following table presents details of our goodwill balance:

Year Ended
June 30, 2020
(In thousands)
Balance at June 30, 2019	$9,488
Acquisition of Maestro	2,876
Acquisition of Intrinsyc	3,446
Balance at June 30, 2020	$15,810

Warranty Reserve

The following table presents details of our warranty reserve:

	Years Ended June 30,
	2020	2019
	(In thousands)
Beginning balance	$116	$99
Warranty reserve assumed from acquisition of Intrinsyc	118	–
Charged to cost of revenues	181	96
Usage	(234)	(79)
Ending balance	$181	$116

Other Liabilities

The following table presents details of our other liabilities:

	June 30,
	2020	2019
	(In thousands)
Current
Accrued variable consideration	$1,462	$1,313
Customer deposits and refunds	628	168
Accrued raw materials purchases	272	1,155
Deferred revenue	658	328
Lease liability	1,273	4
Taxes payable	395	322
Warranty reserve	181	116
Accrued operating expenses	1,439	1,290
Total other current liabilities	$6,308	$4,696

Non-current
Lease liability	$1,796	$48
Deferred revenue	166	158
Total other non-current liabilities	$1,962	$206

Computation of Net Loss per Share

The following table presents the computation of net loss per share:

	Years Ended June 30,
	2020	2019
	(In thousands, except per share data)
Numerator:
Net loss	$(10,738)	$(408)

Denominator:
Weighted-average shares outstanding - basic and diluted	25,281	21,580

Net loss per share - basic and diluted	$(0.42)	$(0.02)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2020	2019
	(In thousands)
Common stock equivalents	1,675	1,513

Severance and Related Charges

Current Fiscal Year

During the year ended June 30, 2020, we continued a plan to realign certain personnel resources to better fit our current business needs, which includes identifying cost savings and synergies to be gained from the acquisitions of Maestro and Intrinsyc. Additionally, the current year charges include costs incurred pursuant to change-in-control agreements for certain employees of Intrinsyc.

The following table presents details of the liability we recorded related to these activities:

Year Ended
June 30,
2020
(In thousands)
Beginning balance	$651
Charges	3,844
Payments	(3,880)
Ending balance	$615

The ending balance is recorded in accrued payroll and related expenses on the accompanying consolidated balance sheet at June 30, 2020.

Prior Fiscal Year

During the prior fiscal year ended June 30, 2019, we executed several plans to realign certain personnel resources to better meet our business needs. These activities resulted in total charges of approximately $1,417,000, which included $1,146,000 in severance-related costs and $271,000 in share-based compensation expense. The share-based compensation expenses are included in the applicable functional line items within the accompanying consolidated statement of operation for the year ended June 30, 2019.

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2020	2019
	(In thousands)
Share consideration for acquisition of Intrinsyc	$15,574	$–
Accrued property and equipment paid for in the subsequent period	$149	$9
Accrued stock option exercise proceeds	$–	$1

6.           Bank Loan Agreements

On November 12, 2019, we entered into a Second Amended and Restated Loan and Security Agreement (“Amended Agreement”) with Silicon Valley Bank (“SVB”), which amended, restated and superseded our previous agreement with SVB in its entirety.

Pursuant to the Amended Agreement, SVB made available to us a senior secured revolving line of credit of up to $6,000,000 (“Revolving Facility”) and a senior secured term loan of $6,000,000 (“Term Loan Facility”). Advances under the Revolving Facility may be borrowed from time to time prior to November 12, 2021, subject to the satisfaction of certain conditions, and may be used to fund our working capital and general business requirements. The $6,000,000 proceeds of the Term Loan Facility were drawn in full in November 2019 and were used to fund our acquisition of Intrinsyc, which occurred in January 2020 (refer to Note 2 above). The Revolving Facility matures on November 12, 2021. There were no borrowings on the Revolving Facility at June 30, 2020. The Term Loan Facility is repayable over a 48 month period commencing January 1, 2020.

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

The following table summarizes our outstanding debt:

	June 30,
	2020	2019
	(In thousands)
Outstanding borrowings on Term Loan Facility	$5,250	$–
Less: Unamortized debt issuance costs	(96)	–
Net Carrying amount of debt	5,154	–
Less: Current portion	(1,472)	–
Non-current portion	$3,682	$–

During the year ended June 30, 2020 we recognized $239,000 of interest expense in our consolidated statements of operations related to interest and amortization of debt issuance associated with the outstanding Term Loan Facility.

As of June 30, 2020, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows:

Years Ending June 30,
(In thousands)
2021	$1,500
2022	1,500
2023	1,500
2024	750
$5,250

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

The following table presents certain information with respect to the line of credit:

	June 30,
	2020	2019
	(In thousands)
Outstanding borrowings on the line of credit	$–	$–
Available borrowing capacity on the line of credit	$5,602	$3,842
Outstanding letters of credit	$51	$51

Our outstanding letters of credit at June 30, 2020 and 2019 were used as security deposits.

7.           Stockholders’ Equity

Stock Incentive Plans

We have stock incentive plans in effect under which non-qualified and incentive stock options to purchase shares of Lantronix common stock (“stock options”) have been granted to employees, non-employees and board members. In addition, we have previously granted restricted common stock awards (“non-vested shares”) to employees and board members under these plans. Our current stock incentive program is governed by our Amended and Restated 2010 Stock Incentive Plan (as amended, the “2010 SIP”). Shares reserved for issuance under the 2010 SIP include rollover shares, which are any shares subject to equity compensation awards granted under our previous stock plan that expire or otherwise terminate without having been exercised in full or that are forfeited or repurchased by us by virtue of their failure to vest. A maximum of 2,100,000 of such shares are eligible for rollover. The 2010 SIP authorizes awards of stock options (both non-qualified and incentive), stock appreciation rights, non-vested shares, RSUs and performance shares. New shares are issued to satisfy stock option exercises and share issuances. At June 30, 2020, approximately 1,200,000 shares remain available for issuance under the 2010 SIP. We have also granted stock options and RSUs under individual inducement award agreements.

The Compensation Committee of our board of directors determines eligibility, vesting schedules and exercise prices for stock options and shares granted under the plans. Stock options are generally granted with an exercise price equal to the market price of our common stock on the grant date. Stock options generally have a contractual term of seven to ten years. Share-based awards generally vest and become exercisable over a one to four-year service period. As of June 30, 2020, no stock appreciation rights or non-vested stock was outstanding. No income tax benefit was realized from activity in the share-based plans during the fiscal years ended June 30, 2020 and 2019.

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

The following weighted-average assumptions were used to estimate the fair value of all of our stock option grants:

	Years Ended June 30,
	2020	2019
Expected term (in years)	4.3	4.8
Expected volatility	65%	67%
Risk-free interest rate	1.56%	2.23%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity for all of our stock options:

		Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Balance of options oustanding at June 30, 2019	3,147	$2.29
Options granted	249	3.34
Options forfeited	(181)	2.35
Options expired	(84)	2.18
Options exercised	(1,076)	1.71
Balance of options outstanding at June 30, 2020	2,055	$2.72	4.3	$2,209
Options exercisable at June 30, 2020	1,339	$2.35	3.7	$1,908

The following table presents a summary of grant date fair value and intrinsic value information for all of our stock options:

	Years Ended June 30,
	2020	2019
	(In thousands, except per share data)
Weighted-average grant date fair value per share	$1.90	$2.15
Intrinsic value of options exercised	$1,850	$2,400

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

The ESPP currently operates with six month offering periods commencing on the first trading day on or after May 16 and November 16 of each year (an “Offering Period”). Common stock may be purchased under the ESPP at the end of each six-month Offering Period unless the participant withdraws or terminates employment earlier. Shares of the Company’s common stock may be purchased under the ESPP at a price not less than 85% of the lesser of the fair market value of our common stock on the first or last trading day of each Offering Period.

For purposes of measuring share-based compensation expense and calculating net income (loss) per share, we account for common stock purchase rights granted under the ESPP in the same manner as our other shared-based awards.

The per share fair value of stock purchase rights granted under the ESPP was estimated using the following weighted-average assumptions:

	Years Ended June 30,
	2020	2019
Expected term (in years)	0.5	0.5
Expected volatility	61%	79%
Risk-free interest rate	1.00%	2.45%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity under our ESPP during the fiscal year ended June 30, 2020:

Year Ended
June 30, 2020
(In thousands, except per share data)
Shares available for issuance at June 30, 2019	517
Shares issued	(113)
Shares available for issuance at June 30, 2020	404
Weighted-average purchase price per share	$2.75
Intrinsic value of ESPP shares on purchase date	$57

Restricted Stock Units

The fair value of our RSUs is based on the closing market price of our common stock on the grant date.

The following table presents a summary of activity with respect to our RSUs during the fiscal year ended June 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2019	866	$4.24
Granted	517	3.36
Forfeited	(111)	3.67
Vested	(345)	3.94
Balance of RSUs outstanding at June 30, 2020	927	$3.93

Performance Stock Units

In October 2019, we granted 975,000 RSUs with performance-based vesting requirements (“performance stock units” or “PSUs”) to certain executive employees. In February 2020, we granted an additional 70,000 PSUs with performance-based vesting requirements and vesting schedule identical to those granted in October 2019. One third of the PSUs will be eligible to vest in each of the three years beginning in fiscal 2020 if certain earnings per share, revenue targets and market conditions are met. The estimate of the grant date fair value and related share-based compensation expense of these awards included the use of a Monte Carlo simulation. The Monte Carlo simulation incorporates estimates of the potential outcomes of the market condition of these awards, which is based on the relative total shareholder return of the Company as compared to that of the Russell Microcap Index.

The following table presents a summary of activity with respect to our PSUs during the fiscal year ended June 30, 2020:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2019	–
Granted	1,045
Forfeited	(60)
Vested	–
Balance of PSUs outstanding at June 30, 2020	985

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each applicable functional line item on our consolidated statements of operations:

	Years Ended June 30,
	2020	2019
	(In thousands)
Cost of revenues	$227	$85
Selling, general and administrative	2,959	1,441
Research and development	453	345
Total share-based compensation expense	$3,639	$1,871

The following table presents a summary of the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of June 30, 2020:

	Remaining Unrecognized Compensation Expense	Remaining Weighted-Average Years to Recognize
	(In thousands)
Stock options	$1,309	2.3
RSUs	3,135	3.0
PSUs	574	2.0
Common stock purchase rights under ESPP	71	0.4

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

8.            Retirement Plan

We have a retirement savings plan (the “Plan”) to which eligible employees may elect to make contributions through salary deferrals up to 100% of their base pay, subject to limitations. We made approximately $219,000 and $155,000 in matching contributions to participants in the Plan during the fiscal years ended June 30, 2020 and 2019, respectively.

In addition, we may make discretionary profit-sharing contributions, subject to limitations. During the fiscal years ended June 30, 2020 and 2019, we made no such contributions to the Plan.

9.            Commitments and Contingencies

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows.

10.            Income Taxes

The provision for income taxes consists of the following components:

	Years Ended June 30,
	2020	2019
	(In thousands)
Current:
Federal	$(2)	$–
State	4	3
Foreign	142	138
	144	141
Deferred:
Federal	–	–
State	–	–
Foreign	–	–
Provision for income taxes	$144	$141

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2020	2019
	(In thousands)
United States	$(7,048)	$(623)
Foreign	(3,546)	356
Loss before income taxes	$(10,594)	$(267)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2020	2019
	(In thousands)
Deferred tax assets:
Tax losses and credits	$20,640	$20,158
Reserves not currently deductible	1,222	1,366
Deferred compensation	986	383
Inventory capitalization	631	481
Acquisition costs	–	91
Depreciation and amortization	790	8
Other	130	151
Gross deferred tax assets	24,399	22,638
Valuation allowance	(24,056)	(22,353)
Deferred tax assets, net	343	285
Deferred tax liabilities:
State taxes	(343)	(285)
Deferred tax liabilities	(343)	(285)
Net deferred tax assets (liabilities)	$–	$–

We have recorded a valuation allowance against our net deferred tax assets, due to uncertainties surrounding the realization of the deferred tax assets.

The following table presents a reconciliation of the provision for income taxes to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2020	2019
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(2,224)	$(56)
Increase (decrease) resulting from:
Officer compensation	–	10
Stock options	(121)	(223)
Other permanent differences	10	15
Change in valuation allowance	1,467	289
Foreign tax credit	(67)	(72)
Global intangible low-tax income inclusion	86	76
Controlled foreign corporation inclusion	4	–
Foreign tax rate variances	886	64
Other	103	38
Provision for income taxes	$144	$141

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of our net operating loss (“NOL”) carryforwards and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods. Due to the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

The following table presents our NOLs:

June 30,
2020
(In thousands)
Federal	$92,824
State	$14,560

For federal income tax purposes, our NOL carryovers generated for tax years beginning before July 1, 2018 will begin to expire in the fiscal year ending June 30, 2021. Of our federal NOLs as of June 30, 2020 in the table above, approximately $51,900,000 will expire by June 30, 2023. Pursuant to the Tax Cuts and Jobs Act (the “2017 Act”) enacted by the U.S. federal government in December 2017, for federal income tax purposes, NOL carryovers generated for our tax years beginning after June 30, 2018 can be carried forward indefinitely but will be subject to a taxable income limitation. For state income tax purposes, our NOLs began to expire in the fiscal year ended June 30, 2013.

We continue to assert that our foreign earnings are indefinitely reinvested in our overseas operations and as such, deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries. The 2017 Act created a requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (“GILTI”), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. During the fiscal years ended June 30, 2020 and 2019, we elected to treat the tax effect of GILTI as a current-period expense when incurred.

Unrecognized Tax Benefits

The following table summarizes our liability for uncertain tax positions for the fiscal year ended June 30, 2020:

Year Ended
June 30, 2020
(In thousands)
Balance as of June 30, 2019	$6,600
Change in balances related to uncertain tax positions	–
Balance as of June 30, 2020	$6,600

At June 30, 2020, we had $6,600,000 of gross unrecognized tax benefits which was recorded as a reduction to deferred tax assets, and a corresponding reduction in our valuation allowance of $6,600,000. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the fiscal years ended June 30, 2020 and 2019 we recorded an immaterial expense for interest and penalties related to income tax matters in the provision for income taxes. At June 30, 2020, we had approximately $244,000 of accrued interest and penalties related to uncertain tax positions.

At June 30, 2020, our fiscal years ended June 30, 2017 through 2020 remain open to examination by the federal taxing jurisdiction and our fiscal years ended June 30, 2016 through 2020 remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in the fiscal year ended June 30, 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred. Our fiscal years ended June 30, 2013 through 2020 remain open to examination by foreign taxing authorities. We currently do not anticipate that the amount of unrecognized tax benefits as of June 30, 2020 will significantly increase or decrease within the next 12 months.

11.           Significant Geographic, Customer and Supplier Information

The following table presents our sales within geographic regions as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended June 30,
	2020	2019
Americas	56%	54%
Europe, Middle East, and Africa	26%	31%
Asia Pacific Japan	18%	15%
Total	100%	100%

The following table presents sales to significant countries as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended June 30,
	2020	2019
U.S. and Canada	48%	54%
Germany	18%	22%
Hong Kong	6%	1%
Japan	5%	8%

Customers

The following table presents sales to our significant customers as a percentage of net revenue:

	Years Ended June 30,
	2020	2019
Top five customers (1)	36%	57%
Ingram Micro	16%	24%
Arrow	*	13%

* Less than 10%
(1) Includes Ingram Micro and Arrow for the fiscal years ended June 30, 2020 and 2019.

No other customer represented more than 10% of our annual net revenue during these fiscal years.

Related Party Transactions

We had no net revenue from related parties for the fiscal years ended June 30, 2020 and 2019.

Suppliers

We do not own or operate a manufacturing facility. All of our products are manufactured by third-party contract manufacturers and foundries primarily located in Malaysia, Thailand and China. We have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. If these suppliers are unable to provide a timely and reliable supply of components, we could experience manufacturing delays that could adversely affect our consolidated results of operations.

