Form 10-Q
period 2020-09-30
LANTRONIX INC
filed 2020-11-13
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, there were 28,590,989 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2020, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, expectations regarding the impact of the COVID-19 pandemic and other statements regarding matters that are not historical are forward-looking statements.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in Part II, Item 1A of this Report, as well as in our other public filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$7,709	$7,691
Accounts receivable, net	12,345	11,411
Inventories, net	13,888	13,781
Contract manufacturers' receivable	551	337
Prepaid expenses and other current assets	1,690	1,290
Total current assets	36,183	34,510
Property and equipment, net	1,555	1,587
Goodwill	15,810	15,810
Purchased intangible assets, net	11,567	12,449
Lease right-of-use assets	2,974	3,345
Other assets	241	232
Total assets	$68,330	$67,933

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,676	$5,331
Accrued payroll and related expenses	2,390	2,658
Short-term debt, net	1,472	1,472
Other current liabilities	6,339	6,308
Total current liabilities	16,877	15,769
Long-term debt, net	3,314	3,682
Other non-current liabilities	1,640	1,962
Total liabilities	21,831	21,413

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	246,546	246,265
Accumulated deficit	(200,421)	(200,119)
Accumulated other comprehensive income	371	371
Total stockholders' equity	46,499	46,520
Total liabilities and stockholders' equity	$68,330	$67,933

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2020	2019
Net revenue	$17,146	$12,741
Cost of revenue	8,907	6,546
Gross profit	8,239	6,195
Operating expenses:
Selling, general and administrative	4,899	4,473
Research and development	2,572	2,621
Restructuring, severance and related charges	92	749
Acquisition-related costs	–	643
Amortization of purchased intangible assets	882	144
Total operating expenses	8,445	8,630
Loss from operations	(206)	(2,435)
Interest income (expense), net	(85)	56
Other income (expense), net	39	(43)
Loss before income taxes	(252)	(2,422)
Provision for income taxes	50	48
Net loss	$(302)	$(2,470)

Net loss per share - basic and diluted	$(0.01)	$(0.11)

Weighted-average common shares - basic and diluted	28,371	22,913

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended September 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2020	28,231	$3	$246,265	$(200,119)	$371	$46,520
Shares issued pursuant to stock awards, net	354	–	167	–	–	167
Tax withholding paid on behalf of employees for restricted shares	–	–	(489)	–	–	(489)
Share-based compensation	–	–	603	–	–	603
Net loss	–	–	–	(302)	–	(302)
Balance at September 30, 2020	28,585	$3	$246,546	$(200,421)	$371	$46,499

	Three Months Ended September 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2019	22,812	$2	$226,274	$(189,381)	$371	$37,266
Shares issued pursuant to stock awards, net	226	–	145	–	–	145
Tax withholding paid on behalf of employees for restricted shares	–	–	(127)	–	–	(127)
Share-based compensation	–	–	578	–	–	578
Net loss	–	–	–	(2,470)	–	(2,470)
Balance at September 30, 2019	23,038	$2	$226,870	$(191,851)	$371	$35,392

See accompanying notes.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	September 30,
	2020	2019
Operating activities
Net loss	$(302)	$(2,470)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	603	578
Depreciation and amortization	221	147
Amortization of purchased intangible assets	882	144
Amortization of manufacturing profit in acquired inventory associated with acquisitions	7	171
Amortization of deferred debt issuance costs	7	–
Changes in operating assets and liabilities:
Accounts receivable	(934)	863
Inventories	(114)	(474)
Contract manufacturers' receivable	(214)	905
Prepaid expenses and other current assets	(400)	(304)
Other assets	362	74
Accounts payable	1,269	(381)
Accrued payroll and related expenses	(268)	279
Other liabilities	(289)	(611)
Net cash provided by (used in) operating activities	830	(1,079)

Investing activities
Purchases of property and equipment	(113)	(118)
Cash payment for acquisitions, net of cash and cash equivalents acquired	–	(5,073)
Net cash used in investing activities	(113)	(5,191)

Financing activities
Net proceeds from issuances of common stock	167	145
Tax withholding paid on behalf of employees for restricted shares	(489)	(127)
Payment of borrowings on term loan	(375)	–
Payment of lease liabilities	(2)	(2)
Net cash provided by (used in) financing activities	(699)	16

Increase in cash, cash equivalents, and restricted cash	18	(6,254)
Cash and cash equivalents at beginning of period	7,691	18,282
Cash and cash equivalents at end of period	$7,709	$12,028

See accompanying notes.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

1.	Overview, Basis of Presentation and Significant Accounting Policies

Overview

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global provider of software as a service (“SaaS”), engineering services, and hardware for Edge Computing, the Internet of Things (“IoT”), and Remote Environment Management (“REM”). Lantronix enables its customers to provide reliable and secure solutions while accelerating their time to market. Our products and services dramatically simplify operations through the creation, development, deployment, and management of customer projects at scale while providing quality, reliability and security.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2020, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, which was filed with the SEC on September 11, 2020. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at September 30, 2020, the consolidated results of our operations for the three months ended September 30, 2020 and our consolidated cash flows for the three months ended September 30, 2020. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The inputs into certain of these estimates and assumptions include the consideration of the economic impact of the COVID-19 pandemic. Actual results could differ materially from these estimates, and such differences could affect the results of operations reported in future periods. As the extent to which the COVID-19 pandemic impacts our business, operations and financial results continues to develop, many of these estimates could require increased judgement and carry a higher degree of variability and volatility, and may change materially in future periods.

The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain reclassifications have been made to the prior fiscal year financial information to conform with the current fiscal year presentation.

Recent Accounting Pronouncements

Current Expected Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard requiring financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard eliminates the threshold for initial recognition in current U.S. GAAP and reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The standard is effective for Lantronix beginning in the first quarter of our fiscal year 2024. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

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

Products

Most of our product revenue is recognized as a distinct single performance obligation when products are tendered to a carrier for delivery, which represents the point in time that our customer obtains control of the promised products. A smaller portion of our product revenue is recognized when our customer receives delivery of the promised products.

A significant portion of our products are sold to distributors under agreements which contain (i) limited rights to return unsold products and (ii) price adjustment provisions, both of which are accounted for as variable consideration when estimating the amount of revenue to recognize. We base our estimates for returns and price adjustments primarily on historical experience; however, we also consider contractual allowances, approved pricing adjustments and other known or anticipated returns and price adjustments in a given period. Such estimates are generally made at the time of shipment to the customer and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Our estimates of accrued variable consideration are included in other current liabilities in the accompanying condensed consolidated balance sheets.

Services

Revenues from our extended warranty and related services are generally recognized ratably over the applicable service period. Although not significant to date, revenues from sales of our SaaS solutions are recognized ratably over the applicable service period as well. Revenues from professional engineering services are generally recognized as services are performed.

We derive a portion of our revenues from engineering and related consulting service contracts with customers. These contracts generally include performance obligations in which control is transferred over time because the customer either simultaneously receives and consumes the benefits provided or our performance on the contract creates or enhances an asset that the customer controls. These contracts typically provide services on the following basis:

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

Performance obligations for T&M contracts qualify for the "Right to Invoice" practical expedient within the revenue guidance. Under this practical expedient, we may recognize revenue, over time, in the amount to which we have a right to invoice. In addition, we are not required to estimate variable consideration upon inception of the contract and reassess the estimate each reporting period. We have determined that this method best represents the transfer of services as, upon billing, we have a right to consideration from a customer in an amount that directly corresponds with the value to the customer of our performance completed to date.

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

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended September 30,
	2020	2019
	(In thousands)
IoT	$14,620	$10,221
REM	2,402	2,301
Other	124	219
	$17,146	$12,741

	Three Months Ended September 30,
	2020	2019
	(In thousands)
Americas	$10,929	$5,764
EMEA	2,639	4,521
Asia Pacific Japan	3,578	2,456
	$17,146	$12,741

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended September 30,
	2020	2019

Product revenues	94%	99%
Service revenues	6%	1%

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

The following table presents the changes in our deferred revenue balance for the three months ended September 30, 2020 (in thousands):

Balance, June 30, 2020	$1,460
New performance obligations	134
Recognition of revenue as a result of satisfying performance obligations	(704)
Balance, September 30, 2020	$890
Less: non-current portion of deferred revenue	(166)
Current portion, September 30, 2020	$724

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 4 years.

3.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	September 30,	June 30,
	2020	2020
	(In thousands)
Finished goods	$6,995	$7,522
Raw materials	6,893	6,259
Inventories, net	$13,888	$13,781

Other Liabilities

The following table presents details of our other liabilities:

	September 30,	June 30,
	2020	2020
	(In thousands)
Current
Accrued variable consideration	$1,395	$1,462
Customer deposits and refunds	631	628
Accrued raw materials purchases	103	272
Deferred revenue	724	658
Lease liability	1,285	1,273
Taxes payable	369	395
Warranty reserve	164	181
Accrued operating expenses	1,668	1,439
Total other current liabilities	$6,339	$6,308

Non-current
Lease liability	$1,474	$1,796
Deferred revenue	166	166
Total other non-current liabilities	$1,640	$1,962

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended
	September 30,
	2020	2019
	(In thousands, except per share data)
Numerator:
Net loss	$(302)	$(2,470)
Denominator:
Weighted-average common shares outstanding - basic and diluted	28,371	22,913

Net loss per share - basic and diluted	$(0.01)	$(0.11)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended
	September 30,
	2020	2019
	(In thousands)
Common stock equivalents	896	1,769

Purchased Intangible Assets

The following table presents details of purchased intangible assets:

	September 30, 2020			June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$3,841	$(685)	$3,156	$3,841	$(497)	$3,344
Customer relationship	9,030	(1,113)	7,917	9,030	(726)	8,304
Order backlog	840	(535)	305	840	(384)	456
Non-compete agreements	400	(280)	120	400	(184)	216
Trademark and trade name	375	(306)	69	375	(246)	129
	$14,486	$(2,919)	$11,567	$14,486	$(2,037)	$12,449

We do not currently have any purchased intangible assets with indefinite useful lives.

As of September 30, 2020, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2021 (remainder)	$2,212
2022	2,240
2023	2,240
2024	2,240
2025	1,784
Thereafter	851
$11,567

Restructuring, Severance and Related Charges

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Three Months Ended
September 30,
2020
(In thousands)
Beginning balance	$615
Charges	92
Payments	(682)
Ending balance	$25

The ending balance is recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheet at September 30, 2020.

Prior Fiscal Year

During the three months ended September 30, 2019, we continued to execute on a plan to realign certain personnel resources to better fit our current business needs, primarily related to cost savings and synergies gained from the acquisition of Maestro Wireless Solutions Limited and its subsidiaries (together, “Maestro”). These activities resulted in a total charge of approximately $749,000.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2020	2019
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$76	$83

4.	Warranty Reserve

The standard warranty periods we provide for our products typically range from one to five years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and for any known or anticipated product warranty issues.

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheet:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2020	2020
	(In thousands)
Beginning balance	$181	$116
Warranty reserve assumed from acquisition of Intrinsyc	–	118
Charged to cost of revenue	102	181
Usage	(119)	(234)
Ending balance	$164	$181

5.	Bank Loan Agreements

In November 2019, we entered into a Second Amended and Restated Loan and Security Agreement (“Amended Agreement”) with Silicon Valley Bank (“SVB”), which amended, restated and superseded our previous agreement with SVB in its entirety.

Pursuant to the Amended Agreement, SVB made available to us a senior secured revolving line of credit of up to $6,000,000 (“Revolving Facility”) and a senior secured term loan of $6,000,000 (“Term Loan Facility”). Advances under the Revolving Facility may be borrowed from time to time prior to November 12, 2021, subject to the satisfaction of certain conditions, and may be used to fund our working capital and general business requirements. The $6,000,000 proceeds of the Term Loan Facility were drawn in full in November 2019 and were used to fund our acquisition of Intrinsyc Technologies Corporation, which occurred in January 2020. The Revolving Facility matures on November 12, 2021. There were no borrowings on the Revolving Facility at September 30, 2020. The Term Loan Facility is repayable over a 48-month period, which commenced in January 2020.

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

The following table summarizes our outstanding debt:

	September 30,	June 30,
	2020	2020
	(In thousands)
Outstanding borrowings on Term Loan Facility	$4,875	5,250
Less: Unamortized debt issuance costs	(89)	(96)
Net Carrying amount of debt	4,786	5,154
Less: Current portion	(1,472)	(1,472)
Non-current portion	$3,314	3,682

During the three months ended September 30, 2020 we recognized $86,000 of interest expense in the accompanying unaudited condensed consolidated statement of operations related to interest and amortization of debt issuance associated with the outstanding Term Loan Facility.

The Amended Agreement includes a financial covenant that requires that we maintain a minimum cash balance of $3,000,000 at SVB, as measured at the end of each month. The Amended Agreement also requires that we do not exceed a maximum leverage ratio, calculated as the ratio of funded debt to the consolidated trailing 12 month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions of (i) 3.0 to 1.0 for each calendar quarter ending December 31, 2019 through and including December 31, 2020, (ii) 2.5 to 1.0 for each calendar quarter ending March 31, 2021 through and including December 31, 2021, and (iii) 2.0 to 1.0 for each calendar quarter ending after January 1, 2022. We are currently in compliance with all financial covenants.

6.	Stockholders’ Equity

Stock Incentive Plans

Our stock incentive plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance share units (“PSUs”) to certain employees, directors and consultants. As of September 30, 2020, no stock appreciation rights or non-vested stock was outstanding.

Stock Options

The following table presents a summary of activity during the three months ended September 30, 2020 with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2020	2,055	$2.72
Forfeited	(32)	1.70
Expired	(4)	0.62
Exercised	(199)	1.83
Balance of options outstanding at September 30, 2020	1,820	$2.83

Restricted Stock Units

The following table presents a summary of activity during the three months ended September 30, 2020 with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2020	927	$3.93
Granted	215	4.71
Vested	(89)	3.38
Forfeited	(14)	2.80
Balance of RSUs outstanding at September 30, 2020	1,039	$4.05

Performance Stock Units

The following table presents a summary of activity during the three months ended September 30, 2020 with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2020	985
Forfeited	(115)
Vested	(201)
Balance of PSUs outstanding at September 30, 2020	669

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (“ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions at the end of a specified purchase period. Each of our employees (including officers) is eligible to participate in our ESPP, subject to certain limitations as set forth in our ESPP.

The following table presents a summary of activity during the three months ended September 30, 2020 under our ESPP:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2020	404
Shares issued	–
Shares available for issuance at September 30, 2020	404

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended
	September 30,
	2020	2019
	(In thousands)
Cost of revenue	$58	$24
Selling, general and administrative	445	459
Research and development	100	95
Total share-based compensation expense	$603	$578

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of September 30, 2020:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$1,125	2.3
RSUs	3,795	3.3
PSUs	471	1.8
Stock purchase rights under ESPP	49	0.1
	$5,440

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

	Three Months Ended
	September 30,
	2020	2019
Effective tax rate	20%	2%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of September 30, 2020 and June 30, 2020.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2020, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

Overview

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global provider of software as a service (“SaaS”), engineering services, and hardware for Edge Computing, the Internet of Things (“IoT”), and Remote Environment Management (“REM”). We enable our customers to provide reliable and secure solutions while accelerating their time to market. Our products and services dramatically simplify operations through the creation, development, deployment, and management of customer projects at scale while providing quality, reliability and security.

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

IoT Compute

Our IoT compute products typically are embedded into a customer product, enabling advanced application functionality at the edge. Our products are designed to deliver advanced functionality and reduce time to market by leveraging our engineering expertise, engineering services, manufacturing experience, and strategic System on Chip (“SoC”) partners. Our compute products are normally embedded into new designs. These products include application processing that delivers compute to meet customer needs for data transformation, computer vision, machine learning, augmented / virtual reality, audio / video aggregation and distribution, and custom applications at the edge. Many of the products are offered with software tools intended to further accelerate our customer’s time-to-market and increase their value add. Most of our IoT compute products are pre-certified in a number of countries thereby significantly reducing our OEM customers’ regulatory certification costs and accelerating their time to market.

IoT Telematics

Our IoT telematics products are typically integrated into an OEM’s or System Integrator’s (“SI”) products. Our smart tracking devices are designed to deliver robust data logging and positional tracking functionality and reliability for supply chain and logistics solutions. Our telematics devices are designed to be flexible in the field and offer a variety of connectivity options to suit the customers’ needs across 2G, 3G, 4G, and LTE cellular networks. These power efficient products are designed to support communications across interfaces and industrial protocols for vehicle, fleet, and asset tracking and management. Many of the products are offered with software tools intended to further accelerate our customers’ time-to-market and increase their value add. Most of our IoT Telematics products are pre-certified in a number of countries thereby significantly reducing our OEM customers’ regulatory certification costs and accelerating their time to market.

Engineering Services

We leverage our engineering expertise and product development best practices to deliver high quality, innovative products, cost-effectively and on time. Our engineering services flexible business model allows for choosing turnkey product development or team augmentation for accelerating complex areas of product development such as; camera development and tuning, voice control, machine learning, artificial intelligence, computer vision, augmented / virtual reality, mechanical and radio-frequency design, thermal and power optimization, or in any specific area a customer needs assistance.

In addition to our production-ready edge computing solutions, we offer experienced multidisciplinary engineering services across complete aspects of IoT product development, including hardware engineering, software engineering, mechanical engineering, rapid prototyping, and quality assurance.

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

Recent Developments

COVID-19 Update

In response to the ongoing COVID-19 pandemic, we have taken measures to protect our employee population and comply with local directives. Most of our employees transitioned to remote working arrangements commencing in March 2020, which are continuing through the date hereof. We continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses.

Our efforts to support customer engagement through industry events, trade shows and business travel also continue to be negatively affected. Prolonged shutdowns, or additional future shutdowns and other restrictions instituted by federal, state and local governments, will likely lead to a reduction in revenue during the coming quarters. To mitigate potential revenue declines, we continue to adjust our go-to-market approach by adding more distributors and value-added resellers, who are closer to the customers and end-customers.

Our supply chain still faces challenges, as most of our manufacturing is performed in Malaysia, Thailand and China. Our contract manufacturers may experience capacity shortages if future shutdowns are implemented, although as of the date of this Report we are not aware of any issues.

Overall, in light of the changing nature and continuing uncertainty around the COVID-19 pandemic, our ability to predict the full impact of the COVID-19 pandemic on our business in future periods remains limited. The full effect of the pandemic on our business is unlikely to be fully realized, or reflected in our financial results, until future periods.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, restructuring charges, valuation of deferred income taxes, business combinations, goodwill and intangible assets and stock-based compensation. These policies are described in further detail in the Form 10-K and have not changed significantly during the three months ended September 30, 2020 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Summary

In the three months ended September 30, 2020, our net revenue increased by $4,405,000, or 34.6%, compared to the three months ended September 30, 2019. The increase in net revenue was driven by a 43.0% increase in net revenue in our IoT product line, as well as an increase of 4.4% in net revenues in our REM product line. We had a net loss of $302,000 for the three months ended September 30, 2020 compared to a net loss of $2,470,000 for the three months ended September 30, 2019. The decrease in net loss was driven by a 33.0% increase in gross profit and a 2.1% decrease in operating expenses.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
IoT	$14,620	85.3%	$10,221	80.2%	$4,399	43.0%
REM	2,402	14.0%	2,301	18.1%	101	4.4%
Other	124	0.7%	219	1.7%	(95)	(43.4%	)
	$17,146	100.0%	$12,741	100.0%	$4,405	34.6%

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Americas	$10,929	63.7%	$5,764	45.2%	$5,165	89.6%
EMEA	2,639	15.4%	4,521	35.5%	(1,882)	(41.6%	)
Asia Pacific Japan	3,578	20.9%	2,456	19.3%	1,122	45.7%
	$17,146	100.0%	$12,741	100.0%	$4,405	34.6%

IoT

Net revenue from our IoT product line for the three months ended September 30, 2020 increased in the Americas and APJ regions when compared to the three months ended September 30, 2019 due primarily to the addition of sales of products and services obtained through the acquisition of Intrinsyc Technologies Corporation (“Intrinsyc”). We also saw smaller increases in sales of (i) our XPort product family in the Americas region, (ii) our WiPort product family in the APJ region and (iii) our SGX product family, mostly in the Americas region. The overall increase in net revenues was partially offset by the exit of a low margin distribution business assumed in the acquisition of Maestro Wireless Solutions Limited and its subsidiaries (together, “Maestro”), various decreases in unit sales of some of our cellular and tracker products, as well as certain legacy product families, particularly in the EMEA region.

REM

Net revenue from our REM product line for the three months ended September 30, 2020 increased compared to the three months ended September 30, 2019 due primarily to increased unit sales of our SLC8000 product family across all regions, largely in the Americas. This was partially offset by a decrease in unit sales of our SLS product family in the EMEA region.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, declined slightly in all regions.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly from contract manufacturers, direct and indirect personnel expenses related to professional services, manufacturing overhead, inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$8,239	48.1%	$6,195	48.6%	$2,044	33.0%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended September 30, 2020 decreased compared to the three months ended September 30, 2019 due primarily to sales of products obtained through the acquisition of Intrinsyc, which typically have lower margins than the Lantronix products that existed prior to the acquisition.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,179		$2,829		$350	12.4%
Professional fees and outside services	588		507		81	16.0%
Advertising and marketing	190		169		21	12.4%
Facilities and insurance	382		310		72	23.2%
Share-based compensation	445		459		(14)	(3.1%	)
Depreciation	45		54		(9)	(16.7%	)
Other	70		145		(75)	(51.7%	)
Selling, general and administrative	$4,899	28.6%	$4,473	35.1%	$426	9.5%

Selling, general and administrative expenses for the three months ended September 30, 2020 increased when compared to the three months ended September 30, 2019 primarily due to (i) higher personnel-related costs resulting from the increased headcount assumed in the acquisition of Intrinsyc and increased variable compensation costs, and (ii) higher professional fees and outside services resulting from increased legal costs.

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

The following table presents our research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,951		$1,762		$189	10.7%
Facilities	266		265		1	0.4%
Outside services	39		243		(204)	(84.0%	)
Product certifications	66		170		(104)	(61.2%	)
Share-based compensation	100		95		5	5.3%
Other	150		86		64	74.4%
Research and development	$2,572	15.0%	$2,621	20.6%	$(49)	(1.9%	)

Research and development expenses for the three months ended September 30, 2020 decreased when compared to the three months ended September 30, 2019 primarily due to (i) lower outside services costs related to engineering consulting fees and (ii) lower product certification costs related to the timing of product development projects. These decreases were partially offset by an increase in personnel-related costs resulting from the increased headcount assumed in the acquisition of Intrinsyc and increased variable compensation costs.

Restructuring, Severance and Related Charges

During the three months ended September 30, 2020, we incurred charges of approximately $92,000 related to certain headcount reductions and restructuring of certain non-essential operations.

During the three months ended September 30, 2019, we executed on our plans to realign certain personnel resources to better fit our business needs, particularly related to cost savings and synergies from the acquisition of Maestro. These activities resulted in a total charge of approximately $749,000.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and synergies related to our acquisitions and general business operations.

Acquisition-Related Costs

During the three months ended September 30, 2019, we incurred approximately $643,000 of acquisition-related costs in connection with the acquisition of Maestro. These costs were mainly comprised of banking, legal and other professional fees.

Interest Income (Expense), Net

We earn interest on our domestic cash balance. For the three months ended September 30, 2020, we incurred net interest expense as a result of interest incurred on borrowings on our term loan.

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	September 30,	June 30,
	2020	2020	Change
	(In thousands)
Working capital	$19,306	$18,741	$565
Cash, cash equivalents, and restricted cash	$7,709	$7,691	$18

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

COVID-19 Update

We have not experienced any material delays or payment defaults by our customers as a result of the COVID-19 pandemic. However, additional economic shutdowns or a prolonged economic recovery may lead to significant declines in billings and cash collection and result in an unfavorable impact on our financial results in future periods. While we do have a credit line available, financial covenants associated with the credit line may not enable us to draw down funds as needed. We have in place a contingency plan that significantly reduces operating costs in the event that we experience liquidity issues in order to help mitigate our liquidity risk.

Bank Loan Agreements

Refer to Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of our loan agreements.

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2020	2019	Change
	(In thousands)
Net cash provided by (used in) operating activities	$830	$(1,079)	$1,909
Net cash used in investing activities	(113)	(5,191)	5,078
Net cash provided by (used in) financing activities	(699)	16	(715)

Operating Activities

Cash provided by operating activities during the three months ended September 30, 2020 increased compared to the prior year period as a result of a decrease in our net loss, which was mainly driven by an increase in our revenues and gross profit. For the three months ended September 30, 2020, our net loss included $1,720,000 of non-cash charges, while the changes in operating assets and liabilities used net cash of $588,000.

Our net accounts receivable increased by $934,000, or 8.2%, from June 30, 2020 to September 30, 2020 primarily due to the timing of our net revenues, whereby a slightly larger portion of our sales during the three months ended September 30, 2020 were made near the end of the quarter as compared to the quarter ended June 30, 2020.

Accounts payable increased by $1,345,000, or 25.2%, from June 30, 2020 to September 30, 2020 primarily due to the timing of inventory purchases and related payments to vendors.

Investing Activities

We used significantly less cash in investing activities during the three months ended September 30, 2020 than the prior year period due to the acquisition of Maestro in the prior year. The cash used during the current year period was for the purchase of certain property and equipment.

Financing Activities

Net cash used in financing activities during the three months ended September 30, 2020 was primarily the result of (i) monthly repayments on our term loan and (ii) withholding taxes paid related to the vesting of restricted stock units.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, including structured finance or special purpose entities, that have been established to facilitate off-balance sheet arrangements or for other purposes.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the COVID-19 pandemic, resulting in most of our employees working remotely for approximately the last 9 months, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Refer to Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of legal proceedings.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves numerous risks and uncertainties. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section, as well as other information contained in this Report and in our other filings with the SEC. This section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto included in Item 1 of this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Report. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or prospects could be materially harmed. In that event, the market price for our common stock could decline and you could lose all or part of your investment. In addition, risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business.

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, which was filed with the SEC on September 11, 2020.  There have been no material changes to the risks and uncertainties previously disclosed in such Annual Report on Form 10-K.

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

Beginning in March 2020, most of our employees transitioned to remote working arrangements, which are continuing through the date of this Report. While remote working has not had a significant adverse impact on our financial results or our operations to date, there can be no assurance that these arrangements will not ultimately result in lower work efficiency and productivity, which in turn may adversely affect our business. In addition, the COVID-19 pandemic has resulted in industry events, trade shows and business travel being suspended, cancelled and/or significantly curtailed. The cessation of trade shows and business travel has resulted in and could continue to result in our lead pipeline being negatively impacted, which has negatively affected and may continue to negatively affect our sales during fiscal 2021 and beyond.

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

During the three months ended September 30, 2020, we continued to dedicate significant engineering resources to our management software platform, applications, and SaaS offerings, including ConsoleFlow™. Our management has limited experience in this marketplace. These product and service offerings will be subject to significant additional risks that are not necessarily related to our hardware products. Our ability to succeed with these offerings will depend in large part on our ability to provide customers with software products and services that offer features and functionality that address the needs of particular businesses. We may face challenges and delays in the development of this product line as the marketplace for products and services evolves to meet the needs and desires of customers. We cannot provide assurances that we will be successful in operating and growing this product line.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

10.1	Lantronix, Inc. 2020 Performance Incentive Plan		8-K	10.1	11/4/2020

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

_________________

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: November 13, 2020	By:	/s/ PAUL PICKLE
Paul Pickle
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

