Form 10-Q
period 2020-12-31
LANTRONIX INC
filed 2021-02-12
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 5, 2021, there were 28,775,165 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended December 31, 2020, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, expectations regarding the impact of the COVID-19 pandemic and other statements regarding matters that are not historical are forward-looking statements.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$7,621	$7,691
Accounts receivable, net	13,298	11,411
Inventories	14,304	13,781
Contract manufacturers' receivables	646	337
Prepaid expenses and other current assets	1,622	1,290
Total current assets	37,491	34,510
Property and equipment, net	1,589	1,587
Goodwill	15,810	15,810
Purchased intangible assets, net	10,688	12,449
Lease right-of-use assets	2,599	3,345
Other assets	244	232
Total assets	$68,421	$67,933

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,472	$5,331
Accrued payroll and related expenses	2,317	2,658
Short-term debt, net	1,472	1,472
Other current liabilities	6,808	6,308
Total current liabilities	18,069	15,769
Long-term debt, net	2,946	3,682
Other non-current liabilities	1,293	1,962
Total liabilities	22,308	21,413

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	247,619	246,265
Accumulated deficit	(201,880)	(200,119)
Accumulated other comprehensive income	371	371
Total stockholders' equity	46,113	46,520
Total liabilities and stockholders' equity	$68,421	$67,933

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net revenue	$16,585	$13,228	$33,731	$25,969
Cost of revenue	9,589	6,451	18,496	12,997
Gross profit	6,996	6,777	15,235	12,972
Operating expenses:
Selling, general and administrative	4,853	4,871	9,752	9,344
Research and development	2,449	2,336	5,021	4,957
Restructuring, severance and related charges	137	354	229	1,103
Acquisition-related costs	–	353	–	996
Amortization of purchased intangible assets	879	151	1,761	295
Total operating expenses	8,318	8,065	16,763	16,695
Loss from operations	(1,322)	(1,288)	(1,528)	(3,723)
Interest income (expense), net	(82)	(16)	(167)	40
Other income (expense), net	2	(10)	41	(53)
Loss before income taxes	(1,402)	(1,314)	(1,654)	(3,736)
Provision for income taxes	57	37	107	85
Net loss	$(1,459)	$(1,351)	$(1,761)	$(3,821)

Net loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.06)	$(0.17)

Weighted-average common shares - basic and diluted	28,661	23,145	28,516	23,029

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended December 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2020	28,585	$3	$246,546	$(200,421)	$371	$46,499
Shares issued pursuant to stock awards, net	182	–	268	–	–	268
Tax withholding paid on behalf of employees for restricted shares	–	–	(86)	–	–	(86)
Share-based compensation	–	–	891	–	–	891
Net loss	–	–	–	(1,459)	–	(1,459)
Balance at December 31, 2020	28,767	$3	$247,619	$(201,880)	$371	$46,113

	Three Months Ended December 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2019	23,038	$2	$226,870	$(191,851)	$371	$35,392
Shares issued pursuant to stock awards, net	279	–	336	–	–	336
Tax withholding paid on behalf of employees for restricted shares	–	–	(37)	–	–	(37)
Share-based compensation	–	–	938	–	–	938
Net loss	–	–	–	(1,351)	–	(1,351)
Balance at December 31, 2019	23,317	$2	$228,107	$(193,202)	$371	$35,278

	Six Months Ended December 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2020	28,231	$3	$246,265	$(200,119)	$371	$46,520
Shares issued pursuant to stock awards, net	536	–	435	–	–	435
Tax withholding paid on behalf of employees for restricted shares	–	–	(575)	–	–	(575)
Share-based compensation	–	–	1,494	–	–	1,494
Net loss	–	–	–	(1,761)	–	(1,761)
Balance at December 31, 2020	28,767	$3	$247,619	$(201,880)	$371	$46,113

	Six Months Ended December 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2019	22,812	$2	$226,274	$(189,381)	$371	$37,266
Shares issued pursuant to stock awards, net	505	–	480	–	–	480
Tax withholding paid on behalf of employees for restricted shares	–	–	(163)	–	–	(163)
Share-based compensation	–	–	1,516	–	–	1,516
Net loss	–	–	–	(3,821)	–	(3,821)
Balance at December 31, 2019	23,317	$2	$228,107	$(193,202)	$371	$35,278

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended December 31,
	2020	2019
Operating activities
Net loss	$(1,761)	$(3,821)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,494	1,516
Depreciation and amortization	442	303
Amortization of purchased intangible assets	1,761	295
Amortization of manufacturing profit in acquired inventory associated with acquisitions	7	171
Amortization of deferred debt issuance costs	14	4
Changes in operating assets and liabilities:
Accounts receivable	(1,887)	(671)
Contract manufacturers' receivable	(530)	925
Inventories	(309)	951
Prepaid expenses and other current assets	(332)	(337)
Other assets	734	338
Accounts payable	1,986	(1,352)
Accrued payroll and related expenses	(341)	(61)
Other liabilities	(165)	(2,040)
Net cash provided by (used in) operating activities	1,113	(3,779)
Investing activities
Purchases of property and equipment	(289)	(280)
Cash payment for acquisition, net of cash and cash equivalents acquired	–	(5,073)
Net cash used in investing activities	(289)	(5,353)
Financing activities
Net proceeds from issuances of common stock	435	480
Tax withholding paid on behalf of employees for restricted shares	(575)	(163)
Net proceeds from issuance of debt	–	5,886
Payment of borrowings on term loan	(750)	–
Payment of lease liabilities	(4)	(6)
Net cash provided by (used in) financing activities	(894)	6,197
Increase in cash, cash equivalents, and restricted cash	(70)	(2,935)
Cash and cash equivalents at beginning of period	7,691	18,282
Cash and cash equivalents at end of period	$7,621	$15,347

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2020, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, which was filed with the SEC on September 11, 2020. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at December 31, 2020, the consolidated results of our operations for the three and six months ended December 31, 2020 and our consolidated cash flows for the six months ended December 31, 2020. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The inputs into certain of these estimates and assumptions include the consideration of the economic impact of the COVID-19 pandemic. Actual results could differ materially from these estimates, and such differences could affect the results of operations reported in future periods. As the impact of the COVID-19 pandemic continues to develop, many of these estimates could require increased judgement and carry a higher degree of variability and volatility, and may change materially in future periods.

The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

A significant portion of our products are sold to distributors under agreements which contain (i) limited rights to return unsold products and (ii) price adjustment provisions, both of which are accounted for as variable consideration when estimating the amount of revenue to recognize. We base our estimates for returns and price adjustments primarily on historical experience; however, we also consider contractual allowances, approved pricing adjustments and other known or anticipated returns and price adjustments in a given period. Such estimates are generally made at the time of shipment to the customer and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Our estimates of accrued variable consideration are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
IoT	$13,402	$11,180	$28,022	$21,401
REM	3,095	1,832	5,497	4,133
Other	88	216	212	435
	$16,585	$13,228	$33,731	$25,969

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Americas	$8,023	$5,840	$18,952	$11,604
EMEA	4,740	4,362	7,379	8,883
Asia Pacific Japan	3,822	3,026	7,400	5,482
	$16,585	$13,228	$33,731	$25,969

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Product revenues	93%	99%	93%	99%
Service revenues	7%	1%	7%	1%

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

The following table presents the changes in our deferred revenue balance for the six months ended December 31, 2020 (in thousands):

Balance, June 30, 2020	$1,460
New performance obligations	356
Recognition of revenue as a result of satisfying performance obligations	(912)
Balance, December 31, 2020	$904
Less: non-current portion of deferred revenue	(163)
Current portion, December 31, 2020	$741

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 4 years.

3.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	December 31,	June 30,
	2020	2020
	(In thousands)
Finished goods	$8,251	$7,522
Raw materials	6,053	6,259
Inventories	$14,304	$13,781

Other Liabilities

The following table presents details of our other liabilities:

	December 31,	June 30,
	2020	2020
	(In thousands)
Current
Accrued variable consideration	$1,451	$1,462
Customer deposits and refunds	796	628
Accrued raw materials purchases	110	272
Deferred revenue	741	658
Lease liability	1,292	1,273
Taxes payable	389	395
Warranty reserve	167	181
Accrued operating expenses	1,862	1,439
Total other current liabilities	$6,808	$6,308

Non-current
Lease liability	$1,130	$1,796
Deferred revenue	163	166
Total other non-current liabilities	$1,293	$1,962

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(In thousands, except per share data)
Numerator:
Net loss	$(1,459)	$(1,351)	$(1,761)	$(3,821)
Denominator:
Weighted-average common shares outstanding - basic and diluted	28,661	23,145	28,516	23,029

Net loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.06)	$(0.17)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(In thousands)
Common stock equivalents	693	1,659	917	1,726

Purchased Intangible Assets

The following table presents details of purchased intangible assets:

	December 31, 2020			June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$3,841	$(873)	$2,968	$3,841	$(497)	$3,344
Customer relationship	9,030	(1,498)	7,532	9,030	(726)	8,304
Order backlog	840	(686)	154	840	(384)	456
Non-compete agreements	400	(376)	24	400	(184)	216
Trademark and trade name	375	(365)	10	375	(246)	129
	$14,486	$(3,798)	$10,688	$14,486	$(2,037)	$12,449

We do not currently have any purchased intangible assets with indefinite useful lives.

As of December 31, 2020, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2021 (remainder)	$1,333
2022	2,240
2023	2,240
2024	2,240
2025	1,784
Thereafter	851
$10,688

Restructuring, Severance and Related Charges

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Six Months Ended
December 31,
2020
(In thousands)
Beginning balance	$615
Charges	229
Payments	(740)
Ending balance	$104

The ending balance is recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheet at December 31, 2020.

Prior Fiscal Year

During the six months ended December 31, 2019, we continued a plan to realign certain personnel resources, particularly related to identifying cost savings and synergies to be gained from the acquisition of Maestro. These activities resulted in a total charge of approximately $1,103,000.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	December 31,
	2020	2019
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$155	$133

4.	Warranty Reserve

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

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheet:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2020	2020
	(In thousands)
Beginning balance	$181	$116
Warranty reserve assumed from acquisition of Intrinsyc	–	118
Charged to cost of revenue	184	181
Usage	(198)	(234)
Ending balance	$167	$181

5.	Bank Loan Agreements

In November 2019, we entered into a Second Amended and Restated Loan and Security Agreement (“Amended Agreement”) with Silicon Valley Bank (“SVB”), which amended, restated and superseded our previous agreement with SVB in its entirety.

Pursuant to the Amended Agreement, SVB made available to us a senior secured revolving line of credit of up to $6,000,000 (“Revolving Facility”) and a senior secured term loan of $6,000,000 (“Term Loan Facility”). Advances under the Revolving Facility may be borrowed from time to time prior to November 12, 2021, subject to the satisfaction of certain conditions, and may be used to fund our working capital and general business requirements. The $6,000,000 proceeds of the Term Loan Facility were drawn in full in November 2019 and were used to fund our acquisition of Intrinsyc Technologies Corporation, which occurred in January 2020. The Revolving Facility matures on November 12, 2021. There were no borrowings on the Revolving Facility at December 31, 2020. The Term Loan Facility is repayable over a 48-month period, which commenced in January 2020.

The interest rate on the Revolving Facility floats at a rate per annum equal to the greater of the prime rate and 5.00 percent. The interest rate on the Term Loan Facility floats at a rate per annum equal to the greater of 1.00 percent above the prime rate and 6.00 percent. We may elect to repay and reborrow the amounts outstanding under the Revolving Facility at any time prior to the maturity date of the Revolving Facility without premium or penalty. We may elect to repay the Term Loan Facility at any time without premium or penalty in minimum amounts equal to at least $1,000,000. A commitment fee in the amount of $60,000 was paid to SVB on the closing date and a $10,000 anniversary fee was paid to SVB on the one-year anniversary of the effective date.

The following table summarizes our outstanding debt:

	December 31,	June 30,
	2020	2020
	(In thousands)
Outstanding borrowings on Term Loan Facility	$4,500	$5,250
Less: Unamortized debt issuance costs	(82)	(96)
Net Carrying amount of debt	4,418	5,154
Less: Current portion	(1,472)	(1,472)
Non-current portion	$2,946	$3,682

During the three and six months ended December 31, 2020 we recognized $78,000 and $162,000 of interest expense, respectively, in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of debt issuance associated with the outstanding Term Loan Facility.

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

Stock Incentive Plans

In November 2020, our stockholders voted to approve the 2020 Performance Incentive Plan (the “2020 Plan”), replacing our Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which expired in September 2020. At the 2010 Plan’s expiration date, approximately 1,097,000 shares of our common stock that remained available for award grants under the 2010 Plan became available for award grants under the 2020 Plan. An additional 2,500,000 shares our common stock are also available for award grants under the 2020 Plan. In addition, any shares of common stock subject to outstanding awards under the 2010 Plan that expire, are cancelled, or otherwise terminate after the expiration date of the 2010 Plan will be available for award grant purposes under the 2020 Plan.

Our stock incentive plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance share units (“PSUs”) to certain employees, directors and consultants. As of December 31, 2020, no stock appreciation rights or non-vested stock was outstanding.

Stock Options

The following table presents a summary of activity during the six months ended December 31, 2020 with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2020	2,055	$2.72
Granted	50	4.41
Forfeited	(37)	1.80
Expired	(10)	2.14
Exercised	(249)	1.80
Balance of options outstanding at December 31, 2020	1,809	$2.91

Restricted Stock Units

The following table presents a summary of activity during the six months ended December 31, 2020 with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2020	927	$3.93
Granted	329	4.65
Vested	(165)	3.71
Forfeited	(18)	3.02
Balance of RSUs outstanding at December 31, 2020	1,073	$4.00

Performance Stock Units

During the three months ended December 31, 2020, we granted 415,000 PSUs to certain executive employees. One third of the PSUs will be eligible to vest in each of the three years beginning in fiscal year ending June 30, 2021 if certain earnings per share and revenue targets are met.

The following table presents a summary of activity during the six months ended December 31, 2020 with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2020	985
Granted	415
Forfeited	(115)
Vested	(201)
Balance of PSUs outstanding at December 31, 2020	1,084

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (“ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions at the end of a specified purchase period. Each of our employees (including officers) is eligible to participate in our ESPP, subject to certain limitations as set forth in our ESPP.

The following table presents a summary of activity during the six months ended December 31, 2020 under our ESPP:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2020	404
Shares issued	(69)
Shares available for issuance at December 31, 2020	335

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(In thousands)
Cost of revenue	$85	$48	$143	$72
Selling, general and administrative	671	777	1,116	1,236
Research and development	135	113	235	208
Total share-based compensation expense	$891	$938	$1,494	$1,516

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of December 31, 2020:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$1,125	2.0
RSUs	3,926	2.9
PSUs	1,897	2.0
Stock purchase rights under ESPP	92	0.4
	$7,040

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Effective tax rate	4%	3%	6%	2%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2020 and June 30, 2020.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended December 31, 2020, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

Recent Developments

COVID-19 Update

In response to the ongoing COVID-19 pandemic, we have taken measures to protect our employee population and comply with local directives. Most of our employees transitioned to remote working arrangements commencing in March 2020, which are continuing through the date hereof. We continue to monitor the implications of the COVID-19 pandemic, including the emergence of new strains of the virus and the impact of vaccination efforts, on our business, as well as our customers’ and suppliers’ businesses.

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

Our supply chain still faces challenges, as most of our manufacturing is performed in Malaysia, Thailand and China. Our contract manufacturers may experience capacity shortages if future shutdowns are implemented, although as of the date of this Report we are not aware of any issues. Additionally, our supply chain may be adversely impacted by the worldwide demand for the distribution of COVID-19 vaccinations through the first half of calendar 2021.

Overall, in light of the changing nature and continuing uncertainty around the COVID-19 pandemic, our ability to predict the impact of the COVID-19 pandemic on our business in future periods remains limited. The full effect of the pandemic on our business is unlikely to be fully realized, or reflected in our financial results, until future periods.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, restructuring charges, valuation of deferred income taxes, business combinations, goodwill and intangible assets and stock-based compensation. These policies are described in further detail in the Form 10-K and have not changed significantly during the six months ended December 31, 2020 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

Summary

In the three months ended December 31, 2020, our net revenue increased by $3,357,000, or 25.4%, compared to the three months ended December 31, 2019. The increase in net revenue was driven by a 19.9% increase in net revenue in our IoT product line, as well as an increase of 68.9% in net revenues in our REM product line. We had a net loss of $1,459,000 for the three months ended December 31, 2020 compared to a net loss of $1,351,000 for the three months ended December 31, 2019. The increase in net loss was driven by a reduction in gross profit as a percentage of revenue and a 3.1% increase in operating expenses.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
IoT	$13,402	80.8%	$11,180	84.5%	$2,222	19.9%
REM	3,095	18.7%	1,832	13.8%	1,263	68.9%
Other	88	0.5%	216	1.7%	(128)	(59.3%	)
	$16,585	100.0%	$13,228	100.0%	$3,357	25.4%

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Americas	$8,023	48.4%	$5,840	44.1%	$2,183	37.4%
EMEA	4,740	28.6%	4,362	33.0%	378	8.7%
APJ	3,822	23.0%	3,026	22.9%	796	26.3%
	$16,585	100.0%	$13,228	100.0%	$3,357	25.4%

IoT

Net revenue from our IoT product line for the three months ended December 31, 2020 increased across all regions when compared to the three months ended December 31, 2019 due primarily to the addition of sales of products and services obtained through the acquisition of Intrinsyc Technologies Corporation (“Intrinsyc”). We also saw an increase in sales of our PremierWave product family in the EMEA region. The overall increase in net revenues was partially offset by the exit of a low margin distribution business assumed in the acquisition of Maestro Wireless Solutions Limited and its subsidiaries (together, “Maestro”), various decreases in unit sales of some of our cellular and tracker products, as well as certain legacy product families in the Americas and EMEA regions.

REM

Net revenue from our REM product line for the three months ended December 31, 2020 increased compared to the three months ended December 31, 2019 due primarily to increased unit sales of (i) our SLC8000 product family in the EMEA and Americas regions, (ii) our Spider product family across all regions, and (iii) our SLB product family in the Americas region.

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

The following table presents our gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$6,996	42.2%	$6,777	51.2%	$219	3.2%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended December 31, 2020 decreased compared to the three months ended December 31, 2019 due primarily to sales of products and services obtained through the acquisition of Intrinsyc, which typically have lower margins than the Lantronix products that existed prior to the acquisition.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,811		$2,707		$104	3.8%
Professional fees and outside services	539		523		16	3.1%
Advertising and marketing	218		256		(38)	(14.8%	)
Facilities and insurance	368		315		53	16.8%
Share-based compensation	671		777		(106)	(13.6%	)
Depreciation	26		53		(27)	(50.9%	)
Other	220		240		(20)	(8.3%	)
Selling, general and administrative	$4,853	29.3%	$4,871	36.8%	$(18)	(0.4%	)

Selling, general and administrative expenses for the three months ended December 31, 2020 decreased when compared to the three months ended December 31, 2019 primarily due to (i) lower share-based compensation expenses related to certain outstanding performance stock units and stock option awards and (ii) reduced advertising and marketing spending primarily due to the COVID-19 pandemic. These decreases were partially offset by higher personnel-related costs resulting from the increased headcount assumed in the acquisition of Intrinsyc and increased variable compensation costs.

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

The following table presents our research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,635		$1,555		$80	5.1%
Facilities	298		340		(42)	(12.4%	)
Outside services	96		108		(12)	(11.1%	)
Product certifications	167		99		68	68.7%
Share-based compensation	135		113		22	19.5%
Other	118		121		(3)	(2.5%	)
Research and development	$2,449	14.8%	$2,336	17.7%	$113	4.8%

Research and development expenses for the three months ended December 31, 2020 increased when compared to the three months ended December 31, 2019 primarily due to (i) an increase in personnel-related costs driven by variable compensation and higher headcount costs assumed in the acquisition of Intrinsyc and (ii) higher product certification costs related to the timing of product development projects.

Results of Operations – Six Months Ended December 31, 2020 Compared to the Six Months Ended December 31, 2019

Summary

In the six months ended December 31, 2020, our net revenue increased by $7,762,000, or 29.9%, compared to the six months ended December 31, 2019. The increase in net revenue was driven by a 30.9% increase in net revenue in our IoT product line, as well as an increase of 33.0% in net revenues in our REM product line. We had a net loss of $1,761,000 for the six months ended December 31, 2020 compared to a net loss of $3,821,000 for the six months ended December 31, 2019. The decrease in net loss was driven by a 17.4% increase in gross profit.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
IoT	$28,022	83.1%	$21,401	82.4%	$6,621	30.9%
REM	5,497	16.3%	4,133	15.9%	1,364	33.0%
Other	212	0.6%	435	1.7%	(223)	(51.3%	)
	$33,731	100.0%	$25,969	100.0%	$7,762	29.9%

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Americas	$18,952	56.2%	$11,604	44.7%	$7,348	63.3%
EMEA	7,379	21.9%	8,883	34.2%	(1,504)	(16.9%	)
APJ	7,400	21.9%	5,482	21.1%	1,918	35.0%
	$33,731	100.0%	$25,969	100.0%	$7,762	29.9%

IoT

Net revenue from our IoT product line for the six months ended December 31, 2020 increased in the Americas and APJ regions when compared to the six months ended December 31, 2019 due primarily to the addition of sales of products and services obtained through the acquisition of Intrinsyc. We also saw smaller increases in sales of (i) our XPort product family in the Americas region, (ii) our WiPort product family in the APJ region, (iii) our PremierWave product family in the EMEA region, and (iv) our XPico product family in the Americas and APJ regions. The overall increase in net revenues was partially offset by the exit of a low margin distribution business assumed in the acquisition of Maestro, various decreases in unit sales of some of our cellular and tracker products, as well as certain legacy product families, particularly in the EMEA and Americas regions.

REM

Net revenue from our REM product line for the six months ended December 31, 2020 increased compared to the six months ended December 31, 2019 due primarily to increased unit sales of (i) our SLC8000 product family, primarily in the Americas and EMEA regions, (ii) our Spider product family in the Americas and APJ regions, and (iii) our SLB product family in the Americas region.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, declined slightly in all regions.

Gross Profit

The following table presents our gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$15,235	45.2%	$12,972	50.0%	$2,263	17.4%

Gross profit as a percent of revenue (referred to as “gross margin”) for the six months ended December 31, 2020 decreased compared to the six months ended December 31, 2019 due primarily to sales of products and services obtained through the acquisition of Intrinsyc, which typically have lower margins than the Lantronix products that existed prior to the acquisition.

Selling, General and Administrative

The following table presents our selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,990		$5,536		$454	8.2%
Professional fees and outside services	1,127		1,030		97	9.4%
Advertising and marketing	408		425		(17)	(4.0%	)
Facilities and insurance	750		625		125	20.0%
Share-based compensation	1,116		1,236		(120)	(9.7%	)
Depreciation	71		107		(36)	(33.6%	)
Other	290		385		(95)	(24.7%	)
Selling, general and administrative	$9,752	28.9%	$9,344	36.0%	$408	4.4%

Selling, general and administrative expenses for the six months ended December 31, 2020 increased when compared to the six months ended December 31, 2019 primarily due to (i) higher personnel-related costs resulting from the increased headcount assumed in the acquisition of Intrinsyc and increased variable compensation costs and (ii) an increase in certain insurance costs. The overall increase was partially offset by (i) lower share-based compensation expenses related to certain outstanding performance stock units and stock option awards, and (ii) lower bad debt expense included in the “other” category above.

Research and Development

The following table presents our research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2020	Revenue	2019	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,586		$3,317		$269	8.1%
Facilities	564		605		(41)	(6.8%	)
Outside services	135		351		(216)	(61.5%	)
Product certifications	233		269		(36)	(13.4%	)
Share-based compensation	235		208		27	13.0%
Other	268		207		61	29.5%
Research and development	$5,021	14.9%	$4,957	19.1%	$64	1.3%

Research and development expenses for the six months ended December 31, 2020 increased slightly when compared to the six months ended December 31, 2019 primarily due to higher personnel-related costs resulting from the increased headcount assumed in the acquisition of Intrinsyc and increased variable compensation costs. These were mostly offset by a reduction in (i) outside services costs related to engineering consulting fees and (ii) lower product certification costs related to the timing of product development projects.

Restructuring, Severance and Related Charges

During the three and six months ended December 31, 2020, we incurred charges of approximately $137,000 and $229,000, respectively, related to certain headcount reductions and restructuring of certain non-essential operations.

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

Acquisition-Related Costs

During the six months ended December 31, 2019, we incurred approximately $996,000 of acquisition-related costs in connection with the acquisitions of Maestro and Intrinsyc. These costs were mainly comprised of banking, legal and other professional fees.

Interest Income (Expense), Net

We earn interest on our domestic cash balance. For the six months ended December 31, 2020, we incurred net interest expense as a result of interest incurred on borrowings on our term loan.

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	December 31,	June 30,
	2020	2020	Change
	(In thousands)
Working capital	$19,422	$18,741	$681
Cash, cash equivalents, and restricted cash	$7,621	$7,691	$(70)

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	December 31,
	2020	2019	Change
	(In thousands)
Net cash provided by (used in) operating activities	$1,113	$(3,779)	$4,892
Net cash used in investing activities	(289)	(5,353)	5,064
Net cash provided by (used in) financing activities	(894)	6,197	(7,091)

Operating Activities

Cash provided by operating activities during the six months ended December 31, 2020 increased compared to the prior year period as a result of a decrease in our net loss, which was mainly driven by an increase in our revenues and gross profit. For the six months ended December 31, 2020, our net loss included $3,718,000 of non-cash charges, while the changes in operating assets and liabilities used net cash of $844,000.

Our net accounts receivable increased by $1,887,000, or 16.5%, from June 30, 2020 to December 31, 2020 due to (i) the timing of our net revenues, whereby a slightly larger portion of our sales during the quarter ended December 31, 2020 were made in the latter portion of the quarter as compared to the quarter ended June 30, 2020 and (ii) the timing of certain customer payments to us.

Accounts payable increased by $2,141,000, or 40.2%, from June 30, 2020 to December 31, 2020 primarily due to the timing of our inventory purchases and related payments to vendors.

Investing Activities

We used significantly less cash in investing activities during the six months ended December 31, 2020 than the prior year period due to the acquisition of Maestro in the prior year. The cash used during the current year period was for the purchase of certain property and equipment.

Financing Activities

Net cash used in financing activities during the six months ended December 31, 2020 was primarily the result of (i) monthly repayments on our term loan and (ii) withholding taxes paid related to the vesting of restricted stock units. For the six-month period ended December 31, 2019 financing activities provided cash primarily from the issuance of a term loan for $6,000,000 with Silicon Valley Bank as well as stock option exercises and stock purchases by employees.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, including structured finance or special purpose entities, that have been established to facilitate off-balance sheet arrangements or for other purposes.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the COVID-19 pandemic, resulting in most of our employees working remotely for approximately the last 11 months, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

The COVID-19 outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States and abroad, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. The recent surge of COVID-19 cases along with potential new strains being discovered and the logistics of vaccine distribution, have resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business and the business of our suppliers, our results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.

Beginning in March 2020, most of our employees transitioned to remote working arrangements, which are continuing through the date of this Report. While remote working has not had a significant adverse impact on our financial results or our operations to date, there can be no assurance that these arrangements will not ultimately result in lower work efficiency and productivity, which in turn may adversely affect our business. In addition, the COVID-19 pandemic has resulted in industry events, trade shows and business travel being suspended, cancelled and/or significantly curtailed which has had, and could continue to have, a negative impact on our lead pipeline and our sales during fiscal 2021 and beyond..

In addition, the impact of the COVID-19 pandemic and measures to prevent its spread subject us to various risks and uncertainties that could materially adversely affect our business, results of operations and financial condition, including the following:

•	significant volatility or decreases in the demand for our products or extended sales cycles;
•	changes in customer behavior and preferences, as customers may experience financial difficulties and/or may delay orders or reduce their spending in light of COVID-19;
•	adverse impacts on our ability to distribute or deliver our products or services, including due to the negative impact of COVID-19 on air travel, as well as temporary disruptions, restrictions or closures of the facilities of our suppliers or customers and their contract manufacturers;
•	further disruptions in our contract manufacturers’ ability to manufacture our products, as some contract manufacturers and suppliers of materials used in the production of our products are located in areas more severely impacted by COVID-19, which could limit our ability to obtain sufficient materials to produce and manufacture our products; and
•	volatility in the availability of raw materials and components that our contract manufacturers purchase in China and volatility in raw material and other input costs.

The duration and extent of the COVID-19 pandemic’s effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of COVID-19, actions taken to contain COVID-19 and the impact of vaccination efforts, the emergence of new strains of the virus and any future resurgences of COVID-19 or variant strains, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business, financial condition, results of operations, and prospects as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material.

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

During the three months ended December 31, 2020, we continued to dedicate significant engineering resources to our management software platform, applications, and SaaS offerings, including ConsoleFlow™. Our management has limited experience in this marketplace. These product and service offerings will be subject to significant additional risks that are not necessarily related to our hardware products. Our ability to succeed with these offerings will depend in large part on our ability to provide customers with software products and services that offer features and functionality that address the needs of particular businesses. We may face challenges and delays in the development of this product line as the marketplace for products and services evolves to meet the needs and desires of customers. We cannot provide assurances that we will be successful in operating and growing this product line.

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

The current political landscape has introduced significant uncertainty with respect to future trade regulations and existing international trade agreements, as shown by the recent U.S.-initiated renegotiation of the North America Free Trade Agreement, and Brexit in Europe. This uncertainty includes the possibility of imposing tariffs or penalties on products manufactured outside the U.S., including the U.S. government’s institution of a 25% tariff on a range of products from China and subsequent tariffs imposed by the U.S. as well as tariffs imposed by trading partners on U.S. goods, and the potential for increased trade barriers between the UK and the European Union. The institution of trade tariffs both globally and between the U.S. and China specifically, carries the risk of negatively affecting the overall economic conditions of both China and the U.S., which could have a negative impact on us.

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

LANTRONIX, INC.

Date: February 12, 2021	By:	/s/ PAUL PICKLE
Paul Pickle
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2021	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

