Form 10-Q
period 2021-03-31
LANTRONIX INC
filed 2021-04-30
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 23, 2021, there were 28,894,082 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2021, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, expectations regarding the impact of the COVID-19 pandemic and other statements regarding matters that are not historical are forward-looking statements.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	June 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$8,277	$7,691
Accounts receivable, net	11,623	11,411
Inventories	15,079	13,781
Contract manufacturers' receivables	1,258	337
Prepaid expenses and other current assets	2,337	1,290
Total current assets	38,574	34,510
Property and equipment, net	1,442	1,587
Goodwill	15,810	15,810
Purchased intangible assets, net	9,934	12,449
Lease right-of-use assets	2,266	3,345
Other assets	243	232
Total assets	$68,269	$67,933

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,791	$5,331
Accrued payroll and related expenses	2,427	2,658
Short-term debt, net	1,472	1,472
Other current liabilities	8,033	6,308
Total current liabilities	18,723	15,769
Long-term debt, net	2,578	3,682
Other non-current liabilities	1,061	1,962
Total liabilities	22,362	21,413

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	248,600	246,265
Accumulated deficit	(203,067)	(200,119)
Accumulated other comprehensive income	371	371
Total stockholders' equity	45,907	46,520
Total liabilities and stockholders' equity	$68,269	$67,933

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net revenue	$17,108	$16,512	$50,839	$42,481
Cost of revenue	9,390	9,135	27,886	22,132
Gross profit	7,718	7,377	22,953	20,349
Operating expenses:
Selling, general and administrative	4,995	5,558	14,747	14,902
Research and development	2,519	2,724	7,540	7,681
Restructuring, severance and related charges	120	2,263	349	3,366
Acquisition-related costs	178	1,250	178	2,246
Amortization of purchased intangible assets	754	801	2,515	1,096
Total operating expenses	8,566	12,596	25,329	29,291
Loss from operations	(848)	(5,219)	(2,376)	(8,942)
Interest expense, net	(77)	(83)	(244)	(43)
Other income (expense), net	(224)	129	(183)	76
Loss before income taxes	(1,149)	(5,173)	(2,803)	(8,909)
Provision for income taxes	38	43	145	128
Net loss	$(1,187)	$(5,216)	$(2,948)	$(9,037)

Net loss per share - basic and diluted	$(0.04)	$(0.19)	$(0.10)	$(0.37)

Weighted-average common shares - basic and diluted	28,819	27,048	28,617	24,369

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended March 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	28,767	$3	$247,619	$(201,880)	$371	$46,113
Shares issued pursuant to stock awards, net	127	–	83	–	–	83
Tax withholding paid on behalf of employees for restricted shares	–	–	(145)	–	–	(145)
Share-based compensation	–	–	1,043	–	–	1,043
Net loss	–	–	–	(1,187)	–	(1,187)
Balance at March 31, 2021	28,894	$3	$248,600	$(203,067)	$371	$45,907

	Three Months Ended March 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	23,317	$2	$228,107	$(193,202)	$371	$35,278
Shares issued pursuant to stock awards, net	273	–	237	–	–	237
Tax withholding paid on behalf of employees for restricted shares	–	–	(60)	–	–	(60)
Share-based compensation	–	–	1,132	–	–	1,132
Issuance of shares related to acquisition	4,279	1	15,573	–	–	15,574
Net loss	–	–	–	(5,216)	–	(5,216)
Balance at March 31, 2020	27,869	$3	$244,989	$(198,418)	$371	$46,945

	Nine Months Ended March 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2020	28,231	$3	$246,265	$(200,119)	$371	$46,520
Shares issued pursuant to stock awards, net	663	–	518	–	–	518
Tax withholding paid on behalf of employees for restricted shares	–	–	(719)	–	–	(719)
Share-based compensation	–	–	2,536	–	–	2,536
Net loss	–	–	–	(2,948)	–	(2,948)
Balance at March 31, 2021	28,894	$3	$248,600	$(203,067)	$371	$45,907

	Nine Months Ended March 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2019	22,812	$2	$226,274	$(189,381)	$371	$37,266
Shares issued pursuant to stock awards, net	778		717	–	–	717
Tax withholding paid on behalf of employees for restricted shares	–	–	(224)	–	–	(224)
Share-based compensation	–	–	2,649	–	–	2,649
Issuance of shares related to acquisition	4,279	1	15,573	–	–	15,574
Net loss	–	–	–	(9,037)	–	(9,037)
Balance at March 31, 2020	$27,869	$3	$244,989	$(198,418)	$371	$46,945

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 31,
	2021	2020
Operating activities
Net loss	$(2,948)	$(9,037)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	2,536	2,649
Depreciation and amortization	658	535
Amortization of purchased intangible assets	2,515	1,096
Amortization of manufacturing profit in acquired inventory associated with acquisitions	7	204
Loss on disposal of property and equipment	192	–
Amortization of deferred debt issuance costs	21	4
Changes in operating assets and liabilities:
Accounts receivable	(212)	2,274
Inventories	(1,305)	1,951
Contract manufacturers' receivable	(921)	890
Prepaid expenses and other current assets	(1,047)	(327)
Other assets	1,117	679
Accounts payable	1,420	(1,645)
Accrued payroll and related expenses	(231)	1,210
Other liabilities	782	(3,918)
Net cash provided by (used in) operating activities	2,584	(3,435)
Investing activities
Purchases of property and equipment	(665)	(471)
Cash payment for acquisitions, net of cash and cash equivalents acquired	–	(13,402)
Net cash used in investing activities	(665)	(13,873)
Financing activities
Net proceeds from issuances of common stock	518	717
Tax withholding paid on behalf of employees for restricted shares	(719)	(224)
Net proceeds from issuance of debt	–	5,893
Payment of borrowings on term loan	(1,125)	(375)
Payment of lease liabilities	(7)	(8)
Net cash provided by (used in) financing activities	(1,333)	6,003
Increase in cash and cash equivalents	586	(11,305)
Cash and cash equivalents at beginning of period	7,691	18,282
Cash and cash equivalents at end of period	$8,277	$6,977

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2020, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, which was filed with the SEC on September 11, 2020. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at March 31, 2021, the consolidated results of our operations for the three and nine months ended March 31, 2021 and our consolidated cash flows for the nine months ended March 31, 2021. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

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

The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

We recognize revenue on fixed price contracts, over time, using an input method based on the proportion of our actual costs incurred (generally labor hours expended) to the total costs expected to complete the contract performance obligation. We determined that this method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed price contract performance obligation.

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

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(In thousands)
IoT	$13,661	$13,922	$41,683	$35,323
REM	3,305	2,424	8,802	6,557
Other	142	166	354	601
	$17,108	$16,512	$50,839	$42,481

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(In thousands)
Americas	$8,615	$10,126	$27,567	$21,730
EMEA	4,096	3,612	11,475	12,495
Asia Pacific Japan	4,397	2,774	11,797	8,256
	$17,108	$16,512	$50,839	$42,481

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Product revenues	91%	93%	92%	97%
Service revenues	9%	7%	8%	3%

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

The following table presents the changes in our deferred revenue balance for the nine months ended March 31, 2021 (in thousands):

Balance, June 30, 2020	$1,460
New performance obligations	580
Recognition of revenue from satisfying performance obligations	(1,065)
Balance, March 31, 2021	$975
Less: non-current portion of deferred revenue	(187)
Current portion, March 31, 2021	$788

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 4 years.

3.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	March 31,	June 30,
	2021	2020
	(In thousands)
Finished goods	$8,366	$7,522
Raw materials	6,713	6,259
Inventories	$15,079	$13,781

Other Liabilities

The following table presents details of our other liabilities:

	March 31,	June 30,
	2021	2020
	(In thousands)
Current
Accrued variable consideration	$1,732	$1,462
Customer deposits and refunds	1,213	628
Accrued raw materials purchases	267	272
Deferred revenue	788	658
Lease liability	1,273	1,273
Taxes payable	397	395
Warranty reserve	226	181
Other accrued operating expenses	2,137	1,439
Total other current liabilities	$8,033	$6,308

Non-current
Lease liability	$874	$1,796
Deferred revenue	187	166
Total other non-current liabilities	$1,061	$1,962

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(In thousands, except per share data)
Numerator:
Net loss	$(1,187)	$(5,216)	$(2,948)	$(9,037)
Denominator:
Weighted-average common shares outstanding - basic and diluted	28,819	27,048	28,617	24,369

Net loss per share - basic and diluted	$(0.04)	$(0.19)	$(0.10)	$(0.37)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(In thousands)
Common stock equivalents	745	1,487	937	1,640

Purchased Intangible Assets

The following table presents details of purchased intangible assets:

	March 31, 2021			June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$3,841	$(1,061)	$2,780	$3,841	$(497)	$3,344
Customer relationship	9,030	(1,883)	7,147	9,030	(726)	8,304
Order backlog	840	(837)	3	840	(384)	456
Non-compete agreements	400	(396)	4	400	(184)	216
Trademark and trade name	375	(375)	–	375	(246)	129
	$14,486	$(4,552)	$9,934	$14,486	$(2,037)	$12,449

We do not currently have any purchased intangible assets with indefinite useful lives.

As of March 31, 2021, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2021 (remainder)	$579
2022	2,240
2023	2,240
2024	2,240
2025	1,784
Thereafter	851
$9,934

Restructuring, Severance and Related Charges

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Nine Months Ended
March 31,
2021
(In thousands)
Beginning balance	$615
Charges	349
Payments	(928)
Ending balance	$36

The ending balance is recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheet at March 31, 2021.

Prior Fiscal Year

During the nine months ended March 31, 2020, we recorded total charges of approximately $3,365,000 related to our business realignment plans. These included identifying cost savings and synergies to be gained from the acquisitions of Maestro Wireless Solutions Limited and its subsidiaries (together, “Maestro”) and Intrinsyc Technologies Corporation (“Intrinsyc”), along with costs incurred pursuant to change-in-control agreements for certain employees of Intrinsyc.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,
	2021	2020
	(In thousands)
Share consideration for acquisition of Intrinsyc	$–	$15,574
Accrued property and equipment paid for in the subsequent period	$40	$5

4.	Warranty Reserve

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

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheet:

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2021	2020
	(In thousands)
Beginning balance	$181	$116
Warranty reserve assumed from acquisition of Intrinsyc	–	118
Charged to cost of revenue	307	181
Usage	(262)	(234)
Ending balance	$226	$181

5.	Bank Loan Agreements

In November 2019, we entered into a Second Amended and Restated Loan and Security Agreement (“Amended Agreement”) with Silicon Valley Bank (“SVB”), which amended, restated and superseded our previous agreement with SVB in its entirety.

Pursuant to the Amended Agreement, SVB made available to us a senior secured revolving line of credit of up to $6,000,000 (“Revolving Facility”) and a senior secured term loan of $6,000,000 (“Term Loan Facility”). Advances under the Revolving Facility may be borrowed from time to time prior to November 12, 2021, subject to the satisfaction of certain conditions, and may be used to fund our working capital and general business requirements. The $6,000,000 proceeds of the Term Loan Facility were drawn in full in November 2019 and were used to fund our acquisition of Intrinsyc, which occurred in January 2020. The Revolving Facility matures on November 12, 2021. There were no borrowings on the Revolving Facility at March 31, 2021. The Term Loan Facility is repayable over a 48-month period, which commenced in January 2020.

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

The following table summarizes our outstanding debt:

	March 31,	June 30,
	2021	2020
	(In thousands)
Outstanding borrowings on Term Loan Facility	$4,125	5,250
Less: Unamortized debt issuance costs	(75)	(96)
Net Carrying amount of debt	4,050	5,154
Less: Current portion	(1,472)	(1,472)
Non-current portion	$2,578	3,682

During the three and nine months ended March 31, 2021 we recognized $71,000 and $232,000 of interest expense, respectively, in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of debt issuance associated with the outstanding Term Loan Facility.

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

Our stock incentive plans permit the granting of stock options (both incentive and nonqualified stock options), restricted stock units (“RSUs”), stock appreciation rights, non-vested stock, and performance share units (“PSUs”) to certain employees, directors and consultants. As of March 31, 2021, no stock appreciation rights or non-vested stock were outstanding.

Stock Options

The following table presents a summary of activity during the nine months ended March 31, 2021 with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2020	2,055	$2.72
Granted	50	4.41
Forfeited	(37)	1.80
Expired	(16)	2.18
Exercised	(314)	1.78
Balance of options outstanding at March 31, 2021	1,738	$2.95

Restricted Stock Units

The following table presents a summary of activity during the nine months ended March 31, 2021 with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2020	927	$3.93
Granted	368	4.64
Vested	(265)	3.73
Forfeited	(28)	3.22
Balance of RSUs outstanding at March 31, 2021	1,002	$4.05

Performance Stock Units

In November 2020, we granted 415,000 PSUs to certain executive employees. One third of the PSUs will be eligible to vest in each of the three years beginning with the fiscal year ending June 30, 2021 if certain earnings per share and revenue targets are met.

The following table presents a summary of activity during the nine months ended March 31, 2021 with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2020	985
Granted	415
Forfeited	(115)
Vested	(201)
Balance of PSUs outstanding at March 31, 2021	1,084

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (“ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions at the end of a specified purchase period. Each of our employees (including officers) is eligible to participate in our ESPP, subject to certain limitations as set forth in our ESPP.

The following table presents a summary of activity during the nine months ended March 31, 2021 under our ESPP:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2020	404
Shares issued	(69)
Shares available for issuance at March 31, 2021	335

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(In thousands)
Cost of revenue	$70	$70	$212	$142
Selling, general and administrative	803	939	1,919	2,176
Research and development	170	123	405	331
Total share-based compensation expense	$1,043	$1,132	$2,536	$2,649

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of March 31, 2021:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$992	1.8
RSUs	3,678	2.7
PSUs	1,428	1.8
Stock purchase rights under ESPP	44	0.1
	$6,142

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Effective tax rate	3%	1%	5%	1%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2021 and June 30, 2020.

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

9.	Subsequent Events

Securities Purchase Agreement

On April 28, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Communications Systems, Inc., a Minnesota corporation (“CSI”), pursuant to which we agreed to purchase from CSI the Transition Networks and Net2Edge businesses of CSI (the “Transaction”). The Transaction will be effected by the sale to Lantronix of all outstanding shares of the common stock of Transition Networks. Inc. (“TNI”) and all of the outstanding ordinary shares of Transition Networks Europe Limited, both wholly-owned subsidiaries of CSI, (such securities, collectively, the “TN Securities” and such entity, together with TNI, the “TN Companies”) for an aggregate purchase price of up to $32,027,566, consisting of (i) $25,027,566 in cash, payable at closing, plus (ii) earnout payments of up to $7,000,000 (the “Earnout Amount”), payable following two successive 180-day intervals after the closing of the transaction based on revenue targets for the business of the TN Companies as specified in the Purchase Agreement, subject to certain adjustments and allocations as further described in the Purchase Agreement.

The Transaction is subject to customary closing conditions and CSI shareholder approval, and is expected to close in June or July of 2021.

The Purchase Agreement contains certain termination rights for each of CSI and Lantronix, and further provides that, upon termination of the Purchase Agreement, under specified circumstances, CSI may be required to pay Lantronix a termination fee of $875,000.

Concurrently with the closing of the Purchase Agreement, CSI and Lantronix will enter in a Transition Services Agreement under which CSI will perform administrative and IT services, and lease office, warehouse and production space to Lantronix for the transferred businesses for a period of up to twelve months.

Financing Arrangements

First Lien Commitment Letter

On April 28, 2021, we entered into a letter agreement (the “First Lien Commitment Letter”) with SVB, pursuant to which SVB committed to provide up to $20,000,000 in senior secured credit facilities (the “Senior Credit Facilities”), consisting of a term loan facility of $17,500,000 and a revolving credit facility of up to $2,500,000. The proceeds of the Senior Credit Facilities may be used to refinance the outstanding obligations of Lantronix and Lantronix Holding Company, a Delaware corporation and wholly-owned subsidiary of Lantronix (“Holdings”), owing to SVB under our existing Amended Agreement, to fund the purchase price payable pursuant to the Purchase Agreement, to pay related fees and expenses, and for working capital and general corporate purposes.

The Senior Credit Facilities would mature on the fourth anniversary of the closing date of the Senior Credit Facilities (which is expected to occur concurrently with the transactions contemplated by the Purchase Agreement).

Borrowings under the Senior Credit Facilities would bear interest at LIBOR plus a margin that ranges from 3.00% to 4.00% depending on the total leverage of Lantronix and its subsidiaries, subject to a LIBOR floor of 0.50%.

The Senior Credit Facilities would require us to comply with a maximum gross senior leverage ratio, a minimum fixed charge coverage ratio and a minimum liquidity test. In addition, the Senior Credit Facilities are expected to contain customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The Senior Credit Facilities are also expected to include a number of events of default, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults and material judgment defaults.

Second Lien Commitment Letter

On April 28, 2021, we entered into a letter agreement (the “Second Lien Commitment Letter”) with SVB Innovation Credit Fund VIII, L.P. (“SVBCF”), pursuant to which SVBCF committed to provide a $12,000,000 second lien term loan (the “Second Lien Term Loan Facility”). The proceeds of the Second Lien Term Loan Facility may be used to fund the purchase price payable pursuant to the Purchase Agreement, to pay related fees and expenses, and for working capital and general corporate purposes.

The principal amount outstanding under the Second Lien Term Loan Facility would bear interest at LIBOR plus a 9.0%, subject to a 1.0% LIBOR floor.

The Second Lien Term Loan Facility would be payable on an interest-only basis until the outstanding obligations under the Senior Credit Facilities are paid in full. Thereafter, the Second Lien Term Loan Facility would amortize 10% per year, payable quarterly together with accrued interest, and mature 54 months after the closing date of the Second Lien Term Loan Facility (which is expected to occur concurrently with the transactions contemplated by the Purchase Agreement).

The Second Lien Term Loan Facility would require us to comply with certain financial covenants and restrictions similar to those described above related to the First Lien Commitment Letter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2021, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

The following product families are included in our REM product line: SLB™, SLC™8000, Spider™, ConsoleFlow, and EMG™.

Other

We categorize products that are non-focus or end-of-life as Other. Our Other product line includes non-focus products such as the xPrintServer®. In addition, this product line includes end-of-life versions of our MatchPort®, SLC™, SLP™, xPress Pro, xSenso®, PremierWave® XN, and WiBox product families.

Recent Developments

COVID-19 Update

In response to the ongoing COVID-19 pandemic, we have taken measures to protect our employee population and comply with local directives. Most of our employees transitioned to remote working arrangements commencing in March 2020, which are continuing through the date hereof. We continue to monitor the implications of the COVID-19 pandemic, including the emergence of new strains of the virus and the impact of ongoing vaccination efforts, on our business, as well as our customers’ and suppliers’ businesses.

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

Our supply chain still faces challenges, as most of our manufacturing is performed in Malaysia, Thailand and China. We have recently experienced an increase in costs of components for certain products as well as increased freight costs. These and other factors have contributed to recent delays in shipments to some customers. Additionally, our supply chain may be further adversely impacted by the worldwide demand for the distribution of COVID-19 vaccinations through at least the first half of calendar 2021.

Overall, in light of the changing nature and continuing uncertainty around the COVID-19 pandemic, our ability to predict the impact of the COVID-19 pandemic on our business in future periods remains limited. The effects of the pandemic on our business are unlikely to be fully realized, or reflected in our financial results, until future periods.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, restructuring charges, valuation of deferred income taxes, business combinations, goodwill and intangible assets and stock-based compensation. These policies are described in further detail in the Form 10-K and have not changed significantly during the nine months ended March 31, 2021 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Summary

In the three months ended March 31, 2021, our net revenue increased by $596,000, or 3.6%, compared to the three months ended March 31, 2020. The increase in net revenue was driven by a 36.3% increase in net revenue in our REM product line, partially offset by a decrease of 1.9% in net revenue in our IoT product line. We had a net loss of $1,187,000 for the three months ended March 31, 2021 compared to a net loss of $5,216,000 for the three months ended March 31, 2020. The decrease in net loss was driven by a 32.0% reduction in operating expenses as well as an increase in gross profit as a percentage of revenue.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
IoT	$13,661	79.9%	$13,922	84.3%	$(261)	(1.9%	)
REM	3,305	19.3%	2,424	14.7%	881	36.3%
Other	142	0.8%	166	1.0%	(24)	(14.5%	)
	$17,108	100.0%	$16,512	100.0%	$596	3.6%

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Americas	$8,615	50.4%	$10,126	61.3%	$(1,511)	(14.9%	)
EMEA	4,096	23.9%	3,612	21.9%	484	13.4%
APJ	4,397	25.7%	2,774	16.8%	1,623	58.5%
	$17,108	100.0%	$16,512	100.0%	$596	3.6%

IoT

Net revenue from our IoT product line for the three months ended March 31, 2021 decreased compared to the three months ended March 31, 2020 primarily due to the exit of a low margin distribution business assumed in the acquisition of Maestro, as well as various decreases in unit sales of some of our cellular and tracker products, primarily in the EMEA region. The overall decrease in net revenues was partially offset by an increase in unit sales of our xPico product family in the APJ and Americas regions as well as an increase in our engineering services revenue business.

REM

Net revenue from our REM product line for the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020 due primarily to increased unit sales of our SLC8000 product family in the Americas and APJ regions.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, declined slightly in the Americas and APJ regions.

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

The following table presents our gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$7,718	45.1%	$7,377	44.7%	$341	4.6%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended March 31, 2021 increased slightly compared to the three months ended March 31, 2020 due primarily to product mix whereby we saw stronger sales of some of our higher margin product families during the current year quarter.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,948		$3,254		$(306)	(9.4%	)
Professional fees and outside services	628		512		116	22.7%
Advertising and marketing	242		227		15	6.6%
Facilities and insurance	330		393		(63)	(16.0%	)
Share-based compensation	803		939		(136)	(14.5%	)
Other	44		233		(189)	(81.1%	)
Selling, general and administrative	$4,995	29.2%	$5,558	33.7%	$(563)	(10.1%	)

Selling, general and administrative expenses for the three months ended March 31, 2021 decreased when compared to the three months ended March 31, 2020 primarily due (i) to reduced personnel-related expenses related to reductions in headcount as we realized certain synergies related to the acquisitions of Intrinsyc and Maestro, (ii) lower share-based compensation expenses related to certain outstanding performance stock units and stock option awards, and (iii) lower depreciation and other miscellaneous costs included in the “Other” category in the table above.

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

The following table presents our research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$1,724		$1,863		$(139)	(7.5%	)
Facilities	363		304		59	19.4%
Outside services	3		121		(118)	(97.5%	)
Product certifications	125		204		(79)	(38.7%	)
Share-based compensation	170		123		47	38.2%
Other	134		109		25	22.9%
Research and development	$2,519	14.7%	$2,724	16.5%	$(205)	(7.5%	)

Research and development expenses for the three months ended March 31, 2021 decreased when compared to the three months ended March 31, 2020 primarily due to (i) a decrease in personnel-related costs driven by a reduction in headcount as we have realized certain synergies related to the acquisition of Intrinsyc and (ii) lower outside services costs primarily related to the timing of product development projects requiring outsourced engineering services.

Results of Operations – Nine Months Ended March 31, 2021 Compared to the Nine Months Ended March 31, 2020

Summary

In the nine months ended March 31, 2021, our net revenue increased by $8,358,000, or 19.7%, compared to the nine months ended March 31, 2020. The increase in net revenue was driven by a 18.0% increase in net revenue in our IoT product line, as well as an increase of 34.2% in net revenues in our REM product line. We had a net loss of $2,948,000 for the nine months ended March 31, 2021 compared to a net loss of $9,037,000 for the nine months ended March 31, 2020. The decrease in net loss was driven by a 12.8% increase in gross profit as well as a 13.5% decrease in operating expenses.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
IoT	$41,683	82.0%	$35,323	83.2%	$6,360	18.0%
REM	8,802	17.3%	6,557	15.4%	2,245	34.2%
Other	354	0.7%	601	1.4%	(247)	(41.1%	)
	$50,839	100.0%	$42,481	100.0%	$8,358	19.7%

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Americas	$27,567	54.2%	$21,730	51.2%	$5,837	26.9%
EMEA	11,475	22.6%	12,495	29.4%	(1,020)	(8.2%	)
APJ	11,797	23.2%	8,256	19.4%	3,541	42.9%
	$50,839	100.0%	$42,481	100.0%	$8,358	19.7%

IoT

Net revenue from our IoT product line for the nine months ended March 31, 2021 increased in the Americas and APJ regions when compared to the nine months ended March 31, 2020 due primarily to the addition of sales of products and services obtained through the acquisition of Intrinsyc. We also saw smaller increases in unit sales of (i) our XPico product family in the APJ and Americas regions, (ii) our PremierWave product family in the EMEA region, (iii) our XPort product family in the Americas region, and (iv) our XDirect product family in the Americas region. The overall increase in net revenues was partially offset by the exit of a low margin distribution business assumed in the acquisition of Maestro and various decreases in unit sales of some of our cellular and tracker products, as well as certain legacy product families, particularly in the EMEA and Americas regions.

REM

Net revenue from our REM product line for the nine months ended March 31, 2021 increased compared to the nine months ended March 31, 2020 due primarily to increased unit sales of (i) our SLC8000 product family across all regions, (ii) our Spider product family in the Americas and APJ regions, and (iii) our SLB product family in the Americas region.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, declined slightly in all regions.

Gross Profit

The following table presents our gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$22,953	45.1%	$20,349	47.9%	$2,604	12.8%

Gross profit as a percent of revenue (referred to as “gross margin”) for the nine months ended March 31, 2021 decreased compared to the nine months ended March 31, 2020 due primarily to sales of products and services obtained through the acquisition of Intrinsyc, which typically have lower margins than the Lantronix products that existed prior to the acquisition.

Selling, General and Administrative

The following table presents our selling, general and administrative expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$8,938		$8,790		$148	1.7%
Professional fees and outside services	1,755		1,542		213	13.8%
Advertising and marketing	650		652		(2)	(0.3%	)
Facilities and insurance	1,080		1,018		62	6.1%
Share-based compensation	1,919		2,176		(257)	(11.8%	)
Other	405		724		(319)	(44.1%	)
Selling, general and administrative	$14,747	29.0%	$14,902	35.1%	$(155)	(1.0%	)

Selling, general and administrative expenses for the nine months ended March 31, 2021 decreased slightly when compared to the nine months ended March 31, 2020 primarily due to (i) higher professional fees and outside services expenses resulting from the timing of certain legal and accounting projects and (ii) slightly higher personnel-related costs in our sales team, along with variable compensation costs. The overall decrease was mostly offset by (i) lower share-based compensation expenses related to certain outstanding performance stock units and stock option awards and (ii) lower bad debt and depreciation expenses included in the “Other” category in the table above.

Research and Development

The following table presents our research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,310		$5,180		$130	2.5%
Facilities	927		909		18	2.0%
Outside services	138		472		(334)	(70.8%	)
Product certifications	358		473		(115)	(24.3%	)
Share-based compensation	405		331		74	22.4%
Other	402		316		86	27.2%
Research and development	$7,540	14.8%	$7,681	18.1%	$(141)	(1.8%	)

Research and development expenses for the nine months ended March 31, 2021 decreased slightly when compared to the nine months ended March 31, 2020 primarily due to a reduction in (i) outside services costs related to engineering consulting fees and (ii) lower product certification costs due to the timing of various product development projects.

Restructuring, Severance and Related Charges

During the three and nine months ended March 31, 2021, we incurred charges of approximately $120,000 and $349,000, respectively, related to headcount reductions and restructuring of certain non-essential operations.

During the nine months ended March 31, 2020, we continued a plan to realign certain personnel resources to better fit our current business needs, particularly as it relates to identifying cost savings and synergies to be gained from the acquisition of Maestro and Intrinsyc. These activities resulted in total charges of approximately $2,263,000 and $7,681,000 for the three and nine months ended March 31, 2020, respectively.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and synergies related to our acquisitions and general business operations.

Acquisition-Related Costs

During the three and nine months ended March 31, 2021, we incurred approximately $178,000 in banking and legal costs related to current acquisition targets.

During the nine months ended March 31, 2020, we incurred approximately $2,246,000 of acquisition-related costs in connection with the acquisitions of Maestro and Intrinsyc. These costs were mainly comprised of banking, legal and other professional fees.

Interest Income (Expense), Net

We earn interest on our domestic cash balance. For the nine months ended March 31, 2021, we incurred net interest expense as a result of interest incurred on borrowings on our term loan.

Other Income (Expense), Net

During the three months ended March 31, 2021, we incurred a loss on the disposal of certain manufacturing equipment of approximately $192,000. Otherwise, our other income (expense), net, is comprised primarily of foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

Provision for Income Taxes

Refer to Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion regarding our provision for income taxes.

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	March 31,	June 30,
	2021	2020	Change
	(In thousands)
Working capital	$19,851	$18,741	$1,110
Cash, cash equivalents, and restricted cash	$8,277	$7,691	$586

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

COVID-19 Update

We have not experienced any material delays or payment defaults by our customers as a result of the COVID-19 pandemic. However, additional economic shutdowns or a prolonged economic recovery may lead to declines in billings and cash collection and result in an unfavorable impact on our financial results in future periods. While we do have a credit line available, financial covenants associated with the credit line may not enable us to draw down funds as needed. We have in place a contingency plan that significantly reduces operating costs in the event that we experience liquidity issues in order to help mitigate our liquidity risk.

Bank Loan Agreements

Refer to Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of our loan agreements.

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,
	2021	2020	Change
	(In thousands)
Net cash provided by (used in) operating activities	$2,584	$(3,435)	$6,019
Net cash used in investing activities	(665)	(13,873)	13,208
Net cash provided by (used in) financing activities	(1,333)	6,003	(7,336)

Operating Activities

Cash provided by operating activities during the nine months ended March 31, 2021 increased compared to the prior year period as a result of a decrease in our net loss, which was mainly driven by an increase in our revenues and gross profit combined with a decrease in our operating expenses. For the nine months ended March 31, 2021, our net loss included $5,929,000 of non-cash charges, while the changes in operating assets and liabilities used net cash of $397,000.

Our net inventories increased by $1,298,000, or 9.4%, from June 30, 2020 to March 31, 2021 as we have increased our stocks for lead time and supply constraints, particularly due to the COVID-19 pandemic over the last year.

Accounts payable increased by $1,460,000, or 27.4%, from June 30, 2020 to March 31, 2021 primarily due to the increase and timing of our inventory purchases and related payments to vendors.

Investing Activities

We used significantly less cash in investing activities during the nine months ended March 31, 2021 than the prior year period due to the acquisitions of Maestro and Intrinsyc in the prior year. The cash used during the current year period was for the purchase of certain property and equipment.

Financing Activities

Net cash used in financing activities during the nine months ended March 31, 2021 was primarily the result of (i) monthly repayments on our term loan and (ii) withholding taxes paid related to the vesting of restricted stock units. For the nine-month period ended March 31, 2020 financing activities provided cash from the issuance of a term loan for $6,000,000 with Silicon Valley Bank as well as stock option exercises and stock purchases by employees.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the COVID-19 pandemic, resulting in most of our employees working remotely since March 2020, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

The COVID-19 outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States and abroad, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. The recent surge of COVID-19 cases, along with the spread of new strains and the logistics of vaccine distribution, have resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business and the business of our suppliers, our results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.

Beginning in March 2020, most of our employees transitioned to remote working arrangements, which are continuing through the date of this Report. While remote working has not had a significant adverse impact on our financial results or our operations to date, there can be no assurance that these arrangements will not ultimately result in lower work efficiency and productivity, which in turn may adversely affect our business. In addition, the COVID-19 pandemic has resulted in industry events, trade shows and business travel being suspended, cancelled and/or significantly curtailed which has had, and could continue to have, a negative impact on our lead pipeline and our sales during fiscal 2021 and beyond.

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

The duration and extent of the COVID-19 pandemic’s effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of COVID-19, actions taken to contain COVID-19 and the timing, distribution, public acceptance and efficacy of vaccines and other treatments, the emergence of new strains of the virus and any future resurgences of COVID-19 or variant strains, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business, financial condition, results of operations, and prospects as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material.

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

During the three months ended March 31, 2021, we continued to dedicate significant engineering resources to our management software platform, applications, and SaaS offerings, including ConsoleFlow™. Our management has limited experience in this marketplace. These product and service offerings will be subject to significant additional risks that are not necessarily related to our hardware products. Our ability to succeed with these offerings will depend in large part on our ability to provide customers with software products and services that offer features and functionality that address the needs of particular businesses. We may face challenges and delays in the development of this product line as the marketplace for products and services evolves to meet the needs and desires of customers. We cannot provide assurances that we will be successful in operating and growing this product line.

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

LANTRONIX, INC.

Date: April 30, 2021	By:	/s/ PAUL PICKLE
Paul Pickle
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2021	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

