Form 10-K
period 2021-06-30
LANTRONIX INC
filed 2021-08-27
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 1-16027

LANTRONIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0362767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7535 Irvine Center Drive, Suite 100, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

(949) 453-3990

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	LTRX	The Nasdaq Stock Market LLC

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

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock as reported by the Nasdaq Capital Market on December 31, 2020, the last trading day of the registrant’s second fiscal quarter, was approximately $94,232,000. The determination of affiliate status for this purpose shall not be a conclusive determination for any other purpose.

As of August 19, 2021, there were 29,128,745 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement on Schedule 14A relating to the registrant's 2021 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LANTRONIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2021

* Not required for a “smaller reporting company.”

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2021, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, expectations regarding the impact of the COVID-19 pandemic and other statements regarding matters that are not historical are forward-looking statements.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, those set forth under “Risk Factors” in Item 1A of Part I of this Report, as such factors may be updated, amended or superseded from time to time by subsequent quarterly reports on Form 10-Q or current reports on Form 8-K. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

You should read this Report in its entirety, together with the documents that we file as exhibits to this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules of The Nasdaq Capital Market. If we do update or correct any forward-looking statements, investors should not conclude that we will make additional updates or corrections.

We qualify all of our forward-looking statements by these cautionary statements.

ii

PART I

ITEM 1.	BUSINESS

Overview

Lantronix, Inc. is a global provider of software as a service (“SaaS”), engineering services, and hardware for Edge Computing, the Internet of Things (“IoT”), and Remote Environment Management (“REM”). We enable our customers to provide reliable and secure solutions while accelerating their time to market. Our products and services dramatically simplify operations through the creation, development, deployment and management of customer projects at scale while providing quality, reliability and security.

Our portfolio of services and products address each layer of the IoT Stack including Collect, Connect, Compute, Control and Comprehend, enabling our customers to deploy successful IoT and REM solutions. Our services and products deliver a holistic approach, addressing our customers’ needs by integrating a SaaS management platform with custom application development layered on top of external and embedded hardware, enabling intelligent edge computing, secure communications (wired, Wi-Fi, and cellular), location and positional tracking, and environmental sensing and reporting.

With three decades of proven experience in creating robust industry and customer specific solutions, we are an innovator in enabling our customers to build new business models, leverage greater efficiencies and realize the possibilities of the IoT and REM. Lantronix’s solutions are deployed inside millions of machines at data centers, offices, and remote sites serving a wide range of industries, including energy, agriculture, medical, security, manufacturing, distribution, transportation, retail, financial, environmental, infrastructure and government.

We were incorporated in California in 1989 and reincorporated in Delaware in 2000.

References in this Report to “fiscal 2021” refer to the fiscal year ended June 30, 2021 and references to “fiscal 2020” refer to the fiscal year ended June 30, 2020. In addition, unless the context suggests otherwise, all reference in this Report to the “Company,” “we,” and “us,” refer to Lantronix, Inc. together with its subsidiaries.

Our Strategy

Today, more businesses are seeking to streamline their operations by connecting their machines and electronic devices to the Internet, manage them remotely, and create new business models. The growth in the IoT and REM markets are being driven by the growing importance of data, being able to act on that data, and the rapidly falling cost of sensors, connectivity, compute, and storage. While the promise is great, designing and deploying these projects is complex, costly and time-consuming. Our offerings are designed to help companies increase speed and reduce friction for their deployments through reduced complexity, decreased development costs, and increased ease of management for web-scale applications and real-world solutions; thus, driving customer value and success. We plan to address the market opportunity by offering our customers turnkey solutions by leveraging the layers of the IoT Stack, such as Collect, Connect, Compute, Control and Comprehend, through a combination of services, hardware and software solutions, accessible and manageable through our SaaS platform.

We are executing a growth strategy that includes continuous innovation complemented by strategic acquisitions to expand our ability to offer complete IoT and REM solutions with the intent of increasing our scale and broadening our scope so that we can increase our value proposition to our customers. We believe this strategy will allow us to address a larger portion of our customers’ operational needs and engage with customers as a strategic "total solution" partner. We believe this will strengthen our position in the market as our customers come to us for a wider variety of solutions.

Recent Acquisitions

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

On August 2, 2021 we acquired the Transition Networks and Net2 Edge businesses (the “TN Companies”) from Communication Systems, Inc. The TN Companies provide us with complementary IoT connectivity products and capabilities, including switching, power over ethernet and media conversion and adapter products.

The above three acquisitions allow us to offer more value to our customers and substantially increase the markets that we serve.

Products and Solutions

We organize our products and solutions into three product lines: IoT, REM and Other.

IoT

IoT Connectivity

Our IoT connectivity products typically connect to one or more existing machines or are built into new industrial devices to provide network connectivity. Our products are designed to enhance the value and utility of machines by making the data from the machines available to users, systems and processes or by controlling their properties and features over the network. Our IoT connectivity products may be embedded into new designs or attached to existing machines. These products include wired and wireless connections that enhance the value and utility of modern electronic systems and equipment by providing secure network connectivity, power for IoT end devices through Power over Ethernet (PoE), application hosting, protocol conversion, media conversion, secure access for distributed IoT deployments and many other functions. Many of our products allow network operators to transmit voice and data across networks as well as provide connectivity and power in security and surveillance, smart building, smart city and intelligent transportation applications. Many of the products are offered with software tools intended to further accelerate our customer’s time-to-market and increase their value add. Most of our IoT connectivity products are pre-certified in a number of countries thereby significantly reducing our original equipment manufacturer (“OEM”) customers’ regulatory certification costs and accelerating their time to market. Our growing PoE products support remote devices such as cameras and wireless access points by passing electrical power along with data on Ethernet cabling, eliminating the need for traditional AC/DC electrical power in hard-to-reach locations. Our media converters and other customer premise equipment (“CPE”) assist customers in resolving challenges in the areas of bandwidth constraints, security risks, and distance limitations as networks extend from local area to wide area networks and adapt to ever increasing end-user demands. As more cities move to implement smart city technology, a major component will be solutions designed to protect and provide services to citizens, such as intelligent transportation and surveillance networks. Our switches deliver the necessary connectivity, bandwidth and power to enable these solutions. Many of our products incorporate features to perform advanced levels of fault management and diagnostics to troubleshoot networks and proactively fix problems.

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

Software as a Service

Our SaaS platform provides single pane of glass management for IoT deployments. Our platform enables customers to easily deploy, monitor, manage, and automate across their global deployments, all from a single platform login. OEMs and SIs can leverage our platform multitenancy functionality for supporting a wide customer base while ensuring customer separation. Over the Air (“OTA”) updates make it easy to ensure the latest security patches, firmware, and configurations are deployed and functional.

The following product families are included in our IoT product line: EDS, EDS-MD, PremierWave® EN, PremierWave® XC, SGX™, UDS, WiPort®, xDirect®, xPico®, xPico® Wi-Fi, xPress™, XPort®, XPort® Pro, MicroM110, E210, E220, Bolero45, FOX3-2G, FOX3-3G, FOX3-4G, S40, and D2Sphere. In addition, we offer Network Switches, Media Converters. Power over Ethernet, NICS and Optical SFPs, System on Module (“SoM”), Single Board Computer (“SBC”), and Development Kits. We also offer services for mechanical, hardware, and software engineering for camera, audio, and artificial intelligence / machine learning development.

REM

Today, organizations are managing an ever-increasing number of devices and data on enterprise networks where 24/7 reliability is mission critical. REM allows for full comprehension and control of an IT deployment, across a range of sensors data (temperature, humidity, light, acceleration, open / close, etc.) providing status and alerting, automation, and remote control of devices and end stations. REM designs may be part of an out of band (“OOB”) or in band network design. OOB is a technique that uses a dedicated management network to access critical infrastructure components to ensure production independent management connectivity. REM allows organizations to effectively monitor, manage, and control their enterprise IT equipment and facilities (environments), either in or out of band, optimizing their IT support resources.

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

Other

We categorize products that are non-focus or end-of-life as Other. Our Other product category includes non-focus products such as the xPrintServer®. In addition, this product category includes end-of-life versions of our MatchPort®, SLC™, SLP™, xPress Pro, xSenso®, PremierWave® XN, and WiBox product families.

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

Our REM product line and external IoT solutions are typically sold to end users through value added resellers (“VARs”) systems integrators, distributors, online retailers and, to a lesser extent, OEMs. The design cycles for these products typically range from three to 18 months and are often project-based.

Sales Channels

Distributors

A majority of our sales are made through distributors. Distributors resell our products to a wide variety of resellers and end customers including OEMs, ODMs, value-added resellers (“VARs”), systems integrators, consumers, online retailers, IT resellers, corporate customers and government entities.

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

Manufacturing

Our manufacturing operations are primarily conducted through two third-party contract manufacturers. We currently utilize Hana Microelectronics, primarily located in Thailand and China, and Honortone, primarily located in China, as our contract manufacturers for most of our products. In addition, we use Inphi Corporation to manage Taiwan Semiconductor Manufacturing Company, Ltd., a third-party foundry located in Taiwan, which manufactures our large-scale integration chips. We manufacture certain products with final assembly in the U.S. to meet trade compliance requirements.

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

Employees

As of August 16, 2021, we had 312 total employees and 299 full time employees, none of whom is represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and believe we have good relationships with our employees.

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

Information About Our Executive Officers

Executive officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers. The following table presents the names, ages, and positions held by our executive officers as of the date of this Report:

Name	Age	Position
Paul H. Pickle	51	President and Chief Executive Officer
Jeremy R. Whitaker	51	Chief Financial Officer
Mohammed F. Hakam	53	Vice President of Engineering
Roger Holliday	62	Vice President of Worldwide Sales

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

MOHAMMED F. HAKAM joined Lantronix in August of 2018 and serves as our Vice President of Engineering. Prior to joining Lantronix, Mr. Hakam served as the interim Senior Vice President of International Operations at Viewstream, Inc., a provider of videos and marketing content to technology companies, from September 2016 to July 2018, where he was instrumental in planning and expanding the company’s global media strategy. Before joining Viewstream, Mr. Hakam was founder and Senior Vice President of Engineering and Product Management of SwitchRay Inc., a global provider of communication service platforms for global telecom carriers, from 2012 until its acquisition by 46 Labs in September 2016. He previously spent 20+ years at a number of large companies such as Motorola and Kyocera Wireless in various engineering leadership roles, and has also been the founder of two technology companies (including SwitchRay Inc.) in the networking and telecom segment. Mr. Hakam has been a professor at National University in San Diego, teaching undergraduate and graduate courses in program and project management, international management, six sigma and statistical process control.

ROGER HOLLIDAY joined Lantronix in January 2020 and serves as our Vice President of Worldwide Sales. Prior to joining Lantronix, Mr. Holliday served in various positions at Microsemi Corporation since 1999, serving most recently as Executive Vice President and General Manager from 2013 until Microsemi was acquired by Microchip Technology Inc. in May 2018. Prior to his time at Microsemi, Mr. Holliday served in various product marketing, applications and sales management roles at Linfinity Microelectronics until its acquisition by Microsemi in 1999.

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

Risks Related to Our Operations and Industry

The effect of COVID-19 and other possible pandemics and similar outbreaks could result in material adverse effects on our business, financial position, results of operations and cash flows.

The COVID-19 outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States and abroad, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. The recent surges of COVID-19, including due to more contagious and/or vaccine-resistant variants, have resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business and the business of our suppliers, our results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.

Beginning in March 2020, most of our employees transitioned to remote working arrangements, which are continuing through the date of this Report. There can be no assurance that these arrangements will not ultimately result in lower work efficiency and productivity, which in turn may adversely affect our business. In addition, the COVID-19 pandemic resulted in industry events, trade shows and business travel being suspended, cancelled and/or significantly curtailed. The cessation of trade shows and business travel resulted in our lead pipeline being negatively impacted, which negatively affected our sales during fiscal 2021. While some industry events, trade shows and business travel have resumed, if these activities are suspended, cancelled and/or significantly curtailed in the future, whether due to surges of COVID-19 or otherwise related to the pandemic, our sales may continue to be negatively impacted in the future.

In addition, the impact of the COVID-19 pandemic and measures to prevent its spread subject us to various risks and uncertainties that could materially adversely affect our business, results of operations and financial condition, including the following:

•	significant volatility or decreases in the demand for our products or extended sales cycles;
•	changes in customer behavior and preferences, as customers may experience financial difficulties and/or may delay orders or reduce their spending in light of COVID-19;
•	adverse impacts on our ability to distribute or deliver our products or services, including due to the negative impact of COVID-19 on air travel, as well as temporary disruptions, restrictions or closures of the facilities of our suppliers or customers and their contract manufacturers;
•	further disruptions in our contract manufacturers’ ability to manufacture our products, as some contract manufacturers and suppliers of materials used in the production of our products are located in areas more severely impacted by COVID-19, which could limit our ability to obtain sufficient materials to produce and manufacture our products; and
•	volatility in the availability of raw materials and components that our contract manufacturers purchase and volatility in raw material and other input costs.

The duration and extent of the COVID-19 pandemic’s effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of COVID-19, actions taken to contain COVID-19, additional surges of COVID-19 infections due to the rate of public acceptance and efficacy of COVID-19 vaccines or due to new and more contagious and/or vaccine resistant variants, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business, financial condition, results of operations, and prospects as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material.

We may experience constraints in the supply of certain materials and components that could affect our operating results.

Some of our integrated circuits are only available from a single source and in some cases, are no longer being manufactured. From time to time, integrated circuits, and potentially other components used in our products, will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have been subject to market shortages and substantial price fluctuations in the past. From time to time, we have been unable to meet customer orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components, including semiconductor chips, or technology for our products and instead purchase components on a purchase order basis. If we are unable to purchase components from these suppliers, our product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenue, risk losing customers and risk harm to our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations. For instance, we have recently experienced increased delays in shipments of semiconductor chips. As a result, we have sought alternate sources of certain components, which have been at a higher cost. Because semiconductor chips continue to be subject to an ongoing significant shortage, our ability to source components that use semiconductor chips has been adversely affected. These supply interruptions have resulted in increased component delivery lead times and increased costs to obtain components with available semiconductor chips. To the extent this semiconductor chip shortage or other shortages continue, the production of our products may be impacted.

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

Our software offerings are subject to the risks that differ from those facing our hardware products.

We continue to dedicate significant engineering resources to our management software platform, applications, and SaaS offerings, including ConsoleFlow™. These product and service offerings are subject to significant additional risks that are not necessarily related to our hardware products. Our ability to succeed with these offerings will depend in large part on our ability to provide customers with software products and services that offer features and functionality that address the needs of particular businesses. We may face challenges and delays in the development of this product line as the marketplace for products and services evolves to meet the needs and desires of customers. We cannot provide assurances that we will be successful in operating and growing this product line.

In light of these risks and uncertainties, we may not be able to establish or maintain market share for our software and SaaS offerings. As we develop new product lines, we must adapt to market conditions that are unfamiliar to us, such as competitors and distribution channels that are different from those we have known in the past. We have and will encounter competition from other solutions providers, many of whom may have more significant resources than us with which to compete. There can be no assurance that we will recover our investments in this product line, that we will receive meaningful revenue from or realize a profit from this new product line or that diverting our management’s attention to this product line will not have a material adverse effect on our existing business, and in turn on our results of operations, financial condition and prospects.

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

We depend on the resale of products through distributor accounts for a substantial majority of our worldwide net revenue. In addition, sales through our top five distributors accounted for approximately 37% of our net revenue in fiscal 2021. A significant reduction of effort by one or more distributors to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

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

We may pursue acquisitions, strategic partnerships and joint ventures that we believe would allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with distributors, OEMs and ODMs. For instance, we acquired Maestro, Intrinsyc and the Transition Networks and Net2Edge businesses of CSI in 2019, 2020 and 2021, respectively. Our previous acquisitions have required, and any future acquisition, partnership, joint venture or investment may also require, that we pay significant cash, issue equity and/or incur substantial debt. Acquisitions, partnerships or joint ventures may also result in the loss of key personnel and the dilution of existing stockholders to the extent we are required to issue equity securities. In addition, acquisitions, partnerships or joint ventures require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may not result in expected synergies, an increase in revenues or earnings or the delivery of new products, may contribute to increased fixed costs, and may expose us to unanticipated liabilities. If any of these occur, we may fail to meet our business objectives and our business, financial condition and operating results could be materially and adversely affected.

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

Risks Related to Technology, Cybersecurity and Intellectual Property

Cybersecurity breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees, on our networks and third-party cloud software providers. Increased global information technology (“IT”) security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cyberattacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. The secure processing, maintenance and transmission of the information that we collect and store on our systems is critical to our operations and implementing security measures designed to prevent, detect, mitigate or correct these or other IT security threats involves significant costs. Although we have taken steps to protect the security of our information systems, we have, from time to time, experienced threats to our data and systems, including malware, phishing and computer virus attacks, and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. In addition, due to the fast pace and unpredictability of cyber threats, long-term implementation plans designed to address cybersecurity risks become obsolete quickly and, in some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. Any unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.

If our products become subject to cybersecurity breaches, or if public perception is that they are vulnerable to cyberattacks, our reputation and business could suffer.

We could be subject to liability or our reputation could be harmed if technologies integrated into our products, or our products, fail to prevent cyberattacks, or if our partners or customers fail to safeguard the systems with security policies that conform to industry best practices. In addition, any cyberattack or security breach that affects a competitor’s products could lead to the negative perception that our solutions are or could be subject to similar attacks or breaches.

Some of our software offerings may be subject to various cybersecurity risks, which are particularly acute in the cloud-based technologies operated by us and other third parties that form a part of our solutions.

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

Risk Related to Liquidity and Capital Resources

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

The terms of our amended and restated senior credit facility and junior credit facility may restrict our financial and operational flexibility and, in certain cases, our ability to operate.

The terms of our amended and restated senior credit facility and junior credit facility restrict, among other things, our ability to incur additional liens and indebtedness; dispose of assets; make investments; pay dividends or make certain other restricted payments; consummate certain asset sales; enter into certain transactions with affiliates; merge or consolidate with other persons; or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets; or enter into certain speculative hedging arrangements. Further, we are currently and may in the future be required to maintain specified financial ratios, including pursuant to a maximum senior leverage ratio, a minimum fixed charge coverage ratio or a minimum liquidity test. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to our amended credit agreement and the related loan and security agreement, we have pledged substantially all of our assets to our senior lender, Silicon Valley Bank, and our junior lender, SVB Innovation Credit Fund VIII, L.P.

Risks Related to International Operations

Rising concern regarding international tariffs could materially and adversely affect our business and results of operations.

The current political landscape has introduced significant uncertainty with respect to future trade regulations and existing international trade agreements, as shown by the U.S.-initiated renegotiation of the North America Free Trade Agreement, and Brexit in Europe. This uncertainty includes the possibility of imposing tariffs or penalties on products manufactured outside the U.S., including the US government’s institution of a 25% tariff on a range of products from China and subsequent tariffs imposed by the U.S. as well as tariffs imposed by trading partners on U.S. goods, and the potential for increased trade barriers between the UK and the European Union. The institution of trade tariffs both globally and between the U.S. and China specifically, carries the risk of negatively affecting the overall economic conditions of both China and the U.S., which could have a negative impact on us.

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

Risks Related to Regulatory Compliance and Legal Matters

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

If any of these occur, our business, financial condition or results of operations could be adversely affected

General Risk Factors

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table presents details regarding our leased facilities:

Locations	Primary Use	Approximate Square Footage
Irvine, California, U.S.A.	Corporate headquarters; sales and marketing, research and development, operations and administration	27,000
Vancouver, British Columbia, Canada	Engineering, operations and marketing	12,000
Hyderabad, India	Engineering and design	18,000
Illmenau, Germany	Engineering, operations, sales and marketing	7,500
Taiwan	Engineering, sales and marketing	5,500
Shanghai, China	Sales and marketing	1,000

We believe our existing facilities are adequate to meet our needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

A discussion of legal proceedings is set forth in Note 10 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “LTRX.” The number of holders of record of our common stock as of August 19, 2021 was approximately 37.

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

Issuer Repurchases

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2021.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

References to “fiscal 2021” refer to the fiscal year ended June 30, 2021 and references to “fiscal 2020” refer to the fiscal year ended June 30, 2020.

Products and Solutions

We organize our products and solutions into three product lines: IoT, REM, and Other. Refer to “Products and Solutions” included in Part I, Item 1 of this Report, which is incorporated herein by reference, for further discussion.

Recent Developments

On August 2, 2021 we acquired the Transition Networks and Net2Edge businesses (the “TN Companies”) from Communication Systems, Inc. The TN Companies provide us with complementary IoT connectivity products and capabilities, including switching, power over ethernet and media conversion and adapter products. In connection with the closing of the acquisition we entered into new loan agreements with Silicon Valley Bank (“SVB”) which included (i) a new term loan of $17,500,000 with an available revolving credit facility of up to $2,500,000 and (ii) a second term loan of $12,000,000.

Refer to Notes 3 and 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which are incorporated herein by reference, for additional discussions regarding the August 2021 acquisition of the TN Companies and related financing arrangements, respectively.

COVID-19 Update

In response to the ongoing COVID-19 pandemic, we have taken measures to protect the health and safety of our employees and comply with local directives. Most of our employees transitioned to remote working arrangements commencing in March 2020, and many continue to primarily work remotely as of the date hereof. We continue to monitor the implications of the COVID-19 pandemic, including the emergence of new strains of the virus and the impact of ongoing vaccination efforts, on our business, as well as our customers’ and suppliers’ businesses.

Our efforts to support customer engagement through industry events, trade shows and business travel also continue to be adversely affected. Prolonged shutdowns, or additional future shutdowns and other restrictions instituted by federal, state and local governments, may lead to a reduction in revenue during the coming quarters. To mitigate potential revenue declines, we continue to adjust our go-to-market approach by adding more distributors and value-added resellers, who are closer to the customers and end-customers.

Our supply chain still faces challenges, as most of our manufacturing is performed in Thailand, Taiwan and China. We have recently experienced an increase in costs of components for certain products as well as increased freight costs. These and other factors have contributed to recent delays in shipments to some customers.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, sales returns and allowances, allowance for doubtful accounts, inventory valuation, warranty reserves, restructuring charges, valuation of deferred income taxes, valuation of goodwill and long-lived and intangible assets, share-based compensation, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our evaluation of the collectability of customer accounts receivable is based on various factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we record an allowance against amounts due based on those particular circumstances. For all other customers, we estimate an allowance for doubtful accounts based on (i) the length of time the receivables are past due, (ii) our bad debt collection experience, and (iii) our understanding of general industry conditions. If a major customer’s credit-worthiness deteriorates, or our customers’ actual defaults exceed our estimates, our financial results could be impacted.

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

Significant management judgment is required in estimating the reporting unit’s fair value and in the creation of the forecasts of future operating results that are used in the discounted cash flow method of valuation. These include (i) estimation of future cash flows, which is dependent on internal forecasts, (ii) estimation of the long-term rate of growth of our business, (iii) estimation of the period during which cash flows will be generated and (iv) the determination of our weighted-average cost of capital, which is a factor in determining the discount rate. Our estimate of the reporting unit’s fair value would also generally include the consideration of a control premium, which is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e., market capitalization) to acquire a controlling interest. If our actual financial results are not consistent with our assumptions and judgments used in estimating the fair value of our reporting unit, we may be exposed to goodwill impairment losses.

During the fourth quarter of fiscal 2021, we made a qualitative assessment of whether goodwill impairment existed. Since our assessment of the qualitative factors did not result in a determination that it was more likely than not that the fair value of our single reporting unit is less than its carrying value, we were not required to perform the quantitative goodwill impairment test. As of June 30, 2021, the carrying value of our single reporting unit was $46,096,000, while our market capitalization was $150,093,000. We concluded that no goodwill impairment existed as of June 30, 2021.

Long-Lived Assets and Intangible Assets

We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Circumstances which could trigger a review include, but are not limited to the following:

•	significant decreases in the market price of the asset;
•	significant adverse changes in the business climate or legal factors;
•	accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset;
•	current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or
•	current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets and intangible assets may not be recoverable, we estimate the future cash flows expected to be generated by the asset from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. These significant judgments may include future expected revenue, expenses, capital expenditures and other costs, discount rates and whether or not alternative uses are available for impacted long-lived assets.

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

The fair value of our performance stock units is estimated as of the grant date based upon the expected achievement of the performance metrics specified in the grant and the closing market price of our common stock on the date of grant. To the extent a grant of performance share units contains a market condition, the grant date fair value is estimated using a Monte Carlo simulation, which incorporates estimates of the potential outcomes of the market condition on the grant date fair value of each award.

The fair value of our common stock options and ESPP common stock purchase rights is generally estimated on the grant date using the Black-Scholes-Merton (“BSM”) valuation model. The determination of the fair value of share-based awards utilizing the BSM model is affected by our stock price and various assumptions, including the expected term, expected volatility, risk-free interest rate and expected dividend yields. The expected term of our stock options is generally estimated using the simplified method, as permitted by guidance issued by the Securities and Exchange Commission (“SEC”). We use the simplified method because we believe we are unable to rely on our limited historical exercise data or alternative information as a reasonable basis upon which to estimate the expected term of these options. The expected volatility is based on the historical volatility of our stock price. The risk-free interest rate assumption is based on the U.S. Treasury interest rates appropriate for the expected term of our stock options and common stock purchase rights.

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

Results of Operations - Fiscal Years Ended June 30, 2021 and 2020

Summary

For fiscal 2021, our net revenue increased by $11,599,000, or 19.4%, compared to fiscal 2020. The increase in net revenue was driven by an 18.5% increase in net revenue in our IoT product line, as well as an increase of 28.3% in net revenues in our REM product line. We had a net loss of $4,044,000 for fiscal 2021 compared to a net loss of $10,738,000 for fiscal 2020. The decrease in net loss was driven by a 22.8% increase in gross profit as well as a 2.9% decrease in operating expenses.

Net Revenue

The following tables present our net revenue by product lines and by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
IoT	$59,167	82.8%	$49,911	83.4%	$9,256	18.5%
REM	11,843	16.6%	9,228	15.4%	2,615	28.3%
Other	467	0.6%	739	1.2%	(272)	(36.8%	)
	$71,477	100.0%	$59,878	100.0%	$11,599	19.4%

	Years Ended June 30,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Americas	$38,638	54.1%	$33,279	55.6%	$5,359	16.1%
EMEA	17,186	24.0%	15,588	26.0%	1,598	10.3%
APJ	15,653	21.9%	11,011	18.4%	4,642	42.2%
	$71,477	100.0%	$59,878	100.0%	$11,599	19.4%

IoT

Net revenue from our IoT product line in fiscal 2021 increased across all regions when compared to fiscal 2020 due primarily to the addition of sales of products and services obtained through the acquisition of Intrinsyc in January 2020. In addition to smaller increases in various other product families, we experienced strong growth in unit sales of (i) our XPico product family in the APJ and Americas regions, (ii) our XPort product family in the Americas and EMEA regions, and (iii) a last-time shipment of one of our end-of-life PremierWave products in the EMEA region. The overall increase in net revenues was partially offset by the exit of a low margin distribution business assumed in the acquisition of Maestro and various decreases in unit sales of some of our cellular and tracker products, as well as certain legacy product families, particularly in the EMEA and Americas regions.

REM

Net revenue from our REM product line for fiscal 2021 increased compared to fiscal 2020 due primarily to increased unit sales of (i) our SLC8000 product family across all regions, (ii) our Spider product family in the Americas and APJ regions, and (iii) our SLB product family in the Americas region.

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

The following table presents our gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$33,025	46.2%	$26,900	44.9%	$6,125	22.8%

Gross profit as a percent of revenue (referred to as “gross margin”) for fiscal 2021 increased compared to fiscal 2020 due primarily to our exit in fiscal 2021 of a low margin distribution business assumed in the acquisition of Maestro, as well as reduced charges in fiscal 2021 for inventory reserves. These benefits to our gross margin in fiscal 2021 were partially offset by growth in sales of products and services obtained through the acquisition of Intrinsyc, which typically have lower margins than the Lantronix products that existed prior to the acquisition. In addition, our gross margin was negatively impacted by increased supply chain costs in response to component shortages that resulted from the pandemic.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, advertising and marketing expenses and professional legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$12,927		$11,400		$1,527	13.4%
Professional fees and outside services	2,464		2,137		327	15.3%
Advertising and marketing	712		828		(116)	(14.0%	)
Facilities and insurance	1,415		1,384		31	2.2%
Share-based compensation	2,719		2,959		(240)	(8.0%	)
Other	571		874		(303)	(34.7%	)
Selling, general and administrative	$20,808	29.1%	$19,582	32.7%	$1,226	6.3%

Selling, general and administrative expenses increased in fiscal 2021 when compared to fiscal 2020 primarily due to (i) higher personnel-related costs in our sales team and an increase in variable compensation and (ii) higher professional fees and outside services expenses resulting from the timing of certain legal and accounting projects. In addition, fiscal 2021 had personnel costs from the Intrinsyc acquisition for the entire fiscal year whereas fiscal 2020 only had six months of related personnel costs. The overall increase was partially offset by (i) lower share-based compensation expenses related to certain outstanding performance stock units and stock option awards and (ii) lower bad debt and depreciation expenses included in the “Other” category in the table above.

Research and Development

Research and development expenses consisted of personnel-related expenses, share-based compensation, and expenditures to third-party vendors for research and development activities and product certification costs. Our costs from period-to-period related to outside services and product certifications vary depending on our level and timing of development activities.

The following table presents our research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$7,954		$6,750		$1,204	17.8%
Facilities	1,335		1,189		146	12.3%
Outside services	209		573		(364)	(63.5%	)
Product certifications	531		326		205	62.9%
Share-based compensation	584		453		131	28.9%
Other	500		400		100	25.0%
Research and development	$11,113	15.5%	$9,691	16.2%	$1,422	14.7%

Research and development expenses increased in fiscal 2021 when compared to fiscal 2020 largely due to increased personnel-related expenses driven by headcount growth and higher variable compensation. Fiscal 2021 had personnel costs from the Intrinsyc acquisition for the entire fiscal year whereas fiscal 2020 only had six months of related personnel costs. This increase was partially offset by a reduction in outside services costs for engineering consulting fees.

Restructuring, Severance and Related Charges

Fiscal 2021

During fiscal 2021, we incurred charges of approximately $506,000 related to headcount reductions and restructuring of non-essential operations, including certain acquisition-related functions we determined were redundant. We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and synergies resulting from our acquisitions.

Fiscal 2020

During fiscal 2020, we executed on plans to realign certain personnel resources to better fit our business needs, particularly related to identifying cost savings and synergies from the acquisitions of Maestro and Intrinsyc. These activities resulted in total charges of approximately $3,844,000 in fiscal 2020.

Acquisition-Related Costs

During fiscal 2021, we incurred approximately $841,000 of acquisition-related costs, mostly banking and legal fees, related to the acquisition of the TN Companies and our exploration of other acquisition targets.

During fiscal 2020, we incurred approximately $2,284,000 of acquisition-related costs in connection with the acquisitions of Maestro and Intrinsyc. These costs are mainly comprised of banking, legal, accounting and other professional fees.

Amortization of Purchased Intangible Assets

We acquired certain intangible assets through our fiscal 2020 acquisitions, which we recorded at fair-value as of the acquisition dates. These assets are generally amortized on a straight-line basis over their estimated useful lives, and resulted in charges of $3,094,000 and $2,037,000 during fiscal 2021 and 2020, respectively.

Interest Income (Expense), Net

For fiscal 2021 and 2020, we incurred net interest expense from interest incurred on borrowings on our term loan. We also earn interest on our domestic cash balances.

Other Expense, Net

Other expense, net, is comprised primarily of foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar. During fiscal 2021, we also incurred a loss of approximately $197,000 the on disposal of certain property and equipment.

Provision for Income Taxes

The following table presents our provision for income taxes:

	Years Ended June 30,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Provision for income taxes	$195	0.3%	$144	0.2%	$51	35.4%

The following table presents our effective tax rate based upon our provision for income taxes:

	Years Ended June 30,
	2021		2020
Effective tax rate	(5.1%	)	(1.4%	)

We utilize the liability method of accounting for income taxes. The difference between our effective tax rate and the federal statutory rate resulted primarily from the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe these assets are more likely than not to be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we provided a full valuation allowance against our net deferred tax assets for fiscal 2021 and fiscal 2020.

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

June 30, 2021
(In thousands)
Federal	$91,974
State	$11,038

For federal income tax purposes, our NOL carryovers generated for tax years beginning before July 1, 2018 began to expire in fiscal 2021. Of our federal NOLs as of June 30, 2021 in the table above, approximately $51,861,000 will expire by June 30, 2023. For state income tax purposes, our NOLs began to expire in the fiscal year ended June 30, 2013. Pursuant to the Tax Cuts and Jobs Act enacted by the U.S. federal government in December 2017, for federal income tax purposes, NOL carryovers generated for our tax years beginning after June 30, 2018 can be carried forward indefinitely, but will be subject to a taxable income limitation.

Liquidity and Capital Resources

Liquidity

The following table presents our working capital and cash and cash equivalents:

	June 30,
	2021	2020	Change
	(In thousands)
Working capital	$20,289	$18,741	$1,548
Cash and cash equivalents	$9,739	$7,691	$2,048

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

From time to time, we may seek additional capital from public or private offerings of our capital stock, borrowings under our existing or future credit lines or other sources in order to (i) develop or enhance our products, (ii) take advantage of strategic opportunities, (iii) respond to competition or (iv) continue to operate our business. We currently have a Form S-3 shelf registration statement on file with the SEC. If we issue equity securities to raise additional funds, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we issue debt securities to raise additional funds, we may incur debt service obligations, become subject to additional restrictions that limit or restrict our ability to operate our business, or be required to further encumber our assets. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all.

Recent Acquisition

On August 2, 2021 (the “Closing Date”) we acquired the TN Companies from Communication Systems, Inc. for approximately $25,028,000 in cash paid as of the Closing Date plus earnout payments of up to $7,000,000 payable following two successive 180-day intervals after the Closing Date based on revenue targets for the business of the TN Companies. In connection with the closing of the acquisition we entered into new loan agreements with SVB which included (i) a new term loan of $17,500,000 with an available revolving credit facility of up to $2,500,000 and (ii) a second term loan of $12,000,000.

COVID-19 Update

We have not experienced any significant payment delays or defaults by our customers as a result of the COVID-19 pandemic. However, additional economic shutdowns or a prolonged economic recovery may lead to declines in billings and cash collections and result in an unfavorable impact on our financial results in future periods. While we do have a credit line available, financial covenants associated with the credit line may not enable us to draw down funds as needed. We have in place a contingency plan that significantly reduces operating costs in the event that we experience liquidity issues in order to help mitigate our liquidity risk.

Bank Loan Agreements

Refer to Note 5 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report, which is incorporated herein by reference, for a discussion of our loan agreements.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,		(Decrease)
	2021	2020	Increase
	(In thousands)
Net cash provided by (used in) operating activities	$4,304	$(2,521)	$6,825
Net cash used in investing activities	(783)	(13,974)	(13,191)
Net cash (used in) provided by financing activities	(1,473)	5,904	(7,377)

Operating Activities

Cash provided by operating activities during fiscal 2021 increased compared to fiscal 2020 due mainly to the decrease in our net loss, which was driven by our revenues and gross profit growth, along with a decrease in our operating expenses. For fiscal 2021, our net loss included $7,723,000 of non-cash charges, and the changes in operating assets and liabilities provided cash of $625,000.

Accounts payable increased by $3,791,000, or 71.1%, from June 30, 2020 to June 30, 2021 primarily due to the increase and timing of our inventory purchases and related payments to vendors. Accrued payroll and related expenses increased by $2,284,000 from June 30, 2020 to June 30, 2021 due to accrued variable compensation costs.

Accounts and contract manufacturers’ receivables increased, in total, by $3,727,000, or 31.7%, from June 30, 2020 to June 30, 2021 due to the growth and linearity of our sales during the fourth quarter of fiscal 2021 as well as the timing of materials shipments to our contract manufacturers.

Inventories increased $1,278,000, or 9.3%, from June 30, 2020 to June 30, 2021 as we have increased our stocks for lead time and supply constraints, particularly due to the COVID-19 pandemic over the last year.

Investing Activities

We used significantly less cash in investing activities during fiscal 2021 than in fiscal 2020 due to the acquisitions of Maestro and Intrinsyc in the prior year. Cash used during fiscal 2021 was substantially all for the purchase of certain property and equipment.

Financing Activities

Net cash used in financing activities during fiscal 2021 was primarily the result of (i) monthly repayments on our term loan and (ii) withholding taxes paid related to the vesting of restricted stock units. In fiscal 2020 financing activities provided cash from the issuance of a term loan for $6,000,000 with SVB as well as stock option exercises and stock purchases by employees.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that this information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2021 based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 30, 2021.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the COVID-19 pandemic, resulting in many of our employees working remotely since March 2020, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Portions of our definitive Proxy Statement on Schedule 14A relating to our 2021 annual meeting of stockholders (“Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report, as indicated below.

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

The other information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1.  Consolidated Financial Statements

The following consolidated financial statements and related Report of Independent Registered Public Accounting Firm are filed as part of this Report.

2.  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

2.1	Share Purchase Agreement, dated July 5, 2019, by and among Lantronix Holding Company, Maestro Wireless Solutions Limited, Fargo Telecom Asia Limited and Maestro & FALCOM Holdings Limited		8-K	2.1	07/10/2019

2.2	Arrangement Agreement, dated October 30, 2019, by and between Lantronix and Intrinsyc		8-K	2.1	11/01/2019

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8–K	3.2	11/15/2012

4.1	Description of Lantronix Common Stock		10-K	4.1	09/11/2019

10.1*	Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.2	11/08/2010

10.2*	Form of Stock Option Agreement under the Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.3	11/08/2010

10.3*	Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan, as Amended on November 14, 2017		8-K	99.1	11/15/2017

10.4*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.3	05/09/2013

10.5*	Form of Restricted Stock Award Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.4	05/09/2013

10.6*	Lantronix, Inc. 2020 Performance Incentive Plan		8-K	10.1	11/04/2020

10.7*+	Form of Director Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan	X

10.8*+	Form of Restricted Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan	X

10.9*+	Form of Director Restricted Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan	X

10.10*+	Form of Nonqualified Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan	X

10.11*+	Form of Incentive Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan	X

10.12*+	Form of Performance Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan	X

10.13*	Letter Agreement dated September 8, 2011 between Lantronix, Inc. and Jeremy Whitaker		8–K	10.1	09/26/2011

10.14*	Amendment to Offer Letter between Lantronix, Inc. and Jeremy Whitaker, dated as of November 13, 2012		8-K	99.2	11/15/2012

10.15*	Form of Indemnification Agreement entered into between Lantronix, Inc. with its directors and certain of its executive officers		8-K	10.2	06/20/2016

10.16*	Summary of Lantronix, Inc. Annual Bonus Program		8-K	99.1	09/08/2015

10.17*	Lantronix, Inc. Non-Employee Director Compensation Policy, as revised		8-K	99.3	09/08/2015

10.18*	Form of Inducement Stock Option Agreement by and between Lantronix, Inc. and Kevin Yoder	S–8	4.5	04/28/2016

10.19*	Offer Letter dated January 22, 2016 between Lantronix, Inc. and Kevin Yoder	10-K	10.30	08/24/2016

10.20*	Transition and Separation Agreement, dated as of January 17, 2020, by and between Lantronix, Inc. and Kevin Yoder.	8-K	10.1	01/22/2020

10.21*	Letter Agreement dated August 31, 2016 between Lantronix, Inc. and Jeremy Whitaker	8-K	10.1	09/02/2016

10.22*	Lantronix, Inc. 2013 Employee Stock Purchase Plan, as amended on November 13, 2018	8-K	99.1	11/15/2018

10.23*	Offer Letter dated March 23, 2019 between Lantronix, Inc. and Paul H. Pickle	8-K	99.1	03/27/2019

10.24*	Inducement Stock Option Agreement, dated April 22, 2019, between Lantronix, Inc. and Paul H. Pickle	S–8	4.1	04/26/2019

10.25*	Inducement Restricted Stock Unit Agreement, effective as of May 1, 2019, between Lantronix, Inc. and Paul H. Pickle	S–8	4.2	04/26/2019

10.26*	Offer Letter dated January 4, 2020, between Lantronix, Inc. and Roger Holliday	10-K	10.22	09/11/2020

10.27*	Form of Inducement Stock Option Agreement	S-8	4.1	09/04/2020

10.28*	Form of Inducement Restricted Stock Unit Agreement	S-8	4.2	09/04/2020

10.29*	Intrinsyc Technologies Corporation Amended and Restated Incentive Stock Option Plan	10-Q	10.1	05/15/2020

10.30*	Intrinsyc Technologies Corporation Restricted Share Unit Plan	10-Q	10.2	05/15/2020

10.31	Lease dated January 9, 2015 between Lantronix, Inc. and The Irvine Company, LLC	8–K	99.1	01/20/2015

10.32	First Amendment to Lease Agreement dated May 7, 2020 between Lantronix, Inc. and The Irvine Company, LLC	8-K	10.1	05/12/2020

10.33	Second Amended and Restated Loan and Security Agreement dated as of November 12, 2019, by and among Lantronix, Inc., Lantronix Holding Company and Silicon Valley Bank	8-K	10.1	11/14/2019

10.34	First Lien Commitment Letter, dated April 28, 2021, between Lantronix, inc. and Silicon Valley Bank.	8-K	10.1	04/29/2021

10.35	Second Lien Commitment Letter, dated April 28, 2021, between Lantronix, inc. and SVB Innovation Credit Fund VIII, L.P.		8-K	10.2	04/29/2021

10.36	Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated August 2, 2021, by and between Lantronix, Inc., Lantronix Holding Company, Lantronix Canada ULC and Lantronix Technologies Canada (Taiwan) Ltd. and Transition Networks, Inc.		8-K	10.1	08/02/2021

10.37	Mezzanine Loan and Security Agreement, dated August 2, 2021, by and between Lantronix, Inc. and SVB Innovation Credit Fund VIII, L.P.		8-K	10.2	08/02/2021

21.1+	Subsidiaries of Lantronix, Inc.	X

23.1+	Consent of Independent Registered Public Accounting Firm, Squar Milner LLP	X

24.1+	Power of Attorney (included on the signature page)	X

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1++	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

__________

*	Indicates management contract or compensatory plan, contract or arrangement.
+	Filed herewith
++	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTRONIX, INC.

	By:	/s/ PAUL PICKLE
Paul Pickle
President, Chief Executive Officer and Director
Date: August 27, 2021		(Principal Executive Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PAUL PICKLE	President, Chief Executive Officer and Director	August 27, 2021
Paul Pickle	(Principal Executive Officer)

/s/ JEREMY WHITAKER	Chief Financial Officer	August 27, 2021
Jeremy Whitaker	(Principal Financial and Accounting Officer)

/s/ BERNHARD BRUSCHA	Chairman of the Board	August 27, 2021
Bernhard Bruscha

/s/ MARGARET EVASHENK	Director	August 27, 2021
Margaret Evashenk

/s/ PAUL FOLINO	Director	August 27, 2021
Paul Folino

/s/ HOSHI PRINTER	Director	August 27, 2021
Hoshi Printer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Lantronix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. and its subsidiaries (the Company) as of June 30, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

INVENTORY – EXCESS AND OBSOLETE RESERVE

Critical Audit Matter Description

As discussed in Note 1 and Note 4 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value and the Company’s consolidated inventory balance was approximately $15 million at June 30, 2021, net of reserve. The Company provides for reserves for excess and obsolete inventories primarily based upon estimates of future demand of products, the age of the inventory, and considering contractual supplier protection provisions and distributor stock rotation privileges.

We identified the auditing of management’s lower of cost or net realizable value determination for excess or obsolete inventories as a critical audit matter. Auditing management’s lower of cost or net realizable value determination for excess or obsolete inventories was especially challenging and highly judgmental because of the uncertainties in determining demand for aging inventory and future market conditions. Inherent estimation uncertainty was primarily attributed to assumptions used by management in the inventory reserve model which involved a high degree of subjectivity.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•	Obtaining an understanding and evaluating the design of the controls over the determination of the lower of cost or net realizable value for excess and obsolete inventories.

•	Reviewing manufacturer contracts for contractual supplier protection provisions.

•	Testing the completeness and accuracy of the underlying data used in management’s reserve calculation.

•	Evaluating the reasonableness of management’s assumptions by performing a retrospective review of the prior year assumptions to actual activity.

•	Evaluating the appropriateness and consistency of management’s methods and assumptions used in developing estimates around forecasted sales and expected stock rotation privileges.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditors since 2011.

Irvine, California

August 27, 2021

LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30,	June 30,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$9,739	$7,691
Accounts receivable (net of allowance for doubtful accounts of $321 and $460 at June 30, 2021 and 2020, respectively)	13,515	11,411
Inventories, net	15,059	13,781
Contract manufacturers' receivable	1,960	337
Prepaid expenses and other current assets	2,880	1,290
Total current assets	43,153	34,510

Property and equipment, net	1,577	1,587
Goodwill	15,810	15,810
Purchased intangible assets, net	9,355	12,449
Lease right-of-use assets	2,431	3,345
Other assets	240	232
Total assets	$72,566	$67,933

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$9,122	$5,331
Accrued payroll and related expenses	4,942	2,658
Short-term debt, net	1,472	1,472
Other current liabilities	7,328	6,308
Total current liabilities	22,864	15,769
Long-term debt, net	2,210	3,682
Other non-current liabilities	1,396	1,962
Total liabilities	26,470	21,413

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized; 29,087,714 and 28,231,054 shares issued and outstanding at June 30, 2021 and 2020, respectively	3	3
Additional paid-in capital	249,885	246,265
Accumulated deficit	(204,163)	(200,119)
Accumulated other comprehensive income	371	371
Total stockholders' equity	46,096	46,520
Total liabilities and stockholders' equity	$72,566	$67,933

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2021	2020
Net revenue	$71,477	$59,878
Cost of revenue	38,452	32,978
Gross profit	33,025	26,900
Operating expenses:
Selling, general and administrative	20,808	19,582
Research and development	11,113	9,691
Restructuring, severance and related charges	506	3,844
Acquisition-related costs	841	2,284
Amortization of purchased intangible assets	3,094	2,037
Total operating expenses	36,362	37,438
Loss from operations	(3,337)	(10,538)
Interest income (expense), net	(315)	(133)
Other expense, net	(197)	77
Loss before income taxes	(3,849)	(10,594)
Provision for income taxes	195	144
Net loss and comprehensive loss	$(4,044)	$(10,738)

Net loss per share - basic and diluted	$(0.14)	$(0.42)

Weighted-average common shares - basic and diluted	28,708	25,281

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2019	22,812	$2	$226,274	$(189,381)	$371	$37,266
Shares issued pursuant to stock awards, net	1,140	–	1,158	–	–	1,158
Tax withholding paid on behalf of employees for restricted shares	–	–	(379)	–	–	(379)
Share-based compensation	–	–	3,639	–	–	3,639
Issuance of shares related to acquisition	4,279	1	15,573	–	–	15,574
Net loss	–	–	–	(10,738)	–	(10,738)
Balance at June 30, 2020	28,231	3	246,265	(200,119)	371	46,520
Shares issued pursuant to stock awards, net	857	–	913	–	–	913
Tax withholding paid on behalf of employees for restricted shares	–	–	(877)	–	–	(877)
Share-based compensation	–	–	3,584	–	–	3,584
Net loss	–	–	–	(4,044)	–	(4,044)
Balance at June 30, 2021	29,088	$3	$249,885	$(204,163)	$371	$46,096

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2021	2020
Operating activities
Net loss	$(4,044)	$(10,738)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	3,584	3,639
Amortization of purchased intangible assets	3,094	2,037
Depreciation and amortization	817	768
Amortization of manufacturing profit in acquired inventory associated with acquisitions	7	255
Loss on disposal of property and equipment	193	16
Amortization of deferred debt issuance costs	28	18
Changes in operating assets and liabilities:
Accounts receivable	(2,104)	2,809
Inventories	(1,285)	3,365
Contract manufacturers' receivable	(1,623)	987
Prepaid expenses and other current assets	(1,590)	366
Lease right-of-use assets	1,527	1,172
Other assets	(8)	(107)
Accounts payable	3,574	(2,599)
Accrued payroll and related expenses	2,284	349
Other liabilities	(150)	(4,858)
Net cash provided by (used in) operating activities	4,304	(2,521)
Investing activities
Purchases of property and equipment	(783)	(572)
Cash payment for acquisitions, net of cash and cash equivalents acquired	–	(13,402)
Net cash used in investing activities	(783)	(13,974)
Financing activities
Net proceeds from issuances of common stock	913	1,158
Tax withholding paid on behalf of employees for restricted shares	(877)	(379)
Net proceeds from issuance of debt	–	5,886
Payment of borrowings on term loan	(1,500)	(750)
Payment of lease liabilities	(9)	(11)
Net cash (used in) provided by financing activities	(1,473)	5,904
Increase (decrease) in cash and cash equivalents	2,048	(10,591)
Cash and cash equivalents at beginning of year	7,691	18,282
Cash and cash equivalents at end of year	$9,739	$7,691
Supplemental disclosure of cash flow information
Interest paid	$297	$218
Income taxes paid	$200	$101

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

1.           Summary of Significant Accounting Policies

The Company

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global provider of software as a service (“SaaS”), engineering services, and hardware for Edge Computing, the Internet of Things (“IoT”), and Remote Environment Management (“REM”). Lantronix enables its customers to provide reliable and secure solutions while accelerating their time to market. Lantronix’s products and services dramatically simplify operations through the creation, development, deployment and management of customer projects at scale while providing quality, reliability and security.

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

Impact of COVID-19

The spread of the COVID-19 virus has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. The extent to which the COVID-19 pandemic impacts our business, operations and financial results continues to depend on numerous evolving factors that we may not be able to accurately predict and which may cause the actual results to differ from the estimates and assumptions we are required to make in the preparation of financial statements according to U.S. GAAP.

In order to protect our employee population and comply with local directives, most of our employees transitioned to remote working arrangements commencing in March 2020, and many continue to primarily work remotely as of the date hereof. To facilitate the increased data traffic associated with remote access, we have upgraded some of our information technology systems. We have also made changes relating to videoconferencing by providing most of our employees with a new videoconferencing and collaboration platform to accommodate better remote collaboration and communication. To date, remote working has not had an adverse impact on our financial results or our operations, including financial reporting and disclosure controls and procedures.

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. We do not have any assets or liabilities that were measured at fair value on a recurring basis, and during the fiscal years ended June 30, 2021 and 2020 we did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2021 and 2020. We did not have any other comprehensive income or losses during the fiscal years ended June 30, 2021 or 2020.

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

During the fourth quarter of the fiscal year ended June 30, 2021, we performed a qualitative assessment of whether goodwill impairment existed and did not determine that it was more likely than not that the fair value of our single reporting unit was less than its carrying amount.

Purchased Intangible Assets

Included within "purchased intangible assets, net" at June 30, 2021 are customer lists, developed technology, tradenames, and other intangible assets acquired in connection with various business combinations. Such capitalized costs and intangible assets are being amortized over a period of one to five years.

Long-Lived Assets and Intangible Assets

We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We estimate the future cash flows, undiscounted and without interest charges, expected to be generated by the assets from its use or eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

We recognize the impact of forfeitures on our share-based compensation expense as such forfeitures occur. Previously recognized expense is reversed for the portion of awards forfeited prior to vesting.

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

Leases

We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluate whether the lease is an operating lease or a finance lease at the commencement date. We recognize right-of-use (“ROU”) assets and lease liabilities for operating and finance leases with terms greater than 12 months. ROU assets represent our right to use an asset for the lease term, while lease liabilities represent our obligation to make lease payments. To the extent a lease includes a renewal option, we include such options in the calculation of the ROU asset and lease liability if it is reasonably assured that we will exercise the option. Operating and finance lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. To determine the present value of lease payments, we use the implicit interest rate, if it is readily determinable. Many of our leases do not provide an implicit rate, and therefore we generally use our collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Operating and finance lease ROU assets are recognized net of any lease prepayments and incentives. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense is recognized based on the effective-interest method over the lease term.

For leases that we acquire in acquisition transactions, we generally elect not to recognize assets or liabilities at the acquisition date for leases that, at the acquisition date, have a remaining lease term of 12 months or less. This includes not recognizing an intangible asset if the terms of an operating lease are favorable relative to the market terms or a liability if the terms are unfavorable relative to the market terms.

Refer to Note 9 below for additional information regarding our leases.

Advertising Expenses

Advertising expenses are recorded in the period incurred and totaled $231,000 and $185,000 for the fiscal years ended June 30, 2021 and 2020, respectively.

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

Services

Revenues from our extended warranty and services are generally recognized ratably over the applicable service period. Revenues from sales of our software-as-a-service (“SaaS”) products are recognized ratably over the applicable service period as well. Revenues from professional engineering services are generally recognized as services are performed.

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

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Years Ended June 30,
	2021	2020
	(In thousands)
IoT	$59,167	$49,911
REM	11,843	9,228
Other	467	739
	$71,477	$59,878

	Years Ended June 30,
	2021	2020
	(In thousands)
Americas	$38,638	$33,279
EMEA	17,186	15,588
APJ	15,653	11,011
	$71,477	$59,878

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Year Ended June 30,
	2021	2020

Product revenues	91%	96%
Service revenues	9%	4%

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

The following table presents the changes in our deferred revenue balance for the year ended June 30, 2021 (in thousands):

Balance, July 1, 2020	$824
New performance obligations	778
Recognition of revenue as a result of satisfying performance obligations	(511)
Balance, June 30, 2021	$1,091
Less: non-current portion of deferred revenue	(241)
Current portion, June 30, 2021	$850

We expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 4 years.

3.        Acquisition

On April 28, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Communications Systems, Inc., a Minnesota corporation (“CSI”), pursuant to which we agreed to purchase from CSI the Transition Networks (“TNI”) and Net2Edge businesses of CSI (the “Transaction”). The Transaction closed on August 2, 2021 (the “Closing Date”), with Lantronix acquiring all outstanding shares of the common stock of TNI and all of the outstanding ordinary shares of Transition Networks Europe Limited (such entity, together with TNI, the “TN Companies”) for an aggregate purchase price of up to approximately $32,028,000 consisting of (i) $25,028,000 paid in cash on the Closing Date, plus (ii) earnout payments of up to $7.0 million, payable following two successive 180-day intervals after the Closing Date based on revenue targets for the business of the TN Companies as specified in the Purchase Agreement, subject to certain adjustments and allocations as further described in the Purchase Agreement. Concurrently with the closing of the Purchase Agreement, CSI and Lantronix entered in a Transition Services Agreement under which CSI will perform administrative and IT services, and lease office, warehouse and production space to Lantronix for the TN Companies for a period of up to twelve months.

The acquisition of the TN Companies provides Lantronix with complementary IoT connectivity products and capabilities, including switching, power over ethernet and media conversion and adapter products.

We are currently evaluating the fair value of acquired assets and liabilities, including any identifiable intangible assets. We have not yet completed the initial accounting related to the Transaction as we are compiling and evaluating all of the necessary information. We expect to present a preliminary allocation of the fair value of the acquired assets and liabilities and pro forma disclosure in our Form 10-Q filing for the quarter ending September 30, 2021.

4.           Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,
	2021	2020
	(In thousands)
Finished goods	$7,738	$7,522
Raw materials	7,321	6,259
Inventories, net	$15,059	$13,781

Property and Equipment

The following table presents details of property and equipment:

	June 30,
	2021	2020
	(In thousands)
Computer, software and office equipment	$4,338	$3,992
Furniture and fixtures	633	511
Production, development and warehouse equipment	4,707	4,777
Construction-in-progress	141	–
Property and equipment, gross	9,819	9,280
Less accumulated depreciation	(8,242)	(7,693)
Property and equipment, net	$1,577	$1,587

Purchased Intangible Assets

The following table presents details of purchased intangible assets:

	June 30, 2021			June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$3,841	$(1,249)	$2,592	$3,841	$(497)	$3,344
Customer relationship	9,030	(2,267)	6,763	9,030	(726)	8,304
Order backlog	840	(840)	–	840	(384)	456
Non-compete agreements	400	(400)	–	400	(184)	216
Trademark and trade name	375	(375)	–	375	(246)	129
	$14,486	$(5,131)	$9,355	$14,486	$(2,037)	$12,449

We do not currently have any purchased intangible assets with indefinite useful lives.

As of June 30, 2021, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2022	2,240
2023	2,240
2024	2,240
2025	1,785
2026	850
Total amortization expense	$9,355

Goodwill

Our goodwill balance at June 30, 2021 and 2020 was $15,810,000.

Warranty Reserve

The following table presents details of our warranty reserve:

	Years Ended June 30,
	2021	2020
	(In thousands)
Beginning balance	$181	$116
Warranty reserve assumed from acquisition of Intrinsyc	–	118
Charged to cost of revenues	226	181
Usage	(210)	(234)
Ending balance	$197	$181

Other Liabilities

The following table presents details of our other liabilities:

	June 30,
	2021	2020
	(In thousands)
Accrued variable consideration	$1,347	$1,462
Customer deposits and refunds	1,133	628
Accrued raw materials purchases	176	272
Deferred revenue	850	658
Lease liability	1,174	1,273
Taxes payable	388	395
Warranty reserve	197	181
Accrued operating expenses	2,063	1,439
Total other current liabilities	$7,328	$6,308

Non-current
Lease liability	$1,155	$1,796
Deferred revenue	241	166
Total other non-current liabilities	$1,396	$1,962

Computation of Net Loss per Share

The following table presents the computation of net loss per share:

	Years Ended June 30,
	2021	2020
	(In thousands, except per share data)
Numerator:
Net loss	$(4,044)	$(10,738)

Denominator:
Weighted-average shares outstanding - basic and diluted	28,708	25,281

Net loss per share - basic and diluted	$(0.14)	$(0.42)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2021	2020
	(In thousands)
Common stock equivalents	823	1,675

Severance and Related Charges

The following table presents details of the liability we recorded related to restructuring, severance and related activities during the current fiscal year:

Year Ended
June 30,
2021
(In thousands)
Beginning balance	$615
Charges	506
Payments	(1,033)
Ending balance	$88

The ending balance is recorded in accrued payroll and related expenses on the accompanying consolidated balance sheet at June 30, 2021.

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2021	2020
	(In thousands)
Share consideration for acquisition of Intrinsyc	$–	$15,574
Accrued property and equipment paid for in the subsequent period	$217	$149

5.           Bank Loan Agreements

On November 12, 2019, we entered into a Second Amended and Restated Loan and Security Agreement (“Amended Agreement”) with Silicon Valley Bank (“SVB”), which amended, restated and superseded our previous agreement with SVB in its entirety.

Pursuant to the Amended Agreement, SVB made available to us a senior secured revolving line of credit of up to $6,000,000 (“Revolving Facility”) and a senior secured term loan of $6,000,000 (“Term Loan Facility”). Advances under the Revolving Facility could be borrowed from time to time prior to November 12, 2021, subject to the satisfaction of certain conditions, and could be used to fund our working capital and general business requirements. The $6,000,000 proceeds of the Term Loan Facility were drawn in full in November 2019 and were used to fund our acquisition of Intrinsyc, which occurred in January 2020. The Revolving Facility was scheduled to mature on November 12, 2021. There were no borrowings on the Revolving Facility at June 30, 2021. The Term Loan Facility was repayable over a 48 month period commencing January 1, 2020.

The interest rate on the Revolving Facility floats at a rate per annum equal to the greater of the prime rate and 5.00 percent. The interest rate on the Term Loan Facility floats at a rate per annum equal to the greater of 1.00 percent above the prime rate and 6.00 percent. We could elect to repay and reborrow the amounts outstanding under the Revolving Facility at any time prior to the maturity date of the Revolving Facility without premium or penalty. We could elect to repay the Term Loan Facility at any time without premium or penalty in minimum amounts equal to at least $1,000,000.

The following table summarizes our outstanding debt:

	June 30,
	2021	2020
	(In thousands)
Outstanding borrowings on Term Loan Facility	$3,750	$5,250
Less: Unamortized debt issuance costs	(68)	(96)
Net Carrying amount of debt	3,682	5,154
Less: Current portion	(1,472)	(1,472)
Non-current portion	$2,210	$3,682

During the year ended June 30, 2021 we recognized $278,000 of interest expense in our consolidated statements of operations related to interest and amortization of debt issuance associated with the outstanding Term Loan Facility. As discussed further below in the section entitled “New Financing Arrangements” the balance of the Term Loan Facility was fully paid off in August 2021.

The Amended Agreement included a financial covenant that required that we maintain a minimum cash balance of $3,000,000 at SVB, as measured at the end of each month. The Amended Agreement also required that we did not exceed a maximum leverage ratio, calculated as the ratio of funded debt to the consolidated trailing 12 month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions of (i) 3.0 to 1.0 for each calendar quarter ending December 31, 2019 through and including December 31, 2020, (ii) 2.5 to 1.0 for each calendar quarter ending March 31, 2021 through and including December 31, 2021, and (iii) 2.0 to 1.0 for each calendar quarter ending after January 1, 2022. We were in compliance with all covenants under the Amended Agreement as of June 30, 2021.

The following table presents certain information with respect to the Revolving Facility:

	June 30,
	2021	2020
	(In thousands)
Outstanding borrowings on the line of credit	$–	$–
Available borrowing capacity on the line of credit	$6,000	$5,602
Outstanding letters of credit	$51	$51

Our outstanding letters of credit at June 30, 2021 and 2020 were used as security deposits.

New Financing Arrangements

In connection with the Transaction on the Closing Date (refer to Note 3), we entered into (i) a Third Amended and Restated Loan and Security Agreement with SVB, pursuant to which SVB made a term loan of $17,500,000 on the Closing Date and will make available a revolving credit facility of up to $2,500,000 (the term loan facility and the revolving credit facility, the “Senior Credit Facilities”) and (ii) Mezzanine Loan and Security Agreement with SVB Innovation Credit Fund VIII, L.P. (“Lender”), pursuant to which Lender funded on the Closing Date a $12,000,000 term loan facility (the “Mezzanine Credit Facility”). The proceeds of the Senior Credit Facilities were used to refinance our outstanding obligations owing to SVB under our existing Amended Agreement discussed above, and the remaining proceeds of the Senior Credit Facility and the proceeds from the Mezzanine Facilities were used to fund the purchase price of the TN Companies, to pay related fees and expenses, and will be available for working capital and general corporate purposes.

The Senior Credit Facilities mature on August 2, 2025 and the Mezzanine Credit Facility matures on February 2, 2026. Advances under the Senior Credit Facilities bear interest at LIBOR or the Prime Rate, at the option of Lantronix, plus a margin that ranges from 3.00% to 4.00% in the case of LIBOR and 1.50% to 2.50% in the case of the Prime Rate, depending on the total leverage of the Borrowers and their subsidiaries with a LIBOR floor of 0.50% and a Prime Rate floor of 3.25%. Advances under the Mezzanine Credit Facility bear interest at LIBOR or the Prime Rate, at the option of Lantronix, plus a margin of 9.00% with a floor of 1.00% in the case of LIBOR and a margin of 7.50% with a floor of 3.50% in the case of the Prime Rate. We are also obligated to pay other customary facility fees for credit facilities of the similar size and type.

The Senior Credit Facilities and Mezzanine Credit Facility require Lantronix and its subsidiaries, on a consolidated basis, to comply with a maximum senior leverage ratio, a minimum fixed charge coverage ratio and a minimum liquidity test. In addition, the Senior Credit Facilities and the Mezzanine Credit Facility contain customary representations and warranties, affirmative and negative covenants, including covenants that limit or restrict Lantronix and its subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The Senior Credit Facilities and Mezzanine Credit Facility include a number of events of default, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults and material judgment defaults. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Senior Credit Facilities and Mezzanine Credit Facility may become due and payable immediately.

6.           Stockholders’ Equity

Stock Incentive Plans

We have stock incentive plans in effect under which non-qualified and incentive stock options to purchase shares of Lantronix common stock (“stock options”) have been granted to employees, non-employees and board members. In addition, we have previously granted restricted common stock awards (“non-vested shares”) to employees and board members under these plans. In November 2020, our stockholders voted to approve the 2020 Performance Incentive Plan (the “2020 Plan”), replacing our Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which expired in September 2020. At the 2010 Plan’s expiration date, approximately 1,097,000 shares of our common stock that remained available for award grants under the 2010 Plan became available for award grants under the 2020 Plan. An additional 2,500,000 shares our common stock are also available for award grants under the 2020 Plan. In addition, any shares of common stock subject to outstanding awards under the 2010 Plan that expire, are cancelled, or otherwise terminate after the expiration date of the 2010 Plan will be available for award grant purposes under the 2020 Plan. The 2020 Plan authorizes awards of stock options (both non-qualified and incentive), stock appreciation rights, non-vested shares, restricted stock units (“RSUs”) and performance shares. New shares are issued to satisfy stock option exercises and share issuances. At June 30, 2021, approximately 2,995,000 shares remain available for issuance under the 2020 Plan. We have also granted stock options and RSUs under individual inducement award agreements.

The Compensation Committee of our board of directors determines eligibility, vesting schedules and exercise prices for stock options and shares granted under the plans. Stock options are generally granted with an exercise price equal to the market price of our common stock on the grant date. Stock options generally have a contractual term of seven to ten years. Share-based awards generally vest and become exercisable over a one to four-year service period. As of June 30, 2021, no stock appreciation rights or non-vested stock was outstanding. No income tax benefit was realized from activity in the share-based plans during the fiscal years ended June 30, 2021 and 2020.

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

The following weighted-average assumptions were used to estimate the fair value of all of our stock option grants:

	Years Ended June 30,
	2021	2020
Expected term (in years)	7.0	4.3
Expected volatility	69%	65%
Risk-free interest rate	0.59%	1.56%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity for all of our stock options:

		Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Balance of options outstanding at June 30, 2020	2,055	$2.72
Options granted	50	4.41
Options forfeited	(38)	1.81
Options expired	(18)	2.20
Options exercised	(352)	1.79
Balance of options outstanding at June 30, 2021	1,697	$2.98	3.9	$3,699
Options exercisable at June 30, 2021	1,278	$2.71	3.5	$3,123

The following table presents a summary of grant date fair value and intrinsic value information for all of our stock options:

	Years Ended June 30,
	2021	2020
	(In thousands, except per share data)
Weighted-average grant date fair value per share	$2.84	$1.90
Intrinsic value of options exercised	$1,110	$1,850

Restricted Stock Units

The fair value of our RSUs is based on the closing market price of our common stock on the grant date.

The following table presents a summary of activity with respect to our RSUs during the fiscal year ended June 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2020	927	$3.93
Granted	400	4.69
Forfeited	(45)	3.00
Vested	(364)	3.77
Balance of RSUs outstanding at June 30, 2021	918	$4.14

Performance Stock Units

Fiscal 2021 Grant

In November 2020, we granted 415,000 RSUs with performance-based vesting requirements (“performance stock units” or “PSUs”) to certain executive employees. One third of the PSUs are eligible to vest in each of the three years beginning with the fiscal year ended June 30, 2021 if certain earnings per share and revenue targets are met.

Fiscal 2020 Grants

In October 2019, we granted 975,000 PSUs to certain executive employees. In February 2020, we granted an additional 70,000 PSUs with performance-based vesting requirements and vesting schedule identical to those granted in October 2019. One third of the PSUs are eligible to vest in each of the three years beginning in fiscal 2020 if certain earnings per share, revenue targets and market conditions are met. The estimate of the grant date fair value and related share-based compensation expense of these awards included the use of a Monte Carlo simulation. The Monte Carlo simulation incorporates estimates of the potential outcomes of the market condition of these awards, which is based on the relative total shareholder return of the Company as compared to that of the Russell Microcap Index.

The following table presents a summary of activity with respect to our PSUs during the fiscal year ended June 30, 2021:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2020	985
Granted	415
Forfeited	(115)
Vested	(201)
Balance of PSUs outstanding at June 30, 2021	1,084

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

The per share fair value of stock purchase rights granted under the ESPP was estimated using the following weighted-average assumptions:

	Years Ended June 30,
	2021	2020
Expected term (in years)	0.5	0.5
Expected volatility	62%	61%
Risk-free interest rate	0.08%	1.00%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity under our ESPP during the fiscal year ended June 30, 2021:

Year Ended
June 30, 2021
(In thousands, except per share data)
Shares available for issuance at June 30, 2020	404
Shares issued	(154)
Shares available for issuance at June 30, 2021	250
Weighted-average purchase price per share	$3.36
Intrinsic value of ESPP shares on purchase date	$225

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each applicable functional line item on our consolidated statements of operations:

	Years Ended June 30,
	2021	2020
	(In thousands)
Cost of revenues	$281	$227
Selling, general and administrative	2,719	2,959
Research and development	584	453
Total share-based compensation expense	$3,584	$3,639

The following table presents a summary of the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of June 30, 2021:

	Remaining Unrecognized Compensation Expense	Remaining Weighted-Average Years to Recognize
	(In thousands)
Stock options	$864	1.7
RSUs	3,404	2.6
PSUs	958	1.5
Common stock purchase rights under ESPP	86	0.4

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation expense will increase to the extent that we grant additional share-based awards.

7.            Retirement Plan

We have a retirement savings plan (the “Plan”) to which eligible employees may elect to make contributions through salary deferrals up to 100% of their base pay, subject to limitations. We made approximately $280,000 and $219,000 in matching contributions to participants in the Plan during the fiscal years ended June 30, 2021 and 2020, respectively.

In addition, we may make discretionary profit-sharing contributions, subject to limitations. During the fiscal years ended June 30, 2021 and 2020, we made no such contributions to the Plan.

8.            Income Taxes

The provision for income taxes consists of the following components:

	Years Ended June 30,
	2021	2020
	(In thousands)
Current:
Federal	$8	$(2)
State	5	4
Foreign	182	142
Total Current taxes	195	144
Deferred:
Federal	–	–
State	–	–
Foreign	–	–
Provision for income taxes	$195	$144

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2021	2020
	(In thousands)
United States	$(3,294)	$(7,048)
Foreign	(555)	(3,546)
Loss before income taxes	$(3,849)	$(10,594)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2021	2020
	(In thousands)
Deferred tax assets:
Tax losses and credits	$20,281	$20,640
Reserves not currently deductible	1,537	1,205
Deferred compensation	1,579	986
Inventory capitalization	748	631
Lease liabilities	459	458
Depreciation and amortization	1,572	790
Other	285	130
Gross deferred tax assets	26,461	24,840
Valuation allowance	(25,588)	(24,056)
Deferred tax assets, net	873	784
Deferred tax liabilities:
State taxes	(388)	(343)
Right-of-use assets	(485)	(441)
Deferred tax liabilities	(873)	(784)
Net deferred tax assets (liabilities)	$–	$–

We have recorded a valuation allowance against our deferred tax assets, due to uncertainties surrounding the realization of the deferred tax assets.

The following table presents a reconciliation of the provision for income taxes to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2021	2020
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(809)	$(2,224)
Increase (decrease) resulting from:
Stock options	(320)	(121)
Other permanent differences	(9)	10
Change in valuation allowance	1,285	1,467
Foreign tax credit	(84)	(67)
Global intangible low-tax income inclusion	82	86
Controlled foreign corporation inclusion	–	4
Foreign tax rate variances	299	886
Acquisition costs	53	–
Other	(302)	103
Provision for income taxes	$195	$144

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of our net operating loss (“NOL”) carryforwards and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods. Due to the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

The following table presents our NOLs:

June 30,
2021
(In thousands)
Federal	$91,974
State	$11,038

For federal income tax purposes, our NOL carryovers generated for tax years beginning before July 1, 2018 began to expire in the fiscal year ended June 30, 2021. Of our federal NOLs as of June 30, 2021 in the table above, approximately $51,862,000 will expire by June 30, 2023. Pursuant to the Tax Cuts and Jobs Act (the “2017 Act”) enacted by the U.S. federal government in December 2017, for federal income tax purposes, NOL carryovers generated for our tax years beginning after June 30, 2018 can be carried forward indefinitely but will be subject to a taxable income limitation. For state income tax purposes, our NOLs began to expire in the fiscal year ended June 30, 2013.

We continue to assert that our foreign earnings are indefinitely reinvested in our overseas operations and as such, deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries. The 2017 Act created a requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (“GILTI”), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. During the fiscal years ended June 30, 2021 and 2021, we elected to treat the tax effect of GILTI as a current-period expense when incurred.

Unrecognized Tax Benefits

The following table summarizes our liability for uncertain tax positions for the fiscal year ended June 30, 2021:

Year Ended
June 30, 2021
(In thousands)
Balance as of June 30, 2020	$6,600
Change in balances related to uncertain tax positions	–
Balance as of June 30, 2021	$6,600

At June 30, 2021, we had $6,600,000 of gross unrecognized tax benefits which was recorded as a reduction to deferred tax assets, and a corresponding reduction in our valuation allowance of $6,600,000. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the fiscal years ended June 30, 2021 and 2020, we recorded an immaterial expense for interest and penalties related to income tax matters in the provision for income taxes. At June 30, 2021, we had approximately $265,000 of accrued interest and penalties related to uncertain tax positions.

At June 30, 2021, our fiscal years ended June 30, 2018 through 2021 remain open to examination by the federal taxing jurisdiction and our fiscal years ended June 30, 2017 through 2021 remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in the fiscal year ended June 30, 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred. Our fiscal years ended June 30, 2014 through 2021 remain open to examination by foreign taxing authorities. We currently do not anticipate that the amount of unrecognized tax benefits as of June 30, 2021 will significantly increase or decrease within the next 12 months.

9.             Leases

Our leases include office buildings for various facilities worldwide which are all classified as operating leases. We also have financing leases related to some office equipment in the United States.

Components of lease expense and supplemental cash flow information:

Year Ended June 30,
2021
Components of lease expense	(In thousands)
Operating lease cost	$1,805
Financing lease cost	9

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$1,344
Cash paid for amounts included in the measurement of financing lease liabilities	$9

Right-of-use assets obtained in exchange for lease obligation	$613

The weighted-average remaining lease term is 1.3 years. The weighted-average discount rate is 6.11 percent.

Maturities of lease liabilities as of June 30, 2021 were as follows:

Years ending June 30,	Operating	Financing
	(In thousands)
2022	$1,278	$9
2023	530	9
2024	402	3
2025	198	–
2026	107	–
Total remaining lease payments	2,515	21
less: imputed interest	(207)	–
Lease liability	$2,308	$21
Reported as:
Current liabilities	$1,165	$9
Non-current liabilities	1,143	12

10.           Commitments and Contingencies

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

11.           Significant Geographic, Customer and Supplier Information

The following table presents our sales within geographic regions as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended June 30,
	2021	2020
Americas	54%	56%
Europe, Middle East, and Africa	24%	26%
Asia Pacific Japan	22%	18%
Total	100%	100%

The following table presents sales to significant countries as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended June 30,
	2021	2020
U.S. and Canada	53%	48%
Germany	10%	18%
Taiwan	6%	–*
Japan	6%	5%
Hong Kong	–*	6%

*	Less than 5%

Long-lived assets, which consists of property and equipment, net, lease right-of-use assets, purchased intangible assets, net, and goodwill by geographic area are as follows:

	June 30,
	2021	2020
	(in thousands)
U.S.	$15,737	$16,891
Canada	12,619	15,973
Rest of world	817	327
	$29,173	$33,191

Customers

The following table presents sales to our significant customers as a percentage of net revenue:

	Years Ended June 30,
	2021	2020
Top five customers (1)	37%	36%
Ingram Micro	15%	16%

(1)	Includes Ingram Micro the fiscal years ended June 30, 2021 and 2020.

No other customer represented more than 10% of our annual net revenue during these fiscal years.

Related Party Transactions

We had no net revenue from related parties for the fiscal years ended June 30, 2021 and 2020.

Suppliers

We do not own or operate a manufacturing facility. All of our products are manufactured by third-party contract manufacturers and foundries primarily located in Thailand, Taiwan and China. We have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. If these suppliers are unable to provide a timely and reliable supply of components, we could experience manufacturing delays that could adversely affect our consolidated results of operations.

