Form 10-Q
period 2021-09-30
LANTRONIX INC
filed 2021-11-12
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, there were 29,744,040 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2021, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, expectations regarding the impact of the COVID-19 pandemic and other statements regarding matters that are not historical are forward-looking statements.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, those set forth under “Risk Factors” in Item 1A of Part II of this Report, as such factors may be updated, amended or superseded from time to time by subsequent public filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$10,270	$9,739
Accounts receivable, net	21,766	13,515
Inventories	26,557	15,059
Contract manufacturers' receivables	1,149	1,960
Prepaid expenses and other current assets	3,551	2,880
Total current assets	63,293	43,153
Property and equipment, net	1,772	1,577
Goodwill	18,270	15,810
Purchased intangible assets, net	19,396	9,355
Lease right- of -use assets	2,183	2,431
Other assets	273	240
Total assets	$105,187	$72,566

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,600	$9,122
Accrued payroll and related expenses	3,894	4,942
Current portion of long-term debt, net	1,515	1,472
Other current liabilities	10,093	7,328
Total current liabilities	31,102	22,864
Long-term debt, net	27,075	2,210
Other non-current liabilities	1,376	1,396
Total liabilities	59,553	26,470

Commitments and contingencies (Note 9)	–	–

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	251,706	249,885
Accumulated deficit	(206,446)	(204,163)
Accumulated other comprehensive income	371	371
Total stockholders' equity	45,634	46,096
Total liabilities and stockholders' equity	$105,187	$72,566

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2021	2020
Net revenue	$27,705	$17,146
Cost of revenue	15,242	8,907
Gross profit	12,463	8,239
Operating expenses:
Selling, general and administrative	7,906	4,899
Research and development	4,041	2,572
Restructuring, severance and related charges	542	92
Acquisition-related costs	541	–
Amortization of purchased intangible assets	1,193	882
Total operating expenses	14,223	8,445
Loss from operations	(1,760)	(206)
Interest expense, net	(379)	(85)
Other income (expense), net	(102)	39
Loss before income taxes	(2,241)	(252)
Provision for income taxes	42	50
Net loss	$(2,283)	$(302)

Net loss per share - basic and diluted	$(0.08)	$(0.01)

Weighted-average common shares - basic and diluted	29,228	28,371

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended September 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2021	29,088	$3	$249,885	$(204,163)	$371	$46,096
Shares issued pursuant to stock awards, net	636	–	296	–	–	296
Tax withholding paid on behalf of employees for restricted shares	–	–	(206)	–	–	(206)
Fair value of warrant to purchase common stock issued with bank credit facility			250			250
Share-based compensation	–	–	1,481	–	–	1,481
Net loss	–	–	–	(2,283)	–	(2,283)
Balance at September 30, 2021	29,724	$3	$251,706	$(206,446)	$371	$45,634

	Three Months Ended September 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2020	28,231	$3	$246,265	$(200,119)	$371	$46,520
Shares issued pursuant to stock awards, net	354	–	167	–	–	167
Tax withholding paid on behalf of employees for restricted shares	–	–	(489)	–	–	(489)
Share-based compensation	–	–	603	–	–	603
Net loss	–	–	–	(302)	–	(302)
Balance at September 30, 2020	28,585	$3	$246,546	$(200,421)	$371	$46,499

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	September 30,
	2021	2020
Operating activities
Net loss	$(2,283)	$(302)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,481	603
Depreciation and amortization	230	221
Amortization of purchased intangible assets	1,193	882
Amortization of manufacturing profit in acquired inventory associated with acquisitions	180	7
Amortization of deferred debt issuance costs	107	7
Changes in operating assets and liabilities:
Accounts receivable	(3,095)	(934)
Inventories	(3,848)	(114)
Contract manufacturers' receivable	811	(214)
Prepaid expenses and other current assets	(317)	(400)
Lease right-of-use assets	426	371
Other assets	(35)	(9)
Accounts payable	4,421	1,269
Accrued payroll and related expenses	(1,057)	(268)
Other liabilities	1,270	(289)
Net cash provided by (used in) operating activities	(516)	830

Investing activities
Purchases of property and equipment	(117)	(113)
Cash payment for acquisitions, net of cash and cash equivalents acquired	(23,975)	–
Net cash used in investing activities	(24,092)	(113)

Financing activities
Net proceeds from issuances of common stock	296	167
Tax withholding paid on behalf of employees for restricted shares	(206)	(489)
Net proceeds from issuance of debt	28,801	–
Payment of borrowings on term loan	(3,750)	(375)
Payment of lease liabilities	(2)	(2)
Net cash provided by (used in) financing activities	25,139	(699)
Increase in cash and cash equivalents	531	18
Cash and cash equivalents at beginning of period	9,739	7,691
Cash and cash equivalents at end of period	$10,270	$7,709

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2021, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC on August 27, 2021. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at September 30, 2021, the consolidated results of our operations for the three months ended September 30, 2021 and our consolidated cash flows for the three months ended September 30, 2021. All intercompany accounts and transactions have been eliminated.

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

The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain reclassifications have been made to the prior fiscal year financial information to conform with the current fiscal year presentation.

Recent Accounting Pronouncements

Revenue Contracts

In October 2021, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity and inconsistency related to i) recognition of an acquired contract liability and ii) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with existing revenue recognition guidance under Accounting Standard Codification Topic (“ASC”) 606. At the acquisition date, an acquirer would assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this would result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The standard is effective for Lantronix beginning in the first quarter of our fiscal year 2024, however early adoption is permitted.

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

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended September 30,
	2021	2020
	(In thousands)
IoT	$22,831	$14,620
REM	4,766	2,402
Other	108	124
	$27,705	$17,146

	Three Months Ended September 30,
	2021	2020
	(In thousands)
Americas	$18,227	$10,929
EMEA	4,659	2,639
Asia Pacific Japan	4,819	3,578
	$27,705	$17,146

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended September 30,
	2021	2020

Product revenues	93%	94%
Service revenues	7%	6%

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

The following table presents the changes in our deferred revenue balance for the three months ended September 30, 2021 (in thousands):

Balance, June 30, 2021	$1,091
New performance obligations	233
Performance obligations acquired from acquisition	42
Recognition of revenue from satisfying performance obligations	(200)
Balance, September 30, 2021	$1,166
Less: non-current portion of deferred revenue	(303)
Current portion, September 30, 2021	$863

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 4 years.

3.        Acquisition

On April 28, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Communications Systems, Inc., a Minnesota corporation (“CSI”), pursuant to which we agreed to purchase from CSI the Transition Networks (“TNI”) and Net2Edge businesses of CSI (the “Transaction”). The Transaction closed on August 2, 2021 (the “Closing Date”), with Lantronix acquiring all outstanding shares of the common stock of TNI and all of the outstanding ordinary shares of Transition Networks Europe Limited (such entity, together with TNI, the “TN Companies”) for an aggregate purchase price of up to approximately $32,028,000 consisting of (i) $25,028,000 cash to be paid on the Closing Date, plus (ii) earnout payments of up to $7,000,000, payable following two successive 180-day intervals after the Closing Date based on revenue targets for the business of the TN Companies as specified in the Purchase Agreement, subject to certain adjustments and allocations as further described in the Purchase Agreement. Based on preliminary working capital estimates of the TN Companies at the Closing Date, we paid $24,160,000 in cash consideration. In September 2021, pursuant to working capital adjustments as outlined in the Purchase Agreement, the net cash consideration paid as of the Closing Date was adjusted to approximately $23,651,000.

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

A summary of the purchase consideration for the TN Companies is as follows (in thousands):

Cash consideration paid to CSI	$23,651
Preliminary estimated fair value of earnout consideration	346
Total purchase consideration	$23,997

We recorded the TN Companies’ tangible and intangible assets and liabilities based on their estimated fair values as of the Closing Date and allocated the remaining purchase consideration to goodwill. Our valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. Updates to the valuation of certain assets acquired and liabilities assumed, including our evaluation of certain income tax positions, may result in changes to the recorded amounts of assets and liabilities, with corresponding adjustments to goodwill in subsequent periods. We expect to complete the purchase price allocation within 12 months of the Closing Date.

The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	22
Accounts receivable, net	5,156
Inventories, net	7,830
Prepaid expense and other current assets	355
Property and equipment, net	121
Goodwill	2,460
Amortizable intangible assets	11,234
Accounts payable	(1,872)
Accrued Payroll	(9)
Other current liabilities	(1,300)
Total consideration	$23,997

The factors that contributed to a purchase price resulting in the recognition of goodwill include our belief that the Transaction will create a more diverse IoT company with respect to product offerings and our belief that we are committed to improving cost structures in accordance with our operational and restructuring plans which should result in a realization of cost savings and an improvement of overall efficiencies.

Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. We have determined that goodwill and identifiable intangible assets related to the Transaction are not deductible.

Acquisition-related costs were expensed in the periods in which the costs were incurred.

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Asset Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Customer relationships	$7,678	3.5
Developed technology	1,967	3.5
Order backlog	737	1.0
Trademarks and trade names	852	2.0

The intangible assets are amortized on a straight-line basis over the estimated weighted-average useful lives.

Valuation Methodology

The customer relationships and order backlog were valued using the multi-period excess earnings method, which estimates revenues and cash flows derived from this asset and also considers portions of the cash flows that can be attributed to the use of other supporting assets. The useful lives of customer relationships are estimated based primarily upon customer turnover data. Order backlog was estimated to be substantially fulfilled within a year of the Closing Date.

Developed technology and trademarks and trades names were valued using the relief-from-royalty method. This method is an income approach that estimates the portion of a company’s earnings attributable to an asset based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying a royalty rate to the prospective revenue attributable to the intangible asset. The resulting annual royalty payments are tax-affected and then discounted to present value.

Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•	Historical performance including sales and profitability

•	Business prospects and industry expectations

•	Estimated economic life of asset

•	Development of new technologies

•	Acquisition of new customers

•	Attrition of existing customers

•	Obsolescence of technology over time

The fair value of earnout consideration was estimated based on applying a Monte Carlo simulation method to forecast achievement of the revenue targets. This method involves many possible value outcomes which are evaluated to establish an estimated value. Key inputs in the valuation include forecasted revenue, revenue volatility and discount rate.

Supplemental Pro Forma Information

The following supplemental pro forma data summarizes our results of operations for the periods presented, as if we completed the acquisition of the TN Companies as of the first day of our fiscal year ended June 30, 2021. The supplemental pro forma data reports actual operating results adjusted to include the pro forma effect and timing of the impact of amortization expense of identified intangible assets, restructuring costs, the purchase accounting effect on inventories acquired, and transaction costs. In accordance with the pro forma acquisition date, we recorded in the three months ended September 30, 2020 supplemental pro forma data (i) cost of goods sold from manufacturing profit in acquired inventory of $180,000, (ii) acquisition related restructuring costs of $392,000 and (iii) acquisition-related costs of $541,000, with a corresponding reduction in three months ended September 30, 2021 supplemental pro forma data. Additionally, we recorded $980,000 of amortization expense in the three months ended September 30, 2020 supplemental pro forma data, and additional amortization expense of $227,000 in the three months ended September 30, 2021 supplemental pro forma data to represent amortization for the full year-to-date period.

Net sales related to products from the acquisition of the TN Companies contributed approximately 26% to 29% of our net sales for the three months ended September 30, 2021. Post-acquisition net sales and earnings on a standalone basis are generally impracticable to determine, as on the Closing Date, we began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure.

Supplemental pro forma data is as follows:

	Three Months Ended September 30,
	2021	2020
	(In thousands, except per share amounts)
Pro forma net revenue	$30,492	$25,901
Pro forma net loss	$(1,509)	$(1,685)

Pro forma net loss per share
Basic and Diluted	$(0.05)	$(0.06)

4.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	September 30,	June 30,
	2021	2021
	(In thousands)
Finished goods	$16,952	$7,738
Raw materials	9,605	7,321
Inventories	$26,557	$15,059

Other Liabilities

The following table presents details of our other liabilities:

	September 30,	June 30,
	2021	2021
	(In thousands)
Current
Accrued variable consideration	$2,027	$1,347
Customer deposits and refunds	1,192	1,133
Accrued raw materials purchases	129	176
Deferred revenue	863	850
Lease liability	1,045	1,174
Taxes payable	401	388
Warranty reserve	670	197
Other accrued operating expenses	3,766	2,063
Total other current liabilities	$10,093	$7,328

Non-current
Lease liability	$1,073	$1,155
Deferred revenue	303	241
Total other non-current liabilities	$1,376	$1,396

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended
	September 30,
	2021	2020
	(In thousands, except per share data)
Numerator:
Net loss	$(2,283)	$(302)
Denominator:
Weighted-average common shares outstanding - basic and diluted	29,228	28,371

Net loss per share - basic and diluted	$(0.08)	$(0.01)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended
	September 30,
	2021	2020
	(In thousands)
Common stock equivalents	901	896

Purchased Intangible Assets

The following table presents details of purchased intangible assets:

	September 30, 2021			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$5,808	$(1,528)	$4,280	$3,841	$(1,249)	$2,592
Customer relationships	16,708	(2,993)	13,715	9,030	(2,267)	6,763
Order backlog	1,577	(959)	618	840	(840)	–
Non-compete agreements	400	(400)	–	400	(400)	–
Trademark and trade name	1,227	(444)	783	375	(375)	–
	$25,720	$(6,324)	$19,396	$14,486	$(5,131)	$9,355

We do not currently have any purchased intangible assets with indefinite useful lives.

As of September 30, 2021, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2022 (remainder)	$4,619
2023	5,487
2024	5,034
2025	3,406
2026	850
Total amortization expense	$19,396

Restructuring, Severance and Related Charges

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Three Months Ended
September 30,
2021
(In thousands)
Beginning balance	$88
Charges	542
Payments	(233)
Ending balance	$397

The ending balance is recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheet at September 30, 2021.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2021	2020
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$185	$76
Fair value of warrant to purchase common stock issued with bank credit facility	$250	$–

5.	Warranty Reserve

The standard warranty periods we provide for our products typically range from one to five years. The majority of products acquired through the acquisition of the TN companies carry a limited lifetime warranty, which requires us to repair or replace a defective product, or offer a refund of a portion of the purchase price based on a depreciated value at our option. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and for any known or anticipated product warranty issues.

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheet:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2021	2021
	(In thousands)
Beginning balance	$197	$181
Warranty reserve assumed from acquisition of TN Companies	483	–
Charged to cost of revenue	101	226
Usage	(111)	(210)
Ending balance	$670	$197

6.	Bank Loan Agreements

In connection with the Transaction on the Closing Date (refer to Note 3), we entered into (i) a Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”), pursuant to which SVB made a term loan of $17,500,000 on the Closing Date and made available a revolving credit facility of up to $2,500,000 (the term loan facility and the revolving credit facility, the “Senior Credit Facilities”) and (ii) Mezzanine Loan and Security Agreement with SVB Innovation Credit Fund VIII, L.P. (“Lender”), pursuant to which Lender funded on the Closing Date a $12,000,000 term loan facility (the “Mezzanine Credit Facility”). As part of the Mezzanine Credit Facility, we issued the Lender a warrant to purchase approximately 64,000 shares of our common stock at a price per share of $4.695. The estimated fair value of this warrant was recorded to stockholders’ equity with the offset recorded as a discount against Mezzanine Credit Facility debt balance.

The proceeds of the Senior Credit Facilities were used to refinance our outstanding obligations owing to SVB under our prior Second Amended and Restated Loan and Security Agreement with SVB, and the remaining proceeds of the Senior Credit Facility and the proceeds from the Mezzanine Credit Facility were used to fund the purchase price of the TN Companies, to pay related fees and expenses, and will be available for working capital and general corporate purposes.

The Senior Credit Facilities mature on August 2, 2025 and the Mezzanine Credit Facility matures on February 2, 2026. Advances under the Senior Credit Facilities bear interest at LIBOR or the Prime Rate, at the option of Lantronix, plus a margin that ranges from 3.00% to 4.00% in the case of LIBOR and 1.50% to 2.50% in the case of the Prime Rate, depending on the total leverage of the Borrowers and their subsidiaries with a LIBOR floor of 0.50% and a Prime Rate floor of 3.25%. Advances under the Mezzanine Credit Facility bear interest at LIBOR or the Prime Rate, at the option of Lantronix, plus a margin of 9.00% with a floor of 1.00% in the case of LIBOR and a margin of 7.50% with a floor of 3.50% in the case of the Prime Rate. We are also obligated to pay other customary facility fees for credit facilities of similar size and type.

The following table summarizes our outstanding debt:

	September 30,	June 30,
	2021	2021
	(In thousands)
Outstanding borrowings on Term Loan Facility	$29,500	$3,750
Less: Unamortized debt issuance costs	(910)	(68)
Net Carrying amount of debt	28,590	3,682
Less: Current portion	(1,515)	(1,472)
Non-current portion	$27,075	$2,210

During the three months ended September 30, 2021, we recognized $358,000 of interest expense in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of debt issuance associated with the borrowings under the Senior Credit Facilities and Mezzanine Credit Facility.

Financial Covenants

The Senior Credit Facilities and Mezzanine Credit Facility require Lantronix to comply with a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum liquidity test. We are currently in compliance with all financial covenants.

Liquidity

The Senior Credit Facilities and Mezzanine Credit Facility require that we maintain a minimum liquidity of $5,000,000 and $3,000,000, respectively, at SVB, as measured at the end of each month.

Maximum leverage ratio

The Senior Credit Facilities require that we maintain a maximum leverage ratio, calculated as the ratio of funded debt to the consolidated trailing 12 month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions of (i) 2.50 to 1.00 for each calendar quarter ending June 30, 2021 through and including September 30, 2022, (ii) 2.25 to 1.00 for each calendar quarter ending December 31, 2022 through and including September 30, 2023, and (iii) 2.00 to 1.00 for the calendar quarter December 31, 2023 and each calendar quarter thereafter. The Mezzanine Credit Facility has similar leverage ratio requirements.

Minimum fixed charge coverage ratio

The Senior Credit Facilities require that we maintain a minimum fixed charge coverage ratio, calculated as the ratio of consolidated trailing 12 month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions, less capital expenditures and taxes paid, to the trailing twelve month principal and interest payments on all funded debt of 1.25 to 1.00 as measured at the end of each calendar quarter. The Mezzanine Credit Facility has similar requirements.

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

7.	Stockholders’ Equity

Stock Options

The following table presents a summary of activity during the three months ended September 30, 2021 with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2021	1,697	$2.98
Granted	100	5.46
Expired	(10)	1.98
Exercised	(163)	2.15
Balance of options outstanding at September 30, 2021	1,624	$3.22

Restricted Stock Units (RSUs)

The following table presents a summary of activity during the three months ended September 30, 2021 with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2021	918	$4.14
Granted	427	6.18
Vested	(121)	4.23
Forfeited	(5)	4.53
Balance of RSUs outstanding at September 30, 2021	1,219	$4.83

Performance Stock Units (PSUs)

The following table presents a summary of activity during the three months ended September 30, 2021 with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2021	1,084
Granted	569
Vested	(629)
Balance of PSUs outstanding at September 30, 2021	1,024

Employee Stock Purchase Plan (ESPP)

The following table presents a summary of activity during the three months ended September 30, 2021 under our ESPP:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2021	250
Shares issued	–
Shares available for issuance at September 30, 2021	250

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended
	September 30,
	2021	2020
	(In thousands)
Cost of revenue	$100	$58
Selling, general and administrative	1,126	445
Research and development	255	100
Total share-based compensation expense	$1,481	$603

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of September 30, 2021:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$1,000	2.2
RSUs	5,564	3.0
PSUs	2,674	1.8
Stock purchase rights under ESPP	43	0.1
	$9,281

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

8.	Income Taxes

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended
	September 30,
	2021	2020
Effective tax rate	2%	20%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of September 30, 2021 and June 30, 2021.

9.	Commitments and Contingencies

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

10.	Subsequent Events

Lease Agreement

On November 5, 2021, we entered into a building lease agreement dated November 5, 2021 (the “Lease”) with the Irvine Company, LLC. Pursuant to the Lease, we will lease approximately 13,767 square feet of office space for its corporate headquarters in Irvine, California. The Lease shall commence on the date which is the earlier to occur of: (a) the date we take possession of the premises following the completion of certain tenant improvements to the premises, but not earlier than February 1, 2022, or (b) the date we commence our regular business activities on the premises.

The term of the Lease will be 84 months from the commencement date, with an option to extend the lease for one 60-month extension period at a basic rent to be agreed upon by the parties or determined pursuant to the Lease. The initial basic rent payable under the Lease will be $28,900 per month. The basic rent is subject to customary annual rent increases. The aggregate basic rent payable under the Lease during the 84-month term is $2,700,000 million. We are also obligated to pay as additional rent our proportionate share of operating expenses, including property taxes. The Lease requires us to deliver to the Lessor an irrevocable stand-by letter of credit in the amount of $50,000 as security in the case of default.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2021, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

Unless otherwise indicated by the context, all references to the “Company” , “Lantronix,” "we", "us", and "our" in this Quarterly Report on Form 10-Q include Lantronix, Inc. and its consolidated subsidiaries.

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

Other

We categorize products that are non-focus or end-of-life as Other.

Recent Developments

Acquisition

On August 2, 2021 we acquired the Transition Networks and Net2Edge businesses (the “TN Companies”) from Communication Systems, Inc. for an aggregate purchase price of approximately $30,651,000, which includes earnout payments of up to $7,000,000 depending on the achievement of certain revenue targets for the TN Companies. The TN Companies provide us with complementary IoT connectivity products and capabilities, including switching, power over ethernet and media conversion and adapter products. In connection with the closing of the acquisition, we entered into new loan agreements with Silicon Valley Bank (“SVB”) which included (i) a new term loan of $17,500,000 with an available revolving credit facility of up to $2,500,000 and (ii) a second term loan of $12,000,000.

Refer to Notes 3 and 6 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which are incorporated herein by reference, for additional discussions regarding the August 2021 acquisition of the TN Companies and related financing arrangements, respectively.

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

Overall, in light of the changing nature and continuing uncertainty around the COVID-19 pandemic, our ability to predict the impact of the COVID-19 pandemic on our business in future periods remains limited. The full effects of the pandemic on our business are unlikely to be fully realized, or reflected in our financial results, until future periods.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, restructuring charges, valuation of deferred income taxes, business combinations, goodwill and intangible assets and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for the year ended June 30, 2021 and filed with the Securities and Exchange Commission (the “SEC”) on August 27, 2021 (the “Form 10-K”) and have not changed significantly during the three months ended September 30, 2021 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Summary

In the three months ended September 30, 2021, our net revenue increased by $10,559,000, or 61.6%, compared to the three months ended September 30, 2020. The increase in net revenue was driven by a 56.2% increase in net revenue in our IoT product line, as well as a 98.4% increase in net revenue in our REM product line. We had a net loss of $2,283,000 for the three months ended September 30, 2021 compared to a net loss of $302,000 for the three months ended September 30, 2020. The increase in net loss was primarily driven by an increase in costs directly related to the acquisition of the TN Companies and share-based compensation.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
IoT	$22,831	82.4%	$14,620	85.3%	$8,211	56.2%
REM	4,766	17.2%	2,402	14.0%	2,364	98.4%
Other	108	0.4%	124	0.7%	(16)	(12.9%	)
	$27,705	100.0%	$17,146	100.0%	$10,559	61.6%

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Americas	$18,227	65.8%	$10,929	63.7%	$7,298	66.8%
EMEA	4,659	16.8%	2,639	15.4%	2,020	76.5%
APJ	4,819	17.4%	3,578	20.9%	1,241	34.7%
	$27,705	100.0%	$17,146	100.0%	$10,559	61.6%

IoT

Net revenue from our IoT product line for the three months ended September 30, 2021 increased compared to the three months ended September 30, 2020 primarily due to the contribution of product sales from the acquisition of the TN Companies mostly in the Americas region. Net sales related to products from the acquisition of the TN Companies contributed approximately 26% to 29% of our net sales from our IoT product line for the three months ended September 30, 2021. We also experienced growth in our engineering services business and increased unit sales in our xPico product family. The overall increase in net revenues was partially offset by a decrease in unit sales in various product families, including (i) XPort in the Americas region and (ii) WiPort in APJ.

REM

Net revenue from our REM product line for the three months ended September 30, 2021 increased compared to the three months ended September 30, 2020 due primarily to increased unit sales of our SLC8000 product family in the Americas region. We also experienced smaller growth in unit sales in both our Spider and EMG product families.

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

The following table presents our gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$12,463	45.0%	$8,239	48.1%	$4,224	51.3%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended September 30, 2021 decreased compared to the three months ended September 30, 2020 due primarily to our revenue mix. We saw growth in sales of our engineering services revenues, which typically carry lower gross margin than our hardware and software solutions. Gross margin for the three months ended September 30, 2021 was also negatively impacted by (i) higher supply chain costs (ii) reduced unit sales in some of our legacy products, such as XPort and WiPort, which typically have higher margins, and (iii) the amortization of unrealized profit in acquired inventory in the amount of approximately $180,000.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,430		$3,179		$1,251	39.4%
Professional fees and outside services	1,318		588		730	124.1%
Advertising and marketing	501		190		311	163.7%
Facilities and insurance	278		382		(104)	(27.2%	)
Share-based compensation	1,126		445		681	153.0%
Other	253		115		138	120.0%
Selling, general and administrative	$7,906	28.5%	$4,899	28.6%	$3,007	61.4%

Selling, general and administrative expenses for the three months ended September 30, 2021 increased when compared to the three months ended September 30, 2020 primarily due to (i) higher personnel-related expenses as we added headcount from the acquisition of the TN Companies, (ii) increased professional fees and outside services costs for legal and other services, as well as transition services fees paid to the seller for the acquisition of the TN Companies, and (iii) increased share-based compensation expense due to additional grants of performance stock units and other stock awards with higher fair values compared to the prior year.

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

The following table presents our research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,520		$1,951		$569	29.2%
Facilities	508		266		242	91.0%
Outside services	321		39		282	723.1%
Product certifications	235		66		169	256.1%
Share-based compensation	255		100		155	155.0%
Other	202		150		52	34.7%
Research and development	$4,041	14.6%	$2,572	15.0%	$1,469	57.1%

Research and development expenses for the three months ended September 30, 2021 increased when compared to the three months ended September 30, 2020 primarily due to (i) an increase in personnel-related costs driven by additions to headcount from both the TN Companies acquisition and internal growth, (ii) higher facility-related costs as we opened our new facility in Germany and expanded our engineering teams, and (iii) increased outside services costs primarily related to the timing of product development projects requiring outsourced engineering resources.

Restructuring, Severance and Related Charges

During the three months ended September 30, 2021, we incurred charges of approximately $542,000 related to headcount reductions and restructuring of certain non-essential operations. During the period, we initiated a plan to realign certain personnel resources to better fit our current business needs, particularly related to cost savings and synergies to be gained from the acquisition of the TN Companies.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and synergies related to our acquisitions and general business operations.

Acquisition-Related Costs

During the three months ended September 30, 2021, we incurred approximately $541,000 of costs in connection with the acquisition of the TN Companies. These costs were mainly comprised of banking, legal and other professional fees. Similar fees were not incurred during the three months ended September 30, 2020.

Interest Income (Expense), Net

For the three months ended September 30, 2021, we incurred net interest expense due to borrowings on our credit facilities. We also earn interest income on our domestic cash balance.

Other Income (Expense), Net

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	September 30,	June 30,
	2021	2021	Change
	(In thousands)
Working capital	$32,191	$20,289	$11,902
Cash, cash equivalents, and restricted cash	$10,270	$9,739	$531

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

Bank Loan Agreements

Our Third Amended and Restated Loan and Security Agreement with SVB provides for (i) a new term loan of $17,500,000 with an available revolving credit facility of up to $2,500,000 and (ii) a second term loan of $12,000,000. As of September 30, 2021, $29,500,000 in borrowings were outstanding under our term loans with SVB. Refer to Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of our loan agreements.

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2021	2020	Change
	(In thousands)
Net cash provided by (used in) operating activities	$(516)	$830	$(1,346)
Net cash used in investing activities	(24,092)	(113)	(23,979)
Net cash provided by (used in) financing activities	25,139	(699)	25,838

Operating Activities

Cash used in operating activities during the three months ended September 30, 2021 increased compared to the prior year period as a result of an increase in our net loss, which was mainly driven by an increase in operating expenses. For the three months ended September 30, 2021, our net loss included $3,191,000 of non-cash charges, while the changes in operating assets and liabilities used net cash of $1,424,000.

Our net inventories increased by $11,498,000, or 76.4%, from June 30, 2021 to September 30, 2021. Of this increase, $7,830,000 of net inventories were acquired in the TN Companies acquisition. The remainder of the increase resulted primarily from a build-up of finished goods and critical long-lead time components as we continue to experience lead time and supply constraints.

Accounts receivable increased by $8,251,000, or 61.1%, from June 30, 2021 to September 30, 2021, of which $5,156,000 was acquired in the TN Companies acquisition. The remainder of the increase is primarily due to the increase and timing of our sales and related payments from customers.

Accounts payable increased by $6,478,000, or 71.0%, from June 30, 2021 to September 30, 2021, of which $1,872,000 was acquired in the TN Companies acquisition. The remainder of the increase is primarily due to the increase and timing of our inventory purchases and related payments to our vendors.

Investing Activities

Net cash used in investing activities during the three months ended September 30, 2021 was driven by the acquisition of the TN Companies, which used net cash of $23,975,000. We also used cash for the purchase of property and equipment, primarily related to various tooling and test equipment.

Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2021 was primarily the result of the $29,500,000 in gross proceeds received from our credit facilities with SVB, partially offset by the repayment of our previous term loan in the amount of $3,750,000. Additionally, cash was provided by stock option exercises by employees.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC on August 27, 2021.  There have been no material changes to the risks and uncertainties previously disclosed in such Annual Report on Form 10-K.

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

In addition, the impact of the COVID-19 pandemic and measures to prevent its spread subject us to various risks and uncertainties that could materially adversely affect our business, results of operations and financial condition, including the following:

•	significant volatility or decreases in the demand for our products or extended sales cycles;
•	changes in customer behavior and preferences, as customers may experience financial difficulties and/or may delay orders or reduce their spending in light of COVID-19;
•	adverse impacts on our ability to distribute or deliver our products or services, including due to the negative impact of COVID-19 on air travel, as well as temporary disruptions, restrictions or closures of the facilities of our suppliers or customers and their contract manufacturers;
•	further disruptions in our contract manufacturers’ ability to manufacture our products, as some contract manufacturers and suppliers of materials used in the production of our products are located in areas more severely impacted by COVID-19, which has limited and could further limit our ability to obtain sufficient materials to produce and manufacture our products; and
•	volatility in the availability of raw materials and components that our contract manufacturers purchase and volatility in raw material and other input costs.

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

Future operating results depend upon our ability to timely obtain components in sufficient quantities and on acceptable terms.

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

Our software offerings are subject to risks that differ from those facing our hardware products.

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

The nature of our products, customer base and sales channels causes us to lack visibility into future demand for our products, which makes it difficult for us to forecast our manufacturing and inventory requirements.

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

To remain competitive, we must continue to make significant investments to operate our business and develop our products. Our future capital requirements will depend on many factors, including the timing and amount of our net revenue, research and development expenditures, expenses associated with any strategic partnerships or acquisitions and infrastructure investments, and expenses related to litigation, each of which could negatively affect our ability to generate additional cash from operations. If cash generated from operations is insufficient to satisfy our working capital requirements, we may need to raise additional capital. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including, but not limited to:

•	to fund working capital requirements;
•	to update, enhance or expand the range of products we offer;
•	to refinance existing indebtedness;
•	to increase our sales and marketing activities; or
•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

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

The terms of our Senior Credit Facilities and Mezzanine Credit Facility may restrict our financial and operational flexibility and, in certain cases, our ability to operate.

The terms of our Senior Credit Facilities and Mezzanine Credit Facility restrict, among other things, our ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. Further, we are currently and may in the future be required to maintain specified financial ratios, including pursuant to a maximum senior leverage ratio, a minimum fixed charge coverage ratio or a minimum liquidity test. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to our amended credit agreement and the related loan and security agreement, we have pledged substantially all of our assets to our senior lender, SVB, and our junior lender, SVB Innovation Credit Fund VIII, L.P.

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

On August 2, 2021, in connection with our entry into the Mezzanine Credit Facility, we issued to SVB a warrant to purchase 64,000 shares of our common stock in a transaction exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. The warrants have an initial exercise price of $4.695 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

10.1	2020 Non-Employee Director Compensation Policy	X

10.2	Warrant to Purchase Common Stock issued to SVB Innovation Credit Fund VIII, L.P.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: November 11, 2021	By:	/s/ PAUL PICKLE
Paul Pickle
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 11, 2021	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

