Form 10-Q
period 2021-12-31
LANTRONIX INC
filed 2022-02-11
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 3, 2022, there were 34,645,850 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

December 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended December 31, 2021, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, expectations regarding the impact of the COVID-19 pandemic and other statements regarding matters that are not historical are forward-looking statements.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$36,364	$9,739
Accounts receivable, net	23,865	13,515
Inventories	29,369	15,059
Contract manufacturers' receivables	1,752	1,960
Prepaid expenses and other current assets	2,987	2,880
Total current assets	94,337	43,153
Property and equipment, net	1,829	1,577
Goodwill	18,757	15,810
Purchased intangible assets, net	17,516	9,355
Lease right-of-use assets	1,788	2,431
Other assets	251	240
Total assets	$134,478	$72,566

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,306	$9,122
Accrued payroll and related expenses	5,103	4,942
Current portion of long-term debt, net	1,466	1,472
Other current liabilities	10,288	7,328
Total current liabilities	30,163	22,864
Long-term debt, net	26,520	2,210
Other non-current liabilities	1,286	1,396
Total liabilities	57,969	26,470

Commitments and contingencies (Note 9)	–	–

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	284,976	249,885
Accumulated deficit	(208,841)	(204,163)
Accumulated other comprehensive income	371	371
Total stockholders' equity	76,509	46,096
Total liabilities and stockholders' equity	$134,478	$72,566

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net revenue	$33,681	$16,585	$61,386	$33,731
Cost of revenue	19,241	9,589	34,483	18,496
Gross profit	14,440	6,996	26,903	15,235
Operating expenses:
Selling, general and administrative	8,935	4,853	16,841	9,752
Research and development	4,310	2,449	8,351	5,021
Restructuring, severance and related charges	167	137	709	229
Acquisition-related costs	68	–	609	–
Fair value remeasurement of earnout consideration	1,259	–	1,259	–
Amortization of purchased intangible assets	1,440	879	2,633	1,761
Total operating expenses	16,179	8,318	30,402	16,763
Loss from operations	(1,739)	(1,322)	(3,499)	(1,528)
Interest expense, net	(595)	(82)	(974)	(167)
Other income (expense), net	45	2	(57)	41
Loss before income taxes	(2,289)	(1,402)	(4,530)	(1,654)
Provision for income taxes	106	57	148	107
Net loss	$(2,395)	$(1,459)	$(4,678)	$(1,761)

Net loss per share - basic and diluted	$(0.08)	$(0.05)	$(0.15)	$(0.06)

Weighted-average common shares - basic and diluted	31,848	28,661	30,540	28,516

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended December 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2021	29,724	$3	$251,706	$(206,446)	$371	$45,634
Shares issued pursuant to equity offering, net	4,700	–	32,593	–	–	32,593
Shares issued pursuant to stock awards, net	220	–	367	–	–	367
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,440)	–	–	(1,440)
Fair value of warrants to purchase common stock issued with bank credit facility			250			250
Share-based compensation	–	–	1,500	–	–	1,500
Net loss	–	–	–	(2,395)	–	(2,395)
Balance at December 31, 2021	34,644	$3	$284,976	$(208,841)	$371	$76,509

	Three Months Ended December 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2020	28,585	$3	$246,546	$(200,421)	$371	$46,499
Shares issued pursuant to stock awards, net	182	–	268	–	–	268
Tax withholding paid on behalf of employees for restricted shares	–	–	(86)	–	–	(86)
Share-based compensation	–	–	891	–	–	891
Net loss	–	–	–	(1,459)	–	(1,459)
Balance at December 31, 2020	28,767	$3	$247,619	$(201,880)	$371	$46,113

	Six Months Ended December 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2021	29,088	$3	$249,885	$(204,163)	$371	$46,096
Shares issued pursuant to equity offering, net	4,700	–	32,593	–	–	32,593
Shares issued pursuant to stock awards, net	856	–	663	–	–	663
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,646)	–	–	(1,646)
Fair value of warrants to purchase common stock issued with bank credit facility			500			500
Share-based compensation	–	–	2,981	–	–	2,981
Net loss	–	–	–	(4,678)	–	(4,678)
Balance at December 31, 2021	34,644	$3	$284,976	$(208,841)	$371	$76,509

	Six Months Ended December 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2020	28,231	$3	$246,265	$(200,119)	$371	$46,520
Shares issued pursuant to stock awards, net	536	–	435	–	–	435
Tax withholding paid on behalf of employees for restricted shares	–	–	(575)	–	–	(575)
Share-based compensation	–	–	1,494	–	–	1,494
Net loss	–	–	–	(1,761)	–	(1,761)
Balance at December 30, 2020	28,767	$3	$247,619	$(201,880)	$371	$46,113

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	December 31,
	2021	2020
Operating activities
Net loss	$(4,678)	$(1,761)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	2,981	1,494
Depreciation and amortization	463	442
Amortization of purchased intangible assets	2,633	1,761
Amortization of manufacturing profit in acquired inventory associated with acquisitions	380	7
Loss on disposal of property and equipment	3	–
Amortization of deferred debt issuance costs	191	14
Fair value remeasurement of earnout consideration	1,259	–
Changes in operating assets and liabilities:
Accounts receivable	(5,194)	(1,887)
Inventories	(6,860)	(309)
Contract manufacturers’ receivable	208	(530)
Prepaid expenses and other current assets	247	(332)
Lease right-of-use assets	821	746
Other assets	(13)	(12)
Accounts payable	2,277	1,986
Accrued payroll and related expenses	152	(341)
Warranty reserve	–	–
Other liabilities	(275)	(165)
Net cash (used in) provided by operating activities	(5,405)	1,113
Investing activities
Purchases of property and equipment	(560)	(289)
Cash payment for acquisitions, net of cash and cash equivalents acquired	(23,629)	–
Net cash used in investing activities	(24,189)	(289)
Financing activities
Net proceeds from issuances of common stock	33,256	435
Tax withholding paid on behalf of employees for restricted shares	(1,646)	(575)
Net proceeds from issuance of debt	28,800	–
Payment of borrowings on term loan	(4,187)	(750)
Payment of lease liabilities	(4)	(4)
Net cash provided by (used in) financing activities	56,219	(894)
Increase (decrease) in cash and cash equivalents	26,625	(70)
Cash and cash equivalents at beginning of period	9,739	7,691
Cash and cash equivalents at end of period	$36,364	$7,621

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2021, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC on August 27, 2021. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at December 31, 2021, the consolidated results of our operations for the three and six months ended December 31, 2021 and our consolidated cash flows for the six months ended December 31, 2021. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The inputs into certain of these estimates and assumptions include the consideration of the economic impact of the COVID-19 pandemic. Actual results could differ materially from these estimates, and such differences could affect the results of operations reported in future periods. As the impact of the COVID-19 pandemic continues to develop, many of these estimates could require increased judgment and carry a higher degree of variability and volatility, and may change materially in future periods.

The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

We derive a portion of our revenues from engineering and related consulting service contracts with customers. Revenues from professional engineering services are generally recognized as services are performed. These contracts generally include performance obligations in which control is transferred over time because the customer either simultaneously receives and consumes the benefits provided or our performance on the contract creates or enhances an asset that the customer controls. These contracts typically provide services on the following basis:

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

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(In thousands)
IoT	$28,521	$13,402	$51,352	$28,022
REM	4,977	3,095	9,743	5,497
Other	183	88	291	212
	$33,681	$16,585	$61,386	$33,731

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(In thousands)
Americas	$20,073	$8,023	$38,300	$18,952
EMEA	5,751	4,740	10,410	7,379
Asia Pacific Japan	7,857	3,822	12,676	7,400
	$33,681	$16,585	$61,386	$33,731

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Product revenues	96%	93%	95%	93%
Service revenues	4%	7%	5%	7%

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

The following table presents the changes in our deferred revenue balance for the six months ended December 31, 2021 (in thousands):

Balance, June 30, 2021	$1,091
New performance obligations	491
Performance obligations acquired from acquisition	42
Recognition of revenue from satisfying performance obligations	(653)
Balance, December 31, 2021	971
Less: non-current portion of deferred revenue	(366)
Current portion, December 31, 2021	$605

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

A summary of the purchase consideration for the TN Companies is as follows (in thousands):

Cash consideration paid to CSI	$23,651
Preliminary estimated fair value of earnout consideration	393
Total purchase consideration	$24,044

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

During the three months ended December 31, 2021, based on additional analysis and refinements to our estimates, we adjusted the preliminary purchase price allocation as of the Closing Date to (i) increase the estimated fair value of earnout consideration by $47,000 and (ii) decrease amortizable intangible assets by $440,000. These adjustments resulted in a net offsetting increase to goodwill of $487,000. We do not believe this had a material effect on our consolidated financial statements.

The updated preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$22
Accounts receivable, net	5,156
Inventories, net	7,830
Prepaid expense and other current assets	355
Property and equipment, net	121
Goodwill	2,947
Amortizable intangible assets	10,794
Accounts payable	(1,872)
Accrued Payroll	(9)
Other current liabilities	(1,300)
Total consideration	$24,044

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

Acquisition-related costs were expensed in the periods in which the costs were incurred.

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Asset Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Customer relationships	$7,467	3.5
Developed technology	1,890	3.5
Order backlog	567	1.0
Trademarks and trade names	870	2.0

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

Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•	Historical performance including sales and profitability

•	Business prospects and industry expectations

•	Estimated economic life of the asset

•	Development of new technologies

•	Acquisition of new customers

•	Attrition of existing customers

•	Obsolescence of technology over time

The fair value of earnout consideration was estimated based on applying a Monte Carlo simulation method to forecast achievement of the revenue targets. This method involves many possible value outcomes which are evaluated to establish an estimated value. Key inputs in the valuation include forecasted revenue, revenue volatility and discount rate.

Remeasurement of Earnout Consideration

During the three months ended December 31, 2021, the estimated fair value of the earnout consideration was remeasured to $1,652,000 based on our updated expectations of achieving the revenue targets for the business of the TN Companies. The adjustment of $1,259,000 was recorded within our operating expenses in the accompanying unaudited condensed consolidated statement of operations.

Supplemental Pro Forma Information

The following supplemental pro forma data summarizes our results of operations for the periods presented, as if we completed the acquisition of the TN Companies as of the first day of our fiscal year ended June 30, 2021. The supplemental pro forma data reports actual operating results adjusted to include the pro forma effect and timing of the impact of amortization expense of identified intangible assets, restructuring costs, the purchase accounting effect on inventories acquired, and transaction costs. In accordance with the pro forma acquisition date, we recorded in the six months ended December 31, 2020 supplemental pro forma data (i) cost of goods sold from manufacturing profit in acquired inventory of $380,000, (ii) acquisition related restructuring costs of $503,000 and (iii) acquisition-related costs of $609,000, with a corresponding reduction in six months ended December 31, 2021 supplemental pro forma data. Additionally, we recorded $1,838,000 of amortization expense in the six months ended December 31, 2020 supplemental pro forma data, and additional amortization expense of $88,000 in the six months ended December 31, 2021 supplemental pro forma data to represent amortization for the full fiscal year-to-date period.

Net sales related to products from the acquisition of the TN Companies contributed slightly over 25% of our total net sales for the six months ended December 31, 2021. Post-acquisition net sales and earnings on a standalone basis are generally impracticable to determine, as on the Closing Date, we began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure.

Supplemental pro forma data is as follows:

	Six Months Ended December 31,
	2021	2020
	(In thousands, except per share amounts)
Pro forma net revenue	$64,173	$51,404
Pro forma net loss	$(3,386)	$(3,392)

Pro forma net loss per share
Basic and Diluted	$(0.11)	$(0.12)

4.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	December 31,	June 30,
	2021	2021
	(In thousands)
Finished goods	$16,309	$7,738
Raw materials	13,060	7,321
Inventories	$29,369	$15,059

Other Liabilities

The following table presents details of our other liabilities:

	December 31,	June 30,
	2021	2021
	(In thousands)
Current
Accrued variable consideration	$1,984	$1,347
Customer deposits and refunds	1,130	1,133
Accrued raw materials purchases	123	176
Deferred revenue	605	850
Lease liability	801	1,174
Taxes payable	428	388
Warranty reserve	635	197
Other accrued operating expenses	4,582	2,063
Total other current liabilities	$10,288	$7,328

Non-current
Lease liability	$920	$1,155
Deferred revenue	366	241
Total other non-current liabilities	$1,286	$1,396

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
	(In thousands, except per share data)
Numerator:
Net loss	$(2,395)	$(1,459)	$(4,678)	$(1,761)
Denominator:
Weighted-average common shares outstanding - basic and diluted	31,848	28,661	30,540	28,516

Net loss per share - basic and diluted	$(0.08)	$(0.05)	$(0.15)	$(0.06)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
	(In thousands)
Common stock equivalents	1,334	693	1,137	917

Purchased Intangible Assets

The following table presents details of purchased intangible assets:

	December 31, 2021			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$5,731	$(1,847)	$3,884	$3,841	$(1,249)	$2,592
Customer relationships	16,498	(3,890)	12,608	9,030	(2,267)	6,763
Order backlog	1,406	(1,073)	333	840	(840)	–
Non-compete agreements	400	(400)	–	400	(400)	–
Trademark and trade name	1,245	(554)	691	375	(375)	–
	$25,280	$(7,764)	$17,516	$14,486	$(5,131)	$9,355

We do not currently have any purchased intangible assets with indefinite useful lives.

As of December 31, 2021, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2022 (remainder)	$2,958
2023	5,400
2024	4,952
2025	3,358
2026	848
Total amortization expense	$17,516

Restructuring, Severance and Related Charges

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Six Months Ended
December 31,
2021
(In thousands)
Beginning balance	$88
Charges	709
Payments	(507)
Ending balance	$290

The ending balance is recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheet at December 31, 2021.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	December 31,
	2021	2020
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$35	$155
Fair value of warrants to purchase common stock issued with bank credit facility	$500	$–
Fair value of earnout consideration from TNI acquisition at the Closing Date	$393	$–

5.	Warranty Reserve

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

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheet:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2021	2021
	(In thousands)
Beginning balance	$197	$181
Warranty reserve assumed from acquisition of TN Companies	483	–
Charged to cost of revenue	169	226
Usage	(214)	(210)
Ending balance	$635	$197

6.	Bank Loan Agreements

In connection with the Transaction on the Closing Date (refer to Note 3), we entered into (i) a Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”), pursuant to which SVB made a term loan of $17,500,000 on the Closing Date and made available a revolving credit facility of up to $2,500,000 (the term loan facility and the revolving credit facility, the “Senior Credit Facilities”) and (ii) Mezzanine Loan and Security Agreement with SVB Innovation Credit Fund VIII, L.P. (“Lender”), pursuant to which Lender funded on the Closing Date a $12,000,000 term loan facility (the “Mezzanine Credit Facility”). As part of the Mezzanine Credit Facility, we issued the Lender two warrants, each to purchase approximately 64,000 shares of our common stock at a price per share of $4.695. The estimated fair value of the warrants was recorded to stockholders’ equity with the offset recorded as a discount against the Mezzanine Credit Facility debt balance. Substantially all of our tangible and intangible assets are pledged as collateral against these credit facilities.

The proceeds of the Senior Credit Facilities were used to refinance our outstanding obligations owing to SVB under our prior Second Amended and Restated Loan and Security Agreement with SVB, and the remaining proceeds of the Senior Credit Facilities and the proceeds from the Mezzanine Credit Facility were used to fund the purchase price of the TN Companies, to pay related fees and expenses, and also separately for working capital and general corporate purposes.

The Senior Credit Facilities mature on August 2, 2025 and the Mezzanine Credit Facility matures on February 2, 2026. Advances under the Senior Credit Facilities bear interest at LIBOR or the Prime Rate, at the option of Lantronix, plus a margin that ranges from 3.00% to 4.00% in the case of LIBOR and 1.50% to 2.50% in the case of the Prime Rate, depending on our total leverage with a LIBOR floor of 0.50% and a Prime Rate floor of 3.25%. Advances under the Mezzanine Credit Facility bear interest at LIBOR or the Prime Rate, at the option of Lantronix, plus a margin of 9.00% with a floor of 1.00% in the case of LIBOR and a margin of 7.50% with a floor of 3.50% in the case of the Prime Rate. We are also obligated to pay other customary facility fees for credit facilities of similar size and type.

The following table summarizes our outstanding debt:

	December 31,	June 30,
	2021	2021
	(In thousands)
Outstanding borrowings on credit facilities	$29,062	$3,750
Less: Unamortized debt issuance costs	(1,076)	(68)
Net Carrying amount of debt	27,986	3,682
Less: Current portion	(1,466)	(1,472)
Non-current portion	$26,520	$2,210

During the three and six months ended December 31, 2021, we recognized $565,000 and $920,000 of interest expense, respectively, in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of debt issuance associated with the borrowings under the Senior Credit Facilities and Mezzanine Credit Facility.

Financial Covenants

The Senior Credit Facilities and Mezzanine Credit Facility require Lantronix to comply with a minimum liquidity test, a maximum leverage ratio and a minimum fixed charge coverage ratio. We are currently in compliance with all financial covenants.

Liquidity

The Senior Credit Facilities and Mezzanine Credit Facility require that we maintain a minimum liquidity of $5,000,000 and $3,000,000, respectively, at SVB, as measured at the end of each month.

Maximum leverage ratio

The Senior Credit Facilities require that we maintain a maximum leverage ratio, calculated as the ratio of funded debt to the consolidated trailing 12 month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions of (i) 2.50 to 1.00 for each calendar quarter ending June 30, 2021 through and including September 30, 2022, (ii) 2.25 to 1.00 for each calendar quarter ending December 31, 2022 through and including September 30, 2023, and (iii) 2.00 to 1.00 for the calendar quarter December 31, 2023 and each calendar quarter thereafter. The Mezzanine Credit Facility requires that we maintain a maximum leverage ratio, calculated as the ratio of funded debt to the consolidated trailing 12 month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions of (i) 4.25 to 1.00 for each calendar quarter ending June 30, 2021 through and including March 31, 2022, (ii) 3.75 to 1.00 for each calendar quarter ending June 30, 2022 through and including March 31, 2023, and (iii) 3.50 to 1.00 for the calendar quarter June 30, 2023 and each calendar quarter thereafter.

Minimum fixed charge coverage ratio

The Senior Credit Facilities require that we maintain a minimum fixed charge coverage ratio, calculated as the ratio of consolidated trailing 12 month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions, less capital expenditures and taxes paid, to the trailing twelve month principal and interest payments on all funded debt of 1.25 to 1.00 as measured at the end of each calendar quarter. The Mezzanine Credit Facility requires that we maintain a minimum fixed charge coverage ratio, calculated as the ratio of consolidated trailing 12 month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions, less capital expenditures and taxes paid, to the trailing twelve month principal and interest payments on all funded debt of 1.10 to 1.00 as measured at the end of each calendar quarter.

In addition, both the Senior Credit Facilities and the Mezzanine Credit Facility contain customary representations and warranties, affirmative and negative covenants, including covenants that limit or restrict Lantronix and its subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The Senior Credit Facilities and Mezzanine Credit Facility include a number of events of default, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults and material judgment defaults. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Senior Credit Facilities and Mezzanine Credit Facility may become due and payable immediately.

7.	Stockholders’ Equity

Public Offering

On November 18, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with TL Investment GmbH (“TL Investment”) and Canaccord Genuity LLC, as representative of the several underwriters named therein (together, the “Underwriters”), relating to the Company’s offer and sale of 4,700,000 shares (the “Firm Shares”) of our common stock, $0.0001 par value per share, at an initial price to the public of $7.50 per share. In addition, TL Investment granted the Underwriters a 30-day option to purchase up to an additional 705,000 shares (the “Option Shares”) of our common stock held by TL Investment at the public offering price, less the underwriting discounts. On November 18, 2021, the Underwriters exercised their option to purchase the Option Shares from TL Investment in full. On November 22, 2021, we issued and delivered the Firm Shares and TL Investment delivered the Option Shares.

Net proceeds to Lantronix from the offering of the Firm Shares, after deducting the underwriting discount and offering expenses, were approximately $32,600,000.

Stock Options

The following table presents a summary of activity during the six months ended December 31, 2021 with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2021	1,697	$2.98
Granted	100	5.46
Expired	(11)	2.04
Exercised	(210)	2.13
Balance of options outstanding at December 31, 2021	1,576	$3.26

Restricted Stock Units (RSUs)

The following table presents a summary of activity during the six months ended December 31, 2021 with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2021	918	$4.14
Granted	533	6.62
Vested	(10)	4.54
Forfeited	(231)	4.18
Balance of RSUs outstanding at December 31, 2021	1,210	$5.20

Performance Stock Units (PSUs)

The following table presents a summary of activity during the six months ended December 31, 2021 with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2021	1,084
Granted	575
Vested	(629)
Balance of PSUs outstanding at December 31, 2021	1,030

Employee Stock Purchase Plan (ESPP)

The following table presents a summary of activity during the six months ended December 31, 2021 under our ESPP:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2021	250
Shares issued	(64)
Shares available for issuance at December 31, 2021	186

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
	(In thousands)
Cost of revenue	$100	$85	$200	$143
Selling, general and administrative	1,178	671	2,304	1,116
Research and development	222	135	477	235
Total share-based compensation expense	$1,500	$891	$2,981	$1,494

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of December 31, 2021:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$889	2.0
RSUs	4,985	2.8
PSUs	2,141	1.5
Stock purchase rights under ESPP	141	0.4
	$8,156

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Effective tax rate	5%	4%	3%	6%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2021 and June 30, 2021.

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

Lease Agreement

In November 2021, we entered into a building lease agreement (the “Lease”) in which we will lease approximately 13,767 square feet of office space for our corporate headquarters in Irvine, California. The Lease is to commence on the date which is the earlier to occur of: (a) the date we take possession of the premises following the completion of certain tenant improvements to the premises, but not earlier than February 1, 2022, or (b) the date we commence our regular business activities on the premises. We currently expect to take possession of the premises, and commence the lease, during our fourth fiscal quarter ending June 30, 2022.

The term of the lease will be 84 months from the commencement date, with an option to extend the lease for one 60-month extension period at a basic rent to be agreed upon by the parties or determined pursuant to the Lease. The initial basic rent payable under the Lease will be $28,900 per month. The basic rent is subject to customary annual rent increases. The aggregate basic rent payable under the Lease during the 84-month term is $2,700,000. We are also obligated to pay as additional rent our proportionate share of operating expenses, including property taxes. The Lease required us to deliver to the Lessor an irrevocable stand-by letter of credit in the amount of $50,000 as security in the case of default.

10.	Subsequent Events

Minnesota Facility Lease

On January 20, 2022, we entered into a lease agreement (the “Lease”) to lease approximately 66,000 square feet in a building in Plymouth, Minnesota (the “Premises”) to house the operations of the Transition Networks businesses purchased from Communications Systems, Inc. in August 2021 and to serve as a central warehouse and shipping hub for all USA-based business of Lantronix.

We will take possession of the Premises commencing on the date of the Lease. Beginning on May 1, 2022 (the “Rent Commencement Date”), the initial basic rent payable under the Lease will be $46,738 per month (with the first three months of rent abated), subject to annualized rent increases of three percent (3%) over the period of the Lease. The initial term of the Lease (the “Initial Term”) commences on the date of the Lease and ends on July 31, 2032. The aggregate basic rent payable under the Lease during the Initial Term is approximately $6,500,000. We are also obligated to pay as additional rent our proportionate share of operating expenses, including property taxes.

The Lease contains an option to extend the lease for one 60-month extension period at the net rent rate for the last year of the Initial Term or the then-market net rent, as determined pursuant to the Lease, as well as a right of first offer for Lantronix on any space adjacent to the Premises during the Initial Term. We also have the right to terminate the Lease at the end of the 87th full calendar month after the Rent Commencement Date (the “Early Termination Date”) by delivery of a written notice at least six months prior to the Early Termination Date and payment of a termination fee. In addition, the landlord will reimburse Lantronix for its actual out-of-pocket costs for certain tenant improvements to the Premises, with an allowance of up to $1,500,000 to be paid in three installments in accordance with the Lease.

Termination of Credit Facility

On January 20, 2022, we terminated the Mezzanine Credit Facility with the Lender pursuant to which the Lender had funded a $12,000,000 term loan facility in August 2021. We repaid a total of $12,152,500 in connection with the termination to pay off the Mezzanine Credit Facility in full. There was no requirement to pay a termination fee.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended December 31, 2021, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

Unless otherwise indicated by the context, all references to the “Company”, “Lantronix”, "we", "us", and "our" in this Quarterly Report on Form 10-Q include Lantronix, Inc. and its consolidated subsidiaries.

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

Recent Developments

Acquisition

On August 2, 2021 we acquired the Transition Networks and Net2Edge businesses (the “TN Companies”) from Communication Systems, Inc. for an aggregate purchase price of approximately $30,651,000, which includes earnout payments of up to $7,000,000 depending on the achievement of certain revenue targets for the TN Companies. The TN Companies provide us with complementary IoT connectivity products and capabilities, including switching, power over ethernet and media conversion and adapter products. In connection with the closing of the acquisition, we entered into new loan agreements with Silicon Valley Bank (“SVB”) which included (i) a new term loan of $17,500,000 with an available revolving credit facility of up to $2,500,000 and (ii) a second term loan of $12,000,000. As discussed above, in January 2022 we fully repaid the $12,000,000 second term loan.

Refer to Notes 3 and 6 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which are incorporated herein by reference, for additional discussions regarding the August 2021 acquisition of the TN Companies and related financing arrangements, respectively.

Underwritten Offering

On November 18, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with TL Investment GmbH (“TL Investment”) and Canaccord Genuity LLC, as representative of the several underwriters named therein (together, the “Underwriters”), relating to the Company’s offer and sale of 4,700,000 shares (the “Firm Shares”) of our common stock, $0.0001 par value per share, at an initial price to the public of $7.50 per share. In addition, TL Investment granted the Underwriters a 30-day option to purchase up to an additional 705,000 shares (the “Option Shares”) of our common stock held by TL Investment at the public offering price, less the underwriting discounts. On November 18, 2021, the Underwriters exercised their option to purchase the Option Shares from TL Investment in full. On November 22, 2021, we issued and delivered the Firm Shares and TL Investment delivered the Option Shares.

Net proceeds to Lantronix from the offering of the Firm Shares, after deducting the underwriting discount and offering expenses, were approximately $32,600,000.

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

Overall, in light of the changing nature and continuing uncertainty around the COVID-19 pandemic, including the emergence of new, highly-contagious variants, our ability to predict the impact of the COVID-19 pandemic on our business in future periods remains limited. The full effects of the pandemic on our business are unlikely to be fully realized, or reflected in our financial results, until future periods.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, restructuring charges, valuation of deferred income taxes, business combinations, goodwill and intangible assets and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for the year ended June 30, 2021 and filed with the Securities and Exchange Commission (the “SEC”) on August 27, 2021 (the “Form 10-K”) and have not changed significantly during the six months ended December 31, 2021 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020

Summary

In the three months ended December 31, 2021, our net revenue increased by $17,096,000, or 103.1%, compared to the three months ended December 31, 2020. The increase in net revenue was driven by a 112.8% increase in net revenue in our IoT product line, as well as a 60.8% increase in net revenue in our REM product line. We had a net loss of $2,395,000 for the three months ended December 31, 2021 compared to a net loss of $1,459,000 for the three months ended December 31, 2020. The increase in net loss was primarily driven by an increase in costs directly related to the acquisition of the TN Companies, including increased amortization of purchased intangibles as well as the fair value remeasurement of earnout consideration.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
IoT	$28,521	84.7%	$13,402	80.8%	$15,119	112.8%
REM	4,977	14.8%	3,095	18.7%	1,882	60.8%
Other	183	0.5%	88	0.5%	95	108.0%
	$33,681	100.0%	$16,585	100.0%	$17,096	103.1%

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Americas	$20,073	59.6%	$8,023	48.4%	$12,050	150.2%
EMEA	5,751	17.1%	4,740	28.6%	1,011	21.3%
APJ	7,857	23.3%	3,822	23.0%	4,035	105.6%
	$33,681	100.0%	$16,585	100.0%	$17,096	103.1%

IoT

Net revenue from our IoT product line for the three months ended December 31, 2021 increased compared to the three months ended December 31, 2020 primarily due to the contribution of product sales from the acquisition of the TN Companies, mostly in the Americas region, which contributed just over 20% of our total net revenues for the three months ended December 31, 2021. We also experienced organic growth in our pre-acquisition business driven by our SoC products and related engineering services, and xPico and XPort, both in the Americas and APJ regions.

REM

Net revenue from our REM product line for the three months ended December 31, 2021 increased compared to the three months ended December 31, 2020 due primarily to increased unit sales of our SLC8000 product family in the Americas, and to a lesser extent, EMEA and APJ.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, increased nominally in the Americas and EMEA regions.

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

The following table presents our gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$14,440	42.9%	$6,996	42.2%	$7,444	106.4%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended December 31, 2021 increased slightly compared to the three months ended December 31, 2020 due primarily to our revenue mix. We saw growth in unit sales of some of our higher-margin legacy product families, along with the margin contribution from the TN Companies net revenue offset by significant growth in unit sales of our SoC products, which typically carry lower gross margins. Gross margin was negatively impacted in the current period by (i) higher supply chain and logistics costs and (ii) the amortization of unrealized profit in acquired inventory in the amount of approximately $200,000.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,242		$2,811		$2,431	86.5%
Professional fees and outside services	1,516		539		977	181.3%
Advertising and marketing	371		218		153	70.2%
Facilities and insurance	270		368		(98)	(26.6%)
Share-based compensation	1,178		671		507	75.6%
Other	358		246		112	45.5%
Selling, general and administrative	$8,935	26.5%	$4,853	29.3%	$4,082	84.1%

Selling, general and administrative expenses for the three months ended December 31, 2021 increased when compared to the three months ended December 31, 2020 primarily due to (i) higher personnel-related expenses as we added headcount from the acquisition of the TN Companies and also recorded higher variable compensation expenses, (ii) increased professional fees and outside services costs for legal and other services, as well as transition services fees paid to the seller for the acquisition of the TN Companies, and (iii) increased share-based compensation expense due to additional grants of performance stock units and other stock awards with higher fair values compared to the prior year.

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

The following table presents our research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,011		$1,635		$1,376	84.2%
Facilities	563		298		265	88.9%
Outside services	113		96		17	17.7%
Product certifications	140		167		(27)	(16.2%)
Share-based compensation	222		135		87	64.4%
Other	261		118		143	121.2%
Research and development	$4,310	12.8%	$2,449	14.8%	$1,861	76.0%

Research and development expenses for the three months ended December 31, 2021 increased when compared to the three months ended December 31, 2020 primarily due to (i) an increase in personnel-related costs driven by additions to headcount from both the TN Companies acquisition and internal growth and (ii) higher facility-related costs as we opened our new facility in Germany and expanded our engineering teams.

Results of Operations – Six Months Ended December 31, 2021 Compared to the Six Months Ended December 31, 2020

Summary

In the six months ended December 31, 2021, our net revenue increased by $27,655,000, or 82.0%, compared to the six months ended December 31, 2020. The increase in net revenue was driven by an 83.3% increase in net revenue in our IoT product line, as well as a 77.2% increase in net revenue in our REM product line. We had a net loss of $4,678,000 for the six months ended December 31, 2021 compared to a net loss of $1,761,000 for the six months ended December 31, 2020. The increase in net loss was primarily driven by an increase in costs directly related to the acquisition of the TN Companies, including increased amortization of purchased intangibles as well as the fair value remeasurement of earnout consideration.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
IoT	$51,352	83.7%	$28,022	83.1%	$23,330	83.3%
REM	9,743	15.9%	5,497	16.3%	4,246	77.2%
Other	291	0.4%	212	0.6%	79	37.3%
	$61,386	100.0%	$33,731	100.0%	$27,655	82.0%

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Americas	$38,300	62.4%	$18,952	56.2%	$19,348	102.1%
EMEA	10,410	17.0%	7,379	21.9%	3,031	41.1%
APJ	12,676	20.6%	7,400	21.9%	5,276	71.3%
	$61,386	100.0%	$33,731	100.0%	$27,655	82.0%

IoT

Net revenue from our IoT product line for the six months ended December 31, 2021 increased compared to the six months ended December 31, 2020 primarily due to the contribution of product sales from the acquisition of the TN Companies, mostly in the Americas region, which contributed just over 25% of our total net revenue for the six months ended December 31, 2021. We also experienced organic growth in our pre-acquisition business driven by (i) our SoC products and related engineering services, (ii) our xPico product family in the Americas and APJ regions and (iii) our UDS family in the Americas region. The overall increase in net revenues was partially offset by a decrease in unit sales in various product families, including (i) XPort in the Americas and EMEA regions and (ii) WiPort in the APJ region.

REM

Net revenue from our REM product line for the six months ended December 31, 2021 increased compared to the six months ended December 31, 2020 due primarily to increased unit sales of our SLC8000 product family in the Americas, and to a lesser extent, EMEA and APJ.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, increased slightly in the EMEA region.

Gross Profit

The following table presents our gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$26,903	43.8%	$15,235	45.2%	$11,668	76.6%

Gross profit as a percent of revenue (referred to as “gross margin”) for the six months ended December 31, 2021 decreased compared to the six months ended December 31, 2020 due primarily to our revenue mix. We saw significant growth in unit sales of our SoC products and growth in our engineering services revenues, which typically carry lower gross margins. Gross margin for the six months ended December 31, 2021 was also negatively impacted by (i) higher supply chain and logistics costs and (ii) the amortization of unrealized profit in acquired inventory in the amount of approximately $380,000. The overall decrease in our gross margins in the current year period was partially offset by growth in unit sales of some of our higher-margin legacy products, along with the margin contribution from the TN Companies net revenue.

Selling, General and Administrative

The following table presents our selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$9,672		$5,990		$3,682	61.5%
Professional fees and outside services	2,834		1,127		1,707	151.5%
Advertising and marketing	872		408		464	113.7%
Facilities and insurance	548		750		(202)	(26.9%)
Share-based compensation	2,304		1,116		1,188	106.5%
Other	611		361		250	69.3%
Selling, general and administrative	$16,841	27.4%	$9,752	28.9%	$7,089	72.7%

Selling, general and administrative expenses for the six months ended December 31, 2021 increased when compared to the six months ended December 31, 2020 primarily due to (i) higher personnel-related expenses as we added headcount from the acquisition of the TN Companies and also recorded higher variable compensation expenses, (ii) increased professional fees and outside services costs for legal and other services, as well as transition services fees paid to the seller for the acquisition of the TN Companies, and (iii) increased share-based compensation expense due to additional grants of performance stock units and other stock awards with higher fair values compared to the prior year.

Research and Development

The following table presents our research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2021	Revenue	2020	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,531		$3,586		$1,945	54.2%
Facilities	1,071		564		507	89.9%
Outside services	434		135		299	221.5%
Product certifications	375		233		142	60.9%
Share-based compensation	477		235		242	103.0%
Other	463		268		195	72.8%
Research and development	$8,351	13.6%	$5,021	14.9%	$3,330	66.3%

Research and development expenses for the six months ended December 31, 2021 increased when compared to the six months ended December 31, 2020 primarily due to (i) an increase in personnel-related costs driven by additions to headcount from both the TN Companies acquisition and internal growth, (ii) higher facility-related costs as we opened our new facility in Germany and expanded our engineering teams, (iii) increased outside services costs primarily related to the timing of product development projects requiring outsourced engineering resources, and (iv) increased share-based compensation expense due to additional grants of performance stock units and other stock awards with higher fair values compared to the prior year.

Restructuring, Severance and Related Charges

During the six months ended December 31, 2021, we incurred charges of approximately $709,000 related to headcount reductions and restructuring of certain non-essential operations, mostly related to cost savings and synergies to be gained from the acquisition of the TN Companies.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and synergies related to our acquisitions and general business operations.

Acquisition-Related Costs

During the six months ended December 31, 2021, we incurred approximately $609,000 of costs in connection with the acquisition of the TN Companies. These costs were mainly comprised of banking, legal and other professional fees. Similar fees were not incurred during the six months ended December 31, 2020.

Interest Income (Expense), Net

For the six months ended December 31, 2021, we incurred net interest expense due to borrowings on our credit facilities. We also earn interest income on our domestic cash balance.

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	December 31,	June 30,
	2021	2021	Change
	(In thousands)
Working capital	$64,174	$20,289	$43,885
Cash, cash equivalents, and restricted cash	$36,364	$9,739	$26,625

In November 2021, we sold 4,700,000 shares of our common stock in an underwritten public offering. We received net cash proceeds from the offering of approximately $32,600,000. Refer to Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report for additional information.

In January 2022, we terminated our $12,000,000 mezzanine term loan facility that was originated in August 2021. In connection with this termination, we paid a total of $12,152,500 to pay off the facility in full. We are currently in discussions with SVB to increase the borrowing capacity on our $2,500,000 revolving credit facility.

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

Bank Loan Agreements

Our Third Amended and Restated Loan and Security Agreement with SVB provides for (i) a term loan of $17,500,000 with an available revolving credit facility of up to $2,500,000 and (ii) a second term loan of $12,000,000. As of December 31, 2021, $29,062,000 in borrowings were outstanding under our term loans with SVB. As discussed above, in January 2022 we fully repaid the $12,000,000 second term loan. Refer to Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of our loan agreements.

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	December 31,
	2021	2020	Change
	(In thousands)
Net cash provided by (used in) operating activities	$(5,012)	$1,113	$(6,125)
Net cash used in investing activities	(24,582)	(289)	(24,293)
Net cash provided by (used in) financing activities	56,219	(894)	57,113

Operating Activities

Cash used in operating activities during the six months ended December 31, 2021 increased compared to the prior year period as a result of an increase in our net loss, which was mainly driven by an increase in operating expenses. For the six months ended December 31, 2021, our net loss included $7,910,000 of non-cash charges, while the changes in operating assets and liabilities used net cash of $8,637,000.

Our net inventories increased by $14,310,000, or 95.0%, from June 30, 2021 to December 31, 2021. Of this increase, $7,830,000 of net inventories were acquired in the TN Companies acquisition. The remainder of the increase resulted primarily from a build-up of finished goods and critical long-lead time components as we continue to experience lead time and supply constraints.

Accounts receivable increased by $10,350,000, or 76.6%, from June 30, 2021 to December 31, 2021, of which $5,156,000 was acquired in the TN Companies acquisition. The remainder of the increase is primarily due to the increase and timing of our sales and related payments from customers.

Accounts payable increased by $4,184,000, or 45.9%, from June 30, 2021 to December 31, 2021, of which $1,872,000 was acquired in the TN Companies acquisition. The remainder of the increase is primarily due to the increase and timing of our inventory purchases and related payments to our vendors.

Investing Activities

Net cash used in investing activities during the six months ended December 31, 2021 was driven by the acquisition of the TN Companies, which used net cash of $23,629,000. We also used cash for the purchase of property and equipment, primarily related to various tooling and test and office equipment.

Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2021 resulted primarily from (i) net proceeds from our public offering of $32,600,000 and (ii) $29,500,000 in gross proceeds received from our credit facilities with SVB, partially offset by the repayment of our previous term loan in the amount of $3,750,000. We also used cash of $1,646,000 for tax withholdings paid on behalf of employees for restricted shares.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States and abroad, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Periodic surges of COVID-19, including due to more contagious and/or vaccine-resistant variants, have resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business and the business of our suppliers, our results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.

Beginning in March 2020, most of our employees transitioned to remote working arrangements, which are continuing through the date of this Report. There can be no assurance that these arrangements will not ultimately result in lower work efficiency and productivity, which in turn may adversely affect our business. In addition, the COVID-19 pandemic resulted in industry events, trade shows and business travel being suspended, cancelled and/or significantly curtailed. The cessation of trade shows and business travel resulted in our lead pipeline being negatively impacted, which negatively affected our sales during the past two years. While some industry events, trade shows and business travel have resumed, if these activities are suspended, cancelled and/or significantly curtailed in the future, whether due to surges of COVID-19 or otherwise related to the pandemic, our sales may continue to be negatively impacted in the future.

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

The terms of our Senior Credit Facilities and Mezzanine Credit Facility restrict, among other things, our ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. Further, we are currently and may in the future be required to maintain specified financial ratios, including pursuant to a maximum leverage ratio, a minimum fixed charge coverage ratio or a minimum liquidity test. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to our amended credit agreement and the related loan and security agreement, we have pledged substantially all of our assets to our senior lender, SVB, and our junior lender, SVB Innovation Credit Fund VIII, L.P.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8-K	3.2	11/15/2012

10.1	Lease dated November 5, 2021 between Lantronix, Inc. and Discovery Business Center LLC		8-K	10.1	11/8/2021

10.2	Lease dated January 20, 2022 between Lantronix, Inc. and Jet 55 Property Owner LLC		8-K	10.1	1/26/2022

10.3	First Amendment to Third Amended and Restated Loan and Security Agreement dated October 21, 2021 by and among Silicon Valley Bank, Lantronix, Inc., Lantronix Holding Company, Lantronix Canada, ULC and Lantronix Technologies Canada (Taiwan) Ltd. and Transition Networks, Inc.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: February 11, 2022	By:	/s/ PAUL PICKLE
Paul Pickle
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2022	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

