Form 10-Q
period 2022-03-31
LANTRONIX INC
filed 2022-05-05
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, there were 34,797,971 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (the “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, expectations regarding the impact of the COVID-19 pandemic and other statements regarding matters that are not historical are forward-looking statements.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to, those set forth under “Risk Factors” in Item 1A of Part II of this Report, as such factors may be updated, amended or superseded from time to time by subsequent public filings with the Securities and Exchange Commission. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	June 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$22,782	$9,739
Accounts receivable, net	23,189	13,515
Inventories, net	33,166	15,059
Contract manufacturers' receivables	2,028	1,960
Prepaid expenses and other current assets	3,995	2,880
Total current assets	85,160	43,153
Property and equipment, net	2,333	1,577
Goodwill	18,757	15,810
Purchased intangible assets, net	16,037	9,355
Lease right-of-use assets	8,360	2,431
Other assets	332	240
Total assets	$130,979	$72,566

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,510	$9,122
Accrued payroll and related expenses	3,690	4,942
Current portion of long-term debt, net	1,671	1,472
Other current liabilities	12,468	7,328
Total current liabilities	33,339	22,864
Long-term debt, net	14,691	2,210
Other non-current liabilities	7,920	1,396
Total liabilities	55,950	26,470

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock	3	3
Additional paid-in capital	286,686	249,885
Accumulated deficit	(212,031)	(204,163)
Accumulated other comprehensive income	371	371
Total stockholders' equity	75,029	46,096
Total liabilities and stockholders' equity	$130,979	$72,566

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net revenue	$32,324	$17,108	$93,710	$50,839
Cost of revenue	18,708	9,390	53,191	27,886
Gross profit	13,616	7,718	40,519	22,953
Operating expenses:
Selling, general and administrative	8,326	4,995	25,167	14,747
Research and development	4,483	2,519	12,834	7,540
Restructuring, severance and related charges	51	120	760	349
Acquisition-related costs	154	178	763	178
Fair value remeasurement of earnout consideration	1,203	–	2,462	–
Amortization of purchased intangible assets	1,479	754	4,112	2,515
Total operating expenses	15,696	8,566	46,098	25,329
Loss from operations	(2,080)	(848)	(5,579)	(2,376)
Interest expense, net	(303)	(77)	(1,277)	(244)
Loss on extinguishment of debt	(764)	–	(764)	–
Other income (expense), net	32	(224)	(25)	(183)
Loss before income taxes	(3,115)	(1,149)	(7,645)	(2,803)
Provision for income taxes	75	38	223	145
Net loss	$(3,190)	$(1,187)	$(7,868)	$(2,948)

Net loss per share - basic and diluted	$(0.09)	$(0.04)	$(0.25)	$(0.10)

Weighted-average common shares - basic and diluted	34,695	28,819	31,925	28,617

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended March 31, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2021	34,644	$3	$284,976	$(208,841)	$371	$76,509
Shares issued pursuant to stock awards, net	154	–	98	–	–	98
Tax withholding paid on behalf of employees for restricted shares	–	–	–	–	–	–
Fair value of warrants to purchase common stock issued with bank credit facility	–	–	–	–	–	–
Share-based compensation	–	–	1,612	–	–	1,612
Net loss	–	–	–	(3,190)	–	(3,190)
Balance at March 31, 2022	34,798	$3	$286,686	$(212,031)	$371	$75,029

	Three Months Ended March 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	28,767	$3	$247,619	$(201,880)	$371	$46,113
Shares issued pursuant to stock awards, net	127	–	83	–	–	83
Tax withholding paid on behalf of employees for restricted shares	–	–	(145)	–	–	(145)
Share-based compensation	–	–	1,043	–	–	1,043
Net loss	–	–	–	(1,187)	–	(1,187)
Balance at March 31, 2021	28,894	$3	$248,600	$(203,067)	$371	$45,907

	Nine Months Ended March 31, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2021	29,088	$3	$249,885	$(204,163)	$371	$46,096
Shares issued pursuant to equity offering, net	4,700	–	32,593	–	–	32,593
Shares issued pursuant to stock awards, net	1,010	–	761	–	–	761
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,646)	–	–	(1,646)
Fair value of warrants to purchase common stock issued with bank credit facility	–	–	500	–	–	500
Share-based compensation	–	–	4,593	–	–	4,593
Net loss	–	–	–	(7,868)	–	(7,868)
Balance at March 31, 2022	34,798	$3	$286,686	$(212,031)	$371	$75,029

	Nine Months Ended March 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2020	28,231	$3	$246,265	$(200,119)	$371	$46,520
Shares issued pursuant to stock awards, net	663	–	518	–	–	518
Tax withholding paid on behalf of employees for restricted shares	–	–	(719)	–	–	(719)
Share-based compensation	–	–	2,536	–	–	2,536
Net loss	–	–	–	(2,948)	–	(2,948)
Balance at March 31, 2021	28,894	$3	$248,600	$(203,067)	$371	$45,907

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 31,
	2022	2021
Operating activities
Net loss	$(7,868)	$(2,948)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	4,593	2,536
Depreciation and amortization	737	658
Amortization of purchased intangible assets	4,112	2,515
Amortization of manufacturing profit in acquired inventory associated with acquisitions	380	7
Loss on disposal of property and equipment	3	192
Amortization of deferred debt issuance costs	241	21
Fair value remeasurement of earnout consideration	2,462	–
Loss on extinguishment of debt	764	–
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(4,518)	(212)
Inventories	(10,657)	(1,305)
Contract manufacturers' receivable	(68)	(921)
Prepaid expenses and other current assets	(761)	(1,047)
Lease right-of-use assets	1,203	1,128
Other assets	(94)	(11)
Accounts payable	4,281	1,420
Accrued payroll and related expenses	(1,261)	(231)
Other liabilities	385	782
Net cash provided by (used in) operating activities	(6,066)	2,584
Investing activities
Purchases of property and equipment	(1,138)	(665)
Cash payment for acquisitions, net of cash and cash equivalents acquired	(23,629)	–
Net cash used in investing activities	(24,767)	(665)
Financing activities
Net proceeds from issuances of common stock	33,354	518
Tax withholding paid on behalf of employees for restricted shares	(1,646)	(719)
Net proceeds from issuance of debt	28,800	–
Payment of borrowings on term loan	(16,625)	(1,125)
Net proceeds from borrowing on line of credit	2,500	–
Payment of borrowings on line of credit	(2,500)	–
Payment of lease liabilities	(7)	(7)
Net cash provided by (used in) financing activities	43,876	(1,333)
Increase in cash and cash equivalents	13,043	586
Cash and cash equivalents at beginning of period	9,739	7,691
Cash and cash equivalents at end of period	$22,782	$8,277

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2021, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC on August 27, 2021. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at March 31, 2022, the consolidated results of our operations for the three and nine months ended March 31, 2022 and our consolidated cash flows for the nine months ended March 31, 2022. All intercompany accounts and transactions have been eliminated.

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

The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Reclassifications

Certain reclassifications have been made to the prior fiscal year financial information to conform with the current fiscal year presentation.

Recent Accounting Pronouncements

Revenue Contracts

In October 2021, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity and inconsistency related to i) recognition of an acquired contract liability and ii) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with existing revenue recognition guidance under Accounting Standard Codification Topic (“ASC”) 606. At the acquisition date, an acquirer would assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this would result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The ASU is effective for Lantronix beginning in the first quarter of fiscal year 2024, however early adoption is permitted.

Current Expected Credit Losses

In June 2016, the FASB issued a new ASU requiring financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The ASU eliminates the threshold for initial recognition in current U.S. GAAP and reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The ASU is effective for Lantronix beginning in the first quarter of fiscal year 2024. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

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

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)
IoT	$28,587	$13,661	$79,939	$41,683
REM	3,614	3,305	13,357	8,802
Other	123	142	414	354
	$32,324	$17,108	$93,710	$50,839

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)
Americas	$20,448	$8,615	$58,748	$27,567
EMEA	5,071	4,096	15,481	11,475
Asia Pacific Japan	6,805	4,397	19,481	11,797
	$32,324	$17,108	$93,710	$50,839

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Product revenues	94%	93%	94%	96%
Service revenues	6%	7%	6%	4%

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

The following table presents the changes in our deferred revenue balance for the nine months ended March 31, 2022 (in thousands):

Balance, June 30, 2021	$1,091
New performance obligations	1,004
Performance obligations acquired from acquisition	42
Recognition of revenue from satisfying performance obligations	(828)
Balance, March 31, 2022	1,309
Less: non-current portion of deferred revenue	(354)
Current portion, March 31, 2022	$955

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 4 years.

3.        Acquisition

On April 28, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Communications Systems, Inc., a Minnesota corporation (“CSI”), pursuant to which we agreed to purchase from CSI the Transition Networks (“TNI”) and Net2Edge businesses of CSI (the “Transaction”). The Transaction closed on August 2, 2021 (the “Closing Date”), with Lantronix acquiring all outstanding shares of the common stock of TNI and all of the outstanding ordinary shares of Transition Networks Europe Limited (such entity, together with TNI, the “TN Companies”) for an aggregate purchase price of up to approximately $32,028,000 consisting of (i) $25,028,000 cash to be paid on the Closing Date, plus (ii) earnout payments of up to $7,000,000, payable following two successive 180-day intervals after the Closing Date based on revenue targets for the business of the TN Companies as specified in the Purchase Agreement, subject to certain adjustments and allocations as further described in the Purchase Agreement. Based on preliminary working capital estimates of the TN Companies at the Closing Date, we paid $24,160,000 in cash consideration on the Closing Date. In September 2021, pursuant to working capital adjustments as outlined in the Purchase Agreement, the net cash consideration paid as of the Closing Date was adjusted to approximately $23,651,000.

Concurrently with the closing of the Transaction, CSI and Lantronix entered in a Transition Services Agreement under which CSI will perform administrative and IT services, and lease office, warehouse and production space to Lantronix for the TN Companies for a period of up to twelve months.

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

In December 2021, based on additional analysis and refinements to our estimates, we adjusted the preliminary purchase price allocation as of the Closing Date to (i) increase the estimated fair value of earnout consideration by $47,000 and (ii) decrease amortizable intangible assets by $440,000. These adjustments resulted in a net offsetting increase to goodwill of $487,000. We do not believe these adjustments had a material effect on our consolidated financial statements.

The updated purchase price allocation is as follows (in thousands):

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

Remeasurement of Earnout Consideration

During the three months ended March 31, 2022, we remeasured the estimated fair value of the earnout consideration to a total of $2,855,000 based on the achievement of certain revenue targets for the business of the TN Companies during the first and second 180-day intervals after the Closing Date. As compared to the previously recorded estimate of $1,652,000, this resulted in an upward adjustment of $1,203,000 that was recorded within our operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Additionally, the accompanying unaudited condensed consolidated statement of operations for the nine months ended March 31, 2022 includes an adjustment of $1,259,000 that was recorded in the prior quarter based on our expectations as of December 31, 2021 of achieving revenue targets of the business of the TN Companies.

Supplemental Pro Forma Information

The following supplemental pro forma data summarizes our results of operations for the periods presented, as if we completed the acquisition of the TN Companies as of the first day of our fiscal year ended June 30, 2021. The supplemental pro forma data reports actual operating results adjusted to include the pro forma effect and timing of the impact of amortization expense of identified intangible assets, restructuring costs, the purchase accounting effect on inventories acquired, and transaction costs. In accordance with the pro forma acquisition date, we recorded in the nine months ended March 31, 2021 supplemental pro forma data (i) cost of goods sold from manufacturing profit in acquired inventory of $380,000, (ii) acquisition related restructuring costs of $507,000 and (iii) acquisition-related costs of $609,000, with a corresponding reduction in the nine months ended March 31, 2022 supplemental pro forma data. Additionally, we recorded $2,757,000 of amortization expense in the nine months ended March 31, 2021 supplemental pro forma data, and additional amortization expense of $52,000 in the nine months ended March 31, 2022 supplemental pro forma data to represent amortization for the full fiscal year-to-date period.

Net sales related to products from the acquisition of the TN Companies contributed slightly over 28% of our total net sales for the nine months ended March 31, 2022. As of the Closing Date, we began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure, making it generally impracticable to determine the post-acquisition net sales and earnings on a standalone basis.

Supplemental pro forma data is as follows:

	Nine Months Ended March 31,
	2022	2021
	(In thousands, except per share amounts)
Pro forma net revenue	$96,497	$76,877
Pro forma net loss	$(6,432)	$(5,545)

Pro forma net loss per share:
Basic and Diluted	$(0.20)	$(0.19)

4.         Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	March 31,	June 30,
	2022	2021
	(In thousands)
Finished goods	$17,448	$7,738
Raw materials	15,718	7,321
Inventories	$33,166	$15,059

Other Liabilities

The following table presents details of our other liabilities:

	March 31,	June 30,
	2022	2021
	(In thousands)
Current
Accrued variable consideration	$2,092	$1,347
Customer deposits and refunds	1,023	1,133
Accrued raw materials purchases	281	176
Deferred revenue	955	850
Lease liability	861	1,174
Taxes payable	442	388
Warranty reserve	635	197
Other accrued operating expenses	6,179	2,063
Total other current liabilities	$12,468	$7,328

Non-current
Lease liability	$7,566	$1,155
Deferred revenue	354	241
Total other non-current liabilities	$7,920	$1,396

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(In thousands, except per share data)
Numerator:
Net loss	$(3,190)	$(1,187)	$(7,868)	$(2,948)
Denominator:
Weighted-average common shares outstanding - basic and diluted	34,695	28,819	31,925	28,617

Net loss per share - basic and diluted	$(0.09)	$(0.04)	$(0.25)	$(0.10)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
		(In thousands)
Common stock equivalents	1,175	745	1,154	937

Purchased Intangible Assets

The following table presents details of purchased intangible assets:

	March 31, 2022			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$5,731	$(2,170)	$3,561	$3,841	$(1,249)	$2,592
Customer relationships	16,498	(4,796)	11,702	9,030	(2,267)	6,763
Order backlog	1,406	(1,214)	192	840	(840)	–
Non-compete agreements	400	(400)	–	400	(400)	–
Trademark and trade name	1,245	(663)	582	375	(375)	–
	$25,280	$(9,243)	$16,037	$14,486	$(5,131)	$9,355

We do not currently have any purchased intangible assets with indefinite useful lives.

As of March 31, 2022, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2022 (remainder)	$1,478
2023	5,400
2024	4,952
2025	3,358
2026	849
$16,037

Restructuring, Severance and Related Charges

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Nine Months Ended
March 31,
2022
(In thousands)
Beginning balance	$88
Charges	760
Payments	(843)
Ending balance	$5

The ending balance is recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheet at March 31, 2022.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,
	2022	2021
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$235	$40
Fair value of warrant to purchase common stock issued with bank credit facility	$500	$–
Fair value of earnout consideration from TNI acquisition at the Closing Date	$393	$–

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

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheet:

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2022	2021
	(In thousands)
Beginning balance	$197	$181
Warranty reserve assumed from acquisition of TN Companies	483	–
Charged to cost of revenue	167	226
Usage	(212)	(210)
Ending balance	$635	$197

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

The Senior Credit Facilities mature on August 2, 2025 and the Mezzanine Credit Facility matures on February 2, 2026. Advances under the Senior Credit Facilities bore interest at LIBOR or the Prime Rate, at the option of Lantronix, plus a margin that ranged from 3.00% to 4.00% in the case of LIBOR and 1.50% to 2.50% in the case of the Prime Rate, depending on our total leverage with a LIBOR floor of 0.50% and a Prime Rate floor of 3.25%. Advances under the Mezzanine Credit Facility bore interest at LIBOR or the Prime Rate, at the option of Lantronix, plus a margin of 9.00% with a floor of 1.00% in the case of LIBOR and a margin of 7.50% with a floor of 3.50% in the case of the Prime Rate. We are also obligated to pay other customary facility fees for credit facilities of similar size and type.

In January 2022, we terminated the Mezzanine Credit Facility with the Lender, for which we repaid a total of $12,152,500 to pay off the Mezzanine Credit Facility in full. There was no requirement to pay a termination fee. Pursuant to the applicable accounting guidance, we recognized a non-cash loss on the extinguishment of this debt of $764,000, representing the write-off of unamortized deferred financing costs. This was recorded in Loss on extinguishment of debt in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2022.

In February 2022, we entered into an amendment to our Senior Credit Facilities which (i) increased the amount available under the revolving credit facility from $2,500,000 to $7,500,000, (ii) removed and replaced LIBOR benchmark provisions with Term Secured Overnight Financing Rate (“SOFR”) benchmark provisions and (iii) provided that advances under the Senior Credit Facilities bear interest at Term SOFR or the Prime Rate, at the option of Lantronix, plus a margin that ranges from 3.10% to 4.10% in the case of Term SOFR and 1.50% to 2.50% in the case of the Prime Rate, depending on our total leverage with a Term SOFR floor of 0.00% and a Prime Rate floor of 3.25%. We paid a nonrefundable fee of $25,000 in connection with this amendment to our Senior Credit Facilities.

The following table summarizes our outstanding debt:

	March 31,	June 30,
	2022	2021
	(In thousands)
Outstanding borrowings on credit facilities	$16,625	$3,750
Less: Unamortized debt issuance costs	(263)	(68)
Net Carrying amount of debt	16,362	3,682
Less: Current portion	(1,671)	(1,472)
Non-current portion	$14,691	$2,210

During the three and nine months ended March 31, 2022, we recognized $290,000 and $1,210,000 of interest expense, respectively, in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of debt issuance associated with the borrowings under the Senior Credit Facilities and Mezzanine Credit Facility.

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

Maximum leverage ratio

The Senior Credit Facilities require that we maintain a maximum leverage ratio, calculated as the ratio of funded debt to the consolidated trailing 12 month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions of (i) 2.50 to 1.00 for each calendar quarter ending June 30, 2021 through and including September 30, 2022, (ii) 2.25 to 1.00 for each calendar quarter ending December 31, 2022 through and including September 30, 2023, and (iii) 2.00 to 1.00 for the calendar quarter December 31, 2023 and each calendar quarter thereafter. The Mezzanine Credit Facility required that we maintain a maximum leverage ratio, calculated as the ratio of funded debt to the consolidated trailing 12 month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions of (i) 4.25 to 1.00 for each calendar quarter ending June 30, 2021 through and including March 31, 2022, (ii) 3.75 to 1.00 for each calendar quarter ending June 30, 2022 through and including March 31, 2023, and (iii) 3.50 to 1.00 for the calendar quarter June 30, 2023 and each calendar quarter thereafter.

Minimum fixed charge coverage ratio

The Senior Credit Facilities require that we maintain a minimum fixed charge coverage ratio, calculated as the ratio of consolidated trailing 12 month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions, less capital expenditures and taxes paid, to the trailing twelve month principal and interest payments on all funded debt of 1.25 to 1.00 as measured at the end of each calendar quarter. The Mezzanine Credit Facility required that we maintain a minimum fixed charge coverage ratio, calculated as the ratio of consolidated trailing 12 month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions, less capital expenditures and taxes paid, to the trailing twelve month principal and interest payments on all funded debt of 1.10 to 1.00 as measured at the end of each calendar quarter.

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

7.         Stockholders’ Equity

Public Offering

On November 18, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with TL Investment GmbH (“TL Investment”) and Canaccord Genuity LLC, as representative of the several underwriters named therein (together, the “Underwriters”), relating to the Company’s offer and sale of 4,700,000 shares (the “Firm Shares”) of our common stock at an initial price to the public of $7.50 per share. In addition, TL Investment granted the Underwriters a 30-day option to purchase up to an additional 705,000 shares (the “Option Shares”) of our common stock held by TL Investment at the public offering price, less the underwriting discounts. On November 18, 2021, the Underwriters exercised their option to purchase the Option Shares from TL Investment in full. On November 22, 2021, we issued and delivered the Firm Shares and TL Investment delivered the Option Shares.

Net proceeds to Lantronix from the offering of the Firm Shares, after deducting the underwriting discount and offering expenses, were approximately $32,600,000.

Stock Options

The following table presents a summary of activity during the nine months ended March 31, 2022 with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2021	1,697	$2.98
Granted	111	5.65
Expired	(14)	2.21
Exercised	(270)	2.04
Balance of options outstanding at March 31, 2022	1,524	$3.35

Restricted Stock Units (RSUs)

The following table presents a summary of activity during the nine months ended March 31, 2022 with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2021	918	$4.14
Granted	607	6.72
Vested	(326)	4.16
Forfeited	(49)	4.80
Balance of RSUs outstanding at March 31, 2022	1,150	$5.45

Performance Stock Units (PSUs)

The following table presents a summary of activity during the nine months ended March 31, 2022 with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2021	1,084
Granted	575
Vested	(629)
Balance of PSUs outstanding at March 31, 2022	1,030

Employee Stock Purchase Plan (ESPP)

The following table presents a summary of activity during the nine months ended March 31, 2022 under our ESPP:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2021	250
Shares issued	(64)
Shares available for issuance at March 31, 2022	186

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(In thousands)
Cost of revenue	$80	$70	$280	$212
Selling, general and administrative	1,264	803	3,568	1,919
Research and development	268	170	745	405
Total share-based compensation expense	$1,612	$1,043	$4,593	$2,536

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of March 31, 2022:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$797	1.8
RSUs	5,468	2.7
PSUs	1,610	1.3
Stock purchase rights under ESPP	71	0.1
	$7,946

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

8.         Income Taxes

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Effective tax rate	2%	3%	3%	5%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2022 and June 30, 2021.

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

Lease Agreements

California Corporate Headquarters Lease

In November 2021, we entered into a building lease agreement (the “Lease”) pursuant to which we will lease approximately 13,767 square feet of office space for our corporate headquarters in Irvine, California. The Lease is to commence on the date which is the earlier to occur of: (a) the date we take possession of the premises following the completion of certain tenant improvements to the premises, but not earlier than February 1, 2022, or (b) the date we commence our regular business activities on the premises. We currently expect to take possession of the premises, and commence the lease, during our fourth fiscal quarter ending June 30, 2022.

The term of the lease will be 84 months from the commencement date, with an option to extend the lease for one 60-month extension period at a basic rent to be agreed upon by the parties or determined pursuant to the Lease. The initial basic rent payable under the Lease will be $28,900 per month. The basic rent is subject to customary annual rent increases. The aggregate basic rent payable under the Lease during the 84-month term is $2,700,000. We are also obligated to pay as additional rent our proportionate share of operating expenses, including property taxes. The Lease required us to deliver to the landlord an irrevocable stand-by letter of credit in the amount of $50,000 as security in the case of default.

Minnesota Facility Lease

On January 20, 2022, we entered into a lease agreement (the “Lease”) to lease approximately 66,000 square feet in a building in Plymouth, Minnesota (the “Premises”) to house the operations of the TN Companies purchased from CSI in August 2021 and to serve as a central warehouse and shipping hub for all USA-based business of Lantronix.

We took possession of the Premises commencing on the date of the Lease. Beginning on May 1, 2022 (the “Rent Commencement Date”), the initial basic rent payable under the Lease will be $46,738 per month (with the first three months of rent abated), subject to annualized rent increases of three percent (3%) over the period of the Lease. The initial term of the Lease (the “Initial Term”) commences on the date of the Lease and ends on July 31, 2032. The aggregate basic rent payable under the Lease during the Initial Term is approximately $6,500,000. We are also obligated to pay as additional rent our proportionate share of operating expenses, including property taxes.

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

We have accounted for this lease as an operating lease in accordance with ASC 842. We recorded a right of use asset of $6,954,000 and lease liability of $6,954,000 at the inception of the lease based upon a discount rate of 3.9% over a term of 10.5 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (the “Report”). This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

IoT

IoT Connectivity

Our IoT connectivity products typically connect to one or more existing machines or are built into new industrial devices to provide network connectivity. Our products are designed to enhance the value and utility of machines by making the data from the machines available to users, systems and processes or by controlling their properties and features over the network. Our IoT connectivity products may be embedded into new designs or attached to existing machines. These products include wired and wireless connections that enhance the value and utility of modern electronic systems and equipment by providing secure network connectivity, power for IoT end devices through Power over Ethernet (“PoE”), application hosting, protocol conversion, media conversion, secure access for distributed IoT deployments and many other functions.

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

Recent Developments

Acquisition

On August 2, 2021 we acquired the Transition Networks and Net2Edge businesses (the “TN Companies”) from Communication Systems, Inc. (“CSI”) for an aggregate purchase price of approximately $30,651,000, which includes earnout payments of up to $7,000,000 depending on the achievement of certain revenue targets for the TN Companies. The TN Companies provide us with complementary IoT connectivity products and capabilities, including switching, PoE and media conversion and adapter products. In connection with the closing of the acquisition, we entered into new loan agreements with Silicon Valley Bank (“SVB”) which included (i) a new term loan of $17,500,000 with an available revolving credit facility of up to $2,500,000 and (ii) a second term loan of $12,000,000. In January 2022, we fully repaid the $12,000,000 second term loan.

Refer to Notes 3 and 6 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which are incorporated herein by reference, for additional discussions regarding the August 2021 acquisition of the TN Companies and related financing arrangements, respectively.

Underwritten Offering

On November 18, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with TL Investment GmbH (“TL Investment”) and Canaccord Genuity LLC, as representative of the several underwriters named therein (together, the “Underwriters”), relating to the Company’s offer and sale of 4,700,000 shares (the “Firm Shares”) of our common stock at an initial price to the public of $7.50 per share. In addition, TL Investment granted the Underwriters a 30-day option to purchase up to an additional 705,000 shares (the “Option Shares”) of our common stock held by TL Investment at the public offering price, less the underwriting discounts. On November 18, 2021, the Underwriters exercised their option to purchase the Option Shares from TL Investment in full. On November 22, 2021, we issued and delivered the Firm Shares and TL Investment delivered the Option Shares.

Net proceeds to Lantronix from the offering of the Firm Shares, after deducting the underwriting discount and offering expenses, were approximately $32,600,000.

COVID-19 Update

Since the outbreak of the COVID-19 pandemic, we have taken measures to protect the health and safety of our employees and comply with applicable local directives. Most of our employees transitioned to remote working arrangements commencing in March 2020, and many continue to primarily work remotely as of the date hereof. We continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses, including the emergence of new strains of the virus, current or future government-imposed shutdowns, and the impact of ongoing vaccination efforts.

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

Our supply chain still faces challenges, as most of our manufacturing is performed in Thailand, Taiwan and China. We have experienced an increase in costs of components for certain products as well as increased freight and logistics costs and we expect these cost increases to continue. These and other factors have contributed to recent delays in shipments to some customers.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, restructuring charges, valuation of deferred income taxes, business combinations, goodwill and intangible assets and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for the year ended June 30, 2021 and filed with the Securities and Exchange Commission (the “SEC”) on August 27, 2021 (the “Form 10-K”) and have not changed significantly during the nine months ended March 31, 2022 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Summary

In the three months ended March 31, 2022, our net revenue increased by $15,216,000 or 88.9%, compared to the three months ended March 31, 2021. The increase in net revenue was driven by a 109.3% increase in net revenue in our IoT product line, as well as a 9.3% increase in net revenue in our REM product line. We had a net loss of $3,190,000 for the three months ended March 31, 2022 compared to a net loss of $1,187,000 for the three months ended March 31, 2021. The increase in net loss was primarily driven by an increase in costs directly related to the acquisition of the TN Companies, including increased amortization of purchased intangible assets, as well as the charge recorded to remeasure the fair value of earnout consideration.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
IoT	$28,587	88.4%	$13,661	79.9%	$14,926	109.3%
REM	3,614	11.2%	3,305	19.3%	309	9.3%
Other	123	0.4%	142	0.8%	(19)	(13.4%	)
	$32,324	100.0%	$17,108	100.0%	$15,216	88.9%

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Americas	$20,448	63.3%	$8,615	50.4%	$11,833	137.4%
EMEA	5,071	15.7%	4,096	23.9%	975	23.8%
APJ	6,805	21.0%	4,397	25.7%	2,408	54.8%
	$32,324	100.0%	$17,108	100.0%	$15,216	88.9%

IoT

Net revenue from our IoT product line for the three months ended March 31, 2022 increased compared to the three months ended March 31, 2021 primarily due to the contribution of product sales from the acquisition of the TN Companies, mostly in the Americas region, which contributed approximately 30% of our total net revenues for the three months ended March 31, 2022. We also experienced organic growth in our pre-acquisition business driven by our SoC products and related engineering services, and xPico and XPort, across all regions.

REM

Net revenue from our REM product line for the three months ended March 31, 2022 increased compared to the three months ended March 31, 2021 due primarily to increased unit sales of our SLS product family in the Americas.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, decreased slightly in the EMEA and APJ regions.

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

The following table presents our gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$13,616	42.1%	$7,718	45.1%	$5,898	76.4%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended March 31, 2022 decreased compared to the three months ended March 31, 2021 due primarily to higher supply chain and logistics costs. The decrease in gross margin is also the result of sales mix, whereby we experienced growth in unit sales of our SoC products and also growth in our engineering services revenues, both of which typically carry lower gross margins than some of our other legacy product families.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,375		$2,948		$1,427	48.4%
Professional fees and outside services	1,325		628		697	111.0%
Advertising and marketing	605		242		363	150.0%
Facilities and insurance	467		330		137	41.5%
Share-based compensation	1,264		803		461	57.4%
Other	290		44		246	559.1%
Selling, general and administrative	$8,326	25.8%	$4,995	29.2%	$3,331	66.7%

Selling, general and administrative expenses for the three months ended March 31, 2022 increased when compared to the three months ended March 31, 2021 primarily due to (i) higher personnel-related expenses as we added headcount from the acquisition of the TN Companies, (ii) increased professional fees and outside services costs for legal and other services, as well as transition services fees paid to CSI related to the acquisition of the TN Companies, (iii) increased share-based compensation expenses due to additional grants of performance stock units and other stock awards with higher fair values compared to the prior year and (iv) higher marketing spending, including on various events and trade shows that were largely halted in the prior year due to the COVID-19 pandemic.

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

The following table presents our research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,791		$1,724		$1,067	61.9%
Facilities	664		365		299	81.9%
Outside services	359		3		356	11866.7%
Product certifications	171		125		46	36.8%
Share-based compensation	268		170		98	57.6%
Other	230		132		98	74.2%
Research and development	$4,483	13.9%	$2,519	14.7%	$1,964	78.0%

Research and development expenses for the three months ended March 31, 2022 increased when compared to the three months ended March 31, 2021 primarily due to (i) an increase in personnel-related costs driven by additions to headcount from both the TN Companies acquisition and internal growth, (ii) higher facility-related costs as we opened our new facility in Germany and expanded our engineering teams and (iii) higher outside services costs primarily related to the timing of product development projects requiring outsourced engineering resources.

Results of Operations – Nine Months Ended March 31, 2022 Compared to the Nine Months Ended March 31, 2021

Summary

In the nine months ended March 31, 2022, our net revenue increased by $42,871,000 or 84.3%, compared to the nine months ended March 31, 2021. The increase in net revenue was driven by a 91.8% increase in net revenue in our IoT product line, as well as a 51.7% increase in net revenue in our REM product line. We had a net loss of $7,868,000 for the nine months ended March 31, 2022 compared to a net loss of $2,948,000 for the nine months ended March 31, 2021. The increase in net loss was primarily driven by an increase in costs directly related to the acquisition of the TN Companies, including increased amortization of purchased intangible assets, as well as the charge recorded to remeasure the fair value of earnout consideration related to such acquisition.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
IoT	$79,939	85.3%	$41,683	82.0%	$38,256	91.8%
REM	13,357	14.3%	8,802	17.3%	4,555	51.7%
Other	414	0.4%	354	0.7%	60	16.9%
	$93,710	100.0%	$50,839	100.0%	$42,871	84.3%

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Americas	$58,748	62.7%	$27,567	54.2%	$31,181	113.1%
EMEA	15,481	16.5%	11,475	22.6%	4,006	34.9%
APJ	19,481	20.8%	11,797	23.2%	7,684	65.1%
	$93,710	100.0%	$50,839	100.0%	$42,871	84.3%

IoT

Net revenue from our IoT product line for the nine months ended March 31, 2022 increased compared to the nine months ended March 31, 2021 primarily due to the contribution of product sales from the acquisition of the TN Companies, mostly in the Americas region, which contributed slightly over 28% of our total net revenue for the nine months ended March 31, 2022. We also experienced organic growth in our pre-acquisition business driven by (i) our SoC products and related engineering services, (ii) our xPico product family in the Americas and APJ regions and (iii) our UDS family in the Americas region. The overall increase in net revenues was partially offset by a decrease in unit sales in various product families, including (i) SGX in the Americas and EMEA regions and (ii) WiPort in the Americas and APJ regions.

REM

Net revenue from our REM product line for the nine months ended March 31, 2022 increased compared to the nine months ended March 31, 2021 due primarily to increased unit sales of our SLC8000 product family in the Americas, and to a lesser extent, EMEA and APJ.

Other

Net revenue from our Other products, which are comprised of non-focus and end-of-life product families, increased slightly in the EMEA region.

Gross Profit

The following table presents our gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$40,519	43.2%	$22,953	45.1%	$17,566	76.5%

Gross profit as a percent of revenue (referred to as “gross margin”) for the nine months ended March 31, 2022 decreased compared to the nine months ended March 31, 2021 due primarily to our revenue mix. We saw significant growth in unit sales of our SoC products and growth in our engineering services revenues, which typically carry lower gross margins than some of our other legacy product families. Gross margin for the nine months ended March 31, 2022 was also negatively impacted by (i) higher supply chain and logistics costs and (ii) the amortization of unrealized profit in acquired inventory from the TN Companies in the amount of approximately $380,000. The overall decrease in our gross margins in the current year period was partially offset by growth in unit sales of some of our higher-margin legacy products, along with the margin contribution from the products acquired from the TN Companies.

Selling, General and Administrative

The following table presents our selling, general and administrative expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$14,047		$8,938		$5,109	57.2%
Professional fees and outside services	4,159		1,755		2,404	137.0%
Advertising and marketing	1,477		650		827	127.2%
Facilities and insurance	1,015		1,080		(65)	(6.0%	)
Share-based compensation	3,568		1,919		1,649	85.9%
Other	901		405		496	122.5%
Selling, general and administrative	$25,167	26.9%	$14,747	29.0%	$10,420	70.7%

Selling, general and administrative expenses for the nine months ended March 31, 2022 increased when compared to the nine months ended March 31, 2021 primarily due to (i) higher personnel-related expenses as we added headcount from the acquisition of the TN Companies and also recorded higher variable compensation expenses, (ii) increased professional fees and outside services costs for legal and other services, as well as transition services fees paid to the seller for the acquisition of the TN Companies, (iii) increased share-based compensation expense due to additional grants of performance stock units and other stock awards with higher fair values compared to the prior year and (iv) higher marketing spending, including on various events and trade shows that were largely halted in the prior year due to the COVID-19 pandemic.

Research and Development

The following table presents our research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$8,322		$5,310		$3,012	56.7%
Facilities	1,735		934		801	85.8%
Outside services	793		138		655	474.6%
Product certifications	546		358		188	52.5%
Share-based compensation	745		405		340	84.0%
Other	693		395		298	75.4%
Research and development	$12,834	13.7%	$7,540	14.8%	$5,294	70.2%

Research and development expenses for the nine months ended March 31, 2022 increased when compared to the nine months ended March 31, 2021 primarily due to (i) an increase in personnel-related costs driven by additions to headcount from both the TN Companies acquisition and internal growth, (ii) higher facility-related costs as we opened our new facility in Germany and expanded our engineering teams, (iii) increased outside services costs primarily related to the timing of product development projects requiring outsourced engineering resources, and (iv) increased share-based compensation expense due to additional grants of performance stock units and other stock awards with higher fair values compared to the prior year.

Restructuring, Severance and Related Charges

During the nine months ended March 31, 2022, we incurred charges of approximately $760,000 related to headcount reductions and restructuring of certain non-essential operations, mostly related to cost savings and synergies to be gained from the acquisition of the TN Companies.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and synergies related to our acquisitions and general business operations.

Acquisition-Related Costs

During the nine months ended March 31, 2022, we incurred approximately $763,000 of costs primarily in connection with the acquisition of the TN Companies. These costs were mainly comprised of banking, legal and other professional fees.

Interest Income (Expense), Net

For the nine months ended March 31, 2022, we incurred net interest expense due to borrowings on our credit facilities. We also earn interest income on our domestic cash balance.

Loss on Extinguishment of Debt

For the nine months ended March 31, 2022, we recognized a non-cash loss on the extinguishment of our mezzanine term loan facility of $764,000, representing the write-off of unamortized deferred financing costs.

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	March 31,	June 30,
	2022	2021	Change
	(In thousands)
Working capital	$51,821	$20,289	$31,532
Cash and cash equivalents	$22,782	$9,739	$13,043

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

In February 2022, we entered into an amendment to our Senior Credit Facilities (as defined in Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report) which (i) increased the amount available under the revolving credit facility from $2,500,000 to $7,500,000, (ii) removed and replaced LIBOR benchmark provisions with Term SOFR benchmark provisions and (iii) provided that advances under the Senior Credit Facilities bear interest at Term SOFR or the Prime Rate, at the option of Lantronix, plus a margin that ranges from 3.10% to 4.10% in the case of Term SOFR and 1.50% to 2.50% in the case of the Prime Rate, depending on our total leverage with a Term SOFR floor of 0.00% and a Prime Rate floor of 3.25%. We paid a nonrefundable fee of $25,000 in connection with this amendment to our Senior Credit Facilities.

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,
	2022	2021	Change
	(In thousands)
Net cash provided by (used in) operating activities	$(6,066)	$2,584	$(8,650)
Net cash used in investing activities	(24,767)	(665)	(24,102)
Net cash provided by (used in) financing activities	43,876	(1,333)	45,209

Operating Activities

Cash used in operating activities during the nine months ended March 31, 2022 increased compared to the prior year period as a result of an increase in our net loss, which was mainly driven by an increase in operating expenses. For the nine months ended March 31, 2022, our net loss included $13,292,000 of non-cash charges, while the changes in operating assets and liabilities used net cash of $11,490,000.

Our net inventories increased by $18,107,000, or 120.2%, from June 30, 2021 to March 31, 2022. Of this increase, $7,830,000 of net inventories were acquired in the TN Companies acquisition. The remainder of the increase resulted primarily from a build-up of finished goods and critical long-lead time components as we continue to experience lead time and supply constraints.

Accounts receivable increased by $9,674,000, or 71.6%, from June 30, 2021 to March 31, 2022, of which $5,156,000 was acquired in the TN Companies acquisition. The remainder of the increase is primarily due to the increase and timing of our sales and related payments from customers.

Accounts payable increased by $6,388,000, or 70.0%, from June 30, 2021 to March 31, 2022, of which $1,872,000 was acquired in the TN Companies acquisition. The remainder of the increase is primarily due to the increase and timing of our inventory purchases and related payments to our vendors.

Investing Activities

Net cash used in investing activities during the nine months ended March 31, 2022 was driven by the acquisition of the TN Companies, which used net cash of $23,629,000. We also used cash for the purchase of property and equipment, primarily related to various tooling, test and office equipment.

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2022 resulted primarily from (i) net proceeds from our public offering of $32,600,000 and (ii) $29,500,000 in gross proceeds received from our credit facilities with SVB, partially offset by the repayment of our previous term loan in the amount of $3,750,000 and the mezzanine credit facility in the amount of $12,000,000. We also used cash of $1,646,000 for tax withholdings paid on behalf of employees for restricted shares.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 outbreak spread globally and led governments and other authorities around the world, including federal, state and local authorities in the United States and abroad, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Periodic surges of COVID-19, including due to more contagious and/or vaccine-resistant variants, have resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of COVID-19. Given the dynamic nature of these circumstances and the related adverse impact these restrictions have had, and may continue to have, on the economy generally, our business and the business of our suppliers, our results of operations and financial condition may be adversely impacted by the COVID-19 pandemic.

Beginning in March 2020, most of our employees transitioned to remote working arrangements, which are continuing through the date of this Report. There can be no assurance that these arrangements will not ultimately result in lower work efficiency and productivity, which in turn may adversely affect our business. In addition, the COVID-19 pandemic resulted in industry events, trade shows and business travel being suspended, cancelled and/or significantly curtailed. The cessation of trade shows and business travel resulted in our lead pipeline being negatively impacted, which negatively affected our sales during the past two years. While most industry events, trade shows and business travel have resumed, if these activities are suspended, cancelled and/or significantly curtailed in the future, whether due to surges of COVID-19 or otherwise related to the pandemic, our sales may continue to be negatively impacted in the future.

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

Some of our integrated circuits are only available from a single source and in some cases, are no longer being manufactured. From time to time, integrated circuits, and potentially other components used in our products, will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have been in the past and may in the future be subject to market shortages and substantial price fluctuations, whether due to the COVID-19 pandemic, the war between Ukraine and Russia or otherwise. From time to time, we have been unable to meet customer orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components, including semiconductor chips, or technology for our products and instead purchase components on a purchase order basis. If we are unable to purchase components from these suppliers, our product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenue, risk losing customers and risk harm to our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations. For instance, we have recently experienced increased delays in shipments of semiconductor chips. As a result, we have sought alternate sources of certain components, which have been at a higher cost. Because semiconductor chips continue to be subject to an ongoing significant shortage, our ability to source components that use semiconductor chips has been adversely affected. These supply interruptions have resulted in increased component delivery lead times and increased costs to obtain components with available semiconductor chips. To the extent this semiconductor chip shortage or other shortages continue, the production of our products may be impacted.

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

We use contract manufacturers based in Asia to manufacture substantially all of our products. Generally, we do not have guaranteed supply agreements with our contract manufacturers or suppliers. If any of these subcontractors or suppliers were to cease doing business with us, we might not be able to obtain alternative sources in a timely or cost-effective manner. Our reliance on third-party manufacturers, especially in countries outside of the U.S., exposes us to a number of significant risks, including:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;
•	lack of guaranteed production capacity or product supply;
•	reliance on these manufacturers to maintain competitive manufacturing technologies;
•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;
•	reduced protection for intellectual property rights in some countries;
•	differing labor regulations;
•	disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of these manufacturers;
•	compliance with a wide variety of complex regulatory requirements;
•	fluctuations in currency exchange rates;
•	changes in a country’s or region’s political or economic conditions;
•	effects of terrorist attacks or geopolitical conflicts abroad;
•	greater difficulty in staffing and managing foreign operations; and
•	increased financial accounting and reporting burdens and complexities.

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

The terms of our Senior Credit Facilities may restrict our financial and operational flexibility and, in certain cases, our ability to operate.

The terms of our Senior Credit Facilities restrict, among other things, our ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. Further, we are currently and may in the future be required to maintain specified financial ratios, including pursuant to a maximum leverage ratio, a minimum fixed charge coverage ratio or a minimum liquidity test. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to our amended credit agreement and the related loan and security agreement, we have pledged substantially all of our assets to our senior lender, SVB, and our junior lender, SVB Innovation Credit Fund VIII, L.P.

Risks Related to International Operations

Rising concern regarding international tariffs could materially and adversely affect our business and results of operations.

The current political landscape has introduced significant uncertainty with respect to future trade regulations and existing international trade agreements, as shown by the U.S.-initiated renegotiation of the North America Free Trade Agreement, Brexit in Europe, and the current war between Ukraine and Russia. This uncertainty includes the possibility of imposing tariffs or penalties on products manufactured outside the U.S., including the US government’s institution of a 25% tariff on a range of products from China and subsequent tariffs imposed by the U.S. as well as tariffs imposed by trading partners on U.S. goods, the potential for increased trade barriers between the U.K. and the European Union, and export controls or other retaliatory actions against, or restrictions on doing business with Russia, as well as any resulting disruption, instability or volatility in the global markets and industries resulting from such conflict. The institution of trade tariffs both globally and between the U.S. and China specifically, carries the risk of negatively affecting the overall economic conditions of both China and the U.S., which could have a negative impact on us.

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

We are required to comply with U.S. government export regulations in the sale of our products to foreign customers, including requirements to properly classify and screen our products against a denied parties list prior to shipment. We are also required to comply with the provisions of the FCPA and all other anti-corruption laws, such as the U.K. Anti-Bribery Act, of all other countries in which we do business, directly or indirectly, including compliance with the anti-bribery prohibitions and the accounting and recordkeeping requirements of these laws. Violations of the FCPA or other similar laws could trigger sanctions, including ineligibility for U.S. government insurance and financing, as well as large fines. Failure to comply with the aforementioned regulations could also affect our decision to sell our products in international jurisdictions, which could have a material adverse effect on our revenues and profitability.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8-K	3.2	11/15/2012

10.1	Lease dated January 20, 2022 between Lantronix, Inc. and Jet 55 Property Owner LLC		8-K	10.1	1/26/2022

10.2	Second Amendment to Third and Restated Loan Security Agreement dated February 15, 2022, among Lantronix, Inc., Lantronix Holding Company, Lantronix Canada, ULC and Lantronix Technologies Canada (Taiwan) Ltd. and Transition Networks, Inc.		8-K	10.1	2/16/2022

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: May 5, 2022	By:	/s/ PAUL PICKLE
Paul Pickle
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

