Form 10-K
period 2022-06-30
LANTRONIX INC
filed 2022-08-29
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 1-16027

LANTRONIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0362767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 Discovery, Suite 250 Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

(949) 453-3990

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	LTRX	The Nasdaq Stock Market LLC

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

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock as reported by the Nasdaq Capital Market on December 31, 2021, the last trading day of the registrant’s second fiscal quarter, was approximately $214,675,000. The determination of affiliate status for this purpose shall not be a conclusive determination for any other purpose.

As of August 25, 2022, there were 35,136,540 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement on Schedule 14A relating to the registrant's 2022 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LANTRONIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2022

* Not required for a “smaller reporting company.”

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2022, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, expectations regarding the impact of the COVID-19 pandemic and other statements regarding matters that are not historical are forward-looking statements.

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

Overview

Lantronix, Inc. is a global Industrial and Enterprise IoT provider of solutions that target diversified verticals ranging from Smart Cities, Utilities and Healthcare to Enterprise, Intelligent Transportation, and Industrial Automation. Building on a long history of connectivity and video processing competence, target applications include Video Surveillance, Traffic management, Infotainment systems, Robotics, Edge Computing and Remote Environment Management (“REM”).

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

We organize our portfolio services and products into the following product lines: Embedded IoT Modules, IoT Systems Solutions, and Software and Engineering Services.

We were incorporated in California in 1989 and reincorporated in Delaware in 2000.

References in this Report to “fiscal 2022” refer to the fiscal year ended June 30, 2022 and references to “fiscal 2021” refer to the fiscal year ended June 30, 2021. In addition, unless the context suggests otherwise, all reference in this Report to the “Company,” “we,” and “us,” refer to Lantronix, Inc. together with its subsidiaries.

Our Strategy

Today, more businesses are seeking to streamline their operations by connecting their machines and electronic devices to the Internet, manage them remotely, and reduce costs. The growth in the IoT and REM markets are being driven by the growing importance of data, being able to act on that data, and the rapidly falling cost of sensors, connectivity, compute, and storage. While the promise is great, designing and deploying these projects is complex, costly and time-consuming. Our offerings are designed to help companies increase speed and reduce friction for their deployments through reduced complexity, decreased development costs, and increased ease of management for web-scale applications and real-world solutions; thus, driving customer value and success. We are addressing the market opportunity by offering our customers turnkey solutions, leveraging the layers of the IoT Stack, such as Collect, Connect, Compute, Control and Comprehend, through a combination of services, hardware and software enablement, accessible and manageable through our SaaS platform.

We are executing a growth strategy that includes continuous innovation complemented by strategic acquisitions to expand our ability to offer complete IoT and REM solutions with the intent of increasing our scale and broadening our scope so that we can increase our value proposition to our customers. We believe this strategy will allow us to address a larger portion of our customers’ operational needs and engage with customers as a strategic "total solution" partner. We believe this will strengthen our position in the market as our customers come to us for a wider variety of applications.

Recent Acquisitions

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

These acquisitions allow us to offer more value to our customers and substantially increase the markets that we serve.

Products and Solutions

Embedded IoT Modules

This portfolio of embedded products provides a variety of solutions including Compute System-on-Module (SOM) or System-in-Package (SIP) solutions supplemented with wired and wireless network Connectivity options. As the level of silicon integration continues to grow, the compute modules also provide the ability to Collect digital information (Video, Audio or Sensors) and analyze/comprehend the data streams based on specific AI/ML algorithms. The new implementations of SIP devices can process multiple media streams with CV (Computer Vision) technology and the modules can be Controlled remotely via ConsoleFlow™, Lantronix’s Cloud SaaS platform. Our IoT compute products typically are embedded into a customer product, enabling advanced application functionality at the edge. Our compute products are normally embedded into new designs. These products include application processing that delivers compute to meet customer needs for data transformation, computer vision, machine learning, augmented / virtual reality, audio / video aggregation and distribution, and custom applications at the edge. Many of the products are offered with software tools intended to further accelerate our customers’ time-to-market and increase their value add. Most of our IoT embedded products are pre-certified in a number of countries thereby significantly reducing our OEM customers’ regulatory certification costs and accelerating their time to market

The following product families are included in our Embedded IoT Solutions product line: XPort®, XPort® Pro, WiPort®, System on Module (“SoM”), Single Board Computer (“SBC”), Development Kits, MicroM110, xPico®, xPico® Wi-Fi, NICS, Optical SFPs, PremierWave® EN, and PremierWave® XC.

IoT System Solutions

The IoT Systems Solutions portfolio consists of fully functional standalone systems that provider routing, switching or gateway functionalities as well as Telematics and media conversion. These products include wired and wireless connections that enhance the value and utility of modern electronic systems and equipment by providing secure network connectivity, power for IoT end devices through Power over Ethernet (PoE), application hosting, protocol conversion, media conversion, secure access for distributed IoT deployments and many other functions. Most of our IoT System products are pre-certified in a number of countries thereby significantly reducing our original equipment manufacturer (“OEM”) customers’ regulatory certification costs and accelerating their time to market.

Our PoE products support remote devices such as cameras and wireless access points by passing electrical power along with data on Ethernet cabling, eliminating the need for traditional AC/DC electrical power in hard-to-reach locations. As more cities move to implement smart city technology, a major component will be solutions designed to protect and provide services to citizens, such as intelligent transportation and surveillance networks. Our switches deliver the necessary connectivity, bandwidth and power to enable these solutions. Many of our products incorporate features to perform advanced levels of fault management and diagnostics to troubleshoot networks and proactively fix problems. Our media converters and other customer premise equipment (“CPE”) assist customers in resolving challenges in the areas of bandwidth constraints, security risks, and distance limitations as networks extend from local area to wide area networks and adapt to ever increasing end-user demands.

Our smart tracking devices are designed to deliver robust data logging and positional tracking functionality and reliability for supply chain and logistics solutions. Our telematics devices are designed to be flexible in the field and offer a variety of connectivity options to suit the customers’ needs across 3G, 4G, and LTE cellular networks. These power efficient products are designed to support communications across interfaces and industrial protocols for vehicle, fleet, and asset tracking and management. Many of the products are offered with software tools intended to further accelerate our customers’ time-to-market and increase their value add. Most of our IoT Telematics products are pre-certified in a number of countries thereby significantly reducing our OEM customers’ regulatory certification costs and accelerating their time to market.

As Edge Computing deployment accelerates, REM allows for full comprehension and control of a remote IT infrastructure, across a range of sensors (temperature, humidity, light, acceleration, open / close, etc.) providing status and alerting, automation, and remote control of devices and end stations. REM designs may be part of an out of band (“OOB”) or in band network design. OOB is a technique that uses a dedicated management network to access critical infrastructure components to ensure production independent management connectivity. REM allows organizations to effectively monitor, manage, and control their enterprise IT equipment and facilities (environments), either in or out of band, optimizing their IT support resources.

Our REM product line includes out-of-band management, console management, power management, and IP connected keyboard-video-mouse (commonly referred to as “IPKVM”) products that provide remote access to IT and networking infrastructure deployed in test labs, data centers, branch offices, remote sites, and server rooms.

The following product families are included in IoT System Solutions product line: EDS, EDS-MD, xPress™, xDirect®, E21x, E22x, G52x, X30x, Bolero4x, FOX3-4G, FOX4, SGX™, SLB™, SLC™8000, Spider™, UDS, EMG™. S40 and Power over Ethernet Switches. In addition, we offer non-PoE Network Switches and Media Converters.

Software and Engineering Services

Our SaaS platform provides single pane of glass management for REM and IoT deployments. Our platform enables customers to easily deploy, monitor, manage, and automate across their global deployments, all from a single platform login, virtually connected as though directly on each device. Our platform eliminates the need to have 24/7 personnel on site, and makes it easy to see and drill into an issue quickly, even in large scale deployments.

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

The following product families are included in our Software & Services product line: Engineering Services, ConsoleFlow™, Level Services and J-Integra.

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

Sales Cycle

Our embedded IoT solutions are typically designed into products by OEMs, original design manufacturers (“ODMs”) and contract manufacturers. OEMs design and sell products under their own brand that are either manufactured by the OEM in-house or by third-party contract manufacturers. ODMs design and manufacture products for third parties, which then sell those products under the third parties’ brands. The design cycles using our embedded solutions typically range from nine to 24 months and can generate revenue for the entire life cycle of an end user’s product.

Our IoT System Solutions are typically sold to end users through value added resellers (“VARs”) systems integrators, distributors, online retailers and, to a lesser extent, OEMs. The design cycles for these products typically range from three to 18 months and are often project-based.

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

Manufacturing

Our manufacturing operations are primarily conducted through four third-party contract manufacturers. We currently utilize Hana Microelectronics, primarily located in Thailand and China, Honortone, primarily located in China, Ruby Tech in Taiwan, and Tailyn in China as our contract manufacturers for most of our products. In addition, we use Inphi Corporation to manage Taiwan Semiconductor Manufacturing Company, Ltd., a third-party foundry located in Taiwan, which manufactures our large-scale integration chips. We manufacture certain products with final assembly in the U.S. to meet trade compliance requirements.

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

Employees

As of August 16, 2022, we had 348 total employees including 335 full time employees, none of whom is represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and believe we have good relationships with our employees.

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

Information About Our Executive Officers

Executive officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers. The following table presents the names, ages, and positions held by our executive officers as of the date of this Report:

Name	Age	Position
Paul H. Pickle	52	President and Chief Executive Officer
Jeremy R. Whitaker	52	Chief Financial Officer
Mohammed F. Hakam	54	Vice President of Engineering
Roger Holliday	63	Vice President of Worldwide Sales

PAUL H. PICKLE has served as our President and Chief Executive Officer, and as a member of our Board, since April 2019. Before joining Lantronix, Mr. Pickle served as President and Chief Operating Officer of Microsemi Corporation, a leading provider of semiconductor and system solutions, from November 2013 until Microsemi was acquired by Microchip Technology Inc. in May 2018. Prior to his position as President and Chief Operating Officer, he served Microsemi as Executive Vice President, leading business operations of the company’s Integrated Circuits group, where he played an integral role in the planning, developing, and execution of Microsemi’s leading edge IC solutions for communications, industrial, aerospace, and defense/security markets.

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

The ongoing COVID-19 pandemic, and the periodic measures intended to reduce its spread imposed by governments and other authorities around the world, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures, quarantines and shelter-in-place orders, have had, and may continue to have, an adverse impact on the economy generally, our business and the businesses of our suppliers, and our results of operations and financial condition. Most of our employees transitioned to remote working arrangements commencing in March 2020, and many continue to primarily work remotely as of the date hereof, which may ultimately result in lower work efficiency and productivity, and in turn adversely affect our business. In addition, the COVID-19 pandemic resulted in industry events, trade shows and business travel being suspended, cancelled and/or significantly curtailed. The cessation of trade shows and business travel resulted in our lead pipeline being negatively impacted, which has negatively affected our sales since the beginning of the outbreak. While most industry events, trade shows and business travel have resumed, if these activities are suspended, cancelled and/or significantly curtailed in the future, whether due to surges of COVID-19 or otherwise related to the pandemic, our sales may continue to be negatively impacted in the future.

In addition, the ongoing impact of the COVID-19 pandemic and measures to prevent its spread subject us to various risks and uncertainties that could materially adversely affect our business, results of operations and financial condition, including the following:

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

The duration and extent of the COVID-19 pandemic’s effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the long-term effects of COVID-19, actions taken to contain COVID-19, additional surges of COVID-19 infections due to the rate of public acceptance and efficacy of COVID-19 vaccines or due to new and more contagious and/or vaccine resistant variants, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business, financial condition, results of operations, and prospects as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material.

We have experienced and may in the future experience constraints in the supply of certain materials and components that could affect our operating results.

Some of our integrated circuits are only available from a single source and in some cases, are no longer being manufactured. From time to time, integrated circuits, and potentially other components used in our products, will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have been in the past and may in the future be subject to market shortages and substantial price fluctuations, whether due to the COVID-19 pandemic, the war between Ukraine and Russia, recent tensions between China and Taiwan or otherwise. From time to time, we have been unable to meet customer orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components, including semiconductor chips, or technology for our products and instead purchase components on a purchase order basis. If we are unable to purchase components from these suppliers, our product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenue, risk losing customers and risk harm to our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations. For instance, we have recently experienced increased delays in shipments of semiconductor chips. As a result, we have sought alternate sources of certain components, which have been at a higher cost. Because semiconductor chips continue to be subject to an ongoing significant shortage, our ability to source components that use semiconductor chips has been adversely affected. These supply interruptions have resulted in increased component delivery lead times and increased costs to obtain components with available semiconductor chips. To the extent this semiconductor chip shortage or other shortages continue, the production of our products may be impacted.

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

We depend on the resale of products through distributor accounts for a substantial majority of our worldwide net revenue. In addition, sales through our top five distributors accounted for approximately 44% of our net revenue in fiscal 2022. A significant reduction of effort by one or more distributors to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

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

The terms of our Senior Credit Facilities restrict, among other things, our ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. Further, we are currently and may in the future be required to maintain specified financial ratios, including pursuant to a maximum leverage ratio, a minimum fixed charge coverage ratio or a minimum liquidity test. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to our amended credit agreement and the related loan and security agreement, we have pledged substantially all of our assets to our senior lender, SVB.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table presents details regarding our leased facilities:

Locations	Primary Use	Approximate Square Footage
Irvine, California, U.S.A.	Corporate headquarters; sales and marketing, research and development, operations and administration	14,000
Plymouth, Minnesota, U.S.A.	Operations and warehousing, engineering, sales and marketing	66,000
Vancouver, British Columbia, Canada	Engineering	12,000
Hyderabad, India	Engineering	18,000
Illmenau, Germany	Engineering, sales and marketing	7,500
Taiwan	Engineering, sales and marketing	5,500
Shanghai, China	Sales and marketing	1,000

We believe our existing facilities are adequate to meet our needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “LTRX.” The number of holders of record of our common stock as of August 25, 2022 was approximately 29.

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

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2022.

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

Overview

Lantronix, Inc. is a global Industrial and Enterprise internet of things (“IoT”) provider of solutions that target diversified verticals ranging from Smart Cities, Utilities and Healthcare to Enterprise, Intelligent Transportation, and Industrial Automation. Building on a long history of connectivity and video processing competence, target applications include Video Surveillance, Traffic management, Infotainment systems, Robotics, Edge Computing and Remote Environment Management (“REM”).

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan (“APJ”).

References to “fiscal 2022” refer to the fiscal year ended June 30, 2022 and references to “fiscal 2021” refer to the fiscal year ended June 30, 2021.

Products and Solutions

To more closely align the categorization of our product lines with how we position them in the marketplace, we have re-organized our products and solutions. We now organize our products and solutions into three product lines: Embedded IoT Solutions, IoT System Solutions, and Software & Services. Until this recent change, we had organized our products and solutions into three different product lines: IoT, REM and Other. Going forward, we do not plan to disclose our net revenue by the old categorizations. Refer to “Products and Solutions” included in Part I, Item 1 of this Report, which is incorporated herein by reference, for further discussion.

Recent Developments

Acquisition

On August 2, 2021 we acquired the Transition Networks and Net2Edge businesses (the “TN Companies”) from Communication Systems, Inc. (“CSI”) for an aggregate purchase price of approximately $30,651,000, which includes earnout payments of up to $7,000,000 depending on the achievement of certain revenue targets for the TN Companies. The TN Companies provide us with complementary IoT connectivity products and capabilities, including switching, Power over Ethernet (“PoE”) and media conversion and adapter products. In connection with the closing of the acquisition, we entered into new loan agreements with Silicon Valley Bank (“SVB”) which included (i) a new term loan of $17,500,000 with an available revolving credit facility of up to $2,500,000 and (ii) a second term loan of $12,000,000. In January 2022, we repaid the $12,000,000 second term loan.

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

Inventory Valuation

We value inventories at the lower of cost (on a first-in, first-out basis) or net realizable value, whereby we make estimates regarding the market value of our inventories, including an assessment of excess and obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future sales demand for our products within a specified time horizon, which is generally 12 months. In addition, specific reserve estimates are recorded to cover risks for end-of-life products, inventory located at our contract manufacturers and warranty replacement stock. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand and judgement to determine excess inventory may prove to be inaccurate, in which case we may have understated or overstated the reduction to the total carrying value of our inventory for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold, resulting in a reduction in our gross margins, at the time of such determination. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations.

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

Business Combinations

We allocate the fair value of the purchase consideration of a business acquisition to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), if applicable, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. The valuation of acquired assets and assumed liabilities requires significant judgment and estimates, especially with respect to intangible assets. The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires significant estimates such as future expected revenue, expenses, capital expenditures and other costs, and discount rates. We estimate the fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from our estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related expenses and related restructuring costs are recognized separately from the business combination and are expensed as incurred.

Goodwill Impairment Testing

We evaluate goodwill for impairment on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist that would more likely than not reduce the fair value of our single reporting unit below its carrying amount.

We begin our evaluation of goodwill for impairment by assessing qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Some factors that we consider important in the qualitative assessment which could trigger a goodwill impairment review include:

•	significant underperformance relative to historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends;
•	a significant decline in our stock price for a sustained period; and
•	a significant change in our market capitalization relative to our book value.

Based on our qualitative assessment, if we conclude that it is more likely than not that the fair value of our single reporting unit is less than its carrying value, we conduct a quantitative goodwill impairment test, which involves comparing the estimated fair value of our single reporting unit with its carrying value, including goodwill. We estimate the fair value of our single reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, we recognize an impairment loss for the difference.

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

During the fourth quarter of fiscal 2022, we made a qualitative assessment of whether goodwill impairment existed. Since our assessment of the qualitative factors did not result in a determination that it was more likely than not that the fair value of our single reporting unit is less than its carrying value, we were not required to perform the quantitative goodwill impairment test. As of June 30, 2022, the carrying value of our single reporting unit was $79,900,000, while our market capitalization was $189,000,000. We concluded that no goodwill impairment existed as of June 30, 2022.

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

The fair value of our common stock options and ESPP common stock purchase rights is generally estimated on the grant date using the Black-Scholes-Merton (“BSM”) valuation model. The determination of the fair value of share-based awards utilizing the BSM model is affected by our stock price and various assumptions, including the expected term, expected volatility, risk-free interest rate and expected dividend yields. The expected term of stock options granted has historically been estimated using the simplified method, as permitted by guidance issued by the Securities and Exchange Commission (“SEC”). We have used the simplified method because we were generally unable to rely on our limited historical exercise data or alternative information as a reasonable basis upon which to estimate the expected term of such options. For new stock options granted beginning in the fiscal year ended June 30, 2022, we estimated the expected term based on our recent historical exercise data. The expected volatility is based on the historical volatility of our stock price. The risk-free interest rate assumption is based on the U.S. Treasury interest rates appropriate for the expected term of our stock options and common stock purchase rights.

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

Results of Operations - Fiscal Years Ended June 30, 2022 and 2021

Summary

For fiscal 2022, our net revenue increased by $58,178,000, or 81.4%, compared to fiscal 2021. The increase in net revenue was driven by a 144.0% increase in net revenue in our IoT System Solutions product line, as well as an increase of 60.0% in net revenues in our Embedded IoT Solutions product line. We had a net loss of $5,362,000 for fiscal 2022 compared to a net loss of $4,044,000 for fiscal 2021. The increase in net loss was driven primarily by costs related to the TN acquisition as both SG&A and R&D expenses as a percent of net revenue were lower in fiscal 2022 than fiscal 2021, largely because of our business integration efforts and capture of significant cost synergies during fiscal 2022.

Net Revenue

The following tables present our net revenue by product lines and by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$61,773	47.6%	$38,611	54.0%	$23,162	60.0%
IoT System Solutions	59,019	45.5%	24,189	33.8%	34,830	144.0%
Software & Services	8,863	6.9%	8,677	12.2%	186	2.1%
	$129,655	100.0%	$71,477	100.0%	$58,178	81.4%

	Years Ended June 30,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Americas	$77,799	60.0%	$38,638	54.1%	$39,161	101.4%
EMEA	22,542	17.4%	17,186	24.0%	5,356	31.2%
APJ	29,314	22.6%	15,653	21.9%	13,661	87.3%
	$129,655	100.0%	$71,477	100.0%	$58,178	81.4%

Embedded IoT Solutions

Net revenue from our Embedded IoT Solutions product line increased in fiscal 2022 compared to fiscal 2021 primarily due to organic growth in our compute modules and embedded ethernet connectivity products. In addition, the acquisition of the TN Companies contributed approximately $7,200,000 in fiscal 2022 primarily in the Americas region.

IoT System Solutions

Net revenue from our IoT System Solutions product line increased in fiscal 2022 compared to fiscal 2021 primarily due to product sales of our network switches and media converter products from the TN Companies acquisition, mostly in the Americas region. We also experienced organic growth in our pre-acquisition business driven by (i) our out of band (“OOB”) products in the Americas, and to a lesser extent, EMEA and APJ, and (ii) our device server products in the Americas and APJ regions. The overall increase in net revenues was partially offset by a decrease in unit sales in our WiFi gateway products in the Americas and EMEA regions.

Software & Services

Net revenue from our Software & Services product line in fiscal 2022 was flat when compared to fiscal 2021. In fiscal 2022, we experienced an increase in engineering consulting services revenue when compared to fiscal 2021. This increase was largely offset by lower revenues from some of our software offerings compared to fiscal 2021 during which we had a large software license sale.

For comparative purposes, the following tables present our product line categorizations prior to our decision to reorganize how we present this information during the fourth quarter of fiscal 2022. As discussed at Part I, Item 1 of this Report, going forward we do not plan to disclose our net revenue by these categorizations.

	Years Ended June 30,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
IoT	$112,492	86.8%	$59,167	82.8%	$53,325	90.1%
REM	16,585	12.8%	11,843	16.6%	4,742	40.0%
Other	578	0.4%	467	0.6%	111	23.8%
	$129,655	100.0%	$71,477	100.0%	$58,178	81.4%

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly by contract manufacturers, freight costs, personnel-related expenses, manufacturing overhead, inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$55,586	42.9%	$33,025	46.2%	$22,561	68.3%

Gross profit as a percent of revenue (referred to as “gross margin”) for fiscal 2022 decreased compared to fiscal 2021 due primarily to our revenue mix. We saw significant growth in unit sales of our compute modules and growth in our engineering services revenues, which typically carry lower gross margins than many of our products. Gross margin for fiscal 2022 was also negatively impacted by (i) higher supply chain and logistics costs and (ii) the amortization of unrealized profit in acquired inventory from the TN Companies in the amount of approximately $380,000. The overall decrease in our gross margins in the current year period was partially offset by growth in unit sales of our higher-margin OOB products, along with the margin contribution from the products acquired from the TN Companies.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, advertising and marketing expenses and professional legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$19,368		$12,927		$6,441	49.8%
Professional fees and outside services	5,833		2,464		3,369	136.7%
Advertising and marketing	1,893		712		1,181	165.9%
Facilities and insurance	1,476		1,415		61	4.3%
Share-based compensation	4,862		2,719		2,143	78.8%
Other	1,097		571		526	92.1%
Selling, general and administrative	$34,529	26.6%	$20,808	29.1%	$13,721	65.9%

Selling, general and administrative expenses increased in fiscal 2022 when compared to fiscal 2021 primarily (i) higher personnel-related expenses as we added headcount from the acquisition of the TN Companies and also recorded higher variable compensation expenses, (ii) increased professional fees and outside services costs for legal and other services, as well as transition services fees paid to the seller for the acquisition of the TN Companies, (iii) increased share-based compensation expense due to additional grants of performance stock units and other stock awards with higher fair values compared to the prior year and (iv) higher marketing spending, including on various events and trade shows that were largely halted in the prior year due to the COVID-19 pandemic.

Research and Development

Research and development expenses consisted of personnel-related expenses, share-based compensation, and expenditures to third-party vendors for research and development activities and product certification costs. Our costs from period-to-period related to outside services and product certifications vary depending on our level and timing of development activities.

The following table presents our research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$11,408		$7,954		$3,454	43.4%
Facilities	2,351		1,335		1,016	76.1%
Outside services	1,158		209		949	454.1%
Product certifications	817		531		286	53.9%
Share-based compensation	1,015		584		431	73.8%
Other	938		500		438	87.6%
Research and development	$17,687	13.6%	$11,113	15.5%	$6,574	59.2%

Research and development expenses increased in fiscal 2022 when compared to fiscal 2021 primarily due to (i) an increase in personnel-related costs driven by additions to headcount from both the TN Companies acquisition and internal growth, (ii) higher facility-related costs as we opened our new facility in Germany and expanded our engineering teams, (iii) increased outside services costs primarily related to the timing of product development projects requiring outsourced engineering resources, and (iv) increased share-based compensation expense due to additional grants of performance stock units and other stock awards with higher fair values compared to the prior year.

Restructuring, Severance and Related Charges

Fiscal 2022

During fiscal 2022, we incurred charges of approximately $795,000 related to headcount reductions and restructuring of non-essential operations, including certain functions determined redundant related to the acquisition of the TN Companies. We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and synergies resulting from our acquisitions.

Fiscal 2021

During fiscal 2021, we incurred charges of approximately $506,000 related to headcount reductions and restructuring of non-essential operations, including certain acquisition-related functions we determined were redundant.

Acquisition-Related Costs

During fiscal 2022 and fiscal 2021, we incurred approximately $889,000 and $841,000 of acquisition-related costs, respectively, mostly comprised of banking and legal fees related to the acquisition of the TN Companies and our exploration of other acquisition targets.

Amortization of Purchased Intangible Assets

We acquired certain intangible assets through our recent acquisitions, which we recorded at fair-value as of the acquisition dates. These assets are generally amortized on a straight-line basis over their estimated useful lives and resulted in charges of $5,590,000 and $3,094,000 during fiscal 2022 and 2021, respectively.

Interest Income (Expense), Net

For fiscal 2022 and 2021, we incurred net interest expense from interest incurred on borrowings on our Credit Facilities. We also earn interest on our domestic cash balances.

Loss on Extinguishment of Debt

For fiscal 2022, we recognized a non-cash loss on the extinguishment of our mezzanine term loan facility of $764,000, representing the write-off of unamortized deferred financing costs.

Other Expense, Net

Other expense, net, is comprised primarily of foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar. During fiscal 2021, we also incurred a loss of approximately $197,000 on disposal of certain property and equipment.

Provision for Income Taxes

The following table presents our provision for income taxes:

	Years Ended June 30,
		% of Net			% of Net	Change
	2022	Revenue		2021	Revenue	$	%
	(In thousands, except percentages)
Provision (benefit) for income taxes	$(1,832)	(1.4%	)	$195	0.3%	$(2,027)	(1039.5%	)

The following table presents our effective tax rate based upon our provision for income taxes:

	Years Ended June 30,
	2022	2021
Effective tax rate	25.5%	(5.1%	)

We utilize the liability method of accounting for income taxes. In fiscal 2022 the tax benefit was the result of us recording a U.S. deferred tax liability in the TN Companies acquisition purchase accounting related to non-tax-deductible intangible assets recognized in our consolidated financial statements. The acquired deferred tax liabilities are a source of income to support recognition of our existing deferred tax assets. The differences between our effective tax rate and the federal statutory rate in fiscal 2022 and fiscal 2021 were also impacted by the effect of our domestic losses recorded without a tax benefit, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe these assets are more likely than not to be realized. As a result of our cumulative losses and uncertainty of generating future taxable income, we provided a full valuation allowance against our net deferred tax assets for fiscal 2022 and fiscal 2021.

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

June 30, 2022
(In thousands)
Federal	$70,456
State	$14,861

For federal income tax purposes, our NOL carryovers generated for tax years beginning before July 1, 2018 began to expire in fiscal 2021. Of our federal NOLs as of June 30, 2022 in the table above, approximately $26,500,000 will expire by June 30, 2023. For state income tax purposes, our NOLs began to expire in the fiscal year ended June 30, 2013. Pursuant to the Tax Cuts and Jobs Act enacted by the U.S. federal government in December 2017, for federal income tax purposes, NOL carryovers generated for our tax years beginning after June 30, 2018 can be carried forward indefinitely, but will be subject to a taxable income limitation.

Liquidity and Capital Resources

Liquidity

The following table presents our working capital and cash and cash equivalents:

	June 30,
	2022	2021	Change
		(In thousands)
Working capital	$54,512	$20,289	$34,223
Cash and cash equivalents	$17,221	$9,739	$7,482

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

In February 2022, we entered into an amendment to our Senior Credit Facilities (as defined in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report) which (i) increased the amount available under the revolving credit facility from $2,500,000 to $7,500,000, (ii) removed and replaced LIBOR benchmark provisions with Term SOFR benchmark provisions and (iii) provided that advances under the Senior Credit Facilities bear interest at Term SOFR or the Prime Rate, at the option of Lantronix, plus a margin that ranges from 3.10% to 4.10% in the case of Term SOFR and 1.50% to 2.50% in the case of the Prime Rate, depending on our total leverage with a Term SOFR floor of 0.00% and a Prime Rate floor of 3.25%. We paid a nonrefundable fee of $25,000 in connection with this amendment to our Senior Credit Facilities. As of June 30, 2022, we had $16,188,000 million in borrowings outstanding under our term loan facility.

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under our loan agreement with our bank, and cash generated from operations. We believe that these sources will be sufficient to fund our current requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months and beyond. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

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

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,		(Decrease)
	2022	2021	Increase
	(In thousands)
Net cash (used in) provided by operating activities	$(9,416)	$4,304	$(13,720)
Net cash used in investing activities	(25,747)	(783)	24,964
Net cash provided by (used in) financing activities	42,645	(1,473)	44,118

Operating Activities

We used cash in operating activities during fiscal 2022 compared to operations providing cash in fiscal 2021 mainly due to the increase in our net loss, which was driven by an increase in operating expenses. For fiscal 2022, our net loss included $15,380,000 of non-cash charges, and the changes in operating assets and liabilities used cash of $19,434,000.

Our net inventories increased by $22,620,000, or 150.2%, from June 30, 2021 to June 30, 2022. Of this increase, $7,734,000 of net inventories were acquired in the TN Companies acquisition. The remainder of the increase was a combination of increases in revenue, increased lead times required for certain customers, and supply chain constraints issues.

Accounts receivable increased by $12,747,000, or 94.3%, from June 30, 2021 to June 30, 2022, of which $5,277,000 was acquired in the TN Companies acquisition. The remainder of the increase is primarily due to the increase and timing of our sales and related payments from customers.

Accounts payable increased by $11,522,000, or 126.3%, from June 30, 2021 to June 30, 2022, of which $1,872,000 was acquired in the TN Companies acquisition. The remainder of the increase is primarily due to the increase and timing of our inventory purchases and related payments to our vendors.

Investing Activities

Net cash used in investing activities during fiscal 2022 was driven by the acquisition of the TN Companies, which used net cash of $23,629,000. We also used cash for the purchase of property and equipment, primarily related to various tooling, test and office equipment.

Financing Activities

Net cash provided by financing activities during fiscal 2022 resulted primarily from (i) net proceeds from our public offering of $32,600,000 and (ii) $29,500,000 in gross proceeds received from our credit facilities with SVB, partially offset by the repayment of our previous term loan in the amount of $3,750,000 and the mezzanine credit facility in the amount of $12,000,000. We also used cash of $1,811,000 for tax withholdings paid on behalf of employees for restricted shares and paid earnout consideration of $1,500,000 for the TN Companies.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022 based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 30, 2022.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On December 2, 2021, we entered into a change in control agreement with Jeremy Whitaker, our Chief Financial Officer (the “Agreement”), providing for certain severance benefits in the event of a change in control of Lantronix. Under the Agreement, if Mr. Whitaker’s employment is terminated by us without Cause or by him for Good Reason within 60 days prior to or 12 months following a Change in Control (as defined in the Agreement) and such a termination of his employment occurs on or prior to May 31, 2024, (i) all of his outstanding equity awards will accelerate and become fully vested; (ii) he will receive a cash severance payment in a lump sum (in lieu of the cash severance benefit described above, if applicable) equal to 6 months of his base salary plus an amount equal to 100% of the amount of bonuses (if any) paid to Mr. Whitaker during the 12 months preceding termination (or 12 months of his base salary plus an amount equal to 100% of his target bonus if the consideration paid to Lantronix’s stockholders in the transaction is $5.00 or more per share); and (iii) he and his eligible dependents will be entitled to continued participation in Lantronix’s group health, dental and vision insurance plans on the same terms as existed at the time of his termination for up to 6 months thereafter (or up to 12 months if the consideration paid to Lantronix’s stockholders in the transaction is $5.00 or more per share).

Mr. Whitaker’s right to receive the severance benefits described above is subject to his executing and not revoking a general release of claims in favor of Lantronix and his resignation from any Lantronix-affiliated board positions. Cash severance payments would be made on the 53rd day following Mr. Whitaker’s employment termination date or such later date as required by Section 409A of the Code. Should benefits payable to Mr. Whitaker trigger excise taxes under Section 4999 of the Code, Mr. Whitaker will either be entitled to the full amount of his benefits or, if a cut-back in the benefits would result in greater net (after-tax) benefit to Mr. Whitaker, the benefits will be cut-back to the extent necessary to avoid such excise taxes.

The foregoing description of the Agreement is qualified in its entirety by the Agreement, a copy of which is filed as Exhibit 10.19 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Portions of our definitive Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders (“Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report, as indicated below.

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

The other information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  Consolidated Financial Statements

The following consolidated financial statements and related Report of Independent Registered Public Accounting Firm are filed as part of this Report.

2.  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8–K	3.2	11/15/2012

4.1	Description of Lantronix Common Stock		10-K	4.1	09/11/2019

10.1*	Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.2	11/08/2010

10.2*	Form of Stock Option Agreement under the Lantronix, Inc. 2010 Inducement Equity Incentive Plan	10–Q	10.3	11/08/2010

10.3*	Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan, as Amended on November 14, 2017	8-K	99.1	11/15/2017

10.4*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan	S-8	4.3	05/09/2013

10.5*	Form of Restricted Stock Award Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan	S-8	4.4	05/09/2013

10.6*	Lantronix, Inc. 2020 Performance Incentive Plan	8-K	10.1	11/04/2020

10.7*	Form of Director Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.7	8/27/2021

10.8*	Form of Restricted Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.8	8/27/2021

10.9*	Form of Director Restricted Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.9	8/27/2021

10.10*	Form of Nonqualified Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.10	8/27/2021

10.11*	Form of Incentive Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.11	8/27/2021

10.12*	Form of Performance Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.12	8/27/2021

10.13*+	Form of Performance Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan (2022 Grants)	X

10.14*	Letter Agreement dated September 8, 2011 between Lantronix, Inc. and Jeremy Whitaker		8–K	10.1	09/26/2011

10.15*	Amendment to Offer Letter between Lantronix, Inc. and Jeremy Whitaker, dated as of November 13, 2012		8-K	99.2	11/15/2012

10.16*	Form of Indemnification Agreement entered into between Lantronix, Inc. with its directors and certain of its executive officers		8-K	10.2	06/20/2016

10.17*	Summary of Lantronix, Inc. Annual Bonus Program		8-K	99.1	09/08/2015

10.18*	Letter Agreement dated August 31, 2016 between Lantronix, Inc. and Jeremy Whitaker		8-K	10.1	09/02/2016

10.19*+	Change in Control Agreement between Lantronix, Inc. and Jeremy Whitaker, dated December 2, 2021	X

10.20*	Lantronix, Inc. 2013 Employee Stock Purchase Plan, as amended on November 13, 2018		8-K	99.1	11/15/2018

10.21*	Offer Letter dated March 23, 2019 between Lantronix, Inc. and Paul H. Pickle		8-K	99.1	03/27/2019

10.22*	Inducement Stock Option Agreement, dated April 22, 2019, between Lantronix, Inc. and Paul H. Pickle		S–8	4.1	04/26/2019

10.23*	Inducement Restricted Stock Unit Agreement, effective as of May 1, 2019, between Lantronix, Inc. and Paul H. Pickle		S–8	4.2	04/26/2019

10.24*	Offer Letter dated January 4, 2020, between Lantronix, Inc. and Roger Holliday		10-K	10.22	09/11/2020

10.25*	Form of Inducement Stock Option Agreement		S-8	4.1	09/04/2020

10.26*	Form of Inducement Restricted Stock Unit Agreement		S-8	4.2	09/04/2020

10.27*	Intrinsyc Technologies Corporation Amended and Restated Incentive Stock Option Plan		10-Q	10.1	05/15/2020

10.28*	Intrinsyc Technologies Corporation Restricted Share Unit Plan		10-Q	10.2	05/15/2020

10.29	Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated August 2, 2021, by and between Lantronix, Inc., Lantronix Holding Company, Lantronix Canada ULC and Lantronix Technologies Canada (Taiwan) Ltd. and Transition Networks, Inc.		8-K	10.1	08/02/2021

10.30	Mezzanine Loan and Security Agreement, dated August 2, 2021, by and between Lantronix, Inc. and SVB Innovation Credit Fund VIII, L.P.		8-K	10.2	08/02/2021

10.31	2020 Non-Employee Director Compensation Policy		10-Q	10.1	11/12/2021

10.32*+	Non-Employee Director Compensation Policy, as revised August 8, 2022 to be effective November 8, 2022	X

10.33	Warrant to Purchase Common Stock issued to SVB Innovation Credit Fund VIII, L.P.		10-Q	10.2	11/12/2021

10.34+	Warrant to Purchase Common Stock issued to Innovation Credit Fund VIII-A, L.P.	X

10.35	Lease dated November 5, 2021 between Lantronix, Inc. and Discovery Business Center LLC		8-K	10.1	11/8/2021

10.36	Lease dated January 20, 2022 between Lantronix, Inc. and Jet 55 Property Owner LLC		8-K	10.1	1/26/2022

10.37	First Amendment to Third and Restated Loan Security Agreement dated February 15, 2022, among Lantronix, Inc., Lantronix Holding Company, Lantronix Canada, ULC and Lantronix Technologies Canada (Taiwan) Ltd. and Transition Networks, Inc.		10-Q	10.3	2/11/2022

10.38	Second Amendment to Third and Restated Loan Security Agreement dated February 15, 2022, among Lantronix, Inc., Lantronix Holding Company, Lantronix Canada, ULC and Lantronix Technologies Canada (Taiwan) Ltd. and Transition Networks, Inc.		8-K	10.1	2/16/2022

21.1+	Subsidiaries of Lantronix, Inc.	X

23.1+	Consent of Independent Registered Public Accounting Firm, Baker Tilly US, LLP	X

24.1+	Power of Attorney (included on the signature page)	X

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1++	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

__________

*	Indicates management contract or compensatory plan, contract or arrangement.
+	Filed herewith
++	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTRONIX, INC.

	By:	/s/ PAUL PICKLE
Paul Pickle
President, Chief Executive Officer and Director
Date: August 25, 2022		(Principal Executive Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PAUL PICKLE	President, Chief Executive Officer and Director	August 25, 2022
Paul Pickle	(Principal Executive Officer)

/s/ JEREMY WHITAKER	Chief Financial Officer	August 25, 2022
Jeremy Whitaker	(Principal Financial and Accounting Officer)

/s/ PAUL FOLINO	Chairman of the Board	August 25, 2022
Paul Folino

/s/ MARGARET EVASHENK	Director	August 25, 2022
Margaret Evashenk

/s/ HEIDI NGUYEN	Director	August 25, 2022
Heidi Nguyen

/s/ HOSHI PRINTER	Director	August 25, 2022
Hoshi Printer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Lantronix, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. and its subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

INVENTORY – EXCESS AND OBSOLETE RESERVE

Critical Audit Matter Description

As discussed in Note 1 and Note 4 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value and the Company’s consolidated inventory balance was approximately $37.7 million at June 30, 2022, net of reserves. The Company provides for reserves for excess and obsolete inventories primarily based upon estimates of future demand of products, the age of the inventory, and considering contractual supplier protection provisions and distributor stock rotation privileges.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

▪	Obtaining an understanding and evaluating the design of the controls over the determination of the lower of cost or net realizable value for excess and obsolete inventories.
▪	Reviewing manufacturer contracts for contractual supplier protection provisions.
▪	Testing the completeness and accuracy of the underlying data used in management’s reserve calculation.
▪	Evaluating the reasonableness of management’s assumptions relating to future demand of products by performing a retrospective review of the prior year assumptions to actual activity.
▪	Evaluating the appropriateness and consistency of management’s methods and assumptions used in developing estimates around forecasted sales and expected stock rotation privileges.

VALUATION OF INTANGIBLE ASSETS IN TRANSITION NETWORKS AND NET2EDGE BUSINESSES OF COMMUNICATION SYSTEMS, INC.

Critical Audit Matter Description

As discussed in Note 3 to the consolidated financial statements, on August 2, 2021, the Company acquired the Transition Networks and Net2Edge businesses of Communication Systems, Inc. The transactions were accounted for as business combinations and the assets acquired and liabilities assumed have been recorded based on the final assessment of fair value. The acquired intangible assets included approximately $7.5 million in customer relationships and approximately $1.9 million in acquired technology. The significant assumptions used to estimate the fair value of these intangible assets included revenue growth rates, customer attrition rates and discount rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

The procedures used to audit the valuation of the acquired technology and customer relationship assets acquired include (i) a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of intangible assets acquired due to the significant amount of judgment by management when developing the estimate; (ii) significant audit effort in evaluating the significant assumptions relating to the estimate, such as revenue growth rates, the customer attrition rate, and discount rates; and (iii) the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

▪	Obtained an understanding and evaluated the design and implementation of the Company's controls over its estimation process supporting the recognition and measurement of the customer and technology intangible assets, including controls over management’s evaluation of the methodology and underlying assumptions used in determining the fair value.
▪	Evaluated the Company's selection of the valuation methodology and significant assumptions used by the Company in the valuation of the intangible assets, and the reasonableness of significant assumptions and estimates. For example, we performed analyses to evaluate the sensitivity of changes in assumptions to the fair value of the customer relationships intangible asset and compared the significant assumptions to current industry and market and economic trends.
▪	Evaluated the competency and objectivity of third-party specialists engaged by the Company to assist in developing management’s assumptions.
▪	Involved firm employed valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates.
▪	Tested the mathematical accuracy of the models used to determine the fair values of assets acquired.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditors since 2011.

Irvine, California

August 29, 2022

LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30,	June 30,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$17,221	$9,739
Accounts receivable (net of allowance for doubtful accounts of $340 and $321 at June 30, 2022 and 2021, respectively)	26,262	13,515
Inventories, net	37,679	15,059
Contract manufacturers' receivable	3,454	1,960
Prepaid expenses and other current assets	5,417	2,880
Total current assets	90,033	43,153

Property and equipment, net	3,652	1,577
Goodwill	20,768	15,810
Purchased intangible assets, net	14,559	9,355
Lease right-of-use assets	8,037	2,431
Other assets	325	240
Total assets	$137,374	$72,566

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$20,644	$9,122
Accrued payroll and related expenses	4,729	4,942
Current portion of long-term debt, net	1,671	1,472
Other current liabilities	8,477	7,328
Total current liabilities	35,521	22,864
Long-term debt, net	14,274	2,210
Other non-current liabilities	7,683	1,396
Total liabilities	57,478	26,470

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized; 35,129,301 and 29,087,714 shares issued and outstanding at June 30, 2022 and 2021, respectively	4	3
Additional paid-in capital	289,046	249,885
Accumulated deficit	(209,525)	(204,163)
Accumulated other comprehensive income	371	371
Total stockholders' equity	79,896	46,096
Total liabilities and stockholders' equity	$137,374	$72,566

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2022	2021
Net revenue	$129,655	$71,477
Cost of revenue	74,069	38,452
Gross profit	55,586	33,025
Operating expenses:
Selling, general and administrative	34,529	20,808
Research and development	17,687	11,113
Restructuring, severance and related charges	795	506
Acquisition-related costs	889	841
Fair value remeasurement of earnout consideration	1,107	–
Amortization of purchased intangible assets	5,590	3,094
Total operating expenses	60,597	36,362
Loss from operations	(5,011)	(3,337)
Interest expense, net	(1,472)	(315)
Loss on extinguishment of debt	(764)	–
Other income (expense), net	53	(197)
Loss before income taxes	(7,194)	(3,849)
Provision (benefit) for income taxes	(1,832)	195
Net loss and comprehensive loss	$(5,362)	$(4,044)

Net loss per share - basic and diluted	$(0.16)	$(0.14)

Weighted-average common shares - basic and diluted	32,671	28,708

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2020	28,231	$3	$246,265	$(200,119)	$371	$46,520
Shares issued pursuant to stock awards, net	857	–	913	–	–	913
Tax withholding paid on behalf of employees for restricted shares	–	–	(877)	–	–	(877)
Share-based compensation	–	–	3,584	–	–	3,584
Net loss	–	–	–	(4,044)	–	(4,044)
Balance at June 30, 2021	29,088	3	249,885	(204,163)	371	$46,096
Shares issued pursuant to equity offering, net	4,700	1	32,593	–	–	32,594
Shares issued pursuant to stock awards, net	1,341	–	1,633	–	–	1,633
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,811)	–	–	(1,811)
Fair value of warrants to purchase common stock issued with bank credit facility	–	–	500	–	–	500
Share-based compensation	–	–	6,246	–	–	6,246
Net loss	–	–	–	(5,362)	–	(5,362)
Balance at June 30, 2022	35,129	$4	$289,046	$(209,525)	$371	$79,896

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2022	2021
Operating activities
Net loss	$(5,362)	$(4,044)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	6,246	3,584
Amortization of purchased intangible assets	5,590	3,094
Depreciation and amortization	1,028	817
Amortization of manufacturing profit in acquired inventory associated with acquisitions	380	7
Loss on disposal of property and equipment	4	193
Amortization of deferred debt issuance costs	261	28
Fair value remeasurement of earnout consideration	1,107	–
Loss on extinguishment of debt	764	–
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(7,470)	(2,104)
Inventories	(15,266)	(1,285)
Contract manufacturers' receivable	(1,494)	(1,623)
Prepaid expenses and other current assets	(2,183)	(1,590)
Lease right-of-use assets	1,564	1,527
Other assets	(85)	(8)
Accounts payable	8,782	3,574
Accrued payroll and related expenses	(222)	2,284
Other liabilities	(3,060)	(150)
Net cash (used in) provided by operating activities	(9,416)	4,304

Investing activities
Purchases of property and equipment	(2,118)	(783)
Cash payment for acquisitions, net of cash and cash equivalents acquired	(23,629)	–
Net cash used in investing activities	(25,747)	(783)

Financing activities
Net proceeds from issuances of common stock	34,227	913
Tax withholding paid on behalf of employees for restricted shares	(1,811)	(877)
Earnout consideration paid	(1,500)	–
Net proceeds from issuance of debt	28,800	–
Payment of borrowings on term loan	(17,062)	(1,500)
Net proceeds from borrowing on line of credit	2,500	–
Payment of borrowings on line of credit	(2,500)	–
Payment of lease liabilities	(9)	(9)
Net cash provided by (used in) financing activities	42,645	(1,473)
Increase in cash and cash equivalents	7,482	2,048
Cash and cash equivalents at beginning of year	9,739	7,691
Cash and cash equivalents at end of year	$17,221	$9,739

Supplemental disclosure of cash flow information
Interest paid	$1,494	$297
Income taxes paid	$215	$200

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

1.	Company and Significant Accounting Policies

Company

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global Industrial and Enterprise internet of things (“IoT”) provider of solutions that target diversified verticals ranging from Smart Cities, Utilities and Healthcare to Enterprise, Intelligent Transportation, and Industrial Automation. Building on a long history of connectivity and video processing competence, target applications include Video Surveillance, Traffic management, Infotainment systems, Robotics, Edge Computing and Remote Environment Management (“REM”).

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Other than earnout consideration liabilities (see Note 3), during the fiscal years ended June 30, 2022 and 2021 we did not have any assets or liabilities that were measured at fair value on a non-recurring basis. As of June 30, 2022 we do not have any assets or liabilities that were measured at fair value on a recurring basis,

We believe all of our financial instruments’ recorded values approximate their current fair values because of the nature and short duration of these instruments.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2022 and 2021. We did not have any other comprehensive income or losses during the fiscal years ended June 30, 2022 or 2021.

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

During the fourth quarter of the fiscal year ended June 30, 2022, we performed a qualitative assessment of whether goodwill impairment existed and did not determine that it was more likely than not that the fair value of our single reporting unit was less than its carrying amount.

Purchased Intangible Assets

Included within "purchased intangible assets, net" at June 30, 2022 are customer lists, developed technology, tradenames, and other intangible assets acquired in connection with various business combinations. Such capitalized costs and intangible assets are being amortized over a period of one to five years.

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

Leases

We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluate whether the lease is an operating lease or a finance lease at the commencement date. We recognize right-of-use (“ROU”) assets and lease liabilities for operating and finance leases with terms greater than 12 months. ROU assets represent our right to use an asset for the lease term, while lease liabilities represent our obligation to make lease payments. To the extent a lease includes a renewal option, we include such options in the calculation of the ROU asset and lease liability if it is reasonably assured that we will exercise the option. Operating and finance lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. To determine the present value of lease payments, we use the implicit interest rate, if it is readily determinable or estimable. To the extent that we are unable to utilize an interest rate implicit in the lease, we generally use our collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Operating and finance lease ROU assets are recognized net of any lease prepayments and incentives. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense is recognized based on the effective-interest method over the lease term.

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

Advertising Expenses

Advertising expenses are recorded in the period incurred and totaled $253,000 and $231,000 for the fiscal years ended June 30, 2022 and 2021, respectively. The costs are included in selling, general and administrative expenses in the consolidated statements of operations.

Segment Information

We have one operating and reportable business segment.

Recent Accounting Pronouncements

Revenue Contracts

In October 2021, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity and inconsistency related to (i) recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with existing revenue recognition guidance under Accounting Standard Codification Topic (“ASC”) 606. At the acquisition date, an acquirer would assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this would result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The ASU is effective for Lantronix beginning in the first quarter of fiscal year 2024, however early adoption is permitted. The adoption of this guidance may have a material effect on our consolidated financial statements.

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

Net Revenue by Product Line and Geographic Region

To more closely align the categorization of our product lines with how we position them in the marketplace, we have re-organized our products and solutions into three product lines: Embedded IoT Solutions, IoT System Solutions, and Software & Services. Until this recent change, we had organized our products and solutions into three different product lines: IoT, REM and Other. Going forward, we do not plan to disclose our net revenue by the old categorizations.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan (“APJ”).

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Years Ended June 30,
	2022	2021
	(In thousands)
Embedded IoT Solutions	$61,773	$38,611
IoT System Solutions	59,019	24,189
Software & Services	8,863	8,677
	$129,655	$71,477

	Years Ended June 30,
	2022	2021
	(In thousands)
Americas	$77,799	$38,638
EMEA	22,542	17,186
APJ	29,314	15,653
	$129,655	$71,477

For comparative purposes, the following tables present our product line categorizations prior to our decision to reorganize how we present this information during the fourth quarter of fiscal 2022. As discussed above, going forward we do not plan to disclose our net revenue by these categorizations.

	Years Ended June 30,
	2022	2021
	(In thousands)
IoT	$112,492	$59,167
REM	16,585	11,843
Other	578	467
	$129,655	$71,477

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Year Ended June 30,
	2022	2021

Product revenues	94%	91%
Service revenues	6%	9%

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

The following table presents the changes in our deferred revenue balance for the year ended June 30, 2022 (in thousands):

Balance, July 1, 2021	$1,091
New performance obligations	1,518
Performance obligations acquired from acquisitions	42
Recognition of revenue as a result of satisfying performance obligations	(1,309)
Balance, June 30, 2022	$1,342
Less: non-current portion of deferred revenue	(373)
Current portion, June 30, 2022	$969

We expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 4 years.

3.	Acquisition

On April 28, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Communications Systems, Inc., a Minnesota corporation (“CSI”), pursuant to which we agreed to purchase from CSI the Transition Networks (“TNI”) and Net2Edge businesses of CSI (the “Transaction”). The Transaction closed on August 2, 2021 (the “Closing Date”), with Lantronix acquiring all outstanding shares of the common stock of TNI and all of the outstanding ordinary shares of Transition Networks Europe Limited (such entity, together with TNI, the “TN Companies”) for an aggregate purchase price of up to approximately $32,028,000 consisting of (i) $25,028,000 in cash paid on the Closing Date, plus (ii) earnout payments of up to $7,000,000, payable following two successive 180-day intervals after the Closing Date based on revenue targets for the business of the TN Companies as specified in the Purchase Agreement, subject to certain adjustments and allocations as further described in the Purchase Agreement. Based on preliminary working capital estimates of the TN Companies at the Closing Date, we paid $24,160,000 in cash consideration on the Closing Date. In September 2021, pursuant to working capital adjustments as outlined in the Purchase Agreement, the net cash consideration paid as of the Closing Date was adjusted to approximately $23,651,000.

Concurrently with the closing of the Transaction, CSI and Lantronix entered in a Transition Services Agreement under which CSI performed administrative and IT services, and lease office, warehouse and production space to Lantronix for the TN Companies for a period of up to twelve months.

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

Subsequent to the Closing Date, we made certain measurement period adjustments to the preliminary purchase price allocation, based on clarification of information utilized in our analysis and estimates to determine the fair value of assets acquired and liabilities assumed. These adjustments resulted in a net increase to goodwill of $2,498,000, and were driven by the following:

i.	an increase in deferred income tax liabilities of $2,036,000 related to the finalization of our conclusions regarding non-tax-deductible intangible assets acquired,
ii.	an increase in the estimated fair value of earnout consideration of $47,000,
iii.	a decrease in amortizable intangible assets of $440,000,
iv.	an increase in acquired net accounts receivable of $121,000, and
v.	a decrease in acquired net inventories of $96,000

As of June 30, 2022, the measurement period is complete.

The final purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$22
Accounts receivable, net	5,277
Inventories, net	7,734
Prepaid expense and other current assets	355
Property and equipment, net	121
Goodwill	4,958
Amortizable intangible assets	10,794
Accounts payable	(1,872)
Accrued payroll	(9)
Deferred tax liability	(2,036)
Other current liabilities	(1,300)
Total consideration	$24,044

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

Remeasurement of Earnout Consideration

During the fiscal year ended June 30, 2022, we remeasured the estimated fair value of the earnout consideration to a total of $1,500,000 based on the achievement of certain revenue targets for the business of the TN Companies during the earnout period.

As compared to the originally recorded estimated value of $393,000, the remeasurement of the earnout consideration resulted in an upward adjustment of $1,107,000 that was recorded within our operating expenses in the accompanying consolidated statement of operations for the year ended June 30, 2022.

Supplemental Pro Forma Information (Unaudited)

The following supplemental pro forma data summarizes our results of operations for the periods presented, as if we completed the acquisition of the TN Companies as of the first day of our fiscal year ended June 30, 2021. The supplemental pro forma data reports actual operating results adjusted to include the pro forma effect and timing of the impact of amortization expense of identified intangible assets, restructuring costs, the purchase accounting effect on inventories acquired, and transaction costs. In accordance with the pro forma acquisition date, we recorded in the twelve months ended June 30, 2021 supplemental pro forma data (i) cost of goods sold from manufacturing profit in acquired inventory of $380,000, (ii) acquisition related restructuring costs of $508,000 and (iii) acquisition-related costs of $629,000, with a corresponding reduction in the year ended June 30, 2022 supplemental pro forma data. Additionally, we recorded $3,675,000 of amortization expense in the year ended June 30, 2021 supplemental pro forma data, and a reduction to amortization expense of $242,000 in the year ended June 30, 2022 supplemental pro forma data to represent amortization for the full fiscal year period.

Net sales related to products from the acquisition of the TN Companies contributed approximately 28% of our total net sales for the year ended June 30, 2022. As of the Closing Date, we began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure, making it generally impracticable to determine the post-acquisition net sales and earnings on a standalone basis.

Supplemental pro forma data is as follows:

	Year Ended June 30,
	2022	2021
	(In thousands, except per share amounts)
Pro forma net revenue	$132,442	$106,822
Pro forma net loss	$(5,751)	$(5,071)

Pro forma net loss per share:
Basic and Diluted	$(0.12)	$(0.25)

4.	Supplemental Financial Information

Inventories

The following table presents details of our inventories:

	June 30,
	2022	2021
	(In thousands)
Finished goods	$16,094	$7,738
Raw materials	21,585	7,321
Inventories, net	$37,679	$15,059

Property and Equipment

The following table presents details of property and equipment:

	June 30,
	2022	2021
	(In thousands)
Computer, software and office equipment	$5,370	$4,338
Furniture and fixtures	760	633
Production, development and warehouse equipment	5,147	4,707
Construction-in-progress	1,612	141
Property and equipment, gross	12,889	9,819
Less accumulated depreciation	(9,237)	(8,242)
Property and equipment, net	$3,652	$1,577

Purchased Intangible Assets

The following table presents details of purchased intangible assets:

	June 30, 2022			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$5,731	$(2,493)	$3,238	$3,841	$(1,249)	$2,592
Customer relationship	16,498	(5,700)	10,798	9,030	(2,267)	6,763
Order backlog	1,406	(1,356)	50	840	(840)	–
Non-compete agreements	400	(400)	–	400	(400)	–
Trademark and trade name	1,245	(772)	473	375	(375)	–
	$25,280	$(10,721)	$14,559	$14,486	$(5,131)	$9,355

We do not currently have any purchased intangible assets with indefinite useful lives.

As of June 30, 2022, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2023	$5,400
2024	4,952
2025	3,358
2026	849
Total amortization expense	$14,559

Goodwill

The following table presents details of our goodwill balance:

Year Ended
June 30, 2022
(In thousands)
Balance at June 30, 2021	$15,810
Acquisition of TN Companies	4,958
Balance at June 30, 2022	$20,768

Warranty Reserve

The following table presents details of our warranty reserve:

	Years Ended June 30,
	2022	2021
	(In thousands)
Beginning balance	$197	$181
Warranty reserve assumed from acquisition of the TN Companies	483	–
Charged to cost of revenues	202	226
Usage	(288)	(210)
Ending balance	$594	$197

Other Liabilities

The following table presents details of our other liabilities:

	June 30,
	2022	2021
	(In thousands)
Current
Accrued variable consideration	$1,905	$1,347
Customer deposits and refunds	922	1,133
Accrued raw materials purchases	132	176
Deferred revenue	969	850
Lease liability	978	1,174
Taxes payable	371	388
Warranty reserve	594	197
Accrued operating expenses	2,606	2,063
Total other current liabilities	$8,477	$7,328

Non-current
Lease liability	$7,310	$1,155
Deferred revenue	373	241
Total other non-current liabilities	$7,683	$1,396

Computation of Net Loss per Share

The following table presents the computation of net loss per share:

	Years Ended June 30,
	2022	2021
	(In thousands, except per share data)
Numerator:
Net loss	$(5,362)	$(4,044)

Denominator:
Weighted-average shares outstanding - basic and diluted	32,671	28,708

Net loss per share - basic and diluted	$(0.16)	$(0.14)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2022	2021
	(In thousands)
Common stock equivalents	1,069	823

Severance and Related Charges

The following table presents details of the liability we recorded related to restructuring, severance and related activities during the current fiscal year:

Year Ended
June 30,
2022
(In thousands)
Beginning balance	$88
Charges	795
Payments	(849)
Ending balance	$34

The ending balance is recorded in accrued payroll and related expenses on the accompanying consolidated balance sheet at June 30, 2022.

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2022	2021
	(In thousands)
Acquisition of property through operating leases	$7,170	$613
Accrued property and equipment paid for in the subsequent period	$868	$217
Warrants to purchase common stock issued with bank credit facility	$500	$–
Fair value adjustment of earnout consideration for TN companies at acquisition date	$393	$–

5.	Bank Loan Agreements

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

The Senior Credit Facilities mature on August 2, 2025 and the Mezzanine Credit Facility matures on February 2, 2026. Advances under the Senior Credit Facilities bore interest at the London interbank offered rate (“LIBOR”) or the Prime Rate, at the option of Lantronix, plus a margin that ranged from 3.00% to 4.00% in the case of LIBOR and 1.50% to 2.50% in the case of the Prime Rate, depending on our total leverage with a LIBOR floor of 0.50% and a Prime Rate floor of 3.25%. Advances under the Mezzanine Credit Facility bore interest at LIBOR or the Prime Rate, at the option of Lantronix, plus a margin of 9.00% with a floor of 1.00% in the case of LIBOR and a margin of 7.50% with a floor of 3.50% in the case of the Prime Rate. We are also obligated to pay other customary facility fees for credit facilities of similar size and type.

In January 2022, we terminated the Mezzanine Credit Facility with the Lender, for which we repaid a total of $12,152,500 to pay off the Mezzanine Credit Facility in full. There was no requirement to pay a termination fee. Pursuant to the applicable accounting guidance, we recognized a non-cash loss on the extinguishment of this debt of $764,000, representing the write-off of unamortized deferred financing costs. This was recorded in Loss on extinguishment of debt in the accompanying consolidated statements of operations for the fiscal year ended June 30, 2022.

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

The following table summarizes our outstanding debt:

	June 30,
	2022	2021
	(In thousands)
Outstanding borrowings on Term Loan Facility	$16,188	$3,750
Less: Unamortized debt issuance costs	(243)	(68)
Net Carrying amount of debt	15,945	3,682
Less: Current portion	(1,671)	(1,472)
Non-current portion	$14,274	$2,210

During the year ended June 30, 2022, we recognized $1,493,000 of interest expense in the accompanying consolidated statement of operations related to interest and amortization of debt issuance associated with the borrowings under the Senior Credit Facilities and Mezzanine Credit Facility.

Financial Covenants

The Senior Credit Facilities require Lantronix to comply with a minimum liquidity test, a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of June 30, 2022.

Liquidity

The Senior Credit Facilities require that we maintain a minimum liquidity of $5,000,000 and $3,000,000, respectively, at SVB, as measured at the end of each month.

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

In addition, the Senior Credit Facilities contain customary representations and warranties, affirmative and negative covenants, including covenants that limit or restrict Lantronix and its subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The Senior Credit Facilities include a number of events of default, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults and material judgment defaults. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Senior Credit Facilities may become due and payable immediately.

6.	Stockholders’ Equity

Public Offering

On November 18, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with TL Investment GmbH (“TL Investment”) and Canaccord Genuity LLC, as representative of the several underwriters named therein (together, the “Underwriters”), relating to our offer and sale of 4,700,000 shares (the “Firm Shares”) of our common stock at an initial price to the public of $7.50 per share. In addition, TL Investment granted the Underwriters a 30-day option to purchase up to an additional 705,000 shares (the “Option Shares”) of our common stock held by TL Investment at the public offering price, less the underwriting discounts. On November 18, 2021, the Underwriters exercised their option to purchase the Option Shares from TL Investment in full. On November 22, 2021, we issued and delivered the Firm Shares and TL Investment delivered the Option Shares.

Net proceeds to Lantronix from the offering of the Firm Shares, after deducting the underwriting discount and offering expenses, were approximately $32,600,000.

Stock Incentive Plans

We have stock incentive plans in effect under which non-qualified and incentive stock options to purchase shares of Lantronix common stock (“stock options”) have been granted to employees, non-employees and board members. In addition, we have previously granted restricted common stock awards (“non-vested shares”) to employees and board members under these plans. In November 2020, our stockholders voted to approve the 2020 Performance Incentive Plan (the “2020 Plan”), replacing our Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which expired in September 2020. At the 2010 Plan’s expiration date, approximately 1,097,000 shares of our common stock that remained available for award grants under the 2010 Plan became available for award grants under the 2020 Plan. An additional 2,500,000 shares our common stock are also available for award grants under the 2020 Plan. In addition, any shares of common stock subject to outstanding awards under the 2010 Plan that expire, are cancelled, or otherwise terminate after the expiration date of the 2010 Plan will be available for award grant purposes under the 2020 Plan. The 2020 Plan authorizes awards of stock options (both non-qualified and incentive), stock appreciation rights, non-vested shares, restricted stock units (“RSUs”) and performance shares (“PSUs”). New shares are issued to satisfy stock option exercises and share issuances. At June 30, 2022, approximately 2,088,000 shares remain available for issuance under the 2020 Plan. We have also granted stock options and RSUs under individual inducement award agreements.

The Compensation Committee of our board of directors determines eligibility, vesting schedules and exercise prices for stock options and shares granted under the plans. Stock options are generally granted with an exercise price equal to the market price of our common stock on the grant date. Stock options generally have a contractual term of seven to ten years. Share-based awards generally vest and become exercisable over a one to four-year service period. As of June 30, 2022, no stock appreciation rights or non-vested stock was outstanding. No income tax benefit was realized from activity in the share-based plans during the fiscal years ended June 30, 2022 and 2021.

Stock Option Awards

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. Expected volatilities are based on the historical volatility of our stock price. The expected term of stock options granted has historically been estimated using the simplified method, as permitted by guidance issued by the Securities and Exchange Commission. We have used the simplified method because we were generally unable to rely on our limited historical exercise data or alternative information as a reasonable basis upon which to estimate the expected term of such options. For new stock options granted beginning in the fiscal year ended June 30, 2022, we estimated the expected term based on our recent historical exercise data. The risk-free interest rate assumption is based on the U.S. Treasury interest rates appropriate for the expected term of our stock options.

The following weighted-average assumptions were used to estimate the fair value of all of our stock option grants:

	Years Ended June 30,
	2022	2021
Expected term (in years)	4.7	7.0
Expected volatility	63%	69%
Risk-free interest rate	0.82%	0.59%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity for all of our stock options:

		Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Balance of options outstanding at June 30, 2021	1,697	$2.98
Options granted	111	5.65
Options forfeited	(1)	3.13
Options expired	(16)	2.17
Options exercised	(408)	2.29
Balance of options outstanding at June 30, 2022	1,383	$3.40	3.6	$2,763
Options exercisable at June 30, 2022	1,050	$3.09	3.3	$2,414

The following table presents a summary of grant date fair value and intrinsic value information for all of our stock options:

	Years Ended June 30,
	2022	2021
	(In thousands,
	except per share data)
Weighted-average grant date fair value per share	$2.94	$2.84
Intrinsic value of options exercised	$1,506	$1,110

Restricted Stock Units

The fair value of our RSUs is based on the closing market price of our common stock on the grant date.

The following table presents a summary of activity with respect to our RSUs:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2021	918	$4.14
Granted	701	6.59
Forfeited	(52)	4.81
Vested	(452)	4.45
Balance of RSUs outstanding at June 30, 2022	1,115	$5.50

Performance Shares

The following table presents a summary of activity with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2021	1,084
Granted	575
Vested	(629)
Balance of PSUs outstanding at June 30, 2022	1,030

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

The per share fair value of stock purchase rights granted under the ESPP was estimated using the following weighted-average assumptions:

	Years Ended June 30,
	2022	2021
Expected term (in years)	0.5	0.5
Expected volatility	59%	62%
Risk-free interest rate	0.92%	0.08%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity under our ESPP:

Year Ended
June 30, 2022
(In thousands, except per share data)
Shares available for issuance at June 30, 2021	250
Shares issued	(165)
Shares available for issuance at June 30, 2022	85
Weighted-average purchase price per share	$4.62
Intrinsic value of ESPP shares on purchase date	$378

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each applicable functional line item on our consolidated statements of operations:

	Years Ended June 30,
	2022	2021
	(In thousands)
Cost of revenues	$369	$281
Selling, general and administrative	4,862	2,719
Research and development	1,015	584
Total share-based compensation expense	$6,246	$3,584

The following table presents a summary of the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of June 30, 2022:

	Remaining Unrecognized Compensation Expense	Remaining Weighted-Average Years to Recognize
	(In thousands)
Stock options	$650	1.6
RSUs	5,267	2.6
PSUs	1,077	1.5
Common stock purchase rights under ESPP	129	0.4
	$7,123

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation expense will increase to the extent that we grant additional share-based awards.

7.	Retirement Plan

We have a retirement savings plan (the “Plan”) to which eligible employees may elect to make contributions through salary deferrals up to 100% of their base pay, subject to limitations. We made approximately $373,000 and $280,000 in matching contributions to participants in the Plan during the fiscal years ended June 30, 2022 and 2021, respectively.

In addition, we may make discretionary profit-sharing contributions, subject to limitations. During the fiscal years ended June 30, 2022 and 2021, we made no such contributions to the Plan.

8.	Income Taxes

The provision (benefit) for income taxes consists of the following components:

	Years Ended June 30,
	2022	2021
	(In thousands)
Current:
Federal	$–	$8
State	11	5
Foreign	254	182
Total Current taxes	$265	$195
Deferred:
Federal	(1,805)	–
State	(292)	–
Foreign	–	–
Provision (benefit) for income taxes	$(1,832)	$195

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2022	2021
	(In thousands)
United States	$(7,829)	$(3,294)
Foreign	635	(555)
Loss before income taxes	$(7,194)	$(3,849)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2022	2021
	(In thousands)
Deferred tax assets:
Tax losses and credits	$15,310	$20,281
Reserves not currently deductible	1,881	1,537
Deferred compensation	1,858	1,579
Inventory capitalization	1,508	748
Lease liabilities	2,260	459
Depreciation and amortization	130	1,572
Other	333	285
Gross deferred tax assets	23,280	26,461
Valuation allowance	(20,173)	(25,588)
Deferred tax assets, net	3,107	873
Deferred tax liabilities:
State taxes	(404)	(388)
Right-of-use assets	(2,240)	(485)
Identified intangibles	(463)	–
Deferred tax liabilities	(3,107)	(873)
Net deferred tax assets (liabilities)	$–	$–

Realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC 740, we have evaluated the positive and negative evidence bearing upon our ability to realize the deferred tax assets as of June 30, 2022. We have determined that it was more likely than not that Lantronix would not realize the deferred tax assets due to our cumulative losses and uncertainty of generating future taxable income.

As a result of the acquisition of the TN Companies (refer to Note 3), we recorded U.S. deferred tax liabilities in the purchase accounting related to non-tax-deductible intangible assets recognized in our consolidated financial statements. The acquired deferred tax liabilities are a source of income to support recognition of our existing deferred tax assets. Pursuant to ASC 805, the impact on our existing deferred tax assets and liabilities caused by an acquisition should be recorded in the consolidated financial statements outside of acquisition accounting. Accordingly, we recorded an income tax benefit during the year ended June 30, 2022 of $2,036,000 for the partial release of the valuation allowance as a result of such purchase accounting considerations.

The following table presents a reconciliation of the provision (benefit) for income taxes to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2022	2021
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(1,510)	$(809)
Increase (decrease) resulting from:
Stock options	(588)	(320)
Other permanent differences	(54)	(9)
Change in valuation allowance	(1,829)	1,285
Foreign tax credit	–	(84)
Global intangible low-tax income inclusion	4	82
Foreign tax rate variances	120	299
Acquisition costs	395	53
Other	1,630	(302)
Provision (benefit) for income taxes	$(1,832)	$195

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of our net operating loss (“NOL”) carryforwards and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods. Due to the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

The following table presents our NOLs:

June 30,
2022
(In thousands)
Federal	$70,456
State	$14,861

For federal income tax purposes, our NOL carryovers generated for tax years beginning before July 1, 2018 began to expire in the fiscal year ended June 30, 2021. Of our federal NOLs as of June 30, 2022 in the table above, approximately $26,500,000 will expire by June 30, 2023. Pursuant to the Tax Cuts and Jobs Act (the “2017 Act”) enacted by the U.S. federal government in December 2017, for federal income tax purposes, NOL carryovers generated for our tax years beginning after June 30, 2018 can be carried forward indefinitely but will be subject to a taxable income limitation. For state income tax purposes, our NOLs began to expire in the fiscal year ended June 30, 2013.

We continue to assert that our foreign earnings are indefinitely reinvested in our overseas operations and as such, deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries. The 2017 Act created a requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (“GILTI”), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. During the fiscal years ended June 30, 2022 and 2021, we elected to treat the tax effect of GILTI as a current-period expense when incurred.

Unrecognized Tax Benefits

The following table summarizes our liability for uncertain tax positions for the fiscal year ended June 30, 2022:

Year Ended
June 30, 2022
(In thousands)
Balance as of June 30, 2021	$6,639
Change in balances related to uncertain tax positions	(987)
Balance as of June 30, 2022	$5,652

At June 30, 2022, we had $5,652,000 of gross unrecognized tax benefits which was recorded as a reduction to deferred tax assets, and a corresponding reduction in our valuation allowance of $5,652,000. The balance decreased from the prior year due to the expiration of certain federal research and development tax credit carryforwards. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the fiscal years ended June 30, 2022 and 2021, we recorded an immaterial expense for interest and penalties related to income tax matters in the provision for income taxes. At June 30, 2022, we had approximately $288,000 of accrued interest and penalties related to uncertain tax positions.

At June 30, 2022, our fiscal years ended June 30, 2019 through 2022 remain open to examination by the federal taxing jurisdiction and our fiscal years ended June 30, 2017 through 2021 remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in the fiscal year ended June 30, 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred. Our fiscal years ended June 30, 2014 through 2021 remain open to examination by foreign taxing authorities. We currently do not anticipate that the amount of unrecognized tax benefits as of June 30, 2022 will significantly increase or decrease within the next 12 months.

9.	Leases

In general, our leases include office buildings for various facilities worldwide which are all classified as operating leases. We also have financing leases related to some office equipment in the United States.

Components of lease expense and supplemental cash flow information:

Year Ended June 30,
2022
Components of lease expense	(In thousands)
Operating lease cost	$2,313
Financing lease cost	$9

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$1,202
Cash paid for amounts included in the measurement of financing lease liabilities	$9

Right-of-use assets obtained in exchange for lease obligation	$7,170

The weighted-average remaining lease term is 4.76 years. The weighted-average discount rate is 4.2 percent.

Maturities of lease liabilities as of June 30, 2022 were as follows:

Years ending June 30,	Operating	Financing
	(In thousands)
2023	$1,309	$9
2024	1,171	3
2025	982	–
2026	919	–
2027	849	–
Thereafter	4,728	–
Total remaining lease payments	9,958	12
less: imputed interest	(1,682)	–
Lease liability	$8,276	$12
Reported as:
Current liabilities	$969	$9
Non-current liabilities	$7,307	$3

California Corporate Headquarters Lease

In November 2021, we entered into a building lease agreement pursuant to which we will lease approximately 13,767 square feet of office space for our corporate headquarters in Irvine, California. This lease commenced in July 2022 when we took possession of the premises. During the fiscal quarter ending September 30, 2022, we will account for this lease as an operating lease in accordance with ASC 842.

The term of the lease is 84 months from the commencement date, with an option to extend the lease for one 60-month extension period at a basic rent to be agreed upon by the parties or determined pursuant to the lease. The initial basic rent payable is $28,900 per month and is subject to customary annual rent increases. The aggregate basic rent payable under the lease during the 84-month term is approximately $2,700,000. We are also obligated to pay as additional rent our proportionate share of operating expenses, including property taxes. Additionally, the lease required us to deliver to the landlord an irrevocable stand-by letter of credit in the amount of $50,000 as security in the case of default.

Minnesota Facility Lease

On January 20, 2022, we entered into a lease agreement (the “Lease”) to lease approximately 66,000 square feet in a building in Plymouth, Minnesota (the “Premises”) to house the operations of the TN Companies purchased from CSI in August 2021 and to serve as a central warehouse and shipping hub for all USA-based business of Lantronix.

We took possession of the Premises commencing on the date of the Lease. Beginning on May 1, 2022 (the “Rent Commencement Date”), the initial basic rent payable under the Lease is $46,738 per month (with the first three months of rent abated), subject to annualized rent increases of 3% over the period of the Lease. The initial term of the Lease (the “Initial Term”) commences on the date of the Lease and ends on July 31, 2032. The aggregate basic rent payable under the Lease during the Initial Term is approximately $6,500,000. We are also obligated to pay as additional rent for our proportionate share of operating expenses, including property taxes.

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

We have accounted for this lease as an operating lease in accordance with ASC 842. We recorded a right-of-use asset of $6,954,000 and lease liability of $6,954,000 at the inception of the lease based upon a discount rate of 3.9% over a term of 10.5 years.

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

11.	Significant Geographic, Customer and Supplier Information

The following table presents our sales within geographic regions as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended June 30,
	2022	2021
Americas	60%	54%
Europe, Middle East, and Africa	17%	24%
Asia Pacific Japan	23%	22%
Total	100%	100%

The following table presents sales to significant countries as a percentage of net revenue, which is based on the “bill-to” location of our customers:

	Years Ended June 30,
	2022	2021
U.S. and Canada	59%	53%
Taiwan	11%	6%
Germany	8%	10%
Japan	5%	6%

Long-lived assets, which consists of property and equipment, net, lease right-of-use assets, purchased intangible assets, net, and goodwill by geographic area are as follows:

	June 30,
	2022	2021
	(in thousands)
U.S.	$36,037	$15,737
Canada	10,158	12,619
Rest of world	821	817
	$47,016	$29,173

Customers

The following table presents sales to our significant customers as a percentage of net revenue:

	Years Ended June 30,
	2022	2021
Top five customers (1)	44%	37%
Ingram Micro	14%	15%
Amtran	10%	*

(1)	Includes Ingram Micro in the fiscal years ended June 30, 2022 and 2021 and Amtran in the fiscal year ended June 30, 2021.
*	Less than 10%

No other customer represented more than 10% of our annual net revenue during these fiscal years.

Related Party Transactions

We had no net revenue from related parties for the fiscal years ended June 30, 2022 and 2021.

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

