Form 10-Q
period 2022-09-30
LANTRONIX INC
filed 2022-11-09
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.

Commission file number: 1-16027

LANTRONIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0362767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 Discovery, Suite 250, Irvine, California

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

As of November 4, 2022, there were 36,239,864 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2022 (the “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, expectations regarding the impact of the COVID-19 pandemic and other statements regarding matters that are not historical are forward-looking statements.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$13,125	$17,221
Accounts receivable, net	26,669	26,262
Inventories, net	45,260	37,679
Contract manufacturers' receivables	932	3,454
Prepaid expenses and other current assets	4,571	5,417
Total current assets	90,557	90,033
Property and equipment, net	4,858	3,652
Goodwill	27,151	20,768
Purchased intangible assets, net	15,610	14,559
Lease right-of-use assets	11,446	8,037
Other assets	510	325
Total assets	$150,132	$137,374

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,378	$20,644
Line of credit	2,000	–
Accrued payroll and related expenses	4,185	4,729
Current portion of long-term debt, net	1,965	1,671
Other current liabilities	16,713	8,477
Total current liabilities	40,241	35,521
Long-term debt, net	18,473	14,274
Other non-current liabilities	11,680	7,683
Total liabilities	70,394	57,478

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	290,541	289,046
Accumulated deficit	(211,178)	(209,525)
Accumulated other comprehensive income	371	371
Total stockholders' equity	79,738	79,896
Total liabilities and stockholders' equity	$150,132	$137,374

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2022	2021
Net revenue	$31,795	$27,705
Cost of revenue	17,759	15,242
Gross profit	14,036	12,463
Operating expenses:
Selling, general and administrative	9,157	7,906
Research and development	4,526	4,041
Restructuring, severance and related charges	92	542
Acquisition-related costs	213	541
Amortization of purchased intangible assets	1,419	1,193
Total operating expenses	15,407	14,223
Loss from operations	(1,371)	(1,760)
Interest expense, net	(262)	(379)
Other income (expense), net	34	(102)
Loss before income taxes	(1,599)	(2,241)
Provision for income taxes	54	42
Net loss	$(1,653)	$(2,283)

Net loss per share - basic and diluted	$(0.05)	$(0.08)

Weighted-average common shares - basic and diluted	35,406	29,228

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended September 30, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2022	35,129	$4	$289,046	$(209,525)	$371	$79,896
Shares issued pursuant to stock awards, net	1,110	–	21	–	–	21
Tax withholding paid on behalf of employees for restricted shares	–	–	(314)	–	–	(314)
Share-based compensation	–	–	1,788	–	–	1,788
Net loss	–	–	–	(1,653)	–	(1,653)
Balance at September 30, 2022	36,239	$4	$290,541	$(211,178)	$371	$79,738

	Three Months Ended September 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2021	29,088	$3	$249,885	$(204,163)	$371	$46,096
Shares issued pursuant to stock awards, net	636	–	296	–	–	296
Tax withholding paid on behalf of employees for restricted shares	–	–	(206)	–	–	(206)
Fair value of warrants to purchase common stock issued with bank credit facility	–	–	250	–	–	250
Share-based compensation	–	–	1,481	–	–	1,481
Net loss	–	–	–	(2,283)	–	(2,283)
Balance at September 30, 2021	29,724	$3	$251,706	$(206,446)	$371	$45,634

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	September 30,
	2022	2021
Operating activities
Net loss	$(1,653)	$(2,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,788	1,481
Depreciation and amortization	349	230
Amortization of purchased intangible assets	1,419	1,193
Amortization of manufacturing profit in acquired inventory associated with acquisitions	24	180
Loss on disposal of property and equipment	(10)	–
Amortization of deferred debt issuance costs	22	107
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	1,493	(3,095)
Inventories	(4,015)	(3,848)
Contract manufacturers' receivable	2,522	811
Prepaid expenses and other current assets	1,134	(317)
Lease right-of-use assets	221	426
Other assets	(56)	(35)
Accounts payable	(6,133)	4,421
Accrued payroll and related expenses	(806)	(1,057)
Other liabilities	(965)	1,270
Net cash used in operating activities	(4,666)	(516)
Investing activities
Purchases of property and equipment	(956)	(117)
Cash payment for acquisitions, net of cash and cash equivalents acquired	(4,650)	(23,975)
Net cash used in investing activities	(5,606)	(24,092)
Financing activities
Net proceeds from issuances of common stock	21	296
Tax withholding paid on behalf of employees for restricted shares	(314)	(206)
Net proceeds from issuance of debt	4,909	28,801
Payment of borrowings on term loan	(438)	(3,750)
Net proceeds from borrowing on line of credit	2,000	–
Payment of lease liabilities	(2)	(2)
Net cash provided by financing activities	6,176	25,139
Increase (decrease) in cash and cash equivalents	(4,096)	531
Cash and cash equivalents at beginning of period	17,221	9,739
Cash and cash equivalents at end of period	$13,125	$10,270

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2022, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC on August 29, 2022. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at September 30, 2022, the consolidated results of our operations for the three months ended September 30, 2022 and our consolidated cash flows for the three months ended September 30, 2022. All intercompany accounts and transactions have been eliminated.

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

The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Recent Accounting Pronouncements

Revenue Contracts

In October 2021, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity and inconsistency related to (i) recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with existing revenue recognition guidance under Accounting Standard Codification Topic (“ASC”) 606. At the acquisition date, an acquirer would assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this would result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. Lantronix adopted this ASU in the first quarter of our fiscal year ending June 30, 2023, and as such, we recorded applicable contract assets and liabilities acquired in the Uplogix acquisition (see Note 3) in accordance with this ASU.

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

Services

Revenues from our extended warranty, support and maintenance services are generally recognized ratably over the applicable service period. Although not significant to date, revenues from sales of our SaaS solutions are recognized ratably over the applicable service period as well.

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

Net Revenue by Product Line and Geographic Region

We organize our products and solutions into three product lines: Embedded IoT Solutions, IoT System Solutions, and Software & Services. Our Embedded IoT products are normally embedded into new designs. These products include application processing that delivers compute to meet customer needs for data transformation, computer vision, machine learning, augmented / virtual reality, audio / video aggregation and distribution, and custom applications at the edge.. Our IoT System products include wired and wireless connections that enhance the value and utility of modern electronic systems and equipment by providing secure network connectivity, power for IoT end devices through Power over Ethernet (PoE), application hosting, protocol conversion, media conversion, secure access for distributed IoT deployments and many other functions. Our Software & Services products can be classified as either (i) our SaaS platform, which enables customers to easily deploy, monitor, manage, and automate across their global deployments, all from a single platform login, virtually connected as though directly on each device or (ii) engineering services, which is a flexible business model that allows customers to select from turnkey product development or team augmentation for accelerating complex areas of product development.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan (“APJ”).

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended September 30,
	2022	2021
	(In thousands)
Embedded IoT Solutions	$15,095	$12,376
IoT System Solutions	14,621	13,158
Software & Services	2,079	2,171
	$31,795	$27,705

	Three Months Ended September 30,
	2022	2021
	(In thousands)
Americas	$20,930	$18,227
EMEA	5,201	4,659
Asia Pacific Japan	5,664	4,819
	$31,795	$27,705

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended September 30,
	2022	2021

Product revenues	94%	93%
Service revenues	6%	7%

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

Deferred Revenue

Deferred revenue is primarily comprised of unearned revenue related to our extended warranty, support and maintenance services and certain software services. These services are generally invoiced at the beginning of the contract period and revenue is recognized ratably over the service period. Current and non-current deferred revenue balances represent revenue allocated to the remaining unsatisfied performance obligations at the end of a reporting period and are respectively included in other current liabilities and other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

The following table presents the changes in our deferred revenue balance for the three months ended September 30, 2022 (in thousands):

Balance, June 30, 2022	$1,342
New performance obligations	1,038
Performance obligations assumed from acquisition	4,096
Recognition of revenue from satisfying performance obligations	(949)
Balance, September 30, 2022	5,527
Less: non-current portion of deferred revenue	(1,464)
Current portion, September 30, 2022	$4,063

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 5 years.

3.        Acquisition

On September 12, 2022 (the “Closing Date”), we entered into a Merger Agreement with Uplogix, Inc. (“Uplogix”) pursuant to which Uplogix became a wholly-owned subsidiary of Lantronix. Pursuant to the Merger Agreement, all of the issued and outstanding shares of Uplogix were cancelled and converted into the right to receive an applicable portion of the Consideration Pool Amount (as defined in the Merger Agreement). In addition, the holders of promissory notes issued by Uplogix entered into note termination agreements with Uplogix, which provided, among other things, that the issued and outstanding promissory notes were cancelled and terminated upon the closing of the Merger. Holders of Company Junior-Only Notes (as defined in the Merger Agreement) received, in connection with their cancellation and termination of such notes, the full payment of principal and interest. Holders of Company Senior Notes (as defined in the Merger Agreement), including those holders of Company Senior Notes and Company Junior Notes (as defined in the Merger Agreement) (the “Company Senior Noteholders”), received the applicable portions of the Estimated Merger Consideration (as defined in the Merger Agreement).

The aggregate consideration payable by Lantronix under the Merger Agreement was equal to $8,000,000 (inclusive of payments to satisfy the Company Junior-Only Notes), subject to certain adjustments, including, without limitation, for cash, debt, transaction expenses (including the Bonus Amount (as defined below)) and net working capital. Prior to the Closing Date, Uplogix entered into an amended and restated bonus plan, which provided that certain of its employees would be entitled to receive, in the aggregate, 15% of the consideration otherwise payable to the holders of Company Senior Notes (the “Bonus Amount”) under the Merger Agreement, with the terms of such bonus payments (including the amounts per employee and the timing of such payments) as specified in such bonus plan.

In addition, the Company Senior Noteholders and former Uplogix employees have the right to receive up to an additional $4,000,000 in the aggregate (the “Earnout Amount”), payable after the closing of the Merger based on revenue targets for the business of Uplogix as specified in the Merger Agreement. The Earnout Amount will be based on Uplogix achieving revenue (subject to certain adjustments as specified in the Merger Agreement) of $7,000,000 to $14,000,000 for the period beginning at the Closing Date and ending on September 30, 2023. The Company Senior Noteholders are entitled to an advance of the Earnout Amount if the revenue of the Uplogix business for the period beginning at the closing of the Merger and ending on March 31, 2023 is between $7,000,000 to $14,000,000, but in no event will the Earnout Amount, together with any such advance of the Earnout Amount, exceed $4,000,000.

The acquisition of the Uplogix brings immediate scale to our out-of-band remote management solutions, adding a complementary high-end product offering that includes high-margin maintenance and licensing revenues.

A summary of the purchase consideration for the Uplogix acquisition is as follows (in thousands):

Cash paid, including initial working capital adjustments	$8,754
Estimated fair value of earnout consideration	1,718
Total purchase consideration	$10,472

We recorded Uplogix’s tangible and intangible assets and liabilities based on their estimated fair values as of the Closing Date and allocated the remaining purchase consideration to goodwill. Our valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. Updates to the valuation of certain assets acquired and liabilities assumed may result in changes to the recorded amounts of assets and liabilities, with corresponding adjustments to goodwill in subsequent periods. We expect to complete the purchase price allocation within 12 months of the Closing Date.

The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$4,103
Accounts receivable, net	1,900
Inventories, net	3,590
Prepaid expense and other current assets	288
Lease right-of-use asset	778
Other non-current assets	129
Amortizable intangible assets	2,470
Goodwill	6,384
Accounts payable	(278)
Accrued payroll	(262)
Deferred revenue	(4,096)
Other current liabilities	(3,054)
Notes payable	(900)
Other noncurrent liabilities	(580)
Total consideration	$10,472

As discussed above, the purchase consideration, and resulting purchase price allocation for this acquisition included various adjustments for transaction expenses, the Bonus Amount, payment of Company Junior-Only Notes and certain other accrued expenses paid shortly after the Closing Date. Pursuant to the Merger Agreement, substantially all of the $4,103,000 cash acquired was to be utilized for these items. The purchase price allocation above reflects both this cash acquired and the applicable accrued liabilities and notes payable that were substantially all disbursed on or shortly after the Closing Date.

The factors that contributed to a purchase price resulting in the recognition of goodwill include our belief that this acquisition will create a more diverse IoT company with respect to product offerings and our belief that we are committed to improving cost structures in accordance with our operational and restructuring plans which should result in a realization of cost savings and an improvement of overall efficiencies.

Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. We have preliminarily determined that goodwill and identifiable intangible assets related to this acquisition are deductible.

Acquisition-related costs were expensed in the periods in which the costs were incurred.

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Asset Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Customer relationships	$1,690	5.0
Developed technology	600	5.0
Trademarks and trade names	180	1.0

The intangible assets are amortized on a straight-line basis over the estimated weighted-average useful lives.

Valuation Methodology

The customer relationships were valued using the multi-period excess earnings method, which estimates revenues and cash flows derived from this asset and also considers portions of the cash flows that can be attributed to the use of other supporting assets. The useful lives of customer relationships are estimated based primarily upon customer turnover data. Order backlog was estimated to be substantially fulfilled within a year of the Closing Date.

Developed technology and trades names were valued using the relief-from-royalty method. This method is an income approach that estimates the portion of a company’s earnings attributable to an asset based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying a royalty rate to the prospective revenue attributable to the intangible asset. The resulting annual royalty payments are tax-affected and then discounted to present value.

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

Supplemental Pro Forma Information

The following supplemental pro forma data summarizes our results of operations for the periods presented, as if we completed the acquisition of Uplogix as of the first day of our fiscal year ended June 30, 2022. The supplemental pro forma data reports actual operating results adjusted to include the pro forma effect and timing of the impact of amortization expense of identified intangible assets, restructuring costs, the purchase accounting effect on inventories acquired, and transaction costs. In accordance with the pro forma acquisition date, we recorded in the three months ended September 30, 2021 supplemental pro forma data (i) cost of goods sold from manufacturing profit in acquired inventory of $24,000, (ii) acquisition related restructuring costs of $20,000 and (iii) acquisition-related costs of $213,000, with a corresponding reduction in the three months ended September 30, 2022 supplemental pro forma data. Additionally, we recorded $160,000 of amortization expense in the three months ended September 30, 2021 supplemental pro forma data, and additional amortization expense of $129,000 in the three months ended September 30, 2022 supplemental pro forma data to represent amortization for the full fiscal year-to-date period.

Net revenue related to products and services from the acquisition of Uplogix did not materially contribute to our total net revenue for the three months ended September 30, 2022. As of the Closing Date, we began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure, making it generally impracticable to determine the post-acquisition earnings on a standalone basis.

Supplemental pro forma data is as follows:

	Three Months Ended September 30,
	2022	2021
	(In thousands, except per share amounts)
Pro forma net revenue	$33,830	$29,981
Pro forma net loss	$(1,023)	$(2,606)

Pro forma net loss per share:
Basic and Diluted	$(0.03)	$(0.09)

4.         Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	September 30,	June 30,
	2022	2022
	(In thousands)
Finished goods	$16,690	$16,094
Raw materials	28,570	21,585
Inventories	$45,260	$37,679

Other Liabilities

The following table presents details of our other liabilities:

	September 30,	June 30,
	2022	2022
	(In thousands)
Current
Accrued variable consideration	$2,403	$1,905
Customer deposits and refunds	1,822	922
Accrued raw materials purchases	45	132
Deferred revenue	4,063	969
Lease liability	1,688	978
Taxes payable	394	371
Warranty reserve	572	594
Other accrued operating expenses	5,726	2,606
Total other current liabilities	$16,713	$8,477

Non-current
Lease liability	$10,216	$7,310
Deferred revenue	1,464	373
Total other non-current liabilities	$11,680	$7,683

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended
	September 30,
	2022	2021
	(In thousands, except per share data)
Numerator:
Net loss	$(1,653)	$(2,283)
Denominator:
Weighted-average common shares outstanding - basic and diluted	35,406	29,228

Net loss per share - basic and diluted	$(0.05)	$(0.08)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended
	September 30,
	2022	2021
	(In thousands)
Common stock equivalents	948	901

Purchased Intangible Assets

The following table presents details of purchased intangible assets:

	September 30, 2022			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$6,331	$(2,822)	$3,509	$5,731	$(2,493)	$3,238
Customer relationships	18,188	(6,622)	11,566	16,498	(5,700)	10,798
Order backlog	1,406	(1,406)	–	1,406	(1,356)	50
Non-compete agreements	400	(400)	–	400	(400)	–
Trademark and trade name	1,425	(890)	535	1,245	(772)	473
	$27,750	$(12,140)	$15,610	$25,280	$(10,721)	$14,559

We do not currently have any purchased intangible assets with indefinite useful lives.

As of September 30, 2022, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2023 (remainder)	$4,490
2024	5,447
2025	3,816
2026	1,309
2027	458
Thereafter	90
Total future amortization	$15,610

Restructuring, Severance and Related Charges

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Three Months Ended
September 30,
2022
(In thousands)
Beginning balance	$34
Charges	92
Payments	(100)
Ending balance	$26

The ending balance is recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheet at September 30, 2022.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2022	2021
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$589	$185

Fair value of warrant to purchase common stock issued with bank credit facility	$–	$250

5.         Warranty Reserve

The standard warranty periods we provide for our products typically range from one to five years. Certain products carry a limited lifetime warranty, which requires us to repair or replace a defective product, or offer a refund of a portion of the purchase price based on a depreciated value at our option. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and for any known or anticipated product warranty issues.

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheet:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2022	2022
	(In thousands)
Beginning balance	$594	$197
Warranty reserve assumed from acquisition of TN Companies	–	483
Charged to cost of revenue	(3)	202
Usage	(19)	(288)
Ending balance	$572	$594

6.         Bank Loan Agreements

On September 7, 2022 we entered into a Third Amendment to the Third Amended and Restated Loan and Security Agreement (the “Amendment”) with Silicon Valley Bank (“SVB”), pertaining to our existing term loan and revolving credit facility (together, the “Senior Credit Facilities), which amends that certain Third Amended and Restated Loan and Security Agreement, dated as of August 2, 2021, as amended by the First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of October 21, 2021, as amended by the Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of February 15, 2022 by and among Lantronix and SVB (collectively with the Amendment, the “Loan Agreement”).

The Amendment, among other things, provided for an additional term loan in the original principal amount of $5,000,000 that matures on August 2, 2025. The additional term loan bears interest at Term Secured Overnight Financing Rate (“SOFR”) or the Prime Rate, at the option of Lantronix, plus a margin that ranges from 3.10% to 4.10% in the case of Term SOFR and 1.50% to 2.50% in the case of the Prime Rate, depending on our total leverage with a Term SOFR floor of 1.50% and a Prime Rate floor of 3.25%. The Amendment reduces the minimum liquidity requirement from $5,000,000 to $4,000,000. As a condition to entering into the Amendment, we were obligated to pay a nonrefundable facility increase fee in the amount of $25,000.

On September 7, 2022 we also borrowed $2,000,000 on our revolving credit facility.

The following table summarizes our outstanding debt under the Senior Credit Facilities:

	September 30,	June 30,
	2022	2022
	(In thousands)
Outstanding borrowings on term loan	$20,750	$16,188
Less: Unamortized debt issuance costs	(312)	(243)
Net Carrying amount of debt	20,438	15,945
Less: Current portion	(1,965)	(1,671)
Non-current portion	$18,473	$14,274

Outstanding borrowings on revolving credit facility	$2,000	$–

During the three months ended September 30, 2022, we recognized $290,000 of interest expense in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of debt issuance associated with the borrowings under the Senior Credit Facilities.

Financial Covenants

The Senior Credit Facilities require Lantronix to comply with a minimum liquidity test, a maximum leverage ratio and a minimum fixed charge coverage ratio. We are currently in compliance with all financial covenants.

Liquidity

The Senior Credit Facilities require that we maintain a minimum liquidity of $4,000,000 at SVB, as measured at the end of each month.

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

7.         Stockholders’ Equity

Stock Options

The following table presents a summary of activity for all of our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2022	1,383	$3.40
Expired	(5)	1.35
Exercised	(32)	1.59
Balance of options outstanding at September 30, 2022	1,346	$3.45

Restricted Stock Units (RSUs)

The following table presents a summary of activity with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2022	1,115	$5.50
Granted	476	6.19
Forfeited	(5)	4.77
Vested	(186)	5.26
Balance of RSUs outstanding at September 30, 2022	1,400	$5.77

Performance Stock Units (PSUs)

The following table presents a summary of activity with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2022	1,030
Granted	1,061
Vested	(947)
Balance of PSUs outstanding at September 30, 2022	1,144

Employee Stock Purchase Plan (ESPP)

The following table presents a summary of activity under our ESPP:

Number of Shares
(In thousands)
Shares available for issuance at June 30, 2022	85
Shares issued	–
Shares available for issuance at September 30, 2022	85

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended
	September 30,
	2022	2021
	(In thousands)
Cost of revenue	$51	$100
Selling, general and administrative	1,405	1,126
Research and development	332	255
Total share-based compensation expense	$1,788	$1,481

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of September 30, 2022:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$502	1.5
RSUs	7,385	2.7
PSUs	4,091	2.5
Stock purchase rights under ESPP	43	0.1
	$12,021

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

	Three Months Ended
	September 30,
	2022	2021
Effective tax rate	3%	2%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of September 30, 2022 and June 30, 2022.

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

California Corporate Headquarters Lease

In November 2021, we entered into a building lease agreement to lease approximately 14,000 square feet of office space for our corporate headquarters in Irvine, California. This lease commenced in July 2022 when we took possession of the premises.

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

We have accounted for this lease as an operating lease in accordance with ASC 842. Upon commencement of the lease, we recorded a right-of-use asset of $2,852,000 and lease liability of $2,852,000 at the inception of the lease based upon a discount rate of 4.6% over a term of 7 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2022 (the “Report”). This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

Recent Developments

Acquisition

On September 12, 2022 we acquired Uplogix, Inc. (“Uplogix”) for an aggregate purchase price of $8,000,000, subject to certain adjustments, plus an earnout up to an additional $4,000,000 depending on the achievement of certain revenue targets of the business of Uplogix through September 30, 2023. Uplogix brings immediate scale to our out-of-band OOB remote management solutions, adding a complementary high-end product offering that includes high-margin maintenance and licensing revenues.

Refer to Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which are incorporated herein by reference, for additional discussions regarding the acquisition of Uplogix.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, restructuring charges, valuation of deferred income taxes, business combinations, goodwill and intangible assets and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for the year ended June 30, 2022 and filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2022 (the “Form 10-K”) and have not changed significantly during the three months ended September 30, 2022 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Summary

In the three months ended September 30, 2022, our net revenue increased by $4,090,000 or 14.8%, compared to the three months ended September 30, 2021. The increase in net revenue was driven by a 22.0% increase in net revenue in our Embedded IoT Solutions product line, as well as an 11.1% increase in net revenue in our IoT System Solutions product line. We had a net loss of $1,653,000 for the three months ended September 30, 2022 compared to a net loss of $2,241,000 for the three months ended September 30, 2021. The decrease in net loss was primarily driven by the increase in revenues partially offset by an increase in operating expenses of 1,184,000 or 8% during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$15,095	47.5%	$12,376	44.7%	$2,719	22.0%
IoT System Solutions	14,621	46.0%	13,158	47.5%	1,463	11.1%
Software & Services	2,079	6.5%	2,171	7.8%	(92)	(4.2%	)
	$31,795	100.0%	$27,705	100.0%	$4,090	14.8%

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Americas	$20,930	65.8%	$18,227	65.8%	$2,703	14.8%
EMEA	5,201	16.4%	4,659	16.8%	542	11.6%
APJ	5,664	17.8%	4,819	17.4%	845	17.5%
	$31,795	100.0%	$27,705	100.0%	$4,090	14.8%

Embedded IoT Solutions

Net revenue from our Embedded IoT Solutions product line increased in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to organic growth in our compute modules and embedded ethernet connectivity products in the Americas and EMEA regions. This increase was partially offset by a decrease in revenues of our WiFi gateway products in the Americas region.

IoT System Solutions

Net revenue from our IoT System Solutions product line increased in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to sales of our network switches and media converter products, mostly in the Americas region. These increases were partially offset by a decrease in sales of our out of band products, primarily in the Americas region.

Software & Services

Net revenue from our Software & Services product line decreased in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a decrease in our engineering services revenue in the EMEA region. This decrease was partially offset by a modest contribution in services revenue from the Uplogix acquisition.

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

The following table presents our gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$14,036	44.1%	$12,463	45.0%	$1,573	12.6%

Gross profit as a percent of revenue (referred to as “gross margin”) for the three months ended September 30, 2022 decreased slightly compared to the three months ended September 30, 2021 due primarily to our sales mix. As compared to the prior year period, in the current quarter we experienced (i) higher unit sales of our compute modules which typically carry lower gross margins than some of our other legacy product families and (ii) lower unit sales of some of our higher-margin out of band products. Additionally, our gross margin in the current quarter was favorably impacted by lower freight and duties costs.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,680		$4,430		$250	5.6%
Professional fees and outside services	1,682		1,318		364	27.6%
Advertising and marketing	582		501		81	16.2%
Facilities and insurance	483		278		205	73.7%
Share-based compensation	1,405		1,126		279	24.8%
Other	325		253		72	28.5%
Selling, general and administrative	$9,157	28.8%	$7,906	28.5%	$1,251	15.8%

Selling, general and administrative expenses for the three months ended September 30, 2022 increased when compared to the three months ended September 30, 2021 primarily due to (i) increased professional fees and outside services costs for certain legal, financial and other services, (ii) increased share-based compensation expenses due to additional grants of performance stock units, and (iii) increased personnel expenses resulting from our acquisitions.

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

The following table presents our research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,961		$2,520		$441	17.5%
Facilities	642		508		134	26.4%
Outside services	164		321		(157)	(48.9%	)
Product certifications	213		235		(22)	(9.4%	)
Share-based compensation	332		255		77	30.2%
Other	214		202		12	5.9%
Research and development	$4,526	14.2%	$4,041	14.6%	$485	12.0%

Research and development expenses for the three months ended September 30, 2022 increased when compared to the three months ended September 30, 2021 primarily due to an increase in personnel-related costs driven by our acquisitions and internal growth of our engineering teams worldwide.

Restructuring, Severance and Related Charges

During the three months ended September 30, 2022, we incurred charges of approximately $92,000 related to headcount reductions and restructuring of certain non-essential operations.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and synergies related to our acquisitions and general business operations.

Acquisition-Related Costs

During the three months ended September 30, 2022, we incurred approximately $213,000 of costs primarily in connection with the acquisition of Uplogix. These costs were mainly comprised of banking, legal and other professional fees.

Interest Income (Expense), Net

For the three months ended September 30, 2022, we incurred net interest expense due to borrowings on our credit facilities. We also earn interest income on our domestic cash balance.

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	September 30,	June 30,
	2022	2022	Change
	(In thousands)
Working capital	$50,316	$54,512	$(4,196)
Cash, cash equivalents, and restricted cash	$13,125	$17,221	$(4,096)

In September 2022 we entered into an amendment to our Senior Credit Facilities (as defined in Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report) which provide for an additional term loan in the original principal amount of $5,000,000 that matures on August 2, 2025. We also borrowed $2,000,000 on our revolving credit facility.

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

We define cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe this concentration subjects us to any unusual financial risk beyond the normal risk associated with commercial banking relationships. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2022	2021	Change
	(In thousands)
Net cash used in operating activities	$(4,666)	$(516)	$(4,150)
Net cash used in investing activities	(5,606)	(24,092)	18,486
Net cash provided by financing activities	6,176	25,139	(18,963)

Operating Activities

Cash used in operating activities during the three months ended September 30, 2022 increased compared to the prior year period. For the three months ended September 30, 2022, our net loss included $3,592,000 of non-cash charges, while the changes in operating assets and liabilities used net cash of $6,605,000.

Our net inventories increased by $7,581,000, or 20.1%, from June 30, 2022 to September 30, 2022. Of this increase, $3,590,000 of net inventories were acquired in the Uplogix acquisition. The remainder of the increase resulted primarily from a build-up of critical long-lead time components as we continue to experience lead time and supply constraints.

Accounts payable decreased by $5,266,000, or 25.5%, from June 30, 2022 to September 30, 2022, which was slightly offset by the acquisition of $278,000 of accounts payable from the Uplogix acquisition. The reduction is primarily due to the timing of our inventory purchases and related payments to our vendors.

Investing Activities

Net cash used in investing activities during the three months ended September 30, 2022 was driven by the acquisition of Uplogix, which used net cash of $4,650,000. We also used cash for the purchase of property and equipment, primarily related to building out and furnishing our new lease facilities in California and Minnesota.

Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2022 resulted primarily from (i) $7,000,000 in gross proceeds received from our credit facilities with SVB. The increase in cash was partially offset by payments on the senior credit facility as well as tax withholdings paid on behalf of employees for restricted shares.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC on August 29, 2022.  There have been no material changes to the risks and uncertainties previously disclosed in such Annual Report on Form 10-K.

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

The market price of our common stock has been highly volatile. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

•	adverse changes in domestic or global economic, market and other conditions;

•	new products or services offered by our competitors;

•	our completion of or failure to complete significant one-time sales of our products;

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	announcements of technological innovations;

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	conditions or trends in the industry;

•	additions or departures of key personnel;

•	increased competition from industry consolidation;

•	mergers and acquisitions; and

•	sales of common stock by our stockholders or us or repurchases of common stock by us.

In addition, the Nasdaq Capital Market often experiences price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of companies listed on the Nasdaq Capital Market.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

2.1*	Agreement and Plan of Merger, dated as of September 12, 2022, among Lantronix Holding Company, Lantronix OBM, Inc, Uplogix, Inc., and Shareholder Representative Services LLC		8-K	2.1	9/12/2022

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8-K	3.2	11/15/2012

10.1	Third Amendment to Third Amended and Restated Loan and Security Agreement dated September 7, 2022 among Lantronix, Inc., Lantronix Holding Company, Lantronix Canada ULC and Lantronix Technologies Canada (Taiwan) Ltd., Transition Networks, Inc. and Silicon Valley Bank		8-K	10.1	9/12/2022

10.2**	Offer Letter dated July 30, 2018 between Lantronix, Inc. and Fathi Hakam	X

10.3**	Change in Control Agreement between Lantronix, Inc. and Fathi Hakam, dated April 25, 2021	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

*	Portions of this Exhibit, including certain schedules and exhibits to this Exhibit, have been omitted in accordance with Item 601(b) of Regulation S-K. A copy of any omitted information, schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

**	Indicates management contract or compensatory plan, contract or arrangement.

+	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: November 9, 2022	By:	/s/ PAUL PICKLE
Paul Pickle
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

