Form 10-Q
period 2022-12-31
LANTRONIX INC
filed 2023-02-09
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 3, 2023, there were 36,518,734 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

December 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended December 31, 2022 (the “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, expectations regarding the impact of the COVID-19 pandemic and other statements regarding matters that are not historical are forward-looking statements.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$6,805	$17,221
Accounts receivable, net	27,675	26,262
Inventories, net	49,156	37,679
Contract manufacturers' receivables	2,784	3,454
Prepaid expenses and other current assets	3,625	5,417
Total current assets	90,045	90,033
Property and equipment, net	5,081	3,652
Goodwill	27,151	20,768
Purchased intangible assets, net	14,113	14,559
Lease right-of-use assets	10,836	8,037
Other assets	559	325
Total assets	$147,785	$137,374

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,717	$20,644
Line of credit	2,000	–
Accrued payroll and related expenses	3,209	4,729
Current portion of long-term debt, net	2,224	1,671
Other current liabilities	15,325	8,477
Total current liabilities	39,475	35,521
Long-term debt, net	17,723	14,274
Other non-current liabilities	11,069	7,683
Total liabilities	68,267	57,478

Commitments and contingencies (Note 9)	–	–

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	292,930	289,046
Accumulated deficit	(213,787)	(209,525)
Accumulated other comprehensive income	371	371
Total stockholders' equity	79,518	79,896
Total liabilities and stockholders' equity	$147,785	$137,374

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net revenue	$31,506	$33,681	$63,301	$61,386
Cost of revenue	17,712	19,241	35,471	34,483
Gross profit	13,794	14,440	27,830	26,903
Operating expenses:
Selling, general and administrative	9,813	8,935	18,970	16,841
Research and development	5,084	4,310	9,610	8,351
Restructuring, severance and related charges	82	167	174	709
Acquisition-related costs	102	68	315	609
Fair value remeasurement of earnout consideration	(673)	1,259	(673)	1,259
Amortization of purchased intangible assets	1,497	1,440	2,916	2,633
Total operating expenses	15,905	16,179	31,312	30,402
Loss from operations	(2,111)	(1,739)	(3,482)	(3,499)
Interest expense, net	(354)	(595)	(616)	(974)
Other income (expense), net	(26)	45	8	(57)
Loss before income taxes	(2,491)	(2,289)	(4,090)	(4,530)
Provision for income taxes	118	106	172	148
Net loss	$(2,609)	$(2,395)	$(4,262)	$(4,678)

Net loss per share - basic and diluted	$(0.07)	$(0.08)	$(0.12)	$(0.15)

Weighted-average common shares - basic and diluted	36,352	31,848	35,883	30,540

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended December 31, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2022	36,239	$4	$290,541	$(211,178)	$371	$79,738
Shares issued pursuant to stock awards, net	278	–	708	–	–	708
Tax withholding paid on behalf of employees for restricted shares	–	–	(184)	–	–	(184)
Share-based compensation	–	–	1,865	–	–	1,865
Net loss	–	–	–	(2,609)	–	(2,609)
Balance at December 31, 2022	36,517	$4	$292,930	$(213,787)	$371	$79,518

	Three Months Ended December 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2021	29,724	$3	$251,706	$(206,446)	$371	$45,634
Shares issued pursuant to equity offering, net	4,700	–	32,593	–	–	32,593
Shares issued pursuant to stock awards, net	220	–	367	–	–	367
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,440)	–	–	(1,440)
Fair value of warrants to purchase common stock issued with bank credit facility	–	–	250	–	–	250
Share-based compensation	–	–	1,500	–	–	1,500
Net loss	–	–	–	(2,395)	–	(2,395)
Balance at December 31, 2021	34,644	$3	$284,976	$(208,841)	$371	$76,509

	Six Months Ended December 31, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2022	35,129	$4	$289,046	$(209,525)	$371	$79,896
Shares issued pursuant to stock awards, net	1,388	–	729	–	–	729
Tax withholding paid on behalf of employees for restricted shares	–	–	(498)	–	–	(498)
Fair value of warrants to purchase common stock issued with bank credit facility	–	–	–	–	–	–
Share-based compensation	–	–	3,653	–	–	3,653
Net loss	–	–	–	(4,262)	–	(4,262)
Balance at December 31, 2022	36,517	$4	$292,930	$(213,787)	$371	$79,518

	Six Months Ended December 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2021	29,088	$3	$249,885	$(204,163)	$371	$46,096
Shares issued pursuant to equity offering, net	4,700	–	32,593	–	–	32,593
Shares issued pursuant to stock awards, net	856	–	663	–	–	663
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,646)	–	–	(1,646)
Fair value of warrants to purchase common stock issued with bank credit facility	–	–	500	–	–	500
Share-based compensation	–	–	2,981	–	–	2,981
Net loss	–	–	–	(4,678)	–	(4,678)
Balance at December 31, 2021	34,644	$3	$284,976	$(208,841)	$371	$76,509

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	December 31,
	2022	2021
Operating activities
Net loss	$(4,262)	$(4,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,653	2,981
Depreciation and amortization	791	463
Amortization of purchased intangible assets	2,916	2,633
Amortization of manufacturing profit in acquired inventory associated with acquisitions	104	380
Loss on disposal of property and equipment	(10)	3
Amortization of deferred debt issuance costs	50	191
Fair value remeasurement of earnout consideration	(673)	1,259
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	487	(5,194)
Inventories	(7,991)	(6,860)
Contract manufacturers' receivable	670	208
Prepaid expenses and other current assets	2,080	247
Lease right-of-use assets	831	821
Other assets	(105)	(13)
Accounts payable	(4,421)	2,277
Accrued payroll and related expenses	(1,782)	152
Other liabilities	(2,289)	(275)
Net cash used in operating activities	(9,951)	(5,405)
Investing activities
Purchases of property and equipment	(1,994)	(560)
Cash payment for acquisitions, net of cash and cash equivalents acquired	(4,650)	(23,629)
Net cash used in investing activities	(6,644)	(24,189)
Financing activities
Net proceeds from issuances of common stock	729	33,256
Tax withholding paid on behalf of employees for restricted shares	(498)	(1,646)
Net proceeds from issuance of debt	4,909	28,800
Payment of borrowings on term loan	(957)	(4,187)
Net proceeds from borrowing on line of credit	2,000	–
Payment of lease liabilities	(4)	(4)
Net cash provided by financing activities	6,179	56,219
Increase (decrease) in cash and cash equivalents	(10,416)	26,625
Cash and cash equivalents at beginning of period	17,221	9,739
Cash and cash equivalents at end of period	$6,805	$36,364

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2022, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC on August 29, 2022. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at December 31, 2022, the consolidated results of our operations for the three and six months ended December 31, 2022 and our consolidated cash flows for the six months ended December 31, 2022. All intercompany accounts and transactions have been eliminated.

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

The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Services

Revenues from our extended warranty, technical support and maintenance services are generally recognized ratably over the applicable service period. Although not significant to date, revenues from sales of our SaaS solutions are recognized ratably over the applicable service period as well.

We prepay sales commissions related to certain of these contracts, which are incremental costs of obtaining the contract. We capitalize these costs and expense them ratably on a straight-line basis over the life of the contract. At December 31, 2022, prepaid sales commissions included in prepaid expenses and other current assets totaled $112,000 and included in other assets totaled $134,000.

Engineering Services

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

We recognize revenue on fixed price contracts, over time, using an input method based on the proportion of our actual costs incurred (generally labor hours expended) to the total costs expected to complete the contract performance obligation. We have determined that this method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed price contract performance obligation.

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

Net Revenue by Product Line and Geographic Region

We organize our products and solutions into three product lines: Embedded IoT Solutions, IoT System Solutions, and Software & Services. Our Embedded IoT products are normally embedded into new designs. These products include application processing that delivers compute to meet customer needs for data transformation, computer vision, machine learning, augmented / virtual reality, audio / video aggregation and distribution, and custom applications at the edge. Our IoT System products include wired and wireless connections that enhance the value and utility of modern electronic systems and equipment by providing secure network connectivity, power for IoT end devices through Power over Ethernet (PoE), application hosting, protocol conversion, media conversion, secure access for distributed IoT deployments and many other functions. Our Software & Services products can be classified as either (i) our SaaS platform, which enables customers to easily deploy, monitor, manage, and automate across their global deployments, all from a single platform login, virtually connected as though directly on each device, (ii) engineering services, which is a flexible business model that allows customers to select from turnkey product development or team augmentation for accelerating complex areas of product development or (iii) extended warranty, support and maintenance.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan (“APJ”).

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(In thousands)
Embedded IoT Solutions	$13,668	$15,604	$28,763	$27,980
IoT System Solutions	14,913	16,366	29,534	29,524
Software & Services	2,925	1,711	5,004	3,882
	$31,506	$33,681	$63,301	$61,386

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(In thousands)
Americas	$19,688	$20,073	$40,618	$38,300
EMEA	4,905	5,751	10,106	10,410
Asia Pacific Japan	6,913	7,857	12,577	12,676
	$31,506	$33,681	$63,301	$61,386

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Product revenues	91%	94%	92%	97%
Service revenues	9%	6%	8%	3%

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

The following table presents the changes in our deferred revenue balance for the six months ended December 31, 2022 (in thousands):

Balance, June 30, 2022	$1,342
New performance obligations	1,819
Performance obligations assumed from acquisition	4,096
Recognition of revenue from satisfying performance obligations	(2,335)
Balance, December 31, 2022	4,922
Less: non-current portion of deferred revenue	(1,218)
Current portion, December 31, 2022	$3,704

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 5 years.

3.	Acquisition

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

A summary of the purchase consideration for the Uplogix acquisition is as follows (in thousands):

Cash paid, including initial working capital adjustments	$8,754
Preliminary estimated fair value of earnout consideration	1,718
Total purchase consideration	$10,472

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

Remeasurement of Earnout Consideration

During the three months ended December 31, 2022, we recorded a remeasurement adjustment of $673,000 to reduce the acquisition date preliminary estimated earnout consideration fair value of $1,718,000 down to $1,045,000. This adjustment was recorded based on our updated expectations of achieving the revenue targets for the business of Uplogix. The remeasurement adjustment was recorded within our operating expenses in the accompanying unaudited condensed consolidated statement of operations.

Supplemental Pro Forma Information

The following supplemental pro forma data summarizes our results of operations for the periods presented, as if we completed the acquisition of Uplogix as of the first day of our fiscal year ended June 30, 2022. The supplemental pro forma data reports actual operating results adjusted to include the pro forma effect and timing of the impact of amortization expense of identified intangible assets, restructuring costs, the purchase accounting effect on inventories acquired, and transaction costs. In accordance with the pro forma acquisition date, we recorded in the six months ended December 31, 2021 supplemental pro forma data (i) cost of goods sold from manufacturing profit in acquired inventory of $104,000, (ii) acquisition related restructuring costs of $297,000 and (iii) acquisition-related costs of $315,000, with a corresponding reduction in the six months ended December 31, 2022 supplemental pro forma data. Additionally, we recorded $319,000 of amortization expense in the six months ended December 31, 2021 supplemental pro forma data, and additional amortization expense of $38,000 in the six months ended December 31, 2022 supplemental pro forma data to represent amortization for the full fiscal year-to-date period.

Net revenue related to products and services from the acquisition of Uplogix contributed slightly over 3% to our total net revenue for the six months ended December 31, 2022. As of the Closing Date, we began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure, making it generally impracticable to determine the post-acquisition earnings on a standalone basis.

Supplemental pro forma data is as follows:

	Six Months Ended December 31,
	2022	2021
	(In thousands, except per share amounts)
Pro forma net revenue	$65,336	$66,584
Pro forma net loss	(3,082)	(4,877)

Pro forma net loss per share:
Basic and Diluted	$(0.09)	$(0.16)

4.	Supplemental Financial Information

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	December 31,	June 30,
	2022	2022
	(In thousands)
Finished goods	$22,377	$16,094
Raw materials	26,779	21,585
Inventories	$49,156	$37,679

Other Liabilities

The following table presents details of our other liabilities:

	December 31,	June 30,
	2022	2022
	(In thousands)
Current
Accrued variable consideration	$2,462	$1,905
Customer deposits and refunds	1,986	922
Accrued raw materials purchases	45	132
Deferred revenue	3,704	969
Lease liability	1,641	978
Taxes payable	401	371
Warranty reserve	596	594
Other accrued operating expenses	4,490	2,606
Total other current liabilities	$15,325	$8,477

Non-current
Lease liability	$9,851	$7,310
Deferred revenue	1,218	373
Total other non-current liabilities	$11,069	$7,683

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(In thousands, except per share data)
Numerator:
Net loss	$(2,609)	$(2,395)	$(4,262)	$(4,678)
Denominator:
Weighted-average common shares outstanding - basic and diluted	36,352	31,848	35,883	30,540

Net loss per share - basic and diluted	$(0.07)	$(0.08)	$(0.12)	$(0.15)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(In thousands)
Common stock equivalents	524	1,334	713	1,137

Purchased Intangible Assets

The following table presents details of purchased intangible assets:

	December 31, 2022			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
			(In thousands)
Developed technology	$6,331	$(3,175)	$3,156	$5,731	$(2,493)	$3,238
Customer relationships	18,188	(7,613)	10,575	16,498	(5,700)	10,798
Order backlog	1,406	(1,406)	–	1,406	(1,356)	50
Non-compete agreements	400	(400)	–	400	(400)	–
Trademark and trade name	1,425	(1,043)	382	1,245	(772)	473
	$27,750	$(13,637)	$14,113	$25,280	$(10,721)	$14,559

We do not currently have any purchased intangible assets with indefinite useful lives.

As of December 31, 2022, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2023 (remainder)	$2,993
2024	5,447
2025	3,817
2026	1,309
2027	458
Thereafter	89
Total future amortization	$14,113

Restructuring, Severance and Related Charges

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Six Months Ended
December 31,
2022
(In thousands)
Beginning balance	$34
Charges	174
Payments	(208)
Ending balance	$–

These balances are recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheets.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	December 31,
	2022	2021
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$216	$35
Fair value of warrant to purchase common stock issued with bank credit facility	$–	$500
Fair value of earnout consideration from acquisitions at the closing dates	$1,718	$393

5.	Warranty Reserve

The standard warranty periods we provide for our products typically range from one to five years. Certain products carry a limited lifetime warranty, which requires us to repair or replace a defective product or offer a refund of a portion of the purchase price based on a depreciated value at our option. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and for any known or anticipated product warranty issues.

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheets:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2022	2022
	(In thousands)
Beginning balance	$594	$197
Warranty reserve assumed from acquisition of TN Companies	–	483
Charged to cost of revenue	69	202
Usage	(67)	(288)
Ending balance	$596	$594

6.	Bank Loan Agreements

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

On September 7, 2022 we also borrowed $2,000,000 on our revolving credit facility.

The following table summarizes our outstanding debt under the Senior Credit Facilities:

	December 31,	June 30,
	2022	2022
	(In thousands)
Outstanding borrowings on term loan	$20,231	$16,188
Less: Unamortized debt issuance costs	(284)	(243)
Net Carrying amount of debt	19,947	15,945
Less: Current portion	(2,224)	(1,671)
Non-current portion	$17,723	$14,274

Outstanding borrowings on revolving credit facility	$2,000	$–

During the three and six months ended December 31, 2022, we recognized $367,000 and $683,000 of interest expense in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of debt issuance associated with the borrowings under the Senior Credit Facilities.

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

Stock Options

The following table presents a summary of activity for all of our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2022	1,383	$3.40
Expired	(5)	1.35
Exercised	(113)	3.02
Balance of options outstanding at December 31, 2022	1,265	$3.45

Restricted Stock Units (RSUs)

The following table presents a summary of activity with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2022	1,115	$5.50
Granted	607	5.83
Forfeited	(48)	5.34
Vested	(324)	5.53
Balance of RSUs outstanding at December 31, 2022	1,350	$5.65

Performance Stock Units (PSUs)

The following table presents a summary of activity with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2022	1,030
Granted	1,061
Forfeited	(38)
Vested	(947)
Balance of PSUs outstanding at December 31, 2022	1,106

Employee Stock Purchase Plan (ESPP)

The following table presents a summary of activity under our ESPP:

Number of Shares
(In thousands)
Shares available for issuance at June 30, 2022	85
Reserved for issuance	500
Shares issued	(92)
Shares available for issuance at December 31, 2022	493

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(In thousands)
Cost of revenue	$61	$100	$112	$200
Selling, general and administrative	1,434	1,178	2,839	2,304
Research and development	370	222	702	477
Total share-based compensation expense	$1,865	$1,500	$3,653	$2,981

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of December 31, 2022:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$365	1.5
RSUs	6,889	2.5
PSUs	3,331	2.3
Stock purchase rights under ESPP	179	0.4
	$10,764

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Effective tax rate	5%	5%	4%	3%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2022 and June 30, 2022.

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

California Corporate Headquarters Lease

In July 2022, we commenced the lease of approximately 14,000 square feet of office space for our corporate headquarters in Irvine, California. The term of the lease is 84 months from the commencement date, with an option to extend the lease for one 60-month extension period at a basic rent to be agreed upon by the parties or determined pursuant to the lease. The initial basic rent payable is $28,900 per month and is subject to customary annual rent increases. The aggregate basic rent payable under the lease during the 84-month term is approximately $2,700,000. We are also obligated to pay as additional rent our proportionate share of operating expenses, including property taxes. Additionally, the lease required us to deliver to the landlord an irrevocable stand-by letter of credit in the amount of $50,000 as security in the case of default.

We accounted for this lease as an operating lease in accordance with ASC 842. Upon commencement of the lease, we recorded a right-of-use asset of $2,852,000 and lease liability of $2,852,000 at the inception of the lease based upon a discount rate of 4.6% over a term of 7 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended December 31, 2022 (the “Report”). This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

Software and Services

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

We also provide extended warranty, support and maintenance services related to our out-of-band (“OOB”) and certain other product families.

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

Our supply chain still faces challenges, as most of our manufacturing is performed in Thailand, Taiwan and China. While we have seen some improvement in the global supply chain challenges over the last three to six months, including certain freight and logistics costs, and shipping lead times, the recent increase in COVID-19 infections in China causes uncertainty in supply availability.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, restructuring charges, valuation of deferred income taxes, business combinations, goodwill and intangible assets and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for the year ended June 30, 2022 and filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2022 (the “Form 10-K”) and have not changed significantly during the six months ended December 31, 2022 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021

Summary

In the three months ended December 31, 2022, our net revenue decreased by $2,175,000 or 6.5%, compared to the three months ended December 31, 2021. The decrease in net revenue was driven by a 12.4% decrease in net revenue in our Embedded IoT Solutions product line, as well as an 8.9% decrease in net revenue in our IoT System Solutions product line; these decreases were partially offset by a 71.0% increase in net revenues in our Software and Services product line. We had a net loss of $2,609,000 for the three months ended December 31, 2022 compared to a net loss of $2,395,000 for the three months ended December 31, 2021. The increase in net loss was primarily driven by the decrease in revenues coupled with only a 1.7% decrease in operating expenses during the three months ended December 31, 2022 compared to the three months ended December 31, 2021.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$13,668	43.4%	$15,604	46.3%	$(1,936)	(12.4%	)
IoT System Solutions	14,913	47.3%	16,366	48.6%	(1,453)	(8.9%	)
Software & Services	2,925	9.3%	1,711	5.1%	1,214	71.0%
	$31,506	100.0%	$33,681	100.0%	$(2,175)	(6.5%	)

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Americas	$19,688	62.5%	$20,073	59.6%	$(385)	(1.9%	)
EMEA	4,905	15.6%	5,751	17.1%	(846)	(14.7%	)
APJ	6,913	21.9%	7,857	23.3%	(944)	(12.0%	)
	$31,506	100.0%	$33,681	100.0%	$(2,175)	(6.5%	)

Embedded IoT Solutions

Net revenue decreased primarily due to reduced unit sales of our wireless communications product line across all regions and our embedded ethernet connectivity products in the EMEA and APJ regions. These decreases were partially offset by revenue growth in our network interface cards (“NICs”) & optics products in the Americas region.

IoT System Solutions

Net revenue decreased primarily due to reduced unit sales of our device management/out-of-band products and our media converter products, mostly in the Americas region. These decreases were partially offset by an increase in sales of our network switches, primarily in the Americas region.

Software & Services

Net revenue increased primarily due to an increase in our extended warranty services in the Americas region, mostly as a result of the Uplogix acquisition.

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

The following table presents our gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$13,794	43.8%	$14,440	42.9%	$(646)	(4.5%)

Gross profit as a percent of revenue (referred to as “gross margin”) increased slightly due primarily to our sales mix. As compared to the prior year period, in the current quarter we experienced higher revenues from our high-margin extended warranty services, mostly from the Uplogix acquisition, as well as increased unit sales of some of our NICs and optics products, which typically carry a higher margin than our other embedded solutions.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,020		$5,242		$(222)	(4.2%	)
Professional fees and outside services	1,392		1,516		(124)	(8.2%	)
Advertising and marketing	466		371		95	25.6%
Facilities and insurance	872		270		602	223.0%
Share-based compensation	1,434		1,178		256	21.7%
Other	629		358		271	75.7%
Selling, general and administrative	$9,813	31.1%	$8,935	26.5%	$878	9.8%

Selling, general and administrative expenses increased primarily due to (i) facilities and insurance costs resulting from increased costs related to our new Minnesota warehouse facility, (ii) higher depreciation expenses included in the “Other” category above related to property and equipment for our new facilities in California and Minnesota and (iii) increased share-based compensation expenses due to additional grants of performance stock units.

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

The following table presents our research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,267		$3,011		$256	8.5%
Facilities	630		563		67	11.9%
Outside services	210		113		97	85.8%
Product certifications	319		140		179	127.9%
Share-based compensation	370		222		148	66.7%
Other	288		261		27	10.3%
Research and development	$5,084	16.1%	$4,310	12.8%	$774	18.0%

Research and development expenses increased primarily due to an increase in personnel-related costs driven by our acquisitions and internal growth of our engineering teams worldwide. Additionally, we incurred higher product certification costs due to timing of internally developed projects as well as increased share-based compensation costs related to grants of performance stock units.

Results of Operations – Six Months Ended December 31, 2022 Compared to the Six Months Ended December 31, 2021

Summary

In the six months ended December 31, 2022, our net revenue increased by $1,915,000 or 3.1%, compared to the six months ended December 31, 2021. The increase in net revenue was driven by a 28.9% increase in net revenue in our Software & Services product line, as well as a 2.8% increase in net revenue in our Embedded IoT Solutions product line. We had a net loss of $4,262,000 for the six months ended December 31, 2022 compared to a net loss of $4,678,000 for the six months ended December 31, 2021. The decrease in net loss was primarily driven by the increase in revenues partially offset by an increase in operating expenses of $910,000 or 3.0% during the six months ended December 31, 2022 compared to the six months ended December 31, 2021.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$28,763	45.4%	$27,980	45.6%	$783	2.8%
IoT System Solutions	29,534	46.7%	29,524	48.1%	10	0.0%
Software & Services	5,004	7.9%	3,882	6.3%	1,122	28.9%
	$63,301	100.0%	$61,386	100.0%	$1,915	3.1%

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Americas	$40,618	64.2%	$38,300	62.4%	$2,318	6.1%
EMEA	10,106	16.0%	10,410	17.0%	(304)	(2.9%	)
APJ	12,577	19.8%	12,676	20.6%	(99)	(0.8%	)
	$63,301	100.0%	$61,386	100.0%	$1,915	3.1%

Embedded IoT Solutions

Net revenue increased primarily due to organic growth in our compute modules in the APJ and EMEA regions as well as increased sales of our NICs and optics products, primarily in the Americas region. This increase was partially offset by a decrease in revenues of our wireless communications products across all regions.

IoT System Solutions

Net revenue was flat for the six months ended December 31, 2022 when compared to the six months ended December 31, 2021. We saw an increase in revenues from our network switches in the Americas region, substantially offset by a decrease in our out-of-band products in the Americas region and, to a lesser extent, EMEA.

Software & Services

Net revenue increased primarily due to an increase in our extended warranty services in the Americas region, mostly as a result of the Uplogix acquisition.

Gross Profit

The following table presents our gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$27,830	44.0%	$26,903	43.8%	$927	3.4%

Gross margin increased slightly due primarily to our sales mix. As compared to the prior year period, in the current period we experienced increased revenue from our high-margin extended warranty services, mostly from the Uplogix acquisition, as well as increased unit sales of some of our NICs and optics products, which typically carry a higher margin than our other embedded solutions. This effect was partially offset by decreases in our out-of-band products, which typically carry a high margin.

Selling, General and Administrative

The following table presents our selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$9,700		$9,672		$28	0.3%
Professional fees and outside services	3,074		2,834		240	8.5%
Advertising and marketing	1,048		872		176	20.2%
Facilities and insurance	1,355		548		807	147.3%
Share-based compensation	2,839		2,304		535	23.2%
Other	954		611		343	56.1%
Selling, general and administrative	$18,970	30.0%	$16,841	27.4%	$2,129	12.6%

Selling, general and administrative expenses increased primarily due to (i) increased professional fees and outside services costs for certain legal, financial and other services, (ii) increased share-based compensation expenses due to additional grants of performance stock units, (iii) increased facilities and insurance expenses related to our new Minnesota warehouse location and (iv) higher depreciation expenses included in the “Other” category above related to property and equipment for our new facilities in California and Minnesota.

Research and Development

The following table presents our research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2022	Revenue	2021	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$6,228		$5,531		$697	12.6%
Facilities	1,272		1,071		201	18.8%
Outside services	374		434		(60)	(13.8%	)
Product certifications	532		375		157	41.9%
Share-based compensation	702		477		225	47.2%
Other	502		463		39	8.4%
Research and development	$9,610	15.2%	$8,351	13.6%	$1,259	15.1%

Research and development expenses increased primarily due to an increase in personnel-related costs driven by our acquisitions and internal growth of our engineering teams worldwide, as well as increased share-based compensation expenses from grants of performance stock units.

Restructuring, Severance and Related Charges

During the six months ended December 31, 2022, we incurred charges of approximately $174,000 related to headcount reductions and restructuring of certain non-essential operations.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and synergies related to our acquisitions and general business operations.

Acquisition-Related Costs

During the six months ended December 31, 2022, we incurred approximately $315,000 of costs primarily in connection with the acquisition of Uplogix. These costs were mainly comprised of banking, legal and other professional fees.

Interest Income (Expense), Net

For the six months ended December 31, 2022, we incurred net interest expense due to borrowings on our credit facilities. We also earn interest income on our domestic cash balance.

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	December 31,	June 30,
	2022	2022	Change
	(In thousands)
Working capital	$50,570	$54,512	$(3,942)
Cash, cash equivalents, and restricted cash	$6,805	$17,221	$(10,416)

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	December 31,
	2022	2021	Change
	(In thousands)
Net cash used in operating activities	$(9,951)	$(5,405)	$(4,546)
Net cash used in investing activities	(6,644)	(24,189)	17,545
Net cash provided by financing activities	6,179	56,219	(50,040)

Operating Activities

Cash used in operating activities during the six months ended December 31, 2022 increased compared to the prior year period. For the six months ended December 31, 2022, our net loss included $6,831,000 of non-cash charges, while the changes in operating assets and liabilities used net cash of $12,520,000.

Our net inventories increased by $11,477,000, or 30.5%, from June 30, 2022 to December 31, 2022. Of this increase, $3,590,000 of net inventories were acquired in the Uplogix acquisition. The remainder of the increase resulted primarily from a build-up of critical long-lead time components as we continue to experience lead time and supply constraints, as well as raw materials acquired to fulfill future demand on a new customer supply agreement that we executed in January 2023.

Accounts payable decreased by $3,927,000, or 19.0%, from June 30, 2022 to December 31, 2022, which was slightly offset by the acquisition of $278,000 of accounts payable from the Uplogix acquisition. The reduction is primarily due to the timing of our inventory purchases and related payments to our vendors.

Investing Activities

Net cash used in investing activities during the six months ended December 31, 2022 was driven by the acquisition of Uplogix, which used net cash of $4,650,000. We also used $1,994,000 for the purchase of property and equipment, primarily related to building out and furnishing our new lease facilities in California and Minnesota.

Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2022 resulted primarily from $7,000,000 in gross proceeds received from our credit facilities with SVB. The increase in cash was partially offset by principal payments on the senior credit facility, as well as tax withholdings paid on behalf of employees for restricted shares.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting with the exception of the modification of certain existing internal controls over financial reporting and implementation of new control activities and business processes resulting from the October 2022 implementation of our new enterprise resource planning (ERP) system.

We believe that the new ERP system and related changes to internal controls and business processes will enhance our internal control over financial reporting while providing us the ability to scale our business. We have taken steps to monitor and maintain appropriate internal control over financial reporting during the second fiscal quarter of fiscal 2023 and will continue to evaluate the operating effectiveness of related key controls in subsequent periods.

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

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC on August 29, 2022.  There have been no material changes to the risks and uncertainties previously disclosed in such Annual Report on Form 10-K, except for the addition of the new section “Increasing attention on environmental, social and governance matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks,” as set out below.

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

We continue to dedicate significant engineering resources to our management software platform, applications, and SaaS offerings, including ConsoleFlow™. These product and service offerings are subject to significant additional risks that are not necessarily related to our hardware products. Our ability to succeed with these offerings will depend in large part on our ability to provide customers with software products and services that offer features and functionality that address the specific needs of businesses. We may face challenges and delays in the development of this product line as the marketplace for products and services evolves to meet the needs and desires of customers. We cannot provide assurances that we will be successful in operating and growing this product line.

In light of these risks and uncertainties, we may not be able to establish or maintain market share for our software and SaaS offerings. As we develop new product lines, we must adapt to market conditions that are unfamiliar to us, such as competitors and distribution channels that are different from those we have known in the past. We have and will encounter competition from other solutions providers, many of whom may have more significant resources than us with which to compete. There can be no assurance that we will recover our investments in this product line, that we will receive meaningful revenue from or realize a profit from this new product line.

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

We may pursue acquisitions, strategic partnerships and joint ventures that we believe would allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with distributors, OEMs and ODMs. For instance, we acquired Maestro, Intrinsyc, the Transition Networks and Net2Edge businesses of CSI, and Uplogix in 2019, 2020, 2021 and 2022 respectively. Our previous acquisitions have required, and any future acquisition, partnership, joint venture or investment may also require, that we pay significant cash, issue equity and/or incur substantial debt. Acquisitions, partnerships or joint ventures may also result in the loss of key personnel and the dilution of existing stockholders to the extent we are required to issue equity securities. In addition, acquisitions, partnerships or joint ventures require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may not result in expected synergies, an increase in revenues or earnings or the delivery of new products, may contribute to increased fixed costs, and may expose us to unanticipated liabilities. If any of these occur, we may fail to meet our business objectives and our business, financial condition and operating results could be materially and adversely affected.

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

In connection with certain implementations of our management software platform, application, and SaaS offering, ConsoleFlow, we expect to store, convey and process data produced by devices. This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business. It is important for us to maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business to provide a reasonable level of reliability and security. Despite available security measures and other precautions, the infrastructure and transmission methods used by our products and services may be vulnerable to interception, attack or other disruptive problems.

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

To remain competitive, we must continue to make significant investments to operate our business and develop our products. Our future capital requirements will depend on many factors, including the timing and amount of our net revenue, research and development expenditures, expenses associated with any strategic partnerships or acquisitions and infrastructure investments, and expenses related to litigation, each of which could negatively affect our ability to generate additional cash from operations. If cash generated from operations is insufficient to satisfy our working capital requirements, we may need to raise additional capital. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including, but not limited to:

•	to fund working capital requirements;

•	to update, enhance or expand the range of products we offer;

•	to refinance existing indebtedness;

•	to increase our sales and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities.

•	to acquire additional businesses

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

Increasing attention on environmental, social and governance matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.

Increasingly regulators (including the SEC), customers, investors, employees and other stakeholders are focusing on environmental, social and governance (ESG) matters. While we have, or are developing, certain ESG initiatives, there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. Actual or perceived shortcomings with respect to our ESG initiatives and reporting can impact our ability to hire and retain employees, increase our customer base, or attract and retain certain types of investors. In addition, these parties are increasingly focused on specific disclosures and frameworks related to ESG matters. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information.

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

General Risk Factors

Risks generally associated with a company-wide implementation of an enterprise resource planning (ERP) system may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.

In October 2022 we implemented a company-wide ERP system to upgrade certain existing business, operational, and financial processes, and continue to refine the system on an ongoing basis. Our ERP implementation is a complex and time-consuming project. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP system could result in higher costs than we had anticipated and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition. In addition, because the ERP is a new system that we have limited prior experience with, there is an increased risk that one or more of our financial controls may fail. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8-K	3.2	11/15/2012

10.1	Lantronix, Inc. 2020 Performance Incentive Plan, as amended and restated		8-K	10.1	11/9/2022

10.2	Lantronix, Inc. 2013 Employee Stock Purchase Plan, as amended and restated		8-K	10.2	11/9/2022

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

*	Portions of this Exhibit, including certain schedules and exhibits to this Exhibit, have been omitted in accordance with Item 601(b) of Regulation S-K. A copy of any omitted information, schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

+	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: February 9, 2023	By:	/s/ PAUL PICKLE
Paul Pickle
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2023	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

