Form 10-Q
period 2023-03-31
LANTRONIX INC
filed 2023-05-10
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, there were 36,619,483 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (the “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, expectations regarding the impact of the COVID-19 pandemic and other statements regarding matters that are not historical are forward-looking statements.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	June 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$12,795	$17,221
Accounts receivable, net	25,609	26,262
Inventories, net	51,725	37,679
Contract manufacturers' receivables	2,315	3,454
Prepaid expenses and other current assets	3,445	5,417
Total current assets	95,889	90,033
Property and equipment, net	4,813	3,652
Goodwill	27,858	20,768
Purchased intangible assets, net	12,029	14,559
Lease right-of-use assets	10,413	8,037
Other assets	485	325
Total assets	$151,487	$137,374

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,189	$20,644
Line of credit	–	–
Accrued payroll and related expenses	3,073	4,729
Current portion of long-term debt, net	2,484	1,671
Other current liabilities	25,206	8,477
Total current liabilities	45,952	35,521
Long-term debt, net	16,972	14,274
Other non-current liabilities	10,535	7,683
Total liabilities	73,459	57,478

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	294,505	289,046
Accumulated deficit	(216,852)	(209,525)
Accumulated other comprehensive income	371	371
Total stockholders' equity	78,028	79,896
Total liabilities and stockholders' equity	$151,487	$137,374

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net revenue	$32,964	$32,324	$96,265	$93,710
Cost of revenue	18,328	18,708	53,799	53,191
Gross profit	14,636	13,616	42,466	40,519
Operating expenses:
Selling, general and administrative	9,946	8,326	28,916	25,167
Research and development	5,067	4,483	14,677	12,834
Restructuring, severance and related charges	490	51	664	760
Acquisition-related costs	–	154	315	763
Fair value remeasurement of earnout consideration	140	1,203	(533)	2,462
Amortization of purchased intangible assets	1,424	1,479	4,340	4,112
Total operating expenses	17,067	15,696	48,379	46,098
Loss from operations	(2,431)	(2,080)	(5,913)	(5,579)
Interest expense, net	(465)	(303)	(1,081)	(1,277)
Loss on extinguishment of debt	–	(764)	–	(764)
Other income (expense), net	(29)	32	(21)	(25)
Loss before income taxes	(2,925)	(3,115)	(7,015)	(7,645)
Provision for income taxes	140	75	312	223
Net loss	$(3,065)	$(3,190)	$(7,327)	$(7,868)

Net loss per share - basic and diluted	$(0.08)	$(0.09)	$(0.20)	$(0.25)

Weighted-average common shares - basic and diluted	36,548	34,695	36,105	31,925

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended March 31, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2022	36,517	$4	$292,930	$(213,787)	$371	$79,518
Shares issued pursuant to stock awards, net	92	–	23	–	–	23
Tax withholding paid on behalf of employees for restricted shares	–	–	(176)	–	–	(176)
Share-based compensation	–	–	1,728	–	–	1,728
Net loss	–	–	—	(3,065)	–	(3,065)
Balance at March 31, 2023	36,609	$4	$294,505	$(216,852)	$371	$78,028

	Three Months Ended March 31, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2021	34,644	$3	$284,976	$(208,841)	$371	$76,509
Shares issued pursuant to equity offering, net	154	–	98	–	–	98
Shares issued pursuant to stock awards, net		–	–	–	–	–
Tax withholding paid on behalf of employees for restricted shares	–	–	–	–	–	–
Fair value of warrants to purchase common stock issued with bank credit facility	–	–	–	–	–	–
Share-based compensation	–	–	1,612	–	–	1,612
Net loss	–	–	–	(3,190)	–	(3,190)
Balance at March 31, 2022	34,798	$3	$286,686	$(212,031)	$371	$75,029

	Nine Months Ended March 31, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2022	35,129	$4	$289,046	$(209,525)	$371	$79,896
Shares issued pursuant to stock awards, net	1,480	–	752	–	–	752
Tax withholding paid on behalf of employees for restricted shares	–	–	(674)	–	–	(674)
Fair value of warrants to purchase common stock issued with bank credit facility	–	–	–	–	–	–
Share-based compensation	–	–	5,381	–	–	5,381
Net loss	–	–	–	(7,327)	–	(7,327)
Balance at March 31, 2023	36,609	$4	$294,505	$(216,852)	$371	$78,028

	Nine Months Ended March 31, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2021	29,088	$3	$249,885	$(204,163)	$371	$46,096
Shares issued pursuant to equity offering, net	4,700	–	32,593	–	–	32,593
Shares issued pursuant to stock awards, net	1,010	–	761	–	–	761
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,646)	–	–	(1,646)
Fair value of warrants to purchase common stock issued with bank credit facility	–	–	500	–	–	500
Share-based compensation	–	–	4,593	–	–	4,593
Net loss	–	–	–	(7,868)	–	(7,868)
Balance at March 31, 2022	34,798	$3	$286,686	$(212,031)	$371	$75,029

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(7,327)	$(7,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,381	4,593
Depreciation and amortization	1,223	737
Amortization of purchased intangible assets	4,340	4,112
Amortization of manufacturing profit in acquired inventory associated with acquisitions	181	380
Loss on disposal of property and equipment	(10)	3
Amortization of deferred debt issuance costs	77	241
Fair value remeasurement of earnout consideration	(533)	2,462
Non-cash loss on extinguishment of debt	–	764
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	2,553	(4,518)
Inventories	(10,637)	(10,657)
Contract manufacturers’ receivable	1,139	(68)
Prepaid expenses and other current assets	2,260	(761)
Lease right-of-use assets	1,332	1,203
Other assets	(31)	(94)
Accounts payable	(5,782)	4,281
Accrued payroll and related expenses	(1,918)	(1,261)
Other liabilities	6,796	385
Net cash used in operating activities	(956)	(6,066)

Investing activities
Purchases of property and equipment	(2,325)	(1,138)
Cash payment for acquisitions, net of cash and cash equivalents acquired	(4,650)	(23,629)
Net cash used in investing activities	(6,975)	(24,767)

Financing activities
Net proceeds from issuances of common stock	752	33,354
Tax withholding paid on behalf of employees for restricted shares	(674)	(1,646)
Net proceeds from issuance of debt	4,909	28,800
Payment of borrowings on term loan	(1,475)	(16,625)
Net proceeds from borrowing on line of credit	2,000	2,500
Payment of borrowings on line of credit	(2,000)	(2,500)
Net proceeds from public offering	–	–
Payment of lease liabilities	(7)	(7)
Net cash provided by financing activities	3,505	43,876
Increase (decrease) in cash and cash equivalents	(4,426)	13,043
Cash and cash equivalents at beginning of period	17,221	9,739
Cash and cash equivalents at end of period	$12,795	$22,782

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

1.	Company and Significant Accounting Policies

Company

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global Industrial and Enterprise internet of things (“IoT”) provider of solutions that target diversified verticals ranging from Smart Cities, Utilities and Healthcare to Enterprise, Intelligent Transportation, and Industrial Automation. Building on a long history of connectivity and video processing competence, target applications include Video Surveillance, Traffic management, Infotainment systems, Robotics, Edge Computing and Remote Environment Management.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2022, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC on August 29, 2022. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at March 31, 2023, the consolidated results of our operations for the three and nine months ended March 31, 2023 and our consolidated cash flows for the nine months ended March 31, 2023. All intercompany accounts and transactions have been eliminated.

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

The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

We prepay sales commissions related to certain of these contracts, which are incremental costs of obtaining the contract. We capitalize these costs and expense them ratably on a straight-line basis over the life of the contract. At March 31, 2023, prepaid sales commissions included in prepaid expenses and other current assets totaled $141,000 and included in other assets totaled $52,000.

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

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Embedded IoT Solutions	$16,055	$15,349	$44,818	$43,329
IoT System Solutions	14,034	14,862	43,568	44,386
Software & Services	2,875	2,113	7,879	5,995
	$32,964	$32,324	$96,265	$93,710

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Americas	$19,095	$20,448	$59,713	$58,748
EMEA	6,380	5,071	16,486	15,481
Asia Pacific Japan	7,489	6,805	20,066	19,481
	$32,964	$32,324	$96,265	$93,710

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

Product revenues	91%	94%	92%	94%
Service revenues	9%	6%	8%	6%

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

The following table presents the changes in our deferred revenue balance for the nine months ended March 31, 2023 (in thousands):

Balance, June 30, 2022	$1,342
New performance obligations	2,475
Performance obligations assumed from acquisition	4,096
Recognition of revenue from satisfying performance obligations	(3,807)
Balance, March 31, 2023	4,106
Less: non-current portion of deferred revenue	(1,025)
Current portion, March 31, 2023	$3,081

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 5 years.

3.	Acquisition

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

The acquisition of Uplogix brings immediate scale to our out-of-band remote management solutions, adding a complementary high-end product offering that includes high-margin maintenance and licensing revenues.

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

In March 2023, based on additional analysis and refinements to our estimates, we adjusted the preliminary purchase price allocation as of the Closing Date to (i) decrease the estimated fair value of intangible assets acquired by $660,000 and (ii) increase the fair value of other current liabilities by $47,000. These adjustments resulted in an increase to goodwill of $707,000.

The updated purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$4,104
Accounts receivable, net	1,900
Inventories, net	3,590
Prepaid expense and other current assets	288
Lease right-of-use asset	778
Other non-current assets	129
Amortizable intangible assets	1,810
Goodwill	7,091
Accounts payable	(278)
Accrued payroll	(262)
Deferred revenue	(4,096)
Other current liabilities	(3,102)
Notes payable	(900)
Other noncurrent liabilities	(580)
Total consideration	$10,472

As discussed above, the purchase consideration and resulting purchase price allocation for this acquisition included various adjustments for transaction expenses, the Bonus Amount, payment of Company Junior-Only Notes and certain other accrued expenses paid shortly after the Closing Date. Pursuant to the Merger Agreement, substantially all of the $4,104,000 cash acquired was to be utilized for these items. The purchase price allocation above reflects both this cash acquired and the applicable accrued liabilities and notes payable that were substantially all disbursed on or shortly after the Closing Date.

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

Acquisition-related costs were expensed in the periods in which the costs were incurred.

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Asset Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Customer relationships	$1,030	5.0
Developed technology	600	5.0
Trademarks and trade names	180	1.0

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

Remeasurement of Earnout Consideration

During the three months ended March 31, 2023, we remeasured the estimated fair value of the earnout consideration to a total of $1,185,000 based on our updated expectations of achieving the revenue targets for the business of Uplogix. As compared to the previously recorded estimate of $1,045,000 as of December 31, 2022, this resulted in an upward adjustment of $140,000 that was recorded within our operating expenses in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2023.

Additionally, the accompanying unaudited condensed consolidated statement of operations for the nine months ended March 31, 2023 includes a downward adjustment of $673,000 that was recorded in the prior quarter based on our expectations as of December 31, 2022 of achieving revenue targets for the business of Uplogix.

Supplemental Pro Forma Information

The following supplemental pro forma data summarizes our results of operations for the periods presented, as if we completed the acquisition of Uplogix as of the first day of our fiscal year ended June 30, 2022. The supplemental pro forma data reports actual operating results adjusted to include the pro forma effect and timing of the impact of amortization expense of identified intangible assets, restructuring costs, the purchase accounting effect on inventories acquired, and transaction costs. In accordance with the pro forma acquisition date, we recorded in the nine months ended March 31, 2022 supplemental pro forma data (i) cost of goods sold from manufacturing profit in acquired inventory of $181,000, (ii) acquisition related restructuring costs of $310,000 and (iii) acquisition-related costs of $315,000, with a corresponding reduction in the nine months ended March 31, 2023 supplemental pro forma data. Additionally, we recorded $380,000 of amortization expense in the nine months ended March 31, 2022 supplemental pro forma data, and a reduction of amortization expense of $33,000 in the nine months ended March 31, 2023 supplemental pro forma data to represent amortization for the full fiscal year-to-date period.

Net revenue related to products and services from the acquisition of Uplogix contributed just under 4% of our total net revenue for the nine months ended March 31, 2023. As of the Closing Date, we began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure, making it generally impracticable to determine the post-acquisition earnings on a standalone basis.

Supplemental pro forma data is as follows:

	Nine Months Ended March 31,
	2023	2022
	(In thousands, except per share amounts)
Pro forma net revenue	$98,300	$100,593
Pro forma net loss	$(5,986)	$(8,380)

Pro forma net loss per share:
Basic and Diluted	$(0.17)	$(0.26)

4.	Supplemental Financial Information

Inventories

	March 31,	June 30,
	2023	2022
	(In thousands)
Finished goods	$23,676	$16,094
Raw materials	28,049	21,585
Inventories	$51,725	$37,679

Other Liabilities

The following table presents details of our other liabilities:

	March 31,	June 30,
	2023	2022
	(In thousands)
Current
Accrued variable consideration	$2,195	$1,905
Customer deposits and refunds	11,728	922
Accrued raw materials purchases	180	132
Deferred revenue	3,081	969
Lease liability	1,583	978
Taxes payable	533	371
Warranty reserve	748	594
Other accrued operating expenses	5,158	2,606
Total other current liabilities	$25,206	$8,477

Non-current
Lease liability	$9,510	$7,310
Deferred revenue	1,025	373
Total other non-current liabilities	$10,535	$7,683

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	(In thousands, except per share data)
Numerator:
Net loss	$(3,065)	$(3,190)	$(7,327)	$(7,868)
Denominator:
Weighted-average common shares outstanding - basic and diluted	36,548	34,695	36,105	31,925

Net loss per share - basic and diluted	$(0.08)	$(0.09)	$(0.20)	$(0.25)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	(In thousands)
Common stock equivalents	735	1,175	677	1,154

Purchased Intangible Assets

The following table presents details of purchased intangible assets:

	March 31, 2023			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$6,331	$(3,528)	$2,803	$5,731	$(2,493)	$3,238
Customer relationships	17,528	(8,530)	8,998	16,498	(5,700)	10,798
Order backlog	1,406	(1,406)	–	1,406	(1,356)	50
Non-compete agreements	400	(400)	–	400	(400)	–
Trademark and trade name	1,425	(1,197)	228	1,245	(772)	473
	$27,090	$(15,061)	$12,029	$25,280	$(10,721)	$14,559

We do not currently have any purchased intangible assets with indefinite useful lives.

As of March 31, 2023, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2023 (remainder)	$1,464
2024	5,315
2025	3,685
2026	1,177
2027	326
Thereafter	62
Total future amortization	$12,029

Restructuring, Severance and Related Charges

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Nine Months Ended
March 31,
2023
(In thousands)
Beginning balance	$34
Charges	664
Payments	(379)
Ending balance	$319

These balances are recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheets.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Nine Months Ended March 31,
	2023	2022
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$49	$235
Fair value of warrant to purchase common stock issued with bank credit facility	$–	$500
Fair value of earnout consideration from acquisitions at the closing dates	$1,718	$393

5.	Warranty Reserve

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

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheets:

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2023	2022
	(In thousands)
Beginning balance	$594	$197
Warranty reserve assumed from acquisition of TN Companies	–	483
Charged to cost of revenue	274	202
Usage	(120)	(288)
Ending balance	$748	$594

6.	Bank Loan Agreements

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

On September 7, 2022 we also borrowed $2,000,000 on our revolving credit facility. We subsequently paid this amount back to the bank in full in February 2023.

On April 3, 2023, we entered into a Letter Agreement (the “Letter Agreement”) with SVB, which, among other matters, amended the Loan Agreement to reduce the former requirement to hold 85% of our company-wide cash balances at SVB to 50%, and provided a waiver of any event of default under the Loan Agreement for any failure to comply with this covenant prior to the date of the Letter Agreement.

The following table summarizes our outstanding debt under the Senior Credit Facilities:

	March 31,	June 30,
	2023	2022
	(In thousands)
Outstanding borrowings on term loan	$19,713	$16,188
Less: Unamortized debt issuance costs	(257)	(243)
Net Carrying amount of debt	19,456	15,945
Less: Current portion	(2,484)	(1,671)
Non-current portion	$16,972	$14,274

Outstanding borrowings on revolving credit facility	$–	$–

During the three and nine months ended March 31, 2023, we recognized $440,000 and $1,160,000 of interest expense in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of debt issuance associated with the borrowings under the Senior Credit Facilities.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 13, 2023, the FDIC announced that it had transferred all insured and uninsured deposits and substantially all assets of SVB to a newly created, full-service FDIC-operated “bridge bank” called Silicon Valley Bridge Bank, N.A., where depositors would have full access to their money immediately. On March 27, 2023, First Citizens Bank announced that it entered into an agreement with the FDIC to purchase all of the assets and liabilities of Silicon Valley Bridge Bank. We currently have full control of our cash and cash equivalents balance at SVB and our other banking institutions. We frequently monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

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

Stock Options

The following table presents a summary of activity for all of our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2022	1,383	$3.40
Granted	115	4.96
Expired	(8)	1.84
Exercised	(124)	2.94
Balance of options outstanding at March 31, 2023	1,366	$3.59

Restricted Stock Units (RSUs)

The following table presents a summary of activity with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2022	1,115	$5.50
Granted	701	5.69
Forfeited	(76)	5.61
Vested	(444)	5.38
Balance of RSUs outstanding at March 31, 2023	1,296	$5.64

Performance Stock Units (PSUs)

The following table presents a summary of activity with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2022	1,030
Granted	1,147
Forfeited	(38)
Vested	(947)
Balance of PSUs outstanding at March 31, 2023	1,192

Employee Stock Purchase Plan (ESPP)

The following table presents a summary of activity under our ESPP:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2022	85
Reserved for issuance	500
Shares issued	(92)
Shares available for issuance at March 31, 2023	493

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	(In thousands)
Cost of revenue	$47	$80	$159	$280
Selling, general and administrative	1,293	1,264	4,132	3,568
Research and development	388	268	1,090	745
Total share-based compensation expense	$1,728	$1,612	$5,381	$4,593

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of March 31, 2023:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$499	2.6
RSUs	5,897	2.3
PSUs	2,954	2.1
Stock purchase rights under ESPP	60	0.1
	$9,410

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Effective tax rate	5%	2%	4%	3%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Due to our cumulative losses and uncertainty of generating future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2023 and June 30, 2022.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (the “Report”). This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, restructuring charges, valuation of deferred income taxes, business combinations, goodwill and intangible assets and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for the year ended June 30, 2022 and filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2022 (the “Form 10-K”) and have not changed significantly during the nine months ended March 31, 2023 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Summary

In the three months ended March 31, 2023, our net revenue increased by $640,000 or 2.0%, compared to the three months ended March 31, 2022. The increase in net revenue was driven by a 4.6% increase in net revenue in our Embedded IoT Solutions product line, as well as an 36.1% increase in net revenue in our Software & Services product line; these increases were partially offset by a 5.6% decrease in net revenues in our IoT System Solutions product line. We had a net loss of $3,065,000 for the three months ended March 31, 2023 compared to a net loss of $3,190,000 for the three months ended March 31, 2022. The decrease in net loss was primarily driven by the increase in revenues coupled with slightly higher gross margins, partially offset by an increase of 8.7% in operating expenses during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$16,055	48.7%	$15,349	47.5%	$706	4.6%
IoT System Solutions	14,034	42.6%	14,862	46.0%	(828)	(5.6%	)
Software & Services	2,875	8.7%	2,113	6.5%	762	36.1%
	$32,964	100.0%	$32,324	100.0%	$640	2.0%

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Americas	$19,095	57.9%	$20,448	63.3%	$(1,353)	(6.6%	)
EMEA	6,380	19.4%	5,071	15.7%	1,309	25.8%
APJ	7,489	22.7%	6,805	21.0%	684	10.1%
	$32,964	100.0%	$32,324	100.0%	$640	2.0%

Embedded IoT Solutions

Net revenue increased primarily due to increased unit sales of our embedded compute product line in the EMEA and APJ regions and our embedded GNSS and network interface card products across all regions. These increases were partially offset by a decrease in revenue in our embedded ethernet connectivity products across all regions.

IoT System Solutions

Net revenue decreased primarily due to reduced unit sales of our converters and radio nodes products, mostly in the Americas and EMEA regions. These decreases were partially offset by increases in sales of (i) our OOB products in the Americas and EMEA regions and (ii) our gateways, routers, and modems, primarily in the Americas region.

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

The following table presents our gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$14,636	44.4%	$13,616	42.1%	$1,020	7.5%

Gross profit as a percent of revenue (referred to as “gross margin”) increased slightly due primarily to our sales mix. As compared to the prior year period, in the current quarter we experienced higher revenues from our high-margin extended warranty services, mostly from the Uplogix acquisition, as well as increased unit sales of some of our OOB products, which typically carry a higher margins.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,006		$4,375		$631	14.4%
Professional fees and outside services	1,751		1,325		426	32.2%
Advertising and marketing	570		605		(35)	(5.8%	)
Facilities and insurance	605		467		138	29.6%
Share-based compensation	1,293		1,264		29	2.3%
Depreciation	280		69		211	305.8%
Other	441		221		220	99.5%
Selling, general and administrative	$9,946	30.2%	$8,326	25.8%	$1,620	19.5%

Selling, general and administrative expenses increased primarily due to (i) increased personnel-related expenses in headcount added from the Uplogix acquisition, (ii) higher accounting, audit and legal fees primarily related to compliance with Section 404(b) of the Sarbanes-Oxley Act and (iii) higher depreciation expenses related to property and equipment for our new facilities in California and Minnesota. We also saw higher bad debt expense estimates (included in “Other” above) in the current quarter as compared to the prior year quarter.

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

The following table presents our research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,154		$2,791		$363	13.0%
Facilities	713		664		49	7.4%
Outside services	196		359		(163)	(45.4%	)
Product certifications	296		171		125	73.1%
Share-based compensation	388		268		120	44.8%
Other	320		230		90	39.1%
Research and development	$5,067	15.4%	$4,483	13.9%	$584	13.0%

Research and development expenses increased primarily due to an increase in personnel-related costs driven by the Uplogix acquisition and internal growth of certain engineering teams worldwide. Additionally, we incurred higher product certification costs due to the timing of internal development projects, as well as increased share-based compensation costs related to grants of performance stock units in the current fiscal year.

Results of Operations – Nine Months Ended March 31, 2023 Compared to the Nine Months Ended March 31, 2022

Summary

In the nine months ended March 31, 2023, our net revenue increased by $2,555,000 or 2.7%, compared to the nine months ended March 31, 2022. The increase in net revenue was driven by a 31.4% increase in net revenue in our Software & Services product line, as well as a 3.4% increase in net revenue in our Embedded IoT Solutions product line. We had a net loss of $7,327,000 for the nine months ended March 31, 2023 compared to a net loss of $7,868,000 for the nine months ended March 31, 2022. The decrease in net loss was primarily driven by the increase in revenues during the nine months ended March 31, 2023 as well as the inclusion of a loss on extinguishment of debt of $764,000 in the nine months ended March 31, 2022, partially offset by an increase in operating expenses of $2,281,000 or 4.9% during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$44,818	46.6%	$43,329	46.2%	$1,489	3.4%
IoT System Solutions	43,568	45.3%	44,386	47.4%	(818)	(1.8%	)
Software & Services	7,879	8.1%	5,995	6.4%	1,884	31.4%
	$96,265	100.0%	$93,710	100.0%	$2,555	2.7%

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Americas	$59,713	62.0%	$58,748	62.7%	$965	1.6%
EMEA	16,486	17.1%	15,481	16.5%	1,005	6.5%
APJ	20,066	20.9%	19,481	20.8%	585	3.0%
	$96,265	100.0%	$93,710	100.0%	$2,555	2.7%

Embedded IoT Solutions

Net revenue increased primarily due to organic growth in our compute modules in the APJ and EMEA regions as well as increased sales of our network interface cards, primarily in the Americas region. This increase was partially offset by a decrease in revenues of our wireless communications products and embedded ethernet connectivity products across all regions.

IoT System Solutions

Net revenue decreased primarily due a decrease in our OOB and converter and radio products, partially offset by increases in our gateway and network switch products, all mostly within the Americas.

Software & Services

Net revenue increased primarily due to an increase in our extended warranty services in the Americas region, mostly as a result of the Uplogix acquisition.

Gross Profit

The following table presents our gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$42,466	44.1%	$40,519	43.2%	$1,947	4.8%

Gross margin increased slightly due primarily to our sales mix. As compared to the prior year period, in the current period we experienced increased revenue from our high-margin extended warranty services, mostly from the Uplogix acquisition, as well as increased unit sales of some of our NICs and optics products, which typically carry a higher margin than our other embedded solutions. This effect was partially offset by decreases in our OOB products, which also typically carry a high margin.

Selling, General and Administrative

The following table presents our selling, general and administrative expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$14,706		$14,047		$659	4.7%
Professional fees and outside services	4,825		4,159		666	16.0%
Advertising and marketing	1,618		1,477		141	9.5%
Facilities and insurance	1,960		1,015		945	93.1%
Share-based compensation	4,132		3,568		564	15.8%
Depreciation	694		191		503	263.4%
Other	981		710		271	38.2%
Selling, general and administrative	$28,916	30.0%	$25,167	26.9%	$3,749	14.9%

Selling, general and administrative expenses increased primarily due to (i) increased personnel-related expenses in headcount added from the Uplogix acquisition, (ii) higher accounting, audit and legal fees primarily related to compliance with Section 404(b) of the Sarbanes-Oxley Act, (iii) increased facilities and insurance expenses related to our new Minnesota warehouse location, (iv) increased share-based compensation expenses due to additional grants of performance stock units, (v) higher depreciation related to property and equipment for our new facilities in California and Minnesota and (vi) higher bad debt expenses included in the “Other” category above.

Research and Development

The following table presents our research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$9,382		$8,322		$1,060	12.7%
Facilities	1,985		1,735		250	14.4%
Outside services	570		793		(223)	(28.1%	)
Product certifications	828		546		282	51.6%
Share-based compensation	1,090		745		345	46.3%
Other	822		693		129	18.6%
Research and development	$14,677	15.2%	$12,834	13.7%	$1,843	14.4%

Research and development expenses increased primarily due to an increase in personnel-related costs driven by our acquisition and internal growth of our engineering teams worldwide, as well as increased share-based compensation expenses from grants of performance stock units.

Restructuring, Severance and Related Charges

During the nine months ended March 31, 2023, we incurred charges of approximately $664,000 related to headcount reductions and restructuring of certain non-essential operations.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and synergies related to our acquisitions and general business operations.

Acquisition-Related Costs

During the nine months ended March 31, 2023, we incurred approximately $315,000 of costs primarily in connection with the acquisition of Uplogix. These costs were mainly comprised of banking, legal and other professional fees.

Interest Income (Expense), Net

For the nine months ended March 31, 2023, we incurred net interest expense due to borrowings on our credit facilities. We also earn interest income on our domestic cash balance.

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	March 31,	June 30,
	2023	2022	Change
	(In thousands)
Working capital	$49,937	$54,512	$(4,575)
Cash, cash equivalents, and restricted cash	$12,795	$17,221	$(4,426)

In September 2022 we entered into an amendment to our Senior Credit Facilities (as defined in Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report) which provide for an additional term loan in the original principal amount of $5,000,000 that matures on August 2, 2025. We also borrowed $2,000,000 on our revolving credit facility, which we repaid in February of 2023.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 13, 2023, the FDIC announced that it had transferred all insured and uninsured deposits and substantially all assets of SVB to a newly created, full-service FDIC-operated “bridge bank” called Silicon Valley Bridge Bank, N.A., where depositors would have full access to their money immediately. On March 27, 2023, First Citizens Bank announced that it had entered into an agreement with the FDIC to purchase all of the assets and liabilities of Silicon Valley Bridge Bank, N.A. We have been informed by SVB that the Senior Credit Facilities remain available on the same terms as set forth in the Loan Agreement (as defined in Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report), notwithstanding the closure of SVB, however there can be no assurances that the closure of SVB or any related impacts across the financial services industry will not adversely affect our ability to access any additional term loans that may be available under the Loan Agreement.

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under the Senior Credit Facilities, and cash generated from operations. We believe that these sources will be sufficient to fund our current requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months and beyond. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under the Senior Credit Facilities, and cash generated from operations. We believe that our current cash holdings and net cash flows from operations are sufficient to satisfy our current obligations for the foreseeable future, and, assuming continued access to the undrawn amounts available under our Senior Credit Facilities, these combined sources will be sufficient to fund our material requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months and beyond. We continue to monitor the circumstances surrounding SVB and the availability of potential alternate sources of credit based on market conditions and our ongoing capital requirements. There can be no guarantee that we would be able to obtain any needed alternate financing on acceptable terms, or at all, or that such a financing would not result in a default under the Loan Agreement. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

We define cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents balances at certain financial institutions in excess of amounts insured by the FDIC. There can be no assurance that our deposits in excess of the FDIC limits will be backstopped by the U.S., or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

As of the date of this Report, we have full access to and control of our cash and cash equivalents balance at SVB and our other banking institutions. We continue to monitor the circumstances surrounding SVB and the other third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. In light of the status of SVB, we have considered and may consider in the future moving our bank accounts and cash resources to other financial institutions, which could result in SVB declaring us to be in default under the Loan Agreement. On April 3, 2023, we entered into the Letter Agreement (as defined in Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report) with SVB, which, among other matters, amended the Loan Agreement to reduce the former requirement to hold 85% of our company-wide cash balances at SVB to 50% and provided a waiver of any event of default under the Loan Agreement for any failure to comply with this covenant prior to the date of the Letter Agreement. As of the date of this Report, we are in compliance with all covenants of the Loan Agreement.

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended March 31,
	2023	2022	Change
	(In thousands)
Net cash used in operating activities	$(956)	$(6,066)	$5,110
Net cash used in investing activities	(6,975)	(24,767)	17,792
Net cash provided by financing activities	3,505	43,876	(40,371)

Operating Activities

Cash used in operating activities during the nine months ended March 31, 2023 decreased compared to the prior year period. For the nine months ended March 31, 2023, our net loss included $10,659,000 of non-cash charges, while the changes in operating assets and liabilities used net cash of $4,288,000.

Our net inventories increased by $14,046,000, or 37.3%, from June 30, 2022 to March 31, 2023. Of this increase, $3,590,000 of net inventories were acquired in the Uplogix acquisition. The remainder of the increase resulted primarily from a build-up of critical long-lead time components as we continue to experience lead time and supply constraints, as well as raw materials acquired to fulfill future demand on a new customer supply agreement that we executed in January 2023.

Accounts payable decreased by $5,455,000, or 26.4%, from June 30, 2022 to March 31, 2023, which was slightly offset by the acquisition of $278,000 of accounts payable from the Uplogix acquisition. The reduction is primarily due to the timing of our inventory purchases and related payments to our vendors.

Other current liabilities increased by $16,729,000, or 197.3%, from June 30, 2022 to March 31, 2023. This was mostly driven by increases of approximately (i) $10,900,000 in deposits related to expected future shipments under a customer contract, (ii) $2,100,000 in deferred revenue, mostly acquired in the Uplogix acquisition, and (iii) $1,200,000 in earnout consideration payable related to the Uplogix acquisition.

Investing Activities

Net cash used in investing activities during the nine months ended March 31, 2023 was driven by the acquisition of Uplogix, which used net cash of $4,650,000. We also used $2,325,000 for the purchase of property and equipment, primarily related to building out and furnishing our new lease facilities in California and Minnesota.

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2023 resulted primarily from $7,000,000 in gross proceeds received from our credit facilities with SVB. The increase in cash was partially offset by principal payments on the senior credit facility and repayment of the $2,000,000 balance on the revolving credit facility, as well as tax withholdings paid on behalf of employees for restricted shares.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting with the exception of the modification of certain existing internal controls over financial reporting and implementation of new control activities and business processes resulting from the October 2022 implementation of our new enterprise resource planning (ERP) system.

We believe that the ERP system, implemented in October 2022, and related changes to internal controls and business processes will enhance our internal control over financial reporting while providing us the ability to scale our business. We have taken steps to monitor and maintain appropriate internal control over financial reporting during the second fiscal quarter of fiscal 2023 and will continue to evaluate the operating effectiveness of related key controls in subsequent periods.

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

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC on August 29, 2022.  There have been no material changes to the risks and uncertainties previously disclosed in such Annual Report on Form 10-K, except for those risks marked with an asterisk (*) below.

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

Some of our integrated circuits are only available from a single source and in some cases, are no longer being manufactured. From time to time, integrated circuits, and potentially other components used in our products, will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have been in the past and may in the future be subject to market shortages and substantial price fluctuations, whether due to the COVID-19 pandemic, the war between Ukraine and Russia, recent tensions between China and Taiwan or otherwise. From time to time, we have been unable to meet customer orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components, including semiconductor chips, or technology for our products and instead purchase components on a purchase order basis. If we are unable to purchase components from these suppliers, our product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenue, risk losing customers and risk harm to our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations. For instance, we continue to experience long lead times and delays in shipments of semiconductor chips. As a result, we have sought alternate sources of certain components, which have been at a higher cost. Because semiconductor chips continue to be subject to an ongoing significant shortage, our ability to source components that use semiconductor chips has been adversely affected. These supply interruptions have resulted in increased component delivery lead times and increased costs to obtain components with available semiconductor chips. To the extent this semiconductor chip shortage or other shortages continue, the production of our products may be impacted.

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

We depend upon a relatively small number of distributor and end-user customers for a large portion of our revenue, and a decline in sales to these major customers would materially adversely affect our business, financial condition, and results of operations.*

Historically, we have relied upon a small number of distributors and end-user customers for a significant portion of our net revenue. Additionally, we expect an increased customer concentration from end-users in the near future based on existing customer supply agreements and order backlog. Our customer concentration could fluctuate, depending on future customer requirements, which will depend on market conditions in the industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers could result in a material loss of sales and possible increase in excess inventories which would adversely affect our business, financial condition, and results of operations.

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

Risk Related to Liquidity and Capital Resources

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.*

We regularly maintain domestic cash deposits in FDIC insured banks, which exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to widespread demands for customer withdrawals and liquidity constraints that may result in market-wide liquidity problems. For example, on March 10, 2023, SVB failed and was taken into receivership by the FDIC. At that time, we maintained deposits amounting to approximately 85% of our total cash at SVB. On March 12, 2023, federal regulators announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors, and on March 26, 2023, the assets, deposits and loans of SVB were acquired by First Citizens Bank. While we were able to regain full access to our deposits with SVB and have taken steps to diversify our banking relationships since then, our Loan Agreement with SVB currently requires us to hold 50% of our company-wide cash balances at SVB, and consequently any future failure of that bank could simultaneously prevent access to both a substantial portion of our cash holdings and to our credit line for funds needed to meet our working capital requirements and other financial commitments. Our cash balances are concentrated at a small number of financial institutions. In addition, current macroeconomic conditions have continued to cause turmoil in the banking sector since the failure of SVB. For example, on March 12, 2023, Signature Bank Corp. and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023, the FDIC took control of First Republic Bank and brokered its sale to JPMorgan Chase. Further bank failures, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, including disruptions that may cause delays in our ability to transfer funds, make payments, or withdraw funds whether held with SVB or other banks, could adversely impact our liquidity and financial performance. A failure to timely access our cash on deposit with SVB or other banks could require the scaling back of our operations and production, negatively affect our credit, and prevent us from fulfilling contractual obligations. Moreover, there can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis, and such uninsured deposits may ultimately be lost. In addition, if any of the parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

The terms of our Senior Credit Facilities restrict, among other things, our ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. Further, we are currently and may in the future be required to maintain specified financial ratios, including pursuant to a maximum leverage ratio, a minimum fixed charge coverage ratio or a minimum liquidity test. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to our amended credit agreement and the related loan and security agreement, we have pledged substantially all of our assets to our senior lender, SVB. In addition, the Loan Agreement with SVB currently requires us to hold 50% of our company-wide cash balances at SVB, which may limit our ability to manage our cash holdings effectively and could put a substantial portion of those holdings at risk in the event of a bank failure.

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

Increasing attention on environmental, social and governance matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.*

Increasingly regulators (including the SEC), customers, investors, employees and other stakeholders are focusing on environmental, social and governance (ESG) matters. While we have, or are developing, certain ESG initiatives, there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. Actual or perceived shortcomings with respect to our ESG initiatives and reporting can impact our ability to hire and retain employees, increase our customer base, or attract and retain certain types of investors. In addition, these parties are increasingly focused on specific disclosures and frameworks related to ESG matters. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8-K	3.2	11/15/2012

10.1	Letter Agreement, dated April 3, 2023, by and between Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), Lantronix, Inc., Lantronix Holding Company, Lantronix Technologies Canada (Taiwan) Ltd., Lantronix Canada, ULC, Transition Networks, Inc., and Uplogix, Inc.		8-K	10.1	4/6/2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

+	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: May 10, 2023	By:	/s/ PAUL PICKLE
Paul Pickle
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker Chief Financial Officer
(Principal Financial and Accounting Officer)

