Form 10-K
period 2023-06-30
LANTRONIX INC
filed 2023-09-12
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock as reported by the Nasdaq Capital Market on December 31, 2022, the last trading day of the registrant’s second fiscal quarter, was approximately $116,199,000. The determination of affiliate status for this purpose shall not be a conclusive determination for any other purpose.

As of August 31, 2023, there were 36,911,911 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement on Schedule 14A relating to the registrant's 2023 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LANTRONIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2023

* Not required for a “smaller reporting company.”

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2023, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, expectations regarding the impact of the COVID-19 pandemic or similar outbreaks, and other statements regarding matters that are not historical are forward-looking statements.

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

Overview

Lantronix, Inc. is a global Industrial and Enterprise internet of things (“IoT”) provider of solutions that target high growth applications in specific verticals such as Smart Grid, Intelligent Transportation, Smart Cities, and AI Data Centers. Building on a long history of Networking and video processing competence, target applications include Intelligent Substations infrastructure, Infotainment systems, and Video Surveillance, supplemented with a comprehensive Out of Band Management (“OOB”) products offering for Cloud and Edge Computing.

We organize our portfolio of services into the following product lines: Embedded IoT Modules, IoT Systems Solutions, and Software and Services.

We were incorporated in California in 1989 and reincorporated in Delaware in 2000.

References in this Report to “fiscal 2023” refer to the fiscal year ended June 30, 2023 and references to “fiscal 2022” refer to the fiscal year ended June 30, 2022. In addition, unless the context suggests otherwise, all reference in this Report to the “Company,” “we,” and “us,” refer to Lantronix, Inc. together with its subsidiaries.

Our Strategy

Today, more businesses are seeking to streamline their operations by connecting their Operational Technology (“OT”) Infrastructure equipment to the Internet, manage it remotely, and reduce costs. The growth in the IoT and OOB markets is being driven by the growing importance of data analytics, and the rapidly falling cost of sensors, connectivity, compute, and storage. Designing and deploying these projects is complex, ~~costly~~ and time-consuming. Our products are designed to help companies increase speed and reduce the complexity of their deployments by offering our customers customizable solutions, that address each layer of the IoT Stack, such as Collect, Connect, Compute, Control and Comprehend.

We are executing on a growth strategy that includes continuous innovation supplemented by strategic acquisitions with the intent of increasing our scale and broadening our scope so that we can increase our value proposition to customers. We believe this strategy will allow us to address a larger portion of our customers’ operational needs and engage with them as a strategic partner. This strategy is starting to bear fruits as we continue to strengthen our position in the market and more customers come to us for a wider variety of applications.

Products and Solutions

Embedded IoT Modules

This portfolio of embedded products provides a variety of options including Compute System-on-Module (“SOM”) or System-in-Package (“SIP”) solutions supplemented with wired and wireless network Connectivity products. As the level of silicon integration continues to grow, the compute modules also provide the ability to Collect digital information (Video, Audio or Sensors) and analyze/comprehend the data streams based on specific AI/ML algorithms. The new implementations of SIP devices can process multiple media streams with CV (Computer Vision) technology and the modules can be Controlled remotely via ConsoleFlow™, Lantronix’s Cloud SaaS platform. Our IoT compute products typically are embedded into a customer new product design, enabling advanced application functionality at the edge. These products include application processing that delivers compute to meet customer needs for data transformation, computer vision, machine learning, augmented / virtual reality, audio / video aggregation and distribution, and custom applications at the edge. Many of the products are offered with software tools intended to further accelerate our customers’ time-to-market and increase their value add. Most of our IoT embedded products are pre-certified in a number of countries thereby significantly reducing our original equipment manufacturer (“OEM”) customers’ regulatory certification costs and accelerating their time-to-market.

The following product families are included in our Embedded IoT Solutions product line: Open-Q SOMs and SIPs, XPort®, XPort® Pro, WiPort®, Development Kits, xPico®, xPico® Wi-Fi, NICS, Optical SFPs, PremierWave® EN, and PremierWave® XC.

IoT System Solutions

The IoT Systems Solutions portfolio consists of fully functional standalone systems that provide routing, switching or gateway functionalities as well as Telematics and media conversion. These products include wired and wireless connections that enhance the value and utility of modern electronic systems and equipment by providing secure network connectivity, power for IoT end devices through Power over Ethernet (“PoE”), application hosting, protocol conversion, media conversion, secure access for distributed IoT deployments and many other functions. Most of our IoT System products are pre-certified in a number of countries thereby significantly reducing our original equipment manufacturer (“OEM”) customers’ regulatory certification costs and accelerating their time-to-market.

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

Our smart tracking devices are designed to deliver robust data logging and positional tracking functionality and reliability for supply chain and logistics solutions. Our telematics devices are designed to be flexible in the field and offer a variety of connectivity options to suit the customers’ needs across 3G, 4G, and LTE cellular networks. These power efficient products are designed to support communications across interfaces and industrial protocols for vehicle, fleet, and asset tracking and management. Many of the products are offered with software tools intended to further accelerate our customers’ time-to-market and increase their value add. Most of our IoT Telematics products are pre-certified in a number of countries thereby significantly reducing our OEM customers’ regulatory certification costs and accelerating their time-to-market.

As Edge Computing deployment accelerates, OOB Management allows for full comprehension and control of a remote IT infrastructure, across a range of sensors (e.g., temperature, humidity, light, acceleration, open / close, etc.) providing status and alerting, enabling automation, and remote control of devices, servers, and end stations. OOB is a technique that uses a dedicated management network to access critical infrastructure components and ensure production independent connectivity. Remote Management allows organizations to effectively monitor and control their enterprise IT equipment and facilities (environments), either in or out of band, optimizing their IT support resources.

Our AOOB (“Advanced OOB”) product line includes console management, power management, and IP connected keyboard-video-mouse (commonly referred to as “IPKVM”) products that provide remote access to IT and networking infrastructure deployed in test labs, data centers, branch offices, remote sites, and server rooms.

The following product families are included in IoT System Solutions product line: EDS, EDS-MD, xPress™, xDirect®, E21x, E22x, G52x, X30x, Bolero4x, FOX3-4G, FOX4, SGX™, SLB™, SLC™8000, Spider™, UDS, EMG™, S40 and PoE Switches. In addition, we offer non-PoE Network Switches and Media Converters.

Software and Engineering Services

Our SaaS platform provides single pane of glass management for REM and IoT deployments. Our platform enables customers to easily deploy, monitor, manage, and automate across their global deployments, all from a single platform login, virtually connected as though directly on each device. Our platform eliminates the need to have 24/7 personnel on site and makes it easy to see and drill into an issue quickly, even in large scale deployments.

OEMs and System Integrators (“SI”) can leverage our platform multitenancy functionality for supporting a wide customer base while ensuring customer separation. Over the Air (“OTA”) updates make it easy to ensure the latest security patches, firmware, and configurations are deployed and functional.

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

The following product families are included in our Software & Services product line: Engineering Services, ConsoleFlow™, Control Center and Level Services.

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

Manufacturing

Our manufacturing operations are primarily conducted through five third-party contract manufacturers. We currently utilize Hana Microelectronics, primarily located in Thailand and China, Honortone, primarily located in China, Ruby Tech and Info-Tek in Taiwan, and Tailyn in China as our contract manufacturers for most of our products. In addition, we use Marvell Technology Inc., to manage the manufacture of our large-scale integration chips in Taiwan. We manufacture certain products with final assembly in the U.S. to meet trade compliance requirements.

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

Employees

As of August 18, 2023, we had 370 total employees including 357 full time employees, none of whom is represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and believe we have good relationships with our employees.

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

Information About Our Executive Officers

Executive officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers. The following table presents the names, ages, and positions held by our executive officers as of the date of this Report:

Name	Age	Position
Jeremy R. Whitaker	53	Interim Chief Executive Officer and Chief Financial Officer
Eric Bass	56	Vice President of Engineering
Roger Holliday	64	Vice President of Worldwide Sales

JEREMY R. WHITAKER has served as our interim Chief Executive Officer since June 2023 and our Chief Financial Officer since September 2011. Mr. Whitaker returned to Lantronix after serving as Vice President, Corporate Controller at Mindspeed, a supplier of semiconductor solutions for network infrastructure, from January 2011 to September 2011. Mr. Whitaker previously served as our Vice President of Finance and Accounting from September 2010 to January 2011, where he was responsible for managing all worldwide finance and accounting functions. Mr. Whitaker also served as our Senior Director of Finance and Accounting from February 2006 to September 2010 and our Director of Finance and Accounting from August 2005 to February 2006. Prior to August 2005, Mr. Whitaker held vice president and director level finance and accounting positions with two publicly-traded companies and worked in the assurance practice at Ernst & Young LLP for six years.

ERIC BASS has served as our Vice President of Engineering since January 2023. Prior to joining Lantronix, Mr. Bass held the position of Director of Strategic Programs at Intrinsix Corp., a provider of electronics and custom integrated circuit design engineering solutions and services, from January 2019 to January 2023. Previously, Mr. Bass served in multiple roles at Microsemi Corporation, a provider of semiconductor solutions differentiated by power, security, reliability and performance, from November 2011 to August 2018, culminating with his role as Vice President of Research & Development Voice Circuit and Power-over-Ethernet Divisions from August 2017 to August 2018, and at Zarlink Semiconductor, a provider of mixed-signal chip technologies for a broad range of communications and medical applications, from January 2001 until Zarlink was acquired by Microsemi in November 2011.

ROGER HOLLIDAY joined Lantronix in January 2020 and serves as our Vice President of Worldwide Sales. Prior to joining Lantronix, Mr. Holliday served in various positions at Microsemi Corporation since 1999, serving most recently as Executive Vice President and General Manager from 2013 until Microsemi was acquired by Microchip Technology Inc. in May 2018. Prior to his time at Microsemi, Mr. Holliday served in various product marketing, applications and sales management roles at Linfinity Microelectronics, a manufacturer of standard linear and mixed signal integrated circuits, until Linfinity’s acquisition by Microsemi in 1999.

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

We use contract manufacturers based in Asia to manufacture substantially all of our products. Generally, we do not have guaranteed supply agreements with our contract manufacturers or suppliers. If any of these subcontractors or suppliers were to cease doing business with us, we might not be able to obtain alternative sources in a timely or cost-effective manner. Our reliance on third-party manufacturers, especially in countries outside of the U.S., exposes us to a number of significant risks, including:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

•	lack of guaranteed production capacity or product supply;

•	effects of terrorist attacks or geopolitical conflicts abroad;

•	reliance on these manufacturers to maintain competitive manufacturing technologies;

•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

•	reduced protection for intellectual property rights in some countries;

•	differing labor regulations;

•	disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of these manufacturers;

•	compliance with a wide variety of complex regulatory requirements;

•	fluctuations in currency exchange rates;

•	changes in a country’s or region’s political or economic conditions;

•	greater difficulty in staffing and managing foreign operations; and

•	increased financial accounting and reporting burdens and complexities.

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

The COVID-19 pandemic or another pandemic or similar outbreak has had, and may continue to have, an adverse impact on the economy generally, our business and the businesses of our suppliers, and our results of operations and financial condition. In addition, the COVID-19 pandemic resulted in industry events, trade shows and business travel being suspended, cancelled and/or significantly curtailed. While most industry events, trade shows and business travel have resumed, if these activities are suspended, cancelled and/or significantly curtailed in the future, whether due to surges of COVID-19 or other possible pandemics and similar outbreaks, our sales may continue to be negatively impacted in the future.

In addition, the impact of the COVID-19 pandemic or other possible pandemics subject us to various risks and uncertainties that could materially adversely affect our business, results of operations and financial condition, including the following:

•	significant volatility or decreases in the demand for our products or extended sales cycles;

•	changes in customer behavior and preferences, as customers may experience financial difficulties and/or may delay orders or reduce their spending;

•	adverse impacts on our ability to distribute or deliver our products or services, as well as temporary disruptions, restrictions or closures of the facilities of our suppliers or customers and their contract manufacturers;

•	further disruptions in our contract manufacturers’ ability to manufacture our products, as some contract manufacturers and suppliers of materials used in the production of our products are located in areas more severely impacted by COVID-19, which has limited and could further limit our ability to obtain sufficient materials to produce and manufacture our products; and

•	volatility in the availability of raw materials and components that our contract manufacturers purchase and volatility in raw material and other input costs.

The duration and extent of the COVID-19 pandemic or another pandemic’s effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time. The adverse impact of the COVID-19 pandemic or another pandemic or similar outbreak on our business, results of operations and financial condition have been and could continue to be material.

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

We depend upon a relatively small number of distributor and end-user customers for a large portion of our revenue, and a decline in sales to these major customers would materially adversely affect our business, financial condition, and results of operations.

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

We depend on the resale of products through distributor accounts for a substantial majority of our worldwide net revenue. In addition, sales through our top five distributors accounted for approximately 35% of our net revenue in fiscal 2023. A significant reduction of effort by one or more distributors to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

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

In addition, our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, cybersecurity breaches, IT systems failure, terrorist attacks and other events beyond our control, including the effects of climate change. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults and, therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance for direct earthquake-related losses. If a business interruption occurs, whether due to a natural disaster or otherwise, our business could be materially and adversely affected.

Risk Related to Liquidity and Capital Resources

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We regularly maintain domestic cash deposits in the Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to widespread demands for customer withdrawals and liquidity constraints that may result in market-wide liquidity problems. For example, on March 10, 2023, SVB failed and was taken into receivership by the FDIC. At that time, we maintained deposits amounting to approximately 85% of our total cash at SVB. On March 12, 2023, federal regulators announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors, and on March 26, 2023, the assets, deposits and loans of SVB were acquired by First Citizens Bank. While we were able to regain full access to our deposits with SVB and have taken steps to diversify our banking relationships since then, our Loan Agreement with SVB currently requires us to hold 50% of our company-wide cash balances at SVB, and consequently any future failure of that bank could simultaneously prevent access to both a substantial portion of our cash holdings and to our credit line for funds needed to meet our working capital requirements and other financial commitments. Our cash balances are concentrated at a small number of financial institutions. In addition, current macroeconomic conditions have continued to cause turmoil in the banking sector since the failure of SVB. For example, on March 12, 2023, Signature Bank Corp. and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023, the FDIC took control of First Republic Bank and brokered its sale to JPMorgan Chase. Further bank failures, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, including disruptions that may cause delays in our ability to transfer funds, make payments, or withdraw funds whether held with SVB or other banks, could adversely impact our liquidity and financial performance. A failure to timely access our cash on deposit with SVB or other banks could require the scaling back of our operations and production, negatively affect our credit, and prevent us from fulfilling contractual obligations. Moreover, there can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis, and such uninsured deposits may ultimately be lost. In addition, if any of the parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

To remain competitive, we must continue to make significant investments to operate our business and develop our products. Our future capital requirements will depend on many factors, including the timing and amount of our net revenue, research and development expenditures, expenses associated with any strategic partnerships or acquisitions and infrastructure investments, and expenses related to litigation, each of which could negatively affect our ability to generate additional cash from operations. If cash generated from operations is insufficient to satisfy our working capital requirements, we may need to raise additional capital. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including, but not limited to:

•	to fund working capital requirements;

•	to update, enhance or expand the range of products we offer;

•	to refinance existing indebtedness;

•	to increase our sales and marketing activities;

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities; or

•	to acquire additional businesses

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

We are exposed to market risk primarily related to foreign currencies and interest rates. In particular, we are exposed to changes in the value of the U.S. dollar versus the local currency in which our products are sold and our services are purchased, including devaluation and revaluation of local currencies. Accordingly, fluctuations in foreign currency rates could adversely affect our revenues and operating results.

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

Increasingly regulators (including the SEC), customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters. While we have, or are developing, certain ESG initiatives, there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. Actual or perceived shortcomings with respect to our ESG initiatives and reporting can impact our ability to hire and retain employees, increase our customer base, or attract and retain certain types of investors. In addition, these parties are increasingly focused on specific disclosures and frameworks related to ESG matters. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information.

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

General Risk Factors

Rising interest rates may negatively impact our results of operations and financing costs.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. In an effort to combat inflation, a number of central banks around the world, including the U.S., have raised interest rates and are expected to keep increasing interest rates. Increased interest rates may hinder the economic growth in markets where we do business, and has and may continue to have negative impacts on the global economy. Rising interest rates may lead customers to decrease or delay spending on products and projects, including on products that we sell, which may have a material adverse effect on our business, financial condition and results of operations. In addition, higher interest rates impact the amount of interest we pay for our debt obligations and leases and continue and sustained increases in interest rates could negatively impact our financing costs or cash flow.

Risks generally associated with a company-wide implementation of an enterprise resource planning (ERP) system may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.

In October 2022 we implemented a company-wide ERP system to upgrade certain existing business, operational, and financial processes, and continue to refine the system on an ongoing basis. Our ERP implementation is a complex and time-consuming project. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP system could result in higher costs than we had anticipated and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition. In addition, because the ERP is a new system that we have limited prior experience with, there is an increased risk that one or more of our financial controls may fail. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we determine that we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We identified a material weakness in our internal control related to ineffective information technology general controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during the fourth quarter of fiscal 2023, management identified a material weakness related to the design and implementation of information technology general controls related to the Company’s information systems that are relevant to the preparation of consolidated financial statements. Specifically, we did not design and maintain user access controls to adequately restrict user access to the financial application and data to appropriate Company personnel. As a result, management concluded that our internal control over financial reporting was not effective as of June 30, 2023. We are implementing remedial measures and, while there can be no assurance that our efforts will be successful, we plan to remediate the material weakness prior to the end of fiscal 2024. These measures will result in additional technology and other expenses. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table presents details regarding our leased facilities:

Locations	Primary Use	Approximate Square Footage
Irvine, California, U.S.A.	Corporate headquarters; sales and marketing, research and development, operations and administration	14,000
Plymouth, Minnesota, U.S.A.	Operations and warehousing, engineering, sales and marketing	66,000
Vancouver, British Columbia, Canada	Engineering	8,500
Hyderabad, India	Engineering	18,000
Illmenau, Germany	Engineering, sales and marketing	7,500
Taiwan	Engineering, sales and marketing	5,500

We believe our existing facilities are adequate to meet our needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “LTRX.” The number of holders of record of our common stock as of August 31, 2023 was approximately 28.

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

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2023.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes thereto included in Part II, Item 8 of this Report. This discussion and analysis contains forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“Report”). Please also see “Cautionary Note Regarding Forward Looking Statements” at the beginning of this Report.

Overview

Lantronix, Inc. is a global Industrial and Enterprise internet of things (“IoT”) provider of solutions that target high growth applications in specific verticals such as Smart Grid, Intelligent Transportation, Smart Cities, and AI Data Centers. Building on a long history of Networking and video processing competence, target applications include Intelligent Substations infrastructure, Infotainment systems, and Video Surveillance, supplemented with a comprehensive Out of Band Management (“OOB”) products offering for Cloud and Edge Computing.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan (“APJ”).

References to “fiscal 2023” refer to the fiscal year ended June 30, 2023 and references to “fiscal 2022” refer to the fiscal year ended June 30, 2022.

Products and Solutions

To more closely align the categorization of our product lines with how we position them in the marketplace, we have re-organized our products and solutions. We now organize our products and solutions into three product lines: Embedded IoT Solutions, IoT System Solutions, and Software & Services. Until this recent change, we had organized our products and solutions into three different product lines: IoT, remote environment management (“REM”) and Other. Going forward, we do not plan to disclose our net revenue by the old categorizations. Refer to “Products and Solutions” included in Part I, Item 1 of this Report, which is incorporated herein by reference, for further discussion.

Recent Developments

TN Companies Acquisition

On August 2, 2021 we acquired the Transition Networks and Net2Edge businesses (the “TN Companies”) from Communication Systems, Inc. (“CSI”) for an aggregate purchase price of approximately $30,651,000, which included earnout payments of up to $7,000,000 depending on the achievement of certain revenue targets for the TN Companies. The TN Companies provide us with complementary IoT connectivity products and capabilities, including switching, Power over Ethernet (“PoE”) and media conversion and adapter products. In connection with the closing of the acquisition, we entered into new loan agreements with Silicon Valley Bank (“SVB”) which included (i) a new term loan of $17,500,000 with an available revolving credit facility of up to $2,500,000 and (ii) a second term loan of $12,000,000. In January 2022, we repaid the $12,000,000 second term loan.

Uplogix Acquisition

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

Refer to Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which is incorporated herein by reference, for additional discussions regarding these acquisitions.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, sales returns and allowances, inventory valuation, restructuring charges, valuation of deferred income taxes, valuation of goodwill and long-lived and intangible assets, share-based compensation, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

Restructuring Charges

We recognize costs and related liabilities for restructuring activities when they are incurred. Our restructuring charges are primarily comprised of employee separation costs, asset impairments and contract exit costs. Employee separation costs include one-time termination benefits that are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits are probable and reasonably estimable. Contract exit costs include contract termination fees and right-of-use asset impairments recognized on the date that we have vacated the premises or ceased use of the leased facilities. A liability for contract termination fees is recognized in the period in which we terminate the contract. Restructuring accruals are based upon management estimates at the time they are recorded and can change depending upon changes in facts and circumstances subsequent to the date the original liability is recorded. If actual results differ, or if management determines revised estimates are necessary, we may record additional liabilities or reverse a portion or existing liabilities.

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

During the fourth quarter of fiscal 2023, we made a qualitative assessment of whether goodwill impairment existed. Since our assessment of the qualitative factors did not result in a determination that it was more likely than not that the fair value of our single reporting unit is less than its carrying value, we were not required to perform the quantitative goodwill impairment test.

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

The fair value of our common stock options and ESPP common stock purchase rights is generally estimated on the grant date using the Black-Scholes-Merton (“BSM”) valuation model. The determination of the fair value of share-based awards utilizing the BSM model is affected by our stock price and various assumptions, including the expected term, expected volatility, risk-free interest rate and expected dividend yields. The expected term of stock options granted is based on our recent historical exercise data. The expected volatility is based on the historical volatility of our stock price. The risk-free interest rate assumption is based on the U.S. Treasury interest rates appropriate for the expected term of our stock options and common stock purchase rights.

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

Results of Operations - Fiscal Years Ended June 30, 2023 and 2022

Summary

For fiscal 2023, our net revenue increased by $1,534,000, or 1.2%, compared to fiscal 2022. The increase in net revenue was driven by a 3.0% increase in net revenue in our Embedded IoT Solutions product line, as well as an increase of 13.5% in net revenues in our Software & Services product line partially offset by a decrease of 2.6% in net revenues in our IoT System Solutions product line. We had a net loss of $8,980,000 for fiscal 2023 compared to a net loss of $5,362,000 for fiscal 2022. The increase in net loss was driven primarily by increased headcount costs related to the Uplogix acquisition as both selling, general and administrative and research and development expenses as a percent of net revenue were higher in fiscal 2023 than fiscal 2022. Additionally, in fiscal 2022 we recorded a tax benefit resulting from a U.S. deferred tax liability in the TN Companies acquisition purchase accounting related to non-tax-deductible intangible assets.

Net Revenue

The following tables present our net revenue by product lines and by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$63,636	48.5%	$61,773	47.6%	$1,863	3.0%
IoT System Solutions	57,496	43.8%	59,019	45.5%	(1,523)	(2.6%	)
Software & Services	10,057	7.7%	8,863	6.9%	1,194	13.5%
	$131,189	100.0%	$129,655	100.0%	$1,534	1.2%

	Years Ended June 30,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Americas	$78,557	59.9%	$77,799	60.0%	$758	1.0%
EMEA	23,286	17.7%	22,542	17.4%	744	3.3%
APJ	29,346	22.4%	29,314	22.6%	32	0.1%
	$131,189	100.0%	$129,655	100.0%	$1,534	1.2%

Embedded IoT Solutions

Net revenue increased in fiscal 2023 compared to fiscal 2022 primarily due to organic growth in our compute modules in the APJ and EMEA regions as well as increased sales of our network interface cards, primarily in the Americas region. This increase was partially offset by a decrease in revenues from our wireless communications products and embedded ethernet connectivity products across all regions.

IoT System Solutions

Net revenue decreased primarily due a decrease in our out of band (“OOB”) and converter and radio products, partially offset by increases in our gateway and network switch products, all mostly within the Americas.

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

The following table presents our gross profit:

	Years Ended June 30,
		% of Net		% of Net
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$56,264	42.9%	$55,586	42.9%	$678	1.2%

Gross profit as a percentage of revenue (“gross margin") in fiscal 2023 remained consistent with fiscal 2022. As compared to the prior year period, in the current period we experienced increased revenue from our high-margin extended warranty services, mostly from the Uplogix acquisition, as well as increased unit sales of some of our NICs and optics products, which typically carry a higher margin than our other embedded solutions. This was offset by decreased unit sales in our OOB products, which also typically carry a high margin, as well as lower margins on our engineering services revenue during fiscal 2023.

Selling, General and Administrative

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, advertising and marketing expenses and professional legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$19,453		$19,368		$85	0.4%
Professional fees and outside services	6,064		5,833		231	4.0%
Advertising and marketing	2,136		1,893		243	12.8%
Facilities and insurance	2,538		1,476		1,062	72.0%
Share-based compensation	4,546		4,862		(316)	(6.5%	)
Depreciation	1,022		288		734	254.9%
Other	1,189		809		380	47.0%
Selling, general and administrative	$36,948	28.2%	$34,529	26.6%	$2,419	7.0%

Selling, general and administrative expenses increased in fiscal 2023 when compared to fiscal 2022 primarily due to (i) increased personnel-related expenses in headcount added from the Uplogix acquisition, (ii) higher accounting, audit and legal fees primarily related to compliance with Section 404(b) of the Sarbanes-Oxley Act, (iii) higher facilities and insurance expenses related to our new Minnesota warehouse location, (iv) higher advertising and marketing costs related to increased trade show activity, (v) higher depreciation related to property and equipment for our new facilities in California and Minnesota and (vi) higher bad debt expenses included in the “Other” category above.

Research and Development

Research and development expenses consisted of personnel-related expenses, share-based compensation, and expenditures to third-party vendors for research and development activities and product certification costs. Our costs from period-to-period related to outside services and product certifications vary depending on our level and timing of development activities.

The following table presents our research and development expenses:

	Years Ended June 30,
		% of Net		% of Net
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$12,535		$11,408		$1,127	9.9%
Facilities	2,664		2,351		313	13.3%
Outside services	773		1,158		(385)	(33.2%	)
Product certifications	1,067		817		250	30.6%
Share-based compensation	1,504		1,015		489	48.2%
Other	1,082		938		144	15.4%
Research and development	$19,625	15.0%	$17,687	13.6%	$1,938	11.0%

Research and development expenses increased in fiscal 2023 when compared to fiscal 2022 primarily due to an increase in personnel-related costs driven by the acquisition of Uplogix and internal growth of our engineering teams worldwide. We also experienced increased share-based compensation expenses from certain grants of performance stock units.

Restructuring, Severance and Related Charges

During fiscal 2023 and 2022, we incurred charges of approximately $693,000 and $795,000, respectively, primarily related to headcount reductions in connection with synergy capture and the elimination of redundant roles from the acquisitions of Uplogix and the TN Companies.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and synergies related to our acquisitions and general business operations.

Acquisition-Related Costs

During fiscal 2023 we incurred approximately $315,000 of costs primarily in connection with the acquisition of Uplogix. These costs were mainly comprised of legal and other professional fees.

In fiscal 2022 we incurred approximately $889,000 of acquisition-related costs, mostly comprised of banking and legal fees related to the acquisition of the TN Companies and our exploration of other acquisition targets.

Amortization of Purchased Intangible Assets

We acquired certain intangible assets through our recent acquisitions, which we recorded at fair-value as of the acquisition dates. These assets are generally amortized on a straight-line basis over their estimated useful lives and resulted in charges of $5,804,000 and $5,590,000 during fiscal 2023 and 2022, respectively.

Interest Income (Expense), Net

For fiscal 2023 and 2022, we incurred net interest expense from interest incurred on borrowings on our Credit Facilities. We also earn interest on our domestic cash balances.

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

Provision for Income Taxes

The following table presents our provision for income taxes:

	Years Ended June 30,
		% of Net		% of Net
	2023	Revenue	2022	Revenue		$	%
	(In thousands, except percentages)
Provision (benefit) for income taxes	$748	0.6%	$(1,832)	(1.4%	)	$2,580	(140.8%	)

The following table presents our effective tax rate based upon our provision for income taxes:

	Years Ended June 30,
	2023		2022
Effective tax rate	(9.1%	)	25.5%

We utilize the liability method of accounting for income taxes. The differences between our effective tax rate and the federal statutory rate in fiscal 2023 and fiscal 2022 were also impacted by the effect of our domestic losses recorded without a tax benefit, as well as the effect of certain state and foreign earnings taxed at rates differing from the federal statutory rate.

In fiscal 2022 we recorded a tax benefit resulting from a U.S. deferred tax liability in the TN Companies acquisition purchase accounting related to non-tax-deductible intangible assets recognized in our consolidated financial statements. The acquired deferred tax liabilities are a source of income to support recognition of our existing deferred tax assets.

We record net deferred tax assets to the extent we believe these assets are more likely than not to be realized. Aside from a net deferred tax liability of $146,000 that we recorded as of June 30, 2023, as a result of our cumulative losses and uncertainty of generating future taxable income, we provided a full valuation allowance against our net deferred tax assets at June 30, 2023 and 2022. Refer to Note 8 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report, for additional information.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of our NOL carryforwards and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods. Due to the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities. The following table presents our NOL carryforwards:

June 30, 2023
(In thousands)
Federal	$43,320
State	$22,589

Our federal NOL carryforwards generated for tax years beginning before July 1, 2018 began to expire in the fiscal year ended June 30, 2021. Pursuant to the 2017 Tax Cuts and Jobs Act (the “2017 Act”), we also have federal NOL carryforwards of $6,788,000 that will not expire but can only be used to offset 80% of future taxable income. For state income tax purposes, our NOL carryforwards began to expire in the fiscal year ended June 30, 2013.

Liquidity and Capital Resources

Liquidity

The following table presents our working capital and cash and cash equivalents:

	June 30,
	2023	2022	Change
		(In thousands)
Working capital	$50,163	$54,512	$(4,349)
Cash and cash equivalents	$13,452	$17,221	$(3,769)

In September 2022 we entered into an amendment to our Senior Credit Facilities (as defined in Note 5 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report) which provide for an additional term loan in the original principal amount of $5,000,000 that matures on August 2, 2025. We also borrowed $2,000,000 on our revolving credit facility, which we repaid in February of 2023.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 13, 2023, the FDIC announced that it had transferred all insured and uninsured deposits and substantially all assets of SVB to a newly created, full-service FDIC-operated “bridge bank” called Silicon Valley Bridge Bank, N.A., where depositors would have full access to their money immediately. On March 27, 2023, First Citizens Bank announced that it had entered into an agreement with the FDIC to purchase all of the assets and liabilities of Silicon Valley Bridge Bank, N.A. We were informed by SVB that the Senior Credit Facilities remain available on the same terms as set forth in the Loan Agreement (as defined in Note 5 to Consolidated Financial Statements included in Part II, Item 8 of this Report), notwithstanding the closure of SVB, however there can be no assurances that the closure of SVB or any related impacts across the financial services industry will not adversely affect our ability to access any additional term loans that may be available under the Loan Agreement.

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under the Senior Credit Facilities, and cash generated from operations. We believe that our current cash holdings and net cash flows from operations are sufficient to satisfy our current obligations for the foreseeable future, and, assuming continued access to the undrawn amounts available under our Senior Credit Facilities, these combined sources will be sufficient to fund our material requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months and beyond. We continue to monitor the availability of potential alternate sources of credit based on market conditions and our ongoing capital requirements. There can be no guarantee that we would be able to obtain any needed alternate financing on acceptable terms, or at all, or that such a financing would not result in a default under the Loan Agreement. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

Beginning in Fiscal 2023, the 2017 Act requires that for tax purposes we capitalize certain research and development expenses and amortize domestic expenses over five years and foreign expenses over 15 years. We expect this requirement will increase our taxable income in certain state jurisdictions for which our ability to utilize NOL carryforwards to offset income taxes will be limited.

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

As of the date of this Report, we have full access to and control of our cash and cash equivalents balance at SVB and our other banking institutions. We continue to monitor the circumstances surrounding SVB and the other third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. In light of the status of SVB, we have considered and may consider in the future moving our bank accounts and cash resources to other financial institutions, which could result in SVB declaring us to be in default under the Loan Agreement. In April 2023, we entered into the Letter Agreement (as defined in Note 5 to Consolidated Financial Statements included in Part II, Item 8 of this Report) with SVB, which, among other matters, amended the Loan Agreement to reduce the former requirement to hold 85% of our company-wide cash balances at SVB to 50% and provided a waiver of any event of default under the Loan Agreement for any failure to comply with this covenant prior to the date of the Letter Agreement. As of the date of this Report, we are in compliance with all covenants of the Loan Agreement.

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

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,		(Decrease)
	2023	2022	Increase
	(In thousands)
Net cash provided by (used in) operating activities	$237	$(9,416)	$9,653
Net cash used in investing activities	(7,323)	(25,747)	(18,424)
Net cash provided by financing activities	3,317	42,645	(39,328)

Operating Activities

Our operations provided cash during fiscal 2023 compared to using cash in fiscal 2022. For fiscal 2023, our net loss included $13,644,000 of non-cash charges, and the changes in operating assets and liabilities used cash of $4,427,000.

Our net inventories increased by $12,057,000, or 32.0%, from June 30, 2022 to June 30, 2023. The increase was primarily related to the purchase of components for a supply arrangement that we entered into with a customer in January 2023 for which we received a deposit of $15,500,000 from said customer to reimburse us for the cost of the component purchases. In addition, we assumed $3,590,000 of net inventories in the Uplogix acquisition.

Accounts payable decreased by $8,243,000, or 39.9%, from June 30, 2022 to June 30, 2023, which was slightly offset by the acquisition of $278,000 of accounts payable from the Uplogix acquisition. The reduction is primarily due to the timing of our inventory purchases and related payments to our vendors during the current fiscal year.

Other current liabilities increased by $20,336,000, or 239.9%, from June 30, 2022 to June 30, 2023. This was mostly driven by increases of approximately (i) $15,500,000 in deposits related to expected future shipments under a customer contract, (ii) $1,524,000 in deferred revenue, mostly acquired in the Uplogix acquisition, and (iii) $1,271,000 in earnout consideration payable related to the Uplogix acquisition.

Investing Activities

Net cash used in investing activities during fiscal 2023 was driven by the acquisition of Uplogix, which used net cash of $4,650,000. We also used $2,673,000 for the purchase of property and equipment, primarily related to building out and furnishing our new lease facilities in California and Minnesota.

Financing Activities

Net cash provided by financing activities during fiscal 2023 resulted primarily from $7,000,000 in gross proceeds received from our credit facilities with SVB. The increase in cash was partially offset by principal payments on the senior credit facility and repayment of the $2,000,000 balance on the revolving credit facility, as well as tax withholdings paid on behalf of employees for restricted shares.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that this information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses identified and described below.

In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our interim and annual Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Accordingly, management believes that the Consolidated Financial Statements included in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on the Consolidated Financial Statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We excluded Uplogix, Inc. from our assessment of internal control over financial reporting as of June 30, 2023 because it was acquired in a business purchase acquisition during the fiscal year ended June 30, 2023. The total revenue excluded represented approximately 4% of our consolidated fiscal 2023 net revenue. Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2023 due to material weakness in our control environment whereby the Company did not maintain adequate information technology (“IT”) general controls related to user access to the Company’s information systems that are relevant to the preparation of financial statements to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data. Notwithstanding that we did not identify any material misstatements to the consolidated financial statements and there were no changes to previously released financial results as a result of the material weakness, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. As a result, management believes that, as of June 30, 2023, our internal control over financial reporting was not effective.

Baker Tilly US, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has provided an attestation report on Lantronix’s internal control over financial reporting. As a result of the material weaknesses described below, such report includes an adverse audit report on the effectiveness of internal control over financial reporting as of June 30, 2023.

Material Weakness in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal control over financial reporting as described above, management has identified a deficiency constituting a material weakness related to the design and implementation of information technology general controls related to the Company’s information systems that are relevant to the preparation of consolidated financial statements. Specifically, we did not design and maintain user access controls to adequately restrict user access to the financial application and data to appropriate Company personnel.

Notwithstanding we did not identify any material misstatements to the consolidated financial statements and there were no changes to previously released financial results as a result of this material weakness, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

Remediation Efforts to Address the Material Weaknesses Existing in the Current Period

Management has initiated a remediation plan to enhance the design of information technology general controls related to user access by implementing controls over user access including monitoring controls and enforcing proper segregation of duties within IT environments based on roles and responsibilities. The material weakness will not be considered remediated until the controls have operated effectively, as evidenced through testing, for a sufficient number of instances.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On September 11, 2023, Heidi Nguyen and Paul Folino notified the Company of their decision not to stand for re-election at the Company’s 2023 annual meeting of stockholders (the “Annual Meeting”). Their decision was not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Company has selected Bernhard Bruscha as a nominee for election by stockholders at the Annual Meeting, and the size of the board of directors has been reduced to five members, effective as of the Annual Meeting.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Portions of our definitive Proxy Statement on Schedule 14A relating to our 2023 annual meeting of stockholders (“Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report, as indicated below.

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

1.  Consolidated Financial Statements

The following consolidated financial statements and related Report of Independent Registered Public Accounting Firm are filed as part of this Report.

2.  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	8/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8–K	3.2	11/15/2012

4.1	Description of Lantronix Common Stock		10-K	4.1	9/11/2019

10.1*	Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.2	11/08/2010

10.2*	Form of Stock Option Agreement under the Lantronix, Inc. 2010 Inducement Equity Incentive Plan		10–Q	10.3	11/08/2010

10.3*	Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan, as Amended on November 14, 2017		8-K	99.1	11/15/2017

10.4*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.3	5/09/2013

10.5*	Form of Restricted Stock Award Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.4	5/09/2013

10.6*	Lantronix, Inc. 2020 Performance Incentive Plan, as amended and restated	8-K	10.1	11/09/2022

10.7*	Form of Director Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan	10-K	10.7	8/27/2021

10.8*	Form of Restricted Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan	10-K	10.8	8/27/2021

10.9*	Form of Director Restricted Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan	10-K	10.9	8/27/2021

10.10*	Form of Nonqualified Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan	10-K	10.10	8/27/2021

10.11*	Form of Incentive Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan	10-K	10.11	8/27/2021

10.12*	Form of Performance Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan	10-K	10.12	8/27/2021

10.13*+	Form of Performance Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan (2022 Grants)	10-K	10.13	8/29/2022

10.14*	Letter Agreement dated September 8, 2011 between Lantronix, Inc. and Jeremy Whitaker	8–K	10.1	9/26/2011

10.15*	Amendment to Offer Letter between Lantronix, Inc. and Jeremy Whitaker, dated as of November 13, 2012	8-K	99.2	11/15/2012

10.16*	Form of Indemnification Agreement entered into between Lantronix, Inc. with its directors and certain of its executive officers	8-K	10.2	6/20/2016

10.17*	Summary of Lantronix, Inc. Annual Bonus Program	8-K	99.1	9/08/2015

10.18*	Form of Executive Officer Retention Letter Agreement	8-K	10.1	7/05/2023

10.19*+	Change in Control Agreement between Lantronix, Inc. and Jeremy Whitaker, dated December 2, 2021	10-K	10.19	8/29/2022

10.20*	Lantronix, Inc. 2013 Employee Stock Purchase Plan, as amended and restated	8-K	10.2	11/9/2022

10.21*	Offer Letter dated March 23, 2019 between Lantronix, Inc. and Paul H. Pickle	8-K	99.1	3/27/2019

10.22*	Inducement Stock Option Agreement, dated April 22, 2019, between Lantronix, Inc. and Paul H. Pickle	S–8	4.1	4/26/2019

10.23*	Inducement Restricted Stock Unit Agreement, effective as of May 1, 2019, between Lantronix, Inc. and Paul H. Pickle	S–8	4.2	4/26/2019

10.24*	Offer Letter dated January 4, 2020, between Lantronix, Inc. and Roger Holliday	10-K	10.22	9/11/2020

10.25*	Form of Inducement Stock Option Agreement	S-8	4.1	9/04/2020

10.26*	Form of Inducement Restricted Stock Unit Agreement	S-8	4.2	9/04/2020

10.27*	Intrinsyc Technologies Corporation Amended and Restated Incentive Stock Option Plan	10-Q	10.1	5/15/2020

10.28*	Intrinsyc Technologies Corporation Restricted Share Unit Plan	10-Q	10.2	5/15/2020

10.29	Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated August 2, 2021, by and between Lantronix, Inc., Lantronix Holding Company, Lantronix Canada ULC and Lantronix Technologies Canada (Taiwan) Ltd. and Transition Networks, Inc.	8-K	10.1	8/02/2021

10.30	Mezzanine Loan and Security Agreement, dated August 2, 2021, by and between Lantronix, Inc. and SVB Innovation Credit Fund VIII, L.P.	8-K	10.2	8/02/2021

10.31	2020 Non-Employee Director Compensation Policy	10-Q	10.1	11/12/2021

10.32*+	Non-Employee Director Compensation Policy, as revised August 8, 2022 to be effective November 8, 2022	10-K	10.32	8/29/2022

10.33	Warrant to Purchase Common Stock issued to SVB Innovation Credit Fund VIII, L.P.	10-Q	10.2	11/12/2021

10.34+	Warrant to Purchase Common Stock issued to Innovation Credit Fund VIII-A, L.P.	10-K	10.34	8/29/2022

10.35	Lease dated November 5, 2021 between Lantronix, Inc. and Discovery Business Center LLC	8-K	10.1	11/8/2021

10.36	Lease dated January 20, 2022 between Lantronix, Inc. and Jet 55 Property Owner LLC	8-K	10.1	1/26/2022

10.37	First Amendment to Third and Restated Loan Security Agreement dated February 15, 2022, among Lantronix, Inc., Lantronix Holding Company, Lantronix Canada, ULC and Lantronix Technologies Canada (Taiwan) Ltd. and Transition Networks, Inc.	10-Q	10.3	2/11/2022

10.38	Second Amendment to Third and Restated Loan Security Agreement dated February 15, 2022, among Lantronix, Inc., Lantronix Holding Company, Lantronix Canada, ULC and Lantronix Technologies Canada (Taiwan) Ltd. and Transition Networks, Inc.	8-K	10.1	2/16/2022

10.39	Third Amendment to Third Amended and Restated Loan and Security Agreement dated September 7, 2022 among Lantronix, Inc., Lantronix Holding Company, Lantronix Canada ULC and Lantronix Canada (Taiwan) Ltd., Transition Networks, Inc. and Silicon Valley Bank	8-K	10.1	9/12/2022

10.40*	Offer Letter dated July 30, 2018 between Lantronix, Inc. and Fathi Hakam		10-Q	10.2	11/9/2022

10.41*	Change in Control Agreement between Lantronix, Inc. and Fathi Hakam dated April 25, 2021		10-Q	10.3	11/9/2022

10.42*	Offer Letter dated December 12, 2022 and countersigned January 24, 2023 between Lantronix, Inc. and Eric Bass	X

10.43	Letter Agreement dated April 3, 2023, by and between Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bank, N.A. (as successor to Silicon Valley Bank), Lantronix, Inc., Lantronix Holding Company, Lantronix Technologies Canada (Taiwan) Ltd., Lantronix Canada ULC, Transition Networks, Inc. and Uplogix, Inc.		8-K	10.1	4/6/2023

21.1+	Subsidiaries of Lantronix, Inc.	X

23.1+	Consent of Independent Registered Public Accounting Firm, Baker Tilly US, LLP	X

24.1+	Power of Attorney (included on the signature page)	X

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1++	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

__________

*	Indicates management contract or compensatory plan, contract or arrangement.
+	Filed herewith
++	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTRONIX, INC.

	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker
Interim Chief Executive Officer and Chief Financial Officer
Date: September 12, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Jeremy Whitaker, acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEREMY WHITAKER	Interim Chief Executive Officer and Chief Financial Officer	September 12, 2023
Jeremy Whitaker	(Principal Executive, Financial and Accounting Officer)

/s/ PAUL FOLINO	Chairman of the Board	September 12, 2023
Paul Folino

/s/ PHILIP BRACE	Director	September 12, 2023
Philip Brace

/s/ JASON COHENOUR	Director	September 12, 2023
Jason Cohenour /s/ PHU HOANG	Director	September 12, 2023
Phu Hoang

/s/ HEIDI NGUYEN	Director	September 12, 2023
Heidi Nguyen

/s/ HOSHI PRINTER	Director	September 12, 2023
Hoshi Printer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lantronix, Inc.:

Irvine, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. and its subsidiaries (the Company) as of June 30, 2023 and 2022, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weakness described below on the achievement of the objective of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2023, based on the COSO criteria.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness associated with ineffective information technology general controls (ITGCs) in the areas of user access controls over the information technology (IT) systems that supports the Company’s financial reporting processes. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted to the extent that they rely upon information from the affected IT systems.

The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A of this Annual Report on Form 10-K. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

INVENTORIES – EXCESS AND OBSOLETE RESERVE

Critical Audit Matter Description

As described in Note 1 and 4 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value and the Company’s consolidated inventories balance was approximately $49.7 million at June 30, 2023, net of reserves. The Company provides for reserves for excess and obsolete inventories primarily based upon estimates of future demand of products, the age of the inventory, and considering contractual supplier protection provisions and distributor stock rotation privileges.

We identified the auditing of management’s lower of cost or net realizable value determination for excess or obsolete inventories as a critical audit matter. The procedures to audit management’s lower of cost or net realizable value determination for excess or obsolete inventories was especially challenging and highly judgmental because of (i) Inherent estimation uncertainty relating to assumptions used by management in the inventory reserve model which involved a high degree of subjectivity. (ii) the uncertainties in determining demand for aging inventory and (iii) future market conditions.

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

VALUATION OF INTANGIBLE ASSETS IN ACQUISITION OF UPLOGIX, INC.

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, on September 12, 2022, the Company acquired Uplogix, Inc. The transaction was accounted for as business combination and the assets acquired and liabilities assumed have been recorded based on the final assessment of fair value. The acquired intangible assets included approximately $1.0 million in customer relationships and approximately $0.6 million in acquired technology. The significant assumptions used to estimate the fair value of these intangible assets included revenue growth rates, customer attrition rates and discount rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

We identified auditing of management’s valuation of intangible assets in the acquisition of Uplogix, Inc. as a critical audit matter. The procedures used to audit the valuation of the acquired technology and customer relationship assets acquired include (i) a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of intangible assets acquired due to the significant amount of judgment by management when developing the estimate; (ii) significant audit effort in evaluating the significant assumptions relating to the estimate, such as revenue growth rates, the customer attrition rate, and discount rates; and (iii) the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

▪	Obtaining an understanding and evaluating the design and implementation of the Company's controls over its estimation process supporting the recognition and measurement of the customer and technology intangible assets, including controls over management’s evaluation of the methodology and underlying assumptions used in determining the fair value.
▪	Evaluating the Company's selection of the valuation methodology and testing significant assumptions and inputs used by the Company in the valuation of the intangible assets by evaluating the sensitivity of changes in assumptions to the fair value of the intangible assets and comparing the significant assumptions to current industry and market and economic trends.
▪	Evaluating the competency and objectivity of third-party specialists engaged by the Company to assist in developing management’s assumptions.
▪	Involving firm employed valuation specialists to assist with our evaluation of the methodology and significant underlying assumptions used by management in determining the fair value estimates.
▪	Testing the mathematical accuracy of the models used to determine the fair values of assets acquired.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditors since 2011.

Irvine, California

September 12, 2023

LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30,	June 30,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$13,452	$17,221
Accounts receivable, net	27,682	26,262
Inventories, net	49,736	37,679
Contract manufacturers' receivable	3,019	3,454
Prepaid expenses and other current assets	2,662	5,417
Total current assets	96,551	90,033

Property and equipment, net	4,629	3,652
Goodwill	27,824	20,768
Purchased intangible assets, net	10,565	14,559
Lease right-of-use assets	11,583	8,037
Other assets	472	325
Total assets	$151,624	$137,374

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$12,401	$20,644
Accrued payroll and related expenses	2,431	4,729
Current portion of long-term debt, net	2,743	1,671
Other current liabilities	28,813	8,477
Total current liabilities	46,388	35,521
Long-term debt, net	16,221	14,274
Other non-current liabilities	11,459	7,683
Total liabilities	74,068	57,478

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized; 36,875,586 and 35,129,301 shares issued and outstanding at June 30, 2023 and 2022, respectively	4	4
Additional paid-in capital	295,686	289,046
Accumulated deficit	(218,505)	(209,525)
Accumulated other comprehensive income	371	371
Total stockholders' equity	77,556	79,896
Total liabilities and stockholders' equity	$151,624	$137,374

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2023	2022
Net revenue	$131,189	$129,655
Cost of revenue	74,925	74,069
Gross profit	56,264	55,586
Operating expenses:
Selling, general and administrative	36,948	34,529
Research and development	19,625	17,687
Restructuring, severance and related charges	693	795
Acquisition-related costs	315	889
Fair value remeasurement of earnout consideration	(447)	1,107
Amortization of purchased intangible assets	5,804	5,590
Total operating expenses	62,938	60,597
Loss from operations	(6,674)	(5,011)
Interest expense, net	(1,485)	(1,472)
Loss on extinguishment of debt	–	(764)
Other income (expense), net	(73)	53
Loss before income taxes	(8,232)	(7,194)
Provision (benefit) for income taxes	748	(1,832)
Net loss and comprehensive loss	$(8,980)	$(5,362)

Net loss per share - basic and diluted	$(0.25)	$(0.16)

Weighted-average common shares - basic and diluted	36,257	32,671

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2021	29,088	$3	$249,885	$(204,163)	$371	$46,096
Shares issued pursuant to equity offering, net	4,700	1	32,593	–	–	32,594
Shares issued pursuant to stock awards, net	1,341	–	1,633	–	–	1,633
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,811)	–	–	(1,811)
Fair value of warrants to purchase common stock issued with bank credit facility	–	–	500	–	–	500
Share-based compensation	–	–	6,246	–	–	6,246
Net loss	–	–	–	(5,362)	–	(5,362)
Balance at June 30, 2022	35,129	$4	$289,046	$(209,525)	$371	$79,896
Shares issued pursuant to stock awards, net	1,746	–	1,253	–	–	1,253
Tax withholding paid on behalf of employees for restricted shares	–	–	(821)	–	–	(821)
Share-based compensation	–	–	6,208	–	–	6,208
Net loss	–	–	–	(8,980)	–	(8,980)
Balance at June 30, 2023	36,875	$4	$295,686	$(218,505)	$371	$77,556

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2023	2022
Operating activities
Net loss	$(8,980)	$(5,362)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	6,208	6,246
Amortization of purchased intangible assets	5,804	5,590
Depreciation and amortization	1,735	1,028
Amortization of manufacturing profit in acquired inventory associated with acquisitions	225	380
Loss on disposal of property and equipment	15	4
Amortization of deferred debt issuance costs	104	261
Fair value remeasurement of earnout consideration	(447)	1,107
Loss on extinguishment of debt	–	764
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	480	(7,470)
Inventories	(8,692)	(15,266)
Contract manufacturers' receivable	435	(1,494)
Prepaid expenses and other current assets	3,043	(2,183)
Lease right-of-use assets	2,088	1,564
Other assets	(18)	(85)
Accounts payable	(8,575)	8,782
Accrued payroll and related expenses	(2,560)	(222)
Other liabilities	9,372	(3,060)
Net cash provided by (used in) operating activities	237	(9,416)
Investing activities
Purchases of property and equipment	(2,673)	(2,118)
Cash payment for acquisitions, net of cash and cash equivalents acquired	(4,650)	(23,629)
Net cash used in investing activities	(7,323)	(25,747)
Financing activities
Net proceeds from issuances of common stock	1,253	34,227
Tax withholding paid on behalf of employees for restricted shares	(821)	(1,811)
Earnout consideration paid	–	(1,500)
Net proceeds from issuance of debt	4,909	28,800
Payment of borrowings on term loan	(1,994)	(17,062)
Net proceeds from borrowing on line of credit	2,000	2,500
Payment of borrowings on line of credit	(2,000)	(2,500)
Payment of lease liabilities	(30)	(9)
Net cash provided by financing activities	3,317	42,645
Increase (decrease) in cash and cash equivalents	(3,769)	7,482
Cash and cash equivalents at beginning of year	17,221	9,739
Cash and cash equivalents at end of year	$13,452	$17,221

Supplemental disclosure of cash flow information
Interest paid	$1,563	$1,494
Income taxes paid	$539	$215

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

1.	Company and Significant Accounting Policies

Company

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global Industrial and Enterprise internet of things (“IoT”) provider of solutions that target diversified verticals ranging from Smart Cities, Utilities and Healthcare to Enterprise, Intelligent Transportation, and Industrial Automation. Building on a long history of connectivity and video processing competence, our target applications include Smart Cities infrastructure, Infotainment systems and Video Surveillance all supplemented with a comprehensive Out of Band Management products offering for Cloud and Edge Computing.

We were incorporated in California in 1989 and re-incorporated in Delaware in 2000.

Basis of Presentation

The consolidated financial statements include the accounts of Lantronix and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The industry in which we operate is characterized by rapid technological change. As a result, estimates made in preparing the consolidated financial statements include revenue recognition, the allowance for doubtful accounts, business combinations, inventory valuation, goodwill valuation, deferred income tax asset valuation allowances, share-based compensation, restructuring charges and warranty reserves. In the macroeconomic environment affected by COVID-19, our estimates could require increased judgement and carry a higher degree of variability volatility. To the extent there are material differences between our estimates and actual results, future results of operations will be affected.

Revenue Recognition

Refer to Note 2 below for a discussion of our significant accounting policy over revenue recognition.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount we expect to collect, which is net of an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our evaluation of the collectability of customer accounts receivable is based on various factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we record an allowance against amounts due based on those particular circumstances. For all other customers, we estimate an allowance for doubtful accounts based on various considerations, including the length of time the receivables are past due and our historical bad debt collection experience. We also consider our understanding of current economic and industry conditions that may affect the collectability of customer receivables. Accounts that are deemed uncollectible are written off against the allowance for doubtful accounts.

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Other than earnout consideration liabilities (see Note 3), during the fiscal years ended June 30, 2023 and 2022 we did not have any assets or liabilities that were measured at fair value on a recurring basis. As of June 30, 2023 we do not have any assets or liabilities that were measured at fair value on a non-recurring basis,

We believe all of our financial instruments’ recorded values approximate their current fair values because of the nature and short duration of these instruments.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2023 and 2022. We did not have any other comprehensive income or losses during the fiscal years ended June 30, 2023 or 2022.

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

During the fourth quarter of the fiscal year ended June 30, 2023, we performed a qualitative assessment of whether goodwill impairment existed and did not determine that it was more likely than not that the fair value of our single reporting unit was less than its carrying amount.

Purchased Intangible Assets

Included within "purchased intangible assets, net" at June 30, 2023 are customer lists, developed technology, tradenames, and other intangible assets acquired in connection with various business combinations. Such capitalized costs and intangible assets are being amortized over a period of one to five years.

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

Advertising Expenses

Advertising expenses are recorded in the period incurred and totaled $262,000 and $253,000 for the fiscal years ended June 30, 2023 and 2022, respectively. The costs are included in selling, general and administrative expenses in the consolidated statements of operations.

Segment Information

We have one operating and reportable business segment.

Recent Accounting Pronouncements

Revenue Contracts

In October 2021, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity and inconsistency related to (i) recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with existing revenue recognition guidance under Accounting Standard Codification Topic (“ASC”) 606. At the acquisition date, an acquirer would assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this would result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. Lantronix adopted this ASU in the first quarter of our fiscal year ended June 30, 2023, and as such, we recorded applicable contract assets and liabilities acquired in the Uplogix acquisition (see Note 3) in accordance with this ASU.

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

We prepay sales commissions related to certain of these contracts, which are incremental costs of obtaining the contract. We capitalize these costs and expense them ratably on a straight-line basis over the life of the contract. At June 30, 2023, prepaid sales commissions included in prepaid expenses and other current assets totaled $150,000 and included in other assets totaled $58,000.

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

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are generally based on the “bill-to” location of our customers:

	Years Ended June 30,
	2023	2022
	(In thousands)
Embedded IoT Solutions	$63,636	$61,773
IoT System Solutions	57,496	59,019
Software & Services	10,057	8,863
	$131,189	$129,655

	Years Ended June 30,
	2023	2022
	(In thousands)
Americas	$78,557	$77,799
EMEA	23,286	22,542
APJ	29,346	29,314
	$131,189	$129,655

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Year Ended June 30,
	2022	2021
Product revenues	93%	94%
Service revenues	7%	6%

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

The following table presents the changes in our deferred revenue balance for the year ended June 30, 2023 (in thousands):

Balance, July 1, 2022	$1,342
New performance obligations	3,183
Performance obligations acquired from acquisitions	4,096
Recognition of revenue as a result of satisfying performance obligations	(5,240)
Balance, June 30, 2023	$3,381
Less: non-current portion of deferred revenue	(888)
Current portion, June 30, 2023	$2,493

We expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 5 years.

3.	Acquisitions

Acquisition of Uplogix

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

We recorded Uplogix’s tangible and intangible assets and liabilities based on their estimated fair values as of the Closing Date and allocated the remaining purchase consideration to goodwill. Our valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. Updates to the valuation of certain assets acquired and liabilities assumed may result in changes to the recorded amounts of assets and liabilities, with corresponding adjustments to goodwill in subsequent periods. As of June 30, 2023, the measurement period is complete.

During the fiscal year ended June 30, 2023, based on additional analysis and refinements to our estimates, we adjusted the preliminary purchase price allocation as of the Closing Date to (i) decrease the estimated fair value of intangible assets acquired by $660,000, (ii) increase the fair value of other current liabilities by a net amount of $12,000. These adjustments resulted in an increase to goodwill of $672,000.

The final purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$4,104
Accounts receivable, net	1,900
Inventories, net	3,590
Prepaid expense and other current assets	288
Lease right-of-use asset	778
Other non-current assets	129
Amortizable intangible assets	1,810
Goodwill	7,056
Accounts payable	(278)
Accrued payroll	(262)
Deferred revenue	(4,096)
Other current liabilities	(3,067)
Notes payable	(900)
Other noncurrent liabilities	(580)
Total consideration	$10,472

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

Remeasurement of Earnout Consideration

During the year ended June 30, 2023, we remeasured the estimated fair value of the earnout consideration based on our updated expectations of achieving the revenue targets for the business of Uplogix.

The following table presents the change in the earnout consideration liability (in thousands):

Preliminary estimated fair value of earnout consideration	$1,718
Remeasurement estimates	(447)
Payments	–
Balance at June 30, 2023	$1,271

The remeasurement of the earnout consideration liability was recorded within our operating expenses in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2023. The balance of this liability is recorded in other current liabilities on the accompanying consolidated balance sheet at June 30, 2023.

Supplemental Pro Forma Information (Unaudited)

The following supplemental pro forma data summarizes our results of operations for the periods presented, as if we completed the acquisition of Uplogix as of the first day of our fiscal year ended June 30, 2022. The supplemental pro forma data reports actual operating results adjusted to include the pro forma effect and timing of the impact of amortization expense of identified intangible assets, restructuring costs, the purchase accounting effect on inventories acquired, and transaction costs. In accordance with the pro forma acquisition date, we recorded in the year ended June 30, 2022 supplemental pro forma data (i) cost of goods sold from manufacturing profit in acquired inventory of $225,000, (ii) acquisition related restructuring costs of $315,000 and (iii) acquisition-related costs of $315,000, with a corresponding reduction in the year ended June 30, 2023 supplemental pro forma data. Additionally, we recorded $506,000 of amortization expense in the year ended June 30, 2022 supplemental pro forma data, and a reduction of amortization expense of $79,000 in the year ended June 30, 2023 supplemental pro forma data to represent amortization for the full fiscal year period.

Net revenue related to products and services from the acquisition of Uplogix contributed just under 4% of our total net revenue for the year ended June 30, 2023. As of the Closing Date, we began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure, making it generally impracticable to determine the post-acquisition earnings on a standalone basis.

Supplemental pro forma data is as follows:

	Years ended June 30,
	2023	2022
	(In thousands, except per share amounts)
Pro forma net revenue	$133,224	$138,835
Pro forma net loss	$(7,545)	$(5,813)

Pro forma net loss per share:
Basic and Diluted	$(0.21)	$(0.18)

Acquisition of Transition Networks

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

The acquisition of the TN Companies provided Lantronix with complementary IoT connectivity products and capabilities, including switching, power over ethernet and media conversion and adapter products.

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

Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. We determined that goodwill and identifiable intangible assets related to the Transaction are not deductible.

Acquisition-related costs were expensed in the periods in which the costs were incurred.

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Asset Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Customer relationships	$7,467	3.5
Developed technology	1,890	3.5
Order backlog	567	1.0
Trademarks and trade names	870	2.0

The intangible assets are amortized on a straight-line basis over the estimated weighted-average useful lives.

4.	Supplemental Financial Information

Accounts Receivable

The following table presents details of our accounts receivable:

	June 30,
	2023	2022
	(In thousands)
Accounts receivable	$28,204	$26,602
Allowance for doubtful accounts	(522)	(340)
Accounts receivable, net	$27,682	$26,262

Inventories

The following table presents details of our inventories:

	June 30,
	2023	2022
	(In thousands)
Finished goods	$25,670	$16,094
Raw materials	24,066	21,585
Inventories, net	$49,736	$37,679

Property and Equipment

The following table presents details of property and equipment:

	June 30,
	2023	2022
	(In thousands)
Computer, software and office equipment	$7,167	$5,370
Furniture and fixtures	3,119	760
Production, development and warehouse equipment	5,443	5,147
Construction-in-progress	52	1,612
Property and equipment, gross	15,781	12,889
Less accumulated depreciation	(11,152)	(9,237)
Property and equipment, net	$4,629	$3,652

Purchased Intangible Assets

The following table presents details of purchased intangible assets:

	June 30, 2023			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$6,331	$(3,881)	$2,450	$5,731	$(2,493)	$3,238
Customer relationships	17,528	(9,487)	8,041	16,498	(5,700)	10,798
Order backlog	1,406	(1,406)	–	1,406	(1,356)	50
Non-compete agreements	400	(400)	–	400	(400)	–
Trademark and trade name	1,425	(1,351)	74	1,245	(772)	473
	$27,090	$(16,525)	$10,565	$25,280	$(10,721)	$14,559

We do not currently have any purchased intangible assets with indefinite useful lives.

As of June 30, 2023, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2024	$5,314
2025	3,684
2026	1,177
2027	326
2028	64
Total amortization expense	$10,565

Goodwill

The following table presents details of our goodwill balance:

Year Ended
June 30, 2023
(In thousands)
Balance at June 30, 2022	$20,768
Acquisition of Uplogix	7,056
Balance at June 30, 2023	$27,824

Warranty Reserve

The following table presents details of our warranty reserve:

	Years Ended June 30,
	2023	2022
	(In thousands)
Beginning balance	$594	$197
Warranty reserve assumed from acquisition of the TN Companies	–	483
Charged to cost of revenues	352	202
Usage	(158)	(288)
Ending balance	$788	$594

Other Liabilities

The following table presents details of our other liabilities:

	June 30,
	2023	2022
	(In thousands)
Current
Accrued variable consideration	$2,167	$1,905
Customer deposits and refunds	16,344	922
Accrued raw materials purchases	267	132
Deferred revenue	2,493	969
Lease liability	1,859	978
Taxes payable	647	371
Warranty reserve	788	594
Accrued operating expenses	4,248	2,606
Total other current liabilities	$28,813	$8,477

Non-current
Lease liability	$10,425	$7,310
Deferred tax liability	146	–
Deferred revenue	888	373
Total other non-current liabilities	$11,459	$7,683

Computation of Net Loss per Share

The following table presents the computation of net loss per share:

	Years Ended June 30,
	2023	2022
	(In thousands, except per share data)
Numerator:
Net loss	$(8,980)	$(5,362)

Denominator:
Weighted-average shares outstanding - basic and diluted	36,257	32,671

Net loss per share - basic and diluted	$(0.25)	$(0.16)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2023	2022
	(In thousands)
Common stock equivalents	637	1,069

Severance and Related Charges

The following table presents details of the liability we recorded related to restructuring, severance and related activities during the current fiscal year:

Year Ended
June 30,
2023
(In thousands)
Beginning balance	$34
Charges	693
Payments	(630)
Ending balance	$97

The ending balance is recorded in accrued payroll and related expenses on the accompanying consolidated balance sheet at June 30, 2023.

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2023	2022
	(In thousands)
Acquisition of property through operating leases	$4,320	$7,170
Acquisition of property through financing leases	$536	$–
Accrued property and equipment paid for in the subsequent period	$54	$868
Warrants to purchase common stock issued with bank credit facility	$–	$500
Fair value adjustment of earnout consideration for TN companies at acquisition date	$–	$393

5.	Bank Loan Agreements

On September 7, 2022 we entered into a Third Amendment to the Third Amended and Restated Loan and Security Agreement (the “Amendment”) with Silicon Valley Bank (“SVB”), pertaining to our existing term loan and revolving credit facility (together, the “Senior Credit Facilities”), which amends that certain Third Amended and Restated Loan and Security Agreement, dated as of August 2, 2021, as amended by the First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of October 21, 2021, as amended by the Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of February 15, 2022 by and among Lantronix and SVB (collectively with the Amendment, the “Loan Agreement”).

The Amendment, among other things, provided for an additional term loan in the original principal amount of $5,000,000 that matures on August 2, 2025. The Senior Credit Facilities bears interest at Term Secured Overnight Financing Rate (“SOFR”) or the Prime Rate, at the option of Lantronix, plus a margin that ranges from 3.10% to 4.10% in the case of Term SOFR and 1.50% to 2.50% in the case of the Prime Rate, depending on our total leverage with a Term SOFR floor of 1.50% and a Prime Rate floor of 3.25%. The Amendment reduces the minimum liquidity requirement from $5,000,000 to $4,000,000. As a condition to entering into the Amendment, we were obligated to pay a nonrefundable facility increase fee in the amount of $25,000. The Senior Credit Facilities mature on August 2, 2025. The Senior Credit Facilities are secured by substantially all of our assets.

On September 7, 2022, we borrowed $2,000,000 on our revolving credit facility. We subsequently paid this amount back to the bank in full in February 2023.

On April 3, 2023, we entered into a Letter Agreement (the “Letter Agreement”) with SVB, which, among other matters, amended the Loan Agreement to reduce the former requirement to hold 85% of our company-wide cash balances at SVB to 50%, and provided a waiver of any event of default under the Loan Agreement for any failure to comply with this covenant prior to the date of the Letter Agreement.

The following table summarizes our outstanding debt:

	June 30,
	2023	2022
	(In thousands)
Outstanding borrowings on Senior Credit Facilities	$19,194	$16,188
Less: Unamortized debt issuance costs	(230)	(243)
Net Carrying amount of debt	18,964	15,945
Less: Current portion	(2,743)	(1,671)
Non-current portion	$16,221	$14,274

During the year ended June 30, 2023, we recognized $1,610,000 of interest expense in the accompanying consolidated statement of operations related to interest and amortization of debt issuance associated with the borrowings under the Senior Credit Facilities.

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

Financial Covenants

The Senior Credit Facilities require Lantronix to comply with a minimum liquidity test, a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of June 30, 2023.

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

Stock Incentive Plans

We have stock incentive plans in effect under which non-qualified and incentive stock options to purchase shares of Lantronix common stock (“stock options”) have been granted to employees, non-employees and board members. In addition, we have previously granted restricted common stock awards (“non-vested shares”) to employees and board members under these plans. In November 2020, our stockholders voted to approve the 2020 Performance Incentive Plan (the “2020 Plan”), replacing our Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which expired in September 2020. At the 2010 Plan’s expiration date, approximately 1,097,000 shares of our common stock that remained available for award grants under the 2010 Plan became available for award grants under the 2020 Plan. An additional 2,500,000 shares our common stock are also available for award grants under the 2020 Plan. In addition, any shares of common stock subject to outstanding awards under the 2010 Plan that expire, are cancelled, or otherwise terminate after the expiration date of the 2010 Plan will be available for award grant purposes under the 2020 Plan. The 2020 Plan authorizes awards of stock options (both non-qualified and incentive), stock appreciation rights, non-vested shares, restricted stock units (“RSUs”) and performance shares (“PSUs”). New shares are issued to satisfy stock option exercises and share issuances. At June 30, 2023, approximately 2,465,000 shares remain available for issuance under the 2020 Plan. We have also granted stock options and RSUs under individual inducement award agreements.

The Compensation Committee of our board of directors determines eligibility, vesting schedules and exercise prices for stock options and shares granted under the plans. Stock options are generally granted with an exercise price equal to the market price of our common stock on the grant date. Stock options generally have a contractual term of seven to ten years. Share-based awards generally vest and become exercisable over a one to four-year service period. As of June 30, 2023, no stock appreciation rights or non-vested stock was outstanding. No income tax benefit was realized from activity in the share-based plans during the fiscal years ended June 30, 2023 and 2022.

Stock Option Awards

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes-Merton option-pricing formula. The expected term of stock options granted is based on our recent historical exercise data. Expected volatilities are based on the historical volatility of our stock price. The risk-free interest rate assumption is based on the U.S. Treasury interest rates appropriate for the expected term of our stock options.

The following weighted-average assumptions were used to estimate the fair value of all of our stock option grants:

	Years Ended June 30,
	2023	2022
Expected term (in years)	3.9	4.7
Expected volatility	62%	63%
Risk-free interest rate	3.79%	0.82%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity for all of our stock options:

		Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Balance of options outstanding at June 30, 2022	1,383	$3.40
Granted	115	4.96
Expired	(9)	2.04
Exercised	(164)	2.55
Balance of options outstanding at June 30, 2023	1,325	$3.65	2.1	$987
Options exercisable at June 30, 2023	1,147	$3.45	1.5	$979

The following table presents a summary of grant date fair value and intrinsic value information for all of our stock options:

	Years Ended June 30,
	2023	2022
	(In thousands, except per share data)
Weighted-average grant date fair value per share	$2.44	$2.94
Intrinsic value of options exercised	$454	$1,506

Restricted Stock Units

The fair value of our RSUs is based on the closing market price of our common stock on the grant date.

The following table presents a summary of activity with respect to our RSUs:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2022	1,115	$5.50
Granted	763	5.59
Forfeited	(96)	5.51
Vested	(593)	5.22
Balance of RSUs outstanding at June 30, 2023	1,189	$5.70

Performance Shares

The following table presents a summary of activity with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2022	1,030
Granted	1,147
Forfeited	(299)
Vested	(947)
Balance of PSUs outstanding at June 30, 2023	931

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

The per share fair value of stock purchase rights granted under the ESPP was estimated using the following weighted-average assumptions:

	Years Ended June 30,
	2023	2022
Expected term (in years)	0.5	0.5
Expected volatility	66%	59%
Risk-free interest rate	4.88%	0.92%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity under our ESPP:

Year Ended June 30, 2023
(In thousands, except per share data)
Shares available for issuance at June 30, 2022	85
Shares reserved for issuance	500
Shares issued	(204)
Shares available for issuance at June 30, 2023	381
Weighted-average purchase price per share	$4.26
Intrinsic value of ESPP shares on purchase date	$153

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each applicable functional line item on our consolidated statements of operations:

	Years Ended June 30,
	2023	2022
	(In thousands)
Cost of revenues	$158	$369
Selling, general and administrative	4,546	4,862
Research and development	1,504	1,015
Total share-based compensation expense	$6,208	$6,246

The following table presents a summary of the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of June 30, 2023:

	Remaining Unrecognized Compensation Expense	Remaining Weighted-Average Years to Recognize
	(In thousands)
Stock options	$402	2.6
RSUs	5,666	2.2
PSUs	1,650	1.9
Common stock purchase rights under ESPP	128	0.4
	$7,846

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation expense will increase to the extent that we grant additional share-based awards.

7.	Retirement Plan

We have a retirement savings plan (the “Plan”) to which eligible employees may elect to make contributions through salary deferrals up to 100% of their base pay, subject to limitations. We made approximately $411,000 and $373,000 in matching contributions to participants in the Plan during the fiscal years ended June 30, 2023 and 2022, respectively.

In addition, we may make discretionary profit-sharing contributions, subject to limitations. During the fiscal years ended June 30, 2023 and 2022, we made no such contributions to the Plan.

8.	Income Taxes

The provision (benefit) for income taxes consists of the following components:

	Years Ended June 30,
	2023	2022
	(In thousands)
Current:
Federal	$–	$–
State	294	11
Foreign	308	254
Total Current taxes	$602	$265
Deferred:
Federal	146	(1,805)
State	–	(292)
Foreign	–	–
Provision (benefit) for income taxes	$748	$(1,832)

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2023	2022
	(In thousands)
United States	$(9,168)	$(7,829)
Foreign	936	635
Loss before income taxes	$(8,232)	$(7,194)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2023	2022
	(In thousands)
Deferred tax assets:
Tax losses and credits	$9,882	$15,310
Reserves not currently deductible	2,054	1,881
Capitalized research and development expenses*	6,975	–
Deferred compensation	1,301	1,858
Inventory capitalization	2,390	1,508
Lease liabilities	2,848	2,260
Depreciation and amortization	–	130
Identified intangibles	446	–
Other	263	333
Gross deferred tax assets	26,159	23,280
Valuation allowance	(22,532)	(20,173)
Deferred tax assets, net	3,627	3,107
Deferred tax liabilities:
State taxes	(518)	(404)
Right-of-use assets	(2,676)	(2,240)
Identified intangibles	–	(463)
Depreciation and amortization	(579)	–
Deferred tax liabilities	(3,773)	(3,107)
Net deferred tax assets (liabilities)	$(146)	$–

*	As required by the 2017 Tax Cuts and Jobs Act (the “2017 Act”), research and experimental (“R&E”) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in our fiscal year ended June 30, 2023. R&E expenses are required to be amortized over five years for domestic expenses and 15 years for foreign expenses.

Our net deferred tax liability of $146,000 at June 30, 2023 represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets, and is recorded in other non-current liabilities on the accompanying consolidated balance sheet at June 30, 2023. Realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC 740, we have evaluated the positive and negative evidence bearing upon our ability to realize the deferred tax assets as of June 30, 2023. We have determined that it was more likely than not that Lantronix would not realize the deferred tax assets due to our cumulative losses and uncertainty of generating future taxable income.

As a result of the acquisition of the TN Companies during the fiscal year ended June 30, 2022, we recorded U.S. deferred tax liabilities in the purchase accounting related to non-tax-deductible intangible assets recognized in our consolidated financial statements. The acquired deferred tax liabilities are a source of income to support recognition of our existing deferred tax assets. Pursuant to ASC 805, the impact on our existing deferred tax assets and liabilities caused by an acquisition should be recorded in the consolidated financial statements outside of acquisition accounting. Accordingly, we recorded an income tax benefit during the fiscal year ended June 30, 2022 of $2,036,000 for the partial release of the valuation allowance as a result of such purchase accounting considerations.

The following table presents a reconciliation of the provision (benefit) for income taxes to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2023	2022
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(1,729)	$(1,510)
Increase (decrease) resulting from:
Stock options	(283)	(588)
Other permanent differences	30	(54)
Change in valuation allowance	2,222	(1,829)
Global intangible low-tax income inclusion	2	4
Foreign tax rate variances	112	120
Acquisition costs	–	395
Other	394	1,630
Provision (benefit) for income taxes	$748	$(1,832)

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of our net operating loss (“NOL”) carryforwards and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods. Due to the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

The following table presents our NOL carryforwards:

June 30,
2023
(In thousands)
Federal	$43,320
State	$22,589

Our federal NOL carryforwards generated for tax years beginning before July 1, 2018 began to expire in the fiscal year ended June 30, 2021. Pursuant to the 2017 Act, we also have federal NOL carryforwards of $6,788,000 that will not expire but can only be used to offset 80% of future taxable income. For state income tax purposes, our NOL carryforwards began to expire in the fiscal year ended June 30, 2013.

We continue to assert that our foreign earnings are indefinitely reinvested in our overseas operations and as such, deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries. The 2017 Act created a requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (“GILTI”), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. During the fiscal years ended June 30, 2023 and 2022, we elected to treat the tax effect of GILTI as a current-period expense when incurred.

Unrecognized Tax Benefits

The following table summarizes our liability for uncertain tax positions for the fiscal year ended June 30, 2023:

Year Ended
June 30, 2023
(In thousands)
Balance as of June 30, 2022	$5,652
Change in balances related to uncertain tax positions	(839)
Balance as of June 30, 2023	$4,813

At June 30, 2023, we had $4,813,000 of gross unrecognized tax benefits which was recorded as a reduction to deferred tax assets, and a corresponding reduction in our valuation allowance of $4,813,000. The balance decreased from the prior year due to the expiration of certain federal research and development tax credit carryforwards. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the fiscal years ended June 30, 2023 and 2022, we recorded an immaterial expense for interest and penalties related to income tax matters in the provision for income taxes. At June 30, 2023, we had approximately $303,000 of accrued interest and penalties related to uncertain tax positions.

At June 30, 2023, our fiscal years ended June 30, 2020 through 2023 remain open to examination by the federal taxing jurisdiction and our fiscal years ended June 30, 2019 through 2023 remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in the fiscal year ended June 30, 2001 which would cause the statute of limitations to remain open for the year in which the NOL was incurred. Our fiscal years ended June 30, 2015 through 2023 remain open to examination by foreign taxing authorities. We currently do not anticipate that the amount of unrecognized tax benefits as of June 30, 2023 will significantly increase or decrease within the next 12 months.

9.	Leases

In general, our leases include office buildings for various facilities worldwide which are all classified as operating leases. We also have financing leases related to some office equipment in the United States.

Components of lease expense and supplemental cash flow information:

June 30, 2023
(In thousands)
Components of lease expense
Operating lease cost	$2,583
Financing lease cost	30
Financing lease interest expense	10

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$1,701
Cash paid for amounts included in the measurement of financing lease liabilities	$30

Right-of-use assets obtained in exchange for lease obligation	$4,856

The weighted-average remaining lease term is 3.76 years. The weighted-average discount rate is 4.6 percent.

Maturities of lease liabilities as of June 30, 2023 were as follows:

Years ending June 30,	Operating	Financing
	(In thousands)
2024	$2,272	$222
2025	2,059	213
2026	1,695	117
2027	1,648	22
2028	1,698	19
Thereafter	4,479	–
Total remaining lease payments	13,851	593
less: imputed interest	(2,076)	(84)
Lease liability	$11,775	$509
Reported as:
Current liabilities	$1,677	$182
Non-current liabilities	$10,098	$327

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

11.	Significant Geographic, Customer and Supplier Information

The following table presents our sales within geographic regions as a percentage of net revenue, which is generally based on the “bill-to” location of our customers:

	Years Ended June 30,
	2023	2022
Americas	60%	60%
Europe, Middle East, and Africa	18%	17%
Asia Pacific Japan	22%	23%
Total	100%	100%

Long-lived assets, which consists of property and equipment, net, lease right-of-use assets, purchased intangible assets, net, and goodwill by geographic area are as follows:

	June 30,
	2023	2022
	(In thousands)
U.S.	$44,757	$36,037
Canada	9,169	10,158
Rest of world	675	821
	$54,601	$47,016

Customers

The following table presents sales to our significant customers as a percentage of net revenue:

	Years Ended June 30,
	2023	2022
Top five customers (1)	35%	44%
Ingram Micro	10%	14%
Amtran	*	10%

(1)	Includes Ingram Micro and Amtran in the fiscal years ended June 30, 2023 and 2022.
*	Less than 10%

No other customer represented more than 10% of our annual net revenue during these fiscal years.

Related Party Transactions

We had no net revenue from related parties for the fiscal years ended June 30, 2023 and 2022.

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

