Form 10-Q
period 2023-09-30
LANTRONIX INC
filed 2023-11-08
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, there were 37,265,332 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2023 (the “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, expectations regarding the impact of the COVID-19 pandemic or similar outbreaks and other statements regarding matters that are not historical are forward-looking statements.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$19,479	$13,452
Accounts receivable, net	30,105	27,682
Inventories, net	45,796	49,736
Contract manufacturers' receivables	630	3,019
Prepaid expenses and other current assets	2,895	2,662
Total current assets	98,905	96,551
Property and equipment, net	4,926	4,629
Goodwill	27,824	27,824
Purchased intangible assets, net	9,181	10,565
Lease right-of-use assets	11,102	11,583
Other assets	461	472
Total assets	$152,399	$151,624

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,149	$12,401
Accrued payroll and related expenses	2,539	2,431
Current portion of long-term debt, net	3,002	2,743
Other current liabilities	34,062	28,813
Total current liabilities	48,752	46,388
Long-term debt, net	15,471	16,221
Other non-current liabilities	11,185	11,459
Total liabilities	75,408	74,068

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	297,007	295,686
Accumulated deficit	(220,391)	(218,505)
Accumulated other comprehensive income	371	371
Total stockholders' equity	76,991	77,556
Total liabilities and stockholders' equity	$152,399	$151,624

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2023	2022
Net revenue	$33,031	$31,795
Cost of revenue	18,934	17,759
Gross profit	14,097	14,036
Operating expenses:
Selling, general and administrative	9,170	9,157
Research and development	5,106	4,526
Restructuring, severance and related charges	20	92
Acquisition-related costs	–	213
Fair value remeasurement of earnout consideration	(9)	–
Amortization of purchased intangible assets	1,384	1,419
Total operating expenses	15,671	15,407
Loss from operations	(1,574)	(1,371)
Interest expense, net	(338)	(262)
Other income, net	19	34
Loss before income taxes	(1,893)	(1,599)
Provision (benefit) for income taxes	(7)	54
Net loss	$(1,886)	$(1,653)

Net loss per share - basic and diluted	$(0.05)	$(0.05)

Weighted-average common shares - basic and diluted	36,982	35,406

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended September 30, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2023	36,875	$4	$295,686	$(218,505)	$371	$77,556
Shares issued pursuant to stock awards, net	385	–	93	–	–	93
Tax withholding paid on behalf of employees for restricted shares	–	–	(514)	–	–	(514)
Share-based compensation	–	–	1,742	–	–	1,742
Net loss	–	–	–	(1,886)	–	(1,886)
Balance at September 30, 2023	37,260	$4	$297,007	$(220,391)	$371	$76,991

	Three Months Ended September 30, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2022	35,129	$4	$289,046	$(209,525)	$371	$79,896
Shares issued pursuant to stock awards, net	1,110	–	21	–	–	21
Tax withholding paid on behalf of employees for restricted shares	–	–	(314)	–	–	(314)
Share-based compensation	–	–	1,788	–	–	1,788
Net loss	–	–	–	(1,653)	–	(1,653)
Balance at September 30, 2022	36,239	$4	$290,541	$(211,178)	$371	$79,738

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	September 30,
	2023	2022
Operating activities
Net loss	$(1,886)	$(1,653)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,742	1,788
Depreciation and amortization	528	349
Amortization of purchased intangible assets	1,384	1,419
Amortization of manufacturing profit in acquired inventory associated with acquisitions	317	24
Loss on disposal of property and equipment	–	(10)
Amortization of deferred debt issuance costs	27	22
Fair value remeasurement of earnout consideration	(9)	–
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(2,423)	1,493
Inventories	3,623	(4,015)
Contract manufacturers' receivable	2,389	2,522
Prepaid expenses and other current assets	(233)	1,134
Lease right-of-use assets	481	221
Other assets	11	(56)
Accounts payable	(3,591)	(6,133)
Accrued payroll and related expenses	108	(806)
Other liabilities	5,030	(965)
Net cash provided by (used in) operating activities	7,498	(4,666)
Investing activities
Purchases of property and equipment	(486)	(956)
Cash payment for acquisitions, net of cash and cash equivalents acquired	–	(4,650)
Net cash used in investing activities	(486)	(5,606)
Financing activities
Net proceeds from issuances of common stock	93	21
Tax withholding paid on behalf of employees for restricted shares	(514)	(314)
Net proceeds from issuance of debt	–	4,909
Payment of borrowings on term loan	(518)	(438)
Net proceeds from borrowing on line of credit	–	2,000
Payment of lease liabilities	(46)	(2)
Net cash provided by (used in) financing activities	(985)	6,176
Increase (decrease) in cash and cash equivalents	6,027	(4,096)
Cash and cash equivalents at beginning of period	13,452	17,221
Cash and cash equivalents at end of period	$19,479	$13,125

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2023, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC on September 12, 2023. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at September 30, 2023, the consolidated results of our operations for the three months ended September 30, 2023 and our consolidated cash flows for the three months ended September 30, 2023. All intercompany accounts and transactions have been eliminated.

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

The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Recent Accounting Pronouncements

Current Expected Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new Accounting Standards Update (“ASU”) requiring financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The ASU eliminates the threshold for initial recognition in current U.S. GAAP and reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The ASU became effective for Lantronix at the beginning of our first quarter of fiscal year 2024. The adoption of this guidance did have a material effect on our consolidated financial statements.

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

Services

Revenues from our extended warranty, technical support and maintenance services are generally recognized ratably over the applicable service period. Although not significant to date, revenues from sales of our software-as-a-service (“SaaS”) solutions are recognized ratably over the applicable service period as well.

We prepay sales commissions related to certain of these contracts, which are incremental costs of obtaining the contract. We capitalize these costs and expense them ratably on a straight-line basis over the life of the contract. At September 30, 2023, prepaid sales commissions included in prepaid expenses and other current assets totaled $155,000 and those included in other assets totaled $47,000.

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

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended September 30,
	2023	2022
	(In thousands)
Embedded IoT Solutions	$11,373	$15,095
IoT System Solutions	19,036	14,621
Software & Services	2,622	2,079
	$33,031	$31,795

	Three Months Ended September 30,
	2023	2022
	(In thousands)
Americas	$22,933	$20,930
EMEA	6,591	5,201
Asia Pacific Japan	3,507	5,664
	$33,031	$31,795

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended September 30,
	2023	2022

Product revenues	93%	94%
Service revenues	7%	6%

Service revenues are comprised primarily of professional services, software license subscriptions, and extended warranties.

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

The following table presents the changes in our deferred revenue balance for the three months ended September 30, 2023 (in thousands):

Balance, June 30, 2023	$3,381
New performance obligations	1,598
Recognition of revenue from satisfying performance obligations	(1,125)
Balance, September 30, 2023	3,854
Less: non-current portion of deferred revenue	(1,086)
Current portion, September 30, 2023	$2,768

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 5 years.

3.	Acquisition

Remeasurement of Earnout Consideration from Uplogix Acquisition

Our September 12, 2022 merger agreement with Uplogix, Inc. (“Uplogix”) provided for the holders of Uplogix note agreements, and certain former Uplogix employees, with the right to receive up to an additional $4,000,000 in the aggregate (the “Earnout Amount”), payable after the closing of the acquisition based on revenue targets for the business of Uplogix as specified in the merger agreement. The Earnout Amount was based on Uplogix achieving revenue of $7,000,000 to $14,000,000 for the period beginning at the September 12, 2022 closing date and ending on September 30, 2023.

The table below presents the change in the earnout consideration liability through September 30, 2023 (in thousands):

Preliminary estimated fair value of earnout consideration	$1,718
Remeasurement estimates during fiscal 2023	(447)
Payments	–
Balance at June 30, 2023	$1,271
Final remeasurement estimate	(9)
Balance at September 30, 2023	$1,262

The balance of this liability, as reported in the table above, is recorded in other current liabilities on the accompanying unaudited condensed consolidated balance sheets at September 30, 2023 and June 30, 2023. We expect to disburse the $1,262,000 earnout consideration liability during the quarter ending December 31, 2023.

4.	Supplemental Financial Information

Inventories

	September 30,	June 30,
	2023	2023
	(In thousands)
Finished goods	$22,339	$25,670
Raw materials	23,457	24,066
Inventories	$45,796	$49,736

Other Liabilities

The following table presents details of our other liabilities:

	September 30,	June 30,
	2023	2023
	(In thousands)
Current
Accrued variable consideration	$2,139	$2,167
Customer deposits and refunds	21,102	16,344
Accrued raw materials purchases	316	267
Deferred revenue	2,768	2,493
Lease liability	1,942	1,859
Taxes payable	393	647
Warranty reserve	807	788
Other accrued operating expenses	4,595	4,248
Total other current liabilities	$34,062	$28,813

Non-current
Lease liability	$9,884	$10,425
Deferred tax liability	215	146
Deferred revenue	1,086	888
Total other non-current liabilities	$11,185	$11,459

The customer deposits and refunds balances in the table above include a significant deposit from a customer as prepayment for expected future shipments under their contract.

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended
	September 30,
	2023	2022
	(In thousands, except per share data)
Numerator:
Net loss	$(1,886)	$(1,653)
Denominator:
Weighted-average common shares outstanding - basic and diluted	36,982	35,406

Net loss per share - basic and diluted	$(0.05)	$(0.05)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended
	September 30,
	2023	2022
	(In thousands)
Common stock equivalents	667	948

Purchased Intangible Assets

The following table presents details of purchased intangible assets:

	September 30, 2023			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$6,331	$(4,234)	$2,097	$6,331	$(3,881)	$2,450
Customer relationships	17,528	(10,444)	7,084	17,528	(9,487)	8,041
Trademark and trade name	1,425	(1,425)	–	1,425	(1,351)	74
	$25,284	$(16,103)	$9,181	$25,284	$(14,719)	$10,565

We do not currently have any purchased intangible assets with indefinite useful lives.

As of September 30, 2023, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2024 (remainder)	$3,930
2025	3,685
2026	1,177
2027	326
2028	63
Total	$9,181

Restructuring, Severance and Related Charges

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Three Months Ended
September 30,
2023
(In thousands)
Beginning balance	$97
Charges	20
Payments	(101)
Ending balance	$16

These balances are recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheets.

In October 2023, we undertook a reduction in our labor force to better align our staffing with our business objectives. The severance and related charges in connection with this action are expected to approximate $500,000 and will be recognized in our unaudited condensed consolidated statement of operations during the three months ending December 31, 2023.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2023	2022
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$339	$589

5.	Warranty Reserve

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

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheets:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2023	2023
	(In thousands)
Beginning balance	$788	$594
Charged to cost of revenue	59	352
Usage	(40)	(158)
Ending balance	$807	$788

6.	Bank Loan Agreements

In September 2022 we entered into a Third Amendment to the Third Amended and Restated Loan and Security Agreement (the “Amendment”) with Silicon Valley Bank (“SVB”), pertaining to our existing term loan and revolving credit facility (together, the “Senior Credit Facilities”), which amends that certain Third Amended and Restated Loan and Security Agreement, dated as of August 2, 2021, as amended by the First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of October 21, 2021, as amended by the Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of February 15, 2022 by and among Lantronix and SVB (collectively with the Amendment, the “Loan Agreement”).

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

In April 2023, we entered into a Letter Agreement (the “Letter Agreement”) with SVB, which, among other matters, amended the Loan Agreement to reduce the former requirement to hold 85% of our company-wide cash balances at SVB to 50%, and provided a waiver of any event of default under the Loan Agreement for any failure to comply with this covenant prior to the date of the Letter Agreement.

The following table summarizes our outstanding debt under the Senior Credit Facilities:

	September 30,	June 30,
	2023	2023
	(In thousands)
Outstanding borrowings on term loan	$18,675	$19,194
Less: Unamortized debt issuance costs	(202)	(230)
Net Carrying amount of debt	18,473	18,964
Less: Current portion	(3,002)	(2,743)
Non-current portion	$15,471	$16,221

Outstanding borrowings on revolving credit facility	$–	$–

During the three months ended September 30, 2023, we recognized $450,000 of interest expense in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of debt issuance associated with the borrowings under the Senior Credit Facilities.

Financial Covenants

The Senior Credit Facilities require Lantronix to comply with a minimum liquidity test, a maximum leverage ratio and a minimum fixed charge coverage ratio. We are currently in compliance with all financial covenants.

Liquidity

The Senior Credit Facilities require that we maintain a minimum liquidity of $4,000,000 at SVB, as measured at the end of each month.

Maximum leverage ratio

The Senior Credit Facilities require that we maintain a maximum leverage ratio, calculated as the ratio of funded debt to the consolidated trailing 12 month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions of (i) 2.50 to 1.00 for each calendar quarter ending June 30, 2021 through and including September 30, 2022, (ii) 2.25 to 1.00 for each calendar quarter ending December 31, 2022 through and including September 30, 2023, and (iii) 2.00 to 1.00 for the calendar quarter ending December 31, 2023 and each calendar quarter thereafter.

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

Stock Options

The following table presents a summary of activity with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2023	1,325	$3.65
Expired	(489)	4.00
Exercised	(133)	1.68
Balance of options outstanding at September 30, 2023	703	$3.79

Restricted Stock Units (“RSUs”)

The following table presents a summary of activity with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2023	1,189	$5.70
Granted	90	4.19
Forfeited	(26)	5.65
Vested	(244)	5.79
Balance of RSUs outstanding at September 30, 2023	1,009	$5.55

Performance Stock Units (“PSUs”)

The following table presents a summary of activity with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2023	931
Granted	689
Forfeited	(346)
Vested	(174)
Balance of PSUs outstanding at September 30, 2023	1,100

Employee Stock Purchase Plan (“ESPP”)

The following table presents a summary of activity under our ESPP:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2023	381
Shares issued	–
Shares available for issuance at September 30, 2023	381

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended
	September 30,
	2023	2022
	(In thousands)
Cost of revenue	$41	$51
Selling, general and administrative	1,273	1,405
Research and development	428	332
Total share-based compensation expense	$1,742	$1,788

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of September 30, 2023:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$340	2.6
RSUs	5,095	2.0
PSUs	4,095	2.4
Stock purchase rights under ESPP	43	0.1
	$9,573

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended
	September 30,
	2023	2022
Effective tax rate	0%	3%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to (i) a tax benefit from our domestic losses being recorded with a full valuation allowance, (ii) our current estimates of pre-tax profitability for the full fiscal year and (iii) the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We have recorded a net deferred tax liability of $215,000 and $146,000 at September 30, 2023 and June 30, 2023, respectively. This balance represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets and is recorded in other non-current liabilities on the accompanying unaudited condensed consolidated balance sheets. Realization of deferred tax assets is dependent upon the generation of future taxable income. As required by Accounting Standards Codification Topic 740, we have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets. We have determined that it was more likely than not that Lantronix would not realize the deferred tax assets due to our cumulative losses and uncertainty of generating future taxable income and have therefore provided a full valuation allowance against our deferred tax assets as of September 30, 2023 and June 30, 2023.

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

10.	Subsequent Event

On November 6, 2023, we announced that our Board of Directors has appointed Saleel Awsare to serve as the Company’s President and Chief Executive Officer effective as of November 20, 2023. In addition to other compensation, the Company will grant Mr. Awsare a stock unit award covering a number of shares of our common stock equal to $4,150,000 made up of a combination of RSUs and PSUs scheduled to vest over the next three years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2023 (the “Report”). This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

Embedded IoT Modules

This portfolio of embedded products provides a variety of options including Compute System-on-Module (“SOM”) or System-in-Package (“SIP”) solutions supplemented with wired and wireless network connectivity products. As the level of silicon integration continues to grow, the compute modules also provide the ability to collect digital information (Video, Audio or Sensors) and analyze/comprehend the data streams based on specific AI/ML algorithms. The new implementations of SIP devices can process multiple media streams with CV (Computer Vision) technology and the modules can be controlled remotely via ConsoleFlow™, Lantronix’s Cloud software-as-a-service (“SaaS”) platform. Our IoT compute products typically are embedded into a customer new product design, enabling advanced application functionality at the edge. These products include application processing that delivers compute to meet customer needs for data transformation, computer vision, machine learning, augmented / virtual reality, audio / video aggregation and distribution, and custom applications at the edge. Many of the products are offered with software tools intended to further accelerate our customers’ time-to-market and increase their value add. Most of our IoT embedded products are pre-certified in a number of countries thereby significantly reducing our original equipment manufacturer (“OEM”) customers’ regulatory certification costs and accelerating their time-to-market.

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

Software and Services

Our SaaS platform provides single pane of glass management for remote environment management and IoT deployments. Our platform enables customers to easily deploy, monitor, manage, and automate across their global deployments, all from a single platform login, virtually connected as though directly on each device. Our platform eliminates the need to have 24/7 personnel on site, and makes it easy to see and drill into an issue quickly, even in large scale deployments.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, sales returns and allowances, inventory valuation, restructuring charges, valuation of deferred income taxes, business combinations, valuation of goodwill and long-lived and intangible assets, stock-based compensation, litigation and other contingencies. These policies are described in further detail in our Annual Report on Form 10-K for the year ended June 30, 2023 and filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2023 (the “Form 10-K”) and have not changed significantly during the three months ended September 30, 2023 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Summary

In the three months ended September 30, 2023, our net revenue increased by $1,236,000 or 3.9%, compared to the three months ended September 30, 2022. The increase in net revenue was driven by a 30.2% increase in net revenue in our IoT System Solutions product line, as well as a 26.1% increase in net revenue in our Software & Services product line; these increases were partially offset by a 24.7% decrease in net revenues in our Embedded IoT Solutions product line. We had a net loss of $1,886,000 for the three months ended September 30, 2023 compared to a net loss of $1,653,000 for the three months ended September 30, 2022. The increase in net loss was primarily driven by an increase in operating expenses of $264,000 coupled with a reduction in gross margin percentage, which offset the increase in revenues for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$11,373	34.4%	$15,095	47.5%	$(3,722)	(24.7%	)
IoT System Solutions	19,036	57.6%	14,621	46.0%	4,415	30.2%
Software & Services	2,622	8.0%	2,079	6.5%	543	26.1%
	$33,031	100.0%	$31,795	100.0%	$1,236	3.9%

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Americas	$22,933	69.4%	$20,930	65.8%	$2,003	9.6%
EMEA	6,591	20.0%	5,201	16.4%	1,390	26.7%
APJ	3,507	10.6%	5,664	17.8%	(2,157)	(38.1%	)
	$33,031	100.0%	$31,795	100.0%	$1,236	3.9%

Embedded IoT Solutions

Net revenue decreased primarily due to lower unit sales of our embedded ethernet connectivity products in the Americas and APJ regions as well as lower unit sales of our embedded compute product line across all regions. These decreases were partially offset by an increase in revenue in our wireless communication products in the Americas and APJ regions.

IoT System Solutions

Net revenue increased primarily due to increased unit sales of our out-of-band products across all regions as well as an increase in unit sales of our converters and radio nodes products in the Americas region. These increases were partially offset by decreases in sales of our network switches in the Americas region.

Software & Services

Net revenue increased primarily due to an increase in our extended warranty services in the Americas region, mostly as a result of the Uplogix, Inc. (“Uplogix”) acquisition.

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

The following table presents our gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$14,097	42.7%	$14,036	44.1%	$61	0.4%

Gross profit as a percent of revenue (referred to as “gross margin”) decreased due primarily to charges for excess and obsolete inventories during the current quarter.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$4,741		$4,680		$61	1.3%
Professional fees and outside services	1,636		1,682		(46)	(2.7%	)
Advertising and marketing	482		582		(100)	(17.2%	)
Facilities and insurance	514		483		31	6.4%
Share-based compensation	1,273		1,405		(132)	(9.4%	)
Depreciation	334		155		179	115.5%
Other	190		170		20	11.8%
Selling, general and administrative	$9,170	27.8%	$9,157	28.8%	$13	0.1%

Selling, general and administrative expenses remained mostly consistent year-over-year. We saw a slight overall increase in personnel-related expenses due to headcount added from the Uplogix acquisition, along with higher depreciation expenses related to property and equipment for our new facilities in California and Minnesota. These increases were largely offset by (i) a reduction in share-based compensation due to the departure of our Chief Executive Officer and (ii) a reduction in advertising and marketing costs related to changes to marketing programs with customers.

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

The following table presents our research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,259		$2,961		$298	10.1%
Facilities	619		642		(23)	(3.6%	)
Outside services	176		164		12	7.3%
Product certifications	347		213		134	62.9%
Share-based compensation	428		332		96	28.9%
Other	277		214		63	29.4%
Research and development	$5,106	15.5%	$4,526	14.2%	$580	12.8%

Research and development expenses increased primarily due to an increase in personnel-related costs driven by the Uplogix acquisition and internal growth of certain engineering teams worldwide. Additionally, we incurred higher product certification costs due to the timing of internal development projects, as well as increased share-based compensation costs related to new hire grants in the current fiscal year.

Restructuring, Severance and Related Charges

During the three months ended September 30, 2023, we incurred charges of approximately $20,000 related to headcount reductions and restructuring of certain non-essential operations. During the three months ended September 30, 2022, we incurred $92,000 of restructuring, severance and related charges.

In October 2023, we undertook a reduction in our labor force to better align our staffing with our business objectives. The severance and related charges in connection with this action are expected to approximate $500,000 and will be recognized in our condensed consolidated statement of operations during the three months ending December 31, 2023.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and synergies related to our acquisitions and general business operations.

Acquisition-Related Costs

During the three months ended September 30, 2023, we did not incur any acquisition related costs. During the three months ended September 30, 2022, we incurred approximately $213,000 of costs primarily in connection with the acquisition of Uplogix. These costs were mainly comprised of banking, legal and other professional fees.

Interest Income (Expense), Net

For the three months ended September 30, 2023 and September 30, 2022, we incurred net interest expense due to borrowings on our credit facilities. We also earn interest income on our domestic cash balance.

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	September 30,	June 30,
	2023	2023	Change
	(In thousands)
Working capital	$50,153	$50,163	$(10)
Cash and cash equivalents	$19,479	$13,452	$6,027

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under our existing term loan and revolving credit facility (together, the “Senior Credit Facilities”), and cash generated from operations. We believe that our current cash holdings and net cash flows from operations are sufficient to satisfy our current obligations for the foreseeable future, and, assuming continued access to the undrawn amounts available under our Senior Credit Facilities, these combined sources will be sufficient to fund our material requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months and beyond. We continue to monitor our existing banking relationships and the availability of potential alternate sources of credit based on market conditions and our ongoing capital requirements. There can be no guarantee that we would be able to obtain any needed alternate financing on acceptable terms, or at all, or that such a financing would not result in a default under the Loan Agreement (as defined in Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report). We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

We define cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. We maintain cash and cash equivalents balances at certain financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). There can be no assurance that our deposits in excess of the FDIC limits will be backstopped by the U.S., or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

As of the date of this Report, we have full access to and control of our cash and cash equivalents balance at Silicon Valley Bank (“SVB”) and our other banking institutions. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. In April 2023, we entered into the Letter Agreement (as defined in Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report) with SVB, which, among other matters, amended the Loan Agreement to reduce the former requirement to hold 85% of our company-wide cash balances at SVB to 50% and provided a waiver of any event of default under the Loan Agreement for any failure to comply with this covenant prior to the date of the Letter Agreement. As of the date of this Report, we are in compliance with all covenants of the Loan Agreement.

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Three Months Ended
	September 30,
	2023	2022	Change
	(In thousands)
Net cash provided by (used in) operating activities	$7,498	$(4,666)	$12,164
Net cash used in investing activities	(486)	(5,606)	5,120
Net cash provided by (used in) financing activities	(985)	6,176	(7,161)

Operating Activities

Cash provided by operating activities during the three months ended September 30, 2023 increased compared to the prior year period. For the three months ended September 30, 2023, our net loss included $3,989,000 of non-cash charges, while the changes in operating assets and liabilities provided net cash of $5,395,000.

Our net inventories decreased by $3,940,000, or 7.9%, from June 30, 2023 to September 30, 2023. The decrease resulted primarily from increased shipments on certain existing large customer contracts for which we had been building up our stock levels in recent periods.

Accounts payable decreased by $3,252,000, or 26.2%, from June 30, 2023 to September 30, 2023. The reduction is primarily due to the timing of our inventory purchases and related payments to our vendors.

Other current liabilities increased by $5,249,000, or 18.2%, from June 30, 2023 to September 30, 2023. This was mostly driven by an increase in deposits related to expected future shipments under a customer contract.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2023 consisted of purchases of equipment amounting to $486,000, primarily for research and development uses. Cash used during the three months ended September 30, 2022 included the acquisition of Uplogix, which used net cash of $4,650,000 as well as purchases of plant and equipment of $946,000 primarily related to building out and furnishing our new lease facilities in California and Minnesota.

Financing Activities

Net cash used in financing activities during the three months ended September 30, 2023 resulted primarily from principal payments on the Senior Credit Facilities as well as tax withholdings paid on behalf of employees for restricted shares. Net cash provided by financing activities during the three months ended September 30, 2022 resulted primarily from $7,000,000 in gross proceeds received from our Senior Credit Facilities with SVB partially offset by payments on the term loan as well as tax withholdings paid on behalf of employees for restricted shares.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weakness identified and described below.

In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our interim Unaudited Condensed Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Accordingly, management believes that the Unaudited Condensed Consolidated Financial Statements included in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

As previously reported in our management’s report on internal control over financial reporting within our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, we identified a material weakness in internal control related to the design and implementation of information technology general controls related to the Company’s information systems that are relevant to the preparation of consolidated financial statements. Specifically, we did not design and maintain user access controls to adequately restrict user access to the financial application and data to appropriate Company personnel.

Remediation Efforts to Address the Material Weaknesses Existing in the Current Period

Management has initiated a remediation plan to enhance the design of information technology general controls related to user access by implementing controls over user access including monitoring controls and enforcing proper segregation of duties within IT environments based on roles and responsibilities. The material weakness will not be considered remediated until the controls have operated effectively, as evidenced through testing, for a sufficient number of instances. We expect that the remediation of this material weakness will be completed during the fiscal year ending June 30, 2024.

Changes in Internal Control over Financial Reporting

Other than the ongoing changes to our controls associated with remediating the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2023 (the “Report”), which is incorporated herein by reference, for a discussion of legal proceedings.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves numerous risks and uncertainties. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section, as well as other information contained in this Report and in our other filings with the Securities and Exchange Commission (“SEC”). This section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto included in Item 1 of this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Report. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or prospects could be materially harmed. In that event, the market price for our common stock could decline and you could lose all or part of your investment. In addition, risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business.

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC on September 12, 2023.  There have been no material changes to the risks and uncertainties previously disclosed in such Annual Report on Form 10-K, except for those risks marked with an asterisk (*) below.

Risks Related to Our Operations and Industry

We have experienced and may in the future experience constraints in the supply of certain materials and components that could affect our operating results.

Some of our integrated circuits are only available from a single source and in some cases, are no longer being manufactured. From time to time, integrated circuits, and potentially other components used in our products, will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have been in the past and may in the future be subject to market shortages and substantial price fluctuations, whether due to the COVID-19 pandemic, the war between Ukraine and Russia, potential conflict in the Middle East, recent tensions between China and Taiwan or otherwise. From time to time, we have been unable to meet customer orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components, including semiconductor chips, or technology for our products and instead purchase components on a purchase order basis. If we are unable to purchase components from these suppliers, our product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenue, risk losing customers and risk harm to our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations. For instance, we continue to experience long lead times and delays in shipments of semiconductor chips. As a result, we have sought alternate sources of certain components, which have been at a higher cost. Because semiconductor chips continue to be subject to an ongoing significant shortage, our ability to source components that use semiconductor chips has been adversely affected. These supply interruptions have resulted in increased component delivery lead times and increased costs to obtain components with available semiconductor chips. To the extent this semiconductor chip shortage or other shortages continue, the production of our products may be impacted.

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

The effect of a pandemic or major public health concern such as the COVID-19 pandemic could result in material adverse effects on our business, financial position, results of operations and cash flows.

The COVID-19 pandemic or another pandemic or similar outbreak has had, and may in the future have, an adverse impact on the economy generally, our business and the businesses of our suppliers, and our results of operations and financial condition. For example, the COVID-19 pandemic resulted in industry events, trade shows and business travel being suspended, cancelled and/or significantly curtailed. If these activities are suspended, cancelled and/or significantly curtailed in the future, whether due to surges of COVID-19 or other possible pandemics and similar outbreaks, our sales may be negatively impacted in the future.

In addition, the impact of the COVID-19 pandemic or other possible pandemics subject us to various risks and uncertainties that could materially adversely affect our business, results of operations and financial condition, including the following:

•	significant volatility or decreases in the demand for our products or extended sales cycles;

•	changes in customer behavior and preferences, as customers may experience financial difficulties and/or may delay orders or reduce their spending;

•	adverse impacts on our ability to distribute or deliver our products or services, as well as temporary disruptions, restrictions or closures of the facilities of our suppliers or customers and their contract manufacturers;

•	further disruptions in our contract manufacturers’ ability to manufacture our products, as some contract manufacturers and suppliers of materials used in the production of our products are, or may be, located in areas more severely impacted by COVID-19 or another possible pandemic, which has limited and could further limit our ability to obtain sufficient materials to produce and manufacture our products; and

•	volatility in the availability of raw materials and components that our contract manufacturers purchase and volatility in raw material and other input costs.

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

In light of these risks and uncertainties, we may not be able to establish or maintain market share for our software and SaaS offerings. As we develop new product lines, we must adapt to market conditions that are unfamiliar to us, such as competitors and distribution channels that are different from those we have known in the past. We have and will encounter competition from other solutions providers, many of whom may have more significant resources than us with which to compete. There can be no assurance that we will recover our investments in this segment, that we will receive meaningful revenue from or realize a profit from this new segment.

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

We have a lengthy sales cycle for many of our products that generally extends between six and 24 months and sometimes longer due to a lengthy customer evaluation and approval process. The length of this process can be affected by factors over which we have little or no control, including the customer’s budgetary constraints, timing of the customer’s budget cycles, and concerns by the customer about the introduction of new products by us or by our competitors. As a result, sales cycles for customer orders vary substantially among different customers. The lengthy sales cycle is one of the factors that has caused, and may continue to cause, our revenues and operating results to vary significantly from quarter to quarter. In addition, we may incur substantial expenses and devote significant management effort to develop potential relationships that do not result in agreements or revenues, which may prevent us from pursuing other opportunities. Accordingly, excessive delays in sales could be material and adversely affect our business, financial condition or results of operations.

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

We may pursue acquisitions, strategic partnerships and joint ventures that we believe would allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with distributors, OEMs and ODMs. For instance, we acquired Maestro, Intrinsyc, the Transition Networks and Net2Edge businesses of Communication Systems, Inc., and Uplogix, Inc. in calendar years 2019, 2020, 2021 and 2022, respectively. Our previous acquisitions have required, and any future acquisition, partnership, joint venture or investment may also require, that we pay significant cash, issue equity and/or incur substantial debt. Acquisitions, partnerships or joint ventures may also result in the loss of key personnel and the dilution of existing stockholders to the extent we are required to issue equity securities. In addition, acquisitions, partnerships or joint ventures require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may not result in expected synergies, an increase in revenues or earnings or the delivery of new products, may contribute to increased fixed costs, and may expose us to unanticipated liabilities. If any of these occur, we may fail to meet our business objectives and our business, financial condition and operating results could be materially and adversely affected.

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

In connection with certain implementations of our management software platform, application, and SaaS offering, ConsoleFlow™, we expect to store, convey and process data produced by devices. This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business. It is important for us to maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business to provide a reasonable level of reliability and security. Despite available security measures and other precautions, the infrastructure and transmission methods used by our products and services may be vulnerable to interception, attack or other disruptive problems.

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

We regularly maintain domestic cash deposits in the Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to widespread demands for customer withdrawals and liquidity constraints that may result in market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) failed and was taken into receivership by the FDIC. At that time, we maintained deposits amounting to approximately 85% of our total cash at SVB. On March 12, 2023, federal regulators announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors, and on March 26, 2023, the assets, deposits and loans of SVB were acquired by First Citizens Bank. While we were able to regain full access to our deposits with SVB and have taken steps to diversify our banking relationships since then, our loan agreement with SVB currently requires us to hold 50% of our company-wide cash balances at SVB, and consequently any future failure of that bank could simultaneously prevent access to both a substantial portion of our cash holdings and to our credit line for funds needed to meet our working capital requirements and other financial commitments. Our cash balances are concentrated at a small number of financial institutions. In addition, current macroeconomic conditions caused turmoil in the banking sector since the failure of SVB. For example, on March 12, 2023, Signature Bank Corp. and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023, the FDIC took control of First Republic Bank and brokered its sale to JPMorgan Chase. Further bank failures, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, including disruptions that may cause delays in our ability to transfer funds, make payments, or withdraw funds whether held with SVB or other banks, could adversely impact our liquidity and financial performance. A failure to timely access our cash on deposit with SVB or other banks could require the scaling back of our operations and production, negatively affect our credit, and prevent us from fulfilling contractual obligations. Moreover, there can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis, and such uninsured deposits may ultimately be lost. In addition, if any of the parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

The terms of our existing term loan and revolving credit facility restrict, among other things, our ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. Further, we are currently and may in the future be required to maintain specified financial ratios, including pursuant to a maximum leverage ratio, a minimum fixed charge coverage ratio or a minimum liquidity test. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to our amended credit agreement and the related loan and security agreement, we have pledged substantially all of our assets to our senior lender, SVB. In addition, our loan agreement with SVB currently requires us to hold 50% of our company-wide cash balances at SVB, which may limit our ability to manage our cash holdings effectively and could put a substantial portion of those holdings at risk in the event of a bank failure.

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

Risks generally associated with a company-wide implementation of an enterprise resource planning (“ERP”) system may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.

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

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part I, Item 4 of this Report, management identified a material weakness related to the design and implementation of information technology general controls related to the Company’s information systems that are relevant to the preparation of consolidated financial statements. Specifically, we did not design and maintain user access controls to adequately restrict user access to the financial application and data to appropriate Company personnel. As a result, management concluded that our internal control over financial reporting was not effective as of September 30, 2023. We are implementing remedial measures and, while there can be no assurance that our efforts will be successful, we plan to remediate the material weakness prior to the end of fiscal 2024. These measures will result in additional technology and other expenses. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8-K	3.2	11/15/2012

10.1*	Form of Executive Officer Retention Letter		8-K	10.1	07/05/2023

10.2*	Employment Agreement dated October 31, 2023 between Lantronix, Inc. and Saleel Awsare		8-K	10.1	11/06/2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

*	Indicates management contract or compensatory plan, contract or arrangement.
+	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: November 8, 2023	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

