Form 10-Q
period 2023-12-31
LANTRONIX INC
filed 2024-02-08
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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

As of February 1, 2024, there were 37,476,826 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended December 31, 2023 (the “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, expectations regarding the impact of the COVID-19 pandemic or similar outbreaks and other statements regarding matters that are not historical are forward-looking statements.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$22,146	$13,452
Accounts receivable, net	30,381	27,682
Inventories, net	42,774	49,736
Contract manufacturers' receivables	1,767	3,019
Prepaid expenses and other current assets	2,839	2,662
Total current assets	99,907	96,551
Property and equipment, net	4,815	4,629
Goodwill	27,824	27,824
Intangible assets, net	7,871	10,565
Lease right-of-use assets	10,617	11,583
Other assets	589	472
Total assets	$151,623	$151,624

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,595	$12,401
Accrued payroll and related expenses	3,303	2,431
Current portion of long-term debt, net	3,002	2,743
Other current liabilities	32,089	28,813
Total current liabilities	47,989	46,388
Long-term debt, net	14,720	16,221
Other non-current liabilities	12,138	11,459
Total liabilities	74,847	74,068

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	299,385	295,686
Accumulated deficit	(222,984)	(218,505)
Accumulated other comprehensive income	371	371
Total stockholders' equity	76,776	77,556
Total liabilities and stockholders' equity	$151,623	$151,624

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net revenue	$37,038	$31,506	$70,069	$63,301
Cost of revenue	22,007	17,712	40,941	35,471
Gross profit	15,031	13,794	29,128	27,830
Operating expenses:
Selling, general and administrative	10,224	9,813	19,394	18,970
Research and development	4,725	5,084	9,831	9,610
Restructuring, severance and related charges	530	82	550	174
Acquisition-related costs	–	102	–	315
Fair value remeasurement of earnout consideration	–	(673)	(9)	(673)
Amortization of intangible assets	1,310	1,497	2,694	2,916
Total operating expenses	16,789	15,905	32,460	31,312
Loss from operations	(1,758)	(2,111)	(3,332)	(3,482)
Interest expense, net	(232)	(354)	(570)	(616)
Other income (expense), net	(23)	(26)	(4)	8
Loss before income taxes	(2,013)	(2,491)	(3,906)	(4,090)
Provision for income taxes	580	118	573	172
Net loss	$(2,593)	$(2,609)	$(4,479)	$(4,262)

Net loss per share - basic and diluted	$(0.07)	$(0.07)	$(0.12)	$(0.12)

Weighted-average common shares - basic and diluted	37,354	36,352	37,170	35,883

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended December 31, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2023	37,260	$4	$297,007	$(220,391)	$371	$76,991
Shares issued pursuant to stock awards, net	216	–	406	–	–	406
Tax withholding paid on behalf of employees for restricted shares	–	–	(204)	–	–	(204)
Share-based compensation	–	–	2,176	–	–	2,176
Net loss	–	–	–	(2,593)	–	(2,593)
Balance at December 31, 2023	37,476	$4	$299,385	$(222,984)	$371	$76,776

	Three Months Ended December 31, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2022	36,239	$4	$290,541	$(211,178)	$371	$79,738
Shares issued pursuant to stock awards, net	278	–	708	–	–	708
Tax withholding paid on behalf of employees for restricted shares	–	–	(184)	–	–	(184)
Share-based compensation	–	–	1,865	–	–	1,865
Net loss	–	–	–	(2,609)	–	(2,609)
Balance at December 31, 2022	36,517	$4	$292,930	$(213,787)	$371	$79,518

	Six Months Ended December 31, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2023	36,875	$4	$295,686	$(218,505)	$371	$77,556
Shares issued pursuant to stock awards, net	601	–	500	–	–	500
Tax withholding paid on behalf of employees for restricted shares	–	–	(719)	–	–	(719)
Share-based compensation	–	–	3,918	–	–	3,918
Net loss	–	–	–	(4,479)	–	(4,479)
Balance at December 31, 2023	37,476	$4	$299,385	$(222,984)	$371	$76,776

	Six Months Ended December 31, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2022	35,129	$4	$289,046	$(209,525)	$371	$79,896
Shares issued pursuant to stock awards, net	1,388	–	729	–	–	729
Tax withholding paid on behalf of employees for restricted shares	–	–	(498)	–	–	(498)
Share-based compensation	–	–	3,653	–	–	3,653
Net loss	–	–	–	(4,262)	–	(4,262)
Balance at December 31, 2022	36,517	$4	$292,930	$(213,787)	$371	$79,518

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended December 31,
	2023	2022
Operating activities
Net loss	$(4,479)	$(4,262)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	3,918	3,653
Depreciation and amortization	1,027	791
Amortization of intangible assets	2,694	2,916
Amortization of manufacturing profit in acquired inventory associated with acquisitions	506	104
Loss on disposal of property and equipment	–	(10)
Amortization of deferred debt issuance costs	55	50
Fair value remeasurement of earnout consideration	(9)	(673)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(2,699)	487
Inventories	6,456	(7,991)
Contract manufacturers' receivable	1,252	670
Prepaid expenses and other current assets	(177)	2,080
Lease right-of-use assets	966	831
Other assets	(117)	(105)
Accounts payable	(2,830)	(4,421)
Accrued payroll and related expenses	872	(1,782)
Other liabilities	4,055	(2,289)
Net cash provided by (used in) operating activities	11,490	(9,951)

Investing activities
Purchases of property and equipment	(1,189)	(1,994)
Cash payment for acquisitions, net of cash and cash equivalents acquired	–	(4,650)
Net cash used in investing activities	(1,189)	(6,644)

Financing activities
Net proceeds from issuances of common stock	500	729
Tax withholding paid on behalf of employees for restricted shares	(719)	(498)
Net proceeds from issuance of debt	–	4,909
Payment of borrowings on term loan	(1,297)	(957)
Net proceeds from borrowing on line of credit	–	2,000
Payment of lease liabilities	(91)	(4)
Net cash provided by (used in) financing activities	(1,607)	6,179
Increase (decrease) in cash and cash equivalents	8,694	(10,416)
Cash and cash equivalents at beginning of period	13,452	17,221
Cash and cash equivalents at end of period	$22,146	$6,805

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2023, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC on September 12, 2023. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at December 31, 2023, the consolidated results of our operations for the three and six months ended December 31, 2023 and our consolidated cash flows for the six months ended December 31, 2023. All intercompany accounts and transactions have been eliminated.

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

The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Recent Accounting Pronouncements

Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued a final standard on improvements to income tax disclosures. The new standard requires disaggregated information about a company’s effective tax rate reconciliation and information on income taxes paid. The standard will be effective for Lantronix beginning with our annual financial statements for the fiscal year ending June 30, 2026. We have not yet determined the impact of adopting this guidance on our financial statements.

Segment Disclosures

In November 2023, the FASB issued a new Accounting Standards Update (“ASU”) requiring incremental disclosures related to a public company’s reportable segments. The new guidance was issued primarily to provide financial statement users with more disaggregated expense information about a company’s reportable segments. The guidance does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The guidance is effective for Lantronix on a retrospective basis beginning with our annual financial statements for the fiscal year ending June 30, 2025. We have not yet determined the impact of adopting this guidance on our financial statements.

Current Expected Credit Losses

In June 2016, the FASB issued an ASU requiring financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The ASU eliminates the threshold for initial recognition in current U.S. GAAP and reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The ASU became effective for Lantronix at the beginning of our first quarter of fiscal year 2024. The adoption of this guidance did not have a material effect on our consolidated financial statements.

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

Revenue is recognized exclusive of (i) any taxes collected from customers, which are subsequently remitted to governmental authorities and (ii) shipping and handling costs collected from customers.

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

We prepay sales commissions related to certain of these contracts, which are incremental costs of obtaining the contract. We capitalize these costs and expense them ratably on a straight-line basis over the life of the contract. At December 31, 2023, prepaid sales commissions included in prepaid expenses and other current assets totaled $181,000 and those included in other assets totaled $172,000.

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

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Embedded IoT Solutions	$11,764	$13,668	$23,137	$28,763
IoT System Solutions	23,022	14,913	42,058	29,534
Software & Services	2,252	2,925	4,874	5,004
	$37,038	$31,506	$70,069	$63,301

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Americas	$20,601	$19,688	$43,534	$40,618
EMEA	12,886	4,905	19,477	10,106
Asia Pacific Japan	3,551	6,913	7,058	12,577
	$37,038	$31,506	$70,069	$63,301

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

Product revenues	94%	91%	93%	92%
Service revenues	6%	9%	7%	8%

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

The following table presents the changes in our deferred revenue balance for the six months ended December 31, 2023 (in thousands):

Balance, June 30, 2023	$3,381
New performance obligations	4,521
Recognition of revenue from satisfying performance obligations	(2,717)
Balance, December 31, 2023	5,185
Less: non-current portion of deferred revenue	(2,407)
Current portion, December 31, 2023	$2,778

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 5 years.

3.	Acquisition

Remeasurement of Earnout Consideration from Uplogix Acquisition

Our September 12, 2022 merger agreement with Uplogix, Inc. (“Uplogix”) provided for the holders of Uplogix note agreements, and certain former Uplogix employees, with the right to receive up to an additional $4,000,000 in the aggregate (the “Earnout Amount”), payable after the closing of the acquisition based on revenue targets for the business of Uplogix as specified in the merger agreement. The Earnout Amount was based on Uplogix achieving revenue of $7,000,000 to $14,000,000 for the period beginning at the September 12, 2022 closing date and ending on September 30, 2023. The earnout liability was paid out in full in December 2023.

The table below presents the change in the earnout consideration liability through December 31, 2023 (in thousands):

Balance at June 30, 2023	$1,271
Final remeasurement estimate	(9)
Payments	(1,262)
Balance at December 31, 2023	$–

4.	Supplemental Financial Information

Inventories

	December 31,	June 30,
	2023	2023
	(In thousands)
Finished goods	$20,447	$25,670
Raw materials	22,327	24,066
Inventories	$42,774	$49,736

Other Liabilities

The following table presents details of our other liabilities:

	December 31,	June 30,
	2023	2023
	(In thousands)
Current
Accrued variable consideration	$2,546	$2,167
Customer deposits and refunds	20,166	16,344
Accrued raw materials purchases	165	267
Deferred revenue	2,778	2,493
Lease liability	1,914	1,859
Taxes payable	646	647
Warranty reserve	668	788
Other accrued operating expenses	3,206	4,248
Total other current liabilities	$32,089	$28,813

Non-current
Lease liability	$9,447	$10,425
Deferred tax liability	284	146
Deferred revenue	2,407	888
Total other non-current liabilities	$12,138	$11,459

The customer deposits and refunds balances in the table above include a significant deposit from a customer as prepayment for expected future shipments under their contract.

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(In thousands, except per share data)
Numerator:
Net loss	$(2,593)	$(2,609)	$(4,479)	$(4,262)
Denominator:
Weighted-average common shares outstanding - basic and diluted	37,354	36,352	37,170	35,883

Net loss per share - basic and diluted	$(0.07)	$(0.07)	$(0.12)	$(0.12)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(In thousands)
Common stock equivalents	608	524	560	713

Intangible Assets

The following table presents details of intangible assets:

	December 31, 2023			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$6,331	$(4,587)	$1,744	$6,331	$(3,881)	$2,450
Customer relationships	17,528	(11,401)	6,127	17,528	(9,487)	8,041
Trademark and trade name	1,425	(1,425)	–	1,425	(1,351)	74
	$25,284	$(17,413)	$7,871	$25,284	$(14,719)	$10,565

We do not currently have any intangible assets with indefinite useful lives.

As of December 31, 2023, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2024 (remainder)	$2,620
2025	3,685
2026	1,177
2027	326
2028	63
$7,871

Restructuring, Severance and Related Charges

In October 2023, we undertook a reduction in our labor force to better align our staffing with our business objectives. The severance and related charges in connection with this action approximated just over $500,000.

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Six Months Ended
December 31,
2023
(In thousands)
Beginning balance	$97
Charges	550
Payments	(553)
Ending balance	$94

These balances are recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheets.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Six Months Ended December 31,
	2023	2022
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$24	$216
Fair value of earnout consideration from acquisitions at the closing dates	$–	$1,718

5.	Warranty Reserve

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

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheets:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2023	2023
	(In thousands)
Beginning balance	$788	$594
Charged to cost of revenue	7	352
Usage	(127)	(158)
Ending balance	$668	$788

6.	Bank Loan Agreements

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

The Amendment, among other things, provided for an additional term loan in the original principal amount of $5,000,000 that matures on August 2, 2025. The Senior Credit Facilities bears interest at Term Secured Overnight Financing Rate (“SOFR”) or the Prime Rate, at the option of Lantronix, plus a margin that ranges from 3.10% to 4.10% in the case of Term SOFR and 1.50% to 2.50% in the case of the Prime Rate, depending on our total leverage with a Term SOFR floor of 1.50% and a Prime Rate floor of 3.25%. The Amendment reduced the minimum liquidity requirement from $5,000,000 to $4,000,000. As a condition to entering into the Amendment, we were obligated to pay a nonrefundable facility increase fee in the amount of $25,000. The Senior Credit Facilities mature on August 2, 2025. The Senior Credit Facilities are secured by substantially all of our assets.

In April 2023, we entered into a Letter Agreement (the “Letter Agreement”) with SVB, which, among other matters, amended the Loan Agreement to reduce the former requirement to hold 85% of our company-wide cash balances at SVB to 50%, and provided a waiver of any event of default under the Loan Agreement for any failure to comply with this covenant prior to the date of the Letter Agreement.

The following table summarizes our outstanding debt under the Senior Credit Facilities:

	December 31,	June 30,
	2023	2023
	(In thousands)
Outstanding borrowings on term loan	$17,896	$19,194
Less: Unamortized debt issuance costs	(174)	(230)
Net Carrying amount of debt	17,722	18,964
Less: Current portion	(3,002)	(2,743)
Non-current portion	$14,720	$16,221

Outstanding borrowings on revolving credit facility	$–	$–

During the three and six months ended December 31, 2023, we recognized $436,000 and $886,000, respectively, of interest expense in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of debt issuance associated with the borrowings under the Senior Credit Facilities.

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

Stock Options

The following table presents a summary of activity with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2023	1,325	$3.65
Expired	(515)	3.87
Exercised	(142)	1.72
Balance of options outstanding at December 31, 2023	668	$3.90

Restricted Stock Units (“RSUs”)

The following table presents a summary of activity with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2023	1,189	$5.70
Granted	1,215	4.70
Forfeited	(67)	5.21
Vested	(386)	5.62
Balance of RSUs outstanding at December 31, 2023	1,951	$5.11

Performance Stock Units (“PSUs”)

The following table presents a summary of activity with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2023	931
Granted	1,148
Forfeited	(346)
Vested	(173)
Balance of PSUs outstanding at December 31, 2023	1,560

Employee Stock Purchase Plan (“ESPP”)

The following table presents a summary of activity under our ESPP:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2023	381
Shares issued	(92)
Shares available for issuance at December 31, 2023	289

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(In thousands)
Cost of revenue	$64	$61	$105	$112
Selling, general and administrative	1,628	1,434	2,901	2,839
Research and development	484	370	912	702
Total share-based compensation expense	$2,176	$1,865	$3,918	$3,653

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of December 31, 2023:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$288	2.5
RSUs	9,173	2.3
PSUs	6,488	1.7
Stock purchase rights under ESPP	126	0.4
	$16,075

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Effective tax rate	29%	5%	15%	4%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to (i) a tax benefit from our domestic losses being recorded with a full valuation allowance, (ii) our current estimates of pre-tax profitability for the full fiscal year and (iii) the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We have recorded a net deferred tax liability of $284,000 and $146,000 at December 31, 2023 and June 30, 2023, respectively. This balance represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets and is recorded in other non-current liabilities on the accompanying unaudited condensed consolidated balance sheets.

The realization of deferred tax assets is dependent upon the generation of future taxable income. As required by Accounting Standards Codification Topic 740, we have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets. We have determined that it was more likely than not that Lantronix would not realize the deferred tax assets due to our cumulative losses and uncertainty of generating future taxable income and have therefore provided a full valuation allowance against our deferred tax assets as of December 31, 2023 and June 30, 2023.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended December 31, 2023 (this “Report”). This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, sales returns and allowances, inventory valuation, restructuring charges, valuation of deferred income taxes, business combinations, valuation of goodwill and long-lived and intangible assets, stock-based compensation, litigation and other contingencies. These policies are described in further detail in our Annual Report on Form 10-K for the year ended June 30, 2023 and filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2023 (the “Form 10-K”) and have not changed significantly during the six months ended December 31, 2023 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022

Summary

In the three months ended December 31, 2023, our net revenue increased by $5,532,000 or 17.6%, compared to the three months ended December 31, 2022. The increase in net revenue was driven by a 54.4% increase in net revenue in our IoT System Solutions product line, partially offset by a 13.9% decrease in net revenue in our Embedded IoT Solutions product line and a 23.0% decrease in our Software & Services product line. We had a net loss of $2,593,000 for the three months ended December 31, 2023 compared to a net loss of $2,609,000 for the three months ended December 31, 2022. The decrease in net loss was primarily driven by the increase in revenues for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, partially offset by an increase in operating expenses of $884,000 and a reduction in gross margin percentage.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$11,764	31.8%	$13,668	43.4%	$(1,904)	(13.9%	)
IoT System Solutions	23,022	62.2%	14,913	47.3%	8,109	54.4%
Software & Services	2,252	6.0%	2,925	9.3%	(673)	(23.0%	)
	$37,038	100.0%	$31,506	100.0%	$5,532	17.6%

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Americas	$20,601	55.6%	$19,688	62.5%	$913	4.6%
EMEA	12,886	34.8%	4,905	15.6%	7,981	162.7%
APJ	3,551	9.6%	6,913	21.9%	(3,362)	(48.6%	)
	$37,038	100.0%	$31,506	100.0%	$5,532	17.6%

Embedded IoT Solutions

Net revenue decreased primarily due to lower unit sales of our network interface cards and our GPS modules across all regions. These decreases were partially offset by an increase in revenue in our embedded ethernet connectivity products in the APJ region, as well as our wireless communication products in the Americas and APJ regions.

IoT System Solutions

Net revenue increased primarily due to increased unit sales in our EMEA region related to our custom solutions, as we ramped volume production for a European smart energy grid provider, as well as an increase in unit sales of our out-of-band products in the Americas and EMEA regions. These increases were partially offset by decreases in sales of our network switches products in the Americas region.

Software & Services

Net revenue decreased primarily due to a decrease in our engineering services revenue in the EMEA region as two of our large design services projects recently transitioned from the design phase to full production.

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

The following table presents our gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$15,031	40.6%	$13,794	43.8%	$1,237	9.0%

Gross profit as a percent of revenue (referred to as “gross margin”) decreased due primarily to our (i) product sales mix and (ii) higher international freight and related costs in the current quarter.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,378		$5,020		$358	7.1%
Professional fees and outside services	1,067		1,392		(325)	(23.3%	)
Advertising and marketing	553		466		87	18.7%
Facilities and insurance	1,000		872		128	14.7%
Share-based compensation	1,628		1,434		194	13.5%
Depreciation	338		260		78	30.0%
Other	260		369		(109)	(29.5%	)
Selling, general and administrative	$10,224	27.6%	$9,813	31.1%	$411	4.2%

Selling, general and administrative expenses increased primarily due to an increase in personnel-related expenses arising from certain variable compensation costs. We also saw increases in (i) share-based compensation related to the hiring of our new chief executive officer and (ii) insurance premiums and certain facility-related costs. These increases were partially offset by reductions in certain professional fees and outside services related to both our financial audit compliance activities, and our enterprise resource planning (“ERP”) implementation from the prior year.

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

The following table presents our research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,319		$3,267		$52	1.6%
Facilities	593		630		(37)	(5.9%	)
Outside services	116		210		(94)	(44.8%	)
Product certifications	5		319		(314)	(98.4%	)
Share-based compensation	484		370		114	30.8%
Other	208		288		(80)	(27.8%	)
Research and development	$4,725	12.8%	$5,084	16.1%	$(359)	(7.1%	)

Research and development expenses decreased primarily due to (i) lower product certification expenses resulting from the timing of costs incurred on various ongoing development projects and (ii) slightly lower costs for outsourced resources.

Results of Operations – Six Months Ended December 31, 2023 Compared to the Six Months Ended December 31, 2022

Summary

In the six months ended December 31, 2023, our net revenue increased by $6,768,000 or 10.7%, compared to the six months ended December 31, 2022. The increase in net revenue was driven by a 42.4% increase in net revenue in our IoT System Solutions product line, partially offset by a 19.6% decrease in net revenue in our Embedded IoT Solutions product line as well as a 2.6% decrease in revenue in our Software & Services product line. We had a net loss of $4,479,000 for the six months ended December 31, 2023 compared to a net loss of $4,262,000 for the six months ended December 31, 2022. The increase in net loss was primarily driven by an increase in operating expenses of $1,148,000 coupled with a reduction in gross margin percentage, which offset the increase in revenues for the six months ended December 31, 2023 compared to the six months ended December 31, 2022.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$23,137	33.0%	$28,763	45.4%	$(5,626)	(19.6%	)
IoT System Solutions	42,058	60.0%	29,534	46.7%	12,524	42.4%
Software & Services	4,874	7.0%	5,004	7.9%	(130)	(2.6%	)
	$70,069	100.0%	$63,301	100.0%	$6,768	10.7%

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Americas	$43,534	62.1%	$40,618	64.2%	$2,916	7.2%
EMEA	19,477	27.8%	10,106	16.0%	9,371	92.7%
APJ	7,058	10.1%	12,577	19.8%	(5,519)	(43.9%	)
	$70,069	100.0%	$63,301	100.0%	$6,768	10.7%

Embedded IoT Solutions

Net revenue decreased primarily due to lower units sales of (i) our embedded ethernet connectivity products in the Americas and EMEA regions, (ii) our embedded compute product line in the Americas and APJ regions, and (iii) our network interface cards in the Americas and EMEA regions. These decreases were partially offset by an increase in revenue in our wireless communication products in the Americas and APJ regions.

IoT System Solutions

Net revenue increased primarily due to increases in units sales of (i) our custom solutions, as we ramped volume production for a European smart energy grid provider in the current period, (ii) our out-of-band products in the Americas and EMEA regions, and (iii) our converters and radio nodes products in the Americas region. These increases were partially offset by decreases in sales of our network switches in the Americas region.

Software & Services

Net revenue remained mostly flat due to a year over year decline in our engineering services, mostly offset by growth in our extended warranty services.

Gross Profit

The following table presents our gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$29,128	41.6%	$27,830	44.0%	$1,298	4.7%

Gross profit as a percent of revenue (referred to as “gross margin”) decreased due primarily to our (i) product sales mix and (ii) higher international freight and related costs in the current year period.

Selling, General and Administrative

The following table presents our selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$10,119		$9,700		$419	4.3%
Professional fees and outside services	2,703		3,074		(371)	(12.1%	)
Advertising and marketing	1,035		1,048		(13)	(1.2%	)
Facilities and insurance	1,514		1,355		159	11.7%
Share-based compensation	2,901		2,839		62	2.2%
Depreciation	672		415		257	61.9%
Other	450		539		(89)	(16.5%	)
Selling, general and administrative	$19,394	27.7%	$18,970	30.0%	$424	2.2%

Selling, general and administrative expenses increased primarily due to (i) an increase in personnel related expenses arising from certain variable compensation costs, (ii) an increase in depreciation expense related to new equipment and certain business analysis tools that we added in the current year, and (iii) increases in insurance premiums and various facility-related costs. These increases were partially offset by reductions in professional fees and outside services related to both our financial audit compliance activities and our ERP implementation from the prior year.

Research and Development

The following table presents our research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2023	Revenue	2022	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$6,578		$6,228		$350	5.6%
Facilities	1,212		1,272		(60)	(4.7%	)
Outside services	292		374		(82)	(21.9%	)
Product certifications	352		532		(180)	(33.8%	)
Share-based compensation	912		702		210	29.9%
Other	485		502		(17)	(3.4%	)
Research and development	$9,831	14.0%	$9,610	15.2%	$221	2.3%

Research and development expenses increased primarily due to an increase in personnel-related costs related to variable compensation expenses and increased share-based compensation costs for various equity award grants made in the current fiscal year. These increases were partially offset by a reduction in product certification expenses resulting from the timing of costs incurred on various ongoing development projects.

Restructuring, Severance and Related Charges

During the three and six months ended December 31, 2023, we incurred charges of approximately $530,000 and $550,000, respectively, related to headcount reductions and restructuring of certain non-essential operations. During the three and six months ended December 31, 2022, we incurred $82,000 and $174,000, respectively, of restructuring, severance and related charges.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and synergies related to our acquisitions and general business operations.

Acquisition-Related Costs

During the three and six months ended December 31, 2023, we did not incur any acquisition-related costs. During the six months ended December 31, 2022, we incurred approximately $315,000 of costs related to the acquisition of Uplogix. These costs were mainly comprised of banking, legal and other professional fees.

Interest Income (Expense), Net

For the three and six months ended December 31, 2023 and December 31, 2022, we incurred net interest expense due to borrowings on our credit facilities. We also earn interest income on our domestic cash balance.

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	December 31,	June 30,
	2023	2023	Change
	(In thousands)
Working capital	$51,918	$50,163	$1,755
Cash and cash equivalents	$22,146	$13,452	$8,694

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under our existing term loan and revolving credit facility (together, the “Senior Credit Facilities”), and cash generated from operations. We are subject to a variable amount of interest on the principal balance of our Senior Credit Facilities and could be adversely impacted by rising interest rates in the future. We believe that our current cash holdings and net cash flows from operations are sufficient to satisfy our current obligations for the foreseeable future, and, assuming continued access to the undrawn amounts available under our Senior Credit Facilities, these combined sources will be sufficient to fund our material requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months and beyond. We continue to monitor our existing banking relationships and the availability of potential alternate sources of credit based on market conditions and our ongoing capital requirements. There can be no guarantee that we would be able to obtain any needed alternate financing on acceptable terms, or at all, or that such a financing would not result in a default under the Loan Agreement (as defined in Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report). We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Six Months Ended December 31,
	2023	2022	Change
		(In thousands)
Net cash provided by (used in) operating activities	$11,490	$(9,951)	$21,441
Net cash used in investing activities	(1,189)	(6,644)	5,455
Net cash provided by (used in) financing activities	(1,607)	6,179	(7,786)

Operating Activities

Cash provided by operating activities during the six months ended December 31, 2023 increased compared to the prior year period. We used cash from operations in the prior year due to the build-up of our inventories and decreases in our accounts payable and accrued liabilities. For the six months ended December 31, 2023, our net loss included $8,191,000 of non-cash charges, while the changes in operating assets and liabilities provided net cash of $7,778,000.

Our net inventories decreased by $6,962,000, or 14.0%, from June 30, 2023 to December 31, 2023. The decrease resulted primarily from increased shipments on certain existing large customer contracts for which we had been building up our stock levels in recent periods.

Accounts payable decreased by $2,806,000, or 22.6%, from June 30, 2023 to December 31, 2023. The reduction is primarily due to the decrease in our inventories and the timing of payments to our vendors.

Accounts receivable increased by $2,699,000, or 9.8%, from June 30, 2023. The increase is primarily due to the increased sales during the current quarter coupled with timing of payments received from our customers.

Other current liabilities increased by $3,276,000, or 11.4%, from June 30, 2023 to December 31, 2023. This was mostly driven by an increase in deposits related to expected future shipments under a customer contract.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2023 consisted of purchases of equipment amounting to $1,189,000, primarily for research and development and certain business analysis tools. Cash used during the six months ended December 31, 2022 included the acquisition of Uplogix, which used net cash of $4,650,000, as well as purchases of plant and equipment of $1,994,000 primarily related to building out and furnishing our new lease facilities in California and Minnesota.

Financing Activities

Net cash used in financing activities during the six months ended December 31, 2023 resulted primarily from principal payments on the Senior Credit Facilities as well as tax withholdings paid on behalf of employees for restricted shares. Net cash provided by financing activities during the six months ended December 31, 2022 resulted primarily from $7,000,000 in gross proceeds received from our Senior Credit Facilities with SVB partially offset by payments on the term loan as well as tax withholdings paid on behalf of employees for restricted shares.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weakness identified and described below.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing changes to our controls associated with remediating the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three and six months ended December 31, 2023 (this “Report”), which is incorporated herein by reference, for a discussion of legal proceedings.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves numerous risks and uncertainties. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section, as well as other information contained in this Report and in our other filings with the Securities and Exchange Commission (“SEC”). This section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto included in Part I, Item 1 of this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this Report. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or prospects could be materially harmed. In that event, the market price for our common stock could decline and you could lose all or part of your investment. In addition, risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business.

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

Some of our integrated circuits are only available from a single source and in some cases, are no longer being manufactured. From time to time, integrated circuits, and potentially other components used in our products, will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have been in the past and may in the future be subject to market shortages and substantial price fluctuations, whether due to the COVID-19 pandemic, the war between Ukraine and Russia, potential conflict in the Middle East, hostilities in the Red Sea, recent tensions between China and Taiwan or otherwise. From time to time, we have been unable to meet customer orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components, including semiconductor chips, or technology for our products and instead purchase components on a purchase order basis. If we are unable to purchase components from these suppliers, our product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenue, risk losing customers and risk harm to our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations. For instance, we continue to experience long lead times and delays in shipments of semiconductor chips. As a result, we have sought alternate sources of certain components, which have been at a higher cost. Because semiconductor chips continue to be subject to an ongoing significant shortage, our ability to source components that use semiconductor chips has been adversely affected. These supply interruptions have resulted in increased component delivery lead times and increased costs to obtain components with available semiconductor chips. To the extent this semiconductor chip shortage or other shortages continue, the production of our products may be impacted.

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

The market in which we operate is intensely competitive, subject to rapid technological advances and highly sensitive to evolving industry standards. The market can also be affected significantly by new product and technology introductions and marketing and pricing activities of industry participants. Our products compete directly with products produced by a number of our competitors. Many of our competitors and potential competitors have greater financial and human resources for marketing and product development, more experience conducting research and development activities, greater experience obtaining regulatory approval for new products, larger distribution and customer networks, more established relationships with contract manufacturers and suppliers, and more established reputations and name recognition. For these and other reasons, we may not be able to compete successfully against our current or potential future competitors. In addition, the amount of competition we face in the marketplace may change and grow as the market for IoT and machine-to-machine networking solutions grows and new companies enter the marketplace. Present and future competitors may be able to identify new markets, adapt new technologies, develop and commercialize products more quickly and gain market acceptance of products with greater success. As a result of these competitive factors, we may fail to meet our business objectives and our business, financial condition and operating results could be materially and adversely affected.

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

If unauthorized access is obtained to the personal and/or proprietary data we collect and store, our products become subject to cybersecurity breaches, or if public perception is that they are vulnerable to cyberattacks, our reputation and business could suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees, on our networks and third-party cloud software providers. If there is unauthorized access to such information, we may incur significant costs or liabilities and lose customer confidence in us, which would harm our reputation and results of operations. In addition, we could be subject to liability or our reputation could be harmed if technologies integrated into our products, or our products, fail to prevent cyberattacks, or if our partners or customers fail to safeguard the systems with security policies that conform to industry best practices. In addition, any cyberattack or security breach that affects a competitor’s products could lead to the negative perception that our solutions are or could be subject to similar attacks or breaches.

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

Risks Related to Liquidity and Capital Resources

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

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part I, Item 4 of this Report, management identified a material weakness related to the design and implementation of information technology general controls related to the Company’s information systems that are relevant to the preparation of consolidated financial statements. Specifically, we did not design and maintain user access controls to adequately restrict user access to the financial application and data to appropriate Company personnel. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2023. We are implementing remedial measures and, while there can be no assurance that our efforts will be successful, we plan to remediate the material weakness prior to the end of fiscal 2024. These measures will result in additional technology and other expenses. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

If we are unable to attract, retain or motivate key senior management and technical personnel, it could materially harm our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Insider Trading Arrangements

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8-K	3.2	11/15/2012

10.1*	Employment Agreement dated October 31, 2023 between Lantronix, Inc. and Saleel Awsare		8-K	10.1	11/06/2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

*	Indicates management contract or compensatory plan, contract or arrangement.
+	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: February 8, 2024	By:	/s/ SALEEL AWSARE
Saleel Awsare
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker
Chief Financial Officer
(Principal Financial and Accounting Officer)

