Form 10-Q
period 2024-03-31
LANTRONIX INC
filed 2024-05-02
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 25, 2024, there were 37,580,182 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (the “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, expectations regarding the impact of the COVID-19 pandemic or similar outbreaks and other statements regarding matters that are not historical are forward-looking statements.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	June 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$24,642	$13,452
Accounts receivable, net	28,542	27,682
Inventories, net	40,552	49,736
Contract manufacturers' receivables	1,562	3,019
Prepaid expenses and other current assets	2,586	2,662
Total current assets	97,884	96,551
Property and equipment, net	4,409	4,629
Goodwill	27,824	27,824
Intangible assets, net	6,561	10,565
Lease right-of-use assets	10,128	11,583
Other assets	586	472
Total assets	$147,392	$151,624

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,845	$12,401
Accrued payroll and related expenses	4,539	2,431
Current portion of long-term debt, net	3,002	2,743
Other current liabilities	22,188	28,813
Total current liabilities	43,574	46,388
Long-term debt, net	13,970	16,221
Other non-current liabilities	11,763	11,459
Total liabilities	69,307	74,068

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	301,117	295,686
Accumulated deficit	(223,407)	(218,505)
Accumulated other comprehensive income	371	371
Total stockholders' equity	78,085	77,556
Total liabilities and stockholders' equity	$147,392	$151,624

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net revenue	$41,183	$32,964	$111,252	$96,265
Cost of revenue	24,679	18,328	65,620	53,799
Gross profit	16,504	14,636	45,632	42,466
Operating expenses:
Selling, general and administrative	9,753	9,946	29,147	28,916
Research and development	5,186	5,067	15,017	14,677
Restructuring, severance and related charges	350	490	900	664
Acquisition-related costs	–	–	–	315
Fair value remeasurement of earnout consideration	–	140	(9)	(533)
Amortization of intangible assets	1,310	1,424	4,004	4,340
Total operating expenses	16,599	17,067	49,059	48,379
Loss from operations	(95)	(2,431)	(3,427)	(5,913)
Interest expense, net	(171)	(465)	(741)	(1,081)
Other income (expense), net	2	(29)	(2)	(21)
Loss before income taxes	(264)	(2,925)	(4,170)	(7,015)
Provision for income taxes	159	140	732	312
Net loss	$(423)	$(3,065)	$(4,902)	$(7,327)

Net loss per share - basic and diluted	$(0.01)	$(0.08)	$(0.13)	$(0.20)

Weighted-average common shares - basic and diluted	37,509	36,548	37,283	36,105

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended March 31, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2023	37,476	$4	$299,385	$(222,984)	$371	$76,776
Shares issued pursuant to stock awards, net	103	–	22	–	–	22
Tax withholding paid on behalf of employees for restricted shares	–	–	(162)	–	–	(162)
Share-based compensation	–	–	1,872	–	–	1,872
Net loss	–	–	–	(423)	–	(423)
Balance at March 31, 2024	37,579	$4	$301,117	$(223,407)	$371	$78,085

	Three Months Ended March 31, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2022	36,517	$4	$292,930	$(213,787)	$371	$79,518
Shares issued pursuant to stock awards, net	92	–	23	–	–	23
Tax withholding paid on behalf of employees for restricted shares	–	–	(176)	–	–	(176)
Share-based compensation	–	–	1,728	–	–	1,728
Net loss	–	–	–	(3,065)	–	(3,065)
Balance at March 31, 2023	36,609	$4	$294,505	$(216,852)	$371	$78,028

	Nine Months Ended March 31, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2023	36,875	$4	$295,686	$(218,505)	$371	$77,556
Shares issued pursuant to stock awards, net	704	–	522	–	–	522
Tax withholding paid on behalf of employees for restricted shares	–	–	(881)	–	–	(881)
Share-based compensation	–	–	5,790	–	–	5,790
Net loss	–	–	–	(4,902)	–	(4,902)
Balance at March 31, 2024	37,579	$4	$301,117	$(223,407)	$371	$78,085

	Nine Months Ended March 31, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2022	35,129	$4	$289,046	$(209,525)	$371	$79,896
Shares issued pursuant to stock awards, net	1,480	–	752	–	–	752
Tax withholding paid on behalf of employees for restricted shares	–	–	(674)	–	–	(674)
Share-based compensation	–	–	5,381	–	–	5,381
Net loss	–	–	–	(7,327)	–	(7,327)
Balance at March 31, 2023	36,609	$4	$294,505	$(216,852)	$371	$78,028

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 31,
	2024	2023
Operating activities
Net loss	$(4,902)	$(7,327)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	5,790	5,381
Depreciation and amortization	1,599	1,223
Amortization of intangible assets	4,004	4,340
Amortization of manufacturing profit in acquired inventory associated with acquisitions	696	181
Loss on disposal of property and equipment	–	(10)
Amortization of deferred debt issuance costs	83	77
Fair value remeasurement of earnout consideration	(9)	(533)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(860)	2,553
Inventories	8,488	(10,637)
Contract manufacturers' receivable	1,457	1,139
Prepaid expenses and other current assets	76	2,260
Lease right-of-use assets	1,455	1,332
Other assets	(114)	(31)
Accounts payable	1,390	(5,782)
Accrued payroll and related expenses	2,108	(1,918)
Other liabilities	(4,913)	6,796
Net cash provided by (used in) operating activities	16,348	(956)
Investing activities
Purchases of property and equipment	(1,325)	(2,325)
Cash payment for acquisition, net of cash and cash equivalents acquired	–	(4,650)
Net cash used in investing activities	(1,325)	(6,975)
Financing activities
Net proceeds from issuances of common stock	522	752
Tax withholding paid on behalf of employees for restricted shares	(881)	(674)
Earnout consideration paid for acquisition	(1,262)	–
Net proceeds from issuance of debt	–	4,909
Payment of borrowings on term loan	(2,075)	(1,475)
Net proceeds from borrowing on line of credit	–	2,000
Payment of borrowings on line of credit	–	(2,000)
Payment of lease liabilities	(137)	(7)
Net cash (used in) provided by financing activities	(3,833)	3,505
Increase (decrease) in cash and cash equivalents	11,190	(4,426)
Cash and cash equivalents at beginning of period	13,452	17,221
Cash and cash equivalents at end of period	$24,642	$12,795

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2023, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC on September 12, 2023. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at March 31, 2024, the consolidated results of our operations for the three and nine months ended March 31, 2024 and our consolidated cash flows for the nine months ended March 31, 2024. All intercompany accounts and transactions have been eliminated.

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

The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

We prepay sales commissions related to certain of these contracts, which are incremental costs of obtaining the contract. We capitalize these costs and expense them ratably on a straight-line basis over the life of the contract. At March 31, 2024, prepaid sales commissions included in prepaid expenses and other current assets totaled $171,000 and those included in other assets totaled $172,000.

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

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are based on the “bill-to” location of our customers:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Embedded IoT Solutions	$12,452	$16,055	$35,589	$44,818
IoT System Solutions	26,789	14,034	68,847	43,568
Software & Services	1,942	2,875	6,816	7,879
	$41,183	$32,964	$111,252	$96,265

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Americas	$17,543	$19,095	$61,077	$59,713
EMEA	18,354	6,380	37,831	16,486
Asia Pacific Japan	5,286	7,489	12,344	20,066
	$41,183	$32,964	$111,252	$96,265

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

Product revenues	96%	91%	94%	92%
Service revenues	4%	9%	6%	8%

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

The following table presents the changes in our deferred revenue balance for the nine months ended March 31, 2024 (in thousands):

Balance, June 30, 2023	$3,381
New performance obligations	5,493
Recognition of revenue from satisfying performance obligations	(3,723)
Balance, March 31, 2024	5,151
Less: non-current portion of deferred revenue	(2,420)
Current portion, March 31, 2024	$2,731

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 5 years.

3.	Acquisition

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

The table below presents the change in the earnout consideration liability through March 31, 2024 (in thousands):

Balance at June 30, 2023	$1,271
Final remeasurement estimate	(9)
Payments	(1,262)
Balance at March 31, 2024	$–

Reclassification of Cash Flows from Operating to Financing Activities

In connection with the preparation of our unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2024, we identified an error in the unaudited condensed consolidated statement of cash flows for our second fiscal quarter ended December 31, 2023 whereby we had incorrectly classified the $1,262,000 earnout payment as part of operating activities. We believe that the impact of the error was not material to the financial statements for the three and six months ended December 31, 2023, based on an evaluation of both quantitative and qualitative factors. As a result, we determined that correcting the prior period financial statements would not require the Form 10-Q for the three and six months ended December 31, 2023 to be amended. We have reclassified the payment in the accompanying unaudited condensed consolidated statement of cash flows for the nine months ended March 31, 2024 to financing activities. This reclassification has no impact on the Company’s results of operations or financial position.

The following table summarizes the impact of reclassifying the earnout payment from operating activities to financing activities:

	Six Months Ended
	December 31, 2023
	As Reported	As Adjusted
	(In thousands)
Net cash provided by operating activities	$11,490	$12,752
Net cash used in investing activities	1,189	1,189
Net cash used in financing activities	1,607	2,869

4.	Supplemental Financial Information

Inventories

	March 31,	June 30,
	2024	2023
	(In thousands)
Finished goods	$22,457	$25,670
Raw materials	18,095	24,066
Inventories	$40,552	$49,736

Other Liabilities

The following table presents details of our other liabilities:

	March 31,	June 30,
	2024	2023
	(In thousands)
Current
Accrued variable consideration	$1,790	$2,167
Customer deposits and refunds	11,151	16,344
Accrued raw materials purchases	206	267
Deferred revenue	2,731	2,493
Lease liability	1,857	1,859
Taxes payable	774	647
Warranty reserve	708	788
Other accrued operating expenses	2,971	4,248
Total other current liabilities	$22,188	$28,813

Non-current
Lease liability	$8,990	$10,425
Deferred tax liability	353	146
Deferred revenue	2,420	888
Total other non-current liabilities	$11,763	$11,459

The customer deposits and refunds balances in the table above include a significant deposit from a customer as prepayment for expected future shipments under their contract.

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(In thousands, except per share data)
Numerator:
Net loss	$(423)	$(3,065)	$(4,902)	$(7,327)
Denominator:
Weighted-average common shares outstanding - basic and diluted	37,509	36,548	37,283	36,105

Net loss per share - basic and diluted	$(0.01)	$(0.08)	$(0.13)	$(0.20)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(In thousands)
Common stock equivalents	644	735	579	677

Intangible Assets

The following table presents details of intangible assets:

	March 31, 2024			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$6,331	$(4,940)	$1,391	$6,331	$(3,881)	$2,450
Customer relationships	17,528	(12,358)	5,170	17,528	(9,487)	8,041
Trademark and trade name	1,425	(1,425)	–	1,425	(1,351)	74
	$25,284	$(18,723)	$6,561	$25,284	$(14,719)	$10,565

We do not currently have any intangible assets with indefinite useful lives.

As of March 31, 2024, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2024 (remainder)	$1,309
2025	3,685
2026	1,177
2027	326
2028	64
$6,561

Restructuring, Severance and Related Charges

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Nine Months Ended
March 31,
2024
(In thousands)
Beginning balance	$97
Charges	900
Payments	(647)
Ending balance	$350

These balances are recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheets.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,
	2024	2023
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$54	$49
Fair value of earnout consideration from acquisitions at the closing dates	$–	$1,718

5.	Warranty Reserve

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

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheets:

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2024	2023
	(In thousands)
Beginning balance	$788	$594
Charged to cost of revenue	127	352
Usage	(207)	(158)
Ending balance	$708	$788

6.	Bank Loan Agreements

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

The following table summarizes our outstanding debt under the Senior Credit Facilities:

	March 31,	June 30,
	2024	2023
	(In thousands)
Outstanding borrowings on term loan	$17,119	$19,194
Less: Unamortized debt issuance costs	(147)	(230)
Net Carrying amount of debt	16,972	18,964
Less: Current portion	(3,002)	(2,743)
Non-current portion	$13,970	$16,221

Outstanding borrowings on revolving credit facility	$–	$–

During the three and nine months ended March 31, 2024, we recognized $416,000 and $1,301,000, respectively, of interest expense in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of debt issuance associated with the borrowings under the Senior Credit Facilities.

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

Stock Options

The following table presents a summary of activity with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2023	1,325	$3.65
Expired	(550)	3.84
Exercised	(152)	1.76
Balance of options outstanding at March 31, 2024	623	$3.95

Restricted Stock Units (“RSUs”)

The following table presents a summary of activity with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2023	1,189	$5.70
Granted	1,317	4.68
Forfeited	(99)	5.20
Vested	(519)	5.59
Balance of RSUs outstanding at March 31, 2024	1,888	$5.05

Performance Stock Units (“PSUs”)

The following table presents a summary of activity with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2023	931
Granted	1,191
Forfeited	(346)
Vested	(173)
Balance of PSUs outstanding at March 31, 2024	1,603

Employee Stock Purchase Plan (“ESPP”)

The following table presents a summary of activity under our ESPP:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2023	381
Shares issued	(92)
Shares available for issuance at March 31, 2024	289

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(In thousands)
Cost of revenue	$66	$47	$171	$159
Selling, general and administrative	1,337	1,293	4,238	4,132
Research and development	469	388	1,381	1,090
Total share-based compensation expense	$1,872	$1,728	$5,790	$5,381

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of March 31, 2024:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$251	2.3
RSUs	8,250	2.1
PSUs	4,592	2.3
Stock purchase rights under ESPP	42	0.1
	$13,135

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Effective tax rate	60%	5%	18%	4%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to (i) a tax benefit from our domestic losses being recorded with a full valuation allowance, (ii) our current estimates of pre-tax profitability for the full fiscal year and (iii) the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We have recorded a net deferred tax liability of $353,000 and $146,000 at March 31, 2024 and June 30, 2023, respectively. This balance represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets and is recorded in other non-current liabilities on the accompanying unaudited condensed consolidated balance sheets.

The realization of deferred tax assets is dependent upon the generation of future taxable income. As required by Accounting Standards Codification Topic 740, we have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets. We have determined that it was more likely than not that Lantronix would not realize the deferred tax assets due to our cumulative losses and uncertainty of generating future taxable income and have therefore provided a full valuation allowance against our deferred tax assets as of March 31, 2024 and June 30, 2023.

9.	Commitments and Contingencies

On February 23, 2024, a purported class action, brought on behalf of a putative class who purchased or otherwise acquired shares of Lantronix between May 11, 2023 and February 8, 2024, was filed in the United States District Court for the Central District of California against the Company, its former chief executive officer, and its chief financial officer. The action, styled Neilsen v. Lantronix, Inc., asserts securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with statements made in the Company’s annual report, quarterly reports and earnings releases during the period of May 11, 2023 through February 8, 2024. The court is in the process of appointing a Lead Plaintiff and Lead Counsel.

On April 11, 2024, a purported stockholder of Lantronix filed a derivative lawsuit styled Jernigan derivatively on behalf of Lantronix, Inc. v. Jason W. Cohenour et al., in the United States District Court for the Central District of California against the Company, as the nominal defendant, former and current directors of the Company, its former chief executive officer, and its chief financial officer, alleging breach of fiduciary duties, mismanagement, waste of corporate assets, unjust enrichment, aiding and abetting, insider trading and violations of Section 14(a) of the Exchange Act in connection with statements made in the Company’s annual and quarterly reports, earnings releases, and proxy statement beginning May 11, 2023. The plaintiff did not make a demand on the Board before instituting the lawsuit and alleged such demand would have been futile.

Because the outcomes of litigation and other legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control, our evaluation of legal matters or proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. While the consequences of any unresolved matters and proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material adverse effect on our business, financial condition, operating results, or cash flows. In addition, regardless of the outcome, litigation can have an adverse impact on us because of legal costs, diversion of management time and resources, and other factors.

We maintain insurance policies for settlements and judgments, as well as legal defense costs, for lawsuits such as those described above, although the amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities. In addition, provisions of the Company’s Certificate of Incorporation, Bylaws and indemnification agreements entered into with current and former directors and officers require us, among other things, to indemnify these directors and officers against certain liabilities that may arise by reason of their status or service as directors or officers and to advance expenses to such directors or officers in connection therewith.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (this “Report”). This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

We leverage our engineering expertise and product development best practices to deliver high quality, innovative products, cost-effectively and on time. Our engineering services flexible business model allows for choosing turnkey product development or team augmentation for accelerating complex areas of product development such as camera development and tuning, voice control, machine learning, artificial intelligence, computer vision, augmented / virtual reality, mechanical and radio-frequency design, thermal and power optimization, or in any specific area a customer needs assistance.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, sales returns and allowances, inventory valuation, restructuring charges, valuation of deferred income taxes, business combinations, valuation of goodwill and long-lived and intangible assets, stock-based compensation, litigation and other contingencies. These policies are described in further detail in our Annual Report on Form 10-K for the year ended June 30, 2023 and filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2023 (the “Form 10-K”) and have not changed significantly during the nine months ended March 31, 2024 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Summary

In the three months ended March 31, 2024, our net revenue increased by $8,219,000 or 24.9%, compared to the three months ended March 31, 2023. The increase in net revenue was driven by a 90.9% increase in net revenue in our IoT System Solutions product line, partially offset by a 22.4% decrease in net revenue in our Embedded IoT Solutions product line and a 32.5% decrease in our Software & Services product line. We had a net loss of $423,000 for the three months ended March 31, 2024 compared to a net loss of $3,065,000 for the three months ended March 31, 2023. The decrease in net loss was primarily driven by the increase in revenues for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, combined with a decrease in operating expenses of $468,000 related to a decreases in (i) restructuring and severance charges, (ii) amortization, and (iii) charges related to earnout fair value remeasurement. These changes were partially offset by a reduction in gross margin percentage.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$12,452	30.2%	$16,055	48.7%	$(3,603)	(22.4%	)
IoT System Solutions	26,789	65.0%	14,034	42.6%	12,755	90.9%
Software & Services	1,942	4.8%	2,875	8.7%	(933)	(32.5%	)
	$41,183	100.0%	$32,964	100.0%	$8,219	24.9%

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Americas	$17,543	42.6%	$19,095	57.9%	$(1,552)	(8.1%	)
EMEA	18,354	44.6%	6,380	19.4%	11,974	187.7%
APJ	5,286	12.8%	7,489	22.7%	(2,203)	(29.4%	)
	$41,183	100.0%	$32,964	100.0%	$8,219	24.9%

Embedded IoT Solutions

Net revenue decreased primarily due to (i) lower unit sales of our embedded compute product line in the Americas and APJ regions and (ii) lower unit sales of our network interface cards and our wireless communication products across all regions.

IoT System Solutions

Net revenue increased primarily due to increased unit sales related to our custom solutions in our EMEA region, as we continued to ramp volume production for a European smart energy grid provider, as well as an increase in unit sales of our out-of-band products across all regions. These increases were partially offset by decreases in sales of certain network switches products across all regions.

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

The following table presents our gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$16,504	40.1%	$14,636	44.4%	$1,868	12.8%

Gross profit as a percent of revenue (referred to as “gross margin”) decreased due primarily to (i) our product sales mix, (ii) higher various overhead charges, and (iii) higher freight and logistics costs in the current quarter.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,763		$5,299		$464	8.8%
Professional fees and outside services	736		1,378		(642)	(46.6%	)
Advertising and marketing	543		570		(27)	(4.7%	)
Facilities and insurance	651		605		46	7.6%
Share-based compensation	1,337		1,293		44	3.4%
Depreciation	352		280		72	25.7%
Other	371		521		(150)	(28.8%	)
Selling, general and administrative	$9,753	23.7%	$9,946	30.2%	$(193)	(1.9%	)

Selling, general and administrative expenses decreased primarily due to a lower professional and outside services expenses related to (i) audit and accounting compliance costs that were higher in the prior year as we implemented Section 404(b) of the Sarbanes-Oxley Act, (ii) new facility costs for our California and Minnesota facilities incurred in the prior year period, and (iii) reduced current year costs for outsourced sales and marketing resources. The decrease in professional and outside services expenses was partially offset by an increase in personnel-related expenses for certain variable compensation costs.

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

The following table presents our research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,608		$3,154		$454	14.4%
Facilities	640		713		(73)	(10.2%	)
Outside services	76		196		(120)	(61.2%	)
Product certifications	180		296		(116)	(39.2%	)
Share-based compensation	469		388		81	20.9%
Other	213		320		(107)	(33.4%	)
Research and development	$5,186	12.6%	$5,067	15.4%	$119	2.3%

Research and development expenses increased primarily due to an increase in personnel-related expenses for certain variable compensation costs, partially offset by (i) lower costs for outsourced resources and (ii) lower product certification expenses resulting from the timing of costs incurred on various ongoing development projects.

Results of Operations – Nine Months Ended March 31, 2024 Compared to the Nine Months Ended March 31, 2023

Summary

In the nine months ended March 31, 2024, our net revenue increased by $14,987,000 or 15.6%, compared to the nine months ended March 31, 2023. The increase in net revenue was driven by a 58.0% increase in net revenue in our IoT System Solutions product line, partially offset by a 20.6% decrease in net revenue in our Embedded IoT Solutions product line as well as a 13.5% decrease in revenue in our Software & Services product line. We had a net loss of $4,902,000 for the nine months ended March 31, 2024 compared to a net loss of $7,327,000 for the nine months ended March 31, 2023. The decrease in net loss was primarily driven by the increase in revenues, partially offset by an increase in operating expenses of $680,000 coupled with a reduction in gross margin percentage for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$35,589	32.0%	$44,818	46.6%	$(9,229)	(20.6%	)
IoT System Solutions	68,847	61.9%	43,568	45.3%	25,279	58.0%
Software & Services	6,816	6.1%	7,879	8.1%	(1,063)	(13.5%	)
	$111,252	100.0%	$96,265	100.0%	$14,987	15.6%

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Americas	$61,077	54.9%	$59,713	62.0%	$1,364	2.3%
EMEA	37,831	34.0%	16,486	17.1%	21,345	129.5%
APJ	12,344	11.1%	20,066	20.9%	(7,722)	(38.5%	)
	$111,252	100.0%	$96,265	100.0%	$14,987	15.6%

Embedded IoT Solutions

Net revenue decreased primarily due to lower units sales of (i) our embedded compute product line in the Americas and APJ regions, (ii) our network interface cards across all regions, and (iii) our embedded ethernet connectivity products in the Americas and EMEA regions.

IoT System Solutions

Net revenue increased primarily due to increases in units sales of (i) our custom solutions, as we continued to ramp volume production for a European smart energy grid provider in the current period, (ii) our out-of-band products in the Americas and EMEA regions, and (iii) our converters and radio nodes products in the Americas region. These increases were partially offset by decreases in sales of our network switches in the Americas region.

Software & Services

Net revenue decreased primarily due to a year over year decline in our engineering services in the EMEA region as two of our large design services projects recently transitioned from the design phase to full production, partially offset by growth in our extended warranty services across all regions.

Gross Profit

The following table presents our gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$45,632	41.0%	$42,466	44.1%	$3,166	7.5%

Gross profit as a percent of revenue (referred to as “gross margin”) decreased due primarily to our (i) product sales mix and (ii) higher freight and logistics costs in the current year period.

Selling, General and Administrative

The following table presents our selling, general and administrative expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$15,882		$15,312		$570	3.7%
Professional fees and outside services	3,439		4,219		(780)	(18.5%	)
Advertising and marketing	1,578		1,618		(40)	(2.5%	)
Facilities and insurance	2,165		1,960		205	10.5%
Share-based compensation	4,238		4,132		106	2.6%
Depreciation	1,024		694		330	47.6%
Other	821		981		(160)	(16.3%	)
Selling, general and administrative	$29,147	26.2%	$28,916	30.0%	$231	0.8%

Selling, general and administrative expenses increased primarily due to (i) an increase in personnel-related expenses arising from certain variable compensation costs, (ii) an increase in depreciation expense related to new equipment and certain business analysis tools that we added in the current year, and (iii) increases in insurance premiums and various facility-related costs. These increases were partially offset by reductions in professional fees and outside services related to (i) audit and accounting compliance costs that were higher in the prior year as we implemented Section 404(b) of the Sarbanes-Oxley Act, (ii) new facility costs for our California and Minnesota facilities incurred in the prior year period, and (iii) reduced current year costs for outsourced sales and marketing resources.

Research and Development

The following table presents our research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$10,186		$9,382		$804	8.6%
Facilities	1,852		1,985		(133)	(6.7%	)
Outside services	368		570		(202)	(35.4%	)
Product certifications	532		828		(296)	(35.7%	)
Share-based compensation	1,381		1,090		291	26.7%
Other	698		822		(124)	(15.1%	)
Research and development	$15,017	13.5%	$14,677	15.2%	$340	2.3%

Research and development expenses increased primarily due to an increase in personnel-related costs related to variable compensation expenses and increased share-based compensation costs for various equity award grants made in the current fiscal year. These increases were partially offset by a reduction in product certification expenses resulting from the timing of costs incurred on various ongoing development projects and lower costs for outsourced resources.

Restructuring, Severance and Related Charges

During the three and nine months ended March 31, 2024, we incurred charges of approximately $350,000 and $900,000, respectively, related to headcount reductions and restructuring of certain non-essential operations. During the three and nine months ended March 31, 2023, we incurred $490,000 and $664,000, respectively, of restructuring, severance and related charges.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and synergies related to our acquisitions and general business operations.

Acquisition-Related Costs

During the three and nine months ended March 31, 2024 and during the three months ended March 31, 2023, we did not incur any acquisition-related costs. During the nine months ended March 31, 2023, we incurred approximately $315,000 of costs related to the acquisition of Uplogix. These costs were mainly comprised of banking, legal and other professional fees.

Interest Income (Expense), Net

For the three and nine months ended March 31, 2024 and March 31, 2023, we incurred net interest expense due to borrowings on our credit facilities. We also earn interest income on our domestic cash balance.

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	March 31,	June 30,
	2024	2023	Change
	(In thousands)
Working capital	$54,310	$50,163	$4,147
Cash and cash equivalents	$24,642	$13,452	$11,190

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,
	2024	2023	Change
	(In thousands)
Net cash provided by (used in) operating activities	$16,348	$(956)	$17,304
Net cash used in investing activities	(1,325)	(6,975)	5,650
Net cash (used in) provided by financing activities	(3,833)	3,505	(7,338)

Operating Activities

Cash provided by operating activities during the nine months ended March 31, 2024 increased compared to the prior year period. We used cash from operations in the prior year due to the build-up of our inventories and decreases in our accounts payable and accrued liabilities. For the nine months ended March 31, 2024, our net loss included $12,163,000 of non-cash charges, while the changes in operating assets and liabilities provided net cash of $9,087,000.

Our net inventories decreased by $9,184,000, or 18.5%, from June 30, 2023 to March 31, 2024. The decrease resulted primarily from increased shipments on certain existing large customer contracts for which we had been building up our stock levels in recent periods.

Accounts payable decreased by $1,444,000, or 11.6%, from June 30, 2023 to March 31, 2024. The reduction is primarily due to the decrease in our inventories and the timing of payments to our vendors.

Accounts receivable increased by $860,000, or 3.1%, from June 30, 2023 to March 31, 2024. The increase is primarily due to the increased sales during the current quarter coupled with timing of payments received from our customers.

Accrued payroll and related expenses increased by $2,108,000 or 86.7% from June 30, 2023 to March 31, 2024. The increase is primarily due to variable compensation costs incurred during the current year.

Other current liabilities decreased by $6,625,000, or 23.0%, from June 30, 2023 to March 31, 2024. This was mostly driven by a reduction in deposits previously received related to shipments under a customer contract.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2024 consisted of purchases of equipment amounting to $1,325,000, primarily for research and development and certain business analysis tools. Cash used during the nine months ended March 31, 2023 included the acquisition of Uplogix, which used net cash of $4,650,000, as well as purchases of plant and equipment of $2,325,000 primarily related to building out and furnishing our new lease facilities in California and Minnesota.

Financing Activities

Net cash used in financing activities during the nine months ended March 31, 2024 resulted primarily from principal payments on the Senior Credit Facilities as well as tax withholdings paid on behalf of employees for restricted shares. Additionally, we used cash of $1,262,000 to pay the contingent consideration earned related to the Uplogix acquisition. Net cash provided by financing activities during the nine months ended March 31, 2023 resulted primarily from $7,000,000 in gross proceeds received from our Senior Credit Facilities with SVB partially offset by payments on the term loan as well as tax withholdings paid on behalf of employees for restricted shares.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weakness identified and described below.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing changes to our controls associated with remediating the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2024 (this “Report”), which is incorporated herein by reference, for a discussion of legal proceedings.

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

Some of our integrated circuits are only available from a single source and in some cases, are no longer being manufactured. From time to time, integrated circuits, and potentially other components used in our products, will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have been in the past and may in the future be subject to market shortages and substantial price fluctuations, whether due to the COVID-19 pandemic or a future pandemic or epidemic, the war between Ukraine and Russia, conflict in the Middle East, hostilities in the Red Sea, recent tensions between China and Taiwan or otherwise. From time to time, we have been unable to meet customer orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components, including semiconductor chips, or technology for our products and instead purchase components on a purchase order basis. If we are unable to purchase components from these suppliers, our product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenue, risk losing customers and risk harm to our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations.

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

We continue to dedicate significant engineering resources to our management software platform, applications, and SaaS offerings.These product and service offerings are subject to significant additional risks that are not necessarily related to our hardware products. Our ability to succeed with these offerings will depend in large part on our ability to provide customers with software products and services that offer features and functionality that address the specific needs of businesses. We may face challenges and delays in the development of this product line as the marketplace for products and services evolves to meet the needs and desires of customers. We cannot provide assurances that we will be successful in operating and growing this product line.

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

A portion of our physical inventory management process, as well as the shipping and receiving of our inventory, is performed by a third-party logistics provider in Hong Kong. There is a possibility that third-party logistics providers will not perform as expected and we could experience delays in our ability to ship, receive, and process the related data in a timely manner. This could adversely affect our financial position, results of operations, cash flows and the market price of our common stock.

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. In an effort to combat inflation, a number of central banks around the world, including the U.S., have raised interest rates and and may continue to raise them in the future. Increased interest rates may hinder the economic growth in markets where we do business, and has and may continue to have negative impacts on the global economy. Rising interest rates may lead customers to decrease or delay spending on products and projects, including on products that we sell, which may have a material adverse effect on our business, financial condition and results of operations. In addition, higher interest rates impact the amount of interest we pay for our debt obligations and leases and continue and sustained increases in interest rates could negatively impact our financing costs or cash flow.

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

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part I, Item 4 of this Report, management identified a material weakness related to the design and implementation of information technology general controls related to the Company’s information systems that are relevant to the preparation of consolidated financial statements. Specifically, we did not design and maintain user access controls to adequately restrict user access to the financial application and data to appropriate Company personnel. As a result, management concluded that our internal control over financial reporting was not effective as of March 31, 2024. We are implementing remedial measures and, while there can be no assurance that our efforts will be successful, we plan to remediate the material weakness prior to the end of fiscal 2024. These measures will result in additional technology and other expenses. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

Insider Trading Arrangements

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a trading arrangement for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”) or constituted a “non-Rule 10b5-1 trading arrangement,” other than the adoption of the Rule 10b5-1 Plans described below. Each of these plans provides for the sale of only such shares as are necessary to satisfy tax withholding obligations arising exclusively from the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted to the respective plan participant by the Company, with the number of such withholding shares to be provided to the broker by a representative of the Company when determinable:

Name (Title)	Date of Adoption of Trading Arrangement	Duration of Trading Arrangement	Type of Securities Covered	Gross Number of Securities Granted
Saleel Awsare (Chief Executive Officer)	March 15, 2024	June 15, 2025	PSUs RSUs	235,127* 470,255
Jeremy Whitaker (Chief Financial Officer)	March 25, 2024	June 15, 2025	PSUs	290,098*
Eric Bass (Vice President, Engineering)	March 25, 2024	June 15, 2025	PSUs	171,087*
Roger Holliday (Vice President, Worldwide Sales until February 29, 2024; currently employed in non-officer role)	March 25, 2024	June 15, 2025	PSUs	194,571*

* The number of shares subject to the PSUs is presented based on the targeted level of performance. The actual number of shares covered by the award depends on actual performance achieved and may range from 0% to 200% of the shares subject to the award at the targeted level of performance. A representative of the Company will inform the broker of the precise number of shares that vest under each award when finally determined following the completion of the relevant performance period.

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

LANTRONIX, INC.

Date: May 2, 2024	By:	/s/ SALEEL AWSARE
Saleel Awsare
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JEREMY WHITAKER
Jeremy Whitaker
Chief Financial Officer
(Principal Financial and Accounting Officer)

