Form 10-K
period 2024-06-30
LANTRONIX INC
filed 2024-09-09
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock as reported by the Nasdaq Capital Market on December 31, 2023, the last trading day of the registrant’s second fiscal quarter, was approximately $170,006,000. The determination of affiliate status for this purpose shall not be a conclusive determination for any other purpose.

As of August 30, 2024, there were 37,897,276 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement on Schedule 14A relating to the registrant's 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LANTRONIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2024

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2024, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, expectations regarding the impact of the COVID-19 pandemic or similar outbreaks, and other statements regarding matters that are not historical are forward-looking statements.

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

Overview

Lantronix, Inc. is a global leader in compute and connectivity solutions, targeting high-growth industries such as Smart Cities, Automotive, and Enterprise markets. Our products and services empower companies to capitalize on the expanding internet of things (“IoT”) market by delivering customizable solutions that address each layer of the IoT stack.

Our portfolio is organized into three primary product lines: Embedded IoT Solutions, IoT Systems Solutions, and Software and Services. Each product line is designed to meet the demands of scalable, secure, and reliable IoT deployments.

References in this Report to “fiscal 2024” refer to the fiscal year ended June 30, 2024, and references to “fiscal 2023” refer to the fiscal year ended June 30, 2023. In addition, unless the context suggests otherwise, all references in this Report to the “Company,” “we,” “our” and “us,” refer to Lantronix, Inc. together with its subsidiaries.

Our Strategy

We focus on three high-potential vertical markets - smart cities, automotive and infotainment, and enterprise. We position ourselves in these markets to deliver complete solutions encompassing our hardware, software, device management, and design services to meet the evolving needs of our customers and address each layer of the IoT stack. Below are customer examples that highlight our impact:

•	Smart Cities: We are partnering with a Smart Grid customer that deploys their solutions to enhance grid resiliency and flexibility through intelligence at the edge. We supply this customer an entire solution than includes our edge compute and connectivity solutions as well as our design services. This engagement underscores the ongoing value and scalability of our solutions within the growing smart city infrastructure market.

•	Automotive: Lantronix is driving innovation in the automotive sector with our edge computing solution, currently powering infotainment systems in volume production for a Turkish automotive manufacturer. Our relationship with this customer is expanding as we support the launch of a second vehicle, with plans for market entry into Germany and other European regions. Additionally, we are focusing on opportunities with other Tier II & III original equipment manufacturers (“OEMs”) in the auto, truck, and motorcycle segments, further broadening our footprint in the mobility ecosystem.

•	Enterprise: In the financial sector, we provide solutions to a Tier 1 banking customer to enhance network resiliency using our Out-of-Band Management offerings. Our hardware and software offerings provide secure alternative pathways for critical infrastructure, including servers, networks, and routers. These solutions not only bolster cybersecurity and tracking but also improve operational efficiency through enhanced automation, uptime, and resiliency.

Our growth strategy centers on continuous innovation and strategic acquisitions designed to increase scale, broaden our scope, and enhance our value proposition. This approach allows us to address a broader spectrum of our customers’ operational needs, positioning Lantronix as a strategic partner rather than just a vendor. Our acquisitions and innovations have expanded our capabilities in key areas such as intelligent infrastructure and connected automotive solutions, driving deeper customer engagement and market penetration.

By focusing on these strategic priorities, we continue to strengthen our competitive position and attract new customers across a wide variety of applications. Looking ahead, we plan to capitalize on market opportunities by further enhancing our product offerings, expanding geographically, and pursuing targeted acquisitions that align with our long-term growth objectives.

Products and Solutions

Embedded IoT Solutions

Our portfolio of embedded products provides a comprehensive range of options, including Compute System-on-Module (“SOM”) and System-in-Package (“SIP”) solutions, complemented by wired and wireless network connectivity products. As the level of silicon integration continues to advance, our compute modules offer the capability to collect, analyze, and interpret digital information (e.g., Video, Audio or Sensor data) using specialized artificial intelligence (“AI”)/machine learning algorithms.

Our latest SIP devices are designed to process multiple media streams using Computer Vision (CV) technology, enabling sophisticated edge analytics. These modules are remotely managed via Percepxion™, Lantronix’s Cloud IoT Edge Solution software, offering seamless control and monitoring. Typically embedded into customer product designs, Lantronix’s IoT compute products provide application processing that enables edge solutions for data transformation, computer vision, machine learning, augmented/virtual reality, and custom applications.

Our products are designed with customer needs in mind, offering pre-certified solutions across multiple regions, significantly reducing regulatory certification costs and expediting time-to-market for OEM customers. Additionally, Lantronix provides software tools that further accelerate development, empowering customers to quickly bring their products to market while enhancing their overall value proposition.

Our embedded IoT modules serve a wide range of applications, from industrial automation and automotive systems to smart city infrastructure, positioning us as a leading provider of flexible and scalable solutions in the growing IoT market.

IoT System Solutions

Our IoT Systems Solutions portfolio a wide range of fully functional standalone systems that provide routing, switching or gateway functionalities as well as telematics and media conversion. These products include wired and wireless connections that enhance the value and utility of modern electronic systems and equipment by providing secure network connectivity, power for IoT end devices through Power over Ethernet (“PoE”), application hosting, protocol conversion, media conversion, secure access for distributed IoT deployments and many other functions By offering pre-certified products across multiple regions, Lantronix significantly reduces OEM customers’ regulatory certification costs and speeds up their time-to-market.

Our PoE products support remote devices such as cameras and wireless access points by passing electrical power along with data on Ethernet cabling, eliminating the need for traditional AC/DC electrical power in hard-to-reach locations. As the adoption of smart city technologies accelerates, our switches provide the critical connectivity, bandwidth, and power needed to support intelligent transportation systems and surveillance networks that safeguard citizens.

Our products also incorporate features to perform advanced levels of fault management and diagnostics to troubleshoot networks and proactively fix problems. Its media converters and other customer premise equipment (“CPE”) assist customers in resolving challenges in the areas of bandwidth constraints, security risks and distance limitations as networks extend from local area to wide area networks and adapt to ever-increasing end-user demands.

Our smart tracking devices are designed to deliver robust data logging and positional tracking functionality and reliability for supply chain and logistics solutions. Our telematics devices are designed to be flexible in the field while offering a variety of connectivity options to suit the customers’ needs across 4G, 5G and LTE cellular networks. These power-efficient products are designed to support communications across interfaces and industrial protocols for vehicle, fleet and asset tracking and management. Many of the products are offered with software tools intended to further accelerate Lantronix customers’ time-to-market and increase their value add. Our IoT Telematics products are pre-certified in a number of countries, significantly reducing its OEM customers’ regulatory certification costs and accelerating their time-to-market.

As Edge Computing deployment accelerates, Out-of-Band (OOB) Management allows for full comprehension and control of remote information technology (“IT”) infrastructure across a range of sensors (e.g., temperature, humidity, light, acceleration, open/close, etc.), providing status and alerting while enabling automation and remote control of devices, servers and end stations. OOB uses a dedicated management network to access critical infrastructure components and ensure production-independent connectivity. Remote Management allows organizations to effectively monitor and control their enterprise IT equipment and facilities (environments), either in or out of band, optimizing their IT support resources.

Our Advanced OOB (“AOOB”) product line includes console management, power management and IP-connected keyboard-video-mouse (commonly referred to as “IPKVM”) products that provide remote access to IT and networking infrastructure deployed in test labs, data centers, branch offices, remote sites and server rooms.

Software and Engineering Services

Our SaaS platform offers comprehensive single-pane-of-glass management for OOB and IoT deployments. Our platform enables customers to easily deploy, monitor, manage and automate across their global deployments, all from a single platform login, virtually and seamlessly connected as if located directly on each device. Our platform eliminates the need to have 24/7 personnel on site and makes it easy to observe and address issues quickly, even in large-scale deployments.

For OEMs and System Integrators (“SI”) our platform offers multitenancy functionality for supporting a broad customer base while ensuring customer separation and data security. Over the Air (“OTA”) updates, streamlines the process of security patches, firmware upgrades and configuration changes, keeping devices up to date and secure.

We leverage our deep engineering expertise and product development best practices to deliver high-quality, innovative products cost-effectively and on schedule. Our engineering services model is flexible, offering either turnkey product development or team augmentation to accelerate complex product development challenges, such as camera tuning, voice control, machine learning, AI, computer vision, augmented/virtual reality, and more.

In addition to our production-ready edge computing solutions, we offer experienced multidisciplinary engineering services across complete aspects of IoT product development, including hardware, software, mechanical engineering, rapid prototyping, and quality assurance. Our specialized services also extend to camera, audio, and AI/ML development, ensuring our customers can bring cutting-edge products to market faster and with greater reliability.

Our engineering design services are a key component of our business model, enabling clients to accelerate product development and market readiness. The services focus on designing and developing high-quality, innovative IoT and embedded solutions. We leverage extensive expertise in hardware and software engineering to provide custom designs for complex applications, helping customers reduce costs and time-to-market while improving performance and reliability.

Our design services are especially valuable in the development of IoT systems, remote management solutions, and edge computing applications. Our engineering teams have experience across a range of technologies, including embedded systems, wireless connectivity, and custom hardware. By integrating these design services, we offer end-to-end support, from concept through to manufacturing, allowing businesses to focus more on core operations while still achieving advanced technological outcomes.

This strategy positions us as a go-to partner for companies needing specialized engineering capabilities for industrial, automotive, medical, and other high-tech applications.

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

Our IoT System Solutions are typically sold to end users through value-added resellers (“VARs”), systems integrators, distributors, online retailers and, to a lesser extent, OEMs. The design cycles for these products typically range from three to 18 months and are often project-based.

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

Manufacturing

Our manufacturing operations are currently conducted through five third-party contract manufacturers. We currently utilize Hana Microelectronics, primarily located in Thailand and China, Honortone, primarily located in China, and Tailyn and Info-Tek in Taiwan as our contract manufacturers for most of our products. In addition, we use Marvell Technology Inc., to manage the manufacture of our large-scale integration chips in Taiwan. We manufacture certain products with final assembly in the U.S. to meet trade compliance requirements.

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

Employees

As of August 19, 2024, we had 373 total employees including 367 full time employees, none of whom is represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and believe we have good relationships with our employees.

Customer and Geographic Concentrations

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan (“APJ”). A discussion of sales to our significant customers and sales within geographic regions is set forth in Notes 2 and 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which is incorporated herein by reference. A discussion of factors potentially affecting our customer and geographic concentrations is set forth in “Risk Factors” included in Part I, Item 1A of this Report, which is incorporated herein by reference.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and other reports and information that we file or furnish pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on our website at www.lantronix.com as soon as reasonably practicable after filing or furnishing such reports with the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The contents of our website are not incorporated by reference into this Report. References to our website address in this Report are inactive textual references only.

Information About Our Executive Officers

Executive officers serve at the discretion of our board of directors (the “Board”). There are no family relationships between any of our directors or executive officers. The following table presents the names, ages, and positions held by our executive officers as of the date of this Report:

Name	Age	Position
Saleel Awsare	59	President and Chief Executive Officer
Jeremy R. Whitaker	54	Chief Financial Officer
Mathi Gurusamy	53	Chief Strategy Officer
Kurt Hoff	67	Vice President of Worldwide Sales

SALEEL AWSARE has served as our President and Chief Executive Officer, and as a member of our Board, since November 2023. Awsare served as Senior Vice President and General Manager of the Enterprise and Mobile Division of Synaptics Incorporated, a developer of human interface hardware and software, from September to November 2023. Prior to that, Mr. Awsare served as Senior Vice President and General Manager of the PC and Peripherals Unit of Synaptics from August 2020 to September 2023; Senior Vice President and General Manager of Synaptics’s IoT Division from April 2019 to July 2020; and Senior Vice President of Corporate Marketing & Investor Relations at Synaptics from October 2018 until April 2019. Prior to joining Synaptics as Corporate Vice President and General Manager of Audio & Imaging Products in August 2017, Mr. Awsare was President of Conexant Systems, LLC, a software developer and fabless semiconductor company, from March 2016 until Conexant’s acquisition by Synaptics in August 2017, and Conexant’s Senior Vice President & General Manager of Audio & Imaging from April 2012 to March 2016. Prior to joining Conexant, Mr. Awsare served as President of U.S. Operations and General Manager of Audio & Voice Solutions of Nuvoton Technology Corporation, a Taiwan-based semiconductor company, from December 2008 to March 2012.

JEREMY R. WHITAKER has served as our Chief Financial Officer since September 2011 and served as our interim Chief Executive Officer from June 2023 until Mr. Awsare’s appointment in November 2023. Mr. Whitaker returned to Lantronix after serving as Vice President, Corporate Controller at Mindspeed, a supplier of semiconductor solutions for network infrastructure, from January 2011 to September 2011. Mr. Whitaker previously served as our Vice President of Finance and Accounting from September 2010 to January 2011, where he was responsible for managing all worldwide finance and accounting functions. Mr. Whitaker also served as our Senior Director of Finance and Accounting from February 2006 to September 2010 and our Director of Finance and Accounting from August 2005 to February 2006. Prior to August 2005, Mr. Whitaker held vice president and director level finance and accounting positions with two publicly-traded companies and worked in the assurance practice at Ernst & Young LLP for six years.

MATHI GURUSAMY has served as our Chief Strategy Officer since May 2024. Prior to joining Lantronix, Mr. Gurusamy served as Chief Operating Officer at Ikotek USA, Inc., a global provider of original design manufacturing for IoT, from November 2023 to May 2024. Mr. Gurusamy served as President at Telit Cinterion, an end-to-end IoT solutions enabler, from October 2022 to October 2023, and previously served at Telit as Chief Operating Officer from January 2010 to March 2016 and as Global VP – Operations & Supply Chain from June 2008 to December 2009. He also served as President and Chief Operating Officer of Mobilogix, a startup company specializing in custom IoT solutions, from April 2016 to June 2018 and as Chief Executive Officer and President from June 2018 until Mobilogix’s acquisition by Telit in September 2022.

KURT HOFF has served as our Vice President of Worldwide Sales since March 2024. Prior to his appointment at Lantronix, Mr. Hoff served as Vice President of Global Sales at MYTHIC AI, a venture-backed AI processor company, from May 2022 to December 2022. Previously, Mr. Hoff served as Senior Vice President of Worldwide Sales at Synaptics Inc., a developer of human interface hardware and software, from July 2017 to July 2020, and at Conexant Systems, Inc., a software developer and fabless semiconductor company, from November 2015 until Conexant’s acquisition by Synaptics in July 2017. He also served as Senior Vice President of Worldwide Sales at Silicon Laboratories Inc. from July 2007 until November 2015.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described in this section, as well as other information contained in this Report and in our other filings with the SEC. This section should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in Part II, Item 8 of this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Report. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or prospects could be materially harmed. In that event, the market price for our common stock could decline and you could lose all or part of your investment. In addition, risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business.

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

The COVID-19 pandemic or another pandemic or similar outbreak has had, and may in the future have, an adverse impact on the economy, our business and the businesses of our suppliers, and our results of operations and financial condition. For example, the COVID-19 pandemic resulted in industry events, trade shows and business travel being suspended, cancelled and/or significantly curtailed. If these activities are suspended, cancelled and/or significantly curtailed in the future, whether due to surges of COVID-19 or other possible pandemics and similar outbreaks, our sales may be negatively impacted in the future.

In addition, the impact of the COVID-19 pandemic or other possible pandemics subject us to various risks and uncertainties that could materially adversely affect our business, results of operations and financial condition, including the following:

•	significant volatility or decreases in the demand for our products or extended sales cycles;

•	changes in customer behavior and preferences, as customers may experience financial difficulties and/or may delay orders or reduce their spending;

•	adverse impacts on our ability to distribute or deliver our products or services, as well as temporary disruptions, restrictions or closures of the facilities of our suppliers or customers and their contract manufacturers;

•	further disruptions in our contract manufacturers’ ability to manufacture our products, as some contract manufacturers and suppliers of materials used in the production of our products are, or may be, located in areas more severely impacted by COVID-19 or another possible pandemic, which has limited and could further limit, our ability to obtain sufficient materials to produce and manufacture our products; and

•	volatility in the availability of raw materials and components that our contract manufacturers purchase and volatility in raw material and other input costs.

The duration and extent of a future pandemic’s or other similar outbreak’s effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time. The adverse impact of the COVID-19 pandemic or another pandemic or similar outbreak on our business, results of operations and financial condition have been, could continue to be, and may in the future be material.

Certain of our products are sold into mature markets, which could limit our ability to continue to generate revenue from these products. Our ability to sustain and grow our business depends on our ability to develop, market, scale, and sell new products.

Certain of our products are sold into mature markets that are characterized by a trend of declining demand. As the overall market for these products decreases due to the adoption of new technologies, our revenues from these products have declined, and we expect they will continue to decline in the future. As a result, our future prospects will depend on our ability to develop and successfully market new products that address new and growing markets. Our failure to develop new products or failure to achieve widespread customer acceptance of any new products could cause us to lose market share and cause our revenues to decline. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, marketing and sale of new products or product enhancements. Factors that could cause delays include regulatory and/or industry approvals, product design cycle and failure to identify products or features that customers demand. In addition, the introduction and sale of new products often involves a significant technical evaluation, and we often face delays because of our customers’ internal procedures for evaluating, approving and deploying new technologies. For these and other reasons, the sales cycle associated with new products is typically lengthy, often lasting six to 24 months and sometimes longer. Therefore, there can be no assurance that our introduction or announcement of new product offerings will achieve any significant or sustainable degree of market acceptance or result in increased revenue in the near term.

Our software offerings are subject to risks that differ from those facing our hardware products.

We continue to dedicate significant engineering resources to our management software platform, applications, and SaaS offerings. These product and service offerings are subject to significant additional risks that are not necessarily related to our hardware products. Our ability to succeed with these offerings will depend in large part on our ability to provide customers with software products and services that offer features and functionality that address their specific needs. We may face challenges and delays in the development of this product line as the marketplace for products and services evolves to meet the needs and desires of customers. We cannot provide assurances that we will be successful in operating and growing this product line.

In light of these risks and uncertainties, we may not be able to establish or maintain market share for our software and SaaS offerings. As we develop new product lines, we must adapt to market conditions that are unfamiliar to us, such as competitors and distribution channels that are different from those we have known in the past. We have and will encounter competition from other solutions providers, many of whom may have more significant resources than us with which to compete. There can be no assurance that we will recover our investments in this segment, or that we will receive meaningful revenue from or realize a profit from this new segment.

We may experience significant fluctuation in our revenue because the timing of large orders placed by some of our customers is often project-based.

Our operating results fluctuate because we often receive large orders from customers that coincide with the timing of the customer’s project. Sales of our products and services may be delayed if customers delay approval or commencement of projects due to budgetary constraints, internal acceptance review procedures, timing of budget cycles or timing of competitive evaluation processes. In addition, sometimes our customers make significant one-time hardware purchases for projects which are not repeated. We sell primarily on a purchase order basis rather than pursuant to long-term contracts, and we expect fluctuations in our revenues as a result of one-time project-based purchases to continue in the future. In addition, our sales may be subject to significant fluctuations based on the acceleration, delay or cancellation of customer projects, or our failure to complete one or a series of significant potential sales. Because a significant portion of our operating expenses are fixed, even a single order can have a disproportionate effect on our operating results. As a result of the factors discussed above, and due to the complexities of the industry in which we operate, it is difficult for us to forecast demand for our current or future products with any degree of certainty, which means it is difficult for us to forecast our sales. If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

The lengthy sales cycle for our products and services, along with delays in customer completion of projects, make the timing of our revenues difficult to predict.

We have a lengthy sales cycle for many of our products that generally extends between three and 24 months and sometimes longer due to a lengthy customer evaluation and approval process. The length of this process can be affected by factors over which we have little or no control, including the customer’s budgetary constraints, timing of the customer’s budget cycles, and concerns by the customer about the introduction of new products by us or by our competitors. As a result, sales cycles for customer orders vary substantially among different customers. The lengthy sales cycle is one of the factors that has caused, and may continue to cause, our revenues and operating results to vary significantly from quarter to quarter. In addition, we may incur substantial expenses and devote significant management effort to develop potential relationships that do not result in agreements or revenues, which may prevent us from pursuing other opportunities. Accordingly, excessive delays in sales could be material and adversely affect our business, financial condition or results of operations.

The nature of our products, customer base and sales channels results in lack of visibility into future demand for our products, which makes it difficult for us to forecast our manufacturing and inventory requirements.

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

We depend on the resale of products through distributor accounts for a substantial majority of our worldwide net revenue. In addition, sales through our top five distributors accounted for approximately 29% of our net revenue in fiscal 2024. A significant reduction of effort by one or more distributors to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

In addition, the financial health of our distributors and our continuing relationships with them are important to our success. Our business could be harmed if the financial health of these distributors impairs their performance and we are unable to secure alternate distributors.

Our ability to sustain and grow our business depends in part on the success of our distributors and resellers.

A substantial part of our revenues is generated through sales by distributors and resellers. To the extent they are unsuccessful in selling our products, or if we are unable to obtain and retain a sufficient number of high-quality distributors and resellers, our operating results could be materially and adversely affected. In addition, our distributors and resellers may devote more resources to marketing, selling and supporting products and services that are competitive with ours, than to our products. They also may have incentives to promote our competitors' products over our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our distributors and resellers. In these cases, one or more of our important distributors or resellers may stop selling our products completely or may significantly decrease the volume of products they sell on our behalf. This sales structure also could subject us to lawsuits, potential liability and reputational harm if, for example, any of our distributors or resellers misrepresents the functionality of our products or services to customers or violates laws or our corporate policies. If we fail to effectively manage our existing or future distributors and resellers effectively, our business and operating results could be materially and adversely affected.

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

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cyberattacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. The secure processing, maintenance and transmission of the information that we collect and store on our systems is critical to our operations and implementing security measures designed to prevent, detect, mitigate or correct these or other cybersecurity threats involves significant costs. Although we have taken steps to protect the security of our information systems, we have, from time to time, experienced, and we expect to continue experiencing, threats to our data and systems, including malware, phishing and computer virus attacks, and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. In addition, due to the fast pace and unpredictability of cybersecurity threats, including from emerging technologies, such as advanced forms of machine learning, AI and quantum computing, long-term implementation plans designed to address cybersecurity risks become obsolete quickly and, in some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. Any unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.

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

In connection with certain implementations of our management software platform, application, and SaaS offerings, we expect to store, convey and process data produced by devices. This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business. It is important for us to maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business to provide a reasonable level of reliability and security. Despite available security measures and other precautions, the infrastructure and transmission methods used by our products and services may be vulnerable to interception, attack or other disruptive problems.

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

Failure to comply with data privacy laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.

Certain of our products and services as well as the operations of our business may involve access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse or improper disclosure of which could result in legal liability. The collection, hosting, transfer, disclosure, use, storage and security of personal information is subject to federal, state and foreign data privacy laws. These laws, (“Privacy and Data Protection Requirements”) which are not uniform, do one or more of the following: regulate the collection, transfer (including in some cases, the transfer outside the country of collection), processing, storage, use and disclosure of personal information, and require notice to individuals of privacy practices and in some cases consent to collection of personal information; give individuals certain access, correction and deletion rights with respect to their personal information; and prevent the use or disclosure of personal information, or require providing opt-outs for the use and disclosure of personal information, for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among us and our subsidiaries.

Laws and regulations in this area are evolving and generally becoming more stringent. For example, the European General Data Protection Regulation (the “GDPR”) requires us to meet stringent requirements regarding (i) our access, use, disclosure, transfer, protection, or otherwise processing of personal information; and (ii) the ability of data subjects to exercise their related various rights such as to access, correct or delete or limit the use of their personal data. Under the GDPR and the U.K.’s version of the GDPR, information transfers from the European Union and the U.K. to the U.S. are generally prohibited unless certain measures are followed. The 2018 California Consumer Privacy Act and California Privacy Rights Act of 2020 provide individuals similar rights with respect to the processing of their personal data. In addition to California, Colorado, Virginia, Utah and Connecticut previously enacted comprehensive privacy legislation, and in 2023 and 2024, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, New Jersey, New Hampshire, Oregon, Rhode Island, Tennessee and Texas enacted such laws. There is also the possibility of federal privacy legislation and increased enforcement by the Federal Trade Commission under its power to regulate unfair and deceptive trade practices. Markets in the Asia Pacific region have also recently adopted GDPR-like legislation, including China’s new Personal Information Protection Law. Failure to meet Privacy and Data Protection Law requirements could result in significant civil penalties (including fines up to 4% of annual worldwide revenue under the GDPR) as well as criminal penalties. Privacy and data protection law requirements also confer a private right of action in some countries, including under the GDPR.

As these laws continue to evolve, we may be required to make changes to our systems, services, solutions and/or products to enable us and/or our clients to meet the new legal requirements, including by taking on more onerous obligations, limiting our storage, transfer and processing of data and, in some cases, limiting our service and/or solution offerings in certain locations and our ability to market to customers. Changes in these laws, or the interpretation and application thereof, may also increase our potential exposure through significantly higher potential penalties for non-compliance. The costs of compliance with, and other burdens imposed by, such laws and regulations and client demand in this area may limit the use of, or demand for, our services, solutions and/or products, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could adversely affect our business, financial condition, and results of operations.

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

We regularly maintain domestic cash deposits in the Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to widespread demands for customer withdrawals and liquidity constraints that may result in market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (“SVB”), Signature Bank Corp. and Silvergate Capital Corp. each failed and was taken into receivership by the FDIC. At that time, we maintained deposits amounting to approximately 85% of our total cash at SVB. While we were able to regain full access to our deposits with SVB and have taken steps to diversify our banking relationships since then, our loan agreement with SVB currently requires us to hold 50% of our company-wide cash balances at SVB. Consequently, any future failure of that bank could simultaneously prevent access to both a substantial portion of our cash holdings and to our credit line for funds needed to meet our working capital requirements and other financial commitments. Our cash balances are concentrated at a small number of financial institutions. In addition, current macroeconomic conditions caused turmoil in the banking sector since the failure of SVB. A failure to timely access our cash on deposit with SVB or other banks could require the scaling back of our operations and production, negatively affect our credit, and prevent us from fulfilling contractual obligations. Moreover, there can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis, and such uninsured deposits may ultimately be lost. In addition, if any of the parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

The terms of our existing term loan and revolving credit facility restrict, among other things, our ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. Further, we are currently and may in the future be required to maintain specified financial ratios, including pursuant to a maximum leverage ratio, a minimum fixed charge coverage ratio or a minimum liquidity test. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to our amended credit agreement and the related loan and security agreement, we have pledged substantially all of our assets to our senior lender, SVB. In addition, our loan agreement with SVB currently requires us to hold 50% of our company-wide cash balances at SVB, which may limit our ability to manage our cash holdings effectively.

Risks Related to International Operations

Rising concern regarding international tariffs could materially and adversely affect our business and results of operations.

The current political landscape has introduced significant uncertainty with respect to future trade regulations and existing international trade agreements, as shown by the U.S.-initiated renegotiation of the North America Free Trade Agreement, Brexit in Europe, and the current war between Ukraine and Russia. This uncertainty includes the possibility of imposing tariffs or penalties on products manufactured outside the U.S., including the U.S. government’s increased tariffs on a range of products from China and subsequent tariffs imposed by the U.S. as well as tariffs imposed by trading partners on U.S. goods, the potential for increased trade barriers between the U.K. and the European Union, and export controls or other retaliatory actions against, or restrictions on doing business with Russia, as well as any resulting disruption, instability or volatility in the global markets and industries resulting from such conflict. The institution of trade tariffs both globally and between the U.S. and China specifically, carries the risk of negatively affecting the overall economic conditions of both China and the U.S., which could have a negative impact on us.

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

Increasing scrutiny and evolving expectations from investors, customers, lawmakers, regulators, and other stakeholders regarding environmental, social and governance practices and disclosures may adversely affect our reputation, adversely impact our ability to attract and retain employees or customers, expose us to increased scrutiny from the investment community or enforcement authorities or otherwise adversely impact our business and results of operations.

There is increasing scrutiny and evolving expectations from investors, customers, lawmakers, regulators, and other stakeholders on environmental, social and governance (“ESG”) practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, forced labor, racial justice, and workplace conduct. Regulators have imposed, and likely will continue to impose, ESG-related rules and guidance, which may conflict with one another and impose additional costs on us or expose us to new or additional risks. Moreover, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG-related matters, and unfavorable ratings of us or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries. As a smaller company, we may not have resources to meet the evolving ESG-related expectations of an investment community.

Current or future litigation, including related to intellectual property, could adversely affect us.

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

In particular, litigation regarding intellectual property rights occurs frequently in our industry. There is a risk that other third parties could claim that our products, or our customers’ products, infringe on their intellectual property rights or that we have misappropriated their intellectual property. In addition, software, business processes and other property rights in our industry might be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Other parties might currently have, or might eventually be issued, patents that pertain to the proprietary rights we use. Any of these third parties might make a claim of infringement against us. The results of litigation are inherently uncertain, and adverse outcomes are possible.

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

General Risk Factors

High interest rates may negatively impact our results of operations and financing costs.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. In an effort to combat inflation, a number of central banks around the world, including the U.S., raised interest rates and may continue to raise them in the future. Higher interest rates may hinder the economic growth in markets where we do business, and has and may continue to have negative impacts on the global economy. Rising interest rates may lead customers to decrease or delay spending on products and projects, including on products that we sell, which may have a material adverse effect on our business, financial condition and results of operations. In addition, higher interest rates impact the amount of interest we pay for our debt obligations and leases and continue and sustained increases in interest rates could negatively impact our financing costs or cash flow.

We identified a material weakness in our internal control related to ineffective information technology general controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during fiscal 2023, management identified a material weakness related to the design and implementation of information technology general controls related to the Company’s information systems that are relevant to the preparation of consolidated financial statements. Specifically, we did not design and maintain user access controls to adequately restrict user access to the financial application and data to appropriate Company personnel. As a result, management concluded that our internal control over financial reporting was not effective as of June 30, 2023 and June 30, 2024. We have implemented remedial measures and expect to remediate the material weakness prior to the end of fiscal 2025. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

The market price of our common stock has been highly volatile. The market price of our common stock could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

•	adverse changes in domestic or global economic, market and other conditions;

•	new products or services offered by our competitors;

•	our completion of or failure to complete significant one-time sales of our products;

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	announcements of technological innovations;

•	our announcement of significant mergers, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	conditions or trends in the industry;

•	additions or departures of key personnel;

•	increased competition from industry consolidation; and

•	sales of common stock by our stockholders or us or repurchases of common stock by us.

In addition, the Nasdaq Capital Market often experiences price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of companies listed on the Nasdaq Capital Market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We leverage guidance from the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), which provides an outline of enterprise security processes and controls, to inform the design and assessment of our cybersecurity risk management program. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

As part of our risk management process, we may engage third-party experts to help identify and assess risks from cybersecurity threats. Our risk management process also encompasses cybersecurity risks associated with our use of third-party service providers.

Our cybersecurity risk management program includes:

•	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services and our broader IT environment;

•	evaluations of our readiness to assess, respond and, as applicable, recover from potential cybersecurity incidents;

•	periodic tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes, technologies and incident response plan;

•	the use of external service providers, where appropriate, to assess, test, or otherwise assist with the aspects of our security controls;

•	cybersecurity training to educate our employees, consultants and other users about their individual responsibilities regarding our IT systems and data;

•	weekly briefings on cybersecurity incidents, threats, and related matters;

•	a third-party risk management process for service providers, suppliers and vendors who have access to our critical systems and information; and

•	cybersecurity risk insurance that provides protection against certain potential costs and losses arising from a cybersecurity incident.

As of the date of this report, we do not believe that known risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that we are aware of, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, we can give no assurance that we have detected or protected against all such cybersecurity incidents or threats or that we will not experience such an incident in the future. Further details about the cybersecurity risks we face are described under the heading “Risks Related to Technology, Cybersecurity and Intellectual Property,” included as part of our risk factor disclosures in Part I, Item 1A of this Report, which disclosures are incorporated by reference herein.

Governance

The Board is responsible for the oversight of risks from cybersecurity threats. Our Board oversees management’s implementation of our cybersecurity risk management program. On a quarterly basis, and more frequently as needed, our Board receives updates from our senior management concerning, among other relevant information, the status of our cybersecurity initiatives to strengthen our cybersecurity risk management and are apprised, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

While the Board reviews and oversees the Company’s information security efforts, our executive officers, including our Chief Financial Officer, Vice President of Business Operations, and Vice President of Business Affairs are responsible for the day-to-day management of cybersecurity risk and the design and implementation of policies, processes and procedures to identify and mitigate this risk. Our Director of IT, in coordination with the executive officers named above, is responsible for assessing and managing material risks from cybersecurity threats, as well as managing and responding to material cybersecurity incidents if any occur. Our Director of IT has over 27 years of experience in various information technology roles, which includes over 10 years of management of cybersecurity matters.

Our Director of IT provides weekly briefings to the Chief Financial Officer, Vice President of Business Operations, Vice President of Business Affairs and other members of our cross-functional incident response team. The weekly briefings are focused on our cybersecurity risks and activities, including cybersecurity incidents and responses, cybersecurity systems testing, third-party activities and related topics. In the event threats and incidents are identified as potentially significant, the Chief Financial Officer, Vice President of Business Operations or Vice President of Business Affairs will promptly report to our Board.

ITEM 2.	PROPERTIES

The following table presents details regarding our leased facilities:

Locations	Primary Use	Approximate Square Footage
Irvine, California, U.S.A.	Corporate headquarters; sales and marketing, research and development, operations, and administration	14,000
Plymouth, Minnesota, U.S.A.	Operations, warehousing, and administration	66,000
Vancouver, British Columbia, Canada	Engineering, operations, and marketing	8,500
Austin, Texas, U.S.A.	Engineering, sales, and marketing	7,500
Hyderabad, India	Engineering and design	18,000
Illmenau, Germany	Engineering, operations, sales, and marketing	7,500
Taipei City, Taiwan	Engineering, sales, and marketing	5,500

We believe our existing facilities are adequate to meet our needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

Refer to Note 10 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report, which is incorporated herein by reference, for a discussion of legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “LTRX.” The number of holders of record of our common stock as of August 30, 2024 was approximately 27.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, and we intend to retain any future earnings for use in the expansion of our business and for general corporate purposes. Any future decision to declare or pay dividends will be made by the Board in its sole discretion and will depend upon our financial condition, operating results, capital requirements and other factors that the Board deems appropriate at the time of its decision.

Issuer Repurchases

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2024.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (this “Report”). This discussion and analysis contains forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” included in Part I, Item 1A of this Report. Please also see “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Report.

Overview

Lantronix, Inc. is a global leader in compute and connectivity solutions, targeting high-growth industries such as Smart Cities, Automotive, and Enterprise markets. Our products and services empower companies to capitalize on the expanding internet of things (“IoT”) market by delivering customizable solutions that address each layer of the IoT stack.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan (“APJ”).

References to “fiscal 2024” refer to the fiscal year ended June 30, 2024 and references to “fiscal 2023” refer to the fiscal year ended June 30, 2023.

Products and Solutions

We organize our portfolio services and products into three product lines: Embedded IoT Solutions, IoT System Solutions, and Software & Services. Refer to “Products and Solutions” included in Part I, Item 1 of this Report, which is incorporated herein by reference, for further discussion.

Our Embedded IoT Solutions product lines include Open-Q System on Modules and System in Packages, XPort®, XPort® Pro, Development Kits, xPico®, xPico® Wi-Fi, NICS and Optical SFPs.

Our IoT System Solutions product lines include LM83X, LM80, SLC™8000, Spider™, EMG™, UDS, EDS, EDS-MD, xPress™, xDirect®, E21x, E22x, G52x, X30x, Bolero4x, FOX3-4G, FOX4, SGX™ and Power over Ethernet (“PoE”) Switches. In addition, Lantronix offers non-PoE Network Switches and Media Converters.

Our Software and Services product lines include: Engineering Services, Percepxion™, ConsoleFlow™, Control Center and Level Services.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, sales returns and allowances, inventory valuation, restructuring charges, valuation of deferred income taxes, valuation of goodwill and long-lived and intangible assets, share-based compensation, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

Inventory Valuation

We value inventories at the lower of cost (on a first-in, first-out basis) or net realizable value, whereby we make estimates regarding the market value of our inventories, including an assessment of excess and obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future sales demand for our products within a specified time horizon, which is generally 12 to 24 months. In addition, specific reserve estimates are recorded to cover risks for end-of-life products, inventory located at our contract manufacturers and warranty replacement stock. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Our estimates of future product demand and judgement to determine excess inventory may prove to be inaccurate, in which case we may have understated or overstated the reduction to the total carrying value of our inventory for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold, resulting in a reduction in our gross margins, at the time of such determination. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations.

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

Goodwill Impairment Testing

We evaluate goodwill for impairment on an annual basis on the last day of our fourth fiscal quarter or more frequently if we believe indicators of impairment exist that would more likely than not reduce the fair value of our single reporting unit below its carrying amount.

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

During the fourth quarter of fiscal 2024, we made a qualitative assessment of whether goodwill impairment existed. Since our assessment of the qualitative factors did not result in a determination that it was more likely than not that the fair value of our single reporting unit is less than its carrying value, we were not required to perform the quantitative goodwill impairment test.

Long-Lived Assets and Intangible Assets

We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Circumstances that could trigger a review include, but are not limited to the following:

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

Results of Operations - Fiscal Years Ended June 30, 2024 and 2023

Summary

For fiscal 2024, our net revenue increased by $29,138,000, or 22.2%, compared to fiscal 2023. The increase in net revenue was driven by an 81.7% increase in net revenue in our IoT System Solutions product line partially offset by a decrease of 26.2% in net revenues in our Embedded IoT Solutions product line and a decrease of 11.3% in net revenues in our Software & Services product line. We had a net loss of $4,516,000 for fiscal 2024 compared to a net loss of $8,980,000 for fiscal 2023. The decrease in net loss was driven primarily by increased revenues, partially offset by an increase in operating expenses of 6.8% and a decrease in gross profit as a percentage of revenue from 42.9% in fiscal 2023 to 40.1% in fiscal 2024.

Net Revenue

The following tables present our net revenue by product lines and by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$46,953	29.3%	$63,636	48.6%	$(16,683)	(26.2%	)
IoT System Solutions	104,450	65.1%	57,496	43.8%	46,954	81.7%
Software & Services	8,924	5.6%	10,057	7.7%	(1,133)	(11.3%	)
	$160,327	100.0%	$131,189	100.1%	$29,138	22.2%

	Years Ended June 30,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Americas	$78,203	48.8%	$78,557	59.9%	$(354)	(0.5%	)
EMEA	64,025	39.9%	23,286	17.7%	40,739	175.0%
APJ	18,099	11.3%	29,346	22.4%	(11,247)	(38.3%	)
	$160,327	100.0%	$131,189	100.0%	$29,138	22.2%

Embedded IoT Solutions

Net revenue decreased primarily due to lower unit sales of our embedded compute product line in the Americas and APJ regions as a result of two large design wins that reached end-of-life at the end of fiscal 2023. To a lesser extent net revenue was impacted by lower unit sales of our network interface cards across all regions, and some of our legacy embedded ethernet connectivity products in the Americas and EMEA regions.

IoT System Solutions

Net revenue increased primarily due to increases in units sales of (i) our custom solutions, as we ramped to volume production for a European smart energy grid provider in the current period, (ii) our out-of-band products across all regions, and (iii) our converters and radio nodes products in the Americas region. These increases were partially offset by decreases in sales of our network switches in the Americas region.

Software & Services

Net revenue decreased primarily due to a year over year decline in our engineering services in the EMEA region as two of our large design services projects transitioned from the design phase to full production during fiscal 2024. This was partially offset by growth in our extended warranty services across all regions as a result of increased sales of our out-of-band products.

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontract labor assembly by contract manufacturers, freight costs, personnel-related expenses, manufacturing overhead, inventory reserves for excess and obsolete products or raw materials, warranty costs, royalties and share-based compensation.

The following table presents our gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
		(In thousands, except percentages)
Gross profit	$64,354	40.1%	$56,264	42.9%	$8,090	14.4%

Gross profit as a percent of revenue (referred to as “gross margin”) decreased primarily due to a change in product mix and increased logistics and overhead costs related to our smart grid customer that grew to 26% of our net revenue during fiscal 2024. We expect this customer to contribute less revenue during fiscal 2025 which should lead to an improvement in our product mix and lower logistics and overhead costs as a percentage of revenue for fiscal 2025.

Selling, General and Administrative

Selling, general and administrative expenses consists of personnel-related expenses including salaries and commissions, share-based compensation, facility expenses, information technology, advertising and marketing expenses and professional legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$21,316		$19,453		$1,863	9.6%
Professional fees and outside services	5,037		6,064		(1,027)	(16.9%	)
Advertising and marketing	2,346		2,136		210	9.8%
Facilities and insurance	2,754		2,538		216	8.5%
Share-based compensation	6,248		4,546		1,702	37.4%
Depreciation	1,393		1,022		371	36.3%
Other	1,112		1,189		(77)	(6.5%	)
Selling, general and administrative	$40,206	25.1%	$36,948	28.2%	$3,258	8.8%

Selling, general and administrative expenses increased primarily due to higher personnel-related expenses arising from merit increases and variable and share-based compensation related to the Company’s improved financial performance in fiscal 2024. Merit increases and variable and share-based compensation were significantly lower and in many cases not earned during fiscal 2023. To a lesser extent, the increase in selling, general and administrative expenses were impacted by (i) an increase in depreciation expense related to new equipment and certain business analysis tools that we added in the current year, and (ii) increases in insurance premiums and various facility-related costs. These increases were partially offset by (i) reductions in headcount and (ii) lower professional fees and outside services related to audit and accounting compliance costs that were higher in the prior year as we implemented Section 404(b) of the Sarbanes-Oxley Act.

Research and Development

Research and development expenses consists of personnel-related expenses, share-based compensation, and expenditures to third-party vendors for research and development activities and product certification costs. Our costs from period-to-period related to outside services and product certifications vary depending on our level and timing of development activities.

The following table presents our research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$14,022		$12,535		$1,487	11.9%
Facilities	2,523		2,664		(141)	(5.3%	)
Outside services	505		773		(268)	(34.7%	)
Product certifications	462		1,067		(605)	(56.7%	)
Share-based compensation	1,852		1,504		348	23.1%
Other	918		1,082		(164)	(15.2%	)
Research and development	$20,282	12.7%	$19,625	15.0%	$657	3.3%

Research and development expenses increased primarily due to higher personnel-related costs resulting from merit increases and variable and share-based compensation costs related to our improved financial performance in fiscal 2024. These increases were partially offset by (i) a reduction in headcount and (ii) a decrease in product certification expenses and outsourced development resources.

Restructuring, Severance and Related Charges

During fiscal 2024 and 2023, we incurred charges of approximately $1,423,000 and $693,000, respectively, related to headcount reductions and restructuring of certain non-essential operations.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and synergies related to our acquisitions and general business operations.

Acquisition-Related Costs

During fiscal 2023 we incurred approximately $315,000 of costs primarily in connection with the acquisition of Uplogix, Inc. (“Uplogix”). These costs were mainly comprised of banking, legal and other professional fees.

Amortization of Intangible Assets

We acquired certain intangible assets through our recent acquisitions, which we recorded at fair-value as of the acquisition dates. These assets are generally amortized on a straight-line basis over their estimated useful lives and resulted in charges of $5,314,000 and $5,804,000 during fiscal 2024 and 2023, respectively.

Interest Expense, Net

For fiscal 2024 and 2023, we incurred net interest expense from interest incurred on borrowings on our credit facilities. We also earn interest on our domestic cash balances.

Other Income (Expense), Net

Other income (expense), net, is comprised primarily of foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

Provision for Income Taxes

The following table presents our provision for income taxes:

	Years Ended June 30,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Provision for income taxes	$745	0.5%	$748	0.6%	$(3)	(0.4%	)

The following table presents our effective tax rate based upon our provision for income taxes:

	Years Ended June 30,
	2024	2023
Effective tax rate	19.8%	9.1%

We utilize the liability method of accounting for income taxes. The differences between our effective tax rate and the federal statutory rate in fiscal 2024 and fiscal 2023 were also impacted by the effect of our domestic losses recorded without a tax benefit, as well as the effect of certain state and foreign earnings taxed at rates differing from the federal statutory rate.

We record net deferred tax assets to the extent we believe these assets are more likely than not to be realized. Aside from a net deferred tax liability of $179,000 and $146,000 that we recorded as of June 30, 2024 and 2023, respectively, based on our cumulative losses and uncertainty of generating future taxable income, we provided a full valuation allowance against our net deferred tax assets at June 30, 2024 and 2023. Refer to Note 8 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report, for additional information.

Liquidity and Capital Resources

Liquidity

The following table presents our working capital and cash and cash equivalents:

	June 30,
	2024	2023	Change
		(In thousands)
Working capital	$58,794	$50,163	$8,631
Cash and cash equivalents	$26,237	$13,452	$12,785

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under our existing term loan and revolving credit facility (together, the “Senior Credit Facilities”), and cash generated from operations. We are subject to a variable amount of interest on the principal balance of our Senior Credit Facilities and could be adversely impacted by rising interest rates in the future. We believe that our current cash holdings and net cash flows from operations are sufficient to satisfy our current obligations for the foreseeable future, and, assuming continued access to the undrawn amounts available under our Senior Credit Facilities, these combined sources will be sufficient to fund our material requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months and beyond. We continue to monitor our existing banking relationships and the availability of potential alternate sources of credit based on market conditions and our ongoing capital requirements. There can be no guarantee that we would be able to obtain any needed alternate financing on acceptable terms, or at all, or that such a financing would not result in a default under the Loan Agreement (as defined in Note 5 of Notes to Consolidated Financial Statements, including in Part II, Item 8 of this Report). We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

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

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,		Increase
	2024	2023	(Decrease)
	(In thousands)
Net cash provided by operating activities	$18,623	$237	$18,386
Net cash used in investing activities	(1,479)	(7,323)	(5,844)
Net cash (used in) provided by financing activities	(4,359)	3,317	(7,676)

Operating Activities

Cash provided by operating activities during fiscal 2024 increased compared to fiscal 2023. In fiscal 2023, we used a significant amount of cash in the build-up of our inventories and decreases in our accounts payable and accrued liabilities. For fiscal 2024, our net loss included $16,740,000 of non-cash charges, while the changes in operating assets and liabilities provided net cash of $6,399,000.

Our net inventories decreased by $22,038,000, or 44.3%, from June 30, 2023 to June 30, 2024. The decrease resulted primarily from (i) current year shipments to a smart grid customer for which we had built up our stock levels and (ii) our efforts to reduce inventory levels that increased during the supply shortages we experienced during the pandemic.

Accounts payable decreased by $2,054,000, or 16.6%, from June 30, 2023 to June 30, 2024. The reduction is primarily due to the decrease in our inventories and the timing of payments to our vendors.

Accounts receivable increased by $3,597,000, or 13.0%, from June 30, 2023 to June 30, 2024. The increase is primarily due to the increased sales during the current year coupled with timing of payments received from our customers.

Accrued payroll and related expenses increased by $3,405,000 or 140.1% from June 30, 2023 to June 30, 2024. The increase is primarily due to variable compensation costs incurred during the current year.

Other current liabilities decreased by $17,842,000, or 61.9%, from June 30, 2023 to June 30, 2024. This was mostly driven by a reduction in deposits previously received related to shipments under a customer contract.

Investing Activities

Net cash used in investing activities for fiscal 2024 consisted of purchases of equipment amounting to $1,479,000, primarily for research and development and certain business analysis tools. Cash used in investing activities during fiscal 2023 included the acquisition of Uplogix, which used net cash of $4,650,000, as well as purchases of plant and equipment of $2,673,000 primarily related to building out and furnishing our new lease facilities in California and Minnesota.

Financing Activities

Net cash used in financing activities during fiscal 2024 resulted primarily from $2,853,000 of principal payments on the Senior Credit Facilities as well as $1,027,000 tax withholdings paid on behalf of employees for restricted shares. Additionally, we used cash of $1,262,000 to pay the contingent consideration earned related to the Uplogix acquisition. Net cash provided by financing activities during fiscal 2023 resulted primarily from $7,000,000 in gross proceeds received from our Senior Credit Facilities with SVB partially offset by payments of $3,994,000 on the term loan as well as tax withholdings paid of $821,000 on behalf of employees for restricted shares.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that this information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024 and have concluded they were not effective as of June 30, 2024 due to the material weakness described below. Despite the material weakness, management believes that the Consolidated Financial Statements included in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the period presented, in accordance with U.S. GAAP.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As disclosed in Part II, Item 9A in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2023. Management identified deficiencies in the design and implementation of information technology general controls (“ITGCs”), constituting a material weakness, related to the Company’s information systems relevant to preparing consolidated financial statements. Specifically, management did not design and maintain user access controls to ensure appropriate segregation of duties and to adequately restrict user access to financial applications and data.

During the fiscal year ended June 30, 2024, management implemented a previously disclosed remediation plan to enhance the design of ITGCs related to user access and proper segregation of duties. This plan included:

•	Modifying user rights to significantly restrict access to certain key financial applications and functionality.
•	Implementing additional review and approval requirements within the financial systems workflow.
•	Creating new audit reports that require management review and approval of changes made to key attributes within the financial application.
•	Improving and maintaining documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes.
•	Implementing an IT management review and testing plan to monitor user access, specifically focusing on financial applications.

As of June 30, 2024, management has implemented the remedial actions and controls described above concerning the material weakness. Due to the timing of the design and implementation of our remediation efforts during the fourth quarter of fiscal 2024, there has been insufficient time to demonstrate consistent execution of certain controls. As such, management is unable to conclude on the operating effectiveness of the implemented remediations and therefore concludes that internal control over financial reporting was not effective as of June 30, 2024. We expect to continue to execute, test, and assess the effectiveness of these controls as we progress into fiscal 2025.

Baker Tilly US, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has provided an attestation report on Lantronix’s internal control over financial reporting. As a result of the material weakness described above, their report includes an adverse audit report on the effectiveness of internal control over financial reporting as of June 30, 2024.

Changes in Internal Controls over Financial Reporting

Except for the changes in connection with our remediation plan discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On September 3, 2024, we entered into a Fourth Amendment to Third Amended and Restated Loan and Security Agreement (the “Fourth Amendment”) with Silicon Valley Bank, pertaining to our existing term loan and revolving credit facility (together, the “Senior Credit Facilities”), which amends that certain Third Amended and Restated Loan and Security Agreement, dated as of August 2, 2021, as amended by the First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of October 21, 2021, as amended by the Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of February 15, 2022, as amended by the Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of September 7, 2022. Pursuant to the Fourth Amendment, the maturity of our Senior Credit Facilities was extended from August 2, 2025 to August 2, 2026.

The foregoing description of the Fourth Amendment is qualified in its entirety by the Fourth Amendment, a copy of which is filed as Exhibit 10.42 to this Annual Report on Form 10-K and is incorporated herein by reference.

Insider Trading Arrangements

During the year ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Portions of our definitive Proxy Statement on Schedule 14A relating to our 2024 annual meeting of stockholders (“Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report, as indicated below.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and their ages, titles and biographies as of the date hereof are set forth in the section entitled “Information About Our Executive Officers” in Part I, Item 1 of this Report, which is incorporated herein by reference.

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

The other information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements

The following consolidated financial statements and related Report of Independent Registered Public Accounting Firm are filed as part of this Report.

2.  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	8/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8–K	3.2	11/15/2012

4.1	Description of Lantronix Common Stock		10-K	4.1	9/11/2019

10.1*	Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan, as Amended on November 14, 2017		8-K	99.1	11/15/2017

10.2*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.3	5/9/2013

10.3*	Form of Restricted Stock Award Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.4	5/9/2013

10.4*	Lantronix, Inc. 2020 Performance Incentive Plan, as amended and restated		8-K	10.1	11/9/2022

10.5*	Form of Director Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.7	8/27/2021

10.6*	Form of Director Restricted Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.9	8/27/2021

10.7*	Form of Nonqualified Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.10	8/27/2021

10.8*	Form of Incentive Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.11	8/27/2021

10.9*	Letter Agreement dated September 8, 2011 between Lantronix, Inc. and Jeremy Whitaker		8–K	10.1	9/26/2011

10.10*	Amendment to Offer Letter between Lantronix, Inc. and Jeremy Whitaker, dated as of November 13, 2012		8-K	99.2	11/15/2012

10.11*	Form of Indemnification Agreement entered into between Lantronix, Inc. with its directors and certain of its executive officers		8-K	10.2	6/20/2016

10.12*	Summary of Lantronix, Inc. Annual Bonus Program		8-K	99.1	9/8/2015

10.13*	Form of Executive Officer Retention Letter Agreement		8-K	10.1	7/5/2023

10.14*	Lantronix, Inc. 2013 Employee Stock Purchase Plan, as amended and restated		8-K	10.2	11/9/2022

10.15*	Offer Letter dated January 4, 2020, between Lantronix, Inc. and Roger Holliday		10-K	10.22	9/11/2020

10.16*	Intrinsyc Technologies Corporation Amended and Restated Incentive Stock Option Plan		10-Q	10.1	5/15/2020

10.17*	Intrinsyc Technologies Corporation Restricted Share Unit Plan		10-Q	10.2	5/15/2020

10.18	Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated August 2, 2021, by and between Lantronix, Inc., Lantronix Holding Company, Lantronix Canada ULC and Lantronix Technologies Canada (Taiwan) Ltd. and Transition Networks, Inc.		8-K	10.1	8/2/2021

10.19	Mezzanine Loan and Security Agreement, dated August 2, 2021, by and between Lantronix, Inc. and SVB Innovation Credit Fund VIII, L.P.		8-K	10.2	8/2/2021

10.20	2020 Non-Employee Director Compensation Policy		10-Q	10.1	11/12/2021

10.21*	Non-Employee Director Compensation Policy, as revised August 8, 2022 to be effective November 8, 2022		10-K	10.32	8/29/2022

10.22	Warrant to Purchase Common Stock issued to SVB Innovation Credit Fund VIII, L.P.		10-Q	10.2	11/12/2021

10.23	Warrant to Purchase Common Stock issued to Innovation Credit Fund VIII-A, L.P.		10-K	10.34	8/29/2022

10.24	Lease dated November 5, 2021 between Lantronix, Inc. and Discovery Business Center LLC		8-K	10.1	11/8/2021

10.25	Lease dated January 20, 2022 between Lantronix, Inc. and Jet 55 Property Owner LLC		8-K	10.1	1/26/2022

10.26	First Amendment to Third and Restated Loan Security Agreement dated February 15, 2022, among Lantronix, Inc., Lantronix Holding Company, Lantronix Canada, ULC and Lantronix Technologies Canada (Taiwan) Ltd. and Transition Networks, Inc.		10-Q	10.3	2/11/2022

10.27	Second Amendment to Third and Restated Loan Security Agreement dated February 15, 2022, among Lantronix, Inc., Lantronix Holding Company, Lantronix Canada, ULC and Lantronix Technologies Canada (Taiwan) Ltd. and Transition Networks, Inc.		8-K	10.1	2/16/2022

10.28	Third Amendment to Third Amended and Restated Loan and Security Agreement dated September 7, 2022 among Lantronix, Inc., Lantronix Holding Company, Lantronix Canada ULC and Lantronix Canada (Taiwan) Ltd., Transition Networks, Inc. and Silicon Valley Bank		8-K	10.1	9/12/2022

10.29*	Offer Letter dated December 12, 2022 between Lantronix, Inc. and Eric Bass		10-K	10.42	9/12/2023

10.30	Letter Agreement dated April 3, 2023, by and between Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bank, N.A. (as successor to Silicon Valley Bank), Lantronix, Inc., Lantronix Holding Company, Lantronix Technologies Canada (Taiwan) Ltd., Lantronix Canada ULC, Transition Networks, Inc. and Uplogix, Inc.		8-K	10.1	4/6/2023

10.31*	Employment agreement dated October 31, 2023 between Lantronix, Inc. and Saleel Awsare		8-K	10.1	11/6/2023

10.32*	Change in Control Agreement between Lantronix, Inc. and Jeremy Whitaker dated May 10, 2024		8-K	10.1	5/10/2024

10.33*	Offer Letter dated February 23, 2024 between Lantronix, Inc. and Kurt Hoff	X

10.34*	Offer Letter dated April 2, 2024 between Lantronix, Inc. and Mathi Gurusamy	X

10.35*	Form of Restricted Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan	X

10.36*	Form of Performance Stock Unit Award Agreement (Financial Measure) under the Lantronix, Inc. 2020 Performance Incentive Plan	X

10.37*	Form of Performance Stock Unit Award Agreement (Relative TSR) under the Lantronix, Inc. 2020 Performance Incentive Plan	X

10.38*	Form of Inducement Restricted Stock Unit Agreement		S-8	4.1	6/5/2024

10.39*	Form of Inducement Performance Stock Unit Agreement (Relative TSR)		S-8	4.2	6/5/2024

10.40*	Form of Inducement Performance Stock Unit Agreement (Financial Measure)		S-8	4.3	6/5/2024

10.41	Cooperation Agreement, dated August 9, 2024, between Lantronix, Inc. and 180 Degree Capital Corp.		8-K	10.1	8/12/2024

10.42	Fourth Amendment to Third Amended and Restated Loan and Security Agreement dated September 3, 2024 among Lantronix, Inc., Lantronix Holding Company, Lantronix Canada, ULC and Lantronix Technologies Canada (Taiwan) Ltd., Transition Networks, Inc., Uplogix, Inc. and Silicon Valley Bank	X

21.1+	Subsidiaries of Lantronix, Inc.	X

23.1+	Consent of Independent Registered Public Accounting Firm, Baker Tilly US, LLP	X

24.1+	Power of Attorney (included on the signature page)	X

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1++	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

__________

*	Indicates management contract or compensatory plan, contract or arrangement.
+	Filed herewith
++	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTRONIX, INC.

	By:	/s/ SALEEL AWSARE
Saleel Awsare
President and Chief Executive Officer
Date: September 9, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ SALEEL AWSARE	President, Chief Executive Officer and Director	September 9, 2024
Saleel Awsare	(Principal Executive Officer)

/s/ JEREMY WHITAKER	Chief Financial Officer	September 9, 2024
Jeremy Whitaker	(Principal Financial and Accounting Officer)

/s/ JASON COHENOUR	Director, Chairman of the Board	September 9, 2024
Jason Cohenour

/s/ PHILIP BRACE	Director	September 9, 2024
Philip Brace

/s/ PHU HOANG	Director	September 9, 2024
Phu Hoang

/s/ HOSHI PRINTER	Director	September 9, 2024
Hoshi Printer

/s/ CHRISTA STEELE	Director	September 9, 2024
Christa Steele

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lantronix, Inc.:

Irvine, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. and its subsidiaries (the Company) as of June 30, 2024 and 2023, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weakness described below on the achievement of the objective of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2024, based on the COSO criteria.

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

The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A of this Annual Report on Form 10-K. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

INVENTORIES – EXCESS AND OBSOLETE RESERVE

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value and the Company’s consolidated inventories balance was approximately $27.7 million at June 30, 2024, net of reserves. The Company provides for reserves for excess and obsolete inventories primarily based upon estimates of future demand of products, the age of the inventory, and considering contractual supplier protection provisions and distributor stock rotation privileges.

We identified the auditing of management’s lower of cost or net realizable value determination for excess or obsolete inventories as a critical audit matter. The procedures to audit management’s lower of cost or net realizable value determination for excess or obsolete inventories was especially challenging and highly judgmental because of (i) Inherent estimation uncertainty relating to assumptions used by management in the inventory reserve model which involved a high degree of subjectivity, (ii) the uncertainties in determining demand for aging inventory and (iii) future market conditions.

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

Irvine, California

September 9, 2024

LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30,	June 30,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$26,237	$13,452
Accounts receivable, net	31,279	27,682
Inventories, net	27,698	49,736
Contract manufacturers' receivable	1,401	3,019
Prepaid expenses and other current assets	2,335	2,662
Total current assets	88,950	96,551

Property and equipment, net	4,016	4,629
Goodwill	27,824	27,824
Intangible assets, net	5,251	10,565
Lease right-of-use assets	9,567	11,583
Other assets	600	472
Total assets	$136,208	$151,624

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$10,347	$12,401
Accrued payroll and related expenses	5,836	2,431
Current portion of long-term debt, net	3,002	2,743
Other current liabilities	10,971	28,813
Total current liabilities	30,156	46,388
Long-term debt, net	13,219	16,221
Other non-current liabilities	11,478	11,459
Total liabilities	54,853	74,068

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized; 37,872,883 and 36,875,586 shares issued and outstanding at June 30, 2024 and 2023, respectively	4	4
Additional paid-in capital	304,001	295,686
Accumulated deficit	(223,021)	(218,505)
Accumulated other comprehensive income	371	371
Total stockholders' equity	81,355	77,556
Total liabilities and stockholders' equity	$136,208	$151,624

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2024	2023
Net revenue	$160,327	$131,189
Cost of revenue	95,973	74,925
Gross profit	64,354	56,264
Operating expenses:
Selling, general and administrative	40,206	36,948
Research and development	20,282	19,625
Restructuring, severance and related charges	1,423	693
Acquisition-related costs	–	315
Fair value remeasurement of earnout consideration	(9)	(447)
Amortization of intangible assets	5,314	5,804
Total operating expenses	67,216	62,938
Loss from operations	(2,862)	(6,674)
Interest expense, net	(916)	(1,485)
Other income (expense), net	7	(73)
Loss before income taxes	(3,771)	(8,232)
Provision for income taxes	745	748
Net loss and comprehensive loss	$(4,516)	$(8,980)

Net loss per share - basic and diluted	$(0.12)	$(0.25)

Weighted-average common shares - basic and diluted	37,386	36,257

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2022	35,129	$4	$289,046	$(209,525)	$371	$79,896
Shares issued pursuant to stock awards, net	1,746	–	1,253	–	–	1,253
Tax withholding paid on behalf of employees for restricted shares	–	–	(821)	–	–	(821)
Share-based compensation	–	–	6,208	–	–	6,208
Net loss	–	–	–	(8,980)	–	(8,980)
Balance at June 30, 2023	36,875	4	295,686	(218,505)	371	77,556
Shares issued pursuant to stock awards, net	997	–	1,005	–	–	1,005
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,027)	–	–	(1,027)
Share-based compensation	–	–	8,337	–	–	8,337
Net loss	–	–	–	(4,516)	–	(4,516)
Balance at June 30, 2024	37,872	$4	$304,001	$(223,021)	$371	$81,355

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2024	2023
Operating activities
Net loss	$(4,516)	$(8,980)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	8,337	6,208
Amortization of intangible assets	5,314	5,804
Depreciation and amortization	2,163	1,735
Amortization of manufacturing profit in acquired inventory associated with acquisitions	822	225
Loss on disposal of property and equipment	3	15
Amortization of deferred debt issuance costs	110	104
Fair value remeasurement of earnout consideration	(9)	(447)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(3,597)	480
Inventories, net	21,216	(8,692)
Contract manufacturers' receivable	1,618	435
Prepaid expenses and other current assets	327	3,043
Lease right-of-use assets	2,016	2,088
Other assets	(128)	(18)
Accounts payable	(2,128)	(8,575)
Accrued payroll and related expenses	3,405	(2,560)
Other liabilities	(16,330)	9,372
Net cash provided by operating activities	18,623	237
Investing activities
Purchases of property and equipment	(1,479)	(2,673)
Cash payment for acquisitions, net of cash and cash equivalents acquired	–	(4,650)
Net cash used in investing activities	(1,479)	(7,323)
Financing activities
Net proceeds from issuances of common stock	1,005	1,253
Tax withholding paid on behalf of employees for restricted shares	(1,027)	(821)
Earnout consideration paid	(1,262)	–
Net proceeds from issuance of debt	–	4,909
Payment of borrowings on term loan	(2,853)	(1,994)
Net proceeds from borrowing on line of credit	–	2,000
Payment of borrowings on line of credit	–	(2,000)
Payment of lease liabilities	(222)	(30)
Net cash (used in) provided by financing activities	(4,359)	3,317
Increase (decrease) in cash and cash equivalents	12,785	(3,769)
Cash and cash equivalents at beginning of year	13,452	17,221
Cash and cash equivalents at end of year	$26,237	$13,452
Supplemental disclosure of cash flow information
Interest paid	$1,915	$1,563
Income taxes paid	$631	$539

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

1.	Company and Significant Accounting Policies

Company

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global leader in compute and connectivity solutions, targeting high-growth industries such as Smart Cities, Automotive, and Enterprise markets. Our products and services empower companies to capitalize on the expanding internet of things (“IoT”) market by delivering customizable solutions that address each layer of the IoT stack. We were incorporated in California in 1989 and re-incorporated in Delaware in 2000.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at the amount we expect to collect, which is net of an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. Our evaluation of the collectability of customer accounts receivable is based on various factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we record an allowance against amounts due based on those particular circumstances. For all other customers, we estimate an allowance for credit losses based on various considerations, including the length of time the receivables are past due and our historical bad debt collection experience. We also consider our understanding of current economic and industry conditions, as well as reasonable and supportable forecasts of future economic conditions that may affect the collectability of customer receivables. Accounts that are deemed uncollectible are written off against the allowance for credit losses.

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

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Other than earnout consideration liabilities (see Note 3), during the fiscal years ended June 30, 2024 and 2023 we did not have any assets or liabilities that were measured at fair value on a recurring basis. As of June 30, 2024 we do not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2024 and 2023. We did not have any other comprehensive income or losses during the fiscal years ended June 30, 2024 or 2023.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments, with original maturities of 90 days or less.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a weighted-average cost basis that approximates the first-in, first-out method. We provide reserves for excess and obsolete inventories determined primarily based upon estimates of future demand for our products.

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

Business Combinations

We allocate the fair value of the purchase consideration of a business acquisition to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable intangible asset and amortized over the asset’s estimated useful life. Acquisition-related expenses and related restructuring costs are recognized separately from the business combination and are expensed as incurred.

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets acquired. We evaluate goodwill for impairment on an annual basis as of the last day of our fiscal fourth quarter or more frequently if we believe indicators of impairment exist that would more likely than not reduce the fair value of our single reporting unit below its carrying amount. We begin by assessing qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Based on that qualitative assessment, if we conclude that it is more likely than not that the fair value of our single reporting unit is less than its carrying value, we conduct a quantitative goodwill impairment test, which involves comparing the estimated fair value of our single reporting unit with its carrying value, including goodwill. We estimate the fair value of our single reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, we recognize an impairment loss for the difference.

During the fourth quarter of the fiscal year ended June 30, 2024, we performed a qualitative assessment of whether goodwill impairment existed and did not determine that it was more likely than not that the fair value of our single reporting unit was less than its carrying amount.

Intangible Assets

Included within “intangible assets, net" at June 30, 2024 are customer lists, developed technology, tradenames, and other intangible assets acquired in connection with various business combinations. Such capitalized costs and intangible assets are being amortized over a period of one to five years.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of long-lived assets within an asset group may not be recoverable. We estimate the future cash flows, undiscounted and without interest charges, expected to be generated by the assets from its use over its remaining useful life and eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of those assets, we estimate the fair value of the asset group and recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

Warranty

The standard warranty periods we provide for our products typically range from one to five years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and for any known or anticipated product warranty issues. If actual return rates and/or replacement costs differ significantly from our estimates, adjustments to recognize additional warranty expense in cost of revenue may be required in future periods.

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

Advertising Expenses

Advertising expenses are recorded in the period incurred and totaled $237,000 and $262,000 for the fiscal years ended June 30, 2024 and 2023, respectively. The costs are included in selling, general and administrative expenses in the consolidated statements of operations.

Segment Information

We have one operating and reportable business segment: the development, marketing, and sale of industrial and enterprise IoT products and services. Our chief executive officer was identified as our chief operating decision-maker (CODM), and reviews financial information presented on a consolidated basis for the purpose of allocating resources and evaluating financial performance.

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

Segment Disclosures

In November 2023, the FASB issued a new Accounting Standards Update (“ASU”) requiring incremental disclosures related to a public company’s reportable segments. The new guidance was issued primarily to provide financial statement users with more disaggregated expense information about a company’s reportable segments. The guidance does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The guidance is effective for Lantronix on a retrospective basis beginning with our annual financial statements for the fiscal year ending June 30, 2025. We are evaluating this guidance and currently do not anticipate its adoption to materially impact our financial statements.

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

Services

Revenues from our extended warranty, technical support, and maintenance services are generally recognized ratably over the applicable service period. Revenues from sales of our software-as-a-service (“SaaS”) solutions are recognized ratably over the applicable service period as well.

We prepay sales commissions related to certain of these contracts, which are incremental costs of obtaining the contract. We capitalize these costs and expense them ratably on a straight-line basis over the life of the contract. At June 30, 2024, prepaid sales commissions included in prepaid expenses and other current assets totaled $194,000 and included in other assets totaled $190,000.

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

Net Revenue by Product Line and Geographic Region

We organize our products and solutions into three product lines: Embedded IoT Solutions, IoT System Solutions, and Software & Services. Our Embedded IoT products are normally embedded into new designs. These products include application processing that delivers compute to meet customer needs for data transformation, computer vision, machine learning, augmented / virtual reality, audio / video aggregation and distribution, and custom applications at the edge. Our IoT System products include wired and wireless connections that enhance the value and utility of modern electronic systems and equipment by providing secure network connectivity, power for IoT end devices through Power over Ethernet, application hosting, protocol conversion, media conversion, secure access for distributed IoT deployments and many other functions. Our Software & Services products can be classified as either (i) our SaaS platform, which enables customers to easily deploy, monitor, manage, and automate across their global deployments, all from a single platform login, virtually connected as though directly on each device, (ii) engineering services, which is a flexible business model that allows customers to select from turnkey product development or team augmentation for accelerating complex areas of product development or (iii) extended warranty, support and maintenance.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan (“APJ”).

The following tables present our net revenue by product line and by geographic region. Net revenues by geographic region are generally based on the “bill-to” location of our customers:

	Years Ended June 30,
	2024	2023
	(In thousands)
Embedded IoT Solutions	$46,953	$63,636
IoT System Solutions	104,450	57,496
Software & Services	8,924	10,057
	$160,327	$131,189

	Years Ended June 30,
	2024	2023
	(In thousands)
Americas	$78,203	$78,557
EMEA	64,025	23,286
APJ	18,099	29,346
	$160,327	$131,189

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Year Ended June 30,
	2024	2023

Product revenues	94%	93%
Service revenues	6%	7%

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

The following table presents the changes in our deferred revenue balance for the year ended June 30, 2024 (in thousands):

Balance, July 1, 2023	$3,381
New performance obligations	6,973
Recognition of revenue as a result of satisfying performance obligations	(4,601)
Balance, June 30, 2024	$5,753
Less: non-current portion of deferred revenue	(2,736)
Current portion, June 30, 2024	$3,017

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 5 years.

3.	Acquisition

On September 12, 2022 (the “Closing Date”), we entered into a merger agreement (the “Merger Agreement”) with Uplogix, Inc. (“Uplogix”) pursuant to which Uplogix became a wholly-owned subsidiary of Lantronix (the “Merger”). Pursuant to the Merger Agreement, all of the issued and outstanding shares of Uplogix were cancelled and converted into the right to receive an applicable portion of the Consideration Pool Amount (as defined in the Merger Agreement). In addition, the holders of promissory notes issued by Uplogix entered into note termination agreements with Uplogix, which provided, among other things, that the issued and outstanding promissory notes were cancelled and terminated upon the closing of the Merger. Holders of Company Junior-Only Notes (as defined in the Merger Agreement) received, in connection with their cancellation and termination of such notes, the full payment of principal and interest. Holders of Company Senior Notes (as defined in the Merger Agreement), including those holders of Company Senior Notes and Company Junior Notes (as defined in the Merger Agreement) (the “Company Senior Noteholders”), received the applicable portions of the Estimated Merger Consideration (as defined in the Merger Agreement).

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

In addition, the Company Senior Noteholders and former Uplogix employees with the right to receive up to an additional $4,000,000 in the aggregate (the “Earnout Amount”), payable after the closing of the Merger based on revenue targets for the business of Uplogix as specified in the Merger Agreement. The Earnout Amount was based on Uplogix achieving revenue of $7,000,000 to $14,000,000 for the period beginning at the Closing Date and ending on September 30, 2023.

The acquisition of Uplogix brought immediate scale to our out-of-band remote management solutions, adding a complementary high-end product offering that includes high-margin maintenance and licensing revenues.

A summary of the purchase consideration for the Uplogix acquisition is as follows (in thousands):

Cash paid, including initial working capital adjustments	$8,754
Preliminary estimated fair value of earnout consideration	1,718
Total purchase consideration	$10,472

We recorded Uplogix’s tangible and intangible assets and liabilities based on their estimated fair values as of the Closing Date and allocated the remaining purchase consideration to goodwill. Our valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. The measurement period for assessing the valuation of acquired assets and assumed liabilities was complete as of June 30, 2023.

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

Remeasurement of Earnout Consideration

During the fiscal year ended June 30, 2024, we finalized the fair value of the earnout consideration based on financial results through September 30, 2023. The earnout liability was paid out in full in December 2023.

The table below presents the change in the earnout consideration liability during the current fiscal year (in thousands):

Balance at June 30, 2023	$1,271
Final remeasurement estimate	(9)
Payments	(1,262)
Balance at June 30, 2024	$–

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

Supplemental pro forma data is as follows:

	Years ended June 30,
	2023	2022
	(In thousands, except per share amounts)
Pro forma net revenue	$133,224	$138,835
Pro forma net loss	$(7,545)	$(5,813)

Pro forma net loss per share:
Basic and Diluted	$(0.21)	$(0.18)

4.	Supplemental Financial Information

Accounts Receivable

The following table presents details of our accounts receivable:

	June 30,
	2024	2023
	(In thousands)
Accounts receivable	$31,526	$28,204
Allowance for credit losses	(247)	(522)
Accounts receivable, net	$31,279	$27,682

Inventories

The following table presents details of our inventories:

	June 30,
	2024	2023
	(In thousands)
Finished goods	$14,167	$25,670
Raw materials	13,531	24,066
Inventories, net	$27,698	$49,736

Property and Equipment

The following table presents details of our property and equipment:

	June 30,
	2024	2023
	(In thousands)
Computer, software and office equipment	$4,531	$7,167
Furniture and fixtures	2,748	3,119
Production, development and warehouse equipment	4,033	5,443
Construction-in-progress	16	52
Property and equipment, gross	11,328	15,781
Less accumulated depreciation	(7,312)	(11,152)
Property and equipment, net	$4,016	$4,629

Goodwill

The following table presents details of our goodwill balance:

Year Ended
June 30, 2024
(In thousands)
Balance at June 30, 2023	$27,824
Current year activity	–
Balance at June 30, 2024	$27,824

Intangible Assets

The following table presents details of our intangible assets:

	June 30, 2024			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
			(In thousands)
Developed technology	$6,331	$(5,293)	$1,038	$6,331	$(3,881)	$2,450
Customer relationships	17,528	(13,315)	4,213	17,528	(9,487)	8,041
Trademark and trade name	1,425	(1,425)	–	1,425	(1,351)	74
	$25,284	$(20,033)	$5,251	$25,284	$(14,719)	$10,565

We do not currently have any intangible assets with indefinite useful lives.

As of June 30, 2024, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2025	3,684
2026	1,177
2027	326
2028	64
$5,251

Warranty Reserve

The following table presents details of our warranty reserve:

	Years Ended June 30,
	2024	2023
	(In thousands)
Beginning balance	$788	$594
Charged to cost of revenues	376	352
Usage	(324)	(158)
Ending balance	$840	$788

Other Liabilities

The following table presents details of our other liabilities:

	June 30,
	2024	2023
	(In thousands)
Current
Accrued variable consideration	$1,796	$2,167
Customer deposits and refunds	436	16,344
Accrued raw materials purchases	126	267
Deferred revenue	3,017	2,493
Lease liability	1,767	1,859
Taxes payable	772	647
Warranty reserve	840	788
Accrued operating expenses	2,217	4,248
Total other current liabilities	$10,971	$28,813

Non-current
Lease liability	$8,563	$10,425
Deferred tax liability	179	146
Deferred revenue	2,736	888
Total other non-current liabilities	$11,478	$11,459

Computation of Net Loss per Share

The following table presents the computation of net loss per share:

	Years Ended June 30,
	2024	2023
	(In thousands, except per share data)
Numerator:
Net loss	$(4,516)	$(8,980)

Denominator:
Weighted-average shares outstanding - basic and diluted	37,386	36,257

Net loss per share - basic and diluted	$(0.12)	$(0.25)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2024	2023
	(In thousands)
Common stock equivalents	847	637

Severance and Related Charges

The following table presents details of the liability we recorded related to restructuring, severance and related activities during the current fiscal year:

Year Ended
June 30,
2024
(In thousands)
Beginning balance	$97
Charges	1,423
Payments	(1,267)
Ending balance	$253

The ending balance is recorded in accrued payroll and related expenses on the accompanying consolidated balance sheet at June 30, 2024.

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2024	2023
	(In thousands)
Acquisition of property through operating leases	$–	$4,320
Acquisition of property through financing leases	$–	$536
Accrued property and equipment paid for in the subsequent period	$74	$54

5.	Bank Loan Agreements

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

The Amendment, among other things, provided for an additional term loan in the original principal amount of $5,000,000 that matures on August 2, 2025. The Senior Credit Facilities bears interest at Term Secured Overnight Financing Rate (“SOFR”) or the Prime Rate, at the option of Lantronix, plus a margin that ranges from 3.10% to 4.10% in the case of Term SOFR and 1.50% to 2.50% in the case of the Prime Rate, depending on our total leverage with a Term SOFR floor of 1.50% and a Prime Rate floor of 3.25%. The Amendment reduced the minimum liquidity requirement from $5,000,000 to $4,000,000. As a condition to entering into the Amendment, we were obligated to pay a nonrefundable facility increase fee in the amount of $25,000. Pursuant to the Amendment, the Senior Credit Facilities were scheduled to mature on August 2, 2025. On September 3, 2024, we entered into a Fourth Amendment to our Loan Agreement, pursuant to which the maturity of our Senior Credit Facilities was extended to August 2, 2026. See Part II, Item 9B of this Report. The Senior Credit Facilities are secured by substantially all of our assets.

On April 3, 2023, we entered into a Letter Agreement (the “Letter Agreement”) with SVB, which, among other matters, amended the Loan Agreement to reduce the former requirement to hold 85% of our company-wide cash balances at SVB to 50%, and provided a waiver of any event of default under the Loan Agreement for any failure to comply with this covenant prior to the date of the Letter Agreement.

The following table summarizes our outstanding debt:

	June 30,
	2024	2023
	(In thousands)
Outstanding borrowings on Senior Credit Facilities	$16,341	19,194
Less: Unamortized debt issuance costs	(120)	(230)
Net Carrying amount of debt	16,221	18,964
Less: Current portion	(3,002)	(2,743)
Non-current portion	$13,219	$16,221

During the year ended June 30, 2024, we recognized $1,697,000 of interest expense in the accompanying consolidated statement of operations related to interest and amortization of debt issuance associated with the borrowings under the Senior Credit Facilities.

Financial Covenants

The Senior Credit Facilities require Lantronix to comply with a minimum liquidity test, a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of June 30, 2024.

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

Stock Incentive Plans

We have stock incentive plans in effect under which non-qualified and incentive stock options to purchase shares of Lantronix common stock (“stock options”) have been granted to employees, non-employees and board members. In addition, we have previously granted restricted common stock awards (“non-vested shares”) to employees and board members under these plans. In November 2020, our stockholders voted to approve the 2020 Performance Incentive Plan (the “2020 Plan”), replacing our Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which expired in September 2020. At the 2010 Plan’s expiration date, approximately 1,097,000 shares of our common stock that remained available for award grants under the 2010 Plan became available for award grants under the 2020 Plan. An additional 2,500,000 shares our common stock were also made available at that time for award grants under the 2020 Plan, and shares of common stock subject to outstanding awards under the 2010 Plan that expired, were cancelled, or otherwise terminate after the expiration date of the 2010 Plan became available for award grant purposes under the 2020 Plan. In November 2022, our stockholders voted to approve amendments to the 2020 Plan that, among other things, increased the aggregate number of shares of our common stock available for award grants under the plan by 1,800,000 shares. The 2020 Plan authorizes awards of stock options (both non-qualified and incentive), stock appreciation rights, non-vested shares, restricted stock units (“RSUs”) and performance shares (“PSUs”). New shares are issued to satisfy stock option exercises and share issuances. At June 30, 2024, approximately 1,107,000 shares remain available for issuance under the 2020 Plan. We have also granted stock options, RSUs and PSUs under individual inducement award agreements.

The Compensation Committee of our board of directors determines eligibility, vesting schedules and exercise prices for stock options and shares granted under the plans. Stock options are generally granted with an exercise price equal to the market price of our common stock on the grant date. Stock options generally have a contractual term of seven to ten years. Share-based awards generally vest and become exercisable over a one to four-year service period. As of June 30, 2024, no stock appreciation rights or non-vested stock was outstanding. No income tax benefit was realized from activity in the share-based plans during the fiscal years ended June 30, 2024 and 2023.

Restricted Stock Units

The fair value of our RSUs is based on the closing market price of our common stock on the grant date.

The following table presents a summary of activity with respect to our RSUs:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2023	1,189	$5.70
Granted	1,545	4.55
Forfeited	(170)	5.11
Vested	(683)	5.49
Balance of RSUs outstanding at June 30, 2024	1,881	$4.89

Performance Shares

The fair value of our PSUs is estimated as of the grant date based upon the expected achievement of the performance metrics specified in the grant and the closing market price of our common stock on the date of grant. To the extent a grant of PSUs contains a market condition, the grant date fair value is estimated using a Monte Carlo simulation with the following weighted average assumptions:

	Years Ended June 30,
	2024	2023
Volatility of common stock	62%	63%
Average correlation coefficient of peer companies	0.34	0.22
Risk-free interest rate	4.55%	3.03%
Contract term (in years)	2.9	2.9
Dividend yield	0.00%	0.00%

The following table presents a summary of activity with respect to our PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(In thousands)
Balance of PSUs outstanding at June 30, 2023	931	$5.06
Granted	1,257	6.07
Forfeited	(346)	4.89
Vested	(173)	5.18
Balance of PSUs outstanding at June 30, 2024	1,669	$5.82

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

The following table presents a summary of activity for all of our stock options:

		Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Balance of options outstanding at June 30, 2023	1,325	$3.65
Expired	(550)	3.84
Exercised	(208)	1.85
Balance of options outstanding at June 30, 2024	567	$4.13	3.2	$112
Options exercisable at June 30, 2024	473	$3.94	2.8	$112

The following table presents a summary of grant date fair value and intrinsic value information for all of our stock options:

	Years Ended June 30,
	2024	2023
	(In thousands,
	except per share data)
Weighted-average grant date fair value per share	$–	$2.44
Intrinsic value of options exercised	$568	$454

The following weighted-average assumptions were used to estimate the fair value of all of our stock option grants during the year ended June 30, 2023:

Expected term (in years)	3.9
Expected volatility	62%
Risk-free interest rate	3.79%
Dividend yield	0.00%

Employee Stock Purchase Plan

Our 2013 Employee Stock Purchase Plan (“ESPP”) is intended to provide employees with an opportunity to purchase our common stock through accumulated payroll deductions at the end of a specified purchase period. Each of our employees (including officers) is eligible to participate in our ESPP, subject to certain limitations as set forth in our ESPP.

The ESPP currently operates with six month offering periods commencing on the first trading day on or after May 16 and November 16 of each year (an “Offering Period”). Common stock may be purchased under the ESPP at the end of each six-month Offering Period unless the participant withdraws or terminates employment earlier. Shares of the Company’s common stock may be purchased under the ESPP at a price not less than 85% of the lesser of the fair market value of our common stock on the first or last trading day of each Offering Period. The ESPP limits the number of shares of common stock that may be issued under the plan to 1,800,000 shares.

The per share fair value of stock purchase rights granted under the ESPP was estimated using the following weighted-average assumptions:

	Years Ended June 30,
	2024	2023
Expected term (in years)	0.5	0.5
Expected volatility	72%	66%
Risk-free interest rate	5.39%	4.88%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity under our ESPP:

Year Ended
June 30, 2024
(In thousands, except per share data)
Shares available for issuance at June 30, 2023	381
Shares issued	(200)
Shares available for issuance at June 30, 2024	181
Weighted-average purchase price per share	$3.74
Intrinsic value of ESPP shares on purchase date	$132

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each applicable functional line item on our consolidated statements of operations:

	Years Ended June 30,
	2024	2023
	(In thousands)
Cost of revenues	$237	$158
Selling, general and administrative	6,248	4,546
Research and development	1,852	1,504
Total share-based compensation expense	$8,337	$6,208

The following table presents a summary of the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of June 30, 2024:

	Remaining Unrecognized Compensation Expense	Remaining Weighted-Average Years to Recognize
	(In thousands)
Stock options	$220	2.1
RSUs	7,640	1.7
PSUs	3,574	2.3
Common stock purchase rights under ESPP	112	0.4
	$11,546

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation expense will increase to the extent that we grant additional share-based awards.

7.	Retirement Plan

We have a retirement savings plan (the “Plan”) to which eligible employees may elect to make contributions through salary deferrals up to 100% of their base pay, subject to limitations. We made approximately $376,000 and $411,000 in matching contributions to participants in the Plan during the fiscal years ended June 30, 2024 and 2023, respectively.

In addition, we may make discretionary profit-sharing contributions, subject to limitations. During the fiscal years ended June 30, 2024 and 2023, we made no such contributions to the Plan.

8.	Income Taxes

The provision (benefit) for income taxes consists of the following components:

	Years Ended June 30,
	2024	2023
	(In thousands)
Current:
Federal	$–	$–
State	380	294
Foreign	332	308
	$712	$602
Deferred:
Federal	33	146
State	–	–
Foreign	–	–
Provision for income taxes	$745	$748

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2024	2023
	(In thousands)
United States	$(4,655)	$(9,168)
Foreign	884	936
Loss before income taxes	$(3,771)	$(8,232)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2024	2023
	(In thousands)
Deferred tax assets:
Tax losses and credits	$8,984	$9,882
Reserves not currently deductible	2,738	2,054
Capitalized research and development expenses	7,511	6,975
Deferred compensation	1,509	1,301
Inventory capitalization	2,570	2,390
Lease liabilities	2,299	2,848
Depreciation and amortization	172	–
Identified intangibles	1,172	446
Other	98	263
Gross deferred tax assets	27,053	26,159
Valuation allowance	(24,731)	(22,532)
Deferred tax assets, net	2,322	3,627
Deferred tax liabilities:
State taxes	(395)	(518)
Right-of-use assets	(2,106)	(2,676)
Depreciation and amortization	–	(579)
Deferred tax liabilities	(2,501)	(3,773)
Net deferred tax assets (liabilities)	$(179)	$(146)

Our net deferred tax liability of $179,000 and $146,000 at June 30, 2024 and 2023, respectively, represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets, and are recorded in other non-current liabilities on the accompanying consolidated balance sheets at June 30, 2024 and 2023. Realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC 740, we have evaluated the positive and negative evidence bearing upon our ability to realize the deferred tax assets as of June 30, 2024 and 2023. We have determined that it was more likely than not that Lantronix would not realize the deferred tax assets due to our cumulative losses and uncertainty of generating future taxable income.

The following table presents a reconciliation of the provision (benefit) for income taxes to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2024	2023
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(792)	$(1,729)
Increase (decrease) resulting from:
State taxes	300	232
Stock options	431	(283)
Change in valuation allowance	349	2,222
Change in state tax rate	261	–
Global intangible low-tax income inclusion	–	2
Foreign tax rate variances	146	112
Other	50	192
Provision for income taxes	$745	$748

We continue to assert that our foreign earnings are indefinitely reinvested in our overseas operations and as such, deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries. The 2017 Act created a requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (“GILTI”), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. During the fiscal years ended June 30, 2024 and 2023, we elected to treat the tax effect of GILTI as a current-period expense when incurred.

Unrecognized Tax Benefits

The following table summarizes our liability for uncertain tax positions for the fiscal year ended June 30, 2024:

Year Ended
June 30, 2024
(In thousands)
Balance as of June 30, 2023	$4,813
Change in balances related to uncertain tax positions	(524)
Balance as of June 30, 2024	$4,289

At June 30, 2024, we had $4,289,000 of gross unrecognized tax benefits which was recorded as a reduction to deferred tax assets, and a corresponding reduction in our valuation allowance of $4,289,000. The balance decreased from the prior year due to the expiration of certain federal research and development tax credit carryforwards. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the fiscal years ended June 30, 2024 and 2023, we recorded an immaterial expense for interest and penalties related to income tax matters in the provision for income taxes. At June 30, 2024, we had approximately $333,000 of accrued interest and penalties related to uncertain tax positions.

At June 30, 2024, our fiscal years ended June 30, 2021 through 2024 remain open to examination by the federal taxing jurisdiction and our fiscal years ended June 30, 2020 through 2024 remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in the fiscal year ended June 30, 2005 which would cause the statute of limitations to remain open for the year in which the NOL was incurred. Our fiscal years ended June 30, 2016 through 2024 remain open to examination by foreign taxing authorities. We currently do not anticipate that the amount of unrecognized tax benefits as of June 30, 2024 will significantly increase or decrease within the next 12 months.

9.	Leases

In general, our leases include office buildings for various facilities worldwide which are all classified as operating leases. We also have financing leases related to some office equipment in the U.S.

30

The following presents components of lease expense and supplemental cash flow information:

	Years Ended June 30,
	2024	2023
	(In thousands)
Components of lease expense
Operating lease cost	$2,465	$2,583
Financing lease cost	110	30
Financing lease interest expense	39	10

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$1,772	$1,701
Cash paid for amounts included in the measurement of financing lease liabilities	$222	$30

Right-of-use assets obtained in exchange for lease obligation	$–	$4,856

As of June 30, 2024 and 2023, the weighted average discount rate for leases was 4.6% and 4.6%, respectively, and the weighted average remaining lease term for leases was 3.4 years and 3.8 years, respectively.

Maturities of lease liabilities as of June 30, 2024 were as follows:

Years ending June 30,	Operating	Financing
	(In thousands)
2025	$2,056	213
2026	1,693	117
2027	1,648	22
2028	1,698	19
2029	1,527	–
Thereafter	2,952	–
Total remaining lease payments	11,574	371
less: imputed interest	(1,571)	(45)
Lease liability	$10,003	$326
Reported as:
Current liabilities	$1,580	$187
Non-current liabilities	$8,423	$139

10.	Commitments and Contingencies

On February 23, 2024, a purported class action, brought on behalf of a putative class who purchased or otherwise acquired shares of Lantronix between May 11, 2023 and February 8, 2024, was filed in the United States District Court for the Central District of California against the Company, its former chief executive officer, and its chief financial officer. The action, styled Neilsen v. Lantronix, Inc., asserted securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with statements made in the Company’s annual report, quarterly reports and earnings releases during the period of May 11, 2023 through February 8, 2024. On May 7, 2024, the court appointed Robert Ratliff and Hana Touati as co-lead plaintiffs and Levi & Korsinsky and Pomerantz as co-lead counsel. On June 14, 2024, the parties filed a joint stipulation to dismiss the case pursuant to voluntary dismissal.

On April 11, 2024, a purported stockholder of Lantronix filed a derivative lawsuit styled Jernigan derivatively on behalf of Lantronix, Inc. v. Jason W. Cohenour et al., in the United States District Court for the Central District of California against the Company, as the nominal defendant, former and current directors of the Company, its former chief executive officer, and its chief financial officer, alleging breach of fiduciary duties, mismanagement, waste of corporate assets, unjust enrichment, aiding and abetting, insider trading and violations of Section 14(a) of the Exchange Act in connection with statements made in the Company’s annual and quarterly reports, earnings releases, and proxy statement beginning May 11, 2023. The plaintiff did not make a demand on the Board before instituting the lawsuit and alleged such demand would have been futile. On May 28, 2024, the plaintiff voluntarily dismissed Christa Steele as a defendant from the lawsuit. On June 26, 2024, the plaintiff voluntarily dismissed the suit.

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial position, operating results or cash flows. We maintain insurance policies for settlements and judgments, as well as legal defense costs, although the amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities that may arise. In addition, provisions of the Company’s Certificate of Incorporation, Bylaws and indemnification agreements entered into with current and former directors and officers require us, among other things, to indemnify these directors and officers against certain liabilities that may arise by reason of their status or service as directors or officers and to advance expenses to such directors or officers in connection therewith.

11.	Significant Geographic, Customer and Supplier Information

Long-lived assets, which consists of property and equipment, net, lease right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows:

	June 30,
	2024	2023
	(In thousands)
U.S.	$38,650	$44,757
Canada	7,564	9,169
Rest of world	444	675
	$46,658	$54,601

Customers

The following table presents sales to our significant customers as a percentage of net revenue:

	Years Ended June 30,
	2024	2023
Top five customers (1)	54%	35%
Customer A	25%	*
Customer B	13%	*
Customer C	*	10%

(1)	Includes Customer A, Customer B, and Customer C in the fiscal year ended June 30, 2024 and Customer C in the fiscal year ended June 30, 2023.
*	Less than 10%

The following table shows customers that had an outstanding receivable balance that represented at least 10% of our total net accounts receivable:

	June 30,
	2024	2023
Customer A	26%	*
Customer B	15%	*
Customer C	*	12%
Customer D	*	12%
Customer E	*	10%

*	Less than 10%

Related Party Transactions

We had no net revenue from related parties for the fiscal years ended June 30, 2024 and 2023.

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

12.   Subsequent Event

On September 3, 2024, we entered into a Fourth Amendment to our Loan Agreement, pursuant to which the maturity of our Senior Credit Facilities was extended from August 2, 2025 to August 2, 2026. See Part II, Item 9B of this Report.

