Form 10-Q
period 2024-09-30
LANTRONIX INC
filed 2024-11-08
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, there were 38,475,343 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2024 (the “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products and other statements regarding matters that are not historical are forward-looking statements.

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

You should read this Report in its entirety, together with the documents that we file as exhibits to this Report, with the understanding that our future results may be materially different from what we currently expect and should not place undue reliance on the forward-looking statements contained in this Report. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules of The Nasdaq Capital Market. If we do update or correct any forward-looking statements, investors should not conclude that we will make additional updates or corrections.

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$26,395	$26,237
Accounts receivable, net	30,801	31,279
Inventories, net	29,533	27,698
Contract manufacturers’ receivables	2,722	1,401
Prepaid expenses and other current assets	3,169	2,335
Total current assets	92,620	88,950
Property and equipment, net	3,642	4,016
Goodwill	27,824	27,824
Intangible assets, net	4,000	5,251
Lease right-of-use assets	9,165	9,567
Other assets	607	600
Total assets	$137,858	$136,208

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,149	$10,347
Accrued payroll and related expenses	3,440	5,836
Current portion of long-term debt, net	3,057	3,002
Other current liabilities	11,859	10,971
Total current liabilities	35,505	30,156
Long-term debt, net	12,409	13,219
Other non-current liabilities	11,014	11,478
Total liabilities	58,928	54,853

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	304,078	304,001
Accumulated deficit	(225,523)	(223,021)
Accumulated other comprehensive income	371	371
Total stockholders’ equity	78,930	81,355
Total liabilities and stockholders’ equity	$137,858	$136,208

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,
	2024	2023
Net revenue	$34,423	$33,031
Cost of revenue	19,948	18,934
Gross profit	14,475	14,097
Operating expenses:
Selling, general and administrative	9,496	9,170
Research and development	4,956	5,106
Restructuring, severance and related charges	900	20
Fair value remeasurement of earnout consideration	–	(9)
Amortization of intangible assets	1,251	1,384
Total operating expenses	16,603	15,671
Loss from operations	(2,128)	(1,574)
Interest expense, net	(119)	(338)
Other income (expense), net	(37)	19
Loss before income taxes	(2,284)	(1,893)
Provision (benefit) for income taxes	218	(7)
Net loss	$(2,502)	$(1,886)

Net loss per share - basic and diluted	$(0.07)	$(0.05)

Weighted-average common shares - basic and diluted	38,024	36,982

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended September 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2024	37,872	$4	$304,001	$(223,021)	$371	$81,355
Shares issued pursuant to stock awards, net	602	–	19	–	–	19
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,542)	–	–	(1,542)
Share-based compensation	–	–	1,600	–	–	1,600
Net loss	–	–	–	(2,502)	–	(2,502)
Balance at September 30, 2024	38,474	$4	$304,078	$(225,523)	$371	$78,930

	Three Months Ended September 30, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2023	36,875	$4	$295,686	$(218,505)	$371	$77,556
Shares issued pursuant to stock awards, net	385	–	93	–	–	93
Tax withholding paid on behalf of employees for restricted shares	–	–	(514)	–	–	(514)
Share-based compensation	–	–	1,742	–	–	1,742
Net loss	–	–	–	(1,886)	–	(1,886)
Balance at September 30, 2023	37,260	$4	$297,007	$(220,391)	$371	$76,991

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(2,502)	$(1,886)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,600	1,742
Depreciation and amortization	543	528
Amortization of intangible assets	1,251	1,384
Amortization of manufacturing profit in acquired inventory associated with acquisitions	–	317
Amortization of deferred debt issuance costs	24	27
Fair value remeasurement of earnout consideration	–	(9)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	478	(2,423)
Inventories	(1,835)	3,623
Contract manufacturers’ receivable	(1,321)	2,389
Prepaid expenses and other current assets	(834)	(233)
Lease right-of-use assets	481	481
Other assets	(7)	11
Accounts payable	6,790	(3,591)
Accrued payroll and related expenses	(2,396)	108
Other liabilities	391	5,030
Net cash provided by operating activities	2,663	7,498
Investing activities
Purchases of property and equipment	(157)	(486)
Net cash used in investing activities	(157)	(486)
Financing activities
Net proceeds from issuances of common stock	19	93
Tax withholding paid on behalf of employees for restricted shares	(1,542)	(514)
Payment of borrowings on term loan	(779)	(518)
Payment of lease liabilities	(46)	(46)
Net cash used in financing activities	(2,348)	(985)
Increase in cash and cash equivalents	158	6,027
Cash and cash equivalents at beginning of period	26,237	13,452
Cash and cash equivalents at end of period	$26,395	$19,479

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2024, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which was filed with the SEC on September 9, 2024. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at September 30, 2024, the consolidated results of our operations for the three months ended September 30, 2024 and our consolidated cash flows for the three months ended September 30, 2024. All intercompany accounts and transactions have been eliminated.

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

The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Recent Accounting Pronouncements

Disaggregated Expenses Disclosures

In November 2024, the Financial Accounting Standards Board (“FASB”) issued final guidance requiring public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. The required information includes purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion. The standard will be effective for Lantronix beginning with our annual financial statements for the fiscal year ending June 30, 2028. We have not yet determined the impact of adopting this guidance on our financial statements.

Income Tax Disclosures

In December 2023, the FASB issued a final standard on improvements to income tax disclosures. The new standard requires disaggregated information about a company’s effective tax rate reconciliation and information on income taxes paid. The standard will be effective for Lantronix beginning with our annual financial statements for the fiscal year ending June 30, 2026. We have not yet determined the impact of adopting this guidance on our financial statements.

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

We prepay sales commissions related to certain of these contracts, which are incremental costs of obtaining the contract. We capitalize these costs and expense them ratably on a straight-line basis over the life of the contract. At September 30, 2024, prepaid sales commissions included in prepaid expenses and other current assets totaled $254,000 and those included in other assets totaled $186,000.

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

Performance obligations for T&M contracts qualify for the “Right to Invoice” practical expedient within the revenue guidance. Under this practical expedient, we may recognize revenue, over time, in the amount to which we have a right to invoice. In addition, we are not required to estimate variable consideration upon inception of the contract and reassess the estimate each reporting period. We have determined that this method best represents the transfer of services as, upon billing, we have a right to consideration from a customer in an amount that directly corresponds with the value to the customer of our performance completed to date.

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

The following tables present our net revenue by product line and by geographic region. We present net revenues by geographic region generally based on the “ship-to” location of our customers for product sales and the “bill-to” location for services.

	Three Months Ended September 30,
	2024	2023
	(In thousands)
Embedded IoT Solutions	$13,387	$11,373
IoT System Solutions	18,759	19,036
Software & Services	2,277	2,622
	$34,423	$33,031

	Three Months Ended September 30,
	2024	2023
	(In thousands)
Americas	$17,420	$22,933
EMEA	10,484	6,591
Asia Pacific Japan	6,519	3,507
	$34,423	$33,031

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended September 30,
	2024	2023

Product revenues	93%	93%
Service revenues	7%	7%

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

The following table presents the changes in our deferred revenue balance for the three months ended September 30, 2024 (in thousands):

Balance, June 30, 2024	$5,753
New performance obligations	878
Recognition of revenue from satisfying performance obligations	(1,188)
Balance, September 30, 2024	5,443
Less: non-current portion of deferred revenue	(2,564)
Current portion, September 30, 2024	$2,879

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 5 years.

3.	Supplemental Financial Information

Inventories

	September 30,	June 30,
	2024	2024
	(In thousands)
Finished goods	$16,228	$14,167
Raw materials	13,305	13,531
Inventories	$29,533	$27,698

Other Liabilities

The following table presents details of our other liabilities:

	September 30,	June 30,
	2024	2024
	(In thousands)
Current
Accrued variable consideration	$2,279	$1,796
Customer deposits and refunds	264	436
Accrued raw materials purchases	227	126
Deferred revenue	2,879	3,017
Lease liability	1,689	1,767
Taxes payable	667	772
Warranty reserve	848	840
Other accrued operating expenses	3,006	2,217
Total other current liabilities	$11,859	$10,971

Non-current
Lease liability	$8,202	$8,563
Deferred tax liability	248	179
Deferred revenue	2,564	2,736
Total other non-current liabilities	$11,014	$11,478

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended September 30,
	2024	2023
	(In thousands, except per share data)
Numerator:
Net loss	$(2,502)	$(1,886)
Denominator:
Weighted-average common shares outstanding - basic and diluted	38,024	36,982

Net loss per share - basic and diluted	$(0.07)	$(0.05)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended September 30,
	2024	2023
	(In thousands)
Common stock equivalents	621	667

Intangible Assets

The following table presents details of intangible assets:

	September 30, 2024			June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$6,331	$(5,587)	$744	$6,331	$(5,293)	$1,038
Customer relationships	17,528	(14,272)	3,256	17,528	(13,315)	4,213
	$23,859	$(19,859)	$4,000	$23,859	$(18,608)	$5,251

We do not currently have any intangible assets with indefinite useful lives.

As of September 30, 2024, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2025 (remainder)	$2,433
2026	1,177
2027	326
2028	64
$4,000

Restructuring, Severance and Related Charges

During the three months ended September 30, 2024, we incurred charges of approximately $900,000 related to certain headcount reductions in our sales, engineering, and operations groups. We may incur additional charges in future periods as we identify additional cost savings and efficiencies related to our business.

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Three Months Ended
September 30,
2024
(In thousands)
Beginning balance	$253
Charges	900
Payments	(754)
Ending balance	$399

These balances are recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheets.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Three Months Ended September 30,
	2024	2023
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$12	$339

4.	Warranty Reserve

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

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheets:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2024	2024
	(In thousands)
Beginning balance	$840	$788
Charged to cost of revenue	130	376
Usage	(122)	(324)
Ending balance	$848	$840

5.	Bank Loan Agreements

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

The Amendment, among other things, provided for an additional term loan in the original principal amount of $5,000,000 that was originally scheduled to mature on August 2, 2025. The Senior Credit Facilities bears interest at Term Secured Overnight Financing Rate (“SOFR”) or the Prime Rate, at the option of Lantronix, plus a margin that ranges from 3.10% to 4.10% in the case of Term SOFR and 1.50% to 2.50% in the case of the Prime Rate, depending on our total leverage with a Term SOFR floor of 1.50% and a Prime Rate floor of 3.25%. The Amendment reduced the minimum liquidity requirement from $5,000,000 to $4,000,000. As a condition to entering into the Amendment, we were obligated to pay a nonrefundable facility increase fee in the amount of $25,000. The Senior Credit Facilities are secured by substantially all of our assets.

In April 2023, we entered into a Letter Agreement (the “Letter Agreement”) with SVB, which, among other matters, amended the Loan Agreement to reduce the former requirement to hold 85% of our company-wide cash balances at SVB to 50%, and provided a waiver of any event of default under the Loan Agreement for any failure to comply with this covenant prior to the date of the Letter Agreement.

In September 2024, we entered into a Fourth Amendment to our Loan Agreement, pursuant to which the maturity of our Senior Credit Facilities was extended from August 2, 2025 to August 2, 2026.

The following table summarizes our outstanding debt under the Senior Credit Facilities:

	September 30,	June 30,
	2024	2024
	(In thousands)
Outstanding borrowings on term loan	$15,563	$16,341
Less: Unamortized debt issuance costs	(97)	(120)
Net Carrying amount of debt	15,466	16,221
Less: Current portion	(3,057)	(3,002)
Non-current portion	$12,409	$13,219

During the three months ended September 30, 2024, we recognized $380,000 of interest expense in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of debt issuance associated with the borrowings under the Senior Credit Facilities.

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

Restricted Stock Units (“RSUs”)

The following table presents a summary of activity with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2024	1,881	$4.89
Granted	464	3.63
Forfeited	(136)	4.42
Vested	(270)	4.91
Balance of RSUs outstanding at September 30, 2024	1,939	$4.62

Performance Stock Units (“PSUs”)

The following table presents a summary of activity with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2024	1,669
Granted	539
Forfeited	(377)
Vested	(669)
Balance of PSUs outstanding at September 30, 2024	1,162

Stock Options

The following table presents a summary of activity with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2024	567	$4.13
Expired	(11)	2.16
Exercised	(230)	3.36
Balance of options outstanding at September 30, 2024	326	$4.75

Employee Stock Purchase Plan (“ESPP”)

The following table presents a summary of activity under our ESPP:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2024	181
Shares issued	–
Shares available for issuance at September 30, 2024	181

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each applicable functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,
	2024	2023
	(In thousands)
Cost of revenue	$64	$41
Selling, general and administrative	1,126	1,273
Research and development	410	428
Total share-based compensation expense	$1,600	$1,742

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of September 30, 2024:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$188	1.9
RSUs	7,560	2.2
PSUs	4,151	2.4
Stock purchase rights under ESPP	35	0.1
	$11,934

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

	Three Months Ended September 30,
	2024	2023
Effective tax rate	10%	0%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to (i) a tax benefit from our domestic losses being recorded with a full valuation allowance, (ii) our current estimates of pre-tax profitability for the full fiscal year and (iii) the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We have a net deferred tax liability of $248,000 and $179,000 at September 30, 2024 and June 30, 2024, respectively. This balance represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets and is recorded in other non-current liabilities on the accompanying unaudited condensed consolidated balance sheets.

The realization of deferred tax assets is dependent upon the generation of future taxable income. As required by Accounting Standards Codification Topic 740, we have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets. We have determined that it was more likely than not that Lantronix would not realize the deferred tax assets due to our cumulative losses and uncertainty of generating future taxable income and have therefore provided a full valuation allowance against our deferred tax assets as of September 30, 2024 and June 30, 2024.

8.	Commitments and Contingencies

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

9.	Subsequent Events

On November 7, 2024, we signed a definitive agreement to acquire from NetComm Wireless Pty Ltd (“NetComm”), a subsidiary of DZS, Inc., all of the assets of the enterprise IoT business for $6,500,000 in cash together with assumptions of certain liabilities. The closing of the acquisition is subject to certain conditions. The transaction is expected to close during our second fiscal quarter ending December 31, 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2024 (this “Report”). This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

Unless otherwise indicated by the context, all references to the “Company”, “Lantronix”, “we”, “us”, and “our” in this Quarterly Report on Form 10-Q include Lantronix, Inc. and its consolidated subsidiaries.

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

IoT System Solutions

Our IoT Systems Solutions portfolio offers a wide range of fully functional standalone systems that provide routing, switching or gateway functionalities as well as telematics and media conversion. These products include wired and wireless connections that enhance the value and utility of modern electronic systems and equipment by providing secure network connectivity, power for IoT end devices through Power over Ethernet (“PoE”), application hosting, protocol conversion, media conversion, secure access for distributed IoT deployments and many other functions. By offering pre-certified products across multiple regions, Lantronix significantly reduces original equipment manufacturer customers’ regulatory certification costs and speeds up their time-to-market.

Software and Services

Our SaaS platform offers comprehensive single-pane-of-glass management for out-of-band (“OOB”) and IoT deployments. Our platform enables customers to easily deploy, monitor, manage and automate across their global deployments, all from a single platform login, virtually and seamlessly connected as if located directly on each device. Our platform eliminates the need to have 24/7 personnel on site and makes it easy to observe and address issues quickly, even in large-scale deployments.

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

We also provide extended warranty, support and maintenance services related to our OOB and certain other product families.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, sales returns and allowances, inventory valuation, restructuring charges, valuation of deferred income taxes, business combinations, valuation of goodwill and long-lived and intangible assets, stock-based compensation, litigation and other contingencies. These policies are described in further detail in our Annual Report on Form 10-K for the year ended June 30, 2024 and filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2024 (the “Form 10-K”) and have not changed significantly during the three months ended September 30, 2024 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Summary

In the three months ended September 30, 2024, our net revenue increased by $1,392,000 or 4.2%, compared to the three months ended September 30, 2023. The increase in net revenue was driven by a 17.7% increase in net revenue in our Embedded IoT Solutions product line, partially offset by a 13.2% decrease in net revenue in our Software & Services product line and a 1.5% decrease in our IoT System Solutions product line. We had a net loss of $2,502,000 for the three months ended September 30, 2024 compared to a net loss of $1,886,000 for the three months ended September 30, 2023. The increase in net loss was primarily driven by an increase in operating expenses of $932,000 for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, which mostly related to an increase in restructuring and severance charges. These changes were partially offset by the increase in revenue.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$13,387	38.9%	$11,373	34.4%	$2,014	17.7%
IoT System Solutions	18,759	54.5%	19,036	57.6%	(277)	(1.5%	)
Software & Services	2,277	6.6%	2,622	8.0%	(345)	(13.2%	)
	$34,423	100.0%	$33,031	100.0%	$1,392	4.2%

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Americas	$17,420	50.6%	$22,933	69.4%	$(5,513)	(24.0%	)
EMEA	10,484	30.5%	6,591	20.0%	3,893	59.1%
APJ	6,519	18.9%	3,507	10.6%	3,012	85.9%
	$34,423	100.0%	$33,031	100.0%	$1,392	4.2%

Embedded IoT Solutions

Net revenue increased primarily due to higher unit sales of our embedded compute product line in the APJ and Americas regions. This was partially offset by lower unit sales of our embedded ethernet connectivity products and network interface cards across all regions.

IoT System Solutions

Net revenue decreased primarily due to (i) decreased unit sales of our OOB products in the Americas and EMEA regions and (ii) decreased unit sales of our network switches in the Americas and APJ regions. These reductions were mostly offset by sales of our custom solutions to a European smart energy grid provider that we ramped production for in the second half of the prior fiscal year.

Software & Services

Net revenue decreased primarily due to a decrease in our engineering services revenue in the EMEA region as two of our large design services projects transitioned in the prior year from the design phase to full production.

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

The following table presents our gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$14,475	42.1%	$14,097	42.7%	$378	2.7%

Gross profit as a percent of revenue (referred to as “gross margin”) decreased slightly due primarily to our product sales mix as embedded compute products contribute to a larger portion of revenues in the current period.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,321		$4,837		$484	10.0%
Professional fees and outside services	1,521		1,540		(19)	(1.2%	)
Advertising and marketing	466		482		(16)	(3.3%	)
Facilities and insurance	411		514		(103)	(20.0%	)
Share-based compensation	1,126		1,273		(147)	(11.5%	)
Depreciation	351		334		17	5.1%
Other	300		190		110	57.9%
Selling, general and administrative	$9,496	27.6%	$9,170	27.8%	$326	3.6%

Selling, general and administrative expenses increased primarily due to an increase in personnel-related costs resulting from year-over-year compensation increases and changes in headcount. The increase was partially offset by (i) reduced share-based compensation costs mostly from reversals of certain forfeited awards and (ii) lower facilities and related costs from previous restructurings of certain non-essential operations.

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

The following table presents our research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,272		$3,259		$13	0.4%
Facilities	648		619		29	4.7%
Outside services	176		176		–	0.0%
Product certifications	138		347		(209)	(60.2%	)
Share-based compensation	410		428		(18)	(4.2%	)
Other	312		277		35	12.6%
Research and development	$4,956	14.4%	$5,106	15.5%	$(150)	(2.9%	)

Research and development expenses decreased primarily due to lower product certification expenses resulting from the timing of costs incurred on various ongoing development projects.

Restructuring, Severance and Related Charges

During the three months ended September 30, 2024, we incurred charges of $900,000 related to headcount reductions. During the three months ended September 30, 2023, we incurred $20,000 of restructuring, severance and related charges.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and efficiencies related to our business.

Interest Expense, Net

For the three months ended September 30, 2024 and September 30, 2023, we incurred net interest expense due to borrowings on our credit facilities. We also earn interest income on our domestic cash balance.

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	September 30,	June 30,
	2024	2024	Change
	(In thousands)
Working capital	$57,115	$58,794	$(1,679)
Cash and cash equivalents	$26,395	$26,237	$158

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under our existing term loan and revolving credit facility (together, the “Senior Credit Facilities”), and cash generated from operations. We are subject to a variable amount of interest on the principal balance of our Senior Credit Facilities and could be adversely impacted by rising interest rates in the future. We believe that our current cash holdings and net cash flows from operations are sufficient to satisfy our current obligations for the foreseeable future, and, assuming continued access to the undrawn amounts available under our Senior Credit Facilities, these combined sources will be sufficient to fund our material requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months and beyond. We continue to monitor our existing banking relationships and the availability of potential alternate sources of credit based on market conditions and our ongoing capital requirements. There can be no guarantee that we would be able to obtain any needed alternate financing on acceptable terms, or at all, or that such a financing would not result in a default under the Loan Agreement (as defined in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report). We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

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

As of the date of this Report, we have full access to and control of our cash and cash equivalents balance at Silicon Valley Bank and our other banking institutions. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. As of the date of this Report, we are in compliance with all covenants of the Loan Agreement.

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Three Months Ended September 30,
	2024	2023	Change
	(In thousands)
Net cash provided by operating activities	$2,663	$7,498	$(4,835)
Net cash used in investing activities	(157)	(486)	329
Net cash used in financing activities	(2,348)	(985)	(1,363)

Operating Activities

Cash provided by operating activities during the three months ended September 30, 2024 decreased compared to the prior year period. Cash from operations increased in the prior year period due to our reduction of inventories and receipt of customer deposits relating to the delivery to our European smart grid provider customer. In the current year period, inventories increased slightly, and we also made payments against previously accrued variable compensation balances, as discussed further below. For the three months ended September 30, 2024, our net loss included $3,418,000 of non-cash charges, while the changes in operating assets and liabilities provided net cash of $1,747,000.

Our net inventories increased by $1,835,000, or 6.6%, from June 30, 2024 to September 30, 2024. The increase resulted primarily due to the timing of various material receipts during the current quarter as compared to our shipments to customers.

Accounts payable increased by $6,802,000, or 65.7%, from June 30, 2024 to September 30, 2024. The increase is primarily due to the timing of inventory receipts near the end of the current quarter, as well as payments made to our vendors.

Contract manufacturers’ receivables increased by $1,321,000, or 94.3%, from June 30, 2024 to September 30, 2024. The increase is primarily due to timing of shipments of components to contract manufacturers during the current quarter.

Accrued payroll and related expenses decreased by $2,396,000 or 41.1% from June 30, 2024 to September 30, 2024. The decrease is primarily due to accrued variable compensation paid out during the current quarter.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2024 consisted of purchases of equipment totaling $157,000, primarily for tooling at our contract manufacturers and certain research and development projects. Cash used during the three months ended September 30, 2023 consisted of purchases of plant and equipment of $486,000 primarily for research and development and certain business analysis tools.

Financing Activities

Net cash used in financing activities during the three months ended September 30, 2024 and the three months ended September 30, 2023 resulted primarily from tax withholdings paid on behalf of employees for restricted shares as well as principal payments on the Senior Credit Facilities.

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

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on such evaluation our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024. Refer to the additional discussion below regarding the remediation of the previously disclosed material weakness.

Material Weakness in Internal Control Over Financial Reporting

As reported in our management’s report on internal control over financial reporting within our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, we identified a material weakness in internal control related to the design and implementation of information technology general controls related to the Company’s information systems that are relevant to the preparation of consolidated financial statements. Specifically, management did not design and maintain user access controls to ensure appropriate segregation of duties and to adequately restrict user access to financial applications and data.

During the fiscal year ended June 30, 2024, management implemented its previously disclosed remediation plan to enhance the design of information technology general controls (“ITGCs”) related to user access and proper segregation of duties. This plan included:

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

As of June 30, 2024, management had implemented the remedial actions and controls described above concerning the material weakness. Due to the timing of the design and implementation of our remediation efforts during the fourth quarter of fiscal 2024, there was insufficient time to demonstrate consistent execution of certain controls and conclude on the operating effectiveness of internal control over financial reporting as of June 30, 2024. Subsequently, through September 30, 2024, management has determined that appropriate time has elapsed to demonstrate the operating effectiveness of the remediated controls through testing of a sufficient number of instances.

Changes in Internal Control over Financial Reporting

Other than the ongoing changes to our controls associated with remediating the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2024 (this “Report”), which is incorporated herein by reference, for a discussion of legal proceedings.

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

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which was filed with the SEC on September 9, 2024. There have been no material changes to the risks and uncertainties previously disclosed in such Annual Report on Form 10-K, except for those risks marked with an asterisk (*) below.

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

The duration and extent of a future pandemics or other similar outbreak’s effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time. The adverse impact of the COVID-19 pandemic or another pandemic or similar outbreak on our business, results of operations and financial condition have been, could continue to be, and may in the future be material.

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

A substantial part of our revenues is generated through sales by distributors and resellers. To the extent they are unsuccessful in selling our products, or if we are unable to obtain and retain a sufficient number of high-quality distributors and resellers, our operating results could be materially and adversely affected. In addition, our distributors and resellers may devote more resources to marketing, selling and supporting products and services that are competitive with ours, than to our products. They also may have incentives to promote our competitors’ products over our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our distributors and resellers. In these cases, one or more of our important distributors or resellers may stop selling our products completely or may significantly decrease the volume of products they sell on our behalf. This sales structure also could subject us to lawsuits, potential liability and reputational harm if, for example, any of our distributors or resellers misrepresents the functionality of our products or services to customers or violates laws or our corporate policies. If we fail to effectively manage our existing or future distributors and resellers effectively, our business and operating results could be materially and adversely affected.

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

Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cyberattacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. The secure processing, maintenance and transmission of the information that we collect and store on our systems is critical to our operations and implementing security measures designed to prevent, detect, mitigate or correct these or other cybersecurity threats involves significant costs. Although we have taken steps to protect the security of our information systems, we have, from time to time, experienced, and we expect to continue experiencing, threats to our data and systems, including malware, phishing and computer virus attacks, and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. In addition, due to the fast pace and unpredictability of cybersecurity threats, including from emerging technologies, such as advanced forms of machine learning, AI and quantum computing, long-term implementation plans designed to address cybersecurity risks become obsolete quickly and, in some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. Any unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.

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

We previously identified a material weakness in our internal control related to ineffective information technology general controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

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

Insider Trading Arrangements

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8-K	3.2	11/15/2012

10.1	Fourth Amendment to Third Amended and Restated Loan and Security Agreement dated September 3, 2024 among Lantronix, Inc., Lantronix Holding Company, Lantronix Canada, ULC and Lantronix Technologies Canada (Taiwan) Ltd., Transition Networks, Inc., Uplogix, Inc. and Silicon Valley Bank		10-K	10.42	09/09/2024

10.2	Letter Agreement dated September 14, 2024 between Lantronix, Inc. and Brent Stringham		8-K	10.1	09/16/2024

10.3	Lantronix, Inc. 2020 Performance Incentive Plan, as amended and restated		8-K	10.1	11/06/2024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

*	Indicates management contract or compensatory plan, contract or arrangement.
+	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: November 8, 2024	By:	/s/ SALEEL AWSARE
Saleel Awsare
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ BRENT STRINGHAM
Brent Stringham
Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

