Form 10-Q
period 2024-12-31
LANTRONIX INC
filed 2025-02-07
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of January 31, 2025, there were 38,789,664 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended December 31, 2024 (the “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, our expectations regarding the benefits of our acquisition of Netcomm Wireless Pty Ltd, our expected reduction in labor force, and other statements regarding matters that are not historical are forward-looking statements.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$19,210	$26,237
Accounts receivable, net	30,472	31,279
Inventories, net	29,070	27,698
Contract manufacturers' receivables	3,473	1,401
Prepaid expenses and other current assets	3,329	2,335
Total current assets	85,554	88,950
Property and equipment, net	3,155	4,016
Goodwill	30,491	27,824
Intangible assets, net	4,910	5,251
Lease right-of-use assets	9,430	9,567
Other assets	683	600
Total assets	$134,223	$136,208

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,975	$10,347
Accrued payroll and related expenses	2,968	5,836
Current portion of long-term debt, net	3,056	3,002
Other current liabilities	11,436	10,971
Total current liabilities	33,435	30,156
Long-term debt, net	11,630	13,219
Other non-current liabilities	11,245	11,478
Total liabilities	56,310	54,853

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	305,433	304,001
Accumulated deficit	(227,895)	(223,021)
Accumulated other comprehensive income	371	371
Total stockholders' equity	77,913	81,355
Total liabilities and stockholders' equity	$134,223	$136,208

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net revenue	$31,161	$37,038	$65,584	$70,069
Cost of revenue	17,877	22,007	37,825	40,941
Gross profit	13,284	15,031	27,759	29,128
Operating expenses:
Selling, general and administrative	8,811	10,224	18,278	19,394
Research and development	4,984	4,725	9,940	9,831
Restructuring, severance and related charges	193	530	1,093	550
Acquisition-related costs	208	–	237	–
Fair value remeasurement of earnout consideration	–	–	–	(9)
Amortization of intangible assets	1,248	1,310	2,499	2,694
Total operating expenses	15,444	16,789	32,047	32,460
Loss from operations	(2,160)	(1,758)	(4,288)	(3,332)
Interest expense, net	(126)	(232)	(245)	(570)
Other income (expense), net	8	(23)	(29)	(4)
Loss before income taxes	(2,278)	(2,013)	(4,562)	(3,906)
Provision for income taxes	94	580	312	573
Net loss	$(2,372)	$(2,593)	$(4,874)	$(4,479)

Net loss per share - basic and diluted	$(0.06)	$(0.07)	$(0.13)	$(0.12)

Weighted-average common shares - basic and diluted	38,631	37,354	38,330	37,170

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended December 31, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2024	38,474	$4	$304,078	$(225,523)	$371	$78,930
Shares issued pursuant to stock awards, net	314	–	201	–	–	201
Tax withholding paid on behalf of employees for restricted shares	–	–	(359)	–	–	(359)
Share-based compensation	–	–	1,513	–	–	1,513
Net loss	–	–	–	(2,372)	–	(2,372)
Balance at December 31, 2024	38,788	$4	$305,433	$(227,895)	$371	$77,913

	Three Months Ended December 31, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2023	37,260	$4	$297,007	$(220,391)	$371	$76,991
Shares issued pursuant to stock awards, net	216	–	406	–	–	406
Tax withholding paid on behalf of employees for restricted shares	–	–	(204)	–	–	(204)
Share-based compensation	–	–	2,176	–	–	2,176
Net loss	–	–	–	(2,593)	–	(2,593)
Balance at December 31, 2023	37,476	$4	$299,385	$(222,984)	$371	$76,776

	Six Months Ended December 31, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2024	37,872	$4	$304,001	$(223,021)	$371	$81,355
Shares issued pursuant to stock awards, net	916	–	220	–	–	220
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,901)	–	–	(1,901)
Share-based compensation	–	–	3,113	–	–	3,113
Net loss	–	–	–	(4,874)	–	(4,874)
Balance at December 31, 2024	38,788	$4	$305,433	$(227,895)	$371	$77,913

	Six Months Ended December 31, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2023	36,875	$4	$295,686	$(218,505)	$371	$77,556
Shares issued pursuant to stock awards, net	601	–	500	–	–	500
Tax withholding paid on behalf of employees for restricted shares	–	–	(719)	–	–	(719)
Share-based compensation	–	–	3,918	–	–	3,918
Net loss	–	–	–	(4,479)	–	(4,479)
Balance at December 31, 2023	37,476	$4	$299,385	$(222,984)	$371	$76,776

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended December 31,
	2024	2023
Operating activities
Net loss	$(4,874)	$(4,479)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	3,113	3,918
Depreciation and amortization	1,116	1,027
Amortization of intangible assets	2,499	2,694
Amortization of manufacturing profit in acquired inventory associated with acquisitions	–	506
Amortization of deferred debt issuance costs	21	55
Fair value remeasurement of earnout consideration	–	(9)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	1,711	(2,699)
Inventories	(400)	6,456
Contract manufacturers' receivables	(2,072)	1,252
Prepaid expenses and other current assets	(994)	(177)
Lease right-of-use assets	933	966
Other assets	(83)	(117)
Accounts payable	5,413	(2,830)
Accrued payroll and related expenses	(2,910)	872
Other liabilities	(470)	5,317
Net cash provided by operating activities	3,003	12,752

Investing activities
Purchases of property and equipment	(241)	(1,189)
Cash payment for acquisition	(6,458)	–
Net cash used in investing activities	(6,699)	(1,189)

Financing activities
Net proceeds from issuances of common stock	220	500
Tax withholding paid on behalf of employees for restricted shares	(1,901)	(719)
Earnout consideration paid for acquisition	–	(1,262)
Payment of borrowings on term loan	(1,556)	(1,297)
Payment of lease liabilities	(94)	(91)
Net cash used in financing activities	(3,331)	(2,869)
Increase (decrease) in cash and cash equivalents	(7,027)	8,694
Cash and cash equivalents at beginning of period	26,237	13,452
Cash and cash equivalents at end of period	$19,210	$22,146

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

1.	Company and Significant Accounting Policies

Company

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global leader of compute and connectivity solutions, targeting high-growth markets such as Smart Cities, Automotive, and Enterprise markets. Our products and services empower companies to succeed in the growing internet of things (“IoT”) market by delivering customizable solutions that enable artificial intelligence (“AI”) edge intelligence.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2024, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which was filed with the SEC on September 9, 2024. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at December 31, 2024, the consolidated results of our operations for the three and six months ended December 31, 2024 and our consolidated cash flows for the six months ended December 31, 2024. All intercompany accounts and transactions have been eliminated.

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

The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Segment Disclosures

In November 2023, the FASB issued a new Accounting Standards Update (“ASU”) requiring incremental disclosures related to a public company’s reportable segments. The new guidance was issued primarily to provide financial statement users with more disaggregated expense information about a company’s reportable segments. The guidance does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The guidance is effective for Lantronix on a retrospective basis beginning with our annual financial statements for the fiscal year ending June 30, 2025. We do not anticipate its adoption to materially impact our financial statements.

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

We prepay sales commissions related to certain of these contracts, which are incremental costs of obtaining the contract. We capitalize these costs and expense them ratably on a straight-line basis over the life of the contract. At December 31, 2024, prepaid sales commissions included in prepaid expenses and other current assets totaled $305,000 and those included in other assets totaled $206,000.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Embedded IoT Solutions	$10,784	$11,764	$24,171	$23,137
IoT System Solutions	18,592	23,022	37,351	42,058
Software & Services	1,785	2,252	4,062	4,874
	$31,161	$37,038	$65,584	$70,069

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Americas	$16,386	$20,601	$33,806	$43,534
EMEA	9,036	12,886	19,520	19,477
Asia Pacific Japan	5,739	3,551	12,258	7,058
	$31,161	$37,038	$65,584	$70,069

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

Product revenues	94%	94%	94%	93%
Service revenues	6%	6%	6%	7%

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

The following table presents the changes in our deferred revenue balance for the six months ended December 31, 2024 (in thousands):

Balance, June 30, 2024	$5,753
New performance obligations	1,891
Recognition of revenue from satisfying performance obligations	(2,404)
Balance, December 31, 2024	5,240
Less: non-current portion of deferred revenue	(2,520)
Current portion, December 31, 2024	$2,720

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 5 years.

3.	Acquisition

On December 23, 2024 (the “Closing Date”), we finalized the acquisition of Netcomm Wireless Pty Ltd (“Netcomm”), a subsidiary of DZS Inc., for all of its enterprise IoT business assets for $6,458,000 in cash. The acquisition complements our focus on Enterprise and Smart City vertical markets and adds products to enhance our connectivity solutions in areas such as critical infrastructure, asset monitoring and telecommunications.

A summary of the purchase consideration for the acquisition is as follows (in thousands):

Cash paid, including initial working capital adjustments	$6,458
Total purchase consideration	$6,458

We recorded the tangible and intangible assets and liabilities acquired based on their estimated fair values as of the Closing Date and allocated the remaining purchase consideration to goodwill. Our valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. Updates to the valuation of certain assets acquired and liabilities assumed may result in changes to the recorded amounts of assets and liabilities, with corresponding adjustments to goodwill in subsequent periods. We expect to complete the purchase price allocation within 12 months of the Closing Date.

The preliminary purchase price allocation is as follows (in thousands):

Accounts receivable, net	$904
Inventories, net	972
Amortizable intangible assets	2,158
Goodwill	2,667
Accounts payable and other accrued liabilities	(243)
Total consideration	$6,458

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

Acquisition-related costs were expensed in the periods in which the costs were incurred.

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Asset Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Customer relationships	$1,358	7.0
Developed technology	439	5.0
Trademarks and trade names	88	2.0
Customer backlog	273	1.0

The intangible assets are amortized on a straight-line basis over the estimated weighted-average useful lives.

Valuation Methodology

The customer relationships were valued using the multi-period excess earnings method, which estimates revenues and cash flows derived from this asset and also considers portions of the cash flows that can be attributed to the use of other supporting assets so that these cash flows can be excluded. The useful lives of customer relationships are estimated based primarily upon the probability of loss associated with two major customers and customer turnover data for the other customers. Order backlog was estimated to be substantially fulfilled within a year of the Closing Date.

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

Supplemental Pro Forma Information

The following supplemental pro forma data summarizes our results of operations for the periods presented, as if we completed the acquisition as of the first day of our fiscal year ended June 30, 2024. The supplemental pro forma data reports actual operating results adjusted to include the pro forma effect and timing of the impact of amortization expense of identified intangible assets, the purchase accounting effect on inventories acquired, and transaction costs. In accordance with the pro forma acquisition date, we recorded in the six months ended December 31, 2023 supplemental pro forma data acquisition-related costs of $208,000, with a corresponding reduction in the six months ended December 31, 2024 supplemental pro forma data. Additionally, we recorded (i) additional amortization expense of $299,000 and (ii) cost of goods sold from manufacturing profit in acquired inventory of $135,000 in the six months ended December 31, 2023 supplemental pro forma data, and additional amortization expense of $163,000 in the six months ended December 31, 2024 supplemental pro forma data to represent amortization for the full fiscal year-to-date period.

Net revenue related to products from the acquisition of Netcomm did not contribute to our total net revenue for the six months ended December 31, 2024. As of the Closing Date, we began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure, making it generally impracticable to determine the post-acquisition earnings on a standalone basis.

Supplemental pro forma data is as follows:

	Six Months Ended December 31,
	2024	2023
	(In thousands, except per share amounts)
Pro forma net revenue	$67,445	$75,241
Pro forma net loss	$(4,597)	$(3,869)

Pro forma net loss per share:
Basic and Diluted	$(0.12)	$(0.10)

4.	Supplemental Financial Information

Inventories

	December 31,	June 30,
	2024	2024
	(In thousands)
Finished goods	$17,973	$14,167
Raw materials	11,097	13,531
Inventories	$29,070	$27,698

Other Liabilities

The following table presents details of our other liabilities:

	December 31,	June 30,
	2024	2024
	(In thousands)
Current
Accrued variable consideration	$2,825	$1,796
Customer deposits and refunds	287	436
Accrued raw materials purchases	170	126
Deferred revenue	2,720	3,017
Lease liability	1,694	1,767
Taxes payable	623	772
Warranty reserve	835	840
Other accrued operating expenses	2,282	2,217
Total other current liabilities	$11,436	$10,971

Non-current
Lease liability	$8,408	$8,563
Deferred tax liability	317	179
Deferred revenue	2,520	2,736
Total other non-current liabilities	$11,245	$11,478

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(In thousands, except per share data)
Numerator:
Net loss	$(2,372)	$(2,593)	$(4,874)	$(4,479)
Denominator:
Weighted-average common shares outstanding - basic and diluted	38,631	37,354	38,330	37,170

Net loss per share - basic and diluted	$(0.06)	$(0.07)	$(0.13)	$(0.12)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(In thousands)
Common stock equivalents	508	608	543	560

Intangible Assets

The following table presents details of intangible assets:

	December 31, 2024			June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$6,770	$(5,878)	$892	$6,331	$(5,293)	$1,038
Customer relationships	18,640	(15,229)	3,411	17,528	(13,315)	4,213
Order backlog	273	–	273	–	–	–
Trademark and trade name	88	–	88	–	–	–
	$25,771	$(21,107)	$4,664	$23,859	$(18,608)	$5,251

We do not currently have any intangible assets with indefinite useful lives.

As of December 31, 2024, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2025 (remainder)	$1,479
2026	1,631
2027	621
2028	338
2029	273
Thereafter	322
$4,664

Restructuring, Severance and Related Charges

During the three and six months ended December 31, 2024, we incurred charges of approximately $193,000 and $1,093,000, respectively, related to certain headcount reductions in our sales, engineering, and operations groups. We may incur additional charges in future periods as we identify additional cost savings and efficiencies related to our business.

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Six Months Ended
December 31,
2024
(In thousands)
Beginning balance	$253
Charges	1,093
Payments	(1,194)
Ending balance	$152

These balances are recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheets.

In January 2025, we undertook a reduction in our labor force to better align staffing needs with our business objectives. We expect the severance and related charges in connection with this action to approximate $1,300,000 to $1,500,000, which will be recorded in the three months ending March 31, 2025.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Six Months Ended December 31,
	2024	2023
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$14	$24

5.	Warranty Reserve

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

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheets:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2024	2024
	(In thousands)
Beginning balance	$840	$788
Charged to cost of revenue	220	376
Usage	(225)	(324)
Ending balance	$835	$840

6.	Bank Loan Agreements

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

The following table summarizes our outstanding debt under the Senior Credit Facilities:

	December 31,	June 30,
	2024	2024
	(In thousands)
Outstanding borrowings on term loan	$14,785	$16,341
Less: Unamortized debt issuance costs	(99)	(120)
Net Carrying amount of debt	14,686	16,221
Less: Current portion	(3,056)	(3,002)
Non-current portion	$11,630	$13,219

Outstanding borrowings on revolving credit facility	$–	$–

During the three and six months ended December 31, 2024, we recognized $335,000 and $715,000, respectively, of interest expense in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of debt issuance associated with the borrowings under the Senior Credit Facilities.

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

Restricted Stock Units (“RSUs”)

The following table presents a summary of activity with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2024	1,881	$4.89
Granted	1,205	3.34
Forfeited	(157)	4.53
Vested	(589)	5.06
Balance of RSUs outstanding at December 31, 2024	2,340	$4.07

Performance Stock Units (“PSUs”)

The following table presents a summary of activity with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2024	1,669
Granted	539
Forfeited	(377)
Vested	(669)
Balance of PSUs outstanding at December 31, 2024	1,162

Stock Options

The following table presents a summary of activity with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2024	567	$4.13
Expired	(11)	2.16
Exercised	(230)	3.36
Balance of options outstanding at December 31, 2024	326	$4.75

Employee Stock Purchase Plan (“ESPP”)

The following table presents a summary of activity under our ESPP:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2024	181
Shares issued	(84)
Shares available for issuance at December 31, 2024	97

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each applicable functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(In thousands)
Cost of revenue	$48	$64	$112	$105
Selling, general and administrative	1,044	1,628	2,170	2,901
Research and development	421	484	831	912
Total share-based compensation expense	$1,513	$2,176	$3,113	$3,918

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of December 31, 2024:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Stock options	$156	1.7
RSUs	8,604	2.2
PSUs	3,316	2.1
Stock purchase rights under ESPP	126	0.4
	$12,202

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Effective tax rate	4%	29%	7%	15%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to (i) a tax benefit from our domestic losses being recorded with a full valuation allowance, (ii) our current estimates of pre-tax profitability for the full fiscal year and (iii) the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We have a net deferred tax liability of $317,000 and $179,000 at December 31, 2024 and June 30, 2024, respectively. This balance represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets and is recorded in other non-current liabilities on the accompanying unaudited condensed consolidated balance sheets.

The realization of deferred tax assets is dependent upon the generation of future taxable income. As required by Accounting Standards Codification Topic 740, we have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets. We have determined that it was more likely than not that Lantronix would not realize the deferred tax assets due to our cumulative losses and uncertainty of generating future taxable income and have therefore provided a full valuation allowance against our deferred tax assets as of December 31, 2024 and June 30, 2024.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended December 31, 2024 (this “Report”). This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

Unless otherwise indicated by the context, all references to the “Company”, “Lantronix”, “we”, “us”, and “our” in this Quarterly Report on Form 10-Q include Lantronix, Inc. and its consolidated subsidiaries.

Overview

Lantronix, Inc. is a global leader of compute and connectivity solutions, targeting high-growth markets such as Smart Cities, Automotive, and Enterprise markets. Our products and services empower companies to succeed in the growing internet of things (“IoT”) market by delivering customizable solutions that enable artificial intelligence (“AI”) edge intelligence.

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

Software and Services

Our software-as-a-service (“SaaS”) platform offers comprehensive single-pane-of-glass management for out-of-band (“OOB”) and IoT deployments. Our platform enables customers to easily deploy, monitor, manage and automate across their global deployments, all from a single platform login, virtually and seamlessly connected as if located directly on each device. Our platform eliminates the need to have 24/7 personnel on site and makes it easy to observe and address issues quickly, even in large-scale deployments.

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

Recent Developments

Acquisition

On December 23, 2024, we finalized the acquisition of Netcomm Wireless Pty Ltd (“Netcomm”), a subsidiary of DZS Inc., for all of its enterprise IoT business assets for $6,458,000 in cash. The acquisition complements our focus on Enterprise and Smart City vertical markets and adds products to enhance our connectivity solutions in areas such as critical infrastructure, asset monitoring and telecommunications.

Refer to Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which are incorporated herein by reference, for additional discussions regarding the acquisition.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, sales returns and allowances, inventory valuation, restructuring charges, valuation of deferred income taxes, business combinations, valuation of goodwill and long-lived and intangible assets, and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for the year ended June 30, 2024 and filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2024 (the “Form 10-K”) and have not changed significantly during the six months ended December 31, 2024 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023

Summary

In the three months ended December 31, 2024, our net revenue decreased by $5,877,000 or 15.9%, compared to the three months ended December 31, 2023. The decrease in net revenue was driven by a 19.2% decrease in net revenue in our IoT System Solutions product line, as well as decreases in net revenue in our Embedded IoT Solutions product line of 8.3% and our Software and Services product line of 20.7%. We had a net loss of $2,372,000 for the three months ended December 31, 2024 compared to a net loss of $2,593,000 for the three months ended December 31, 2023. The decrease in net loss was primarily the result of a decrease in operating expenses of $1,345,000 offset by a decrease in gross margin of $1,747,000.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$10,784	34.6%	$11,764	31.8%	$(980)	(8.3%	)
IoT System Solutions	18,592	59.7%	23,022	62.2%	(4,430)	(19.2%	)
Software & Services	1,785	5.7%	2,252	6.0%	(467)	(20.7%	)
	$31,161	100.0%	$37,038	100.0%	$(5,877)	(15.9%	)

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Americas	$16,386	52.6%	$20,601	55.6%	$(4,215)	(20.5%	)
EMEA	9,036	29.0%	12,886	34.8%	(3,850)	(29.9%	)
APJ	5,739	18.4%	3,551	9.6%	2,188	61.6%
	$31,161	100.0%	$37,038	100.0%	$(5,877)	(15.9%	)

Embedded IoT Solutions

Net revenue decreased primarily due to lower unit sales of (i) certain legacy products in our embedded ethernet connectivity product family in the Americas and APJ regions and (ii) our wireless communications products in the Americas and APJ regions. These decreases were partially offset by higher unit sales of our network interface cards in the Americas and EMEA regions and higher unit sales of our embedded compute products in the Americas and APJ regions.

IoT System Solutions

Net revenue decreased primarily due to (i) decreased unit sales of our network switches and OOB products across all regions and (ii) decreased unit sales of our converters and device servers in the Americas region.

Software & Services

Net revenue decreased primarily due to a decrease in our engineering services revenue in the Americas and EMEA regions as well as lower revenues from our extended warranty services in the Americas region.

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

The following table presents our gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$13,284	42.6%	$15,031	40.6%	$(1,747)	(11.6%	)

Gross profit as a percent of revenue (referred to as “gross margin”) increased due to our product sales mix in the current quarter, along with slightly lower freight and overhead costs.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,154		$5,556		$(402)	(7.2%	)
Professional fees and outside services	1,069		889		180	20.2%
Advertising and marketing	494		553		(59)	(10.7%	)
Facilities and insurance	385		1,000		(615)	(61.5%	)
Share-based compensation	1,044		1,628		(584)	(35.9%	)
Depreciation	348		338		10	3.0%
Other	317		260		57	21.9%
Selling, general and administrative	$8,811	28.3%	$10,224	27.6%	$(1,413)	(13.8%	)

Selling, general and administrative expenses decreased primarily due to (i) lower sales conference and facilities-related costs, (ii) reduced share-based compensation costs based on the value of new and outstanding awards, and (iii) lower variable compensation costs in our personnel-related expenses.

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

The following table presents our research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,292		$3,319		$(27)	(0.8%	)
Facilities	698		593		105	17.7%
Outside services	82		116		(34)	(29.3%	)
Product certifications	205		5		200	4000.0%
Share-based compensation	421		484		(63)	(13.0%	)
Other	286		208		78	37.5%
Research and development	$4,984	16.0%	$4,725	12.8%	$259	5.5%

Research and development expenses increased primarily due to higher product certification expenses resulting from the timing of costs incurred related to various development projects.

Results of Operations – Six Months Ended December 31, 2024 Compared to the Six Months Ended December 31, 2023

Summary

In the six months ended December 31, 2024, our net revenue decreased by $4,485,000 or 6.4%, compared to the six months ended December 31, 2023. The decrease in net revenue was driven by an 11.2% decrease in net revenue in our IoT System Solutions product line as well as a 16.7% decrease in our Software and Services production line. These decreases were partially offset by a 4.5% increase in net revenue in our Embedded IoT Solutions product line. We had a net loss of $4,874,000 for the six months ended December 31, 2024 compared to a net loss of $4,479,000 for the six months ended December 31, 2023. The increase in net loss was primarily driven by the decrease in revenues partially offset by a reduction in operating expenses of $413,000 for the six months ended December 31, 2024 compared to the six months ended December 31, 2023, mostly due to lower selling, general and administrative costs in the current year period.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$24,171	36.9%	$23,137	33.0%	$1,034	4.5%
IoT System Solutions	37,351	57.0%	42,058	60.0%	(4,707)	(11.2%	)
Software & Services	4,062	6.1%	4,874	7.0%	(812)	(16.7%	)
	$65,584	100.0%	$70,069	100.0%	$(4,485)	(6.4%	)

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Americas	$33,806	51.5%	$43,534	62.1%	$(9,728)	(22.3%	)
EMEA	19,520	29.8%	19,477	27.8%	43	0.2%
APJ	12,258	18.7%	7,058	10.1%	5,200	73.7%
	$65,584	100.0%	$70,069	100.0%	$(4,485)	(6.4%	)

Embedded IoT Solutions

Net revenue increased primarily due to higher unit sales of our embedded compute product line driven by a video conferencing customer in the APJ region. This was partially offset by lower unit sales in some of our legacy embedded ethernet connectivity products across all regions and (ii) in our wireless communications products in the Americas region.

IoT System Solutions

Net revenue decreased primarily due to (i) decreased unit sales of our OOB products primarily in the Americas and (ii) decreased unit sales of our network switches in all regions. These reductions were partially offset by current year growth in unit sales of our custom solutions to a European smart energy grid provider that we ramped production for in the second half of the prior fiscal year.

Software & Services

Net revenue decreased primarily due to lower engineering services revenue in the EMEA region as two of our large design services projects transitioned in the prior year from the design phase to full production.

Gross Profit

The following table presents our gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$27,759	42.3%	$29,128	41.6%	$(1,369)	(4.7%	)

Gross profit as a percent of revenue (referred to as “gross margin”) increased slightly due primarily to lower overhead costs in the current year period.

Selling, General and Administrative

The following table presents our selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$10,485		$10,393		$92	0.9%
Professional fees and outside services	2,561		2,429		132	5.4%
Advertising and marketing	950		1,035		(85)	(8.2%	)
Facilities and insurance	796		1,514		(718)	(47.4%	)
Share-based compensation	2,170		2,901		(731)	(25.2%	)
Depreciation	699		672		27	4.0%
Other	617		450		167	37.1%
Selling, general and administrative	$18,278	27.9%	$19,394	27.7%	$(1,116)	(5.8%	)

Selling, general and administrative expenses decreased primarily due to (i) lower sales conference and facilities-related costs and (ii) reduced share-based compensation costs based on the value of new and outstanding awards.

Research and Development

The following table presents our research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2024	Revenue	2023	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$6,564		$6,578		$(14)	(0.2%	)
Facilities	1,346		1,212		134	11.1%
Outside services	258		292		(34)	(11.6%	)
Product certifications	343		352		(9)	(2.6%	)
Share-based compensation	831		912		(81)	(8.9%	)
Other	598		485		113	23.3%
Research and development	$9,940	15.2%	$9,831	14.0%	$109	1.1%

Research and development expenses increased primarily due to (i) slightly higher facilities-related equipment and software costs and (ii) certain prototype and materials costs, which are included in the “Other” category in the table above.

Restructuring, Severance and Related Charges

During the three and six months ended December 31, 2024, we incurred charges of $193,000 and $1,093,000, respectively, related to headcount reductions. During the three and six months ended December 31, 2023, we incurred $530,000 and $550,000, respectively, of restructuring, severance and related charges.

In January 2025, we undertook a reduction in our labor force to better align staffing needs with our business objectives. We expect the severance and related charges in connection with this action to approximate $1,300,000 to $1,500,000, which will be recorded in the three months ending March 31, 2025.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and efficiencies related to our business.

Acquisition-Related Costs

During the three months ended December 31, 2024, we incurred approximately $208,000 of costs primarily in connection with the acquisition of Netcomm. These costs were mainly comprised of banking, legal and other professional fees.

Interest Expense, Net

For the three and six months ended December 31, 2024 and December 31, 2023, we incurred net interest expense due to borrowings on our credit facilities. We also earn interest income on our domestic cash balance.

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	December 31,	June 30,
	2024	2024	Change
	(In thousands)
Working capital	$52,119	$58,794	$(6,675)
Cash and cash equivalents	$19,210	$26,237	$(7,027)

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Six Months Ended December 31,
	2024	2023	Change
	(In thousands)
Net cash provided by operating activities	$3,003	$12,752	$(9,749)
Net cash used in investing activities	(6,699)	(1,189)	(5,510)
Net cash used in financing activities	(3,331)	(2,869)	(462)

Operating Activities

Cash provided by operating activities during the six months ended December 31, 2024 decreased compared to the prior year period. Cash from operations was positively impacted in the prior year period due to our reduction of inventories and receipt of deposits relating to deliveries to our European smart grid provider customer. In the current year period, inventories increased slightly, and we also made payments against previously accrued variable compensation balances, as discussed further below. For the six months ended December 31, 2024, our net loss included $6,749,000 of non-cash charges, while the changes in operating assets and liabilities provided net cash of $1,128,000.

Accounts receivable decreased by $807,000, or 2.6% from June 30, 2024 to December 31, 2024. The decrease was primarily due to the higher volume of shipments that took place during the fourth quarter of our fiscal 2024 as well as the timing of payments from certain customers in the current year period. The reduction was partially offset by $904,000 of accounts receivable acquired in the Netcomm acquisition.

Inventories, net increased by $1,372,000, or 5.0% from June 30, 2024 to December 31, 2024. The increase was primarily the result of $972,000 of net inventories acquired in the Netcomm acquisition.

Accounts payable increased by $5,628,000, or 54.4%, from June 30, 2024 to December 31, 2024 primarily due to the timing of inventory receipts and payments made to our vendors.

Contract manufacturers’ receivables increased by $2,072,000, or 147.9%, from June 30, 2024 to December 31, 2024. The increase is primarily due to timing of shipments of components to contract manufacturers during the current period.

Accrued payroll and related expenses decreased by $2,868,000 or 49.1% from June 30, 2024 to December 31, 2024. The decrease is primarily due to accrued variable compensation paid out during the current year period.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2024 includes the acquisition of Netcomm, which used cash of $6,458,000. We also purchased equipment totaling $241,000, primarily for tooling at our contract manufacturers and certain research and development projects. Cash used during the six months ended December 31, 2023 consisted of purchases of plant and equipment of $1,189,000 primarily for research and development and certain business analysis tools.

Financing Activities

Net cash used in financing activities during the six months ended December 31, 2024 and the six months ended December 31, 2023 resulted primarily from tax withholdings paid on behalf of employees for restricted shares as well as principal payments on the Senior Credit Facilities. During the six months ended December 31, 2023 we also used cash to pay the contingent consideration related to the acquisition of Uplogix.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024. Refer to the additional discussion below regarding the remediation of the previously disclosed material weakness.

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

As of June 30, 2024, management had implemented the remedial actions and controls described above concerning the material weakness. Due to the timing of the design and implementation of our remediation efforts during the fourth quarter of fiscal 2024, there was insufficient time to demonstrate consistent execution of certain controls and conclude on the operating effectiveness of internal control over financial reporting as of June 30, 2024. Subsequently, through December 31, 2024, management has determined that appropriate time has elapsed to demonstrate the operating effectiveness of the remediated controls through testing of a sufficient number of instances.

Changes in Internal Control over Financial Reporting

Other than the ongoing changes to our controls associated with remediating the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended December 31, 2024 (this “Report”), which is incorporated herein by reference, for a discussion of legal proceedings.

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

Some of our integrated circuits are only available from a single source and in some cases, are no longer being manufactured. From time to time, integrated circuits, and potentially other components used in our products, will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have been in the past and may in the future be subject to market shortages and substantial price fluctuations, whether due to a pandemic or epidemic, the war between Ukraine and Russia, conflict in the Middle East, hostilities in the Red Sea, recent tensions between China and Taiwan, increased tariffs or otherwise. From time to time, we have been unable to meet customer orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components, including semiconductor chips, or technology for our products and instead purchase components on a purchase order basis. If we are unable to purchase components from these suppliers, our product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenue, risk losing customers and risk harm to our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations.

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

The effect of a pandemic or major public health concern, such as the COVID-19 pandemic, could result in material adverse effects on our business, financial position, results of operations and cash flows.

Pandemics or similar outbreaks have had, and may in the future have, an adverse impact on the economy, our business and the businesses of our suppliers, and our results of operations and financial condition. For example, the COVID-19 pandemic resulted in industry events, trade shows and business travel being suspended, cancelled and/or significantly curtailed. If these activities are suspended, cancelled and/or significantly curtailed in the future, whether due to a possible pandemic and similar outbreak, our sales may be negatively impacted in the future.

In addition, the impact of possible pandemics subjects us to various risks and uncertainties that could materially adversely affect our business, results of operations and financial condition, including the following:

•	significant volatility or decreases in the demand for our products or extended sales cycles;

•	changes in customer behavior and preferences, as customers may experience financial difficulties and/or may delay orders or reduce their spending;

•	adverse impacts on our ability to distribute or deliver our products or services, as well as temporary disruptions, restrictions or closures of the facilities of our suppliers or customers and their contract manufacturers;

•	further disruptions in our contract manufacturers’ ability to manufacture our products, as some contract manufacturers and suppliers of materials used in the production of our products are, or may be, located in areas more severely impacted by a possible pandemic, which has in the past limited and could in the future limit, our ability to obtain sufficient materials to produce and manufacture our products; and

•	volatility in the availability of raw materials and components that our contract manufacturers purchase and volatility in raw material and other input costs.

The duration and extent of a future pandemics or other similar outbreak’s effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time. The adverse impact of a possible future pandemic or similar outbreak on our business, results of operations and financial condition may be material.

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

We may pursue acquisitions, strategic partnerships and joint ventures that we believe would allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with distributors, OEMs and original design manufactuers. For instance, we acquired Maestro, Intrinsyc, the Transition Networks and Net2Edge businesses of Communication Systems, Inc., Uplogix, Inc., and Netcomm in calendar years 2019, 2020, 2021, 2022 and 2024, respectively. Our previous acquisitions have required, and any future acquisition, partnership, joint venture or investment may also require, that we pay significant cash, issue equity and/or incur substantial debt. Acquisitions, partnerships or joint ventures may also result in the loss of key personnel and the dilution of existing stockholders to the extent we are required to issue equity securities. In addition, acquisitions, partnerships or joint ventures require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may not result in expected synergies, an increase in revenues or earnings or the delivery of new products, may contribute to increased fixed costs, and may expose us to unanticipated liabilities. If any of these occur, we may fail to meet our business objectives and our business, financial condition and operating results could be materially and adversely affected.

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

Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cyberattacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. The secure processing, maintenance and transmission of the information that we collect and store on our systems is critical to our operations and implementing security measures designed to prevent, detect, mitigate or correct these or other cybersecurity threats involves significant costs. Although we have taken steps to protect the security of our information systems, we have, from time to time, experienced, and we expect to continue experiencing, threats to our data and systems, including malware, phishing and computer virus attacks, and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. In addition, due to the fast pace and unpredictability of cybersecurity threats, including from emerging technologies, such as advanced forms of machine learning, AI and quantum computing, long-term implementation plans designed to address cybersecurity risks become obsolete quickly and, in some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. In addition, such threats could be introduced as a the result of our or our customers and business partners incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI generated source code. Any unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.

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

In connection with certain implementations of our management software platform, application, and SaaS offerings, we expect to store, convey and process data produced by devices. This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business. It is important for us to maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business to provide a reasonable level of reliability and security. Despite available security measures and other precautions, the infrastructure and transmission methods used by our products and services may be vulnerable to interception, attack or other disruptive problems. Additionally, some of our products include capabilities to support AI which [may] further increase our products susceptibility or perceived susceptibility of security risks.

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

Laws and regulations in this area are evolving and generally becoming more stringent. For example, the European General Data Protection Regulation (the “GDPR”) requires us to meet stringent requirements regarding (i) our access, use, disclosure, transfer, protection, or otherwise processing of personal information; and (ii) the ability of data subjects to exercise their related various rights such as to access, correct or delete or limit the use of their personal data. Under the GDPR and the U.K.’s version of the GDPR, information transfers from the European Union and the U.K. to the U.S. are generally prohibited unless certain measures are followed. The 2018 California Consumer Privacy Act and California Privacy Rights Act of 2020 provide individuals similar rights with respect to the processing of their personal data. California, Colorado, Virginia, Utah, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Jersey, New Hampshire, Oregon, Rhode Island, Tennessee and Texas enacted such privacy laws, and data privacy laws are scheduled to become effective in Tennessee, Minnesota and Maryland in 2025 and Indiana, Kentucky, and Rhode Island in 2026. There is also the possibility of federal privacy legislation and increased enforcement by the Federal Trade Commission under its power to regulate unfair and deceptive trade practices. Markets in the Asia Pacific region have also recently adopted GDPR-like legislation, including China’s new Personal Information Protection Law. Failure to meet Privacy and Data Protection Law requirements could result in significant civil penalties (including fines up to 4% of annual worldwide revenue under the GDPR) as well as criminal penalties. Privacy and data protection law requirements also confer a private right of action in some countries, including under the GDPR.

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

Issues related to the responsible use of AI may result in reputational, competitive and financial harm and liability.*

We offer products that include capabilities to support AI deployment [and we expect this part of our business to grow.] As with many new emerging technologies, AI presents risks and challenges and increasing ethical concerns relating to its responsible use that could affect the adoption of AI, and thus our business. Third-party misuse of AI applications, models, or solutions, or ineffective or inadequate AI development or deployment practices by us or our customers or business partners, could cause harm to individuals, our business or impair the public’s acceptance of AI. Moreover, we may be subject to competitive harm, regulatory action and legal liability as a result of new proposed legislation regulating AI, new applications of existing data protection, privacy and intellectual property and other laws. Such regulations could cause us to incur greater compliance costs and could also impact our ability to sell or the ability of our customers and users worldwide to acquire, deploy and use systems that include our AI-related products and services, which could thus require us to change our business practices and could adversely affect our business, financial condition and results of operations. If the AI-related products that we offer have unintended consequences or unintended usage or customization by our customers or are otherwise controversial due to their perceived or actual impact on human rights, privacy, employment or other social, economic or political issues the public’s acceptance of AI may be impaired and may result in reputational and financial harm and liability to our business.

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

We previously identified a material weakness in our internal control related to ineffective information technology general controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.*

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during fiscal 2023, management identified a material weakness related to the design and implementation of information technology general controls related to the Company’s information systems that are relevant to the preparation of consolidated financial statements. Specifically, we did not design and maintain user access controls to adequately restrict user access to the financial application and data to appropriate Company personnel. As a result, management concluded that our internal control over financial reporting was not effective as of June 30, 2023 and June 30, 2024. We have implemented remedial measures and expect to remediate the material weakness prior to the end of fiscal 2025. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

Insider Trading Arrangements

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8-K	3.2	11/15/2012

10.1	Lantronix, Inc. 2020 Performance Incentive Plan, as amended and restated		8-K	10.1	11/06/2024

10.2	Amendment to Letter Agreement, dated as of January 6, 2025, between Brent Stringham and Lantronix, Inc.		8-K	10.1	1/10/2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

*	Indicates management contract or compensatory plan, contract or arrangement.
+	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: February 7, 2025	By:	/s/ SALEEL AWSARE
Saleel Awsare
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ BRENT STRINGHAM
Brent Stringham
Chief Financial Officer
(Principal Financial and Accounting Officer)

