Form 10-Q
period 2025-03-31
LANTRONIX INC
filed 2025-05-09
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission file number: 001-16027

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

As of May 1, 2025, there were 38,890,328 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (the “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, our expectations regarding the benefits of our acquisition of Netcomm Wireless Pty Ltd, and other statements regarding matters that are not historical are forward-looking statements.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	June 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$19,999	$26,237
Accounts receivable, net	23,648	31,279
Inventories, net	28,151	27,698
Contract manufacturers' receivables	1,637	1,401
Prepaid expenses and other current assets	3,029	2,335
Total current assets	76,464	88,950
Property and equipment, net	2,768	4,016
Goodwill	31,089	27,824
Intangible assets, net	4,310	5,251
Lease right-of-use assets	8,974	9,567
Other assets	584	600
Total assets	$124,189	$136,208

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,005	$10,347
Accrued payroll and related expenses	3,905	5,836
Current portion of long-term debt, net	3,063	3,002
Other current liabilities	10,594	10,971
Total current liabilities	28,567	30,156
Long-term debt, net	9,458	13,219
Other non-current liabilities	10,694	11,478
Total liabilities	48,719	54,853

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	306,858	304,001
Accumulated deficit	(231,763)	(223,021)
Accumulated other comprehensive income	371	371
Total stockholders' equity	75,470	81,355
Total liabilities and stockholders' equity	$124,189	$136,208

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net revenue	$28,500	$41,183	$94,084	$111,252
Cost of revenue	16,097	24,679	53,922	65,620
Gross profit	12,403	16,504	40,162	45,632
Operating expenses:
Selling, general and administrative	8,959	9,753	27,237	29,147
Research and development	4,463	5,186	14,403	15,017
Restructuring, severance and related charges	1,581	350	2,674	900
Acquisition-related costs	100	–	337	–
Fair value remeasurement of earnout consideration	–	–	–	(9)
Amortization of intangible assets	879	1,310	3,378	4,004
Total operating expenses	15,982	16,599	48,029	49,059
Loss from operations	(3,579)	(95)	(7,867)	(3,427)
Interest expense, net	(159)	(171)	(404)	(741)
Other income (expense), net	(19)	2	(48)	(2)
Loss before income taxes	(3,757)	(264)	(8,319)	(4,170)
Provision for income taxes	111	159	423	732
Net loss	$(3,868)	$(423)	$(8,742)	$(4,902)

Net loss per share - basic and diluted	$(0.10)	$(0.01)	$(0.23)	$(0.13)

Weighted-average common shares - basic and diluted	38,820	37,509	38,493	37,283

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended March 31, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2024	38,788	$4	$305,433	$(227,895)	$371	77,913
Shares issued pursuant to stock awards, net	102	–	–	–	–	–
Tax withholding paid on behalf of employees for restricted shares	–	–	(92)	–	–	(92)
Share-based compensation	–	–	1,517	–	–	1,517
Net loss	–	–	–	(3,868)	–	(3,868)
Balance at March 31, 2025	38,890	$4	$306,858	$(231,763)	$371	$75,470

	Three Months Ended March 31, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2023	37,476	$4	$299,385	$(222,984)	$371	$76,776
Shares issued pursuant to stock awards, net	103	–	22	–	–	22
Tax withholding paid on behalf of employees for restricted shares	–	–	(162)	–	–	(162)
Share-based compensation	–	–	1,872	–	–	1,872
Net loss	–	–	–	(423)	–	(423)
Balance at March 31, 2024	37,579	$4	$301,117	$(223,407)	$371	$78,085

	Nine Months Ended March 31, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2024	37,872	$4	$304,001	$(223,021)	$371	$81,355
Shares issued pursuant to stock awards, net	1,018	–	220	–	–	220
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,993)	–	–	(1,993)
Share-based compensation	–	–	4,630	–	–	4,630
Net loss	–	–	–	(8,742)	–	(8,742)
Balance at March 31, 2025	38,890	$4	$306,858	$(231,763)	$371	$75,470

	Nine Months Ended March 31, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2023	36,875	$4	$295,686	$(218,505)	$371	$77,556
Shares issued pursuant to stock awards, net	704	–	522	–	–	522
Tax withholding paid on behalf of employees for restricted shares	–	–	(881)	–	–	(881)
Share-based compensation	–	–	5,790	–	–	5,790
Net loss	–	–	–	(4,902)	–	(4,902)
Balance at March 31, 2024	37,579	$4	$301,117	$(223,407)	$371	$78,085

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(8,742)	$(4,902)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	4,630	5,790
Depreciation and amortization	1,618	1,599
Amortization of intangible assets	3,378	4,004
Amortization of manufacturing profit in acquired inventory associated with acquisitions	44	696
Amortization of deferred debt issuance costs	35	83
Fair value remeasurement of earnout consideration	–	(9)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	7,631	(860)
Inventories	300	8,488
Contract manufacturers’ receivables	(236)	1,457
Prepaid expenses and other current assets	(694)	76
Lease right-of-use assets	1,389	1,455
Other assets	16	(114)
Accounts payable	650	1,390
Accrued payroll and related expenses	(1,972)	2,108
Other liabilities	(1,814)	(4,913)
Net cash provided by operating activities	6,233	16,348
Investing activities
Purchases of property and equipment	(362)	(1,325)
Cash payment for acquisition	(6,458)	–
Net cash used in investing activities	(6,820)	(1,325)
Financing activities
Net proceeds from issuances of common stock	220	522
Tax withholding paid on behalf of employees for restricted shares	(1,993)	(881)
Earnout consideration paid for acquisition	–	(1,262)
Payment of borrowings on term loan	(3,735)	(2,075)
Payment of lease liabilities	(143)	(137)
Net cash used in financing activities	(5,651)	(3,833)
Increase (decrease) in cash and cash equivalents	(6,238)	11,190
Cash and cash equivalents at beginning of period	26,237	13,452
Cash and cash equivalents at end of period	$19,999	$24,642

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

1.	Company and Significant Accounting Policies

Company

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global leader of compute and connectivity solutions, targeting high-growth markets such as Smart Cities, Automotive, and Enterprise markets. Our products and services empower companies to succeed in the growing internet of things (“IoT”) market by delivering customizable solutions that enable AI Edge Intelligence.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2024, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which was filed with the SEC on September 9, 2024. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at March 31, 2025, the consolidated results of our operations for the three and nine months ended March 31, 2025 and our consolidated cash flows for the nine months ended March 31, 2025. All intercompany accounts and transactions have been eliminated.

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

The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Recent Accounting Pronouncements

Disaggregated Expenses Disclosures

In November 2024, the Financial Accounting Standards Board (“FASB”) issued final guidance requiring public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. The required information includes purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion. The standard will be effective for Lantronix beginning with our annual financial statements for the fiscal year ending June 30, 2028. We are currently evaluating the impact that our adoption of this guidance will have on our consolidated financial statements.

Income Tax Disclosures

In December 2023, the FASB issued a final standard on improvements to income tax disclosures. The new standard requires disaggregated information about a company’s effective tax rate reconciliation and information on income taxes paid. The standard will be effective for Lantronix beginning with our annual financial statements for the fiscal year ending June 30, 2026. We are currently evaluating the impact that our adoption of this guidance will have on our consolidated financial statements.

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

Revenue is recognized upon the transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We apply the following five-step approach in determining the amount and timing of revenue to be recognized: (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when the performance obligations are satisfied. On occasion we enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations.

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

We prepay sales commissions related to certain of these contracts, which are incremental costs of obtaining the contract. We capitalize these costs and expense them ratably on a straight-line basis over the life of the contract. At March 31, 2025, prepaid sales commissions included in prepaid expenses and other current assets totaled $341,000 and those included in other assets totaled $135,000.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
		(In thousands)
Embedded IoT Solutions	$11,990	$12,452	$36,161	$35,589
IoT System Solutions	14,730	26,789	52,081	68,847
Software & Services	1,780	1,942	5,842	6,816
	$28,500	$41,183	$94,084	$111,252

Revenue by geography:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
		(In thousands)
Americas	$16,497	$17,543	$50,303	$61,077
EMEA	6,048	18,354	25,568	37,831
Asia Pacific Japan	5,955	5,286	18,213	12,344
	$28,500	$41,183	$94,084	$111,252

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

Product revenues	94%	96%	94%	94%
Service revenues	6%	4%	6%	6%

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

The following table presents the changes in our deferred revenue balance for the nine months ended March 31, 2025 (in thousands):

Balance, June 30, 2024	$5,753
New performance obligations	2,344
Recognition of revenue from satisfying performance obligations	(3,422)
Balance, March 31, 2025	4,675
Less: non-current portion of deferred revenue	2,285
Current portion, March 31, 2025	$2,390

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 5 years.

3.	Acquisition

On December 23, 2024 (the “Closing Date”), we finalized the acquisition of Netcomm Wireless Pty Ltd (“Netcomm”), a subsidiary of DZS Inc., for $6,458,000 in cash. Netcomm operates an enterprise IoT business. The acquisition complements our focus on Enterprise and Smart City vertical markets and adds products to enhance our connectivity solutions in areas such as critical infrastructure, asset monitoring and telecommunications.

A summary of the purchase consideration for the acquisition is as follows (in thousands):

Cash paid, including working capital adjustments	$6,458
Total purchase consideration	$6,458

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

During the three months ended March 31, 2025, based on additional analysis and refinements to our estimates, we adjusted the preliminary purchase price allocation as of the Closing Date to (i) increase the estimated fair value of intangible assets acquired by $279,000, (ii) decrease the fair value of accounts receivable, net by $904,000, (iii) decrease the fair value of accounts payable and other accrued liabilities by $202,000 and (iv) decrease the fair value of inventory by $175,000. These adjustments resulted in an increase to goodwill of $598,000. In March 2025, DZSi, Inc. commenced a liquidation proceeding under Chapter 7 of the U.S. Bankruptcy Code. At that time, we had yet to settle the accounts receivable and accounts payable balances agreed to in the Netcomm acquisition agreement. As such, we updated our estimates of the acquisition date fair value of these balances as described above.

The updated purchase price allocation is as follows (in thousands):

Inventories	$797
Amortizable intangible assets	2,437
Goodwill	3,265
Accounts payable and other accrued liabilities	(41)
Total consideration	$6,458

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

Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. We have preliminarily determined that goodwill and identifiable intangible assets related to this acquisition are deductible for tax purposes.

Acquisition-related costs were expensed in the periods in which the costs were incurred.

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Asset Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Customer relationships	$1,587	8.0
Developed technology	462	5.0
Trademarks and trade names	91	2.0
Customer backlog	297	1.0

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

Supplemental Pro Forma Information

The following supplemental pro forma data summarizes our results of operations for the periods presented, as if we completed the acquisition as of the first day of our fiscal year ended June 30, 2024. The supplemental pro forma data reports actual operating results adjusted to include the pro forma effect and timing of the impact of amortization expense of identified intangible assets, the purchase accounting effect on inventories acquired, and transaction costs. In accordance with the pro forma acquisition date, we recorded in the nine months ended March 31, 2024 supplemental pro forma data acquisition-related costs of $337,000, with a corresponding reduction in the nine months ended March 31, 2025 supplemental pro forma data. Additionally, we recorded (i) additional amortization expense of $475,000 and (ii) cost of goods sold from manufacturing profit in acquired inventory of $106,000 in the nine months ended March 31, 2024 supplemental pro forma data, and (i) additional amortization expense of $94,000, and (ii) $44,000 reduction in cost of goods sold from manufacturing profit in acquired inventory in the nine months ended March 31, 2025 supplemental pro forma data to represent amortization for the full fiscal year-to-date period.

Supplemental pro forma data is as follows:

	Nine Months Ended March 31,
	2025	2024
	(In thousands, except per share amounts)
Pro forma net revenue	$95,945	$118,103
Pro forma net loss	$(8,223)	$(4,208)

Pro forma net loss per share:
Basic and Diluted	$(0.21)	$(0.11)

Net revenue related to products and services from the acquisition of Netcomm contributed approximately 2% of our total net revenue for the nine months ended March 31, 2025. As of the Closing Date, we began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure, making it generally impracticable to determine the post-acquisition earnings on a standalone basis.

4.	Supplemental Financial Information

Inventories

	March 31,	June 30,
	2025	2024
	(In thousands)
Finished goods	$16,160	$14,167
Raw materials	11,991	13,531
Inventories	$28,151	$27,698

Other Liabilities

The following table presents details of our other liabilities:

	March 31,	June 30,
	2025	2024
	(In thousands)
Current
Accrued variable consideration	$2,695	$1,796
Customer deposits and refunds	474	436
Accrued raw materials purchases	132	126
Deferred revenue	2,390	3,017
Lease liability	1,605	1,767
Taxes payable	618	772
Warranty reserve	798	840
Other accrued operating expenses	1,882	2,217
Total other current liabilities	$10,594	$10,971

Non-current
Lease liability	$8,003	$8,563
Deferred tax liability	406	179
Deferred revenue	2,285	2,736
Total other non-current liabilities	$10,694	$11,478

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(In thousands, except per share data)
Numerator:
Net loss	$(3,868)	$(423)	$(8,742)	$(4,902)
Denominator:
Weighted-average common shares outstanding - basic and diluted	38,820	37,509	38,493	37,283

Net loss per share - basic and diluted	$(0.10)	$(0.01)	$(0.23)	$(0.13)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(In thousands)
Common stock equivalents	579	644	577	579

Intangible Assets

The following table presents details of intangible assets:

	March 31, 2025			June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$6,793	$(6,010)	$783	$6,331	$(5,293)	$1,038
Customer relationships	19,115	(15,891)	3,224	17,528	(13,315)	4,213
Order backlog	297	(74)	223	–	–	–
Trademark and trade name	91	(11)	80	–	–	–
	$26,296	$(21,986)	$4,310	$23,859	$(18,608)	$5,251

We do not currently have any intangible assets with indefinite useful lives.

As of March 31, 2025, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2025 (remainder)	$622
2026	1,662
2027	640
2028	356
2029	291
Thereafter	739
$4,310

Restructuring, Severance and Related Charges

During the three and nine months ended March 31, 2025, we incurred charges of $1,581,000 and $2,674,000, respectively. In January 2025 we undertook a headcount reduction totaling approximately 12% of our worldwide headcount. The majority of the terminations took place in our United States and India locations. We may incur additional charges in future periods as we identify additional cost savings and efficiencies related to our business.

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Nine Months Ended March 31, 2025
(In thousands)
Beginning balance	$253
Charges	2,674
Payments	(2,089)
Ending balance	$838

These balances are recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheets.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,
	2025	2024
	(In thousands)
Accrued property and equipment paid for in the subsequent period	$8	$54

5.	Warranty Reserve

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

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheets:

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2025	2024
	(In thousands)
Beginning balance	$840	$788
Charged to cost of revenue	277	376
Usage	(319)	(324)
Ending balance	$798	$840

6.	Bank Loan Agreements

In September 2024 we entered into a Fourth Amendment to the Third Amended and Restated Loan and Security Agreement (the “Amendment”) with Silicon Valley Bank (“SVB”), pertaining to our existing term loan and revolving credit facility (together, the “Senior Credit Facilities”), which amends that certain Third Amended and Restated Loan and Security Agreement, dated as of August 2, 2021, as amended by the First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of October 21, 2021, as amended by the Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of February 15, 2022, as amended by the Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of September 7, 2022, by and among Lantronix and SVB (collectively with the Amendment, the “Loan Agreement”).

The Amendment, among other things, extended the maturity date of our Senior Credit Facilities from August 2, 2025 to August 2, 2026. The Senior Credit Facilities bear interest at the Term Secured Overnight Financing Rate (“SOFR”) or the Prime Rate, at the option of Lantronix, plus a margin that ranges from 3.10% to 4.10% in the case of Term SOFR and 1.50% to 2.50% in the case of the Prime Rate, depending on our total leverage with a Term SOFR floor of 1.50% and a Prime Rate floor of 3.25%. The minimum liquidity requirement under the Senior Credit Facilities is $4,000,000. The Senior Credit Facilities are secured by substantially all of our assets.

In April 2023, we entered into a Letter Agreement (the “Letter Agreement”) with SVB, which, among other matters, amended the Loan Agreement to reduce the former requirement to hold 85% of our company-wide cash balances at SVB to 50%, and provided a waiver of any event of default under the Loan Agreement for any failure to comply with this covenant prior to the date of the Letter Agreement.

The following table summarizes our outstanding debt under the Senior Credit Facilities:

	March 31,	June 30,
	2025	2024
	(In thousands)
Outstanding borrowings on term loan	$12,606	$16,341
Less: Unamortized debt issuance costs	(85)	(120)
Net Carrying amount of debt	12,521	16,221
Less: Current portion	(3,063)	(3,002)
Non-current portion	$9,458	$13,219

Outstanding borrowings on revolving credit facility	$–	$–

During the three and nine months ended March 31, 2025, we recognized $290,000 and $1,005,000, respectively, of interest expense in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of debt issuance costs associated with the borrowings under the Senior Credit Facilities.

Financial Covenants

The Senior Credit Facilities require Lantronix to comply with a minimum liquidity test, a maximum leverage ratio and a minimum fixed charge coverage ratio. We are currently in compliance with all financial covenants.

Liquidity

The Senior Credit Facilities require that we maintain a minimum liquidity of $4,000,000 at SVB, as measured at the end of each month.

Maximum leverage ratio

The Senior Credit Facilities require that we maintain a maximum leverage ratio, calculated as the ratio of funded debt to the consolidated trailing 12 month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions of 2.00 to 1.00 as measured at the end of each calendar quarter.

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

7.	Stockholders’ Equity

Restricted Stock Units (“RSUs”)

The following table presents a summary of activity with respect to our RSUs:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2024	1,881	$4.89
Granted	1,413	3.37
Forfeited	(391)	4.19
Vested	(726)	5.05
Balance of RSUs outstanding at March 31, 2025	2,177	$3.97

Performance Stock Units (“PSUs”)

The following table presents a summary of activity with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2024	1,669
Granted	583
Forfeited	(588)
Vested	(669)
Balance of PSUs outstanding at March 31, 2025	995

Stock Options

The following table presents a summary of activity with respect to our stock options:

	Number of Shares	Weighted-Average Exercise Price per Share
	(In thousands)
Balance of options outstanding at June 30, 2024	567	$4.13
Forfeited	(15)	5.46
Expired	(14)	2.19
Exercised	(230)	3.36
Balance of options outstanding at March 31, 2025	308	$4.74

Employee Stock Purchase Plan (“ESPP”)

The following table presents a summary of activity under our ESPP:

Number of
Shares
(In thousands)
Shares available for issuance at June 30, 2024	$181
Shares issued	(84)
Shares available for issuance at March 31, 2025	$97

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each applicable functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(In thousands)
Cost of revenue	$34	$66	$146	$171
Selling, general and administrative	1,159	1,337	3,329	4,238
Research and development	324	469	1,155	1,381
Total share-based compensation expense	$1,517	$1,872	$4,630	$5,790

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of March 31, 2025:

	Remaining Unrecognized Compensation Expense	Remaining Weighted-Average Years To Recognize
	(In thousands)
Stock options	$106	1.8
RSUs	7,297	2.2
PSUs	2,694	1.9
Stock purchase rights under ESPP	19	0.1
	$10,116

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Effective tax rate	3%	60%	5%	18%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to (i) a tax benefit from our domestic losses being recorded with a full valuation allowance, (ii) our current estimates of pre-tax profitability for the full fiscal year and (iii) the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We have a net deferred tax liability of $406,000 and $179,000 at March 31, 2025 and June 30, 2024, respectively. This balance represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets and is recorded in other non-current liabilities on the accompanying unaudited condensed consolidated balance sheets.

The realization of deferred tax assets is dependent upon the generation of future taxable income. As required by Accounting Standards Codification Topic 740, we have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets. We have determined that it was more likely than not that Lantronix would not realize the deferred tax assets due to our cumulative losses and uncertainty of generating future taxable income and have therefore provided a full valuation allowance against our deferred tax assets as of March 31, 2025 and June 30, 2024.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (this “Report”). This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

Unless otherwise indicated by the context, all references to the “Company”, “Lantronix”, “we”, “us”, and “our” in this Quarterly Report on Form 10-Q include Lantronix, Inc. and its consolidated subsidiaries.

Overview

Lantronix, Inc. is a global leader of compute and connectivity solutions, targeting high-growth markets such as Smart Cities, Automotive, and Enterprise markets. Our products and services empower companies to succeed in the growing internet of things (“IoT”) market by delivering customizable solutions that enable AI Edge Intelligence.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan (“APJ”).

Products and Solutions Overview

We organize our portfolio services and products into the following product lines: Embedded IoT Modules, IoT Systems Solutions, and Software and Engineering Services.

Embedded IoT Modules

Our portfolio of embedded products provides a comprehensive range of options, including Compute System-on-Module (“SOM”) and System-in-Package (“SIP”) solutions, complemented by wired and wireless network connectivity products. As the level of silicon integration continues to advance, our compute modules offer the capability to collect, analyze, and interpret digital information (e.g., Video, Audio or Sensor data) using specialized AI/machine learning algorithms.

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

Recent Developments

Acquisition

On December 23, 2024, we finalized the acquisition of Netcomm Wireless Pty Ltd (“Netcomm”), a subsidiary of DZS Inc., for $6,458,000 in cash. Netcomm operates an enterprise IoT business. The acquisition complements our focus on Enterprise and Smart City vertical markets and adds products to enhance our connectivity solutions in areas such as critical infrastructure, asset monitoring and telecommunications.

Refer to Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated herein by reference, for additional discussion regarding the acquisition.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgment are those relating to revenue recognition, sales returns and allowances, inventory valuation, restructuring charges, valuation of deferred income taxes, business combinations, valuation of goodwill and long-lived and intangible assets, and stock-based compensation. These policies are described in further detail in our Annual Report on Form 10-K for the year ended June 30, 2024 and filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2024 (the “Form 10-K”) and have not changed significantly during the nine months ended March 31, 2025 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Summary

In the three months ended March 31, 2025, our net revenue decreased by $12,683,000 or 30.8%, compared to the three months ended March 31, 2024. The decrease in net revenue was driven by a 45.0% decrease in net revenue in our IoT System Solutions product line, as well as decreases in net revenue in our Embedded IoT Solutions product line of 3.7% and our Software and Services product line of 8.3%. We had a net loss of $3,868,000 for the three months ended March 31, 2025 compared to a net loss of $423,000 for the three months ended March 31, 2024. The increase in net loss was primarily driven by the decrease in revenues partially offset by a reduction in operating expenses of $617,000 for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$11,990	42.1%	$12,452	30.2%	$(462)	(3.7%	)
IoT System Solutions	14,730	51.7%	26,789	65.0%	(12,059)	(45.0%	)
Software & Services	1,780	6.2%	1,942	4.8%	(162)	(8.3%	)
	$28,500	100.0%	$41,183	100.0%	$(12,683)	(30.8%	)

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Americas	$16,497	57.9%	$17,543	42.6%	$(1,046)	(6.0%	)
EMEA	6,048	21.2%	18,354	44.6%	(12,306)	(67.0%	)
APJ	5,955	20.9%	5,286	12.8%	669	12.7%
	$28,500	100.0%	$41,183	100.0%	$(12,683)	(30.8%	)

Embedded IoT Solutions

Net revenue decreased primarily due to (i) lower unit sales of certain legacy products in our embedded ethernet connectivity product family in the EMEA and APJ regions, (ii) decreased unit sales of our network interface cards in the Americas region, and (iii) decreased unit sales of our embedded GPS receivers product family in the EMEA and APJ regions. These decreases were partially offset by (i) higher unit sales of our embedded compute products across all regions, and (ii) higher unit sales of our wireless communications products in the APJ region.

IoT System Solutions

The decrease in net revenue was substantially driven by our custom solution to our European smart energy grid customer. In the three months ended March 31, 2024, we saw net revenue from this product of just under $12,000,000. In the three months ended March 31, 2025, there was no corresponding revenue as this customer is currently working through their deployments. In addition, compared to the prior year period, we experienced (i) decreased unit sales of our network switches in the Americas and EMEA regions, and (ii) decreased unit sales of our OOB products across all regions, as revenues from these products can be dependent on project-based capital spending. These decreases were partially offset by higher unit sales of (i) our gateways, routers, and modems products across all regions, which was largely driven by contributions from our Netcomm acquisition, and (ii) our converters and device servers in the Americas and EMEA regions.

Software & Services

Net revenue decreased primarily due to a decrease in some of our extended warranty services in the Americas region, primarily related to our OOB products.

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

The following table presents our gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$12,403	43.5%	$16,504	40.1%	$(4,101)	(24.8%	)

Gross profit as a percentage of revenue (referred to as “gross margin”) increased primarily as a result of lower overhead costs and our product sales mix.

We currently expect that gross margin will fluctuate in the future, from period-to-period, based on changes in our product mix, average selling prices, and average manufacturing costs.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, trade show expenses, advertising, and legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,096		$5,489		$(393)	(7.2%	)
Professional fees and outside services	1,128		1,010		118	11.7%
Advertising and marketing	607		543		64	11.8%
Facilities and insurance	420		651		(231)	(35.5%	)
Share-based compensation	1,159		1,337		(178)	(13.3%	)
Depreciation	345		352		(7)	(2.0%	)
Other	204		371		(167)	(45.0%	)
Selling, general and administrative	$8,959	31.4%	$9,753	23.7%	$(794)	(8.1%	)

Selling, general and administrative expenses decreased primarily due to (i) lower headcount related costs resulting from restructuring activities that occurred in January 2025, (ii) lower IT infrastructure and related facilities costs, and (iii) reduced share-based compensation costs based on the value of new and outstanding awards.

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

The following table presents our research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,942		$3,608		$(666)	(18.5%	)
Facilities	665		640		25	3.9%
Outside services	269		76		193	253.9%
Product certifications	39		180		(141)	(78.3%	)
Share-based compensation	324		469		(145)	(30.9%	)
Other	224		213		11	5.2%
Research and development	$4,463	15.7%	$5,186	12.6%	$(723)	(13.9%	)

Research and development expenses decreased primarily due to (i) lower personnel-related expenses in our engineering team resulting from restructuring activities during the current fiscal year, (ii) reduced share-based compensation costs based on the value of new and outstanding awards, and (iii) lower product certification expenses based on the timing of various development projects. This was partially offset by an increase in outside services for third party engineering labor.

Results of Operations – Nine Months Ended March 31, 2025 Compared to the Nine Months Ended March 31, 2024

Summary

In the nine months ended March 31, 2025, our net revenue decreased by $17,168,000 or 15.4%, compared to the nine months ended March 31, 2024. The decrease in net revenue was driven by a 24.4% decrease in net revenue in our IoT System Solutions product line as well as a 14.3% decrease in our Software and Services production line. These decreases were partially offset by a 1.6% increase in net revenue in our Embedded IoT Solutions product line. We had a net loss of $8,742,000 for the nine months ended March 31, 2025, compared to a net loss of $4,902,000 for the nine months ended March 31, 2024. The increase in net loss was primarily driven by the decrease in revenues partially offset by a reduction in operating expenses of $1,030,000 for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$36,161	38.4%	$35,589	32.0%	$572	1.6%
IoT System Solutions	52,081	55.4%	68,847	61.9%	(16,766)	(24.4%	)
Software & Services	5,842	6.2%	6,816	6.1%	(974)	(14.3%	)
	$94,084	100.0%	$111,252	100.0%	$(17,168)	(15.4%	)

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Americas	$50,303	53.5%	$61,077	54.9%	$(10,774)	(17.6%	)
EMEA	25,568	27.2%	37,831	34.0%	(12,263)	(32.4%	)
APJ	18,213	19.3%	12,344	11.1%	5,869	47.5%
	$94,084	100.0%	$111,252	100.0%	$(17,168)	(15.4%	)

Embedded IoT Solutions

Net revenue increased slightly due to higher unit sales of our embedded compute product line driven by a video conferencing customer in the APJ region. This growth was partially offset by lower unit sales in some of our legacy embedded ethernet connectivity products across all regions and lower volume sales of our network interface cards in the Americas and APJ regions.

IoT System Solutions

Net revenue decreased primarily due to (i) decreased unit sales of our custom solution to our European smart energy grid provider in the EMEA region and (ii) decreased unit sales of our OOB products and our network switches across all regions. These decreases were partially offset by moderate growth in (i) our gateways, routers, and modems which was largely driven by contributions from our Netcomm acquisition and (ii) our telematic gateways.

Software & Services

Net revenue decreased primarily due to lower engineering services revenue in the EMEA region as two of our large design services projects transitioned in the prior year from the design phase to full production. We also saw a moderate decrease in our extended warranty services in the Americas region, primarily related to lower volumes in our OOB products.

Gross Profit

The following table presents our gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$40,162	42.7%	$45,632	41.0%	$(5,470)	(12.0%	)

Gross margin increased primarily because of lower overhead costs and our product sales mix.

We currently expect that gross margin will fluctuate in the future, from period-to-period, based on changes in our product mix, average selling prices, and average manufacturing costs.

Selling, General and Administrative

The following table presents our selling, general and administrative expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$15,581		$15,882		$(301)	(1.9%	)
Professional fees and outside services	3,689		3,439		250	7.3%
Advertising and marketing	1,557		1,578		(21)	(1.3%	)
Facilities and insurance	1,216		2,165		(949)	(43.8%	)
Share-based compensation	3,329		4,238		(909)	(21.4%	)
Depreciation	1,044		1,024		20	2.0%
Other	821		821		–	0.0%
Selling, general and administrative	$27,237	28.9%	$29,147	26.2%	$(1,910)	(6.6%	)

Selling, general and administrative expenses decreased primarily due to (i) lower spending on various sales conferences, IT infrastructure and related facilities costs, and (ii) reduced share-based compensation costs based on the value of new and outstanding awards. This was partially offset by higher legal expenses included in “professional fees and outside services” above.

Research and Development

The following table presents our research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
Personnel-related expenses	$9,506		$10,186		$(680)	(6.7%	)
Facilities	2,011		1,852		159	8.6%
Outside services	527		368		159	43.2%
Product certifications	382		532		(150)	(28.2%	)
Share-based compensation	1,155		1,381		(226)	(16.4%	)
Other	822		698		124	17.8%
Research and development	$14,403	15.3%	$15,017	13.5%	$(614)	(4.1%	)

Research and development expenses decreased primarily due to (i) lower personnel-related expenses in our engineering groups resulting from restructuring activities during the current fiscal year, (ii) reduced share-based compensation costs based on the value of new and outstanding awards, and (iii) lower product certification expenses based on the timing of various development projects. These decreases were partially offset by (i) higher facilities-related equipment and software costs, (ii) increased costs for third party contract labor, which are included in the “outside services” category in the table above, and (iii) increased spending on certain prototype and materials costs, which are included in the “other” category in the table above.

Restructuring, Severance and Related Charges

During the three and nine months ended March 31, 2025, we incurred charges of $1,581,000 and $2,674,000, respectively, mostly related to headcount reductions. During the three and nine months ended March 31, 2024, we incurred $350,000 and $900,000, respectively, of restructuring, severance and related charges.

In January 2025, we undertook a headcount reduction action totaling approximately 12% of our worldwide headcount. The majority of the terminations took place in our United States and India locations. The severance and related charges resulting from this action amounted to approximately $1,400,000.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and efficiencies related to our business.

Acquisition-Related Costs

During the three and nine months ended March 31, 2025, we incurred approximately $100,000 and $337,000 of costs primarily in connection with the acquisition of Netcomm. These costs were mainly comprised of banking, legal and other professional fees.

Interest Expense, Net

For the three and nine months ended March 31, 2025 and March 31, 2024, we incurred net interest expense related to borrowings on our credit facilities. We also earn interest income on our domestic cash balance.

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	March 31,	June 30,
	2025	2024	Change
	(In thousands)
Working capital	$47,897	$58,794	$(10,897)
Cash and cash equivalents	$19,999	$26,237	$(6,238)

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

From time to time, we may seek additional capital from public or private offerings of our capital stock, borrowings under our existing or future credit lines or other sources in order to (i) develop or enhance our products, (ii) take advantage of strategic opportunities, (iii) respond to competition or (iv) continue to operate our business. We currently have a Form S-3 shelf registration statement on file with the SEC. If we issue equity securities to raise additional funds, our existing stockholders will experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. If we issue debt securities to raise additional funds, we may incur debt service obligations, become subject to additional restrictions that limit or restrict our ability to operate our business, or be required to further encumber our assets. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all.

Bank Loan Agreements

Refer to Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of our Loan Agreement.

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended March 31,
	2025	2024	Change
	(In thousands)
Net cash provided by operating activities	$6,233	$16,348	$(10,115)
Net cash used in investing activities	(6,820)	(1,325)	(5,495)
Net cash used in financing activities	(5,651)	(3,833)	(1,818)

Operating Activities

Cash provided by operating activities during the nine months ended March 31, 2025 decreased compared to the prior year period. Cash from operations was positively impacted in the prior year period due to (i) reduction of our inventories and higher net revenues and (ii) the receipt of deposits relating to deliveries to our European smart grid provider customer. In the current year period, inventories increased slightly, and we also made payments against previously accrued variable compensation balances, as discussed further below. For the nine months ended March 31, 2025, our net loss included $9,705,000 of non-cash charges, while the changes in operating assets and liabilities provided net cash of $5,270,000.

Accounts receivable decreased by $7,631,000, or 24.4% from June 30, 2024 to March 31, 2025. The decrease was primarily due to lower net revenue levels in the current fiscal year, as well as the timing of payments from certain customers.

Inventories, net increased by $453,000, or 1.6% from June 30, 2024 to March 31, 2025. The increase was primarily the result of $797,000 of net inventories acquired in the Netcomm acquisition.

Accounts payable increased by $658,000, or 6.4%, from June 30, 2024 to March 31, 2025 primarily due to the timing of inventory receipts and payments made to our vendors.

Accrued payroll and related expenses decreased by $1,931,000 or 33.1% from June 30, 2024 to March 31, 2025. The decrease was primarily due to accrued variable compensation paid out during the current year period.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2025 includes the acquisition of Netcomm, which used cash of $6,458,000. We also paid for property and equipment totaling $362,000, primarily for tooling at our contract manufacturers as well as certain research and development projects. Cash used during the nine months ended March 31, 2024 consisted of purchases of property and equipment of $1,325,000 primarily for research and development and certain business analysis tools.

Financing Activities

Net cash used in financing activities during the nine months ended March 31, 2025 and the nine months ended March 31, 2024 resulted primarily from principal payments on the Senior Credit Facilities, as well as tax withholdings paid on behalf of employees for restricted shares. During the nine months ended March 31, 2024 we also used cash to pay the contingent consideration related to the acquisition of Uplogix, Inc.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025. Refer to the additional discussion below regarding the remediation of the previously disclosed material weakness.

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

As of June 30, 2024, management had implemented the remedial actions and controls described above concerning the material weakness. Due to the timing of the design and implementation of our remediation efforts during the fourth quarter of fiscal 2024, there was insufficient time to demonstrate consistent execution of certain controls and conclude on the operating effectiveness of internal control over financial reporting as of June 30, 2024. Subsequently, through March 31, 2025, management has determined that appropriate time has elapsed to demonstrate the operating effectiveness of the remediated controls through testing of a sufficient number of instances.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (this “Report”), which is incorporated herein by reference, for a discussion of legal proceedings.

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

We outsource substantially all of our manufacturing to contract manufacturers in Asia. If our contract manufacturers are unable or unwilling to manufacture our products at the quality and quantity we request, our business could be harmed.*

We use contract manufacturers based in Asia to manufacture substantially all of our products. Generally, we do not have guaranteed supply agreements with our contract manufacturers or suppliers. If any of these subcontractors or suppliers were to cease doing business with us, we might not be able to obtain alternative sources in a timely or cost-effective manner. Our reliance on third-party manufacturers, especially in countries outside of the U.S., exposes us to a number of significant risks, including:

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

From time to time, we may transition the manufacturing of certain products from one contract manufacturer to another. For example, in connection to the recently increased tariffs imposed by the U.S. against China, we continue to transition our remaining manufacturing out of China. We have and may in the future incur substantial expenses, risk material delays or encounter other unexpected issues in connection with this transition or future transitions.

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

We may pursue acquisitions, strategic partnerships and joint ventures that we believe would allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with distributors, OEMs and original design manufacturers. For instance, we acquired Maestro, Intrinsyc, the Transition Networks and Net2Edge businesses of Communication Systems, Inc., Uplogix, Inc., and Netcomm in calendar years 2019, 2020, 2021, 2022 and 2024, respectively. Our previous acquisitions have required, and any future acquisition, partnership, joint venture or investment may also require, that we pay significant cash, issue equity and/or incur substantial debt. Acquisitions, partnerships or joint ventures may also result in the loss of key personnel and the dilution of existing stockholders to the extent we are required to issue equity securities. In addition, acquisitions, partnerships or joint ventures require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may not result in expected synergies, an increase in revenues or earnings or the delivery of new products, may contribute to increased fixed costs, and may expose us to unanticipated liabilities. If any of these occur, we may fail to meet our business objectives and our business, financial condition and operating results could be materially and adversely affected.

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

Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cyberattacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. The secure processing, maintenance and transmission of the information that we collect and store on our systems is critical to our operations and implementing security measures designed to prevent, detect, mitigate or correct these or other cybersecurity threats involve significant costs.

Although we have taken steps to protect the security of our information systems, we have, from time to time, experienced, and we expect to continue experiencing, threats to our data and systems, including malware, phishing and computer virus attacks, and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. In addition, due to the fast pace and unpredictability of cybersecurity threats, including from emerging technologies, such as advanced forms of machine learning, AI and quantum computing, long-term implementation plans designed to address cybersecurity risks become obsolete quickly and, in some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. In addition, such threats could be introduced as a result of our customers and business partners incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI generated source code. Any unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.

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

Issues related to the responsible use of AI may result in reputational, competitive and financial harm and liability.

We offer products that include capabilities to support AI deployment and we expect this part of our business to grow. As with many new emerging technologies, AI presents risks and challenges and increasing ethical concerns relating to its responsible use that could affect the adoption of AI, and thus our business. Third-party misuse of AI applications, models, or solutions, or ineffective or inadequate AI development or deployment practices by us or our customers or business partners, could cause harm to individuals, our business or impair the public’s acceptance of AI. Moreover, we may be subject to competitive harm, regulatory action and legal liability as a result of new proposed legislation regulating AI, new applications of existing data protection, privacy and intellectual property and other laws. Such regulations could cause us to incur greater compliance costs and could also impact our ability to sell or the ability of our customers and users worldwide to acquire, deploy and use systems that include our AI-related products and services, which could thus require us to change our business practices and could adversely affect our business, financial condition and results of operations. If the AI-related products that we offer have unintended consequences or unintended usage or customization by our customers or are otherwise controversial due to their perceived or actual impact on human rights, privacy, employment or other social, economic or political issues the public’s acceptance of AI may be impaired and may result in reputational and financial harm and liability to our business.

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

To remain competitive, we must continue to make significant investments to operate our business and develop our products. Our future capital requirements will depend on many factors, including the timing and amount of our net revenue, research and development expenditures, expenses associated with any strategic partnerships or acquisitions and infrastructure investments, and expenses related to litigation, each of which could negatively affect our ability to generate additional cash from operations. If cash generated from operations is insufficient to satisfy our working capital requirements, we may need to raise additional capital. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including, but not limited to:

•	to fund working capital requirements;
•	to update, enhance or expand the range of products we offer;
•	to refinance existing indebtedness;
•	to increase our sales and marketing activities;
•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition and international expansion activities; or
•	to acquire additional businesses.

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

Risks Related to International Operations

Rising concern regarding international tariffs could materially and adversely affect our business and results of operations.*

The current political landscape has introduced significant uncertainty with respect to future trade regulations and existing international trade agreements, as shown by the new or increased tariffs imposed by the U.S. on many countries, including China, Mexico, Canada, and the European Union, the U.S.-initiated renegotiation of the North America Free Trade Agreement, Brexit in Europe, and the current war between Ukraine and Russia. This uncertainty includes the implementation and repeal of tariffs or penalties on products manufactured outside the U.S., reciprocal tariffs against the U.S., the U.S. government’s increased tariffs on a range of products from China and subsequent tariffs imposed by the U.S., and export controls or other retaliatory actions against, or restrictions on doing business with Russia, as well as any resulting disruption, instability or volatility in the global markets and industries resulting from such conflict. The institution of tariffs both globally and between the U.S. and China specifically, carries the risk of negatively affecting the overall economic conditions of both China and the U.S., which could have a negative impact on us.

We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether additional quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. If we are unable to source our products from the countries where we wish to purchase them, either because of regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations. Furthermore, imposition of tariffs or other developments may result in our implementing local or alternative sourcing initiatives that make it more difficult to sell our products in foreign countries, which would negatively impact our business and operating results.

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

We previously identified a material weakness in our internal control related to ineffective information technology general controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.*

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during fiscal 2023, management identified a material weakness related to the design and implementation of information technology general controls related to the Company’s information systems that are relevant to the preparation of consolidated financial statements. Specifically, we did not design and maintain user access controls to adequately restrict user access to the financial application and data to appropriate Company personnel. As a result, management concluded that our internal control over financial reporting was not effective as of June 30, 2023 and June 30, 2024. We have implemented measures to remediate the material weakness during fiscal 2025. If we, or our independent registered public accounting firm identify one or more additional material weaknesses, or, if we are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

Insider Trading Arrangements

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated, modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8-K	3.2	11/15/2012

10.1*	Amendment to Letter Agreement, dated as of January 6, 2025, between Brent Stringham and Lantronix, Inc.		8-K	10.1	1/10/2025

10.2*	Amendment to Offer Letter, dated as of April 1, 2025, between Kurt Hoff and Lantronix, Inc.		8-K	10.1	04/03/2025

10.3*	Amendment to Offer Letter, dated as of April 1, 2025, between Mathi Gurusamy and Lantronix, Inc.		8-K	10.2	04/03/2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

*	Indicates management contract or compensatory plan, contract or arrangement.
+	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: May 9, 2025	By:	/s/ SALEEL AWSARE
Saleel Awsare
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ BRENT STRINGHAM
Brent Stringham
Chief Financial Officer
(Principal Financial and Accounting Officer)

