Form 10-K
period 2025-06-30
LANTRONIX INC
filed 2025-08-29
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock as reported by the Nasdaq Capital Market on December 31, 2024, the last trading day of the registrant’s second fiscal quarter, was approximately $134,820,000. The determination of affiliate status for this purpose shall not be a conclusive determination for any other purpose.

As of August 22, 2025, there were 39,151,106 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2025 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LANTRONIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2025, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, and other statements regarding matters that are not historical are forward-looking statements.

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

Overview

Lantronix Inc. (Nasdaq: LTRX) is a global leader in Edge AI and Industrial Internet of Things (“IoT”) solutions, delivering intelligent computing, secure connectivity, and remote management for mission-critical applications. Serving high-growth markets, including smart cities, enterprise information technology (“IT”), and commercial and defense unmanned systems, we enable customers to optimize operations and accelerate digital transformation. Our comprehensive portfolio of hardware, software, and services powers applications from secure video surveillance and intelligent utility infrastructure to resilient out-of-band network management. By bringing intelligence to the network edge, we help organizations achieve efficiency, security, and a competitive edge in today’s artificial intelligence (“AI”)-driven world.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan (“APJ”).

We organize our portfolio services and products into the following product lines: Embedded IoT Solutions, IoT Systems Solutions, and Software and Engineering Services.

References in this Report to “fiscal 2025” refer to the fiscal year ended June 30, 2025, and references to “fiscal 2024” refer to the fiscal year ended June 30, 2024. In addition, unless the context suggests otherwise, all references in this Report to the “Company,” “we,” “our” and “us,” refer to Lantronix, Inc. together with its subsidiaries.

Our Strategy

We focus on three high-potential vertical markets - smart cities, enterprise and unmanned aerial systems (“UAS”) (drones). We position ourselves in these markets to deliver complete solutions encompassing our hardware, software, device management, and design services to meet the evolving needs of our customers and address each layer of the IoT stack. Below are customer examples that highlight our impact:

•	Smart Cities: We are partnering with various Smart Grid customers that deploy their solutions to enhance grid resiliency and flexibility through intelligence at the edge. We supply customers an entire solution that includes our SmartLV compute and connectivity solutions as well as our design services. This engagement underscores the ongoing value and scalability of our solutions within the growing smart city infrastructure market.

•	Enterprise: In the financial sector, we provide solutions to a Tier 1 banking customer to enhance network resiliency using our Out-of-Band Management offerings. Our hardware and software offerings provide secure alternative pathways for critical infrastructure, including servers, networks, and routers. These solutions not only bolster cybersecurity and tracking but also improve operational efficiency through enhanced automation, uptime, and resiliency.

•	Unmanned Aerial Systems (UAS): We are advancing the UAS market through our Qualcomm Dragonwing–based system-on-modules (“SoM”), purpose-built for industrial drone applications with particular focus on defense and security. We are working with customers to deliver high-performance compute at the edge for flight control, video processing, and AI-enabled situational awareness. In parallel, we are pursuing opportunities with additional UAS manufacturers in industrial, inspection, and defense segments.

Our growth strategy centers on continuous innovation and strategic acquisitions designed to increase scale, broaden our scope, and enhance our value proposition. This approach allows us to address a broader spectrum of our customers’ operational needs, positioning Lantronix as a strategic partner rather than just a vendor. Our acquisitions and innovations have expanded our capabilities in key areas such as critical infrastructure and connected transportation solutions, driving deeper customer engagement and market penetration.

By focusing on these strategic priorities, we continue to strengthen our competitive position and attract new customers across a wide variety of applications. Looking ahead, we plan to capitalize on market opportunities by further enhancing our product offerings, expanding geographically, and pursuing targeted acquisitions that align with our long-term growth objectives.

Products and Solutions

Embedded IoT Solutions

Our embedded product portfolio includes a broad range of Compute SoM and System-in-Package (“SiP”) solutions, together with wired and wireless connectivity products. As semiconductor technology continues to evolve and integrate more functionality, our compute modules now provide not only processing power but also the ability to run advanced AI and machine learning applications. This enables our customers to process and analyze digital inputs such as video, audio, and sensor data, directly at the device level, reducing latency, enhancing security, and enabling real-time decision making.

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

Our products are designed with customer needs in mind, offering pre-certified solutions across multiple regions, significantly reducing regulatory certification costs and expediting time-to-market for OEM customers. Additionally, we provide software tools that further accelerate development, empowering customers to quickly bring their products to market while enhancing their overall value proposition.

Our embedded IoT solutions serve a wide range of applications, from industrial automation and transportation systems to smart city infrastructure, positioning us as a leading provider of flexible and scalable solutions in the growing IoT market.

IoT System Solutions

Our IoT System Solutions portfolio includes a wide range of fully functional standalone systems that provide routing, switching or gateway functionalities as well as telematics and media conversion. These products include wired and wireless connections that enhance the value and utility of modern electronic systems and equipment by providing secure network connectivity, power for IoT end devices through Power over Ethernet (“PoE”), application hosting, protocol conversion, media conversion, secure access for distributed IoT deployments and many other functions By offering pre-certified products across multiple regions, Lantronix significantly reduces OEM customers’ regulatory certification costs and speeds up their time-to-market.

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

Our products also incorporate features to perform advanced levels of fault management and diagnostics to troubleshoot networks and proactively fix problems. Our media converters and other customer premise equipment assist customers in resolving challenges in the areas of bandwidth constraints, security risks and distance limitations as networks extend from local area to wide area networks and adapt to ever-increasing end-user demands.

Our smart tracking devices are designed to deliver robust data logging and positional tracking functionality and reliability for supply chain and logistics solutions. Our Industrial IoT devices are designed to be flexible in the field while offering a variety of connectivity options to suit customers’ needs across 4G, 5G and LTE cellular networks. These power-efficient products are designed to support communications across interfaces and industrial protocols for vehicle, fleet and asset tracking and equipment management. Many of the products are offered with software tools intended to further accelerate our customers’ time-to-market and increase their value add. Our Industrial IoT products are pre-certified in a number of countries, significantly reducing our OEM customers’ regulatory certification costs and accelerating their time-to-market.

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

Our Advanced OOB product line includes console management, power management and IP-connected keyboard-video-mouse (commonly referred to as “IPKVM”) products that provide remote access to IT and networking infrastructure deployed in test labs, data centers, branch offices, remote sites and server rooms.

Software and Engineering Services

Our Software as a Service (“SaaS”) platform offers comprehensive single-pane-of-glass management for OOB and IoT deployments. Our platform enables customers to easily deploy, monitor, manage and automate across their global deployments, all from a single platform login, virtually and seamlessly connected as if located directly on each device. Our platform eliminates the need to have 24/7 personnel on site and makes it easy to observe and address issues quickly, even in large-scale deployments.

For OEMs and System Integrators (“SI”) our platform offers multitenancy functionality for supporting a broad customer base while ensuring customer separation and data security. Over the Air (“OTA”) updates streamline the process of security patches, firmware upgrades and configuration changes, keeping devices up to date and secure.

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

In addition to our production-ready edge computing solutions, we offer experienced multidisciplinary engineering services across complete aspects of IoT product development, including hardware, software, mechanical engineering, rapid prototyping, and quality assurance. Our specialized services also extend to camera, audio, and AI/machine learning development, ensuring our customers can bring cutting-edge products to market faster and with greater reliability.

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

Direct Sales

We sell products directly to larger OEMs and end users. We also maintain an e-commerce site for direct sales.

Sales and Marketing

We sell our products primarily through an internal sales force, which includes regional sales managers, inside sales personnel and field applications engineers in major regions throughout the world. This team manages our relationships with our partners and end users, identifies and develops new sales opportunities and increases penetration at existing accounts. We implement marketing programs, tools, and services, including displaying our products at industry-specific events, to generate sales leads and increase demand for our products.

Manufacturing

Our manufacturing operations are currently conducted through third-party contract manufacturers. We currently utilize Hana Microelectronics, primarily located in Thailand and China, Honortone and In-Tech primarily located in China, and Tailyn, Info-Tek and Rubytech in Taiwan as our contract manufacturers for most of our products. In addition, we use Marvell Technology Inc., to manage the manufacture of our large-scale integration chips in Taiwan. We manufacture certain products with final assembly in the U.S. to meet trade compliance requirements.

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

Employees

As of August 19, 2025, we had 352 total employees including 351 full time employees, none of whom is represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and believe we have good relationships with our employees.

Customer and Geographic Concentrations

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; EMEA; and APJ. A discussion of sales to our significant customers and sales within geographic regions is set forth in Notes 2 and 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which is incorporated herein by reference. A discussion of factors potentially affecting our customer and geographic concentrations is set forth in “Risk Factors” included in Part I, Item 1A of this Report, which is incorporated herein by reference.

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

Information About Our Executive Officers

Executive officers serve at the discretion of our board of directors (the “Board”). There are no family relationships between any of our directors or executive officers. The following table presents the names, ages, and positions held by our executive officers as of the date of this Report:

Name	Age	Position
Saleel Awsare	60	President and Chief Executive Officer
Brent Stringham	47	Chief Financial Officer
Mathi Gurusamy	54	Chief Product and Strategy Officer
Kurt Hoff	68	Chief Revenue Officer

SALEEL AWSARE has served as our President and Chief Executive Officer, and as a member of our Board, since November 2023. Mr. Awsare served as Senior Vice President and General Manager of the Enterprise and Mobile Division of Synaptics Incorporated, a developer of human interface hardware and software, from September to November 2023. Prior to that, Mr. Awsare served as Senior Vice President and General Manager of the PC and Peripherals Unit of Synaptics from August 2020 to September 2023; Senior Vice President and General Manager of Synaptics’s IoT Division from April 2019 to July 2020; and Senior Vice President of Corporate Marketing & Investor Relations at Synaptics from October 2018 until April 2019. Prior to joining Synaptics as Corporate Vice President and General Manager of Audio & Imaging Products in August 2017, Mr. Awsare was President of Conexant Systems, LLC, a software developer and fabless semiconductor company, from March 2016 until Conexant’s acquisition by Synaptics in August 2017, and Conexant’s Senior Vice President & General Manager of Audio & Imaging from April 2012 to March 2016. Prior to joining Conexant, Mr. Awsare served as President of U.S. Operations and General Manager of Audio & Voice Solutions of Nuvoton Technology Corporation, a Taiwan-based semiconductor company, from December 2008 to March 2012.

BRENT STRINGHAM has served as our Chief Financial Officer since January 2025. Mr. Stringham joined Lantronix in 2012 and previously served as the Company’s interim Chief Financial Officer and Chief Accounting Officer since September 2024. Prior to that, he served as our Senior Director of Finance and Corporate Controller beginning in February 2012. Previously, Mr. Stringham served as Controller at Iteris, Inc., a provider of software, hardware and services for smart mobility infrastructure management, from January 2009 to February 2012, and Netlist, Inc., a developer and manufacturer of computer memory subsystems, from March 2007 to January 2009. Mr. Stringham was an Audit Manager at Ernst & Young LLP from 2000 to 2007.

MATHI GURUSAMY has served as our Chief Product and Strategy Officer since April 2025. Previously Mr. Gurusamy served as our Chief Strategy Officer since May 2024. Prior to joining Lantronix, Mr. Gurusamy served as Chief Operating Officer at Ikotek USA, Inc., a global provider of original design manufacturing for IoT, from November 2023 to May 2024. Mr. Gurusamy served as President at Telit Cinterion, an end-to-end IoT solutions enabler, from October 2022 to October 2023, and previously served at Telit as Chief Operating Officer from January 2010 to March 2016 and as Global VP – Operations & Supply Chain from June 2008 to December 2009. He also served as President and Chief Operating Officer of Mobilogix, a startup company specializing in custom IoT solutions, from April 2016 to June 2018 and as Chief Executive Officer and President from June 2018 until Mobilogix’s acquisition by Telit in September 2022.

KURT HOFF has served as our Chief Revenue Officer since April 2025. Previously Mr. Hoff served as our Vice President of Worldwide Sales since March 2024. Prior to joining Lantronix, Mr. Hoff served as Vice President of Global Sales at MYTHIC AI, a venture-backed AI processor company, from May 2022 to December 2022. Previously, Mr. Hoff served as Senior Vice President of Worldwide Sales at Synaptics Inc., a developer of human interface hardware and software, from July 2017 to July 2020, and at Conexant Systems, Inc., a software developer and fabless semiconductor company, from November 2015 until Conexant’s acquisition by Synaptics in July 2017. He served as Senior Vice President of Worldwide Sales at Silicon Laboratories Inc. from July 2007 until November 2015.

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

Some of our integrated circuits are only available from a single source and in some cases, are no longer being manufactured. From time to time, integrated circuits, and potentially other components used in our products, will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have been in the past and may in the future be subject to market shortages and substantial price fluctuations, whether due to a pandemic or epidemic, the war between Ukraine and Russia, conflict in the Middle East, hostilities in the Red Sea, tensions between China and Taiwan, increased tariffs and changes in U.S. trade policies or otherwise. From time to time, we have been unable to meet customer orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components, including semiconductor chips, or technology for our products and instead purchase components on a purchase order basis. If we are unable to purchase components from these suppliers, our product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenue, risk losing customers and risk harm to our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations.

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

From time to time, we may transition the manufacturing of certain products from one contract manufacturer to another. For example, in connection to the recently increased tariffs proposed to be imposed by the U.S. against China, we continue to transition our remaining manufacturing out of China. We have and may in the future incur substantial expenses, risk material delays or encounter other unexpected issues in connection with this transition or future transitions.

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

We continue to dedicate engineering resources to our management software platform, applications, and SaaS offerings. These product and service offerings are subject to significant additional risks that are not necessarily related to our hardware products. Our ability to succeed with these offerings will depend in large part on our ability to provide customers with software products and services that offer features and functionality that address their specific needs. We may face challenges and delays in the development of this product line as the marketplace for products and services evolves to meet the needs and desires of customers. We cannot provide assurances that we will be successful in operating and growing this product line.

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

We depend on the resale of products through distributor accounts for a substantial majority of our worldwide net revenue. In addition, sales through our top five distributors accounted for approximately 37% of our net revenue in fiscal 2025. A significant reduction of effort by one or more distributors to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

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

We have in the past and may in the future pursue acquisitions, strategic partnerships and joint ventures that we believe would allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with distributors, OEMs and original design manufacturers. For instance, we acquired Maestro, Intrinsyc, the Transition Networks and Net2Edge businesses of Communication Systems, Inc., Uplogix, Inc. (“Uplogix”), and Netcomm Wireless Pty Ltd (“Netcomm”) in calendar years 2019, 2020, 2021, 2022 and 2024, respectively. Our previous acquisitions have required, and any future acquisition, partnership, joint venture or investment may also require, that we pay significant cash, issue equity and/or incur substantial debt. Acquisitions, partnerships or joint ventures may also result in the loss of key personnel and the dilution of existing stockholders to the extent we are required to issue equity securities. In addition, acquisitions, partnerships or joint ventures require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may not result in expected synergies, an increase in revenues or earnings or the delivery of new products, may contribute to increased fixed costs, and may expose us to unanticipated liabilities. If any of these occur, we may fail to meet our business objectives and our business, financial condition and operating results could be materially and adversely affected.

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

Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There have been several highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cyberattacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. The secure processing, maintenance and transmission of the information that we collect and store on our systems is critical to our operations and implementing security measures designed to prevent, detect, mitigate or correct these or other cybersecurity threats involve significant costs.

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

In connection with certain implementations of our management software platform, application, and SaaS offerings, we expect to store, convey and process data produced by devices. This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business. It is important for us to maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business to provide a reasonable level of reliability and security. Despite available security measures and other precautions, the infrastructure and transmission methods used by our products and services may be vulnerable to interception, attack or other disruptive problems. Additionally, some of our products include capabilities to support AI which may further increase our products susceptibility or perceived susceptibility of security risks.

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

The 2018 California Consumer Privacy Act and California Privacy Rights Act of 2020 provide individuals similar rights with respect to the processing of their personal data. Multiple states in the U.S. have enacted such privacy laws, and data privacy laws are scheduled to become effective in several others in 2026.

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

We regularly maintain domestic cash deposits in the Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to widespread demands for customer withdrawals and liquidity constraints that may result in market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (“SVB”), Signature Bank Corp. and Silvergate Capital Corp. each failed and were taken into receivership by the FDIC. At that time, we maintained deposits amounting to approximately 85% of our total cash at SVB. While we were able to regain full access to our deposits with SVB and have taken steps to diversify our banking relationships since then, our loan agreement with SVB currently requires us to hold 75% of our US cash balances at SVB. Consequently, any future failure of that bank could simultaneously prevent access to both a substantial portion of our cash holdings and to our credit line for funds needed to meet our working capital requirements and other financial commitments. Our cash balances are concentrated at a small number of financial institutions. In addition, macroeconomic conditions have caused turmoil in the banking sector in the past and may do so again in the future. A failure to timely access our cash on deposit with SVB or other banks could require the scaling back of our operations and production, negatively affect our credit, and prevent us from fulfilling contractual obligations. Moreover, there can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis, and such uninsured deposits may ultimately be lost. In addition, if any of the parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

The terms of our amended and restated credit facility may restrict our financial and operational flexibility and, in certain cases, our ability to operate.

The terms of our amended and restated credit facility restrict, among other things, our ability to incur liens or indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain transactions with our affiliates. Further, we are currently and may in the future be required to maintain specified financial ratios, including pursuant to a minimum interest coverage ratio, and to satisfy a minimum liquidity test. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to our amended credit facility, we have pledged substantially all of our assets to our senior lender, SVB. In addition, our loan agreement with SVB currently requires us to hold 75% of our US cash balances at SVB, which may limit our ability to manage our cash holdings effectively.

Risks Related to International Operations

Rising concern regarding international tariffs could materially and adversely affect our business and results of operations.

The current political landscape has introduced significant uncertainty with respect to future trade regulations and existing international trade agreements, as shown by the new or increased tariffs imposed by the U.S. on many countries.

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

Certain states and countries have passed regulations relating to chemical substances in electronic products and requiring electronic products to use environmentally friendly components. For example, the European Union has the Waste Electrical and Electronic Equipment Directive, the Restrictions of Hazardous Substances Directive, and the Regulation on Registration, Evaluation, Authorization and Restriction of Chemicals. In the future, China and other countries including the U.S. may adopt further environmental compliance programs. In order to comply with these regulations, we may need to redesign our products to use different components, which may be more expensive, if they are available at all. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which could have a material adverse effect on our revenues and profitability.

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

We may become subject to increased scrutiny and evolving expectations from investors, customers, lawmakers, regulators, and other stakeholders on environmental, social and governance (“ESG”) practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, forced labor, racial justice, and workplace conduct. Regulators have imposed in the past, and may impose in the future, ESG-related rules and guidance, which may conflict with one another and impose additional costs on us or expose us to new or additional risks. Moreover, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG-related matters, and unfavorable ratings of us or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries. As a smaller company, we may not have resources to meet the evolving ESG-related expectations of the investment community.

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. In an effort to combat inflation, a number of central banks around the world, including the U.S., raised interest rates and may raise them in the future. Higher interest rates may hinder the economic growth in markets where we do business, and has and may continue to have negative impacts on the global economy. High interest rates may lead customers to decrease or delay spending on products and projects, including on products that we sell, which may have a material adverse effect on our business, financial condition and results of operations. In addition, higher interest rates impact the amount of interest we pay for our debt obligations and leases and continue and sustained increases in interest rates could negatively impact our financing costs or cash flow.

If we fail to maintain effective internal controls, we may conclude that our internal control over financial reporting is not effective, which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

We have previously identified and remediated a material weakness in our internal control over financial reporting. If we fail to maintain effective internal controls, we may conclude that our internal control over financial reporting is not effective, which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls.

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2024, during fiscal 2023, management identified a material weakness related to the design and implementation of information technology general controls related to the Company’s information systems that are relevant to the preparation of consolidated financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We implemented a number of measures that effectively remediated the previously disclosed material weakness and concluded as of June 30, 2025 that our internal control over financial report was effective. However, we cannot provide assurances that a new material weakness will not occur in the future. If we, or our independent registered public accounting firm identify one or more additional material weaknesses, or, if we are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. Additionally, if any such material weakness is not remediated effectively or in a timely manner, we could be impacted by a material misstatement of our annual or interim financial statements that was not prevented or detected on a timely basis, which could have a negative effect on our results of operations and/or the trading price of our securities.

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

We have experienced, and expect to continue to experience, significant fluctuations in net revenue, expenses and operating results from quarter to quarter. We therefore believe that quarter to quarter comparisons of our operating results are not a good indication of our future performance, and investors should not rely on them to predict our future operating or financial performance or the future performance of the market price of our common stock. A high percentage of our operating expenses are relatively fixed and are based on our forecast of future revenue. If we were to experience an unexpected reduction in net revenue in a quarter, we would likely be unable to adjust our short-term expenditures significantly. If this were to occur, our operating results for that fiscal quarter would be harmed. In addition, if our operating results in future fiscal quarters were to fall below the expectations of equity analysts and investors, the market price of our common stock would likely fall.

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

While the Board reviews and oversees the Company’s information security efforts, our Director of IT, under the oversight of our executive officers, is responsible for the day-to-day management of cybersecurity risk and the design and implementation of policies, processes and procedures to identify and mitigate this risk. Our Director of IT, in coordination with the executive officers, is responsible for assessing and managing material risks from cybersecurity threats, as well as managing and responding to material cybersecurity incidents if any occur. Our Director of IT has over 28 years of experience in various information technology roles, which includes over 10 years of management of cybersecurity matters.

Our Director of IT provides weekly briefings to the Chief Financial Officer, General Counsel and other members of our cross-functional incident response team. The weekly briefings are focused on our cybersecurity risks and activities, including cybersecurity incidents and responses, cybersecurity systems testing, third-party activities and related topics. In the event that threats and incidents are identified as potentially significant, the Chief Financial Officer and General Counsel promptly report to our Board.

ITEM 2.	PROPERTIES

The following table presents details regarding our leased facilities:

Locations	Primary Use	Approximate Square Footage
Irvine, California, U.S.A.	Corporate headquarters; sales and marketing, research and development, operations and administration	12,000
Plymouth, Minnesota, U.S.A.	Operations; warehouse and administration	66,000
Vancouver, British Columbia, Canada	Engineering, operations and marketing	8,500
Hyderabad, India	Engineering and design	18,000
Taipei City, Taiwan	Engineering, sales and marketing	5,500

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

Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “LTRX.” The number of holders of record of our common stock as of August 22, 2025 was approximately 24.

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

We did not repurchase any shares of our common stock during fiscal 2025.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (this “Report”). This discussion and analysis contains forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” included in Part I, Item 1A of this Report. Please also see “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Report.

Overview

Lantronix Inc. (Nasdaq: LTRX) is a global leader in Edge AI and Industrial IoT solutions, delivering intelligent computing, secure connectivity, and remote management for mission-critical applications. Serving high-growth markets, including smart cities, enterprise IT, and commercial and defense unmanned systems, we enable customers to optimize operations and accelerate digital transformation. Our comprehensive portfolio of hardware, software, and services powers applications from secure video surveillance and intelligent utility infrastructure to resilient out-of-band network management. By bringing intelligence to the network edge, we help organizations achieve efficiency, security, and a competitive edge in today’s AI-driven world.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; EMEA; and APJ.

References to “fiscal 2025” refer to the fiscal year ended June 30, 2025 and references to “fiscal 2024” refer to the fiscal year ended June 30, 2024.

Products and Solutions

We organize our portfolio services and products into the following product lines: Embedded IoT Solutions, IoT Systems Solutions, and Software and Engineering Services. Refer to “Products and Solutions” included in Part I, Item 1 of this Report, which is incorporated herein by reference, for further discussion.

Recent Developments

Acquisition

In December 2024, we finalized the acquisition of Netcomm Wireless Pty Ltd (“Netcomm”), a subsidiary of DZS Inc., for $6,458,000 in cash. Netcomm operated an enterprise IoT business. The acquisition complements our focus on Enterprise and Smart City vertical markets and adds products to enhance our connectivity solutions in areas such as critical infrastructure, asset monitoring and telecommunications.

Refer to Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which is incorporated herein by reference, for additional discussion regarding the acquisition.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to revenue recognition, sales returns and allowances, inventory valuation, valuation of deferred income taxes, valuation of goodwill and long-lived and intangible assets. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

From time to time, we may enter into contracts with customers that include promises to transfer multiple performance obligations that may include sales of products, professional engineering services and other product qualification or certification services. Determining whether the promises in these arrangements are considered distinct performance obligations, that should be accounted for separately versus together, often requires judgment. We consider performance obligations to be distinct when the customer can benefit from the promised good or service on its own or by combining it with other resources readily available and when the promised good or service is separately identifiable from other promised goods or services in the contract. In these arrangements, we allocate revenue on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation. Additionally, estimating standalone selling prices for separate performance obligations within a contract may require significant judgment and consideration of various factors including market conditions, items contemplated during negotiation of customer arrangements and internally developed pricing models. Changes to performance obligations that we identify, or the estimated selling prices pertaining to a contract, could materially impact the amounts of earned and unearned revenue that we record.

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

Goodwill Impairment Testing

We evaluate goodwill for impairment on an annual basis on May 31, or more frequently if we believe indicators of impairment exist that would more likely than not reduce the fair value of our single reporting unit below its carrying amount.

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

We performed our annual goodwill impairment test as of May 31, 2025, using a quantitative assessment for our single reporting unit. The fair value of the reporting unit was estimated using a combination of the income approach (discounted cash flow method) and the market approach (guideline public companies and guideline transactions methods). Key assumptions included revenue growth, EBITDA margins, a long-term growth rate, and a discount rate. These assumptions reflect management’s best estimates of future financial performance, current market conditions, and a market participant perspective. The results of the impairment test indicated that the estimated fair value exceeded the carrying amount by approximately 9%. No impairment of goodwill was recognized for the year ended June 30, 2025.

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

Results of Operations - Fiscal Years Ended June 30, 2025 and 2024

Summary

For fiscal 2025, our net revenue decreased by $37,404,000, or 23.3%, compared to fiscal 2024. The decrease in net revenue was driven by a 34.2% decrease in net revenue in our IoT System Solutions product line, as well as decreases in net revenue in our Embedded IoT Solutions product line of 1.2% and our Software and Services product line of 12.5%. We had a net loss of $11,373,000 for fiscal 2025, compared to a net loss of $4,516,000 for fiscal 2024. The increase in net loss was primarily driven by the decrease in revenues partially offset by a reduction in operating expenses of $4,516,000 for fiscal 2025 compared to fiscal 2024.

Net Revenue

The following tables present our net revenue by product lines and by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$46,380	37.7%	$46,953	29.3%	$(573)	(1.2%	)
IoT System Solutions	68,735	55.9%	104,450	65.1%	(35,715)	(34.2%	)
Software & Services	7,808	6.4%	8,924	5.6%	(1,116)	(12.5%	)
	$122,923	100.0%	$160,327	100.0%	$(37,404)	(23.3%	)

	Years Ended June 30,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Americas	$70,126	57.0%	$78,203	48.8%	$(8,077)	(10.3%	)
EMEA	30,898	25.1%	64,025	39.9%	(33,127)	(51.7%	)
APJ	21,899	17.9%	18,099	11.3%	3,800	21.0%
	$122,923	100.0%	$160,327	100.0%	$(37,404)	(23.3%	)

Embedded IoT Solutions

Net revenue decreased primarily due to lower unit sales in some of our legacy embedded ethernet connectivity products across all regions and lower volume sales of our network interface cards in the Americas and APJ regions. These decreases were largely offset by higher unit sales of our embedded compute product line driven by a video conferencing customer in the APJ region.

IoT System Solutions

The decrease in net revenue was substantially driven by our custom solution to our European smart energy grid customer. In fiscal 2024, this customer represented just over 25% of our net revenue. By comparison, in fiscal 2025, we recognized approximately $11 million from this customer in the first half of the year. Separately, compared to the prior year, we experienced (i) decreased unit sales of our network switches in the Americas region, and (ii) decreased unit sales of our OOB products across all regions, as revenues from these products can be dependent on project-based capital spending. These decreases were partially offset by higher unit sales of (i) our gateways, routers, and modems products, which was largely driven by contributions from our Netcomm acquisition, and (ii) our telematic gateways in the Americas region.

Software & Services

Net revenue decreased primarily due to lower engineering services revenue in the EMEA region as two of our large design services projects transitioned in the prior year from the design phase to full production. We also saw a moderate decrease in our extended warranty services in the Americas region, primarily related to lower service volumes in our OOB products.

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

The following table presents our gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$51,699	42.1%	$64,354	40.1%	$(12,655)	(19.7%	)

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

The following table presents our selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$20,387		$21,316		$(929)	(4.4%	)
Professional fees and outside services	4,878		5,037		(159)	(3.2%	)
Advertising and marketing	2,239		2,346		(107)	(4.6%	)
Facilities and insurance	1,794		2,754		(960)	(34.9%	)
Share-based compensation	4,424		6,248		(1,824)	(29.2%	)
Depreciation	1,360		1,393		(33)	(2.4%	)
Other	1,164		1,112		52	4.7%
Selling, general and administrative	$36,246	29.5%	$40,206	25.1%	$(3,960)	(9.8%	)

Selling, general and administrative expenses decreased primarily due to (i) reduced share-based compensation costs based on the value of new and outstanding awards, (ii) lower spending on various sales conferences, IT infrastructure and related facilities costs, and (iii) lower personnel-related expenses resulting from less variable compensation and restructuring activities during the current fiscal year.

Research and Development

Research and development expenses consists of personnel-related expenses, share-based compensation, and expenditures to third-party vendors for research and development activities and product certification costs. Our costs from period-to-period related to outside services and product certifications vary depending on our level and timing of development activities.

The following table presents our research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$12,164		$14,022		$(1,858)	(13.3%	)
Facilities	2,597		2,523		74	2.9%
Outside services	636		505		131	25.9%
Product certifications	499		462		37	8.0%
Share-based compensation	1,522		1,852		(330)	(17.8%	)
Other	1,179		918		261	28.4%
Research and development	$18,597	15.1%	$20,282	12.7%	$(1,685)	(8.3%	)

Research and development expenses decreased primarily due to (i) lower personnel-related expenses in our engineering groups resulting from restructuring activities during the current fiscal year and (ii) reduced share-based compensation costs based on the value of new and outstanding awards. These decreases were partially offset by (i) higher facilities-related equipment and software costs, (ii) increased costs for third party contract labor, which are included in the “outside services” category in the table above, and (iii) increased spending on certain prototype and materials costs, which are included in the “other” category in the table above.

Restructuring, Severance and Related Charges

During fiscal 2025 and 2024, we incurred restructuring, severance and related charges of $3,535,000 and $1,423,000, respectively, due to various headcount reduction efforts during these years. The most significant of these actions occurred in January 2025, in which we reduced our headcount by approximately 12% worldwide, primarily in the U.S. and India. The severance and related charges resulting from this action totaled approximately $1,400,000.

In addition, during fiscal 2025 we downsized the usage of certain sites, resulting in a charge of approximately $379,000, which is included in the total restructuring charges above.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and efficiencies related to our business.

Acquisition-Related Costs

During fiscal 2025 we incurred approximately $371,000 of costs primarily in connection with the acquisition of Netcomm. These costs were mainly comprised of banking, legal and other professional fees.

Amortization of Intangible Assets

We acquired certain intangible assets through our recent acquisitions, which we recorded at fair-value as of the acquisition dates. These assets are generally amortized on a straight-line basis over their estimated useful lives and resulted in charges of $3,951,000 and $5,314,000 during fiscal 2025 and 2024, respectively.

Interest Expense, Net

For fiscal 2025 and 2024, we incurred net interest expense from interest incurred on borrowings on our credit facilities. We also earn interest on our domestic cash balances.

Other Income (Expense), Net

Other income (expense), net, is comprised primarily of foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

Provision for Income Taxes

The following table presents our provision for income taxes:

	Years Ended June 30,
		% of Net			% of Net	Change
	2025	Revenue		2024	Revenue	$	%
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(239)	(0.2%	)	$745	0.5%	$(984)	(132.1%	)

The following table presents our effective tax rate based upon our provision for income taxes:

	Years Ended June 30,
	2025	2024
Effective tax rate	2.1%	(19.8%	)

We utilize the liability method of accounting for income taxes. The differences between our effective tax rate and the federal statutory rate in fiscal 2025 and 2024 were also impacted by the effect of our domestic losses recorded without a tax benefit, as well as the effect of certain state and foreign earnings taxed at rates differing from the federal statutory rate. Additionally, in fiscal 2025, we reversed a portion of our liability for uncertain tax positions as a result of the dissolution of one of our foreign subsidiaries.

We record net deferred tax assets to the extent we believe these assets are more likely than not to be realized. Aside from a net deferred tax liability of $172,000 and $179,000 that we recorded as of June 30, 2025 and 2024, respectively, based on our cumulative losses and uncertainty of generating future taxable income, we provided a full valuation allowance against our net deferred tax assets at June 30, 2025 and 2024. Refer to Note 8 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report, for additional information.

Liquidity and Capital Resources

Liquidity

The following table presents our working capital and cash and cash equivalents:

	June 30,
	2025	2024	Change
	(In thousands)
Working capital	$46,971	$58,794	$(11,823)
Cash and cash equivalents	$20,098	$26,237	$(6,139)

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under our existing bank borrowing agreement, and cash generated from operations. We are subject to a variable amount of interest on the principal balance of our borrowings and could be adversely impacted by rising interest rates in the future. We believe that our current cash holdings, net cash provided by operating activities, and expected availability under our bank borrowing agreement will be sufficient to fund our material requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months and beyond.

We continue to monitor our existing banking relationships and the availability of potential alternate sources of credit based on market conditions and our ongoing capital requirements. There can be no guarantee that we would be able to obtain any needed alternate financing on acceptable terms, or at all, or that such a financing would not result in a default under the current borrowing agreement. Refer to Note 5 of Notes to Consolidated Financial Statements, including in Part II, Item 8 of this Report, for additional information. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

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

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,
	2025	2024	Decrease
	(In thousands)
Net cash provided by operating activities	$7,285	$18,623	$(11,338)
Net cash used in investing activities	(6,963)	(1,479)	$(5,484)
Net cash used in financing activities	(6,461)	(4,359)	$(2,102)

Operating Activities

Cash provided by operating activities during fiscal 2025 decreased compared to fiscal 2024. Cash from operations increased in the prior fiscal year due to (i) reduction of our inventories and higher net revenues and (ii) the receipt of customer deposits. In the current fiscal year, we made payments against previously accrued variable compensation balances, as discussed further below. For fiscal 2025, our net loss included $12,306,000 of non-cash charges, while the changes in operating assets and liabilities provided net cash of $6,352,000.

Accounts receivable decreased by $6,187,000, or 19.8%, from June 30, 2024 to June 30, 2025. The decrease was primarily due to lower net revenue levels in the current fiscal year, as well as the timing of payments from certain customers.

Accounts payable increased by $2,912,000, or 28.1%, from June 30, 2024 to June 30, 2025 primarily due to the timing of inventory receipts and payments made to our vendors.

Accrued payroll and related expenses decreased by $2,365,000 or 40.5% from June 30, 2024 to June 30, 2025. The decrease was primarily due to accrued variable compensation paid out during the current fiscal year.

Investing Activities

Net cash used in investing activities for fiscal 2025 consisted primarily of the acquisition of Netcomm, which used cash of $6,458,000. We also paid for property and equipment totaling $505,000, primarily for tooling at our contract manufacturers as well as certain research and development projects.

Net cash used in investing activities for fiscal 2024 consisted of purchases of equipment amounting to $1,479,000, primarily for research and development and certain business analysis tools.

Financing Activities

Net cash used in financing activities during fiscal 2025 resulted primarily from principal payments of $4,512,000 on our term debt, as well as tax withholdings paid on behalf of employees for restricted shares of $2,093,000.

Net cash used in financing activities during fiscal 2024 resulted primarily from $2,853,000 of principal payments on our term debt as well as $1,027,000 tax withholdings paid on behalf of employees for restricted shares. Additionally, we used cash of $1,262,000 to pay the contingent consideration earned related to the Uplogix acquisition.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2025.

Baker Tilly US, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has provided an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Portions of our definitive Proxy Statement on Schedule 14A relating to our 2025 annual meeting of stockholders (“Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report, as indicated below.

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

The other information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements

The following consolidated financial statements and related Report of Independent Registered Public Accounting Firm are filed as part of this Report.

2.  Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	8/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8–K	3.2	11/15/2012

4.1	Description of Lantronix Common Stock		10-K	4.1	9/11/2019

10.1*	Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan, as Amended on November 14, 2017		8-K	99.1	11/15/2017

10.2*	Form of Stock Option Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.3	5/9/2013

10.3*	Form of Restricted Stock Award Agreement under the Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan		S-8	4.4	5/9/2013

10.4*	Lantronix, Inc. 2020 Performance Incentive Plan, as amended and restated		8-K	10.1	11/6/2024

10.5*	Form of Director Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.7	8/27/2021

10.6*	Form of Director Restricted Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.9	8/27/2021

10.7*	Form of Nonqualified Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.10	8/27/2021

10.8*	Form of Incentive Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.11	8/27/2021

10.9*	Form of Fiscal 2025 Restricted Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.35	9/9/2024

10.10*	Form of Fiscal 2025 Performance Stock Unit Award Agreement (Financial Measure) under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.36	9/9/2024

10.11*	Form of Fiscal 2025 Performance Stock Unit Award Agreement (Relative TSR) under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.37	9/9/2024

10.12*	Form of Fiscal 2026 Restricted Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan	X

10.13*	Form of Fiscal 2026 Performance Stock Unit Award Agreement (Financial Measure) under the Lantronix, Inc. 2020 Performance Incentive Plan	X

10.14*	Form of Fiscal 2026 Performance Stock Unit Award Agreement (Relative TSR) under the Lantronix, Inc. 2020 Performance Incentive Plan	X

10.15*	Form of Inducement Restricted Stock Unit Agreement		S-8	4.1	6/5/2024

10.16*	Form of Inducement Performance Stock Unit Agreement (Relative TSR)		S-8	4.2	6/5/2024

10.17*	Form of Inducement Performance Stock Unit Agreement (Financial Measure)		S-8	4.3	6/5/2024

10.18*	Lantronix, Inc. 2013 Employee Stock Purchase Plan, as amended and restated		8-K	10.2	11/9/2022

10.19*	Intrinsyc Technologies Corporation Amended and Restated Incentive Stock Option Plan		10-Q	10.1	5/15/2020

10.20*	Intrinsyc Technologies Corporation Restricted Share Unit Plan		10-Q	10.2	5/15/2020

10.21*	2020 Non-Employee Director Compensation Policy		10-Q	10.1	11/12/2021

10.22*	Non-Employee Director Compensation Policy, as revised August 8, 2022 to be effective November 8, 2022		10-K	10.32	8/29/2022

10.23*	Form of Indemnification Agreement entered into between Lantronix, Inc. with its directors and certain of its executive officers		8-K	10.2	6/20/2016

10.24*	Summary of Lantronix, Inc. Annual Bonus Program		8-K	99.1	9/8/2015

10.25*	Form of Executive Officer Retention Letter Agreement		8-K	10.1	7/5/2023

10.26*	Offer Letter dated January 4, 2020, between Lantronix, Inc. and Roger Holliday		10-K	10.22	9/11/2020

10.27*	Offer Letter dated December 12, 2022 between Lantronix, Inc. and Eric Bass		10-K	10.42	9/12/2023

10.28*	Employment agreement dated October 31, 2023 between Lantronix, Inc. and Saleel Awsare		8-K	10.1	11/6/2023

10.29*	Letter Agreement dated September 14, 2024 between Lantronix, Inc. and Brent Stringham		8-K	10.1	9/16/2024

10.30*	Amendment to Letter Agreement, dated as of January 6, 2025, between Brent Stringham and Lantronix, Inc.		8-K	10.1	1/10/2025

10.31*	Offer Letter dated February 23, 2024 between Lantronix, Inc. and Kurt Hoff	8-K	10.1	4/3/2025

10.32*	Offer Letter dated April 2, 2024 between Lantronix, Inc. and Mathi Gurusamy	8-K	10.2	4/3/2025

10.33	Lease dated November 5, 2021 between Lantronix, Inc. and Discovery Business Center LLC	8-K	10.1	11/8/2021

10.34	Lease dated January 20, 2022 between Lantronix, Inc. and Jet 55 Property Owner LLC	8-K	10.1	1/26/2022

10.35	Mezzanine Loan and Security Agreement, dated August 2, 2021, by and between Lantronix, Inc. and SVB Innovation Credit Fund VIII, L.P.	8-K	10.2	8/2/2021

10.36	Warrant to Purchase Common Stock issued to SVB Innovation Credit Fund VIII, L.P.	10-Q	10.2	11/12/2021

10.37	Warrant to Purchase Common Stock issued to Innovation Credit Fund VIII-A, L.P.	10-K	10.34	8/29/2022

10.38	Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated August 2, 2021, by and between Lantronix, Inc., Lantronix Holding Company, Lantronix Canada ULC and Lantronix Technologies Canada (Taiwan) Ltd. and Transition Networks, Inc.	8-K	10.1	8/2/2021

10.39	First Amendment to Third Amended and Restated Loan Security Agreement dated February 15, 2022, among Lantronix, Inc., Lantronix Holding Company, Lantronix Canada, ULC and Lantronix Technologies Canada (Taiwan) Ltd. and Transition Networks, Inc.	10-Q	10.3	2/11/2022

10.40	Second Amendment to Third Amended and Restated Loan Security Agreement dated February 15, 2022, among Lantronix, Inc., Lantronix Holding Company, Lantronix Canada, ULC and Lantronix Technologies Canada (Taiwan) Ltd. and Transition Networks, Inc.	8-K	10.1	2/16/2022

10.41	Third Amendment to Third Amended and Restated Loan and Security Agreement dated September 7, 2022 among Lantronix, Inc., Lantronix Holding Company, Lantronix Canada ULC and Lantronix Canada (Taiwan) Ltd., Transition Networks, Inc. and Silicon Valley Bank	8-K	10.1	9/12/2022

10.42	Fourth Amendment to Third Amended and Restated Loan and Security Agreement dated September 3, 2024 among Lantronix, Inc., Lantronix Holding Company, Lantronix Canada, ULC and Lantronix Technologies Canada (Taiwan) Ltd., Transition Networks, Inc., Uplogix, Inc. and Silicon Valley Bank	10-K	10.42	9/9/2024

10.43	Fourth Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated August 15, 2025, by and between Lantronix, Inc., Lantronix Holding Company, Lantronix Canada, ULC, Lantronix Technologies Canada (Taiwan) Ltd., Transition Networks, Inc., and Uplogix, Inc.		8-K	10.1	8/21/2025

10.44	Letter Agreement dated April 3, 2023, by and between Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bank, N.A. (as successor to Silicon Valley Bank), Lantronix, Inc., Lantronix Holding Company, Lantronix Technologies Canada (Taiwan) Ltd., Lantronix Canada ULC, Transition Networks, Inc. and Uplogix, Inc.		8-K	10.1	4/6/2023

10.45	Cooperation Agreement, dated August 9, 2024, between Lantronix, Inc. and 180 Degree Capital Corp.		8-K	10.1	8/12/2024

10.46	Cooperation Agreement dated June 24, 2025, by and among Lantronix, Inc. and Chain of Lakes Investment Fund, LLC, Haluk L. Bayraktar and Emre Aciksoz		8-K	10.1	6/30/2025

19.1	Lantronix, Inc. Insider Trading Policy	X

21.1+	Subsidiaries of Lantronix, Inc.	X

23.1+	Consent of Independent Registered Public Accounting Firm, Baker Tilly US, LLP	X

24.1+	Power of Attorney (included on the signature page)	X

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1++	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1*	Lantronix, Inc. Policy Regarding the Recoupment of Certain Compensation Payments	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

__________

*	Indicates management contract or compensatory plan, contract or arrangement.
+	Filed herewith
++	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTRONIX, INC.

	By:	/s/ SALEEL AWSARE
Saleel Awsare
President and Chief Executive Officer
Date: August 29, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Saleel Awsare and Brent Stringham, acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ SALEEL AWSARE	President, Chief Executive Officer and Director	August 29, 2025
Saleel Awsare	(Principal Executive Officer)

/s/ BRENT STRINGHAM	Chief Financial Officer	August 29, 2025
Brent Stringham	(Principal Financial and Accounting Officer)

/s/ HOSHI PRINTER	Director, Chairman of the Board	August 29, 2025
Hoshi Printer

/s/ JAMES AUKER	Director	August 29, 2025
James Auker

/s/ Sailesh Chittipeddi	Director	August 29, 2025
Sailesh Chittipeddi

/s/ Narbeh Derhacobian	Director	August 29, 2025
Narbeh Derhacobian

/s/ Kevin Palatnik	Director	August 29, 2025
Kevin Palatnik

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Lantronix, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. (the “Company”) as of June 30, 2025 and 2004, the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such ’ necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

INVENTORIES – EXCESS AND OBSOLETE RESERVE

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value and the Company’s consolidated inventories balance was approximately $26.3 million at June 30, 2025, net of reserves. The Company excess and obsolete inventories is based on an estimate of the future sales demand for their products within a specified time horizon, which is generally 12 to 24 months. In addition, specific reserve estimates are recorded to cover risks for end-of-life products, inventory located at their contract manufacturers and warranty replacement stock.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

-	Obtaining an understanding, evaluating the design and testing the effectiveness of controls relating to the controls over the determination of the lower of cost or net realizable value for excess and obsolete inventories.
-	Testing the completeness and accuracy of the underlying data used in management’s reserve calculation.
-	Evaluating the reasonableness of management’s assumptions relating to future demand of products by performing a retrospective review of the prior year assumptions to actual activity.
-	Evaluating the appropriateness and consistency of management’s methods and assumptions used in developing estimates around forecasted sales and expected stock rotation privileges.

ACQUISTION OF NETCOMM – VALUATION OF CUSTOMER RELATIONSHIPS

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, on December 23, 2024, the Company completed the acquisition of Netcomm Wireless Pty Ltd (NetComm) for total consideration transferred of $6,458,000. The Company accounted for the NetComm acquisition as a business combination and, accordingly, allocated the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. Of the identifiable intangible assets acquired, $1,587,600 was allocated to customer relationships. The excess of the purchase consideration over the fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill.

We identified an input into the fair value determination of the customer relationships for the business combination as a critical audit matter due to the significant judgment required in estimating base revenue of the acquired entity. There was a high degree of auditor judgment, effort and subjectivity in applying audit procedures in evaluating the significant assumption relating to the forecasted base revenue.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

-	Obtaining an understanding, evaluating the design and testing the effectiveness of controls relating to the acquisition accounting, specifically controls over management’s base revenue assumption used in the valuation of customer relationships.
-	When assessing the reasonableness of assumption related to forecasted base revenue, we evaluated whether the assumption used was appropriate from a market participant’s standpoint. This included evaluation against industry forecasts and the current performance of the NetComm business.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2011.

Chicago, Illinois

August 29, 2025

LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30,	June 30,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$20,098	$26,237
Accounts receivable, net	25,092	31,279
Inventories, net	26,371	27,698
Contract manufacturers' receivable	3,071	1,401
Prepaid expenses and other current assets	2,761	2,335
Total current assets	77,393	88,950

Property and equipment, net	2,456	4,016
Goodwill	31,089	27,824
Intangible assets, net	3,738	5,251
Lease right-of-use assets	8,422	9,567
Other assets	624	600
Total assets	$123,722	$136,208

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable	$13,259	$10,347
Accrued payroll and related expenses	3,471	5,836
Current portion of long-term debt, net	3,070	3,002
Other current liabilities	10,622	10,971
Total current liabilities	30,422	30,156
Long-term debt, net	8,684	13,219
Other non-current liabilities	10,238	11,478
Total liabilities	49,344	54,853

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized; 39,102,563 and 37,872,883 shares issued and outstanding at June 30, 2025 and 2024, respectively	4	4
Additional paid-in capital	308,397	304,001
Accumulated deficit	(234,394)	(223,021)
Accumulated other comprehensive income	371	371
Total stockholders' equity	74,378	81,355
Total liabilities and stockholders' equity	$123,722	$136,208

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2025	2024
Net revenue	$122,923	$160,327
Cost of revenue	71,224	95,973
Gross profit	51,699	64,354
Operating expenses:
Selling, general and administrative	36,246	40,206
Research and development	18,597	20,282
Restructuring, severance and related charges	3,535	1,423
Acquisition-related costs	371	–
Fair value remeasurement of earnout consideration	–	(9)
Amortization of intangible assets	3,951	5,314
Total operating expenses	62,700	67,216
Loss from operations	(11,001)	(2,862)
Interest expense, net	(511)	(916)
Other income (expense), net	(100)	7
Loss before income taxes	(11,612)	(3,771)
Provision for (benefit from) income taxes	(239)	745
Net loss and comprehensive loss	$(11,373)	$(4,516)

Net loss per share - basic and diluted	$(0.29)	$(0.12)

Weighted-average common shares - basic and diluted	38,613	37,386

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2023	36,875	$4	$295,686	$(218,505)	$371	$77,556
Shares issued pursuant to stock awards, net	997	–	1,005	–	–	1,005
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,027)	–	–	(1,027)
Share-based compensation	–	–	8,337	–	–	8,337
Net loss	–	–	–	(4,516)	–	(4,516)
Balance at June 30, 2024	37,872	$4	$304,001	$(223,021)	$371	$81,355
Shares issued pursuant to stock awards, net	1,230	–	357	–	–	357
Tax withholding paid on behalf of employees for restricted shares	–	–	(2,093)	–	–	(2,093)
Share-based compensation	–	–	6,132	–	–	6,132
Net loss	–	–	–	(11,373)	–	(11,373)
Balance at June 30, 2025	39,102	$4	$308,397	$(234,394)	$371	$74,378

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2025	2024
Operating activities
Net loss	$(11,373)	$(4,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	6,132	8,337
Amortization of intangible assets	3,951	5,314
Depreciation and amortization	2,084	2,163
Amortization of manufacturing profit in acquired inventory associated with acquisitions	88	822
Loss on disposal of property and equipment	6	3
Amortization of deferred debt issuance costs	45	110
Fair value remeasurement of earnout consideration	–	(9)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	6,187	(3,597)
Inventories, net	2,036	21,216
Contract manufacturers' receivable	(1,670)	1,618
Prepaid expenses and other current assets	(426)	327
Lease right-of-use assets	2,172	2,016
Other assets	(24)	(128)
Accounts payable	2,886	(2,128)
Accrued payroll and related expenses	(2,406)	3,405
Other liabilities	(2,403)	(16,330)
Net cash provided by operating activities	7,285	18,623

Investing activities
Purchases of property and equipment	(505)	(1,479)
Cash payment for acquisitions, net of cash and cash equivalents acquired	(6,458)	–
Net cash used in investing activities	(6,963)	(1,479)

Financing activities
Net proceeds from issuances of common stock	357	1,005
Tax withholding paid on behalf of employees for restricted shares	(2,093)	(1,027)
Earnout consideration paid	–	(1,262)
Payment of borrowings on term loan	(4,512)	(2,853)
Payment of lease liabilities	(213)	(222)
Net cash used in financing activities	(6,461)	(4,359)

Increase (decrease) in cash and cash equivalents	(6,139)	12,785
Cash and cash equivalents at beginning of year	26,237	13,452
Cash and cash equivalents at end of year	$20,098	$26,237

Supplemental disclosure of cash flow information
Interest paid	$1,325	$1,915
Income taxes paid	$636	$631

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

1.	Company and Significant Accounting Policies

Company

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global leader in Edge AI and Industrial IoT solutions, delivering intelligent computing, secure connectivity, and remote management for mission-critical applications. Serving high-growth markets, including smart cities, enterprise IT, and commercial and defense unmanned systems, we enable customers to optimize operations and accelerate digital transformation. Our comprehensive portfolio of hardware, software, and services powers applications from secure video surveillance and intelligent utility infrastructure to resilient out-of-band network management. By bringing intelligence to the network edge, we help organizations achieve efficiency, security, and a competitive edge in today’s AI-driven world.

We were incorporated in California in 1989 and re-incorporated in Delaware in 2000.

Basis of Presentation

The consolidated financial statements include the accounts of Lantronix and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The industry in which we operate is characterized by rapid technological change. As a result, estimates made in preparing the consolidated financial statements include revenue recognition, the allowance for doubtful accounts, business combinations, inventory valuation, goodwill valuation, deferred income tax asset valuation allowances, restructuring charges and warranty reserves. To the extent there are material differences between our estimates and actual results, future results of operations will be affected.

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

During the fiscal years ended June 30, 2025 and 2024 we did not have any assets or liabilities that were measured at fair value on a recurring basis. As of June 30, 2025 we do not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2025 and 2024. We did not have any other comprehensive income or losses during the fiscal years ended June 30, 2025 or 2024.

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

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets acquired. We evaluate goodwill for impairment on an annual basis as of May 31, or more frequently if we believe indicators of impairment exist that would more likely than not reduce the fair value of our single reporting unit below its carrying amount. We begin by assessing qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Based on that qualitative assessment, if we conclude that it is more likely than not that the fair value of our single reporting unit is less than its carrying value, we conduct a quantitative goodwill impairment test, which involves comparing the estimated fair value of our single reporting unit with its carrying value, including goodwill. We estimate the fair value of our single reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, we recognize an impairment loss for the difference.

We performed our annual goodwill impairment test as of May 31, 2025, using a quantitative assessment for our single reporting unit. The fair value of the reporting unit was estimated using a combination of the income approach (discounted cash flow method) and the market approach (guideline public companies and guideline transactions methods). Key assumptions included revenue growth, EBITDA margins, a long-term growth rate, and a discount rate. These assumptions reflect management’s best estimates of future financial performance, current market conditions, and a market participant perspective. The results of the impairment test indicated that the estimated fair value exceeded the carrying amount and therefore no impairment of goodwill was recognized for the year ended June 30, 2025.

Intangible Assets

Included within “intangible assets, net” at June 30, 2025 are customer relationships, developed technology, trademarks and trade names, and other intangible assets acquired in connection with various business combinations. Such capitalized costs and intangible assets are being amortized over a period of one to fourteen years.

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

The fair value of our performance stock units is estimated as of the grant date based upon the expected achievement of the performance metrics specified in the grant and the closing market price of our common stock on the date of grant. To the extent a grant of performance stock units contains a market condition, the grant date fair value is estimated using a Monte Carlo simulation, which incorporates estimates of the potential outcomes of the market condition on the grant date fair value of each award.

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

Leases

We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluate whether the lease is an operating lease or a finance lease at the commencement date. We recognize right-of-use (“ROU”) assets and lease liabilities for operating and finance leases with terms greater than 12 months. ROU assets represent our right to use an asset for the lease term, while lease liabilities represent our obligation to make lease payments. To the extent a lease includes a renewal option, we include such options in the calculation of the ROU asset and lease liability if it is reasonably assured that we will exercise the option. Operating and finance lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. We do not separate lease and nonlease components of contracts. To determine the present value of lease payments, we use the implicit interest rate, if it is readily determinable or estimable. To the extent that we are unable to utilize an interest rate implicit in the lease, we generally use our collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Operating and finance lease ROU assets are recognized net of any lease prepayments and incentives. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense is recognized based on the effective-interest method over the lease term.

For leases that we acquire in acquisition transactions, we generally elect not to recognize assets or liabilities at the acquisition date for leases that, at the acquisition date, have a remaining lease term of 12 months or less.

Refer to Note 9 below for additional information regarding our leases.

Advertising Expenses

Advertising expenses are recorded in the period incurred and totaled $224,000 and $237,000 for the fiscal years ended June 30, 2025 and 2024, respectively. The costs are included in selling, general and administrative expenses in the consolidated statements of operations.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is our Chief Executive Officer, in deciding how to allocate resources and assess our financial and operational performance. Our CODM evaluates our financial information, such as revenue, gross profit and net income (loss), and resources, and assesses the performance of these resources on a consolidated and aggregated basis. As a result, we have determined that our business operates in a single operating segment: the development, marketing, and sale of industrial and enterprise IoT products and services.

Recent Accounting Pronouncements

Credit Losses

In July 2025, the Financial Accounting Standards Board (“FASB”) issued a final Accounting Standards Update (“ASU”) amending Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses, to allow all entities to elect a practical expedient when determining the expected credit losses on trade accounts receivable. The practical expedient allows companies to assume that the current conditions as of the balance sheet date will remain unchanged through the remaining life of the asset. The standard will be effective for Lantronix beginning with our interim financial statements for the fiscal year ending June 30, 2027. The impact of adopting this guidance is not expected to have a material effect on our consolidated financial statements.

Income Tax Disclosures

In December 2023, the FASB issued a final standard on improvements to income tax disclosures. The new standard requires disaggregated information about a company’s effective tax rate reconciliation and information on income taxes paid. The standard will be effective for Lantronix beginning with our annual financial statements for the fiscal year ending June 30, 2026. The impact of adopting this guidance is not expected to be material to our consolidated financial position and results of operations, since it requires only enhancements to existing income tax disclosures in the footnotes to our consolidated financial statements.

Segment Disclosures

In November 2023, the FASB issued an ASU requiring incremental disclosures related to a public company’s reportable segments. The new guidance was issued primarily to provide financial statement users with more disaggregated expense information about a company’s reportable segments. The guidance does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The guidance became effective for Lantronix on a retrospective basis beginning with our annual financial statements for the fiscal year ended June 30, 2025. The adoption of this guidance did not have a material effect on our consolidated financial statements.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, which will require disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including disclosure of amounts for (i) purchases of inventory, (ii) employee compensation, (iii) depreciation and (iv) intangible asset amortization, included in each relevant expense caption. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. The standard will be effective for our annual financial statements beginning in the fiscal year ending June 30, 2028. We are currently evaluating the impact of this accounting standard on our financial statement presentation and its related disclosures.

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

We prepay sales commissions related to certain of these contracts, which are incremental costs of obtaining the contract. We capitalize these costs and expense them ratably on a straight-line basis over the life of the contract. At June 30, 2025, prepaid sales commissions included in prepaid expenses and other current assets totaled $404,000 and included in other assets totaled $134,000. At June 30, 2024, prepaid sales commissions included in prepaid expenses and other current assets totaled $194,000 and included in other assets totaled $190,000.

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

The following tables present our net revenue by product line and by geographic region. We present net revenues by geographic region generally based on the “ship-to” location of our customers for product sales and the “bill-to” location for services:

	Years Ended June 30,
	2025	2024
	(In thousands)
Embedded IoT Solutions	$46,380	$46,953
IoT System Solutions	68,735	104,450
Software & Services	7,808	8,924
	$122,923	$160,327

	Years Ended June 30,
	2025	2024
	(In thousands)
Americas	$70,126	$78,203
EMEA	30,898	64,025
APJ	21,899	18,099
	$122,923	$160,327

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Year Ended June 30,
	2025	2024

Product revenues	94%	94%
Service revenues	6%	6%

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

The following table presents the changes in our deferred revenue balance:

	Years Ended June 30,
	2025	2024
	(In thousands)
Beginning balance	$5,753	$3,381
New performance obligations	4,292	6,973
Recognition of revenue as a result of satisfying performance obligations	(4,489)	(4,601)
Ending Balance	$5,556	$5,753
Less: non-current portion of deferred revenue	(2,255)	(2,736)
Current portion	$3,301	$3,017

During the years ended June 30, 2025 and 2024, approximately $3,000,000 and $2,400,000, respectively, of the revenue recognized as a result of satisfying performance obligations was included in the contract liability balance at the beginning of the period.

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

A summary of the purchase consideration for the Netcomm acquisition is as follows (in thousands):

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

Subsequent to the acquisition, based on additional analysis and refinements to our estimates, we adjusted the preliminary purchase price allocation as of the Closing Date to (i) increase the estimated fair value of intangible assets acquired by $279,000, (ii) decrease the fair value of accounts receivable, net by $904,000, (iii) decrease the fair value of accounts payable and other accrued liabilities by $202,000 and (iv) decrease the fair value of inventory by $175,000. These adjustments resulted in an increase to goodwill of $598,000. In March 2025, DZS, Inc. commenced a liquidation proceeding under Chapter 7 of the U.S. Bankruptcy Code. At that time, we had yet to settle the accounts receivable and accounts payable balances agreed to in the Netcomm acquisition agreement. As such, we updated our estimates of the acquisition date fair value of these balances as described above.

The final purchase price allocation is as follows (in thousands):

Inventories	$797
Amortizable intangible assets	2,437
Goodwill	3,265
Accounts payable and other accrued liabilities	(41)
Total consideration	$6,458

The factors that contributed to a purchase price resulting in the recognition of goodwill include our belief that this acquisition will create a more diverse IoT company with respect to product offerings and our belief that we are committed to improving cost structures in accordance with our operational and restructuring plans.

Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. We have determined that goodwill and identifiable intangible assets related to this acquisition are deductible for tax purposes.

Acquisition-related costs were expensed in the periods in which the costs were incurred.

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Asset Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Customer relationships	$1,587	14.0
Developed technology	462	6.0
Trademarks and trade names	91	2.0
Customer backlog	297	1.0

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

Supplemental Pro Forma Information (Unaudited)

The following supplemental pro forma data summarizes our results of operations for the periods presented, as if we completed the acquisition as of the first day of our fiscal 2024. The supplemental pro forma data reports actual operating results adjusted to include the pro forma effect and timing of the impact of amortization expense of identified intangible assets, the purchase accounting effect on inventories acquired, and transaction costs. In accordance with the pro forma acquisition date, we recorded in fiscal 2024 supplemental pro forma data acquisition-related costs of $371,000, with a corresponding reduction in the fiscal 2025 supplemental pro forma data. Additionally, we recorded (i) additional amortization expense of $20,000, and (ii) $88,000 reduction in cost of goods sold from manufacturing profit in acquired inventory in the fiscal 2025 supplemental pro forma data, and (i) additional amortization expense of $634,000 and (ii) cost of goods sold from manufacturing profit in acquired inventory of $106,000 in fiscal 2024 supplemental pro forma data.

Supplemental pro forma data is as follows:

	Years Ended June 30,
	2025	2024
	(In thousands, except per share amounts)
Pro forma net revenue	$124,784	$168,103
Pro forma net loss	$(10,702)	$(3,876)

Pro forma net loss per share:
Basic and Diluted	$(0.28)	$(0.10)

Net revenue related to products and services from the acquisition of Netcomm contributed approximately 3% of our total net revenue for the year ended June 30, 2025. As of the Closing Date, we began to immediately integrate the acquisition into existing operations, engineering groups, sales distribution networks and management structure, making it generally impracticable to determine the post-acquisition earnings on a standalone basis.

4.	Supplemental Financial Information

Accounts Receivable

The following table presents details of our accounts receivable:

	June 30,
	2025	2024
	(In thousands)
Accounts receivable	$25,231	$31,526
Allowance for credit losses	(139)	(247)
Accounts receivable, net	$25,092	$31,279

Inventories

The following table presents details of our inventories:

	June 30,
	2025	2024
	(In thousands)
Finished goods	$15,603	$14,167
Raw materials	10,768	13,531
Inventories, net	$26,371	$27,698

Property and Equipment

The following table presents details of our property and equipment:

	June 30,
	2025	2024
	(In thousands)
Computer, software and office equipment	$4,886	$4,531
Furniture and fixtures	2,698	2,748
Production, development and warehouse equipment	3,946	4,033
Construction-in-progress	–	16
Property and equipment, gross	11,530	11,328
Less accumulated depreciation	(9,074)	(7,312)
Property and equipment, net	$2,456	$4,016

Goodwill

The following table presents details of our goodwill balance:

Year Ended
June 30, 2025
(In thousands)
Balance at June 30, 2024	$27,824
Acquisition of NetComm	3,265
Balance at June 30, 2025	$31,089

Intangible Assets

The following table presents details of our intangible assets:

	June 30, 2025			June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$6,793	$(6,066)	727	$6,331	$(5,293)	$1,038
Customer relationships	19,116	(16,321)	2,795	17,528	(13,315)	4,213
Order backlog	297	(149)	148	–	–	–
Trademark and trade name	1,516	(1,448)	68	1,425	(1,425)	–
	$27,722	$(23,984)	3,738	$25,284	$(20,033)	$5,251

We do not currently have any intangible assets with indefinite useful lives.

As of June 30, 2025, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2026	$1,562
2027	539
2028	256
2029	191
2030	191
Thereafter	999
$3,738

Warranty Reserve

The following table presents details of our warranty reserve:

	Years Ended June 30,
	2025	2024
	(In thousands)
Beginning balance	$840	$788
Charged to cost of revenues	220	376
Usage	(397)	(324)
Ending balance	$663	$840

Other Liabilities

The following table presents details of our other liabilities:

	June 30,
	2025	2024
	(In thousands)
Current
Accrued variable consideration	$2,557	$1,796
Customer deposits and refunds	321	436
Accrued raw materials purchases	204	126
Deferred revenue	3,301	3,017
Lease liability	1,594	1,767
Taxes payable	103	772
Warranty reserve	663	840
Accrued operating expenses	1,879	2,217
Total other current liabilities	$10,622	$10,971

Non-current
Lease liability	$7,811	$8,563
Deferred tax liability	172	179
Deferred revenue	2,255	2,736
Total other non-current liabilities	$10,238	$11,478

Computation of Net Loss per Share

The following table presents the computation of net loss per share:

	Years Ended June 30,
	2025	2024
	(In thousands, except per share data)
Numerator:
Net loss	$(11,373)	$(4,516)

Denominator:
Weighted-average shares outstanding - basic and diluted	38,613	37,386

Net loss per share - basic and diluted	$(0.29)	$(0.12)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2025	2024
	(In thousands)
Common stock equivalents	528	847

Restructuring, Severance and Related Charges

In January 2025 we undertook a headcount reduction totaling approximately 12% of our worldwide headcount primarily in the U.S. and India locations. We may incur additional charges in future periods as we identify additional cost saving opportunities related to our business. The following table presents details of the liability we recorded related to restructuring, severance and related activities during the current fiscal year:

Year Ended
June 30,
2025
(In thousands)
Beginning balance	$253
Employee-related charges	3,156
Lease restructuring charges	379
Payments	(3,309)
Ending balance	$479

The ending balance is recorded in accrued payroll and related expenses on the accompanying consolidated balance sheet at June 30, 2025.

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2025	2024
	(In thousands)
Acquisition of property through operating leases	$1,027	$–
Accrued property and equipment paid for in the subsequent period	$27	$74

5.	Senior Credit Facilities

In September 2024 we entered into a Fourth Amendment to the Third Amended and Restated Loan and Security Agreement (the “Amendment”) with Silicon Valley Bank (“SVB”), pertaining to our then-existing term loan and revolving credit facility (together, the “Senior Credit Facilities”), which amended that certain Third Amended and Restated Loan and Security Agreement, dated as of August 2, 2021, as amended by the First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of October 21, 2021, as amended by the Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of February 15, 2022, as amended by the Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of September 7, 2022, by and among Lantronix and SVB (collectively with the Amendment, the “Third Amended and Restated Loan Agreement”).

The Amendment, among other things, extended the maturity date of our Senior Credit Facilities from August 2, 2025 to August 2, 2026. The Senior Credit Facilities bore interest at the Term Secured Overnight Financing Rate (“SOFR”) or the Prime Rate, at the option of Lantronix, plus a margin that ranged from 3.10% to 4.10% in the case of Term SOFR and 1.50% to 2.50% in the case of the Prime Rate, depending on our total leverage with a Term SOFR floor of 1.50% and a Prime Rate floor of 3.25%. The minimum liquidity requirement under the Senior Credit Facilities was $4,000,000. The Senior Credit Facilities were secured by substantially all of our assets.

In April 2023, we entered into a Letter Agreement (the “Letter Agreement”) with SVB, which, among other matters, amended the Third Amended and Restated Loan Agreement to reduce the former requirement to hold 85% of our company-wide cash balances at SVB to 50%, and provided a waiver of any event of default under the Third Amended and Restated Loan Agreement for any failure to comply with this covenant prior to the date of the Letter Agreement.

The following table summarizes our outstanding debt under the Senior Credit Facilities:

	June 30,
	2025	2024
	(In thousands)
Outstanding borrowings on Senior Credit Facilities	$11,829	$16,341
Less: Unamortized debt issuance costs	(75)	(120)
Net Carrying amount of debt	11,754	16,221
Less: Current portion	(3,070)	(3,002)
Non-current portion	$8,684	$13,219

During the year ended June 30, 2025, we recognized $1,238,000 of interest expense in the accompanying consolidated statement of operations related to interest and amortization of debt issuance associated with the borrowings under the Senior Credit Facilities.

The Senior Credit Facilities required Lantronix to comply with a minimum liquidity test, a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of June 30, 2025.

Liquidity

The Senior Credit Facilities require that we maintain a minimum liquidity of $4,000,000 at SVB, as measured at the end of each month.

Maximum leverage ratio

The Senior Credit Facilities required that we maintain a maximum leverage ratio, calculated as the ratio of funded debt to the consolidated trailing 12-month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions of 2.00 to 1.00 as measured at the end of each calendar quarter.

Minimum fixed charge coverage ratio

The Senior Credit Facilities required that we maintain a minimum fixed charge coverage ratio, calculated as the ratio of consolidated trailing 12-month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions, less capital expenditures and taxes paid, to the trailing twelve month principal and interest payments on all funded debt of 1.25 to 1.00 as measured at the end of each calendar quarter.

In addition, the Senior Credit Facilities contained customary representations and warranties, affirmative and negative covenants, including covenants that limit or restrict Lantronix and its subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The Senior Credit Facilities included a number of events of default, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other materials indebtedness, bankruptcy and insolvency defaults and material judgment defaults. If any event of default were to occur (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Senior Credit Facilities could become due and payable immediately.

New Financing Arrangements

On August 15, 2025, we entered into a Fourth Amended and Restated Loan and Security Agreement with SVB (the “Loan Agreement”), which effectively refinanced our outstanding term loan with an asset-backed revolving line of credit secured by our accounts receivable. The new line provides us with a revolving credit facility of up to $15,000,000, subject to customary borrowing base limitations. The revolving credit facility is scheduled to mature on August 1, 2028. Borrowings under the revolving credit facility will bear interest on the outstanding principal equal to the greater of (i) 5.0% and (ii) the Prime Rate plus a margin of 0.0% to 0.5%, with the applicable margin depending on our liquidity.

The Loan Agreement requires us to comply with a minimum liquidity test. The Loan Agreement also includes customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict our ability to incur liens or indebtedness, dispose of assets, make investments, make restricted payments, merge or consolidate, and enter into certain transactions with our affiliates. The Loan Agreement includes customary events of default, including, among other things, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and material judgment defaults. If any event of default under the Loan Agreement occurs (subject, in certain instances, to specified grace or cure periods), the principal, interest and any other monetary obligations on all the then outstanding amounts may become due and payable immediately.

6.	Stockholders’ Equity

Stock Incentive Plans

We have stock incentive plans in effect under which non-qualified and incentive stock options to purchase shares of Lantronix common stock (“stock options”) have been granted to employees, non-employees and board members. In addition, we have previously granted restricted common stock awards (“non-vested shares”) to employees and board members under these plans. In November 2020, our stockholders voted to approve the 2020 Performance Incentive Plan (the “2020 Plan”), replacing our Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which expired in September 2020. At the 2010 Plan’s expiration date, approximately 1,097,000 shares of our common stock that remained available for award grants under the 2010 Plan became available for award grants under the 2020 Plan. An additional 2,500,000 shares our common stock were also made available at that time for award grants under the 2020 Plan, and shares of common stock subject to outstanding awards under the 2010 Plan that expired, were cancelled, or otherwise terminate after the expiration date of the 2010 Plan became available for award grant purposes under the 2020 Plan. In both November 2022 and November 2024, our stockholders voted to approve amendments to the 2020 Plan that, among other things, increased the aggregate number of shares of our common stock available for award grants under the plan in each case by 1,800,000 shares, for a total increase of 3,600,000 shares. The 2020 Plan authorizes awards of stock options (both non-qualified and incentive), stock appreciation rights, non-vested shares, restricted stock units (“RSUs”) and performance shares (“PSUs”). New shares are issued to satisfy stock option exercises and share issuances. At June 30, 2025, approximately 1,758,000 shares remain available for issuance under the 2020 Plan. We have also granted stock options, RSUs and PSUs under individual inducement award agreements.

The Compensation Committee of our board of directors determines eligibility, vesting schedules and exercise prices for stock options and shares granted under the plans. Stock options are generally granted with an exercise price equal to the market price of our common stock on the grant date. Stock options generally have a contractual term of seven to ten years. Share-based awards generally vest and become exercisable over a one to four-year service period. As of June 30, 2025, no stock appreciation rights or non-vested stock was outstanding. No income tax benefit was realized from activity in the share-based plans during the fiscal years ended June 30, 2025 and 2024.

Restricted Stock Units

The fair value of our RSUs is based on the closing market price of our common stock on the grant date.

The following table presents a summary of activity with respect to our RSUs:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2024	1,881	$4.89
Granted	1,625	3.23
Forfeited	(486)	4.09
Vested	(913)	4.95
Balance of RSUs outstanding at June 30, 2025	2,107	$3.76

Performance Shares

The fair value of our PSUs is estimated as of the grant date based upon the expected achievement of the performance metrics specified in the grant and the closing market price of our common stock on the date of grant. To the extent a grant of PSUs contains a market condition, the grant date fair value is estimated using a Monte Carlo simulation with the following weighted average assumptions:

	Years Ended June 30,
	2025	2024
Volatility of Common Stock	65.99%	62.00%
Average correlation coefficient of peer companies	0.36	0.34
Risk-free interest rate	4.52%	4.55%
Dividend yield	0.00%	0.00%
Contract Term	2.99	2.92

The following table presents a summary of activity with respect to our PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(In thousands)
Balance of PSUs outstanding at June 30, 2024	1,669	$5.82
Granted	583	4.73
Forfeited	(588)	5.09
Vested	(669)	5.24
Balance of PSUs outstanding at June 30, 2025	995	$6.06

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

The following table presents a summary of activity for all of our stock options:

		Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Balance of options outstanding at June 30, 2024	567	$4.13
Forfeited	(15)	5.46
Expired	(108)	4.84
Exercised	(230)	3.36
Balance of options outstanding at June 30, 2025	214	$4.51	3.5	$2
Options exercisable at June 30, 2025	173	$4.41	3.5	$2

The following table presents a summary of grant date fair value and intrinsic value information for all of our stock options:

	Years Ended June 30,
	2025	2024
	(In thousands)
Intrinsic value of options exercised	$203	$568

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

The per share fair value of stock purchase rights granted under the ESPP was estimated using the following weighted-average assumptions:

	Years Ended June 30,
	2025	2024
Expected term (in years)	0.5	0.5
Expected volatility	69%	72%
Risk-free interest rate	4.44%	5.39%
Dividend yield	0.00%	0.00%

The following table presents a summary of activity under our ESPP:

Year Ended
June 30, 2025
(In thousands, except per share data)
Shares available for issuance at June 30, 2024	181
Shares issued	(155)
Shares available for issuance at June 30, 2025	26
Weighted-average purchase price per share	$2.19
Intrinsic value of ESPP shares on purchase date	$60

After the purchase and issuance of shares that occurred in May 2025, the ESPP has been suspended until further notice.

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each applicable functional line item on our consolidated statements of operations:

	Years Ended June 30,
	2025	2024
	(In thousands)
Cost of revenues	$186	$237
Selling, general and administrative	4,424	6,248
Research and development	1,522	1,852
Total share-based compensation expense	$6,132	$8,337

The following table presents a summary of the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of June 30, 2025:

	Remaining Unrecognized Compensation Expense	Remaining Weighted-Average Years to Recognize
	(In thousands)
Stock options	$91	1.6
RSUs	6,373	2.1
PSUs	2,181	1.7
	$8,645

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation expense will increase to the extent that we grant additional share-based awards.

7.	Retirement Plan

We have a retirement savings plan (the “Plan”) to which eligible employees may elect to make contributions through salary deferrals up to 100% of their base pay, subject to limitations. We made approximately $364,000 and $376,000 in matching contributions to participants in the Plan during the fiscal years ended June 30, 2025 and 2024, respectively.

In addition, we may make discretionary profit-sharing contributions, subject to limitations. During the fiscal years ended June 30, 2025 and 2024, we made no such contributions to the Plan.

8.	Income Taxes

The provision (benefit) for income taxes consists of the following components:

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2025	2024
	(In thousands)
Current:
Federal	$–	$–
State	28	380
Foreign	(260)	332
	$(232)	$712
Deferred:
Federal	(7)	33
State	–	–
Foreign	–	–
Provision for (benefit from) income taxes	$(239)	$745

	Years Ended June 30,
	2025	2024
	(In thousands)
United States	$(12,786)	$(4,655)
Foreign	1,174	884
Loss before income taxes	$(11,612)	$(3,771)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2025	2024
	(In thousands)
Deferred tax assets:
Tax losses and credits	$9,492	$8,984
Reserves not currently deductible	2,673	2,738
Capitalized research and development expenses	8,987	7,511
State taxes	33	–
Deferred compensation	356	1,509
Inventory capitalization	2,235	2,570
Lease liabilities	2,060	2,299
Depreciation and amortization	108	172
Identified intangibles	1,572	1,172
Other	120	98
Gross deferred tax assets	27,636	27,053
Valuation allowance	(26,002)	(24,731)
Deferred tax assets, net	1,634	2,322
Deferred tax liabilities:
State taxes	–	(395)
Right-of-use assets	(1,806)	(2,106)
Deferred tax liabilities	(1,806)	(2,501)
Net deferred tax assets (liabilities)	$(172)	$(179)

Our net deferred tax liability of $172,000 and $179,000 at June 30, 2025 and 2024, respectively, represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets, and are recorded in other non-current liabilities on the accompanying consolidated balance sheets at June 30, 2025 and 2024. Realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC 740, we have evaluated the positive and negative evidence bearing upon our ability to realize the deferred tax assets as of June 30, 2025 and 2024. We have determined that it was more likely than not that Lantronix would not realize the deferred tax assets due to our cumulative losses and uncertainty of generating future taxable income.

The following table presents a reconciliation of the provision (benefit) for income taxes to taxes computed at the U.S. federal statutory rate:

	Years Ended June 30,
	2025	2024
	(In thousands)
Statutory federal provision (benefit) for income taxes	$(2,439)	$(792)
Increase (decrease) resulting from:
State taxes	28	176
Stock options	568	431
Other permanent differences	218	–
Expiration of R&D Credits	839	673
Uncertain tax position	(1,211)	(523)
Change in valuation allowance	1,271	349
Change in state tax rate	308	261
Global intangible low-tax income inclusion	143	–
Foreign tax rate variances	(72)	120
Other	108	50
Provision for (benefit from) income taxes	$(239)	$745

We continue to assert that our foreign earnings are indefinitely reinvested in our overseas operations and as such, deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries. The 2017 Act created a requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (“GILTI”), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. During the fiscal years ended June 30, 2025 and 2024, we elected to treat the tax effect of GILTI as a current-period expense when incurred.

Unrecognized Tax Benefits

The following table summarizes our liability for uncertain tax positions for the fiscal year ended June 30, 2025:

Year Ended
June 30, 2025
(In thousands)
Balance as of June 30, 2024	$4,289
Change in balances related to uncertain tax positions	(1,211)
Balance as of June 30, 2025	$3,078

At June 30, 2025, we had $3,078,000 of gross unrecognized tax benefits which was recorded as a reduction to deferred tax assets, and a corresponding reduction in our valuation allowance of $3,078,000. The balance decreased from the prior year due to the expiration of certain federal research and development tax credit carryforwards as well as the reversal of liabilities in connection with the dissolution of one of our foreign subsidiaries by a gross amount of $1,280,000. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the fiscal years ended June 30, 2025 and 2024, we recorded an immaterial expense for interest and penalties related to income tax matters in the provision for income taxes. At June 30, 2025, we had approximately $39,000 of accrued interest and penalties related to uncertain tax positions.

At June 30, 2025, our fiscal years ended June 30, 2022 through 2025 remain open to examination by the federal taxing jurisdiction and our fiscal years ended June 30, 2021 through 2025 remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in the fiscal year ended June 30, 2005 which would cause the statute of limitations to remain open for the year in which the NOL was incurred. Our fiscal years ended June 30, 2017 through 2025 remain open to examination by foreign taxing authorities. We currently do not anticipate that the amount of unrecognized tax benefits as of June 30, 2025 will significantly increase or decrease within the next 12 months.

New Tax Legislation

In July 2025, the U.S. government enacted comprehensive legislation commonly referred to as the One Big Beautiful Bill Act of 2025 (the “OBBB Act”). The OBBB Act, which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international). It includes reinstating the option to claim 100% accelerated deprecations deductions on qualified property and immediate expensing of domestic research and development costs. Income tax accounting guidance requires the effects of tax law changes to be recognized in the period of enactment. Since the legislation was signed into law after June 30, 2025, it had no impact on our operating results for the fiscal year ended June 30, 2025. We are currently assessing the impact on our financial statements in future periods.

9.	Leases

In general, our leases include office buildings for various facilities worldwide which are all classified as operating leases. We also have financing leases related to some office equipment in the U.S.

The following presents components of lease expense and supplemental cash flow information:

	Years Ended June 30,
	2025	2024
Components of lease expense	(In thousands)
Operating lease cost	$2,369	$2,465
Financing lease cost	107	110
Financing lease interest expense	25	39

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$1,765	$1,772
Cash paid for amounts included in the measurement of financing lease liabilities	$213	$222

Right-of-use assets obtained in exchange for lease obligation	$1,027	$–

As of June 30, 2025 and 2024, the weighted average discount rate for leases was 4.8% and 4.6%, respectively, and the weighted average remaining lease term for leases was 2.9 years and 3.4 years, respectively.

Maturities of lease liabilities as of June 30, 2025 were as follows:

Years ending June 30,	Operating	Financing
	(In thousands)
2026	$1,959	$117
2027	1,906	22
2028	1,968	20
2029	1,741	–
2030	976	–
Thereafter	2,025	–
Total remaining lease payments	10,575	159
less: imputed interest	(1,310)	(19)
Lease liability	$9,265	$140
Reported as:
Current liabilities	$1,489	$105
Non-current liabilities	$7,776	$35

10.	Commitments and Contingencies

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

11.	Significant Geographic, Customer and Supplier Information

Long-lived assets, which consists of property and equipment, net, lease right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows:

	June 30,
	2025	2024
	(In thousands)
U.S.	$40,065	$38,650
Canada	5,415	7,564
Rest of world	225	444
	$45,705	$46,658

Customers

The following table presents sales to our significant customers as a percentage of net revenue:

	Years Ended June 30,
	2025	2024
Top five customers (1)	44%	54%
Customer A	15%	13%
Customer B	*	25%

(1)	Includes Customer A and Customer B in the fiscal year ended June 30, 2025 and in the fiscal year ended June 30, 2024.
*	Less than 10%

The following table shows customers that had an outstanding receivable balance that represented at least 10% of our total net accounts receivable:

	June 30,
	2025	2024
Customer A	18%	15%
Customer B	*	26%
Customer C	13%	*

*	Less than 10%

Related Party Transactions

We had no net revenue from related parties for the fiscal years ended June 30, 2025 and 2024.

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

12. Segment Reporting

The following table presents segment revenue, gross profit, and net income (loss) for the periods presented:

	Years Ended June 30,
	2025	2024
	(In thousands)
Net revenue	$122,923	$160,327
Less cost of revenue:
Other costs of revenue	70,515	94,452
Share-based compensation	186	237
Amortization of manufacturing profit in acquired inventory	88	822
Depreciation and amortization	435	462
Total cost of revenue	71,224	95,973
Gross profit	51,699	64,354
Less:
Personnel-related expenses	32,551	35,338
Professional fees and outside services	4,878	5,037
Advertising and marketing	2,239	2,346
Facilities and insurance	4,391	5,277
Share-based compensation	5,946	8,100
Depreciation	1,649	1,701
Outside services	636	505
Product certifications	499	462
Other operating expenses	2,054	1,722
Restructuring, severance and related charges	3,535	1,423
Acquisition-related costs	371	–
Fair value remeasurement of earnout consideration	–	(9)
Amortization of intangible assets	3,951	5,314
Interest expense, net	511	916
Other expense (income)	100	(7)
Provision for (benefit from) income taxes	(239)	745
Total segment expenses	63,072	68,870

Segment net loss	$(11,373)	$(4,516)

