Form 10-Q
period 2025-09-30
LANTRONIX INC
filed 2025-11-06
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 1, 2025, there were 39,358,610 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2025 (the “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, gross margin and other statements regarding matters that are not historical are forward-looking statements.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$22,191	$20,098
Accounts receivable, net	21,925	25,092
Inventories, net	26,755	26,371
Contract manufacturers' receivable	452	3,071
Prepaid expenses and other current assets	3,101	2,761
Total current assets	74,424	77,393
Property and equipment, net	2,107	2,456
Goodwill	31,089	31,089
Intangible assets, net	3,141	3,738
Lease right-of-use assets	8,114	8,422
Other assets	693	624
Total assets	$119,568	$123,722

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,634	$13,259
Accrued payroll and related expenses	3,830	3,471
Current portion of long-term debt, net	–	3,070
Other current liabilities	11,259	10,622
Total current liabilities	24,723	30,422
Long-term debt, net	10,662	8,684
Other non-current liabilities	9,733	10,238
Total liabilities	45,118	49,344

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	309,870	308,397
Accumulated deficit	(235,795)	(234,394)
Accumulated other comprehensive income	371	371
Total stockholders' equity	74,450	74,378
Total liabilities and stockholders' equity	$119,568	$123,722

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,
	2025	2024
Net revenue	$29,794	$34,423
Cost of revenue	16,448	19,948
Gross profit	13,346	14,475
Operating expenses:
Selling, general and administrative	9,542	9,496
Research and development	4,598	4,956
Restructuring, severance and related charges	93	900
Acquisition-related costs	43	–
Amortization of intangible assets	597	1,251
Total operating expenses	14,873	16,603
Loss from operations	(1,527)	(2,128)
Interest expense, net	(15)	(119)
Other income (expense), net	183	(37)
Loss before income taxes	(1,359)	(2,284)
Provision for income taxes	42	218
Net loss	$(1,401)	$(2,502)

Net loss per share - basic and diluted	$(0.04)	$(0.07)

Weighted-average common shares - basic and diluted	39,188	38,024

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended September 30, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2025	39,102	$4	$308,397	$(234,394)	$371	$74,378
Shares issued pursuant to stock awards, net	166	–	–	–	–	–
Tax withholding paid on behalf of employees for restricted shares	–	–	(300)	–	–	(300)
Share-based compensation	–	–	1,773	–	–	1,773
Net loss	–	–	–	(1,401)	–	(1,401)
Balance at September 30, 2025	39,268	$4	$309,870	$(235,795)	$371	$74,450

	Three Months Ended September 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2024	37,872	$4	$304,001	$(223,021)	$371	$81,355
Shares issued pursuant to stock awards, net	602	–	19	–	–	19
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,542)	–	–	(1,542)
Share-based compensation	–	–	1,600	–	–	1,600
Net loss	–	–	–	(2,502)	–	(2,502)
Balance at September 30, 2024	38,474	$4	$304,078	$(225,523)	$371	$78,930

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(1,401)	$(2,502)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	1,773	1,600
Depreciation and amortization	446	543
Amortization of intangible assets	597	1,251
Amortization of manufacturing profit in acquired inventory associated with acquisitions	18	–
Amortization of deferred debt issuance costs	14	24
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	3,167	478
Inventories	(402)	(1,835)
Contract manufacturers' receivable	2,619	(1,321)
Prepaid expenses and other current assets	(340)	(834)
Lease right-of-use assets	399	481
Other assets	(69)	(7)
Accounts payable	(3,648)	6,790
Accrued payroll and related expenses	359	(2,396)
Other liabilities	73	391
Net cash provided by operating activities	3,605	2,663

Investing activities
Purchases of property and equipment	(74)	(157)
Net cash used in investing activities	(74)	(157)

Financing activities
Net proceeds from issuances of common stock	–	19
Tax withholding paid on behalf of employees for restricted shares	(300)	(1,542)
Payments on debt	(1,106)	(779)
Payment of lease liabilities	(32)	(46)
Net cash used in financing activities	(1,438)	(2,348)

Increase in cash and cash equivalents	2,093	158
Cash and cash equivalents at beginning of period	20,098	26,237
Cash and cash equivalents at end of period	$22,191	$26,395

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

1.	Company and Significant Accounting Policies

Company

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global leader in Edge AI and Industrial Internet of Things (“IoT”) solutions, delivering intelligent computing, secure connectivity, and remote management for mission-critical applications. Serving high-growth markets, including smart cities, enterprise IT, and commercial and defense unmanned systems, we enable customers to optimize operations and accelerate digital transformation. Our comprehensive portfolio of hardware, software, and services powers applications from secure video surveillance and intelligent utility infrastructure to resilient out-of-band network management. By bringing intelligence to the network edge, we help organizations achieve efficiency, security, and a competitive edge in today’s AI-driven world.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (the “SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2025, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which was filed with the SEC on August 29, 2025. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at September 30, 2025, the consolidated results of our operations for the three months ended September 30, 2025 and our consolidated cash flows for the three months ended September 30, 2025. All intercompany accounts and transactions have been eliminated.

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

The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Income Tax Disclosures

In December 2023, the FASB issued a final standard on improvements to income tax disclosures. The new standard requires disaggregated information about a company’s effective tax rate reconciliation and information on income taxes paid. The standard will be effective for Lantronix beginning with our annual financial statements for the fiscal year ending June 30, 2026. The impact of adopting this guidance is not expected to have a material effect on our consolidated financial statements, since it requires only enhancements to existing income tax disclosures in the footnotes to our consolidated financial statements.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, which will require disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including disclosure of amounts for (i) purchases of inventory, (ii) employee compensation, (iii) depreciation and (iv) intangible asset amortization, included in each relevant expense caption. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. The standard will be effective for our annual financial statements beginning with our fiscal year ending June 30, 2028. We are currently evaluating the impact of this accounting standard on our financial statement presentation and its related disclosures.

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

We prepay sales commissions related to certain of these contracts, which are incremental costs of obtaining the contract. We capitalize these costs and expense them ratably on a straight-line basis over the life of the contract. At September 30, 2025, prepaid sales commissions included in prepaid expenses and other current assets totaled $238,000 and those included in other assets totaled $194,000.

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

	Three Months Ended September 30,
	2025	2024
	(In thousands)
Embedded IoT Solutions	$11,467	$13,387
IoT System Solutions	16,459	18,759
Software & Services	1,868	2,277
	$29,794	$34,423

	Three Months Ended September 30,
	2025	2024
	(In thousands)
Americas	$20,651	$17,420
EMEA	5,087	10,484
Asia Pacific Japan	4,056	6,519
	$29,794	$34,423

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended September 30,
	2025	2024

Product revenues	94%	93%
Service revenues	6%	7%

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

The following table presents the changes in our deferred revenue balance for the three months ended September 30, 2025 (in thousands):

Balance, June 30, 2025	$5,556
New performance obligations	1,285
Recognition of revenue from satisfying performance obligations	(1,199)
Balance, September 30, 2025	5,642
Less: non-current portion of deferred revenue	(2,118)
Current portion, September 30, 2025	$3,524

During the three months ended September 30, 2025, approximately $1,096,000 of the revenue recognized as a result of satisfying performance obligations was included in the contract liability balance at the beginning of the period.

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 5 years.

3.	Supplemental Financial Information

Inventories

	September 30,	June 30,
	2025	2025
	(In thousands)
Finished goods	$16,424	$15,603
Raw materials	10,331	10,768
Inventories	$26,755	$26,371

Other Liabilities

The following table presents details of our other liabilities:

	September 30,	June 30,
	2025	2025
	(In thousands)
Current
Accrued variable consideration	$2,500	$2,557
Customer deposits and refunds	425	321
Accrued raw materials purchases	204	204
Deferred revenue	3,524	3,301
Lease liability	1,644	1,594
Taxes payable	114	103
Warranty reserve	649	663
Other accrued operating expenses	2,199	1,879
Total other current liabilities	$11,259	$10,622

Non-current
Lease liability	$7,432	$7,811
Deferred tax liability	183	172
Deferred revenue	2,118	2,255
Total other non-current liabilities	$9,733	$10,238

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended September 30,
	2025	2024
	(In thousands, except per share data)
Numerator:
Net loss	$(1,401)	$(2,502)

Denominator:
Weighted-average common shares outstanding - basic and diluted	39,188	38,024

Net loss per share - basic and diluted	$(0.04)	$(0.07)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended September 30,
	2025	2024
	(In thousands)
Common stock equivalents	822	621

Intangible Assets

The following table presents details of intangible assets:

	September 30, 2025			June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$6,793	$(6,125)	$668	$6,793	$(6,066)	$727
Customer relationships	19,116	(16,774)	2,342	19,116	(16,321)	2,795
Order backlog	297	(223)	74	297	(149)	148
Trademark and trade name	1,516	(1,459)	57	1,516	(1,448)	68
	$27,722	$(24,581)	$3,141	$27,722	$(23,984)	$3,738

We do not currently have any intangible assets with indefinite useful lives.

As of September 30, 2025, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2026 (remainder)	$964
2027	539
2028	256
2029	191
2030	191
Thereafter	1,000
$3,141

Restructuring, Severance and Related Charges

During the three months ended September 30, 2025, we incurred charges of approximately $93,000 related to certain headcount reductions. We may incur additional charges in future periods as we identify additional cost savings and efficiencies related to our business.

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Three Months Ended
September 30,
2025
(In thousands)
Beginning balance	$479
Charges	93
Payments	(455)
Ending balance	$117

These balances are recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheets.

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Three Months Ended September 30,
	2025	2024
	(In thousands)
Acquisition of property through operating leases	$84	$79
Acquisition of property through financing leases	$7	$–
Accrued property and equipment paid for in the subsequent period	$23	$12

4.	Warranty Reserve

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

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheets:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2025	2025
	(In thousands)
Beginning balance	$663	$840
Charged to cost of revenue	77	220
Usage	(91)	(397)
Ending balance	$649	$663

5.	Debt

Bank Line of Credit

On August 15, 2025, we entered into a Fourth Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), which effectively refinanced our outstanding term loan with an asset-backed revolving line of credit secured by our accounts receivable. The new line provides us with a revolving credit facility of up to $15,000,000, subject to customary borrowing base limitations. The revolving credit facility is scheduled to mature on August 1, 2028. Borrowings under the revolving credit facility will bear interest on the outstanding principal equal to the greater of (i) 5.0% and (ii) the Prime Rate, as defined in the Loan Agreement, plus a margin of 0.0% to 0.5%, with the applicable margin depending on our liquidity.

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

The following table summarizes our outstanding debt:

	September 30,	June 30,
	2025	2025
	(In thousands)
Outstanding debt	$10,828	$11,829
Less: Unamortized debt issuance costs	(166)	(75)
Net Carrying amount of debt	10,662	11,754
Less: Current portion	–	(3,070)
Non-current portion	$10,662	$8,684

During the three months ended September 30, 2025, we recognized $191,000 of interest expense in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of debt issuance associated with the debt. As of September 30, 2025 the available borrowing capacity on the line of credit was $1,891,000.

Financial Covenants

The Loan Agreement requires Lantronix to comply with a minimum liquidity test and a minimum interest coverage ratio.

Liquidity

The Loan Agreement requires that we maintain a minimum liquidity of $5,000,000 at SVB, as measured at the end of each month.

Maximum leverage ratio

The Loan Agreement requires that we maintain a minimum interest coverage ratio, calculated as the ratio of interest expense for the trailing 12-month period to the consolidated trailing 12-month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions of 1.50 to 1.00 for each calendar quarter.

As of September 30, 2025 we were in compliance with all financial covenants.

6.	Stockholders’ Equity

Restricted Stock Units (“RSUs”)

The following table presents a summary of activity with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2025	2,107	$3.76
Granted	590	3.02
Forfeited	(95)	3.98
Vested	(235)	4.30
Balance of RSUs outstanding at September 30, 2025	2,367	$3.52

Performance Stock Units (“PSUs”)

The following table presents a summary of activity with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2025	995
Granted	579
Forfeited	(223)
Balance of PSUs outstanding at September 30, 2025	1,351

Stock Options

The following table presents a summary of activity with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2025	215	$4.51
Forfeited	(35)	4.95
Expired	(2)	3.18
Exercised	(3)	2.91
Balance of options outstanding at September 30, 2025	175	$4.47

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each applicable functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,
	2025	2024
	(In thousands)
Cost of revenue	$35	$64
Selling, general and administrative	1,454	1,126
Research and development	284	410
Total share-based compensation expense	$1,773	$1,600

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of September 30, 2025:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
RSUs	$6,574	2.2
PSUs	3,966	2.1
	$10,540

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unrecognized share-based compensation expense will increase to the extent that we grant additional share-based awards.

7.	Income Taxes

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended September 30,
	2025	2024
Effective tax rate	3%	10%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to (i) a tax benefit from our domestic losses being recorded with a full valuation allowance, (ii) our current estimates of pre-tax profitability for the full fiscal year and (iii) the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We have a net deferred tax liability of $183,000 and $172,000 at September 30, 2025 and June 30, 2025, respectively. This balance represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets and is recorded in other non-current liabilities on the accompanying unaudited condensed consolidated balance sheets.

The realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC Topic 740, we have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets. We have determined that it was more likely than not that Lantronix would not realize the deferred tax assets due to our cumulative losses and uncertainty of generating future taxable income and have therefore provided a full valuation allowance against our deferred tax assets as of September 30, 2025 and June 30, 2025.

New Tax Legislation

In July 2025, the U.S. government enacted comprehensive legislation commonly referred to as the One Big Beautiful Bill Act of 2025 (the “OBBB Act”). The OBBB Act, which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international). It includes reinstating the option to claim 100% accelerated deprecations deductions on qualified property and immediate expensing of domestic research and development costs. Income tax accounting guidance requires the effects of tax law changes to be recognized in the period of enactment. We have analyzed the impacts of the OBB Act to our current income tax position and have determined that it does not have material impact as we continue to project taxable losses and maintain a full valuation against the losses that would be generated by these favorable positions. We will continue to evaluate the potential future impact of the OBBB on our financial statements.

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

9.	Segment Reporting

The following table presents segment revenue, gross profit, and net income (loss) for the periods presented:

	Three Months Ended September 30,
	2025	2024
	(In thousands)
Net revenue	$29,794	$34,423
Less cost of revenue:
Other costs of revenue	16,289	19,761
Share-based compensation	35	64
Amortization of manufacturing profit in acquired inventory	18	–
Depreciation and amortization	106	123
Total cost of revenue	16,448	19,948
Gross profit	13,346	14,475
Less:
Personnel-related expenses	8,490	8,593
Professional fees and outside services	1,105	1,521
Advertising and marketing	530	466
Facilities and insurance	1,074	1,059
Share-based compensation	1,738	1,536
Depreciation	340	420
Outside services	51	176
Product certifications	116	138
Other operating expenses	696	543
Restructuring, severance and related charges	93	900
Acquisition-related costs	43	–
Amortization of intangible assets	597	1,251
Interest expense, net	15	119
Other expense (income)	(183)	37
Provision for income taxes	42	218
Total segment expenses	14,747	16,977

Segment net loss	$(1,401)	$(2,502)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2025 (this “Report”). This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

Unless otherwise indicated by the context, all references to the “Company”, “Lantronix”, “we”, “us”, and “our” in this Quarterly Report on Form 10-Q include Lantronix, Inc. and its consolidated subsidiaries.

Overview

Lantronix Inc. is a global leader in Edge AI and Industrial IoT solutions, delivering intelligent computing, secure connectivity, and remote management for mission-critical applications. Serving high-growth markets, including smart cities, enterprise IT, and commercial and defense unmanned systems, we enable customers to optimize operations and accelerate digital transformation. Our comprehensive portfolio of hardware, software, and services powers applications from secure video surveillance and intelligent utility infrastructure to resilient out-of-band network management. By bringing intelligence to the network edge, we help organizations achieve efficiency, security, and a competitive edge in today’s AI-driven world.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan (“APJ”).

Products and Solutions

We organize our portfolio services and products into the following product lines: Embedded IoT Solutions, IoT Systems Solutions, and Software and Services.

Embedded IoT Solutions

Our embedded product portfolio includes a broad range of Compute System-on-Modules (“SoM”) and System-in-Package (“SiP”) solutions, together with wired and wireless connectivity products. As semiconductor technology continues to evolve and integrate more functionality, our compute modules now provide not only processing power but also the ability to run advanced AI and machine learning applications. This enables our customers to process and analyze digital inputs such as video, audio, and sensor data, directly at the device level, reducing latency, enhancing security, and enabling real-time decision making.

IoT System Solutions

Our IoT System Solutions portfolio includes a wide range of fully functional standalone systems that provide routing, switching or gateway functionalities as well as telematics and media conversion. These products include wired and wireless connections that enhance the value and utility of modern electronic systems and equipment by providing secure network connectivity, power for IoT end devices through Power over Ethernet (“PoE”), application hosting, protocol conversion, media conversion, secure access for distributed IoT deployments and many other functions. By offering pre-certified products across multiple regions, Lantronix significantly reduces Original Equipment Manufacturer  (“OEM”) customers’ regulatory certification costs and speeds up their time-to-market.

Software and Services

Our Software as a Service (“SaaS”) platform offers comprehensive single-pane-of-glass management for Out-of-Band (“OOB”) and IoT deployments. Our platform enables customers to easily deploy, monitor, manage and automate across their global deployments, all from a single platform login, virtually and seamlessly connected as if located directly on each device. Our platform eliminates the need to have 24/7 personnel on site and makes it easy to observe and address issues quickly, even in large-scale deployments.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgments are those relating to revenue recognition, sales returns and allowances, inventory valuation, valuation of deferred income taxes, valuation of goodwill and long-lived and intangible assets. These policies are described in further detail in our Annual Report on Form 10-K for the year ended June 30, 2025 and filed with the “SEC” on August 29, 2025 (the “Form 10-K”) and have not changed significantly during the three months ended September 30, 2025 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Summary

In the three months ended September 30, 2025, our net revenue decreased by $4,629,000 or 13.4%, compared to the three months ended September 30, 2024. The decrease in net revenue was driven by a 12.3% decrease in net revenue in our IoT System Solutions product line, as well as decreases in net revenue in our Embedded IoT Solutions product line of 14.3% and our Software and Services product line of 18.0%. We had a net loss of $1,401,000 for the three months ended September 30, 2025 compared to a net loss of $2,502,000 for the three months ended September 30, 2024. The improvement in net loss was primarily driven by a decrease in operating expenses of $1,730,000 for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$11,467	38.5%	$13,387	38.9%	$(1,920)	(14.3%	)
IoT System Solutions	16,459	55.2%	18,759	54.5%	(2,300)	(12.3%	)
Software & Services	1,868	6.3%	2,277	6.6%	(409)	(18.0%	)
	$29,794	100.0%	$34,423	100.0%	$(4,629)	(13.4%	)

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Americas	$20,651	69.3%	$17,420	50.6%	$3,231	18.5%
EMEA	5,087	17.1%	10,484	30.5%	(5,397)	(51.5%	)
APJ	4,056	13.6%	6,519	18.9%	(2,463)	(37.8%	)
	$29,794	100.0%	$34,423	100.0%	$(4,629)	(13.4%	)

Embedded IoT Solutions

Net revenue decreased primarily due to lower unit sales of our embedded compute products in the APJ region and lower volume sales of our network interface cards in the Americas and EMEA regions. These decreases were partially offset by higher unit sales of our embedded ethernet connectivity products in the Americas and EMEA regions.

IoT System Solutions

Net revenue decreased primarily due to reduced sales to Gridspertise. We did not have any shipments to this customer in the current quarter, as compared to over $5 million the prior year quarter. The year-over-year decrease in revenue from this customer was partially offset by (i) increased unit sales of our network switches in the Americas and APJ regions and (ii) increased unit sales of our telematic gateways in the Americas and EMEA regions.

Software and Services

Net revenue decreased primarily due to lower engineering services revenue in the Americas region and a decrease in our extended warranty revenues across all regions. These decreases were partially offset by an increase in our SaaS product revenue in the Americas and EMEA regions.

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

The following table presents our gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$13,346	44.8%	$14,475	42.1%	$(1,129)	(7.8%	)

Gross profit as a percentage of revenue (referred to as “gross margin”) increased primarily as a result of our product sales mix as well as reduced logistics and tariff-related costs.

We currently expect that gross margin will fluctuate in the future, from period-to-period, based on changes in our product mix, average selling prices, and average manufacturing costs.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, advertising and marketing expenses, and professional legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,400		$5,321		$79	1.5%
Professional fees and outside services	1,105		1,521		(416)	(27.4%	)
Advertising and marketing	530		466		64	13.7%
Facilities and insurance	482		411		71	17.3%
Share-based compensation	1,454		1,126		328	29.1%
Depreciation	290		351		(61)	(17.4%	)
Other	281		300		(19)	(6.3%	)
Selling, general and administrative	$9,542	32.0%	$9,496	27.6%	$46	0.5%

Selling, general and administrative expenses increased slightly due to an increase in share-based compensation costs driven by higher-valued stock award grants in the current quarter. This was mostly offset by lower legal fees and certain other professional and outside services costs.

Research and Development

Research and development expenses consist of personnel-related expenses, share-based compensation, and expenditures to third-party vendors for research and development activities and product certification costs. Our quarterly costs related to outside services and product certifications vary from period to period depending on our level and timing of development activities.

The following table presents our research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,090		$3,272		$(182)	(5.6%	)
Facilities	592		648		(56)	(8.6%	)
Outside services	51		176		(125)	(71.0%	)
Product certifications	116		138		(22)	(15.9%	)
Share-based compensation	284		410		(126)	(30.7%	)
Other	465		312		153	49.0%
Research and development	$4,598	15.4%	$4,956	14.4%	$(358)	(7.2%	)

Research and development expenses decreased due to (i) lower personnel-related expenses in our engineering groups driven by headcount reductions from restructuring activities during the previous fiscal year, (ii) lower facilities-related equipment and software costs, (iii) decreased costs for third party contract labor, which are included in the “outside services” category in the table above, and (iv) reduced share-based compensation costs based on the value of new and outstanding awards. These decreases were partially offset by increased spending on certain prototype and materials costs, which are included in the “other” category in the table above.

Restructuring, Severance and Related Charges

During the three months ended September 30, 2025, we incurred charges of $93,000 related to headcount reductions. During the three months ended September 30, 2024, we incurred $900,000 of restructuring, severance and related charges.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and efficiencies related to our business.

Interest Expense, Net

For the three months ended September 30, 2025 and September 30, 2024, we incurred net interest expense due to borrowings on our credit facilities. We also earn interest income on our domestic cash balance.

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

Liquidity and Capital Resources

Liquidity

The following table presents our working capital and cash and cash equivalents balances:

	September 30,	June 30,
	2025	2025	Change
	(In thousands)
Working capital	$49,701	$46,971	$2,730
Cash and cash equivalents	$22,191	$20,098	$2,093

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

As of the date of this report, we have full access to and control of our cash and cash equivalents balance at Silicon Valley Bank and our other banking institutions. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. As of September 30, 2025, we are in compliance with all covenants of the Loan Agreement.

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Three Months Ended September 30,
	2025	2024	Change
		(In thousands)
Net cash provided by operating activities	$3,605	$2,663	$942
Net cash used in investing activities	(74)	(157)	83
Net cash used in financing activities	(1,438)	(2,348)	910

Operating Activities

Cash provided by operating activities during the three months ended September 30, 2025 increased compared to the prior year period as a result of strong collections on accounts receivable and a reduction in net loss in the current period. For the three months ended September 30, 2025, inventories increased slightly, and we also made payments against previously accrued variable compensation balances, as discussed further below. For the three months ended September 30, 2025, our net loss included $2,848,000 of non-cash charges, while the changes in operating assets and liabilities provided net cash of $2,158,000.

Accounts receivable decreased by $3,167,000, or 12.6%, from June 30, 2025 to September 30, 2025. The decrease was primarily due to the timing of payments from certain customers.

Contract manufacturers’ receivables decreased by $2,619,000, or 85.3%, from June 30, 2025 to September 30, 2025. The decrease is primarily due to timing of shipments of components to contract manufacturers during the current quarter.

Our net inventories increased by $384,000, or 1.5%, from June 30, 2025 to September 30, 2025. The increase resulted primarily due to the timing of various material receipts during the current quarter as compared to our shipments to customers.

Accounts payable decreased by $3,625,000, or 27.3%, from June 30, 2025 to September 30, 2025. The decrease is primarily due to the timing of inventory receipts near the end of the current quarter, as well as payments made to our vendors.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2025 and 2024 consisted of purchases of equipment totaling $74,000 and $157,000, respectively, primarily for computer hardware and tooling at our contract manufacturers and certain research and development projects.

Financing Activities

Net cash used in financing activities during the three months ended September 30, 2025 resulted primarily from principal payments on our outstanding debt. Net cash used in financing activities during the three months ended September 30, 2024 resulted primarily from tax withholdings paid on behalf of employees for restricted shares as well as principal payments on the borrowings outstanding under the Loan Agreement.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2025 (this “Report”), which is incorporated herein by reference, for a discussion of legal proceedings.

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

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which was filed with the SEC on August 29, 2025. There have been no material changes to the risks and uncertainties previously disclosed in such Annual Report on Form 10-K, except for those risks marked with an asterisk (*) below.

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

Our business related to government contracts subjects us to additional risks.*

We believe that the continued growth of our presence in the drone and defense technology markets will depend, to a certain degree, on the ability of our customers to win government contracts and subcontracts, in particular from the U.S. Department of Defense. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. Many government customers are subject to budgetary constraints and our continued performance under these contracts or subcontracts, or award of additional contracts or subcontracts from these agencies, could be impacted by spending reductions, budget cutbacks, or government shutdowns. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could lead to delays in negotiations of contracts or increased costs and could adversely affect our business.

U.S. government contracts generally permit the government to terminate the contract without prior notice, at the government’s convenience. On contracts for which we are a subcontractor or for which we provide our products to the contractor or subcontractor, the U.S. government could terminate the contract for convenience or otherwise, irrespective of our performance. Also, sales to the U.S. government and its contractors as well as foreign military and government customers, either directly or as a subcontractor to other contractors, often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable.

In addition, maintaining compliance with government regulations, including audit requirements of the U.S. government and our customers that are subject to these requirements, could require us to put in place controls and procedures to monitor compliance with applicable regulations that may be costly or burdensome to implement. Failure to comply with the terms of applicable government contracts or regulations, or an unfavorable audit, could result in the government or our customers ceasing to buy our products and services, a reduction of revenue, fines or civil or criminal liability, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

From time to time, we may transition the manufacturing of certain products from one contract manufacturer to another. For example, in connection to the increased tariffs proposed to be imposed by the U.S. against China, we continue to transition our remaining manufacturing out of China for U.S.-bound products. Although a majority of our products are now manufactured outside of China, we have and may in the future incur substantial expenses, risk material delays or encounter other unexpected issues in connection with this transition or future transitions.

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

We regularly maintain domestic cash deposits in the Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to widespread demands for customer withdrawals and liquidity constraints that may result in market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (“SVB”), Signature Bank Corp., and Silvergate Capital Corp., each failed and were taken into receivership by the FDIC. At that time, we maintained deposits amounting to approximately 85% of our total cash at SVB. While we were able to regain full access to our deposits with SVB and have taken steps to diversify our banking relationships since then, our loan agreement with SVB currently requires us to hold 75% of our US cash balances at SVB. Consequently, any future failure of that bank could simultaneously prevent access to both a substantial portion of our cash holdings and to our credit line for funds needed to meet our working capital requirements and other financial commitments. Our cash balances are concentrated at a small number of financial institutions. In addition, macroeconomic conditions have caused turmoil in the banking sector in the past and may do so again in the future. A failure to timely access our cash on deposit with SVB or other banks could require the scaling back of our operations and production, negatively affect our credit, and prevent us from fulfilling contractual obligations. Moreover, there can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis, and such uninsured deposits may ultimately be lost. In addition, if any of the parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

Insider Trading Arrangements

During the quarter ended September 30, 2025, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8-K	3.2	11/15/2012

10.1	Fourth Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated August 15, 2025, by and between Lantronix, Inc., Lantronix Holding Company, Lantronix Canada, ULC, Lantronix Technologies Canada (Taiwan) Ltd., Transition Networks, Inc., and Uplogix, Inc.		8-K	10.1	08/21/2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

+	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: November 6, 2025	By:	/s/ SALEEL AWSARE
Saleel Awsare
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ BRENT STRINGHAM
Brent Stringham
Chief Financial Officer
(Principal Financial and Accounting Officer)

