Form 10-Q
period 2025-12-31
LANTRONIX INC
filed 2026-02-05
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of January 30, 2026, there were 39,692,026 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended December 31, 2025 (the “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, gross margin and other statements regarding matters that are not historical are forward-looking statements.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$22,964	$20,098
Accounts receivable, net	23,261	25,092
Inventories, net	27,074	26,371
Contract manufacturers' receivable	1,114	3,071
Prepaid expenses and other current assets	3,488	2,761
Total current assets	77,901	77,393
Property and equipment, net	1,818	2,456
Goodwill	31,089	31,089
Intangible assets, net	2,543	3,738
Lease right-of-use assets	7,713	8,422
Other assets	667	624
Total assets	$121,731	$123,722

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,669	$13,259
Accrued payroll and related expenses	4,163	3,471
Current portion of long-term debt, net	–	3,070
Other current liabilities	11,536	10,622
Total current liabilities	28,368	30,422
Long-term debt, net	9,677	8,684
Other non-current liabilities	9,265	10,238
Total liabilities	47,310	49,344

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	311,171	308,397
Accumulated deficit	(237,125)	(234,394)
Accumulated other comprehensive income	371	371
Total stockholders' equity	74,421	74,378
Total liabilities and stockholders' equity	$121,731	$123,722

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net revenue	$29,774	$31,161	$59,568	$65,584
Cost of revenue	16,807	17,877	33,255	37,825
Gross profit	12,967	13,284	26,313	27,759
Operating expenses:
Selling, general and administrative	8,740	8,811	18,282	18,278
Research and development	4,620	4,984	9,218	9,940
Restructuring, severance and related charges	43	193	136	1,093
Acquisition-related costs	40	208	83	237
Amortization of intangible assets	598	1,248	1,195	2,499
Total operating expenses	14,041	15,444	28,914	32,047
Loss from operations	(1,074)	(2,160)	(2,601)	(4,288)
Interest expense, net	(9)	(126)	(24)	(245)
Other income (expense), net	(4)	8	179	(29)
Loss before income taxes	(1,087)	(2,278)	(2,446)	(4,562)
Provision for income taxes	243	94	285	312
Net loss	$(1,330)	$(2,372)	$(2,731)	$(4,874)

Net loss per share - basic and diluted	$(0.03)	$(0.06)	$(0.07)	$(0.13)

Weighted-average common shares - basic and diluted	39,496	38,631	39,343	38,330

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended December 31, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2025	39,268	$4	$309,870	$(235,795)	$371	$74,450
Shares issued pursuant to stock awards, net	414	–	425	–	–	425
Tax withholding paid on behalf of employees for restricted shares	–	–	(704)	–	–	(704)
Share-based compensation	–	–	1,580	–	–	1,580
Net loss	–	–	–	(1,330)	–	(1,330)
Balance at December 31, 2025	39,682	$4	$311,171	$(237,125)	$371	$74,421

	Three Months Ended December 31, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2024	38,474	$4	$304,078	$(225,523)	$371	$78,930
Shares issued pursuant to stock awards, net	314	–	201	–	–	201
Tax withholding paid on behalf of employees for restricted shares	–	–	(359)	–	–	(359)
Share-based compensation	–	–	1,513	–	–	1,513
Net loss	–	–	–	(2,372)	–	(2,372)
Balance at December 31, 2024	38,788	$4	$305,433	$(227,895)	$371	$77,913

	Six Months Ended December 31, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2025	39,102	$4	$308,397	$(234,394)	$371	$74,378
Shares issued pursuant to stock awards, net	580	–	425	–	–	425
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,004)	–	–	(1,004)
Share-based compensation	–	–	3,353	–	–	3,353
Net loss	–	–	–	(2,731)	–	(2,731)
Balance at December 31, 2025	39,682	$4	$311,171	$(237,125)	$371	$74,421

	Six Months Ended December 31, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2024	37,872	$4	$304,001	$(223,021)	$371	$81,355
Shares issued pursuant to stock awards, net	916	–	220	–	–	220
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,901)	–	–	(1,901)
Share-based compensation	–	–	3,113	–	–	3,113
Net loss	–	–	–	(4,874)	–	(4,874)
Balance at December 31, 2024	38,788	$4	$305,433	$(227,895)	$371	$77,913

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	December 31,
	2025	2024
Operating activities
Net loss	$(2,731)	$(4,874)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	3,353	3,113
Depreciation and amortization	853	1,116
Amortization of intangible assets	1,195	2,499
Amortization of manufacturing profit in acquired inventory associated with acquisitions	18	–
Amortization of deferred debt issuance costs	29	21
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	1,831	1,711
Inventories	(721)	(400)
Contract manufacturers' receivable	1,957	(2,072)
Prepaid expenses and other current assets	(727)	(994)
Lease right-of-use assets	800	933
Other assets	(43)	(83)
Accounts payable	(639)	5,413
Accrued payroll and related expenses	692	(2,910)
Other liabilities	(84)	(470)
Net cash provided by operating activities	5,783	3,003
Investing activities
Purchases of property and equipment	(166)	(241)
Cash payment for acquisition	–	(6,458)
Net cash used in investing activities	(166)	(6,699)
Financing activities
Net proceeds from issuances of common stock	425	220
Tax withholding paid on behalf of employees for restricted shares	(1,004)	(1,901)
Borrowings on debt	4,800	–
Payments on debt	(6,906)	(1,556)
Payment of lease liabilities	(66)	(94)
Net cash used in financing activities	(2,751)	(3,331)
Increase (decrease) in cash and cash equivalents	2,866	(7,027)
Cash and cash equivalents at beginning of period	20,098	26,237
Cash and cash equivalents at end of period	$22,964	$19,210

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

1.	Company and Significant Accounting Policies

Company

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global leader in Edge AI and Industrial Internet of Things (“IoT”) solutions, delivering intelligent computing, secure connectivity, and remote management for mission-critical applications. Serving high-growth markets, including smart cities, enterprise IT, and commercial and defense unmanned systems (including drones), we enable customers to optimize operations and accelerate digital transformation. Our comprehensive portfolio of hardware, software, and services powers applications from secure video surveillance and intelligent utility infrastructure to resilient out-of-band network management. By bringing intelligence to the network edge, we help organizations achieve efficiency, security, and a competitive edge in today’s AI-driven world.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (the “SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which was filed with the SEC on August 29, 2025. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at December 31, 2025, the consolidated results of our operations for the three and six months ended December 31, 2025 and our consolidated cash flows for the six months ended December 31, 2025. All intercompany accounts and transactions have been eliminated.

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

The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any future interim periods.

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

We prepay sales commissions related to certain of these contracts, which are incremental costs of obtaining the contract. We capitalize these costs and expense them ratably on a straight-line basis over the life of the contract. At December 31, 2025, prepaid sales commissions included in prepaid expenses and other current assets totaled $175,000 and those included in other assets totaled $171,000.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(In thousands)
Embedded IoT Solutions	$13,865	$10,784	$25,332	$24,171
IoT System Solutions	13,281	18,592	29,740	37,351
Software & Services	2,628	1,785	4,496	4,062
	$29,774	$31,161	$59,568	$65,584

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(In thousands)
Americas	$20,481	$16,386	$41,132	$33,806
EMEA	5,138	9,036	10,225	19,520
Asia Pacific Japan	4,155	5,739	8,211	12,258
	$29,774	$31,161	$59,568	$65,584

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Product revenues	91%	94%	92%	94%
Service revenues	9%	6%	8%	6%

Service revenues are comprised primarily of SAAS solutions, professional services, and extended warranties.

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

The following table presents the changes in our deferred revenue balance for the six months ended December 31, 2025 (in thousands):

Balance, June 30, 2025	$5,556
New performance obligations	2,719
Recognition of revenue from satisfying performance obligations	(2,474)
Balance, December 31, 2025	5,801
Less: non-current portion of deferred revenue	(2,033)
Current portion, December 31, 2025	$3,768

During the six months ended December 31, 2025, approximately $1,975,000 of the revenue recognized as a result of satisfying performance obligations was included in the contract liability balance at the beginning of the period.

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 5 years.

3.	Supplemental Financial Information

Inventories

	December 31,	June 30,
	2025	2025
	(In thousands)
Finished goods	$16,157	$15,603
Raw materials	10,917	10,768
Inventories	$27,074	$26,371

Other Liabilities

The following table presents details of our other liabilities:

	December 31,	June 30,
	2025	2025
	(In thousands)
Current
Accrued variable consideration	$1,915	$2,557
Customer deposits and refunds	417	321
Accrued raw materials purchases	486	204
Deferred revenue	3,768	3,301
Lease liability	1,594	1,594
Taxes payable	134	103
Warranty reserve	642	663
Other accrued operating expenses	2,580	1,879
Total other current liabilities	$11,536	$10,622

Non-current
Lease liability	$7,039	$7,811
Deferred tax liability	193	172
Deferred revenue	2,033	2,255
Total other non-current liabilities	$9,265	$10,238

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(In thousands, except per share data)
Numerator:
Net loss	$(1,330)	$(2,372)	$(2,731)	$(4,874)
Denominator:
Weighted-average common shares outstanding - basic and diluted	39,496	38,631	39,343	38,330

Net loss per share - basic and diluted	$(0.03)	$(0.06)	$(0.07)	$(0.13)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(In thousands)
Common stock equivalents	1,033	508	1,070	543

Intangible Assets

The following table presents details of intangible assets:

	December 31, 2025			June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$6,793	$(6,185)	$608	$6,793	$(6,066)	$727
Customer relationships	19,116	(17,226)	1,890	19,116	(16,321)	2,795
Order backlog	297	(297)	–	297	(149)	148
Trademark and trade name	1,516	(1,471)	45	1,516	(1,448)	68
	$27,722	$(25,179)	$2,543	$27,722	$(23,984)	$3,738

We do not currently have any intangible assets with indefinite useful lives.

As of December 31, 2025, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2026 (remainder)	$367
2027	539
2028	256
2029	191
2030	191
Thereafter	999
$2,543

Restructuring, Severance and Related Charges

During the six months ended December 31, 2025, we incurred charges of approximately $136,000 related to certain headcount reductions. We may incur additional charges in future periods as we identify additional cost savings and efficiencies related to our business.

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Six Months Ended
December 31,
2025
(In thousands)
Beginning balance	$479
Charges	136
Payments	(605)
Ending balance	$10

These balances are recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheets.

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	December 31,
	2025	2024
	(In thousands)
Acquisition of property through operating leases	$84	$79
Acquisition of property through financing leases	$7	$–
Accrued property and equipment paid for in the subsequent period	$49	$14

4.	Warranty Reserve

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

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheets:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2025	2025
	(In thousands)
Beginning balance	$663	$840
Charged to cost of revenue	152	220
Usage	(173)	(397)
Ending balance	$642	$663

5.	Debt

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

The following table summarizes our outstanding debt:

	December 31,	June 30,
	2025	2025
	(In thousands)
Outstanding debt	$9,828	$11,829
Less: Unamortized debt issuance costs	(151)	(75)
Net Carrying amount of debt	9,677	11,754
Less: Current portion	–	(3,070)
Non-current portion	$9,677	$8,684

During the three and six months ended December 31, 2025, we recognized $136,000 and $313,000, respectively, of interest expense in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of debt issuance associated with the debt. As of December 31, 2025 the available borrowing capacity on the line of credit was $1,398,000.

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

As of December 31, 2025 we were in compliance with all financial covenants under the Loan Agreement.

6.	Stockholders’ Equity

Restricted Stock Units (“RSUs”)

The following table presents a summary of activity with respect to our RSUs:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2025	2,107	$3.76
Granted	924	4.05
Forfeited	(140)	3.94
Vested	(696)	4.13
Balance of RSUs outstanding at December 31, 2025	2,195	$3.76

Performance Stock Units (“PSUs”)

The following table presents a summary of activity with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2025	995
Granted	579
Forfeited	(283)
Balance of PSUs outstanding at December 31, 2025	1,291

Stock Options

The following table presents a summary of activity with respect to our stock options:

	Number of Shares	Weighted- Average Exercise Price per Share
	(In thousands)
Balance of options outstanding at June 30, 2025	215	$4.51
Forfeited	(35)	4.95
Expired	(3)	3.16
Exercised	(95)	4.47
Balance of options outstanding at December 31, 2025	82	$4.43

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each applicable functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(In thousands)
Cost of revenue	$29	$48	$64	$112
Selling, general and administrative	1,354	1,044	2,808	2,170
Research and development	197	421	481	831
Total share-based compensation expense	$1,580	$1,513	$3,353	$3,113

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of December 31, 2025:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
RSUs	$7,339	2.2
PSUs	3,406	1.9
	$10,745

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

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Effective tax rate	22%	4%	12%	7%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to (i) a tax benefit from our domestic losses being recorded with a full valuation allowance, (ii) our current estimates of pre-tax profitability for the full fiscal year and (iii) the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We have a net deferred tax liability of $193,000 and $172,000 at December 31, 2025 and June 30, 2025, respectively. This balance represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets and is recorded in other non-current liabilities on the accompanying unaudited condensed consolidated balance sheets.

The realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC Topic 740, we have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets. We have determined that it was more likely than not that Lantronix would not realize the deferred tax assets due to our cumulative losses and uncertainty of generating future taxable income and have therefore provided a full valuation allowance against our deferred tax assets as of December 31, 2025 and June 30, 2025.

New Tax Legislation

In July 2025, the U.S. government enacted comprehensive legislation commonly referred to as the One Big Beautiful Bill Act of 2025 (the “OBBB Act”). The OBBB Act, which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international). It includes reinstating the option to claim 100% accelerated depreciation deductions on qualified property and immediate expensing of domestic research and development costs. Income tax accounting guidance requires the effects of tax law changes to be recognized in the period of enactment. We have analyzed the impact of the OBBB Act to our current income tax position and have determined that it does not have material impact as we continue to project taxable losses and maintain a full valuation allowance against the future losses that would be generated by these favorable positions. We will continue to evaluate the potential future impact of the OBBB Act on our financial statements.

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

9.	Segment Reporting

The following table presents segment revenue, gross profit, and net loss for the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(In thousands)
Net revenue	$29,774	$31,161	$59,568	$65,584
Less cost of revenue:
Other costs of revenue	16,672	17,715	32,961	37,476
Share-based compensation	29	48	64	112
Amortization of manufacturing profit in acquired inventory	–	–	18	–
Depreciation and amortization	106	114	212	237
Total cost of revenue	16,807	17,877	33,255	37,825
Gross profit	12,967	13,284	26,313	27,759
Less:
Personnel-related expenses	8,465	8,446	16,955	17,049
Professional fees and outside services	781	1,069	1,886	2,561
Advertising and marketing	501	494	1,031	950
Facilities and insurance	1,058	1,083	2,132	2,142
Share-based compensation	1,551	1,465	3,289	3,001
Depreciation	301	459	641	879
Outside services	316	108	653	324
Product certifications	186	205	301	343
Other operating expenses	201	466	612	969
Restructuring, severance and related charges	43	193	136	1,093
Acquisition-related costs	40	208	83	237
Amortization of intangible assets	598	1,248	1,195	2,499
Interest expense, net	9	126	24	245
Other expense (income)	4	(8)	(179)	29
Provision for income taxes	243	94	285	312
Total segment expenses	14,297	15,656	29,044	32,633

Segment net loss	$(1,330)	$(2,372)	$(2,731)	$(4,874)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended December 31, 2025 (this “Report”). This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

Unless otherwise indicated by the context, all references to the “Company”, “Lantronix”, “we”, “us”, and “our” in this Quarterly Report on Form 10-Q include Lantronix, Inc. and its consolidated subsidiaries.

Overview

Lantronix Inc. is a global leader in Edge AI and Industrial IoT solutions, delivering intelligent computing, secure connectivity, and remote management for mission-critical applications. Serving high-growth markets, including smart cities, enterprise IT, and commercial and defense unmanned systems (including drones), we enable customers to optimize operations and accelerate digital transformation. Our comprehensive portfolio of hardware, software, and services powers applications from secure video surveillance and intelligent utility infrastructure to resilient out-of-band network management. By bringing intelligence to the network edge, we help organizations achieve efficiency, security, and a competitive edge in today’s AI-driven world.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgments are those relating to revenue recognition, sales returns and allowances, inventory valuation, valuation of deferred income taxes, valuation of goodwill and long-lived and intangible assets. These policies are described in further detail in our Annual Report on Form 10-K for the ficsal year ended June 30, 2025 and filed with the SEC on August 29, 2025 (the “Form 10-K”) and have not changed significantly during the six months ended December 31, 2025 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024

Summary

In the three months ended December 31, 2025, our net revenue decreased by $1,387,000 or 4.5%, compared to the three months ended December 31, 2024. The decrease in net revenue was driven by a 28.6% decrease in net revenue in our IoT System Solutions product line, partially offset by increases in net revenue in our Embedded IoT Solutions product line of 28.6% and our Software and Services product line of 47.2%. We had a net loss of $1,330,000 for the three months ended December 31, 2025 compared to a net loss of $2,372,000 for the three months ended December 31, 2024. The improvement in net loss was primarily driven by a decrease in operating expenses of $1,403,000 for the three months ended December 31, 2025 compared to the three months ended December 31, 2024.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$13,865	46.6%	$10,784	34.6%	$3,081	28.6%
IoT System Solutions	13,281	44.6%	18,592	59.7%	(5,311)	(28.6%)
Software & Services	2,628	8.8%	1,785	5.7%	843	47.2%
	$29,774	100.0%	$31,161	100.0%	$(1,387)	(4.5%)

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Americas	$20,481	68.8%	$16,386	52.6%	$4,095	25.0%
EMEA	5,138	17.3%	9,036	29.0%	(3,898)	(43.1%)
APJ	4,155	13.9%	5,739	18.4%	(1,584)	(27.6%)
	$29,774	100.0%	$31,161	100.0%	$(1,387)	(4.5%)

Embedded IoT Solutions

Net revenue increased primarily due to (i) higher unit sales of our embedded compute products, which includes our drone and aerospace and defense programs, in the Americas and EMEA regions and (ii) higher unit sales of our embedded ethernet connectivity and wireless communication products in the Americas and APJ regions.

IoT System Solutions

Net revenue decreased primarily due to reduced sales to Gridspertise. We did not have any shipments to this customer in the current quarter, as compared to approximately $5.8 million the prior year quarter. The year-over-year decrease in revenue from this customer was partially offset by (i) increased unit sales of our network switches in the Americas and APJ regions and (ii) increased unit sales of our routers and modems products across all regions.

Software and Services

Net revenue increased primarily due to higher SaaS solutions revenue in the Americas and increased engineering services in EMEA..

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

The following table presents our gross profit:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$12,967	43.6%	$13,284	42.6%	$(317)	(2.4%)

Gross profit as a percentage of revenue (referred to as “gross margin”) increased primarily as a result of our product sales mix. This was primarily driven by the absence of revenue from Gridspertise in the current period, and a slightly higher percentage of our current period revenue derived from software and services.

We currently expect that gross margin will fluctuate in the future, from period-to-period, based on changes in our product mix, average selling prices, and average manufacturing costs.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, advertising and marketing expenses, and professional, legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,358		$5,154		$204	4.0%
Professional fees and outside services	781		1,069		(288)	(26.9%)
Advertising and marketing	501		494		7	1.4%
Facilities and insurance	494		385		109	28.3%
Share-based compensation	1,354		1,044		310	29.7%
Depreciation	252		348		(96)	(27.6%)
Other	–		317		(317)	(100.0%)
Selling, general and administrative	$8,740	29.4%	$8,811	28.3%	$(71)	(0.8%)

Selling, general and administrative expenses decreased slightly due to lower legal fees and various professional and outside services costs. We recovered certain previously written-off receivables, the benefit of which is included in the “other” category in the table above. This was partially offset by (i) increased share-based compensation costs driven by new stock awards granted during the current fiscal year, and (ii) slightly higher personal-related expenses.

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

The following table presents our research and development expenses:

	Three Months Ended December 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$3,107		$3,292		$(185)	(5.6%)
Facilities	564		698		(134)	(19.2%)
Outside services	316		108		208	192.6%
Product certifications	185		205		(20)	(9.8%)
Share-based compensation	197		421		(224)	(53.2%)
Other	251		260		(9)	(3.5%)
Research and development	$4,620	15.5%	$4,984	16.0%	$(364)	(7.3%)

Research and development expenses decreased due to (i) lower personnel-related expenses in our engineering groups driven by restructuring activities during the previous fiscal year, (ii) lower facilities-related equipment and software costs, (iii) reduced share-based compensation costs based on the value of new and outstanding awards. These decreases were partially offset by increased spending on outsourced product development, which is included in the “outside services” category in the table above.

Results of Operations – Six Months Ended December 31, 2025 Compared to the Six Months Ended December 31, 2024

Summary

In the six months ended December 31, 2025, our net revenue decreased by $6,016,000 or 9.2%, compared to the six months ended December 31, 2024. The decrease in net revenue was driven by an 20.4% decrease in net revenue in our IoT System Solutions product line. These decreases were partially offset by a 4.8% increase in net revenue in our Embedded IoT Solutions product line and as well as a 10.7% increase in our Software and Services product line. We had a net loss of $2,731,000 for the six months ended December 31, 2025 compared to a net loss of $4,874,000 for the six months ended December 31, 2024. The decrease in net loss was primarily driven by a reduction in operating expenses of $3,133,000 for the six months ended December 31, 2025 compared to the six months ended December 31, 2024.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$25,332	42.5%	$24,171	36.9%	$1,161	4.8%
IoT System Solutions	29,740	49.9%	37,351	57.0%	(7,611)	(20.4%)
Software & Services	4,496	7.6%	4,062	6.1%	434	10.7%
	$59,568	100.0%	$65,584	100.0%	$(6,016)	(9.2%)

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Americas	$41,132	69.1%	$33,806	51.5%	$7,326	21.7%
EMEA	10,225	17.2%	19,520	29.8%	(9,295)	(47.6%)
APJ	8,211	13.7%	12,258	18.7%	(4,047)	(33.0%)
	$59,568	100.0%	$65,584	100.0%	$(6,016)	(9.2%)

Embedded IoT Solutions

Net revenue increased primarily due to higher unit sales of (i) our embedded compute product line in the Americas and EMEA regions, (ii) our legacy embedded ethernet connectivity products in the Americas and APJ regions, and (iii) our wireless communications products in the Americas and APJ regions. This increase was partially offset by lower unit sales of (i) our network interface card products in the Americas and EMEA regions and (ii) our OOB products in the Americas and EMEA regions.

IoT System Solutions

Net revenue decreased primarily due to reduced sales to Gridspertise. We did not have any shipments to this customer in the in the six months ended December 31, 2025, as compared to just over $11 million of revenue during the six months ended December 31, 2024. The year-over-year decrease in revenue from this customer was partially offset by (i) increased unit sales of our network switches in the Americas and APJ regions and (ii) increased unit sales of our telematic gateways in the Americas, APJ and EMEA regions.

Software & Services

Net revenue increased primarily due to higher SaaS solutions in the Americas and EMEA regions. This increase was partially offset by a decrease in our extended warranty services in the Americas region.

Gross Profit

The following table presents our gross profit:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$26,313	44.2%	$27,759	42.3%	$(1,446)	(5.2%)

Gross margin increased primarily as a result of our product sales mix. This was primarily driven by the absence of revenue from Gridspertise in the current period, and also a slightly higher percentage of our current period revenue derived from software and services.

We currently expect that gross margin will fluctuate in the future, from period-to-period, based on changes in our product mix, average selling prices, and average manufacturing costs.

Selling, General and Administrative

The following table presents our selling, general and administrative expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$10,758		$10,485		$273	2.6%
Professional fees and outside services	1,886		2,561		(675)	(26.4%)
Advertising and marketing	1,031		950		81	8.5%
Facilities and insurance	976		796		180	22.6%
Share-based compensation	2,808		2,170		638	29.4%
Depreciation	542		699		(157)	(22.5%)
Other	281		617		(336)	(54.5%)
Selling, general and administrative	$18,282	30.7%	$18,278	27.9%	$4	0.0%

Selling, general and administrative expenses in total remained relatively consistent year-over-year. In the current year, we saw decreases in (i) legal fees and certain other professional and outside services costs and (ii) the benefit from recovering certain receivables as described above. These were largely offset by increases in share-based compensation costs driven by stock award activity in the current fiscal year, and slightly higher headcount and insurance costs.

Research and Development

The following table presents our research and development expenses:

	Six Months Ended December 31,
		% of Net		% of Net	Change
	2025	Revenue	2024	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$6,197		$6,564		$(367)	(5.6%)
Facilities	1,156		1,346		(190)	(14.1%)
Outside services	653		324		329	101.5%
Product certifications	301		343		(42)	(12.2%)
Share-based compensation	481		831		(350)	(42.1%)
Other	430		532		(102)	(19.2%)
Research and development	$9,218	15.5%	$9,940	15.2%	$(722)	(7.3%)

Research and development expenses decreased due to (i) lower personnel-related expenses in our engineering groups resulting from restructuring activities in the previous fiscal year, (ii) lower facilities-related equipment and software costs, and (iii) reduced share-based compensation costs based on stock award activity in the current fiscal year. These decreases were partially offset by increased spending on outsourced product development, which is included in the “outside services” category in the table above.

Restructuring, Severance and Related Charges

During the three and six months ended December 31, 2025, we incurred charges of $43,000 and $136,000, respectively, related to headcount reductions. During the three and six months ended December 31, 2024, we incurred $193,000 and $1,093,000, respectively, of restructuring, severance and related charges.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and efficiencies related to our business.

Interest Expense, Net

For the three and six months ended December 31, 2025 and December 31, 2024, we incurred net interest expense due to borrowings on our credit facilities. We also earn interest income on our domestic cash balance.

Other Income (Expense), Net

Our other income (expense), net, is comprised primarily of foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currencies are the U.S. dollar.

Provision for Income Taxes

Refer to Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion regarding our provision for income taxes.

Liquidity and Capital Resources

Liquidity

The following table presents our working capital and cash and cash equivalents balances:

	December 31,	June 30,
	2025	2025	Change
	(In thousands)
Working capital	$49,533	$46,971	$2,562
Cash and cash equivalents	$22,964	$20,098	$2,866

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under our Loan Agreement (as defined in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report), and cash generated from operations. We are subject to a variable amount of interest on the principal balance of our borrowings and could be adversely impacted by rising interest rates in the future. We believe that our current cash holdings, net cash provided by operating activities, and expected availability under our Loan Agreement will be sufficient to fund our material requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months and beyond. We continue to monitor our existing banking relationships and the availability of potential alternate sources of credit based on market conditions and our ongoing capital requirements. There can be no guarantee that we would be able to obtain any needed alternate financing on acceptable terms, or at all, or that such a financing would not result in a default under the Loan Agreement. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	December 31,
	2025	2024	Change
	(In thousands)
Net cash provided by operating activities	$5,783	$3,003	$2,780
Net cash used in investing activities	$(166)	$(6,699)	$6,533
Net cash used in financing activities	$(2,751)	$(3,331)	$580

Operating Activities

Cash provided by operating activities during the six months ended December 31, 2025 increased compared to the prior year period primarily as a result of strong collections on accounts receivable, and a reduction in net loss in the current period. For the six months ended December 31, 2025, our net loss included $5,448,000 of non-cash charges, while the changes in operating assets and liabilities provided net cash of $3,066,000.

Accounts receivable decreased by $1,831,000, or 7.3%, from June 30, 2025 to December 31, 2025. The decrease was primarily due to the timing of payments from certain customers.

Contract manufacturers’ receivables decreased by $1,957,000, or 63.7%, from June 30, 2025 to December 31, 2025. The decrease is primarily due to timing of shipments of components to contract manufacturers during the fiscal period.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2025 and 2024 consisted of purchases of equipment totaling $166,000 and $241,000, respectively, primarily for computer hardware and tooling at our contract manufacturers and certain research and development projects. Net cash used in investing activities for the six months ended December 31, 2024 also includes the acquisition of Netcomm, which used cash of $6,458,000.

Financing Activities

Net cash used in financing activities during the six months ended December 31, 2025 resulted primarily from net principal payments and borrowings on our Loan Agreement, as well as from tax withholdings paid on behalf of employees for restricted shares. Net cash used in financing activities during the six months ended December 31, 2024 resulted primarily from tax withholdings paid on behalf of employees for restricted shares as well as principal payments on our previous term loan borrowings.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended December 31, 2025 (this “Report”), which is incorporated herein by reference, for a discussion of legal proceedings.

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

Risks Related to Our Operations and Industry

We depend upon a relatively small number of distributors and end-user customers for a large portion of our revenue, and a decline in sales to these major customers would materially adversely affect our business, financial condition, and results of operations.

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

Some of our integrated circuits are only available from a single source and in some cases, are no longer being manufactured. From time to time, integrated circuits, and potentially other components used in our products, will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have been in the past and may in the future be subject to market shortages and substantial price fluctuations, whether due to a pandemic or epidemic, the war between Ukraine and Russia, conflict in the Middle East, hostilities in the Red Sea, tensions between China and Taiwan, increased tariffs and changes in U.S. trade policies or otherwise. For instance, the market is currently experiencing memory supply shortages, which may lead to higher costs and constrained availability of memory components. From time to time, we have been unable to meet customer orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components, including semiconductor chips, or technology for our products and instead purchase components on a purchase order basis. If we are unable to purchase components from these suppliers, our product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenue, risk losing customers and risk harm to our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations.

Our business related to government contracts subjects us to additional risks.

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

From time to time, we may transition the manufacturing of certain products from one contract manufacturer to another. For example, in connection to the increased tariffs imposed by the U.S. against China, we have transitioned our contract manufacturing out of China for U.S.-bound products. Although all of our contract manufacturers are now located outside of China, we have and may in the future incur substantial expenses, risk material delays or encounter other unexpected issues in connection with this transition or future transitions.

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

Although we have taken steps to protect the security of our information systems, we have, from time to time, experienced, and we expect to continue experiencing, threats to our data and systems, including malware, phishing and computer virus attacks, and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. In addition, due to the fast pace and unpredictability of cybersecurity threats, including from emerging technologies, such as advanced forms of machine learning, AI, and quantum computing, long-term implementation plans designed to address cybersecurity risks become obsolete quickly and, in some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. In addition, such threats could be introduced as a result of our customers and business partners incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI generated source code. Any unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.

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

There is also the possibility of federal privacy legislation and increased enforcement by the Federal Trade Commission under its power to regulate unfair and deceptive trade practices. Markets in the Asia Pacific region have also recently adopted GDPR-like legislation, including China’s Personal Information Protection Law. Failure to meet Privacy and Data Protection Law requirements could result in significant civil penalties (including fines up to 4% of annual worldwide revenue under the GDPR) as well as criminal penalties. Privacy and data protection law requirements also confer a private right of action in some countries, including under the GDPR.

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

In addition, our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, cybersecurity breaches, IT systems failure, terrorist attacks, climate change and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults and, therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance for direct earthquake-related losses. If a business interruption occurs, whether due to a natural disaster or otherwise, our business could be materially and adversely affected.

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

The terms of our Fourth Amended and Restated Loan and Security Agreement (the “Loan Agreement”) restrict, among other things, our ability to incur liens or indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain transactions with our affiliates. Further, we are currently and may in the future be required to maintain specified financial ratios, including pursuant to a minimum interest coverage ratio, and to satisfy a minimum liquidity test. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to our Loan Agreement, we have pledged substantially all of our assets to our senior lender, SVB. In addition, our Loan Agreement requires us to hold 75% of our US cash balances at SVB, which may limit our ability to manage our cash holdings effectively.

Risks Related to International Operations

Future imposition of tariffs could materially and adversely affect our business and results of operations.

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. Higher interest rates may hinder opportunities in markets where we do business, have negative impacts on the global economy, and may lead customers to decrease or delay spending on products and projects, including on products that we sell, which may have a material adverse effect on our business, financial condition and results of operations. In addition, higher interest rates impact the amount of interest we pay for our debt obligations and leases and continue and sustained increases in interest rates has in the past and may in the future negatively impact our financing costs or cash flow.

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

Insider Trading Arrangements

During the quarter ended December 31, 2025, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	08/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8-K	3.2	11/15/2012

10.1*	Amendment to Offer Letter, dated as of January 1, 2026, between Brent Stringham and Lantronix, Inc.		8-K	10.1	01/06/2026

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: February 5, 2026	By:	/s/ SALEEL AWSARE
Saleel Awsare
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ BRENT STRINGHAM
Brent Stringham
Chief Financial Officer
(Principal Financial and Accounting Officer)

