Form 10-Q
period 2026-03-31
LANTRONIX INC
filed 2026-05-07
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, there were 39,816,930 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (the “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our expectations with respect to the development of new products, gross margin, cost savings and other statements regarding matters that are not historical are forward-looking statements.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	June 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$23,515	$20,098
Accounts receivable, net	23,510	25,092
Inventories, net	26,422	26,371
Contract manufacturers' receivables	884	3,071
Prepaid expenses and other current assets	2,647	2,761
Total current assets	76,978	77,393
Property and equipment, net	1,673	2,456
Goodwill	31,089	31,089
Intangible assets, net	2,327	3,738
Lease right-of-use assets	7,307	8,422
Other assets	643	624
Total assets	$120,017	$123,722

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,729	$13,259
Accrued payroll and related expenses	3,860	3,471
Current portion of long-term debt, net	–	3,070
Other current liabilities	10,503	10,622
Total current liabilities	28,092	30,422
Long-term debt, net	8,691	8,684
Other non-current liabilities	8,764	10,238
Total liabilities	45,547	49,344

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	312,428	308,397
Accumulated deficit	(238,306)	(234,394)
Accumulated other comprehensive income	344	371
Total stockholders' equity	74,470	74,378
Total liabilities and stockholders' equity	$120,017	$123,722

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net revenue	$30,177	$28,500	$89,745	$94,084
Cost of revenue	17,172	16,097	50,427	53,922
Gross profit	13,005	12,403	39,318	40,162
Operating expenses:
Selling, general and administrative	9,432	8,959	27,714	27,237
Research and development	4,149	4,463	13,367	14,403
Restructuring, severance and related charges	288	1,581	424	2,674
Acquisition-related costs	48	100	131	337
Amortization of intangible assets	216	879	1,411	3,378
Total operating expenses	14,133	15,982	43,047	48,029
Loss from operations	(1,128)	(3,579)	(3,729)	(7,867)
Interest expense, net	(2)	(159)	(26)	(404)
Other income (expense), net	(17)	(19)	162	(48)
Loss before income taxes	(1,147)	(3,757)	(3,593)	(8,319)
Provision for income taxes	34	111	319	423
Net loss	$(1,181)	$(3,868)	$(3,912)	$(8,742)

Net loss per share - basic and diluted	$(0.03)	$(0.10)	$(0.10)	$(0.23)

Weighted-average common shares - basic and diluted	39,731	38,820	39,472	38,493

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended March 31, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2025	39,682	$4	$311,171	$(237,125)	$371	$74,421
Shares issued pursuant to stock awards, net	134	–	15	–	–	15
Tax withholding paid on behalf of employees for restricted shares	–	–	(359)	–	–	(359)
Share-based compensation	–	–	1,601	–	–	1,601
Reclassification of foreign currency translation adjustments	–	–	–	–	(27)	(27)
Net loss	–	–	–	(1,181)	–	(1,181)
Balance at March 31, 2026	39,816	$4	$312,428	$(238,306)	$344	$74,470

	Three Months Ended March 31, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2024	38,788	$4	$305,433	$(227,895)	$371	$77,913
Shares issued pursuant to stock awards, net	102	–	–	–	–	–
Tax withholding paid on behalf of employees for restricted shares	–	–	(92)	–	–	(92)
Share-based compensation	–	–	1,517	–	–	1,517
Net loss	–	–	–	(3,868)	–	(3,868)
Balance at March 31, 2025	38,890	$4	$306,858	$(231,763)	$371	$75,470

	Nine Months Ended March 31, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2025	39,102	$4	$308,397	$(234,394)	$371	$74,378
Shares issued pursuant to stock awards, net	714	–	439	–	–	439
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,362)	–	–	(1,362)
Share-based compensation	–	–	4,954	–	–	4,954
Reclassification of foreign currency translation adjustments	–	–	–	–	(27)	(27)
Net loss	–	–	–	(3,912)	–	(3,912)
Balance at March 31, 2026	39,816	$4	$312,428	$(238,306)	$344	$74,470

	Nine Months Ended March 31, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2024	37,872	$4	$304,001	$(223,021)	$371	$81,355
Shares issued pursuant to stock awards, net	1,018	–	220	–	–	220
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,993)	–	–	(1,993)
Share-based compensation	–	–	4,630	–	–	4,630
Net loss	–	–	–	(8,742)	–	(8,742)
Balance at March 31, 2025	38,890	$4	$306,858	$(231,763)	$371	$75,470

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 31,
	2026	2025
Operating activities
Net loss	$(3,912)	$(8,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	4,954	4,630
Depreciation and amortization	1,248	1,618
Amortization of intangible assets	1,411	3,378
Amortization of manufacturing profit in acquired inventory associated with acquisitions	18	44
Amortization of deferred debt issuance costs	43	35
Gain on reversal of foreign currency translation	(27)	–
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	1,582	7,631
Inventories	(69)	300
Contract manufacturers' receivables	2,187	(236)
Prepaid expenses and other current assets	114	(694)
Lease right-of-use assets	1,206	1,389
Other assets	(19)	16
Accounts payable	408	650
Accrued payroll and related expenses	389	(1,972)
Other liabilities	(1,583)	(1,814)
Net cash provided by operating activities	7,950	6,233

Investing activities
Purchases of property and equipment	(403)	(362)
Cash payment for acquisition	–	(6,458)
Net cash used in investing activities	(403)	(6,820)

Financing activities
Net proceeds from issuances of common stock	439	220
Tax withholding paid on behalf of employees for restricted shares	(1,362)	(1,993)
Borrowings on debt	8,800	–
Payments on debt	(11,906)	(3,735)
Payment of lease liabilities	(101)	(143)
Net cash used in financing activities	(4,130)	(5,651)
Increase (decrease) in cash and cash equivalents	3,417	(6,238)
Cash and cash equivalents at beginning of period	20,098	26,237
Cash and cash equivalents at end of period	$23,515	$19,999

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (the “SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which was filed with the SEC on August 29, 2025. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at March 31, 2026, the consolidated results of our operations for the three and nine months ended March 31, 2026 and our consolidated cash flows for the nine months ended March 31, 2026. All intercompany accounts and transactions have been eliminated.

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

The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The new standard provides that a business entity disclose (i) a tabular income tax rate reconciliation, using both percentages and amounts, (ii) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (iii) amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions greater than 5% of total income taxes paid. Lantronix will adopt the standard on a prospective basis beginning with our annual financial statements for the fiscal year ending June 30, 2026. The impact of adopting this guidance is not expected to have a material effect on our consolidated financial statements, since it requires only enhancements to existing income tax disclosures in the footnotes to our consolidated financial statements.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Instatement Expenses, which will require disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including disclosure of amounts for (i) purchases of inventory, (ii) employee compensation, (iii) depreciation and (iv) intangible asset amortization, included in each relevant expense caption. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. The standard will be effective for our annual financial statements beginning with our fiscal year ending June 30, 2028. We are currently evaluating the impact of this accounting standard on our financial statement presentation and its related disclosures.

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

We prepay sales commissions related to certain of these contracts, which are incremental costs of obtaining the contract. We capitalize these costs and expense them ratably on a straight-line basis over the life of the contract. At March 31, 2026, prepaid sales commissions included in prepaid expenses and other current assets totaled $125,000 and those included in other assets totaled $149,000.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(In thousands)
Embedded IoT Solutions	$14,616	$11,990	$39,948	$36,161
IoT System Solutions	13,229	14,730	42,969	52,081
Software & Services	2,332	1,780	6,828	5,842
	$30,177	$28,500	$89,745	$94,084

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(In thousands)
Americas	$20,268	$16,497	$61,400	$50,303
EMEA	6,175	6,048	16,400	25,568
Asia Pacific Japan	3,734	5,955	11,945	18,213
	$30,177	$28,500	$89,745	$94,084

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

Product revenues	92%	94%	92%	94%
Service revenues	8%	6%	8%	6%

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

The following table presents the changes in our deferred revenue balance for the nine months ended March 31, 2026 (in thousands):

Balance, June 30, 2025	$5,556
New performance obligations	3,427
Recognition of revenue from satisfying performance obligations	(3,956)
Balance, March 31, 2026	5,027
Less: non-current portion of deferred revenue	1,922
Current portion, March 31, 2026	$3,105

During the nine months ended March 31, 2026, approximately $2,320,000 of the revenue recognized as a result of satisfying performance obligations was included in the contract liability balance at the beginning of the period.

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 5 years.

3.	Supplemental Financial Information

Inventories

	March 31,	June 30,
	2026	2025
	(In thousands)
Finished goods	$15,291	$15,603
Raw materials	11,131	10,768
Inventories	$26,422	$26,371

Other Liabilities

The following table presents details of our other liabilities:

	March 31,	June 30,
	2026	2025
	(In thousands)
Current
Accrued variable consideration	$1,783	$2,557
Customer deposits and refunds	334	321
Accrued raw materials purchases	292	204
Deferred revenue	3,105	3,301
Lease liability	1,546	1,594
Taxes payable	151	103
Warranty reserve	647	663
Other accrued operating expenses	2,645	1,879
Total other current liabilities	$10,503	$10,622

Non-current
Lease liability	$6,638	$7,811
Deferred tax liability	204	172
Deferred revenue	1,922	2,255
Total other non-current liabilities	$8,764	$10,238

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(In thousands, except per share data)
Numerator:
Net loss	$(1,181)	$(3,868)	$(3,912)	$(8,742)
Denominator:
Weighted-average common shares outstanding - basic and diluted	39,731	38,820	39,472	38,493

Net loss per share - basic and diluted	$(0.03)	$(0.10)	$(0.10)	$(0.23)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(In thousands)
Common stock equivalents	1,080	579	1,002	577

Intangible Assets

The following table presents details of intangible assets:

	March 31, 2026			June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$6,793	$(6,244)	$549	$6,793	$(6,066)	$727
Customer relationships	19,115	(17,371)	1,744	19,116	(16,321)	2,795
Order backlog	297	(297)	–	297	(149)	148
Trademark and trade name	91	(57)	34	1,516	(1,448)	68
	$26,296	$(23,969)	$2,327	$27,722	$(23,984)	$3,738

We do not currently have any intangible assets with indefinite useful lives.

As of March 31, 2026, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2026 (remainder)	$150
2027	539
2028	256
2029	191
2030	191
Thereafter	1,000
$2,327

Restructuring, Severance and Related Charges

During the three and nine months ended March 31, 2026, we incurred charges of $288,000 and $424,000, respectively, related to certain headcount reductions. We may incur additional charges in future periods as we identify additional cost savings and efficiencies related to our business.

The following table presents details of the liability we recorded related to restructuring, severance and related activities:

Nine Months Ended
March 31,
2026
(In thousands)
Beginning balance	$479
Charges	424
Payments	(777)
Ending balance	$126

These balances are recorded in accrued payroll and related expenses in the accompanying unaudited condensed consolidated balance sheets.

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,
	2026	2025
	(In thousands)
Acquisition of property through operating leases	$84	$796
Acquisition of property through financing leases	$7	$–
Accrued property and equipment paid for in the subsequent period	$62	$8

Accumulated Other Comprehensive Income

As a result of the final dissolution of a foreign subsidiary, during the quarter ended March 31, 2026, we reclassified to other income $27,000 in accumulated foreign currency translation adjustments related to this subsidiary that were previously suspended in accumulated other comprehensive income.

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

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheets:

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2026	2025
	(In thousands)
Beginning balance	$663	$840
Charged to cost of revenue	233	220
Usage	(249)	(397)
Ending balance	$647	$663

5.	Debt

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

The following table summarizes our outstanding debt:

	March 31,	June 30,
	2026	2025
	(In thousands)
Outstanding debt	$8,828	$11,829
Less: Unamortized debt issuance costs	(137)	(75)
Net Carrying amount of debt	8,691	11,754
Less: Current portion	–	(3,070)
Non-current portion	$8,691	$8,684

During the three and nine months ended March 31, 2026, we recognized $122,000 and $435,000, respectively, of interest expense in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of issuance costs associated with debt. As of March 31, 2026 the available borrowing capacity on the line of credit was $1,847,000.

Financial Covenants

The Loan Agreement requires Lantronix to comply with a minimum liquidity test and a minimum interest coverage ratio.

Liquidity

The Loan Agreement requires that we maintain a minimum liquidity of $5,000,000 at SVB, as measured at the end of each month.

Interest Coverage ratio

The Loan Agreement requires that we maintain a minimum interest coverage ratio, calculated as the ratio of interest expense for the trailing 12-month period to the consolidated trailing 12-month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions of 1.50 to 1.00 for each calendar quarter.

As of March 31, 2026 we were in compliance with all financial covenants under the Loan Agreement.

6.	Stockholders’ Equity

Restricted Stock Units (“RSUs”)

The following table presents a summary of activity with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2025	2,107	$3.76
Granted	924	4.05
Forfeited	(241)	3.45
Vested	(885)	4.00
Balance of RSUs outstanding at March 31, 2026	1,905	$3.83

Performance Stock Units (“PSUs”)

The following table presents a summary of activity with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2025	995
Granted	579
Forfeited	(283)
Balance of PSUs outstanding at March 31, 2026	1,291

Stock Options

The following table presents a summary of activity with respect to our stock options:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share
	(In thousands)
Balance of options outstanding at June 30, 2025	215	$4.51
Forfeited	(35)	4.95
Expired	(3)	3.16
Exercised	(100)	4.41
Balance of options outstanding at March 31, 2026	77	$4.50

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expenses included in each applicable functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(In thousands)
Cost of revenue	$36	$34	$100	$146
Selling, general and administrative	1,358	1,159	4,166	3,329
Research and development	207	324	688	1,155
Total share-based compensation expense	$1,601	$1,517	$4,954	$4,630

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of March 31, 2026:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Restricted stock units	$6,016	2.0
Performance stock units	2,846	1.8
	$8,862

7.	Income Taxes

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Effective tax rate	3%	3%	9%	5%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to (i) a tax benefit from our domestic losses being recorded with a full valuation allowance, (ii) our current estimates of pre-tax profitability for the full fiscal year and (iii) the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We have a net deferred tax liability of $204,000 and $172,000 at March 31, 2026 and June 30, 2025, respectively. This balance represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets and is recorded in other non-current liabilities on the accompanying unaudited condensed consolidated balance sheets.

The realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC Topic 740, we have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets. We have determined that it was more likely than not that Lantronix would not realize the deferred tax assets due to our cumulative losses and uncertainty of generating future taxable income and have therefore provided a full valuation allowance against our deferred tax assets as of March 31, 2026 and June 30, 2025.

New Tax Legislation

In July 2025, the U.S. government enacted comprehensive legislation commonly referred to as the One Big Beautiful Bill Act of 2025 (the “OBBB Act”). The OBBB Act includes a broad range of tax reform provisions, such as extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international). It also includes reinstating the option to claim 100% accelerated depreciation deductions on qualified property and immediate expensing of domestic research and development costs. Income tax accounting guidance requires the effects of tax law changes to be recognized in the period of enactment. We have analyzed the impact of the OBBB Act to our current income tax position and have determined that it does not have material impact as we continue to project taxable losses and maintain a full valuation allowance against the future losses that would be generated by these favorable positions. We will continue to evaluate the potential future impact of the OBBB Act on our financial statements.

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

9.	Segment Reporting

The following table presents segment revenue, gross profit, and net loss for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(In thousands)
Net revenue	$30,177	$28,500	$89,745	$94,084
Less cost of revenue:
Other costs of revenue	17,028	15,918	49,989	53,394
Share-based compensation	36	34	100	146
Amortization of manufacturing profit in acquired inventory	–	44	18	44
Depreciation and amortization	108	101	320	338
Total cost of revenue	17,172	16,097	50,427	53,922
Gross profit	13,005	12,403	39,318	40,162
Less:
Personnel-related expenses	8,080	8,038	25,035	25,087
Professional fees and outside services	958	1,128	2,844	3,689
Advertising and marketing	741	607	1,772	1,557
Facilities and insurance	1,113	1,085	3,245	3,227
Share-based compensation	1,565	1,483	4,854	4,484
Depreciation	287	456	887	1,224
Outside services	294	269	947	527
Product certifications	111	39	412	382
Other operating expenses	432	317	1,085	1,463
Restructuring, severance and related charges	288	1,581	424	2,674
Acquisition-related costs	48	100	131	337
Amortization of intangible assets	216	879	1,411	3,378
Interest expense, net	2	159	26	404
Other expense (income)	17	19	(162)	48
Provision for income taxes	34	111	319	423
Total segment expenses	14,186	16,271	43,230	48,904
Segment net loss	$(1,181)	$(3,868)	$(3,912)	$(8,742)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (this “Report”). This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

Recent Developments

In March 2026, the U.S. Court of International Trade issued a ruling indicating that importers that paid tariffs under the International Emergency Economic Powers Act (“IEEPA”) may be entitled to refunds. The Company has paid tariffs on certain imported products and materials that were subject to IEEPA-based duties. The nature, timing, and extent of any such refunds remain uncertain. As of March 31, 2026, the Company has not recognized any amounts related to the potential recovery of such tariff-related costs.

Recent Accounting Pronouncements

Refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgments are those relating to revenue recognition, sales returns and allowances, inventory valuation, valuation of deferred income taxes, and valuation of goodwill and long-lived and intangible assets. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 and filed with the SEC on August 29, 2025 (the “Form 10-K”) and have not changed significantly during the nine months ended March 31, 2026 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Summary

In the three months ended March 31, 2026, our net revenue increased by $1,677,000 or 5.9%, compared to the three months ended March 31, 2025. The increase in net revenue was driven by a 21.9% increase in net revenue in our Embedded IoT Solutions product line and a 31.0% increase in our Software and Services product line, and was partially offset by a 10.2% decrease in net revenue in our IoT System Solutions product line. We had a net loss of $1,181,000 for the three months ended March 31, 2026 compared to a net loss of $3,868,000 for the three months ended March 31, 2025. The decrease in net loss was primarily driven by the increase in revenues and reduction in operating expenses of $1,849,000 for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$14,616	48.4%	$11,990	42.1%	$2,626	21.9%
IoT System Solutions	13,229	43.8%	14,730	51.7%	(1,501)	(10.2%	)
Software & Services	2,332	7.8%	1,780	6.2%	552	31.0%
	$30,177	100.0%	$28,500	100.0%	$1,677	5.9%

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Americas	$20,268	67.2%	$16,497	57.9%	$3,771	22.9%
EMEA	6,175	20.5%	6,048	21.2%	127	2.1%
APJ	3,734	12.3%	5,955	20.9%	(2,221)	(37.3%	)
	$30,177	100.0%	$28,500	100.0%	$1,677	5.9%

Embedded IoT Solutions

Net revenue increased primarily due to (i) higher unit sales of our embedded compute products, which includes our drone and aerospace and defense products, in the Americas and EMEA regions, and (ii) higher unit sales of our embedded wired connectivity products across all regions, reflecting continued customer demand for embedded ethernet and compute solutions. These increases were partially offset by lower unit sales of certain legacy products, including our network interface cards and optics, primarily in the Americas and EMEA regions.

IoT System Solutions

Net revenue decreased mainly due to (i) reduced unit sales in our media converters product family across all regions, (ii) decreased unit sales of our gateways, routers, and modems, particularly in the APJ region, and (iii) decreased unit sales of our telematics gateways in the Americas region, as revenues from these products can be dependent on project-based capital spending and customer deployment schedules. These decreases were partially offset by higher unit sales of our network switches across all regions.

Software & Services

Net revenue increased primarily due to higher SaaS solutions revenue in the Americas and increased engineering services in the EMEA region.

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

The following table presents our gross profit:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$13,005	43.1%	$12,403	43.5%	$602	4.9%

Gross profit as a percentage of revenue (referred to as “gross margin”) decreased primarily as a result of our sales mix, and certain inventory and overhead costs that were higher than the prior year.

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

The following table presents our selling, general and administrative expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,294		$5,096		$198	3.9%
Professional fees and outside services	958		1,128		(170)	(15.1%	)
Advertising and marketing	741		607		134	22.1%
Facilities and insurance	522		420		102	24.3%
Share-based compensation	1,358		1,159		199	17.2%
Depreciation	246		345		(99)	(28.7%	)
Other	313		204		109	53.4%
Selling, general and administrative	$9,432	31.3%	$8,959	31.4%	$473	5.3%

Selling, general and administrative expenses increased primarily due to (i) higher personnel-related expenses, mostly variable compensation accruals, (ii) increased share-based compensation costs driven by new stock awards granted during the current fiscal year, and (iii) higher advertising and marketing related to promotional and trade show spending. These increases were partially offset by a decrease in professional fees, particularly legal expenditures.

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

The following table presents our research and development expenses:

	Three Months Ended March 31,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,786		$2,942		$(156)	(5.3%	)
Facilities	591		665		(74)	(11.1%	)
Outside services	294		269		25	9.3%
Product certifications	111		39		72	184.6%
Share-based compensation	207		324		(117)	(36.1%	)
Other	160		224		(64)	(28.6%	)
Research and development	$4,149	13.7%	$4,463	15.7%	$(314)	(7.0%	)

Research and development expenses decreased primarily due to (i) lower personnel-related expenses in our engineering team resulting from restructuring activities during the current and prior fiscal years, (ii) reduced share-based compensation costs based on the value of new and outstanding awards, and (iii) lower facilities-related equipment and software costs.

Results of Operations – Nine Months Ended March 31, 2026 Compared to the Nine Months Ended March 31, 2025

Summary

In the nine months ended March 31, 2026, our net revenue decreased by $4,339,000, or 4.6%, compared to the nine months ended March 31, 2025. The decrease in net revenue was driven by a 17.5% decrease in our IoT System Solutions product line, partially offset by a 10.5% increase in net revenue in our Embedded IoT Solutions product line and a 16.9% increase in our Software and Services product line. We had a net loss of $3,912,000 for the nine months ended March 31, 2026, compared to a net loss of $8,742,000 for the nine months ended March 31, 2025. The improvement in net loss was primarily driven by a decrease in operating expenses of $4,982,000 for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025, partially offset by the decrease in gross profit over the same period.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$39,948	44.5%	$36,161	38.4%	$3,787	10.5%
IoT System Solutions	42,969	47.9%	52,081	55.4%	(9,112)	(17.5%	)
Software & Services	6,828	7.6%	5,842	6.2%	986	16.9%
	$89,745	100.0%	$94,084	100.0%	$(4,339)	(4.6%	)

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Americas	$61,400	68.4%	$50,303	53.5%	$11,097	22.1%
EMEA	16,400	18.3%	25,568	27.2%	(9,168)	(35.9%	)
APJ	11,945	13.3%	18,213	19.3%	(6,268)	(34.4%	)
	$89,745	100.0%	$94,084	100.0%	$(4,339)	(4.6%	)

Embedded IoT Solutions

Net revenue increased primarily due to higher unit sales of (i) our embedded compute product line in the Americas and EMEA regions and (ii) our legacy embedded ethernet connectivity products across all regions. This increase was partially offset by lower unit sales of (i) our network interface cards and optics products in the Americas and EMEA regions and (ii) our embedded GNSS modules in the EMEA region.

IoT System Solutions

Net revenue decreased primarily due to reduced sales to Gridspertise. We did not recognize any revenue from this customer during the nine months ended March 31, 2026, as compared to just over $11 million of revenue in the prior-year period. The year-over-year decrease in net revenue from this customer was partially offset by (i) increased unit sales of our network switches in the Americas and APJ regions and (ii) higher unit sales of our gateways in the Americas and EMEA regions.

Software & Services

Net revenue increased primarily due to higher SaaS solutions in the Americas and EMEA regions, as well as higher design services revenue in the EMEA region. This increase was partially offset by a decrease in our extended warranty services in the Americas region.

Gross Profit

The following table presents our gross profit:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$39,318	43.8%	$40,162	42.7%	$(844)	(2.1%	)

Gross margin increased primarily because of lower overhead costs and our product sales mix. This was primarily driven by the absence of lower-margin revenue from Gridspertise in the current period, and also a slightly higher percentage of our current period revenue derived from software and services.

Selling, General and Administrative

The following table presents our selling, general and administrative expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$16,052		$15,581		$471	3.0%
Professional fees and outside services	2,844		3,689		(845)	(22.9%	)
Advertising and marketing	1,772		1,557		215	13.8%
Facilities and insurance	1,498		1,216		282	23.2%
Share-based compensation	4,166		3,329		837	25.1%
Depreciation	788		1,044		(256)	(24.5%	)
Other	594		821		(227)	(27.6%	)
Selling, general and administrative	$27,714	30.9%	$27,237	28.9%	$477	1.8%

Selling, general and administrative expenses increased primarily due to (i) higher share-based compensation costs, primarily based on the value of new and outstanding awards, (ii) higher personnel-related expenses due to an increase in variable compensation costs, and (iii) increased spending on advertising and marketing activities. These increases were partially offset by (i) lower professional fees and outside services related to legal and accounting activities, and (ii) the recovery of certain previously written-off receivables, the benefit of which is included in the “other” category in the table above.

Research and Development

The following table presents our research and development expenses:

	Nine Months Ended March 31,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$8,983		$9,506		$(523)	(5.5%	)
Facilities	1,747		2,011		(264)	(13.1%	)
Outside services	947		527		420	79.7%
Product certifications	412		382		30	7.9%
Share-based compensation	688		1,155		(467)	(40.4%	)
Other	590		822		(232)	(28.2%	)
Research and development	$13,367	14.9%	$14,403	15.3%	$(1,036)	(7.2%	)

Research and development expenses decreased primarily due to (i) lower personnel-related expenses in our engineering groups resulting from restructuring activities during the current and prior fiscal years, (ii) reduced share-based compensation costs based on stock award activity in the current fiscal year, and (iii) lower facilities-related equipment and software costs. These decreases were partially offset by (i) higher spending on outside services, primarily related to outsourced product development and contractor costs.

Restructuring, Severance and Related Charges

During the three and nine months ended March 31, 2026, we incurred charges of $288,000 and $424,000, respectively, related to headcount reductions. During the three and nine months ended March 31, 2025, we incurred $1,581,000 and $2,674,000, respectively, of restructuring, severance and related charges.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and efficiencies related to our business.

Acquisition-Related Costs

During the three and nine months ended March 31, 2026, we incurred approximately $48,000 and $131,000 of acquisition costs. These costs were mainly comprised of legal and other professional fees.

During the three and nine months ended March 31, 2025, we incurred approximately $100,000 and $337,000 of costs primarily in connection with the acquisition of Netcomm Wireless Pty Ltd (“Netcomm”). These costs were mainly comprised of banking, legal and other professional fees.

Interest Expense, Net

For the three and nine months ended March 31, 2026 and March 31, 2025, we incurred net interest expense related to borrowings on our credit facilities. We also earn interest income on our domestic cash balance.

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital and cash and cash equivalents:

	March 31,	June 30,
	2026	2025	Change
	(In thousands)
Working capital	$48,886	$46,971	$1,915
Cash and cash equivalents	$23,515	$20,098	$3,417

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under our Loan Agreement (as defined in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report), and cash generated from operations. We are subject to a variable amount of interest on the principal balance of our borrowings and could be adversely impacted by rising interest rates in the future. We believe that our current cash holdings, net cash provided by operating activities, and expected availability under our Loan Agreement will be sufficient to fund our material requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months and beyond. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements, payments of principal and interest on our borrowings, payments to satisfy employees’ tax withholding obligations for restricted shares, and capital expenditures.

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

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	March 31,
	2026	2025	Change
	(In thousands)
Net cash provided by operating activities	$7,950	$6,233	$1,717
Net cash used in investing activities	(403)	(6,820)	6,417
Net cash used in financing activities	(4,130)	(5,651)	1,521

Operating Activities

Cash provided by operating activities during the nine months ended March 31, 2026 increased compared to the prior year period primarily as a result of the timing of our collections on accounts receivable, payments on accounts payable, and a reduction in our net loss in the current period. For the nine months ended March 31, 2026, our net loss included $7,647,000 of non-cash charges, while the changes in operating assets and liabilities provided net cash of $4,215,000.

Accounts receivable decreased by $1,582,000 from June 30, 2025 to March 31, 2026, primarily due to the timing of customer collections.

Contract manufacturers’ receivables decreased by $2,187,000, primarily related to timing differences between inventory purchases and payments to suppliers.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2026 and 2025 consisted of purchases of equipment totaling $403,000 and $362,000, respectively, primarily for computer hardware and tooling at our contract manufacturers, business analysis tools, and certain research and development equipment. Net cash used in investing activities for the nine months ended March 31, 2025 also includes the acquisition of Netcomm, which used cash of $6,458,000.

Financing Activities

Net cash used in financing activities during the nine months ended March 31, 2026 resulted primarily from net principal payments and borrowings on our Loan Agreement, as well as from tax withholdings paid on behalf of employees for restricted shares.

Net cash used in financing activities during the nine months ended March 31, 2025 resulted primarily from tax withholdings paid on behalf of employees for restricted shares as well as principal payments on our previous term loan borrowings.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (this “Report”), which is incorporated herein by reference, for a discussion of legal proceedings.

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

Some of our integrated circuits are only available from a single source and in some cases, are no longer being manufactured. From time to time, integrated circuits, and potentially other components used in our products, will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demands, and purchase too many or too few components. In addition, our products use components that have been in the past and may in the future be subject to market shortages and substantial price fluctuations, whether due to a pandemic or epidemic, the war between Ukraine and Russia, conflict in the Middle East, hostilities in the Red Sea, tensions between China and Taiwan, increased tariffs and changes in U.S. trade policies or otherwise. For instance, the market is currently experiencing memory supply shortages, which has led to higher costs and constrained availability of memory components. From time to time, we have been unable to meet customer orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components, including semiconductor chips, or technology for our products and instead purchase components on a purchase order basis. If we are unable to purchase components from these suppliers, our product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenue, risk losing customers and risk harm to our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations.

Our business related to government contracts subjects us to additional risks.

We believe that the continued growth of our presence in the drone and defense technology markets will depend, to a certain degree, on the ability of our customers to win government contracts and subcontracts, in particular from the U.S. Department of War. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. Many government customers are subject to budgetary constraints and our continued performance under these contracts or subcontracts, or award of additional contracts or subcontracts from these agencies, has in the past and could in the future be impacted by spending reductions, budget cutbacks, or government shutdowns. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could lead to delays in negotiations of contracts or increased costs and could adversely affect our business.

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

We have in the past and may in the future pursue acquisitions, strategic partnerships and joint ventures that we believe would allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with distributors, OEMs and original design manufacturers. We acquired Maestro, Intrinsyc, the Transition Networks and Net2Edge businesses of Communication Systems, Inc., Uplogix, Inc., and Netcomm Wireless Pty Ltd in calendar years 2019, 2020, 2021, 2022 and 2024, respectively. Our previous acquisitions have required, and any future acquisition, partnership, joint venture or investment may also require, that we pay significant cash, issue equity and/or incur substantial debt. Acquisitions, partnerships or joint ventures may also result in the loss of key personnel and the dilution of existing stockholders to the extent we are required to issue equity securities. In addition, acquisitions, partnerships or joint ventures require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may not result in expected synergies, an increase in revenues or earnings or the delivery of new products, may contribute to increased fixed costs, and may expose us to unanticipated liabilities. If any of these occur, we may fail to meet our business objectives and our business, financial condition and operating results could be materially and adversely affected.

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

Risks Related to International Operations

Future imposition of tariffs could materially and adversely affect our business and results of operations.*

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

Recent judicial rulings and changes in tariff policies have introduced uncertainty regarding the applicability, scope, and duration of certain U.S. tariffs, and availability of refunds for invalidated tariffs. There remains substantial uncertainty regarding the availability, timing, and amount of potential refunds, if any, the scope and duration of newly announced tariffs, and the possibility of further additional or modified tariffs or retaliatory actions.

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

Insider Trading Arrangements

During the quarter ended March 31, 2026, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LANTRONIX, INC.

Date: May 7, 2026	By:	/s/ SALEEL AWSARE
Saleel Awsare
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ BRENT STRINGHAM
Brent Stringham
Chief Financial Officer
(Principal Financial and Accounting Officer)

