Form 10-K
period 2026-06-30
LANTRONIX INC
filed 2026-08-27
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock as reported by the Nasdaq Capital Market on December 31, 2025, the last trading day of the registrant’s second fiscal quarter, was approximately $184,661,000. The determination of affiliate status for this purpose shall not be a conclusive determination for any other purpose.

As of August 20, 2026, there were 46,705,312 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LANTRONIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2026

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2026, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses and financial condition, our growth strategy, our expectations with respect to the development and customer acceptance of new products, our expectations concerning the future potential and development of our primary vertical markets, the expected benefits of our recent acquisition of the Industrial IoT business of Vecima Networks, and other statements regarding matters that are not historical are forward-looking statements.

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

Overview

Lantronix, Inc. is a global leader in Edge AI and Industrial IoT solutions that power National Defense Authorization Act (“NDAA”)-compliant unmanned systems, critical infrastructure and resilient enterprise networks. We deliver intelligent computing, secure connectivity, and remote management for mission-critical applications, enabling customers to optimize operations, enhance security and accelerate digital transformation. Our comprehensive portfolio of hardware, software, and services, powers applications ranging from mission-critical autonomous platforms and edge analytics for critical infrastructure to intelligent surveillance and secure network management. By bringing intelligence to the network edge, we help organizations achieve efficiency, security, and a competitive edge in today’s AI-driven world.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan (“APJ”).

We organize our portfolio services and products into the following product lines: Embedded IoT Solutions, IoT Systems Solutions, and Software and Services.

References in this Report to “fiscal 2026” refer to the fiscal year ended June 30, 2026, and references to “fiscal 2025” refer to the fiscal year ended June 30, 2025. In addition, unless the context suggests otherwise, all references in this Report to the “Company,” “we,” “our” and “us,” refer to Lantronix, Inc. together with its subsidiaries.

Our Strategy

We focus on three vertical markets: unmanned aerial systems (“UAS”) (drones), critical infrastructure monitoring, and resilient enterprise networks. We position ourselves in these markets to deliver complete solutions encompassing our hardware, software, device management, and design services to meet the evolving needs of our customers and address each layer of the IoT stack. Below are examples of current programs and customer engagements in these markets:

•

Unmanned Aerial Systems: Over the past year, we have increased our position in the UAS market through our Qualcomm Dragonwing–based system-on-modules (“SoM”), including our Open-Q 8550 micro SoM and our Drone Reference Platform, which integrates edge compute, sensing, and flight control into a single NDAA and Trade Agreements Act (“TAA”) compliant solution designed to move customers from concept to flight-ready prototype in weeks rather than months. Our SoMs are purpose-built for industrial drone applications with particular focus on defense and security. We have expanded our engagement with UAS manufacturers by delivering high-performance edge compute for flight control, real-time video processing, autonomous navigation, and Artificial Intelligence (“AI”) -enabled situational awareness. We have also extended our platform beyond airborne applications into counter UAS use cases, supporting the detection, tracking, identification, and mitigation of hostile unmanned systems in contested environments. Over the past year, our solutions have been increasingly incorporated into Western-based drone platforms that require secure, trusted, and compliant technology stacks, including collaborations with drone autonomy and airframe providers on compute platforms for defense and public safety applications.

Demand for NDAA- and TAA-compliant supply chains has accelerated across defense, public safety, and critical-infrastructure customers. These compliance frameworks restrict the use of certain foreign-sourced components and have become essential for UAS platforms seeking eligibility for U.S. federal, state, and municipal procurement programs. By providing compute modules, connectivity solutions, and engineering services that support NDAA/TAA compliance, our products are designed to help customers mitigate cybersecurity risks, strengthen supply-chain trust, and ensure operational integrity for mission-critical deployments. This compliance posture is increasingly a differentiator as Western governments continue to tighten restrictions on non-compliant drone systems. We believe this differentiation will become more pronounced as the US Department of War and Allied governments increasingly prioritize investment in unmanned systems and trusted, NDAA/TAA compliant supply chains, and will position us to compete for a growing share of defense related procurement.

•	Critical Infrastructure Monitoring: We are partnering with a Tier-1 U.S. mobile network operator by delivering a nationwide solution for backup-power management across more than 50,000 cell sites. This deployment enables remote oversight and data-driven service to cell sites and provides 24/7 monitoring of remote sites with automated alerts for outages, tampering or security threats. Our edge gateways, combined with our Percepxion™ cloud software, allow the carrier to digitally transform the management of generators, rectifiers, power banks, and other critical tower-level systems. This program allows us to scale across large, distributed asset networks while delivering measurable improvements in uptime, service efficiency, and network resilience. We believe our recent acquisition of the Industrial IoT business of Vecima Networks, including its Nero Global Tracking software-as-a-service platform, which provides GPS-based vehicle and asset tracking for fleet operators, municipalities, and industrial customers across North America, further strengthens our position in this market. This acquisition added an established customer base of approximately 125,000 asset tags under management and increased our annual recurring revenue, furthering our strategic shift towards higher margin, recurring software and services revenue within our critical infrastructure monitoring vertical.

•	Enterprise: In the financial sector, we provide solutions to a Tier 1 banking customer to enhance network resiliency using our Out-of-Band (“OOB”) Management offerings. Our hardware and software offerings provide secure alternative pathways for critical infrastructure, including servers, networks, and routers. These solutions not only bolster cybersecurity and tracking but also improve operational efficiency through enhanced automation, uptime, and resiliency.

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

Software and Services

Our Software and Services offerings are central to our strategy of increasing recurring, higher margin revenue across each of our vertical markets. Our Percepxion™ Software as a Service (“SaaS”) platform offers comprehensive single-pane-of-glass management for our Out-Of-Band (“OOB”) and Industrial IoT deployments, enabling customers to easily deploy, monitor, manage and automate across their global deployments, all from a single platform login, virtually and seamlessly connected as if located directly on each device. Our platform eliminated the need for 24/7 personnel on site and made it easy to observe and address issues quickly, even in large-scale deployments. Following our August 2026 acquisition of the Nero Global Tracking software-as-a-service platform, our Software and Services portfolio also includes GPS-based vehicle and asset tracking capabilities for fleet, municipal, and industrial asset tracking customers, further broadening our recurring revenue base.

We leverage our deep engineering expertise and product development best practices to deliver high-quality, innovative products cost-effectively and on schedule across each of our three vertical markets. Our engineering services model is flexible, offering either turnkey product development or team augmentation to accelerate complex product development challenges, including camera tuning and computer vision for UAS and public safety applications, machine learning and AI model integration for edge compute deployments supporting critical infrastructure and defense customers, and voice control, augmented/virtual reality, and other advanced feature development for enterprise and OEM customers.

We also provide extended warranty, support and maintenance services related to our OOB and certain other product families, which, together with our SaaS offerings, further support our recurring revenue model.

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

Manufacturing

Our manufacturing operations are currently conducted through third-party contract manufacturers. We currently utilize Hana Microelectronics, primarily located in Thailand, and Tailyn, Info-Tek and Rubytech in Taiwan as our contract manufacturers for most of our products. In addition, we use Marvell Technology Inc. to manage the manufacture of our large-scale integration chips in Taiwan, with assembly and test performed by Amkor Technology in the Philippines and South Korea. We manufacture certain products with final assembly in the U.S. to meet trade compliance requirements.

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

Employees

As of August 21, 2026, we had 330 total employees including 327 full-time employees, none of whom is represented by a labor union. We have not experienced any labor problems resulting in a work stoppage and believe we have good relationships with our employees.

Customer and Geographic Concentrations

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; EMEA; and APJ. A discussion of sales to our significant customers and sales within geographic regions is set forth in Note 2 and Note 10 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which is incorporated herein by reference. A discussion of factors potentially affecting our customer and geographic concentrations is set forth in “Risk Factors” included in Part I, Item 1A of this Report, which is incorporated herein by reference.

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

Information About Our Executive Officers

Executive officers serve at the discretion of our board of directors (the “Board”). There are no family relationships between any of our directors or executive officers. The following table presents the names, ages, and positions held by our executive officers as of the date of this Report:

Name	Age	Position
Saleel Awsare	61	President and Chief Executive Officer
Brent Stringham	48	Chief Financial Officer
Mathi Gurusamy	55	Chief Product and Strategy Officer
Kurt Hoff	69	Chief Revenue Officer

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

We depend on the resale of products through distributor accounts for a substantial majority of our worldwide net revenue. In addition, sales through our top five distributors accounted for approximately 32% of our net revenue in fiscal 2026. A significant reduction of effort by one or more distributors to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products. Furthermore, if a key distributor materially defaults on a contract or otherwise fails to perform, our business and financial results would suffer.

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

The effect of a pandemic or major public health concern, could result in material adverse effects on our business, financial position, results of operations and cash flows.

Pandemics or similar outbreaks have had, and may in the future have, an adverse impact on the economy, our business and the businesses of our suppliers, and our results of operations and financial condition. For example, a previous pandemic resulted in industry events, trade shows and business travel being suspended, cancelled and/or significantly curtailed. If these activities are suspended, cancelled and/or significantly curtailed in the future, whether due to a possible pandemic and similar outbreak, our sales may be negatively impacted in the future.

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

The duration and extent of a future pandemic’s effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time. The adverse impact of a possible future pandemic or similar outbreak on our business, results of operations and financial condition may be material.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees, on our networks and third-party cloud software providers. If there is unauthorized access to such information, we may incur significant costs or liabilities and lose customer confidence in us, which would harm our reputation and results of operations. In addition, we could be subject to liability, or our reputation could be harmed if technologies integrated into our products, or our products, fail to prevent cyberattacks, or if our partners or customers fail to safeguard the systems with security policies that conform to industry best practices. In addition, any cyberattack or security breach that affects a competitor’s products could lead to the negative perception that our solutions are or could be subject to similar attacks or breaches.

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

The terms of our Amended and Restated Loan Agreement may restrict our financial and operational flexibility and, in certain cases, our ability to operate.

The terms of our Fifth Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) restrict, among other things, our ability to incur liens or indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain transactions with our affiliates. Further, we are currently and may in the future be required to maintain specified financial ratios, including pursuant to a minimum interest coverage ratio, and to satisfy a minimum liquidity test. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to our Amended Loan Agreement, we have pledged substantially all of our assets to our senior lender, SVB. In addition, our Amended Loan Agreement requires us to hold 75% of our US cash balances at SVB, which may limit our ability to manage our cash holdings effectively.

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. Higher interest rates may hinder opportunities in markets where we do business, have negative impacts on the global economy, or lead customers to decrease or delay spending on products and projects, including on products that we sell, which may in each case have a material adverse effect on our business, financial condition and results of operations. In addition, higher interest rates impact the amount of interest we pay for our debt obligations and leases and continued and sustained increases in interest rates has in the past and may in the future negatively impact our financing costs or cash flow.

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

While the Board reviews and oversees the Company’s information security efforts, our Director of IT, under the oversight of our executive officers, is responsible for the day-to-day management of cybersecurity risk and the design and implementation of policies, processes and procedures to identify and mitigate this risk. Our Director of IT, in coordination with the executive officers, is responsible for assessing and managing material risks from cybersecurity threats, as well as managing and responding to material cybersecurity incidents if any occur. Our Director of IT has over 29 years of experience in various information technology roles, which includes over 10 years of management of cybersecurity matters.

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

Refer to Note 9 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report, which is incorporated herein by reference, for a discussion of legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “LTRX.” The number of holders of record of our common stock as of August 24, 2026 was approximately 22.

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

We did not repurchase any shares of our common stock during fiscal 2026.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (this “Report”). This discussion and analysis contains forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” included in Part I, Item 1A of this Report. Please also see “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Report.

Overview

Lantronix, Inc. is a global leader in Edge AI and Industrial IoT solutions that power NDAA-compliant unmanned systems, critical infrastructure and resilient enterprise networks. We deliver intelligent computing, secure connectivity, and remote management for mission-critical applications, enabling customers to optimize operations, enhance security and accelerate digital transformation. Our comprehensive portfolio of hardware, software, and services, powers applications ranging from mission-critical autonomous platforms and edge analytics for critical infrastructure to intelligent surveillance and secure network management. By bringing intelligence to the network edge, we help organizations achieve efficiency, security, and a competitive edge in today’s AI-driven world.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; EMEA; and APJ.

References to “fiscal 2026” refer to the fiscal year ended June 30, 2026 and references to “fiscal 2025” refer to the fiscal year ended June 30, 2025.

Products and Solutions

We organize our portfolio services and products into the following product lines: Embedded IoT Solutions, IoT Systems Solutions, and Software and Services. Refer to “Products and Solutions” included in Part I, Item 1 of this Report, which is incorporated herein by reference, for further discussion.

Recent Developments

In March 2026, the U.S. Court of International Trade issued a ruling indicating that importers that paid tariffs under the International Emergency Economic Powers Act (“IEEPA”) may be entitled to refunds. We have paid tariffs on certain imported products and materials that were subject to IEEPA-based duties. The nature, timing, and extent of any such refunds remain uncertain. As of June 30, 2026, we have not recognized any amounts related to the potential recovery of such tariff-related costs.

On July 7, 2026, we entered into an asset purchase agreement to acquire the industrial IoT business of Vecima Networks Inc., including its Nero Global Tracking software-as-a-service platform, for aggregate consideration of approximately $11.7 million, excluding working capital adjustments and other customary purchase price adjustments. The acquired business provides GPS-based fleet and asset tracking solutions and serves customers across the fleet, municipal, restoration and industrial asset-tracking markets in North America. We closed the transaction on August 1, 2026. Since the transaction closed after the fiscal year ended on June 30, 2026, we have not recorded any amounts in the accompanying consolidated financial statements. We are in the process of evaluating the acquisition and, therefore, determining the preliminary allocation of the purchase price, including the identification and valuation of acquired intangible assets and any associated goodwill. Additional disclosures required by ASC 805, Business Combinations, will be provided for the quarter ending September 30, 2026 following the completion of the preliminary purchase accounting assessment.

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

During the fourth quarter of fiscal 2026, we made a qualitative assessment of whether goodwill impairment existed. Since our assessment of the qualitative factors did not result in a determination that it was more likely than not that the fair value of our single reporting unit is less than its carrying value, we were not required to perform the quantitative goodwill impairment test.

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

Results of Operations - Fiscal Years Ended June 30, 2026 and 2025

Summary

For fiscal 2026, our net revenue decreased by $2,024,000, or 1.6%, compared to fiscal 2025. The decrease in net revenue was driven by a 15.2% decrease in net revenue in our IoT System Solutions product line partially offset by a 15.6% increase in net revenue in our Embedded IoT Solutions product line and a 15.5% increase in our Software and Services product line. We had a net loss of $4,181,000 for fiscal 2026 compared to a net loss of $11,373,000 for fiscal 2025. The decrease in net loss was primarily driven by the reduction in operating expenses of $5,656,000 combined with the increase in gross profit for fiscal 2026 compared to fiscal 2025.

Net Revenue

The following tables present our net revenue by product lines and by geographic region:

	Years Ended June 30,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$53,607	44.3%	$46,380	37.7%	$7,227	15.6%
IoT System Solutions	58,270	48.2%	68,735	55.9%	(10,465)	(15.2%	)
Software & Services	9,022	7.5%	7,808	6.4%	1,214	15.5%
	$120,899	100.0%	$122,923	100.0%	$(2,024)	(1.6%	)

	Years Ended June 30,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Americas	$84,296	69.7%	$70,126	57.0%	$14,170	20.2%
EMEA	21,555	17.8%	30,898	25.1%	(9,343)	(30.2%	)
APJ	15,048	12.5%	21,899	17.9%	(6,851)	(31.3%	)
	$120,899	100.0%	$122,923	100.0%	$(2,024)	(1.6%	)

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

IoT System Solutions

Net revenue decreased primarily due to reduced sales to Gridspertise. We did not recognize any revenue from this customer during fiscal 2026, as compared to just over $11 million of revenue in the prior year. The year-over-year decrease in net revenue from this customer was partially offset by (i) increased unit sales of our network switches in the Americas and APJ regions and (ii) higher unit sales of our gateways in the Americas and EMEA regions.

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

The following table presents our gross profit:

	Years Ended June 30,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$52,923	43.8%	$51,699	42.1%	$1,224	2.4%

Gross profit as a percentage of revenue (referred to as “gross margin”) increased primarily because of our product sales mix. This was primarily driven by the absence of lower-margin revenue from Gridspertise in fiscal 2026, and also a slightly higher percentage of our current year revenue derived from software and services.

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

The following table presents our selling, general and administrative expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$22,084		$20,387		$1,697	8.3%
Professional fees and outside services	3,720		4,878		(1,158)	(23.7%	)
Advertising and marketing	2,234		2,239		(5)	(0.2%	)
Facilities and insurance	1,938		1,794		144	8.0%
Share-based compensation	5,233		4,424		809	18.3%
Depreciation	999		1,360		(361)	(26.5%	)
Other	840		1,164		(324)	(27.8%	)
Selling, general and administrative	$37,048	30.6%	$36,246	29.5%	$802	2.2%

Selling, general and administrative expenses increased primarily due to (i) higher personnel-related expenses, mostly variable compensation costs, and (ii) increased share-based compensation costs driven by new stock awards granted during the current fiscal year. These increases were partially offset by a decrease in professional fees, particularly legal expenditures, as well as the recovery of certain previously written-off receivables, the benefit of which is included in the “other” category in the table above.

Research and Development

Research and development expenses consist of personnel-related expenses, share-based compensation, and expenditures to third-party vendors for research and development activities and product certification costs. Our costs from period-to-period related to outside services and product certifications vary depending on our level and timing of development activities.

The following table presents our research and development expenses:

	Years Ended June 30,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$11,944		$12,164		$(220)	(1.8%	)
Facilities	2,248		2,597		(349)	(13.4%	)
Outside services	1,183		636		547	86.0%
Product certifications	535		499		36	7.2%
Share-based compensation	896		1,522		(626)	(41.1%	)
Other	748		1,179		(431)	(36.6%	)
Research and development	$17,554	14.5%	$18,597	15.1%	$(1,043)	(5.6%	)

Research and development expenses decreased primarily due to (i) lower personnel-related expenses in our engineering team resulting from restructuring activities during the current and prior fiscal years, (ii) reduced share-based compensation costs based on the value of new and outstanding awards, and (iii) lower facilities-related equipment and software costs. These decreases were partially offset by higher spending on outside services, primarily related to outsourced product development and contractor costs.

Restructuring, Severance and Related Charges

During fiscal 2026 and 2025, we incurred restructuring, severance and related charges of $566,000 and $3,535,000, respectively, due to various headcount reduction efforts during these years. The most significant of these actions occurred in January 2025, in which we reduced our headcount by approximately 12% worldwide, primarily in the U.S. and India. The severance and related charges resulting from this action totaled approximately $1,400,000.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and efficiencies related to our business.

Acquisition-Related Costs

During fiscal 2026 we incurred approximately $315,000 of acquisition costs. These costs were mainly comprised of legal and other professional fees.

During fiscal 2025 we incurred approximately $371,000 of costs primarily in connection with the acquisition of Netcomm. These costs were mainly comprised of banking, legal and other professional fees.

Amortization of Intangible Assets

We acquired certain intangible assets through our prior acquisitions, which we recorded at fair value as of the acquisition dates. These assets are generally amortized on a straight-line basis over their estimated useful lives and resulted in charges of $1,561,000 and $3,951,000 during fiscal 2026 and 2025, respectively.

Interest Income (expense), Net

For fiscal 2026 and 2025, we earned interest income on our domestic cash balances and incurred interest expense on borrowings on our credit facilities.

Other Income (expense), Net

Other income (expense), net, is comprised primarily of foreign currency remeasurement and transaction adjustments related to our foreign subsidiaries whose functional currency is the U.S. dollar.

Provision for Income Taxes

The following table presents our provision for income taxes:

	Years Ended June 30,
		% of Net		% of Net		Change
	2026	Revenue	2025	Revenue		$	%
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$279	0.2%	$(239)	(0.2%	)	$518	(216.7%	)

The following table presents our effective tax rate based upon our provision for income taxes:

	Years Ended June 30,
	2026		2025
Effective tax rate	(7.2%	)	2.1%

We utilize the liability method of accounting for income taxes. The differences between our effective tax rate and the federal statutory rate in fiscal 2026 and 2025 were also impacted by the effect of our domestic losses recorded without a tax benefit, as well as the effect of certain state and foreign earnings taxed at rates differing from the federal statutory rate. Additionally, in fiscal 2025, we reversed a portion of our liability for uncertain tax positions as a result of the dissolution of one of our foreign subsidiaries.

We record net deferred tax assets to the extent we believe these assets are more likely than not to be realized. Aside from a net deferred tax liability of $219,000 and $172,000 that we recorded as of June 30, 2026 and 2025, respectively, based on our cumulative losses and uncertainty of generating future taxable income, we provided a full valuation allowance against our net deferred tax assets at June 30, 2026 and 2025. Refer to Note 7 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report, for additional information.

Liquidity and Capital Resources

Liquidity

The following table presents our working capital and cash and cash equivalents:

	June 30,
	2026	2025	Change
		(In thousands)
Working capital	$85,359	$46,971	$38,388
Cash and cash equivalents	$60,466	$20,098	$40,368

On May 29, 2026, in an underwritten public offering, we sold approximately 4,800,000 shares of common stock. We received net cash proceeds from the offering of approximately $31,750,000. Refer to Note 5 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report for additional information.

On May 8, 2026, we entered into a sales agreement with sales agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, with an aggregate offering price of up to $30,000,000. During the year ended June 30, 2026, we sold approximately 1.8 million shares of our common stock under the sales agreement generating approximately $12,340,000 in net proceeds. As of June 30, 2026, we have approximately $17,000,000 remaining of the aggregate offering capacity and the sales agreement remains in effect.

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

We continue to monitor our existing banking relationships and the availability of potential alternate sources of credit based on market conditions and our ongoing capital requirements. There can be no guarantee that we would be able to obtain any needed alternate financing on acceptable terms, or at all, or that such a financing would not result in a default under the current borrowing agreement. Refer to Note 4 of Notes to Consolidated Financial Statements, including in Part II, Item 8 of this Report, for additional information. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements and capital expenditures.

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

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	Years Ended June 30,
	2026	2025	Change
	(In thousands)
Net cash provided by operating activities	$9,877	$7,285	$2,592
Net cash used in investing activities	(612)	(6,963)	6,351
Net cash provided by (used in) financing activities	31,103	(6,461)	37,564

Operating Activities

Cash provided by operating activities during fiscal 2026 increased compared to fiscal 2025 primarily as a result of a reduction in our net loss in the current period. For fiscal 2026, our net loss included $9,535,000 of non-cash charges, while the changes in operating assets and liabilities provided net cash of $4,523,000.

Accounts payable increased by $3,712,000, or 28.0%, from June 30, 2025 to June 30, 2026 primarily due to the timing of inventory receipts and payments made to our vendors.

Accrued payroll and related expenses increased by $1,349,000 or 38.9% from June 30, 2025 to June 30, 2026. The increase was primarily due to the accrual of variable compensation in the current fiscal year.

Investing Activities

Net cash used in investing activities for fiscal 2026 and fiscal 2025 consisted of purchases of equipment totaling $612,000 and $505,000, respectively, primarily for computer hardware and tooling at our contract manufacturers, business analysis tools, and certain research and development equipment. Net cash used in investing activities for fiscal 2025 also includes the acquisition of Netcomm, which used cash of $6,458,000.

Financing Activities

Net cash provided by financing activities during fiscal 2026 resulted primarily from the net proceeds from our equity offerings of $44,090,000 partially offset by net principal payments and borrowings on our Loan Agreement, as well as from tax withholdings paid on behalf of employees for restricted shares.

Net cash used in financing activities during fiscal 2025 resulted primarily from tax withholdings paid on behalf of employees for restricted shares as well as principal payments on our previous term loan borrowings.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2026.

Baker Tilly US, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has provided an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Portions of our definitive Proxy Statement on Schedule 14A relating to our 2026 annual meeting of stockholders (“Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report, as indicated below.

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

The other information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements

The following consolidated financial statements and related Report of Independent Registered Public Accounting Firm are filed as part of this Report.

2.  Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Provided Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	8/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8–K	3.2	11/15/2012

4.1	Description of Lantronix Common Stock		10-K	4.1	9/11/2019

10.1*	Lantronix, Inc. Amended and Restated 2010 Stock Incentive Plan, as Amended on November 14, 2017		8-K	99.1	11/15/2017

10.2*	Lantronix, Inc. 2020 Performance Incentive Plan, as amended and restated		8-K	10.1	11/6/2024

10.3*	Form of Director Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.7	8/27/2021

10.4*	Form of Director Restricted Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.9	8/27/2021

10.5*	Form of Nonqualified Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.10	8/27/2021

10.6*	Form of Incentive Stock Option Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.11	8/27/2021

10.7*	Form of Fiscal 2025 Restricted Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.35	9/9/2024

10.8*	Form of Fiscal 2025 Performance Stock Unit Award Agreement (Financial Measure) under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.36	9/9/2024

10.9*	Form of Fiscal 2025 Performance Stock Unit Award Agreement (Relative TSR) under the Lantronix, Inc. 2020 Performance Incentive Plan		10-K	10.37	9/9/2024

10.10*	Form of Fiscal 2026/2027 Restricted Stock Unit Award Agreement under the Lantronix, Inc. 2020 Performance Incentive Plan	X

10.11*	Form of Fiscal 2026/2027 Performance Stock Unit Award Agreement (Financial Measure) under the Lantronix, Inc. 2020 Performance Incentive Plan	X

10.12*	Form of Fiscal 2026/2027 Performance Stock Unit Award Agreement (Relative TSR) under the Lantronix, Inc. 2020 Performance Incentive Plan	X

10.13*	Form of Inducement Restricted Stock Unit Agreement		S-8	4.1	6/5/2024

10.14*	Form of Inducement Performance Stock Unit Agreement (Relative TSR)		S-8	4.2	6/5/2024

10.15*	Form of Inducement Performance Stock Unit Agreement (Financial Measure)		S-8	4.3	6/5/2024

10.16*	Lantronix, Inc. 2013 Employee Stock Purchase Plan, as amended and restated		8-K	10.2	11/9/2022

10.17*	Non-Employee Director Compensation Policy, as revised August 8, 2022 to be effective November 8, 2022		10-K	10.32	8/29/2022

10.18*	Form of Indemnification Agreement entered into between Lantronix, Inc. with its directors and certain of its executive officers		8-K	10.2	6/20/2016

10.19*	Summary of Lantronix, Inc. Annual Bonus Program	X

10.20*	Employment Agreement dated October 31, 2023 between Lantronix, Inc. and Saleel Awsare		8-K	10.1	11/6/2023

10.21*	Amendment to Employment Agreement, dated as of August 26, 2026, between Lantronix, Inc. and Saleel Awsare		8-K	10.1	8/27/2026

10.22*	Letter Agreement dated September 14, 2024 between Lantronix, Inc. and Brent Stringham		8-K	10.1	9/16/2024

10.23*	Amendment to Letter Agreement, dated as of January 6, 2025, between Brent Stringham and Lantronix, Inc.		8-K	10.1	1/10/2025

10.24*	Amendment to Letter Agreement, dated as of January 1, 2026, between Brent Stringham and Lantronix, Inc.		8-K	10.1	1/6/2026

10.25*	Offer Letter dated February 23, 2024 between Lantronix, Inc. and Kurt Hoff		10-K	10.33	9/9/2024

10.26*	Amendment to Offer Letter, dated as of August 26, 2026, between Lantronix, Inc. and Kurt Hoff		8-K	10.2	8/27/2026

10.27*	Offer Letter dated April 2, 2024 between Lantronix, Inc. and Mathi Gurusamy		10.K	10.34	9/9/2024

10.28*	Amendment to Offer Letter, dated as of August 26, 2026, between Lantronix, Inc. and Mathi Gurusamy		8-K	10.3	8/27/2026

10.29	Lease dated November 5, 2021 between Lantronix, Inc. and Discovery Business Center LLC		8-K	10.1	11/8/2021

10.30	Lease dated January 20, 2022 between Lantronix, Inc. and Jet 55 Property Owner LLC		8-K	10.1	1/26/2022

10.31	Warrant to Purchase Common Stock issued to SVB Innovation Credit Fund VIII, L.P.		10-Q	10.2	11/12/2021

10.32	Warrant to Purchase Common Stock issued to Innovation Credit Fund VIII-A, L.P.		10-K	10.34	8/29/2022

19.1	Lantronix, Inc. Insider Trading Policy		10-K	19.1	8/29/2025

21.1+	Subsidiaries of Lantronix, Inc.	X

23.1+	Consent of Independent Registered Public Accounting Firm, Baker Tilly US, LLP	X

24.1+	Power of Attorney (included on the signature page)	X

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1++	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1*	Lantronix, Inc. Policy Regarding the Recoupment of Certain Compensation Payments		10-K	97.1	8/29/2025

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

__________

*	Indicates management contract or compensatory plan, contract or arrangement.
+	Filed herewith
++	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANTRONIX, INC.

	By:	/s/ SALEEL AWSARE
Saleel Awsare
President and Chief Executive Officer
Date: August 27, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ SALEEL AWSARE	President, Chief Executive Officer and Director	August 27, 2026
Saleel Awsare	(Principal Executive Officer)

/s/ BRENT STRINGHAM	Chief Financial Officer	August 27, 2026
Brent Stringham	(Principal Financial and Accounting Officer)

/s/ HOSHI PRINTER	Director, Chairman of the Board	August 27, 2026
Hoshi Printer

/s/ JAMES AUKER	Director	August 27, 2026
James Auker

/s/ Sailesh Chittipeddi	Director	August 27, 2026
Sailesh Chittipeddi

/s/ Narbeh Derhacobian	Director	August 27, 2026
Narbeh Derhacobian

/s/ Kevin Palatnik	Director	August 27, 2026
Kevin Palatnik

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Lantronix, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lantronix, Inc. (the "Company") as of June 30, 2026 and 2025, the related consolidated statements of operations, stockholders' equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

INVENTORIES – EXCESS AND OBSOLETE RESERVE

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value and the Company’s consolidated inventories balance was approximately $25.8 million at June 30, 2026, net of reserves. The Company excess and obsolete inventories is based on an estimate of the future sales demand for their products within a specified time horizon, which is generally 12 to 24 months. In addition, specific reserve estimates are recorded to cover risks for end-of-life products, inventory located at their contract manufacturers and warranty replacement stock.

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

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2011.

Chicago, Illinois

August 27, 2026

LANTRONIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30,	June 30,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$60,466	$20,098
Accounts receivable, net	25,317	25,092
Inventories, net	25,804	26,371
Contract manufacturers’ receivable	3,500	3,071
Prepaid expenses and other current assets	2,347	2,761
Total current assets	117,434	77,393

Property and equipment, net	1,453	2,456
Goodwill	31,089	31,089
Intangible assets, net	2,177	3,738
Lease right-of-use assets	7,428	8,422
Other assets	755	624
Total assets	$160,336	$123,722

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$16,971	$13,259
Accrued payroll and related expenses	4,820	3,471
Current portion of long-term debt, net	–	3,070
Other current liabilities	10,284	10,622
Total current liabilities	32,075	30,422
Long-term debt, net	–	8,684
Other non-current liabilities	8,985	10,238
Total liabilities	41,060	49,344

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized; 46,594,283 and 39,102,563 shares issued and outstanding at June 30, 2026 and 2025, respectively	5	4
Additional paid-in capital	357,502	308,397
Accumulated deficit	(238,575)	(234,394)
Accumulated other comprehensive income	344	371
Total stockholders’ equity	119,276	74,378
Total liabilities and stockholders’ equity	$160,336	$123,722

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2026	2025
Net revenue	$120,899	$122,923
Cost of revenue	67,976	71,224
Gross profit	52,923	51,699
Operating expenses:
Selling, general and administrative	37,048	36,246
Research and development	17,554	18,597
Restructuring, severance and related charges	566	3,535
Acquisition-related costs	315	371
Amortization of intangible assets	1,561	3,951
Total operating expenses	57,044	62,700
Loss from operations	(4,121)	(11,001)
Interest income (expense), net	133	(511)
Other income (expense), net	86	(100)
Loss before income taxes	(3,902)	(11,612)
Provision for (benefit from) income taxes	279	(239)
Net loss and comprehensive loss	$(4,181)	$(11,373)

Net loss per share - basic and diluted	$(0.10)	$(0.29)

Weighted-average common shares - basic and diluted	40,145	38,613

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2024	37,872	$4	$304,001	$(223,021)	$371	$81,355
Shares issued pursuant to stock awards, net	1,230	–	357	–	–	357
Tax withholding paid on behalf of employees for restricted shares	–	–	(2,093)	–	–	(2,093)
Share-based compensation	–	–	6,132	–	–	6,132
Net loss	–	–	–	(11,373)	–	(11,373)
Balance at June 30, 2025	39,102	$4	$308,397	$(234,394)	$371	$74,378
Shares issued pursuant to equity offerings, net	6,634	1	44,089	–	–	44,090
Shares issued pursuant to stock awards, net	858	–	439	–	–	439
Tax withholding paid on behalf of employees for restricted shares	–	–	(1,693)	–	–	(1,693)
Share-based compensation	–	–	6,270	–	–	6,270
Reclassification of foreign currency translation adjustments	–	–	–	–	(27)	(27)
Net loss	–	–	–	(4,181)	–	(4,181)
Balance at June 30, 2026	46,594	$5	$357,502	$(238,575)	$344	$119,276

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2026	2025
Operating activities
Net loss	$(4,181)	$(11,373)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	6,270	6,132
Amortization of intangible assets	1,561	3,951
Depreciation and amortization	1,602	2,084
Amortization of manufacturing profit in acquired inventory associated with acquisitions	18	88
Loss on disposal of property and equipment	54	6
Amortization of deferred debt issuance costs	57	45
Gain on reversal of foreign currency translation	(27)	–
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(225)	6,187
Inventories, net	549	2,036
Contract manufacturers’ receivable	(429)	(1,670)
Prepaid expenses and other current assets	414	(426)
Lease right-of-use assets	1,622	2,172
Other assets	(8)	(24)
Accounts payable	3,350	2,886
Accrued payroll and related expenses	1,349	(2,406)
Other liabilities	(2,099)	(2,403)
Net cash provided by operating activities	9,877	7,285

Investing activities
Purchases of property and equipment	(612)	(505)
Cash payment for acquisition	–	(6,458)
Net cash used in investing activities	(612)	(6,963)

Financing activities
Net proceeds from issuances of common stock	44,850	357
Tax withholding paid on behalf of employees for restricted shares	(1,693)	(2,093)
Borrowings on debt	8,800	–
Payments on debt	(20,734)	(4,512)
Payment of lease liabilities	(120)	(213)
Net cash provided by (used in) financing activities	31,103	(6,461)
Increase (decrease) in cash and cash equivalents	40,368	(6,139)
Cash and cash equivalents at beginning of year	20,098	26,237
Cash and cash equivalents at end of year	$60,466	$20,098

Supplemental disclosure of cash flow information
Interest paid	$616	$1,325
Income taxes paid	$259	$636

See accompanying notes to consolidated financial statements.

LANTRONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The industry in which we operate is characterized by rapid technological change. As a result, estimates made in preparing the consolidated financial statements include revenue recognition, the allowance for doubtful accounts, inventory valuation, goodwill valuation, deferred income tax asset valuation allowances, restructuring charges and warranty reserves. To the extent there are material differences between our estimates and actual results, future results of operations will be affected.

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

During the fiscal years ended June 30, 2026 and 2025 we did not have any assets or liabilities that were measured at fair value on a recurring basis. As of June 30, 2026 we do not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed of accumulated translation adjustments as of June 30, 2026 and 2025. As a result of the final dissolution of a foreign subsidiary during the fiscal year ended June 30, 2026, we reclassified to other income $27,000 in accumulated foreign currency translation adjustments related to this subsidiary that were previously suspended in accumulated other comprehensive income. We did not have any other comprehensive income or losses during the fiscal years ended June 30, 2026 or 2025.

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

During the fourth quarter of fiscal 2026, we made a qualitative assessment of whether goodwill impairment existed. Since our assessment of the qualitative factors did not result in a determination that it was more likely than not that the fair value of our single reporting unit is less than its carrying value, we were not required to perform the quantitative goodwill impairment test.

Intangible Assets

Included within “intangible assets, net” at June 30, 2026 are customer relationships, developed technology, trademarks and trade names, and other intangible assets acquired in connection with various business combinations. Such capitalized costs and intangible assets are being amortized over a period of one to fourteen years.

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

Share-Based Compensation

We account for share-based compensation by expensing the estimated grant date fair value of our share-based awards ratably over the requisite service period.

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

Refer to Note 8 below for additional information regarding our leases.

Advertising Expenses

Advertising expenses are recorded in the period incurred and totaled $169,000 and $224,000 for the fiscal years ended June 30, 2026 and 2025, respectively. The costs are included in selling, general and administrative expenses in the consolidated statements of operations.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is our Chief Executive Officer, in deciding how to allocate resources and assess our financial and operational performance. Our CODM evaluates our financial information, such as revenue, gross profit and net income (loss), as well as resources and total consolidated assets and assesses the performance of these resources and assets on a consolidated and aggregated basis. As a result, we have determined that our business operates in a single operating segment: the development, marketing, and sale of industrial and enterprise IoT products and services.

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

Income Tax Disclosures

In December 2023, the FASB issued a final standard on improvements to income tax disclosures. The new standard requires disaggregated information about a company’s effective tax rate reconciliation and information on income taxes paid. The standard became effective for Lantronix on a prospective basis beginning with our annual financial statements for the fiscal year ended June 30, 2026. The impact of adopting this guidance did not have a material impact on our consolidated financial position and results of operations, since it requires only enhancements to existing income tax disclosures in the footnotes to our consolidated financial statements.

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

We prepay sales commissions related to certain of these contracts, which are incremental costs of obtaining the contract. We capitalize these costs and expense them ratably on a straight-line basis over the life of the contract. At June 30, 2026, prepaid sales commissions included in prepaid expenses and other current assets totaled $95,000 and included in other assets totaled $127,000. At June 30, 2025, prepaid sales commissions included in prepaid expenses and other current assets totaled $404,000 and included in other assets totaled $134,000.

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

The following tables present our net revenue by product line and by geographic region. We present net revenues by geographic region generally based on the “ship-to” location of our customers for product sales and the “bill-to” location for services:

	Years Ended June 30,
	2026	2025
	(In thousands)
Embedded IoT Solutions	$53,607	$46,380
IoT System Solutions	58,270	68,735
Software & Services	9,022	7,808
	$120,899	$122,923

	Years Ended June 30,
	2026	2025
	(In thousands)
Americas	$84,296	$70,126
EMEA	21,555	30,898
APJ	15,048	21,899
	$120,899	$122,923

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Year Ended June 30,
	2026	2025
Product revenues	93%	94%
Service revenues	7%	6%

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

The following table presents the changes in our deferred revenue balance:

	Years Ended June 30,
	2026	2025
	(In thousands)
Beginning balance	$5,556	$5,753
New performance obligations	4,624	4,292
Recognition of revenue as a result of satisfying performance obligations	(4,997)	(4,489)
Ending balance	$5,183	$5,556
Less: non-current portion of deferred revenue	(2,110)	(2,255)
Current portion	$3,073	$3,301

During the years ended June 30, 2026 and 2025, approximately $2,418,000 and $3,000,000, respectively, of the revenue recognized as a result of satisfying performance obligations was included in the contract liability balance at the beginning of the period.

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 5 years.

3.	Supplemental Financial Information

Accounts Receivable

The following table presents details of our accounts receivable:

	June 30,
	2026	2025
	(In thousands)
Accounts receivable	$25,476	$25,231
Allowance for credit losses	(159)	(139)
Accounts receivable, net	$25,317	$25,092

Inventories

The following table presents details of our inventories:

	June 30,
	2026	2025
	(In thousands)
Finished goods	$16,578	$15,603
Raw materials	9,226	10,768
Inventories, net	$25,804	$26,371

Property and Equipment

The following table presents details of our property and equipment:

	June 30,
	2026	2025
	(In thousands)
Computer, software and office equipment	$5,135	$4,886
Furniture and fixtures	2,700	2,698
Production, development and warehouse equipment	3,738	3,946
Construction-in-progress	89	–
Property and equipment, gross	11,662	11,530
Less accumulated depreciation	(10,209)	(9,074)
Property and equipment, net	$1,453	$2,456

Goodwill

The following table presents details of our goodwill balance:

	Years Ended June 30,
	2026	2025
	(In thousands)
Balance at June 30, 2024	$31,089	$27,824
Acquisition of NetComm	–	3,265
Balance at June 30, 2025	$31,089	$31,089

Intangible Assets

The following table presents details of our intangible assets:

	June 30, 2026			June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$6,793	$(6,303)	$490	$6,793	$(6,066)	$727
Customer relationships	19,116	(17,452)	1,664	19,116	(16,321)	2,795
Order backlog	297	(297)	–	297	(149)	148
Trademark and trade name	1,516	(1,493)	23	1,516	(1,448)	68
	$27,722	$(25,545)	$2,177	$27,722	$(23,984)	$3,738

We do not currently have any intangible assets with indefinite useful lives.

As of June 30, 2026, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2027	$539
2028	256
2029	191
2030	191
2031	151
Thereafter	849
$2,177

Warranty Reserve

The following table presents details of our warranty reserve:

	Years Ended June 30,
	2026	2025
	(In thousands)
Beginning balance	$663	$840
Charged to cost of revenues	255	220
Usage	(326)	(397)
Ending balance	$592	$663

Other Liabilities

The following table presents details of our other liabilities:

	June 30,
	2026	2025
	(In thousands)
Current
Accrued variable consideration	$2,352	$2,557
Customer deposits and refunds	282	321
Accrued raw materials purchases	155	204
Deferred revenue	3,073	3,301
Lease liability	1,635	1,594
Taxes payable	(4)	103
Warranty reserve	592	663
Accrued operating expenses	2,199	1,879
Total other current liabilities	$10,284	$10,622

Non-current
Lease liability	$6,656	$7,811
Deferred tax liability	219	172
Deferred revenue	2,110	2,255
Total other non-current liabilities	$8,985	$10,238

Computation of Net Loss per Share

The following table presents the computation of net loss per share:

	Years Ended June 30,
	2026	2025
	(In thousands, except per share data)
Numerator:
Net loss	$(4,181)	$(11,373)

Denominator:
Weighted-average shares outstanding - basic and diluted	40,145	38,613

Net loss per share - basic and diluted	$(0.10)	$(0.29)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Years Ended June 30,
	2026	2025
	(In thousands)
Common stock equivalents	1,093	528

Restructuring, Severance and Related Charges

During fiscal 2026 and 2025, we incurred restructuring charges of $566,000 and $3,535,000, respectively, related to certain headcount reductions. We may incur additional charges in future periods as we identify additional cost savings and efficiencies related to our business.

The following table presents details of the liability we recorded related to restructuring, severance and related activities during the current fiscal year:

Year Ended
June 30,
2026
(In thousands)
Beginning balance	$479
Charges	566
Payments	(1,028)
Ending balance	$17

The ending balance is recorded in accrued payroll and related expenses on the accompanying consolidated balance sheet at June 30, 2026.

Supplemental Cash Flow Information

The following table presents non-cash investing and financing transactions excluded from the consolidated statements of cash flows:

	Years Ended June 30,
	2026	2025
	(In thousands)
Acquisition of property through operating leases	$621	$1,027
Acquisition of property through financing leases	$7	$–
Accrued property and equipment paid for in the subsequent period	$41	$27
Offering costs paid for in the subsequent period	$321	$–

4.	Debt

Bank Line of Credit

On August 15, 2025, we entered into a Fourth Amended and Restated Loan and Security Agreement (the “Prior Loan Agreement”) with Silicon Valley Bank (“SVB”), which effectively refinanced our outstanding term loan with an asset-backed revolving line of credit secured by our accounts receivable. The line provided us with a revolving credit facility of up to $15,000,000, subject to customary borrowing base limitations. The revolving credit facility was scheduled to mature on August 1, 2028. Borrowings under the revolving credit facility bore interest on the outstanding principal equal to the greater of (i) 5.0% and (ii) the Prime Rate, as defined in the Prior Loan Agreement, plus a margin of 0.0% to 0.5%, with the applicable margin depending on our liquidity.

The Prior Loan Agreement required us to comply with a minimum liquidity test. The Prior Loan Agreement also included customary representations and warranties and affirmative and negative covenants, including covenants that limited or restricted our ability to incur liens or indebtedness, dispose of assets, make investments, make restricted payments, merge or consolidate, and enter into certain transactions with our affiliates. The Prior Loan Agreement also included customary events of default, including, among other things, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults, and material judgment defaults. If any event of default under the Prior Loan Agreement had occurred (subject, in certain instances, to specified grace or cure periods), the principal, interest and any other monetary obligations on all the then outstanding amounts would have become due and payable immediately.

The following table summarizes our outstanding debt:

	June 30,
	2026	2025
	(In thousands)
Outstanding debt	$–	$11,829
Less: Unamortized debt issuance costs	–	(75)
Net Carrying amount of debt	–	11,754
Less: Current portion	–	(3,070)
Non-current portion	$–	$8,684

During the years ended June 30, 2026 and 2025, we recognized $539,000 and $1,238,000, respectively, of interest expense in the accompanying consolidated statements of operations related to interest and amortization of issuance costs associated with debt. As of June 30, 2026 the available borrowing capacity on the line of credit was $13,591,000.

Financial Covenants

The Prior Loan Agreement required Lantronix to comply with a minimum liquidity test and a minimum interest coverage ratio.

Liquidity

The Prior Loan Agreement required that we maintain a minimum liquidity of $5,000,000 at SVB, as measured at the end of each month.

Interest Coverage ratio

The Prior Loan Agreement required that we maintain a minimum interest coverage ratio, calculated as the ratio of interest expense for the trailing 12-month period to the consolidated trailing 12-month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions of 1.50 to 1.00 for each calendar quarter.

As of June 30, 2026 we were in compliance with all financial covenants under the Prior Loan Agreement.

Fifth Amended and Restated Loan and Security Agreement

On July 31, 2026, we entered into a Fifth Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with SVB, pertaining to our existing revolving credit facility and term loan (together, the “Senior Credit Facilities”). The Amended Loan Agreement amends and restates in its entirety the Prior Loan Agreement.

The Amended Loan Agreement provides for a $15,000,000 revolving credit facility and a $5,000,000 term loan. The revolving credit facility and term loan each mature on August 1, 2028. The term loan requires quarterly principal payments of $62,500 commencing after funding, which occurred in August 2026, with the remaining outstanding principal due at maturity.

Borrowings under the Senior Credit Facilities bear interest at a floating rate equal to the greater of (i) 5.0% or (ii) the Prime Rate plus an applicable margin.

In addition to the existing financial covenants under the Amended Loan Agreement, the Amended Loan Agreement requires that we maintain a minimum liquidity coverage ratio of 2.0 to 1.0, as measured at the end of each month.

5.	Stockholders’ Equity

Public Offerings

Underwritten Offering

On May 29, 2026, in an underwritten public offering, we sold approximately 4,800,000 shares of common stock at $7.20 per share resulting in gross proceeds of $34,500,000, prior to payment of the underwriter fees of $1,750,000 and approximately $1,000,000 of other offering expenses.

Sales Agreement

On May 8, 2026, we entered into a sales agreement with sales agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, with an aggregate offering price of up to $30,000,000.

During the year ended June 30, 2026, we sold approximately 1.8 million shares of our common stock under the sales agreement generating approximately $13,030,000 in gross proceeds and incurred $390,000 in related commissions and $300,000 transaction fees. As of June 30, 2026, we have approximately $17,000,000 remaining of the aggregate offering capacity and the sales agreement remains in effect.

Stock Incentive Plans

We have stock incentive plans in effect under which non-qualified and incentive stock options to purchase shares of Lantronix common stock (“stock options”) have been granted to employees, non-employees and board members. In addition, we have previously granted restricted common stock awards (“non-vested shares”) to employees and board members under these plans. In November 2020, our stockholders voted to approve the 2020 Performance Incentive Plan (the “2020 Plan”), replacing our Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which expired in September 2020. At the 2010 Plan’s expiration date, approximately 1,097,000 shares of our common stock that remained available for award grants under the 2010 Plan became available for award grants under the 2020 Plan. An additional 2,500,000 shares of our common stock were also made available at that time for award grants under the 2020 Plan, and shares of common stock subject to outstanding awards under the 2010 Plan that expired, were cancelled, or otherwise terminate after the expiration date of the 2010 Plan became available for award grant purposes under the 2020 Plan. In both November 2022 and November 2024, our stockholders voted to approve amendments to the 2020 Plan that, among other things, increased the aggregate number of shares of our common stock available for award grants under the plan in each case by 1,800,000 shares, for a total increase of 3,600,000 shares. The 2020 Plan authorizes awards of stock options (both non-qualified and incentive), stock appreciation rights, non-vested shares, restricted stock units (“RSUs”) and performance shares (“PSUs”). New shares are issued to satisfy stock option exercises and share issuances. At June 30, 2026, approximately 645,000 shares remain available for issuance under the 2020 Plan. We have also granted stock options, RSUs and PSUs under individual inducement award agreements.

The Compensation Committee of our board of directors determines eligibility, vesting schedules and exercise prices for stock options and shares granted under the plans. Stock options are generally granted with an exercise price equal to the market price of our common stock on the grant date. Stock options generally have a contractual term of seven to ten years. Share-based awards generally vest and become exercisable over a one to four-year service period. As of June 30, 2026, no stock appreciation rights or non-vested stock was outstanding. No income tax benefit was realized from activity in the share-based plans during the fiscal years ended June 30, 2026 and 2025.

Restricted Stock Units

The fair value of our RSUs is based on the closing market price of our common stock on the grant date.

The following table presents a summary of activity with respect to our RSUs:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2025	2,107	$3.76
Granted	947	4.08
Forfeited	(253)	3.47
Vested	(1,072)	3.96
Balance of RSUs outstanding at June 30, 2026	1,729	$3.86

Performance Shares

The fair value of our PSUs is estimated as of the grant date based upon the expected achievement of the performance metrics specified in the grant and the closing market price of our common stock on the date of grant. To the extent a grant of PSUs contains a market condition, the grant date fair value is estimated using a Monte Carlo simulation with the following weighted average assumptions:

	Years Ended June 30,
	2026	2025
Volatility of common stock	66.69%	65.99%
Average correlation coefficient of peer companies	0.35	0.36
Risk-free interest rate	4.38%	4.52%
Dividend yield	0.00%	0.00%
Contract term (in years)	2.99	2.99

The following table presents a summary of activity with respect to our PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(In thousands)
Balance of PSUs outstanding at June 30, 2025	995	$6.06
Granted	579	4.00
Forfeited	(283)	5.12
Balance of PSUs outstanding at June 30, 2026	1,291	$5.34

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

The following table presents a summary of activity for all of our stock options:

		Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(In thousands)		(In years)	(In thousands)
Balance of options outstanding at June 30, 2025	214	$4.51
Forfeited	(35)	4.95
Expired	(3)	3.16
Exercised	(100)	4.41
Balance of options outstanding at June 30, 2026	76	$4.50	2.6	$123
Options exercisable at June 30, 2026	76	$4.50	2.6	$123

The following table presents a summary of grant date fair value and intrinsic value information for all of our stock options:

	Years Ended June 30,
	2026	2025
	(In thousands, except per share data)
Intrinsic value of options exercised	$90	$203

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

Before suspension The ESPP operated with six month offering periods commencing on the first trading day on or after May 16 and November 16 of each year (an “Offering Period”). Common stock might have been purchased under the ESPP at the end of each six-month Offering Period unless the participant withdrew or terminated employment earlier. Shares of the Company’s common stock might have been purchased under the ESPP at a price not less than 85% of the lesser of the fair market value of our common stock on the first or last trading day of each Offering Period. The ESPP limited the number of shares of common stock that might have been issued under the plan to 1,800,000 shares.

The per share fair value of stock purchase rights granted under the ESPP was estimated using the following weighted-average assumptions:

Year Ended June 30, 2025
Expected term (in years)	0.5
Expected volatility	69%
Risk-free interest rate	4.44%
Dividend yield	0.00%

The following table presents a summary of activity under our ESPP:

Year Ended
June 30, 2026
(In thousands, except per share data)
Shares available for issuance at June 30, 2025	26
Shares issued	–
Shares available for issuance at June 30, 2026	26

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expense included in each applicable functional line item on our consolidated statements of operations:

	Years Ended June 30,
	2026	2025
	(In thousands)
Cost of revenues	$141	$186
Selling, general and administrative	5,233	4,424
Research and development	896	1,522
Total share-based compensation expense	$6,270	$6,132

The following table presents a summary of the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of June 30, 2026:

	Remaining Unrecognized Compensation Expense	Remaining Weighted-Average Years to Recognize
	(In thousands)
RSUs	$5,026	1.9
PSUs	2,152	1.6
	$7,178

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation expense will increase to the extent that we grant additional share-based awards.

6.	Retirement Plan

We have a retirement savings plan (the “Plan”) to which eligible employees may elect to make contributions through salary deferrals up to 100% of their base pay, subject to limitations. We made approximately $316,000 and $364,000 in matching contributions to participants in the Plan during the fiscal years ended June 30, 2026 and 2025, respectively.

In addition, we may make discretionary profit-sharing contributions, subject to limitations. During the fiscal years ended June 30, 2026 and 2025, we made no such contributions to the Plan.

7.	Income Taxes

The provision (benefit) for income taxes consists of the following components:

	Years Ended June 30,
	2026	2025
	(In thousands)
Current:
Federal	$–	$–
State	(90)	28
Foreign	322	(260)
	$232	$(232)
Deferred:
Federal	47	(7)
State	–	–
Foreign	–	–
Provision for (benefit from) income taxes	$279	$(239)

The following table presents U.S. and foreign income (loss) before income taxes:

	Years Ended June 30,
	2026	2025
	(In thousands)
United States	$(4,380)	$(12,786)
Foreign	478	1,174
Loss before income taxes	$(3,902)	$(11,612)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Years Ended June 30,
	2026	2025
	(In thousands)
Deferred tax assets:
Domestic and foreign tax losses and credits	$8,339	$9,492
Reserves not currently deductible	2,638	2,673
Capitalized research and development expenses	9,511	8,987
State taxes	11	33
Deferred compensation	525	356
Inventory capitalization	2,649	2,235
Lease liabilities	1,856	2,060
Depreciation and amortization	305	108
Identified intangibles	1,433	1,572
Other	(22)	120
Gross deferred tax assets	33,694	27,636
Valuation allowance	(32,287)	(26,002)
Deferred tax assets, net	1,407	1,634
Deferred tax liabilities:
State taxes	–	–
Right-of-use assets	(1,626)	(1,806)
Deferred tax liabilities	(1,626)	(1,806)
Net deferred tax assets (liabilities)	$(219)	$(172)

Our net deferred tax liability of $219,000 and $172,000 at June 30, 2026 and 2025, respectively, represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets, and are recorded in other non-current liabilities on the accompanying consolidated balance sheets at June 30, 2026 and 2025. Realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC 740, we have evaluated the positive and negative evidence bearing upon our ability to realize the deferred tax assets as of June 30, 2026 and 2025. We have determined that it was more likely than not that Lantronix would not realize the deferred tax assets due to our cumulative losses and uncertainty of generating future taxable income.

We adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis beginning with year ended June 30, 2026. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended June 30, 2026:

	Year ended June 30, 2026
	(In thousands)
Provision at U.S. federal statutory rate	$(820)	21.0%
State and local income taxes, net of federal income tax effect*:	(90)	2.3%
Foreign Tax Effects
India
Statutory rate difference	138	(3.5%	)
Germany
Statutory rate difference	33	(0.8%	)
Taiwan
Statutory rate difference	18	(0.5%	)
Canada
Statutory rate difference	3	(0.1%	)
Canadian net operating loss carryforwards	626	(16.0%	)
Valuation allowance	(626)	16.0%
Other foreign statutory tax rate difference	21	(0.5%	)
Effects of cross-border tax laws:
U.S. Tax on Certain Foreign Subsidiary Earnings	3	(0.1%	)
Non taxable or nondeductible items
Nondeductible compensation	120	(3.1%	)
Stock compensation	(77)	2.0%
Translation loss	(84)	2.2%
Nondeductible meals & entertainment	34	(0.9%	)
Tax Credits	–	0.0%
Effects of changes in tax laws or rates enacted in the current period	–	0.0%
Changes in unrecognized tax benefits	76	(1.9%	)
Change in valuation allowance	(380)	9.7%
Expiration of net operating loss	1,348	(34.5%	)
Prior year adjustments	(42)	1.1%
Other adjustments	(22)	0.6%
Global effective tax rate	$279	(7.2%	)

* State tax in California, Illinois and Texas represented more than 50% of the tax effect in this reconciling item

The following table presents a reconciliation of the provision (benefit) for income taxes to taxes computed at the U.S. federal statutory rate before adoption of ASU 2023-09:

Year Ended
June 30, 2025
(In thousands)
Statutory federal provision (benefit) for income taxes	$(2,439)
Increase (decrease) resulting from:
State taxes	28
Stock options	568
Other permanent differences	218
Expiration of R&D Credits	839
Uncertain tax position	(1,211)
Change in valuation allowance	1,271
Change in state tax rate	308
Global intangible low-tax income inclusion	143
Foreign tax rate variances	(72)
Other	108
Provision for (benefit from) income taxes	$(239)

We continue to assert that our foreign earnings are indefinitely reinvested in our overseas operations and as such, deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries. The 2017 Tax Cuts and Jobs Act (the “2017 Act”) created a requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (“GILTI”), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. During the fiscal years ended June 30, 2026 and 2025, we elected to treat the tax effect of GILTI as a current-period expense when incurred.

At June 30, 2026, we had federal net operating loss (“NOL”) carryforwards of $27,074,000 and state net operating loss carryforwards of $11,825,000. Our federal net operating loss carryforwards generated for tax years beginning before July 1, 2018 continue to expire in future fiscal years. Pursuant to the 2017 Act, we also have federal NOL carryforwards of $9,024,000 that will not expire but can only be used to offset 80% of future taxable income. For state income tax purposes, our NOL carryforwards continue to expire in future fiscal years. A valuation allowance has been recorded against certain deferred tax assets related to these carryforwards to the extent management concluded that realization is not more likely than not.

Unrecognized Tax Benefits

The following table summarizes our liability for uncertain tax positions for the fiscal year ended June 30, 2026:

Year Ended
June 30, 2026
(In thousands)
Balance as of June 30, 2025	$3,078
Change in balances related to uncertain tax positions	(2,878)
Balance as of June 30, 2026	$200

At June 30, 2026, we had $150,000 of gross unrecognized tax benefits related to federal R&D credit which was recorded as a reduction to deferred tax assets, and a corresponding reduction in our valuation allowance of $150,000. At June 30, 2026 there was a payable of $50,000 related to state income tax liability and accrued interest and penalties. The state income tax payable balance decreased by $112,000 from the prior year due to expiration of state statute of limitation periods. There was a deferred tax asset reversal of $2,587,000 due to the reduction of historical California R&D credits. There was a full valuation allowance on the $2,587,000 deferred tax asset, so no provision impact. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the fiscal years ended June 30, 2026 and 2025, we recorded an immaterial expense for interest and penalties related to income tax matters in the provision for income taxes. At June 30, 2026, we had approximately $14,000 of accrued interest and penalties related to uncertain tax positions.

At June 30, 2026, our fiscal years ended June 30, 2023 through 2025 remain open to examination by the federal taxing jurisdiction and our fiscal years ended June 30, 2022 through 2025 remain open to examination by the state taxing jurisdictions. However, we have NOLs beginning in the fiscal year ended June 30, 2007 which would cause the statute of limitations to remain open for the year in which the NOL was incurred. Our fiscal years ended June 30, 2018 through 2025 remain open to examination by foreign taxing authorities.

Cash Taxes Paid

We adopted ASU 2023-09 on a prospective basis for the year ended June 30, 2026 and have included the following table as a result of our adoptions, which presents income taxes paid (net of refunds received) for the year ended June 30, 2026:

Year ended June 30, 2026
(In thousands)
Federal taxes	$–
State taxes
Texas	29
Other states	(11)
Foreign taxes:
India	218
Germany	13
Hong Kong	12
Other foreign jurisdictions	(2)
Total cash taxes paid	$259

8.	Leases

In general, our leases include office buildings for various facilities worldwide which are all classified as operating leases. We also have financing leases related to some office equipment in the U.S.

The following presents components of lease expense and supplemental cash flow information:

	Years Ended June 30,
	2026	2025
	(In thousands)
Components of lease expense
Operating lease cost	$2,030	$2,369
Financing lease cost	108	107
Financing lease interest expense	14	25

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$1,636	$1,765
Cash paid for amounts included in the measurement of financing lease liabilities	$120	$213

Right-of-use assets obtained in exchange for lease obligation	$628	$1,027

As of June 30, 2026 and 2025, the weighted average discount rate for leases was 4.9% and 4.8%, respectively, and the weighted average remaining lease term for leases was 2.9 years.

Maturities of lease liabilities as of June 30, 2026 were as follows:

Years ending June 30,	Operating	Financing
	(In thousands)
2027	$2,052	$26
2028	2,093	23
2029	1,865	5
2030	1,101	4
2031	1,060	2
Thereafter	1,068	–
Total remaining lease payments	9,239	60
less: imputed interest	(989)	(19)
Lease liability	$8,250	$41
Reported as:
Current liabilities	$1,617	$18
Non-current liabilities	$6,633	$23

9.	Commitments and Contingencies

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

10.	Significant Geographic, Customer and Supplier Information

Long-lived assets, which consists of property and equipment, net, lease right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows:

	June 30,
	2026	2025
	(In thousands)
U.S.	$37,336	$40,065
Canada	4,138	5,415
Rest of world	673	225
	$42,147	$45,705

Customers

The following table presents sales to our significant customers as a percentage of net revenue:

	Years Ended June 30,
	2026	2025
Top five customers (1)	37%	44%
Customer A	13%	15%

(1)	Includes Customer A in the fiscal years ended June 30, 2026 and 2025. The rest of top five customers individually contributed less than 10%.

The following table shows customers that had an outstanding receivable balance that represented at least 10% of our total net accounts receivable:

	June 30,
	2026	2025
Customer A	15%	18%
Customer B	15%	*
Customer C	*	13%

*	Less than 10%

Related Party Transactions

We had no net revenue from related parties for the fiscal years ended June 30, 2026 and 2025.

Suppliers

We do not own or operate a manufacturing facility. All of our products are manufactured by third-party contract manufacturers and foundries primarily located in Thailand and Taiwan. We have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. If these suppliers are unable to provide a timely and reliable supply of components, we could experience manufacturing delays that could adversely affect our consolidated results of operations.

11. Segment Reporting

The following table presents segment revenue, gross profit, and net income (loss) for the periods presented:

	Years Ended June 30,
	2026	2025
	(In thousands)
Net revenue	$120,899	$122,923
Less cost of revenue:
Other costs of revenue	67,395	70,515
Share-based compensation	141	186
Amortization of manufacturing profit in acquired inventory	18	88
Depreciation and amortization	422	435
Total cost of revenue	67,976	71,224
Gross profit	52,923	51,699
Less:
Personnel-related expenses	34,028	32,551
Professional fees and outside services	3,720	4,878
Advertising and marketing	2,234	2,239
Facilities and insurance	4,186	4,391
Share-based compensation	6,129	5,946
Depreciation	1,180	1,649
Outside services	1,183	636
Product certifications	535	499
Other operating expenses	1,407	2,054
Restructuring, severance and related charges	566	3,535
Acquisition-related costs	315	371
Amortization of intangible assets	1,561	3,951
Interest expense, net	(133)	511
Other expense (income)	(86)	100
Provision for (benefit from) income taxes	279	(239)
Total segment expenses	57,104	63,072

Segment net loss	$(4,181)	$(11,373)

12. Subsequent Events

Acquisition of Vecima Networks’ Industrial IoT Business

On July 7, 2026, we entered into an asset purchase agreement to acquire the industrial IoT business of Vecima Networks Inc., including its Nero Global Tracking software-as-a-service platform, for aggregate consideration of approximately $11.7 million, excluding working capital adjustments and other customary purchase price adjustments. The acquired business provides GPS-based fleet and asset tracking solutions and serves customers across the fleet, municipal, restoration and industrial asset-tracking markets in North America. We closed the transaction on August 1, 2026.

Since the transaction closed after the fiscal year ended on June 30, 2026, we have not recorded any amounts in the accompanying consolidated financial statements. We are in the process of evaluating the acquisition and, therefore, determining the preliminary allocation of the purchase price, including the identification and valuation of acquired intangible assets and any associated goodwill. Additional disclosures required by ASC 805, Business Combinations, will be provided for the quarter ending September 30, 2026 following the completion of the preliminary purchase accounting assessment.

