Form 10-Q
period 2026-09-30
LANTRONIX INC
filed 2026-11-09
CIK 1114925

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, there were 46,944,209 shares of the registrant’s common stock outstanding.

LANTRONIX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2026 (the “Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof. Additionally, statements concerning future matters such as our expected earnings, revenues, expenses, gross margins, cost savings and financial condition, our growth strategy, our expectations with respect to the development and customer acceptance of new products, our expectations concerning the future potential and development of our primary vertical markets, the expected benefits of our recent acquisition of the Industrial IoT business of Vecima Networks, and other statements regarding matters that are not historical are forward-looking statements.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$37,620	$60,466
Marketable securities	13,836	–
Accounts receivable, net	28,894	25,317
Inventories, net	31,161	25,804
Contract manufacturers’ receivables	4,738	3,500
Prepaid expenses and other current assets	3,218	2,347
Total current assets	119,467	117,434
Property and equipment, net	2,197	1,453
Goodwill	34,383	31,089
Intangible assets, net	8,684	2,177
Lease right-of-use assets	7,192	7,428
Other assets	720	755
Total assets	$172,643	$160,336

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,989	$16,971
Accrued payroll and related expenses	3,799	4,820
Current portion of long-term debt, net	250	–
Other current liabilities	12,901	10,284
Total current liabilities	39,939	32,075
Long-term debt, net	4,541	–
Other non-current liabilities	8,728	8,985
Total liabilities	53,208	41,060

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	358,131	357,502
Accumulated deficit	(239,038)	(238,575)
Accumulated other comprehensive income	337	344
Total stockholders’ equity	119,435	119,276
Total liabilities and stockholders’ equity	$172,643	$160,336

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2026	2025
Net revenue	$32,369	$29,794
Cost of revenue	17,856	16,448
Gross profit	14,513	13,346
Operating expenses:
Selling, general and administrative	10,010	9,542
Research and development	4,336	4,598
Restructuring, severance and related charges	89	93
Acquisition-related costs	245	43
Amortization of intangible assets	391	597
Total operating expenses	15,071	14,873
Loss from operations	(558)	(1,527)
Interest income (expense), net	340	(15)
Other income (expense), net	(51)	183
Loss before income taxes	(269)	(1,359)
Provision for income taxes	194	42
Net loss	$(463)	$(1,401)

Net loss per share - basic and diluted	$(0.01)	$(0.04)

Weighted-average common shares - basic and diluted	46,743	39,188

See accompanying notes to unaudited condensed consolidated financial statements.

5

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	September 30,
	2026	2025
Net loss	$(463)	$(1,401)
Other comprehensive loss, net of tax:
Net change in unrealized loss on available-for-sale securities, net of tax	(7)	–
Other comprehensive loss, net of tax	(7)	–
Comprehensive loss	$(470)	$(1,401)

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended September 30, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2026	46,594	$5	$357,502	$(238,575)	$344	$119,276
Shares issued pursuant to stock awards, net	285	–	–	–	–	–
Tax withholding paid on behalf of employees for restricted shares	–	–	(979)	–	–	(979)
Share-based compensation	–	–	1,608	–	–	1,608
Net change in unrealized loss on available-for-sale securities	–	–	–	–	(7)	(7)
Net loss	–	–	–	(463)	–	(463)
Balance at September 30, 2026	46,879	$5	$358,131	$(239,038)	$337	$119,435

	Three Months Ended September 30, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2025	39,102	$4	$308,397	$(234,394)	$371	$74,378
Shares issued pursuant to stock awards, net	166	–	–	–	–	–
Tax withholding paid on behalf of employees for restricted shares	–	–	(300)	–	–	(300)
Share-based compensation	–	–	1,773	–	–	1,773
Net loss	–	–	–	(1,401)	–	(1,401)
Balance at September 30, 2025	39,268	$4	$309,870	$(235,795)	$371	$74,450

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	September 30,
	2026	2025
Operating activities
Net loss	$(463)	$(1,401)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	1,608	1,773
Depreciation and amortization	368	446
Amortization of intangible assets	391	597
Amortization of manufacturing profit in acquired inventory associated with acquisitions	12	18
Amortization of deferred debt issuance costs	18	14
Accretion of discount on marketable securities	(43)	–
Gain on facility lease termination	(18)	–
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(3,380)	3,167
Inventories, net	(5,084)	(402)
Contract manufacturers’ receivables	(1,238)	2,619
Prepaid expenses and other current assets	(662)	(340)
Lease right-of-use assets	440	399
Other assets	38	(69)
Accounts payable	5,986	(3,648)
Accrued payroll and related expenses	(1,168)	359
Other liabilities	690	73
Net cash (used in) provided by operating activities	(2,505)	3,605

Investing activities
Purchases of property and equipment	(110)	(74)
Cash payment for acquisition	(10,343)	–
Purchase of marketable securities	(13,800)	–
Net cash used in investing activities	(24,253)	(74)

Financing activities
Tax withholding paid on behalf of employees for restricted shares	(979)	(300)
Borrowings on debt	5,000	–
Payments on debt	(105)	(1,106)
Payment of lease liabilities	(4)	(32)
Net cash provided by (used in) financing activities	3,912	(1,438)

Increase (decrease) in cash and cash equivalents	(22,846)	2,093
Cash and cash equivalents at beginning of period	60,466	20,098
Cash and cash equivalents at end of period	$37,620	$22,191

See accompanying notes to unaudited condensed consolidated financial statements.

LANTRONIX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

1.	Company and Significant Accounting Policies

Company

Lantronix, Inc., which we refer to herein as the Company, Lantronix, we, our, or us, is a global leader in Edge AI and Industrial Internet of Things (“IoT”) solutions that power National Defense Authorization Act (“NDAA”)-compliant unmanned systems, critical infrastructure and resilient enterprise networks. We deliver intelligent computing, secure connectivity, and remote management for mission-critical applications, enabling customers to optimize operations, enhance security and accelerate digital transformation. Our comprehensive portfolio of hardware, software, and services powers applications ranging from mission-critical autonomous platforms and edge analytics for critical infrastructure to intelligent surveillance and secure network management. By bringing intelligence to the network edge, we help organizations achieve efficiency, security, and a competitive edge in today’s AI-driven world.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lantronix have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (the “SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, which was filed with the SEC on August 27, 2026. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Lantronix at September 30, 2026, the consolidated results of our operations for the three months ended September 30, 2026 and our consolidated cash flows for the three months ended September 30, 2026. All intercompany accounts and transactions have been eliminated.

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

The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Marketable Securities

Marketable debt securities are classified as available-for-sale and are presented at fair value. Unrealized holding gains and losses, net of income taxes, on available-for-sale debt securities are reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis. We classify all marketable securities within current assets on our accompanying unaudited condensed consolidated balance sheets.

Reclassifications

Certain reclassifications have been made to the prior fiscal year financial information to conform with the current fiscal year presentation.

Recent Accounting Pronouncements

Credit Losses

In July 2025, the Financial Accounting Standards Board (“FASB”) issued a final Accounting Standards Update (“ASU”) amending Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses, to allow all entities to elect a practical expedient when determining the expected credit losses on trade accounts receivable. The practical expedient allows companies to assume that the current conditions as of the balance sheet date will remain unchanged through the remaining life of the asset. We adopted the standard on July 1, 2026. The adoption of this guidance did not have a material effect on our financial statement presentation and its related disclosures.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which will require disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including disclosure of amounts for (i) purchases of inventory, (ii) employee compensation, (iii) depreciation and (iv) intangible asset amortization, included in each relevant expense caption. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. The standard will be effective for our annual financial statements beginning with our fiscal year ending June 30, 2028. We are currently evaluating the impact of this accounting standard on our financial statement presentation and its related disclosures.

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

We prepay sales commissions related to certain of these contracts, which are incremental costs of obtaining the contract. We capitalize these costs and expense them ratably on a straight-line basis over the life of the contract. At September 30, 2026, prepaid sales commissions included in prepaid expenses and other current assets totaled $122,000 and those included in other assets totaled $165,000.

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

We recognize revenue on fixed price contracts, over time, using an input method based on the proportion of our actual costs incurred (generally labor hours expended) to the total costs expected to complete the contract performance obligation. We have determined that this method best represents the transfer of services as the proportion closely depicts the efforts or inputs applied towards satisfying a fixed price contract performance obligation.

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

Net Revenue by Product Line and Geographic Region

We organize our products and solutions into three product lines: Embedded IoT Solutions, IoT System Solutions, and Software and Services. Our Embedded IoT products are normally embedded into new designs. These products include application processing that delivers compute to meet customer needs for data transformation, computer vision, machine learning, augmented / virtual reality, audio / video aggregation and distribution, and custom applications at the edge. Our IoT System products include wired and wireless connections that enhance the value and utility of modern electronic systems and equipment by providing secure network connectivity, power for IoT end devices through Power over Ethernet (“PoE”), application hosting, protocol conversion, media conversion, secure access for distributed IoT deployments and many other functions. Our Software and Services products include (i) our SaaS platforms, which enable customers to easily deploy, monitor, manage, and automate across their global deployments, along with GPS-based vehicle and asset tracking capabilities for fleet, municipal, and industrial asset tracking customers, (ii) engineering services, which is a flexible business model that allows customers to select from turnkey product development or team augmentation for accelerating complex areas of product development or (iii) extended warranty, support and maintenance.

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

	Three Months Ended September 30,
	2026	2025
	(In thousands)
Embedded IoT Solutions	$15,680	$11,467
IoT System Solutions	14,074	16,459
Software and Services	2,615	1,868
	$32,369	$29,794

	Three Months Ended September 30,
	2026	2025
	(In thousands)
Americas	$23,302	$20,651
EMEA	5,602	5,087
Asia Pacific Japan	3,465	4,056
	$32,369	$29,794

The following table presents product revenues and service revenues as a percentage of our total net revenue:

	Three Months Ended September 30,
	2026	2025

Product revenues	92%	94%
Service revenues	8%	6%

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

The following table presents the changes in our deferred revenue balance for the three months ended September 30, 2026 (in thousands):

Balance, June 30, 2026	$5,183
New performance obligations	1,544
Performance obligations acquired from acquisitions	245
Recognition of revenue from satisfying performance obligations	(1,243)
Balance, September 30, 2026	5,729
Less: non-current portion of deferred revenue	2,257
Current portion, September 30, 2026	$3,472

During the three months ended September 30, 2026, approximately $296,000 of the revenue recognized as a result of satisfying performance obligations was included in the contract liability balance at the beginning of the period.

We currently expect to recognize substantially all of the non-current portion of deferred revenue over the next 2 to 5 years.

3.	Acquisition

On July 7, 2026, we entered into an asset purchase agreement to acquire the industrial IoT business of Vecima Networks Inc. (“Vecima”), including its Nero Global Tracking software-as-a-service platform (“Nero”). The acquired business provides GPS-based fleet and asset tracking solutions and serves customers across the fleet, municipal, restoration and industrial asset-tracking markets in North America. We closed the acquisition on August 1, 2026.

The aggregate consideration payable by Lantronix under the asset purchase agreement is estimated to be $11,634,000, consisting of $10,343,000 paid at the closing date and $1,291,000 in estimated holdback consideration, including estimated working capital adjustments, payable within six months following the closing date.

A summary of the purchase consideration for the acquisition is as follows (in thousands):

Cash paid at closing	$10,343
Estimated fair value of holdback consideration, including initial working capital adjustments	1,291
Total purchase consideration	$11,634

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

The preliminary purchase price allocation is as follows (in thousands):

Accounts receivable	$197
Inventories	285
Prepaid expense and other current assets	208
Property and equipment	973
Goodwill	3,294
Intangible assets	6,891
Lease right-of-use assets	198
Other assets	126
Accounts payable	(3)
Accrued payroll and related expenses	(147)
Other current liabilities	(204)
Other non-current liabilities	(184)
Total consideration	$11,634

The factors that contributed to a purchase price resulting in the recognition of goodwill include our beliefs that this acquisition (i) will create a more diverse company with respect to our software product offerings and (ii) should result in a realization of cost savings and an improvement of overall efficiencies consistent with our commitment to improving cost structures in accordance with our operational plans.

Depending on the structure of a particular acquisition, goodwill and identifiable intangible assets may not be deductible for tax purposes. We have preliminarily determined that goodwill and identifiable intangible assets related to this acquisition are deductible.

Acquisition-related costs were expensed in the periods in which the costs were incurred.

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Asset Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Developed Technology	$5,421	5.0
Customer Relationships	599	4.0
Trade Name	464	5.0
Non-Compete Agreement	407	3.0

The intangible assets are amortized on a straight-line basis over the estimated weighted-average useful lives.

Valuation Methodology

The customer relationships were valued using the Distributor Method, a form of the income approach. Under this methodology, the fair value of the customer relationships was estimated based on the present value of the after-tax cash flows attributable to the distribution and customer-facing functions associated with the existing customer base. The useful lives of customer relationships are estimated based primarily upon customer turnover data.

The developed technology was valued using the multi-period excess earnings method (“MPEEM”), a form of the income approach. The MPEEM estimates revenues and cash flows attributable to the developed technology and deducts portions of the cash flows that can be attributed to the use of supporting assets.

Trade names were valued using the relief-from-royalty method. This method is an income approach that estimates the portion of a company’s earnings attributable to an asset based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying a royalty rate to the prospective revenue attributable to the intangible asset. The resulting annual royalty payments are tax-affected and then discounted to present value.

The non-compete agreement represents the economic benefit associated with restricting Vecima from competing with the acquired business following the acquisition. The non-compete agreement was valued using the With-and-Without Method, which measures the difference in expected cash flows with and without the protection provided by the agreement.

Assumptions used in forecasting cash flows for each of the identified intangible assets included consideration of the following:

•	Historical performance including sales and profitability

•	Discount rate

•	Business prospects and industry expectations

•	Estimated economic life of the asset

•	Development of new technologies

•	Acquisition of new customers

•	Attrition of existing customers

•	Obsolescence of technology over time

Supplemental Pro Forma Information

The following supplemental pro forma data summarizes our results of operations for the periods presented, as if we had completed the acquisition as of the first day of our fiscal year ended June 30, 2026. The supplemental pro forma data reports actual operating results adjusted to include the pro forma effect and timing of the impact of amortization expense of identified intangible assets, depreciation expense for acquired property and equipment, the purchase accounting effect on inventories acquired, and transaction costs. In accordance with the pro forma acquisition date, we recorded in the three months ended September 30, 2025 supplemental pro forma data, acquisition-related costs of $245,000, with a corresponding reduction in the three months ended September 30, 2026 supplemental pro forma data. We recorded (i) additional amortization expense of $370,000, (ii) cost of goods sold from manufacturing profit in acquired inventory of $12,000, with a corresponding reduction in the three months ended September 30, 2026 supplemental pro forma data, (iii) depreciation expense of $44,000, and (iv) amortization expense pertaining to the lease right-of-use asset of $12,000 in the three months ended September 30, 2025 supplemental pro forma data. Additionally, we recorded (i) additional amortization expense of $127,000, (ii) depreciation expense of $15,000, and (iii) amortization expense pertaining to lease right-of-use asset of $4,000 in the three months ended September 30, 2026 supplemental pro forma data.

The acquisition contributed between 2% and 3% of our total net revenue for the three months ended September 30, 2026.

Supplemental pro forma data is as follows:

	Three Months Ended September 30,
	2026	2025
	(In thousands, except per share amounts)
Pro forma net revenue	$32,769	$31,177
Pro forma net loss	(425)	(1,959)

Pro forma net loss per share:
Basic and diluted	$(0.01)	$(0.05)

4.	Supplemental Financial Information

Inventories

	September 30,	June 30,
	2026	2026
	(In thousands)
Finished goods	$19,434	$16,578
Raw materials	11,727	9,226
Inventories	$31,161	$25,804

Marketable Securities

Marketable securities consist of U.S. Treasury securities, classified as available-for-sale. Our investments in treasury securities are recorded at fair value. All of our marketable securities are less than one year from maturity.

The following table summarizes our investments in marketable securities at September 30, 2026. We did not have any marketable securities as of June 30, 2026:

	September 30, 2026
	Cost or	Gross Unrealized	Gross Unrealized	Estimated
	Amortized Cost	Holding Gains	Holding Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$13,843	–	(7)	$13,836

Total marketable securities	$13,843	$–	$(7)	$13,836

We had no realized gains or losses from the sale of investments in treasury securities for the three months ended September 30, 2026 and 2025.

Other Liabilities

The following table presents details of our other liabilities:

	September 30,	June 30,
	2026	2026
	(In thousands)
Current
Accrued variable consideration	$2,450	$2,352
Customer deposits and refunds	366	282
Accrued raw materials purchases	–	155
Deferred revenue	3,472	3,073
Lease liability	1,741	1,635
Taxes payable	147	(4)
Warranty reserve	599	592
Other accrued operating expenses	4,126	2,199
Total other current liabilities	$12,901	$10,284

Non-current
Lease liability	$6,239	$6,656
Deferred tax liability	232	219
Deferred revenue	2,257	2,110
Total other non-current liabilities	$8,728	$8,985

Computation of Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the applicable period.

The following table presents the computation of net loss per share:

	Three Months Ended September 30,
	2026	2025
	(In thousands, except per share data)
Numerator:
Net loss	$(463)	$(1,401)
Denominator:
Weighted-average common shares outstanding - basic and diluted	46,743	39,188

Net loss per share - basic and diluted	$(0.01)	$(0.04)

The following table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive for the periods presented. These excluded common stock equivalents could be dilutive in the future.

	Three Months Ended September 30,
	2026	2025
	(In thousands)
Common stock equivalents	767	822

Intangible Assets

The following table presents details of intangible assets:

	September 30, 2026			June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Developed technology	$12,214	$(6,532)	$5,682	$6,793	$(6,303)	$490
Customer relationships	19,715	(17,558)	2,157	19,116	(17,452)	1,664
Non-compete agreements	407	(22)	385	–	–	–
Trademark and trade name	1,980	(1,520)	460	1,516	(1,493)	23
	$34,316	$(25,632)	$8,684	$27,425	$(25,248)	$2,177

We do not currently have any intangible assets with indefinite useful lives.

As of September 30, 2026, future estimated amortization expense is as follows:

Years Ending June 30,
(In thousands)
2027 (remainder)	$1,493
2028	1,719
2029	1,653
2030	1,529
2031	1,342
Thereafter	948
$8,684

Supplemental Cash Flow Information

The following table presents non-cash investing transactions excluded from the accompanying unaudited condensed consolidated statements of cash flows:

	September 30,
	2026	2025
	(In thousands)
Acquisition of property through operating leases	$158	$84
Acquisition of property through financing leases	$–	$7
Accrued property and equipment paid for in the subsequent period	$29	$23
Estimated fair value of holdback consideration, including initial working capital adjustments	$1,291	$–

5.	Warranty Reserve

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

The following table presents details of our warranty reserve, which is included in other current liabilities in the unaudited condensed consolidated balance sheets:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2026	2026
	(In thousands)
Beginning balance	$592	$663
Charged to cost of revenue	106	255
Usage	(99)	(326)
Ending balance	$599	$592

6.	Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, contract manufacturers’ receivable, accounts payable, and accrued liabilities. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree to which the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

We measure certain financial assets at fair value on a recurring basis, including our marketable securities which are classified as available-for-sale securities, and certain cash equivalents, specifically money market securities. Our money market accounts and available-for-sale marketable securities are valued based on quoted market prices in active markets based on information provided by independent third-party entities.

Financial Assets

We categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows:

	September 30, 2026			June 30, 2026
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (1):
Money market securities and U.S. Treasuries	$16,296	–	–	–	–	–

Marketable securities:
U.S. Treasuries	$13,836	–	–	–	–	–

(1)	Excludes cash of $21,324,000 and $60,466,000 as of September 30, 2026 and June 30, 2026, respectively.

7.	Debt

Bank Line of Credit

On July 31, 2026, we entered into a Fifth Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with First Citizens Innovation Banking (previously Silicon Valley Bank, “FCB”), pertaining to our existing revolving credit facility and term loan (together, the “Senior Credit Facilities”). The Loan Agreement amends and restates in its entirety our prior loan and security agreement with FCB (the “Prior Loan Agreement”).

The Loan Agreement provides for a $15,000,000 revolving credit facility and a $5,000,000 term loan. The revolving credit facility and term loan each mature on August 1, 2028. The term loan requires quarterly principal payments of $62,500 commencing after funding, which occurred in August 2026, with the remaining outstanding principal due at maturity.

Borrowings under the Senior Credit Facilities bear interest at a floating rate equal to the greater of (i) 5.0% or (ii) the Prime Rate plus an applicable margin.

The following table summarizes our outstanding debt:

	September 30,	June 30,
	2026	2026
	(In thousands)
Outstanding debt	$4,938	$–
Less: Unamortized debt issuance costs	(147)	–
Net carrying amount of debt	4,791	–
Less: Current portion	(250)	–
Non-current portion	$4,541	$–

During the three months ended September 30, 2026, we recognized $81,000 of interest expense in the accompanying unaudited condensed consolidated statements of operations related to interest and amortization of issuance costs associated with debt. As of September 30, 2026, the available borrowing capacity on the line of credit was $14,949,000.

Financial Covenants

The Loan Agreement requires Lantronix to comply with a minimum liquidity test, a minimum interest coverage ratio, and a minimum liquidity coverage ratio.

Liquidity

The Loan Agreement requires that we maintain a minimum liquidity of $5,000,000 at FCB, as measured at the end of each month.

Interest coverage ratio

The Loan Agreement requires that we maintain a minimum interest coverage ratio, calculated as the ratio of consolidated trailing 12-month earnings before interest, taxes, depreciation and amortization, and certain other allowable exclusions, to interest expense for the trailing 12-month period of 1.50 to 1.00 for each calendar quarter.

Liquidity coverage ratio

The Loan Agreement requires that we maintain a minimum liquidity coverage ratio of 2.0 to 1.0, as measured at the end of each month.

As of September 30, 2026, we were in compliance with all financial covenants under the Loan Agreement.

8.	Stockholders’ Equity

Restricted Stock Units (“RSUs”)

The following table presents a summary of activity with respect to our RSUs:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)
Balance of RSUs outstanding at June 30, 2026	1,729	$3.86
Granted	250	5.65
Forfeited	(35)	3.90
Vested	(367)	3.22
Balance of RSUs outstanding at September 30, 2026	1,577	$4.29

Performance Stock Units (“PSUs”)

The following table presents a summary of activity with respect to our PSUs:

Number of Shares
(In thousands)
Balance of PSUs outstanding at June 30, 2026	1,291
Granted	373
Vested	(298)
Balance of PSUs outstanding at September 30, 2026	1,366

Stock Options

No stock option activity occurred during the three months ended September 30, 2026, and the number of options outstanding and their weighted-average exercise price remained unchanged from June 30, 2026.

Share-Based Compensation Expense

The following table presents a summary of share-based compensation expenses included in each applicable functional line item on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,
	2026	2025
	(In thousands)
Cost of revenue	$31	$35
Selling, general and administrative	1,372	1,454
Research and development	205	284
Total share-based compensation expense	$1,608	$1,773

The following table presents the remaining unrecognized share-based compensation expense related to our outstanding share-based awards as of September 30, 2026:

	Remaining	Remaining
	Unrecognized	Weighted-
	Compensation	Average Years
	Expense	To Recognize
	(In thousands)
Restricted stock units	$5,218	2.0
Performance stock units	4,072	2.2
	$9,290

9.	Income Taxes

We utilize the liability method of accounting for income taxes. The following table presents our effective tax rates based upon our provision for income taxes for the periods shown:

	Three Months Ended September 30,
	2026	2025
Effective tax rate	72%	3%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to (i) a tax benefit from our domestic losses being recorded with a full valuation allowance, (ii) our current estimates of pre-tax profitability for the full fiscal year and (iii) the effect of foreign earnings taxed at rates differing from the federal statutory rate.

We have a net deferred tax liability of $232,000 and $219,000 at September 30, 2026 and June 30, 2026, respectively. This balance represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets and is recorded in other non-current liabilities on the accompanying unaudited condensed consolidated balance sheets.

The realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC Topic 740, we have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets. We have determined that it was more likely than not that Lantronix would not realize the deferred tax assets due to our cumulative losses and uncertainty of generating future taxable income and have therefore provided a full valuation allowance against our deferred tax assets as of September 30, 2026 and June 30, 2026.

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

11.	Segment Reporting

The following table presents segment revenue, gross profit, and net loss for the periods presented:

	Three Months Ended September 30,
	2026	2025
	(In thousands)
Net revenue	$32,369	$29,794
Less cost of revenue:
Other costs of revenue	17,716	16,289
Share-based compensation	31	35
Amortization of manufacturing profit in acquired inventory	12	18
Depreciation and amortization	97	106
Total cost of revenue	17,856	16,448
Gross profit	14,513	13,346
Less:
Personnel-related expenses	8,828	8,490
Professional fees and outside services	1,270	1,442
Advertising and marketing	676	530
Facilities and insurance	1,185	1,074
Share-based compensation	1,577	1,738
Depreciation	271	401
Product certifications	97	116
Other operating expenses	442	349
Restructuring, severance and related charges	89	93
Acquisition-related costs	245	43
Amortization of intangible assets	391	597
Interest (income) expense, net	(340)	15
Other expense (income), net	51	(183)
Provision for income taxes	194	42
Total segment expenses	14,976	14,747

Segment net loss	$(463)	$(1,401)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2026 (this “Report”). This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

Unless otherwise indicated by the context, all references to the “Company”, “Lantronix”, “we”, “us”, and “our” in this Quarterly Report on Form 10-Q include Lantronix, Inc. and its consolidated subsidiaries.

Overview

Lantronix, Inc. is a global leader in Edge AI and Industrial IoT solutions that power NDAA-compliant unmanned systems, critical infrastructure and resilient enterprise networks. We deliver intelligent computing, secure connectivity, and remote management for mission-critical applications, enabling customers to optimize operations, enhance security and accelerate digital transformation. Our comprehensive portfolio of hardware, software, and services powers applications ranging from mission-critical autonomous platforms and edge analytics for critical infrastructure to intelligent surveillance and secure network management. By bringing intelligence to the network edge, we help organizations achieve efficiency, security, and a competitive edge in today’s AI-driven world.

We conduct our business globally and manage our sales teams by three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific Japan (“APJ”).

Recent Developments

Nero Acquisition

On July 7, 2026, we entered into an asset purchase agreement to acquire the industrial IoT business of Vecima, including its Nero platform, for aggregate consideration of approximately $11.6 million, excluding working capital adjustments and other customary purchase price adjustments. The acquired business provides GPS-based fleet and asset tracking solutions and serves customers across the fleet, municipal, restoration and industrial asset-tracking markets in North America. We closed the transaction on August 1, 2026.

Refer to Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which are incorporated herein by reference, for additional information regarding the acquisition.

Products and Solutions

We organize our portfolio of products and services into the following product lines: Embedded IoT Solutions, IoT System Solutions, and Software and Services.

Embedded IoT Solutions

Our embedded product portfolio includes a broad range of compute system-on-module (“SoM”) and System-in-Package (“SiP”) solutions, together with wired and wireless connectivity products. As semiconductor technology continues to evolve and integrate more functionality, our compute modules now provide not only processing power but also the ability to run advanced AI and machine learning applications. This enables our customers to process and analyze digital inputs such as video, audio, and sensor data, directly at the device level, reducing latency, enhancing security, and enabling real-time decision making.

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

Software and Services

Our Software and Services offerings are central to our strategy of increasing recurring, higher margin revenue across each of our vertical markets. Our Percepxion™ Software as a Service (“SaaS”) platform offers comprehensive single-pane-of-glass management for our Out-Of-Band (“OOB”) and Industrial IoT deployments, enabling customers to easily deploy, monitor, manage and automate across their global deployments, all from a single platform login, virtually and seamlessly connected as if located directly on each device. Our platform eliminates the need for 24/7 personnel on site and makes it easy to observe and address issues quickly, even in large-scale deployments. Following our August 2026 acquisition of Nero, our Software and Services portfolio also includes GPS-based vehicle and asset tracking capabilities for fleet, municipal, and industrial asset tracking customers, further broadening our recurring revenue base.

We leverage our deep engineering expertise and product development best practices to deliver high-quality, innovative products cost-effectively and on schedule across each of our three vertical markets. Our engineering services model is flexible, offering either turnkey product development or team augmentation to accelerate complex product development challenges, including camera tuning and computer vision for unmanned aerial systems (“UAS” or “drones”) and public safety applications, machine learning and AI model integration for edge compute deployments supporting critical infrastructure and defense customers, and voice control, augmented/virtual reality, and other advanced feature development for enterprise and OEM customers.

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

Critical Accounting Policies and Estimates

The accounting policies that have the greatest impact on our financial condition and results of operations and that require the most judgments are those relating to revenue recognition, sales returns and allowances, inventory valuation, valuation of deferred income taxes, and valuation of goodwill and long-lived and intangible assets. These policies are described in further detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 and filed with the SEC on August 27, 2026 (the “Form 10-K”) and have not changed significantly during the three months ended September 30, 2026 as compared to what was previously disclosed in the Form 10-K.

Results of Operations – Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Summary

In the three months ended September 30, 2026, our net revenue increased by $2,575,000 or 8.6%, compared to the three months ended September 30, 2025. The increase in net revenue was driven by a 36.7% increase in net revenue in our Embedded IoT Solutions product line and a 40.0% increase in our Software and Services product line and was partially offset by a 14.5% decrease in net revenue in our IoT System Solutions product line. We had a net loss of $463,000 for the three months ended September 30, 2026 compared to a net loss of $1,401,000 for the three months ended September 30, 2025. The decrease in net loss was primarily driven by the increase in revenues for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Net Revenue

The following tables present our net revenue by product line and by geographic region:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Embedded IoT Solutions	$15,680	48.4%	$11,467	38.5%	$4,213	36.7%
IoT System Solutions	14,074	43.5%	16,459	55.2%	(2,385)	(14.5%	)
Software and Services	2,615	8.1%	1,868	6.3%	747	40.0%
	$32,369	100.0%	$29,794	100.0%	$2,575	8.6%

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Americas	$23,302	72.0%	$20,651	69.3%	$2,651	12.8%
EMEA	5,602	17.3%	5,087	17.1%	515	10.1%
APJ	3,465	10.7%	4,056	13.6%	(591)	(14.6%	)
	$32,369	100.0%	$29,794	100.0%	$2,575	8.6%

Embedded IoT Solutions

Net revenue increased primarily due to (i) higher unit sales of our embedded compute products across all regions, which include our drone and aerospace and defense products, and (ii) higher unit sales of our embedded wired connectivity products in the Americas region.

IoT System Solutions

Net revenue decreased mainly due to (i) reduced unit sales in our media converters product family across all regions, and (ii) decreased unit sales of our telematics gateways in the Americas and EMEA regions; revenues from these products can be dependent on project-based capital spending, customer deployment schedules, and federal and other government agency funding patterns. These decreases were partially offset by (i) higher unit sales of our network switches in the Americas region, and (ii) higher unit sales of our gateways, routers and modems in the Americas and EMEA regions.

Software and Services

Net revenue increased primarily due to higher SaaS solutions revenue across all regions, particularly the Americas region, driven by revenue from the Nero acquisition.

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

The following table presents our gross profit:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Gross profit	$14,513	44.8%	$13,346	44.8%	$1,167	8.7%

Gross profit as a percentage of revenue (referred to as “gross margin”) remained consistent for both periods in the table above. Our revenue mix in the current quarter was more heavily weighted toward certain lower-margin embedded compute products compared to the prior year period. The impact on our gross margin in the current quarter was positively offset by additional SaaS revenue from Nero, along with lower inventory charges and overhead costs compared to the prior year.

We currently expect that gross margin will fluctuate in future periods based on, among other factors, changes in our product mix, average selling prices, and average manufacturing costs.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses, including salaries and commissions, share-based compensation, facility expenses, information technology, advertising and marketing expenses, and professional, legal and accounting fees.

The following table presents our selling, general and administrative expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$5,837		$5,400		$437	8.1%
Professional fees and outside services	1,100		1,105		(5)	(0.5%	)
Advertising and marketing	676		530		146	27.5%
Facilities and insurance	544		482		62	12.9%
Share-based compensation	1,372		1,454		(82)	(5.6%	)
Depreciation	230		290		(60)	(20.7%	)
Other	251		281		(30)	(10.7%	)
Selling, general and administrative	$10,010	30.9%	$9,542	32.0%	$468	4.9%

Selling, general and administrative expenses increased primarily due to (i) higher personnel-related expenses related to increased headcount, including employees added from the Nero acquisition, and (ii) higher advertising and marketing costs related to certain promotional and trade show spending.

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

The following table presents our research and development expenses:

	Three Months Ended September 30,
		% of Net		% of Net	Change
	2026	Revenue	2025	Revenue	$	%
	(In thousands, except percentages)
Personnel-related expenses	$2,991		$3,090		$(99)	(3.2%	)
Facilities	641		592		49	8.3%
Outside services	170		337		(167)	(49.6%	)
Product certifications	97		116		(19)	(16.4%	)
Share-based compensation	205		284		(79)	(27.8%	)
Other	232		179		53	29.6%
Research and development	$4,336	13.4%	$4,598	15.4%	$(262)	(5.7%	)

Research and development expenses decreased primarily due to (i) lower spending on outside services, including outsourced product development and contractor costs, and (ii) lower personnel-related expenses in our engineering team resulting from restructuring activities during the prior fiscal year.

Restructuring, Severance and Related Charges

During the three months ended September 30, 2026, we incurred charges of $89,000 related primarily to certain headcount and lease reductions.

We may incur additional restructuring, severance and related charges in future periods as we continue to identify cost savings and efficiencies related to our business.

Acquisition-Related Costs

During the three months ended September 30, 2026, we incurred approximately $245,000 of acquisition costs, primarily related to the Nero acquisition. These costs were mainly comprised of legal and other professional fees.

Interest Income (Expense), Net

For the three months ended September 30, 2026 and 2025, we earned interest income on our domestic cash balances and marketable securities, and incurred interest expense on borrowings under our Loan Agreement.

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

Liquidity and Capital Resources

Liquidity

The following table presents details of our working capital, cash and cash equivalents, and marketable securities:

	September 30,	June 30,
	2026	2026	Change
	(In thousands)
Working capital	$79,528	$85,359	$(5,831)
Cash and cash equivalents	$37,620	$60,466	$(22,846)
Marketable securities	$13,836	$–	$13,836

Our principal sources of cash and liquidity include our existing cash and cash equivalents, marketable securities, borrowings and amounts available under our Loan Agreement (as defined in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report), and cash generated from operations. We are subject to a variable amount of interest on the principal balance of our borrowings and could be adversely impacted by rising interest rates in the future. We believe that our current cash and marketable securities holdings, cash provided by operating activities, and the expected availability under our Loan Agreement will be sufficient to fund our material requirements for working capital, capital expenditures and other financial commitments for at least the next 12 months and beyond. We anticipate that the primary factors affecting our cash and liquidity are net revenue, working capital requirements, payments of principal and interest on our borrowings, payments to satisfy employees’ tax withholding obligations for restricted shares, and capital expenditures.

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

Our marketable securities consist of U.S. Treasury Securities recorded at fair value. All of our marketable securities are less than one year from maturity.

Our future working capital requirements will depend on many factors, including the following: timing and amount of our net revenue; our product mix and the resulting gross margins; research and development expenses; selling, general and administrative expenses; and expenses associated with any strategic partnerships, acquisitions or infrastructure investments.

From time to time, we may seek additional capital from public or private offerings of our capital stock, borrowings under our existing or future credit lines or other sources in order to (i) develop or enhance our products, (ii) take advantage of strategic opportunities, (iii) respond to competition or (iv) continue to operate our business. We currently have a Form S-3 shelf registration statement on file with the SEC. If we issue equity securities to raise additional funds, our existing stockholders would likely experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. If we issue debt securities to raise additional funds, we may incur debt service obligations, become subject to additional restrictions that limit or restrict our ability to operate our business, or be required to further encumber our assets. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all.

During the fiscal year ended June 30, 2026, we entered into a sales agreement with sales agents, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, with an aggregate offering price of up to $30,000,000. As of September 30, 2026, approximately $17,000,000 of the aggregate offering capacity remained available.

Bank Loan Agreements

Refer to Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, which is incorporated herein by reference, for a discussion of our Loan Agreement.

Cash Flows

The following table presents the major components of the unaudited condensed consolidated statements of cash flows:

	Three Months Ended September 30,
	2026	2025	Change
	(In thousands)
Net cash (used in) provided by operating activities	$(2,505)	$3,605	$(6,110)
Net cash used in investing activities	(24,253)	(74)	(24,179)
Net cash provided by (used in) financing activities	3,912	(1,438)	5,350

Operating Activities

For the three months ended September 30, 2026, our net loss included $2,336,000 of non-cash charges, while the changes in operating assets and liabilities used net cash of $4,378,000. We used cash in operating activities during the current quarter primarily as a result of an increase in our inventory balances and the payment of variable accrued compensation, along with the timing of our collections on accounts receivable, payments of accounts payable.

Accounts receivable increased by $3,577,000, or 14.1%, from June 30, 2026 to September 30, 2026. The increase was primarily due to the higher volume of shipments in the current quarter, as well as the timing of payments from certain customers near quarter-end.

Inventories increased by $5,357,000, or 20.8% from June 30, 2026 to September 30, 2026. The increase was primarily due to (i) higher finished goods to support the timely fulfillment of customer orders and (ii) purchases of memory components to help meet forecasted demand and support continuity of future production.

Accounts payable increased by $6,018,000, or 35.5%, from June 30, 2026 to September 30, 2026, primarily due to the increase in inventory as well as the timing of payments made to our vendors.

Accrued payroll and related expenses decreased by $1,021,000, or 21.2%, from June 30, 2026 to September 30, 2026 as we disbursed certain accrued variable compensation in the current quarter.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2026 includes (i) $10,343,000 for the Nero acquisition, (ii) the purchase of marketable securities of $13,800,000, and (iii) purchases of property and equipment totaling $110,000, primarily consisting of computer software.

Net cash used in investing activities for the three months ended September 30, 2025 consisted of purchases of equipment totaling $74,000, primarily for computer hardware and tooling at our contract manufacturers, business analysis tools, and certain research and development equipment.

Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2026 resulted primarily from $4,895,000 of net borrowings under our Loan Agreement, partially offset by cash used of $979,000 for tax withholdings paid on behalf of employees for restricted shares.

Net cash used in financing activities during the three months ended September 30, 2025 resulted primarily from $1,106,000 of net payments under our Prior Loan Agreement, and $300,000 of tax withholdings paid on behalf of employees for restricted shares.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2026 (this “Report”), which is incorporated herein by reference, for a discussion of legal proceedings.

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

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, which was filed with the SEC on August 27, 2026. There have been no material changes to the risks and uncertainties previously disclosed in such Annual Report on Form 10-K, except for those risks marked with an asterisk (*) below.

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

Some of our integrated circuits are only available from a single source and in some cases, are no longer being manufactured. From time to time, integrated circuits, and potentially other components used in our products, will be phased out of production by the manufacturer. When this happens, we attempt to purchase sufficient inventory to meet our needs until a substitute component can be incorporated into our products. Nonetheless, we may be unable to purchase sufficient components to meet our demands, or we may incorrectly forecast our demand and purchase too many or too few components. In addition, our products use components that have been in the past and may in the future be subject to market shortages and substantial price fluctuations, whether due to a pandemic or epidemic, the war between Ukraine and Russia, conflict in the Middle East, hostilities in the Red Sea, tensions between China and Taiwan, increased tariffs and changes in U.S. trade policies or otherwise. For instance, the market is currently experiencing memory supply shortages, which has led to higher costs and constrained availability of memory components. From time to time, we have been unable to meet customer orders because we were unable to purchase necessary components for our products. We do not have long-term supply arrangements with most of our vendors to obtain necessary components, including semiconductor chips, or technology for our products and instead purchase components on a purchase order basis. If we are unable to purchase components from these suppliers, our product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to meet existing orders or to enter into new orders because of a shortage in components, we will likely lose net revenue, risk losing customers and risk harm to our reputation in the marketplace, which could adversely affect our business, financial condition or results of operations.

Our business related to government contracts subjects us to additional risks.

We believe that the continued growth of our presence in the UAS (drone) and defense technology markets will depend, to a certain degree, on the ability of our customers to win government contracts and subcontracts, in particular from the U.S. Department of War. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. Many government customers are subject to budgetary constraints and our continued performance under these contracts or subcontracts, or award of additional contracts or subcontracts from these agencies, has in the past and could in the future be impacted by spending reductions, budget cutbacks, or government shutdowns. In addition, potentially shifting legislative, regulatory, and oversight priorities of the U.S. Congress following the November 3, 2026 midterm elections may cause our customers and partners to face operational, financial, and compliance challenges, which could adversely impact the revenue we derive from our current and future collaborations, partnerships and customer and design wins. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could lead to delays in negotiations of contracts or increased costs and could adversely affect our business.

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

A substantial part of our revenues is generated through sales by distributors and resellers. To the extent they are unsuccessful in selling our products, or if we are unable to obtain and retain a sufficient number of high-quality distributors and resellers, our operating results could be materially and adversely affected. In addition, our distributors and resellers may devote more resources to marketing, selling and supporting products and services that are competitive with ours, than to our products. They also may have incentives to promote our competitors’ products over our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our distributors and resellers. In these cases, one or more of our important distributors or resellers may stop selling our products completely or may significantly decrease the volume of products they sell on our behalf. This sales structure also could subject us to lawsuits, potential liability and reputational harm if, for example, any of our distributors or resellers misrepresents the functionality of our products or services to customers or violates laws or our corporate policies. If we fail to manage our existing or future distributors and resellers effectively, our business and operating results could be materially and adversely affected.

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

The effect of a pandemic or major public health concern could result in material adverse effects on our business, financial position, results of operations and cash flows.

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

In connection with certain implementations of our management software platform, application, and SaaS offerings, we expect to store, convey and process data produced by devices. This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business. It is important for us to maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business to provide a reasonable level of reliability and security. Despite available security measures and other precautions, the infrastructure and transmission methods used by our products and services may be vulnerable to interception, attack or other disruptive problems. Additionally, some of our products include capabilities to support AI which may further increase our products’ actual or perceived susceptibility to security risks.

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

Certain of our products and services as well as the operations of our business may involve access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse or improper disclosure of which could result in legal liability. The collection, hosting, transfer, disclosure, use, storage and security of personal information is subject to federal, state and foreign data privacy laws. These laws (the “Privacy and Data Protection Requirements”) which are not uniform, do one or more of the following: regulate the collection, transfer (including in some cases, the transfer outside the country of collection), processing, storage, use and disclosure of personal information, and require notice to individuals of privacy practices and in some cases consent to collection of personal information; give individuals certain access, correction and deletion rights with respect to their personal information; and prevent the use or disclosure of personal information, or require providing opt-outs for the use and disclosure of personal information, for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among us and our subsidiaries.

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

The 2018 California Consumer Privacy Act and California Privacy Rights Act of 2020 provide individuals similar rights with respect to the processing of their personal data. Multiple states in the U.S. have enacted such privacy laws, and data privacy laws have become or are scheduled to become effective in several other states in 2026 and beyond.

There is also the possibility of federal privacy legislation and increased enforcement by the Federal Trade Commission under its power to regulate unfair and deceptive trade practices. Markets in the Asia Pacific region have also recently adopted GDPR-like legislation, including China’s Personal Information Protection Law. Failure to meet Privacy and Data Protection Requirements could result in significant civil penalties (including fines up to 4% of annual worldwide revenue under the GDPR) as well as criminal penalties. Privacy and Data Protection Requirements also confer a private right of action in some countries, including under the GDPR.

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

We offer products that include capabilities to support AI deployment and we expect this part of our business to grow. As with many new emerging technologies, AI presents risks and challenges and increasing ethical concerns relating to its responsible use that could affect the adoption of AI, and thus our business. Third-party misuse of AI applications, models, or solutions, or ineffective or inadequate AI development or deployment practices by us or our customers or business partners, could cause harm to individuals, our business or impair the public’s acceptance of AI. Moreover, we may be subject to competitive harm, regulatory action and legal liability as a result of any federal or state legislation regulating AI, new applications of existing data protection, privacy and intellectual property and other laws. Such regulations could cause us to incur greater compliance costs and could also impact our ability to sell or the ability of our customers and users worldwide to acquire, deploy and use systems that include our AI-related products and services, which could thus require us to change our business practices and could adversely affect our business, financial condition and results of operations. If the AI-related products that we offer have unintended consequences or unintended usage or customization by our customers or are otherwise controversial due to their perceived or actual impact on human rights, privacy, employment or other social, economic or political issues, the public’s acceptance of AI may be impaired and may result in reputational and financial harm and liability to our business.

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

The impact of natural disasters and other business interruptions could negatively impact our supply chain and customers, resulting in an adverse impact to our revenues and profitability.

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

We regularly maintain domestic cash deposits in the Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to widespread demands for customer withdrawals and liquidity constraints that may result in market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (“SVB”), Signature Bank Corp., and Silvergate Capital Corp., each failed and were taken into receivership by the FDIC. At that time, we maintained deposits amounting to approximately 85% of our total cash at SVB. SVB now operates as First Citizens Innovation Banking, a division of First Citizens Bank (“FCB”). While we were able to regain full access to our deposits with SVB and have taken steps to diversify our banking relationships since then, our loan agreement with FCB currently requires us to hold 75% of our US cash balances at FCB. Consequently, any future failure of that bank could simultaneously prevent access to both a substantial portion of our cash holdings and to our credit line for funds needed to meet our working capital requirements and other financial commitments. Our cash balances are concentrated at a small number of financial institutions. In addition, macroeconomic conditions have caused turmoil in the banking sector in the past and may do so again in the future. A failure to timely access our cash on deposit with FCB or other banks could require the scaling back of our operations and production, negatively affect our credit, and prevent us from fulfilling contractual obligations. Moreover, there can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis, and such uninsured deposits may ultimately be lost. In addition, if any of the parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

The terms of our Loan Agreement may restrict our financial and operational flexibility and, in certain cases, our ability to operate.

The terms of our Loan Agreement restrict, among other things, our ability to incur liens or indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain transactions with our affiliates. Further, we are currently and may in the future be required to maintain specified financial ratios, including a minimum interest coverage ratio and a minimum liquidity coverage ratio, and to satisfy a minimum liquidity test. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. Pursuant to our Loan Agreement, we have pledged substantially all of our assets to our senior lender, FCB. In addition, our Loan Agreement requires us to hold 75% of our US cash balances at FCB, which may limit our ability to manage our cash holdings effectively.

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

We believe that our future growth is dependent in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including geopolitical events, fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In many markets where we operate, business and cultural norms are different than those in the U.S., and practices that may violate laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (the “FCPA”), are unfortunately more commonplace. Although we have implemented policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees, contractors and agents, as well as distributors and resellers involved in our international sales, may take actions in violation of our policies. Many of our vendors and strategic business allies also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if one or more of our business partners are not able to successfully manage these risks. There can be no assurance that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.

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

We are required to comply with U.S. government export regulations in the sale of our products to foreign customers, including requirements to properly classify and screen our products against a denied parties list prior to shipment. We are also required to comply with the provisions of the FCPA and all other anti-corruption laws, such as the U.K. Bribery Act 2010, of all other countries in which we do business, directly or indirectly, including compliance with the anti-bribery prohibitions and the accounting and recordkeeping requirements of these laws. Violations of the FCPA or other similar laws could trigger sanctions, including ineligibility for U.S. government insurance and financing, as well as large fines. Failure to comply with the aforementioned regulations could also affect our decision to sell our products in international jurisdictions, which could have a material adverse effect on our revenues and profitability.

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. Higher interest rates may hinder opportunities in markets where we do business, have negative impacts on the global economy, or lead customers to decrease or delay spending on products and projects, including on products that we sell, which may in each case have a material adverse effect on our business, financial condition and results of operations. In addition, higher interest rates impact the amount of interest we pay for our debt obligations and leases and continued and sustained increases in interest rates have in the past negatively impacted and may in the future negatively impact our financing costs or cash flow.

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

Insider Trading Arrangements

During the quarter ended September 30, 2026, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Lantronix, Inc., as amended		10-K	3.1	8/29/2013

3.2	Amended and Restated Bylaws of Lantronix, Inc.		8-K	3.2	11/15/2012

10.1*	Amendment to Employment Agreement, dated as of August 26, 2026, between Lantronix, Inc. and Saleel Awsare		8-K	10.1	8/27/2026

10.2*	Amendment to Offer Letter, dated as of August 26, 2026, between Lantronix, Inc. and Kurt Hoff		8-K	10.2	8/27/2026

10.3*	Amendment to Offer Letter, dated as of August 26, 2026, between Lantronix, Inc. and Mathi Gurusamy		8-K	10.3	8/27/2026

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

*	Indicates management contract or compensatory plan, contract or arrangement.
+	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANTRONIX, INC.

Date: November 9, 2026	By:	/s/ SALEEL AWSARE
Saleel Awsare
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ BRENT STRINGHAM
Brent Stringham
Chief Financial Officer
(Principal Financial and Accounting Officer)

